Form 10-Q
period 2001-06-30
FRANKLIN STREET PARTNERS LP
filed 2001-08-14
CIK 1031316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2001

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period _________ to __________.

                         Commission File Number: 0-32615

                  Franklin Street Partners Limited Partnership
             (Exact name of registrant as specified in its charter)

          Massachusetts                                  04-2724223
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                         401 Edgewater Place, Suite 200
                            Wakefield, MA 01880-6210
                    (Address of principal executive offices)

                  Registrant's telephone number (781) 246-4900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

         YES |_|                                                NO |X|

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Not applicable

                  Franklin Street Partners Limited Partnership

                                    Form 10-Q

                                Quarterly Report
                                  June 30, 2001

                                Table of Contents

Part I.  Financial Information

                                                                            Page
                                                                            ----

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 2001
                  and December 31, 2000                                        3

                  Consolidated Statements of Operations for the three
                  months ended June 30, 2001 and 2000 and for the six
                  months ended June 30, 2001 and 2000                          4

                  Consolidated Statements of Cash flows for the six
                  months ended June 30, 2001 and 2000                          5

                  Notes to the Consolidated Financial Statements             6-8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       9-12

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                                 13

Part II. Other Information

         Item 1.  Legal Proceedings                                           14

         Item 2.  Changes in Securities                                       14

         Item 3.  Defaults upon Senior Securities                             14

         Item 4.  Submission of Matters to a Vote of Security Holders         14

         Item 5.  Other Information                                           14

         Item 6.  Exhibits and Reports on Form 8-K                            14

Signatures                                                                    15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            Franklin Street Partners
                      Limited Partnership and Subsidiaries
                           Consolidated Balance Sheets

                                                                                    June 30,         December 31,
(in thousands)                                                                        2001               2000
==================================================================================================================
                                                                                   (Unaudited)
Assets:

Real estate investments, at cost:
   Land                                                                            $  35,144          $  35,524
   Buildings and improvements                                                        136,297            136,276
   Fixtures and equipment                                                                995                995
------------------------------------------------------------------------------------------------------------------

                                                                                     172,436            172,795

   Less accumulated depreciation                                                      14,157             12,164
------------------------------------------------------------------------------------------------------------------

     Real estate investments, net                                                    158,279            160,631

Cash and cash equivalents                                                             22,303             13,718
Restricted cash                                                                          515                499
Marketable securities                                                                  1,001              5,322
Due from related parties                                                                  47             16,734
Tenant rent receivables, net of allowance for doubtful accounts of
  $210 in 2001 and $10 in 2000                                                           806              1,238
Prepaid expenses and other assets                                                      1,143              1,038
Office computers and furniture, net of accumulated
  depreciation of $163 in 2001 and $142 in 2000                                          364                303
------------------------------------------------------------------------------------------------------------------

     Total assets                                                                  $ 184,458          $ 199,483
==================================================================================================================

Liabilities and Partners' Capital

Liabilities:
   Bank note payable                                                               $      --          $  16,500
   Accounts payable and accrued expenses                                               4,999              2,281
   Tenant security deposits                                                              515                499
------------------------------------------------------------------------------------------------------------------

     Total liabilities                                                                 5,514             19,280
------------------------------------------------------------------------------------------------------------------

Minority interests in consolidated subsidiaries                                           52                 63
------------------------------------------------------------------------------------------------------------------

Partners' capital (deficit):
   Limited partners, 23,488,618 in 2001 and 23,486,096 in 2000
     units issued and outstanding                                                    181,280            182,478
   General partner, 948,499 units issued and outstanding in 2001 and 2000             (2,388)            (2,338)
------------------------------------------------------------------------------------------------------------------

     Total partners' capital                                                         178,892            180,140
------------------------------------------------------------------------------------------------------------------

     Total liabilities and partners' capital                                       $ 184,458          $ 199,483
==================================================================================================================

                    See accompanying notes to consolidated financial statements.

                            Franklin Street Partners
                      Limited Partnership and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                      For the                             For the
                                                                   Three Months                         Six Months
                                                                       Ended                               Ended
                                                                     June 30,                            June 30,
                                                               ----------------------              -------------------
(in thousands, except per partnership unit amounts)            2001              2000               2001           2000
===========================================================================================================================
Revenues:
   Rental income                                          $   6,831        $    6,562          $  13,319      $  12,760
   Investment services income                                 6,349                --             12,102             --
   Interest and other income                                    316               198                862            404
---------------------------------------------------------------------------------------------------------------------------

     Total revenues                                          13,496             6,760             26,283         13,164
---------------------------------------------------------------------------------------------------------------------------

Expenses:
   Selling, general and administrative                        3,528             2,716              6,705          5,305
   Other real estate operating expenses                       2,022             1,548              3,433          2,963
   Depreciation and amortization                                981             1,049              2,132          2,030
   Real estate taxes and insurance                              698               650              1,416          1,344
   Interest expense                                             209               108                394            495
   Minority interests                                            19                23                 40             27
---------------------------------------------------------------------------------------------------------------------------

     Total expenses                                           7,457             6,094             14,120         12,164
---------------------------------------------------------------------------------------------------------------------------

Net income                                                $   6,039        $      666          $  12,163      $   1,000
===========================================================================================================================

Allocation of net income to:
   Limited Partners                                       $   5,805        $      638          $  11,691      $     956
   General Partner                                              234                28                472             44
---------------------------------------------------------------------------------------------------------------------------

                                                          $   6,039        $      666          $  12,163      $   1,000
---------------------------------------------------------------------------------------------------------------------------

Basic and diluted net income per limited and general
  partnership unit                                        $     .25        $      .03          $     .50      $     .05
===========================================================================================================================

                    See accompanying notes to consolidated financial statements.

                            Franklin Street Partners
                      Limited Partnership and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                          For the
                                                                                                        Six Months
                                                                                                           Ended
                                                                                                         June 30,
                                                                                                   -------------------
(in thousands)                                                                                      2001           2000
=============================================================================================================================
Cash flows from operating activities:
   Net income                                                                                  $  12,163      $   1,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                                 2,132          2,030
     Partnership units issued as compensation                                                         29          2,300
     Gain on sale of land                                                                            (11)          (149)
     Minority interests                                                                               40             27
     Changes in operating assets and liabilities:
       Restricted cash                                                                               (16)            --
       Prepaid expenses                                                                             (123)           130
       Tenant rent receivables                                                                       432            (63)
       Due from related parties                                                                      187           (170)
       Deposits and other assets                                                                    (100)          (226)
       Accounts payable and accrued expenses                                                       2,718         (1,250)
       Tenant security deposits                                                                       16             --
-----------------------------------------------------------------------------------------------------------------------------

         Net cash provided by operating activities                                                17,467          3,629
-----------------------------------------------------------------------------------------------------------------------------

Cash flow from investing activities:
   Repayment of loans from related party                                                          16,500             --
   Purchase of property and equipment                                                               (161)        (8,088)
   Proceeds received on sale of land                                                                 449          1,076
   Sale of marketable securities                                                                   4,321             --
-----------------------------------------------------------------------------------------------------------------------------

         Net cash provided by (used for) investing activities                                     21,109         (7,012)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Cash distributions to partners                                                                (13,440)       (10,737)
   Cash distributions to minority interest holders                                                   (51)           (30)
   Net repayments under line of credit facility                                                  (16,500)       (23,522)
   Capital contributions                                                                              --         39,829
-----------------------------------------------------------------------------------------------------------------------------

         Net cash provided by (used for) financing activities                                    (29,991)         5,540
-----------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                          8,585          2,157

Cash and cash equivalents, beginning of period                                                    13,718         18,519
-----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                                       $  22,303      $  20,676
=============================================================================================================================

Supplemental disclosure of cash flow information: Cash paid for:
     Interest                                                                                  $     394      $     495
     Income taxes                                                                              $      --      $      --

                    See accompanying notes to consolidated financial statements.

                  Franklin Street Partners Limited Partnership
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Organization and Operations

Franklin Street Partners Limited Partnership (the "Partnership") was formed as a Massachusetts limited partnership on February 4, 1997. The Partnership owns a 99% interest in FSP Investments LLC ("FSP Investments") and a 99% interest in FSP Property Management LLC ("FSP Property Management").

The Partnership operates in two business segments: rental operations and investment services. FSP Investments provides real estate investment and broker/dealer services. FSP Investment's services include: (i) the organization of real estate investment trusts ("REIT") entities (the "Sponsored REITs"), which are syndicated through private placements; (ii) the acquisition of real estate on behalf of the Sponsored REITs; and (iii) the sale through best efforts prior to placements of preferred stock in Sponsored REITs.

During 1999 and 2000, a total of seventeen Sponsored Partnerships were merged into the Partnership. The Partnership previously owned a 5% general partner interest in each of the Sponsored Partnerships. The mergers were tax-free reorganizations accounted for similar to a pooling of interest, whereby the assets and liabilities of the Sponsored Partnerships were recorded at their historic book values and transaction costs were charged to expenses.

Basis of Presentation

The consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain information and footnote disclosures normally included in the Partnership's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments necessary for a fair statement of the results for the interim periods ended June 30, 2001 and 2000. These adjustments are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000, which are contained in the Partnership's Form 10 filed with the Securities and Exchange Commission (the "SEC").

Management's Estimates and Assumptions

The accompanying financial statements were prepared by the Partnership in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The Partnership reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Actual results could differ from those estimates.

Net Income Per Partnership Unit

The Partnership follows SFAS No. 128 "Earnings per Share", which specifies the computation, presentation and disclosure requirements for the Partnership's net income per partnership unit. Basic net income per unit is computed by dividing net income by the weighted average number of partnership units outstanding during period. Diluted net income per unit reflects the potential dilution that could occur if securities or other contracts to issue units were exercised or converted into units. There were no potential dilutive units outstanding at June 30, 2001 and 2000.

The partnership units issued in connection with the merger transactions have been treated as outstanding for all periods presented since the date of inception of each acquired partnership.

                  Franklin Street Partners Limited Partnership
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Net Income Per Partnership Unit (Continued)

The denominator used for calculating basic and diluted net income per unit is as follows:

                                                                      For the                             For the
                                                                   Three Months                         Six Months
                                                                       Ended                               Ended
                                                                     June 30,                            June 30,
                                                               ----------------------              -------------------
                                                               2001              2000               2001           2000
============================================================================================================================
Weighted average number of units outstanding:
   Limited partners                                      23,488,619        22,261,387         23,488,409     20,704,319
   General partner                                          948,499           948,499            948,499        948,499
----------------------------------------------------------------------------------------------------------------------------

                                                         24,437,118        23,209,886         24,436,908     21,652,818
============================================================================================================================

Business Segments

Segment operating results are measured and assessed based on a performance measure known as Funds From Operations ("FFO"). FFO is defined as net income (computed in accordance with generally accepted accounting principles) plus depreciation and amortization and other non-cash expenses. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

FFO by business segment are as follows (in thousands):

                                                                                                                Per
                                                                                                           Consolidated
                                                 Rental      Investment                  Intercompany      Statements of
                                               Operations     Services         Total     Eliminations       Operations
===========================================================================================================================
For the six months ended June 30, 2001:
  Total revenues                                $  13,951      $ 12,523    $ 26,474          $  (191)         $ 26,283
  Total expenses                                   (6,945)       (7,453)    (14,398)             278           (14,120)
  Depreciation and amortization                     2,129            90       2,219              (87)            2,132
  Non-cash expenses                                    --         1,529       1,529               --             1,529
---------------------------------------------------------------------------------------------------------------------------

FFO                                             $   9,135      $  6,689    $ 15,824          $    --          $ 15,824
===========================================================================================================================

For the six months ended June 30, 2000:
  Total revenues                                $  13,164      $  6,019    $ 19,183          $(6,019)         $ 13,164
  Total expenses                                   (7,167)       (5,865)    (13,032)             868           (12,164)
  Depreciation and amortization                     2,013            90       2,103              (73)            2,030
  Non-cash expenses                                    --         2,300       2,300               --             2,300
---------------------------------------------------------------------------------------------------------------------------

FFO                                             $   8,010      $  2,544    $ 10,554          $(5,224)         $  5,330
===========================================================================================================================

Non-cash expenses of $1,529,000 and $2,300,000 for the six months ended June 30, 2001 and 2000, respectively, are comprised of equity-based compensation charges.

                  Franklin Street Partners Limited Partnership
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Business Segments (Continued)

The Partnership's cash distributions from operations are summarized as follows (in thousands, except per partnership unit amounts):

                                    Distribution                   Total
                                   Per Partnership                 Cash
Quarter Paid                            Unit                   Distributions
================================================================================

First quarter of 2001                   $.27                      $  6,597
Second quarter of 2001                   .28                         6,843
--------------------------------------------------------------------------------

                                                                  $ 13,440
================================================================================

Cash distributions per partnership unit is based on the total outstanding units at the end of each calendar quarter. Cash available for distribution, as determined at the sole discretion of the general partner, is required to be distributed to unit holders within 90 days following the end of each calendar quarter. The cash distribution of approximately $6,597,000 for the fourth quarter of 2000 was declared and paid in the first quarter of 2001. The cash distribution of approximately $6,843,000 for the first quarter of 2001 was declared and paid in the second quarter 2001.

The following table is a summary of other financial information by business segment (in thousands):

                                 Rental         Investment
                               Operations        Services          Total
================================================================================

June 30, 2001:
  Capital expenditures         $      79          $    82       $    161
  Total  assets                $ 177,725          $ 6,733       $184,458

June 30, 2000:
  Capital expenditures         $   8,018          $    70       $  8,088
  Total assets                 $ 179,863          $ 3,953       $183,816

Subsequent Event

Effective July 1, 2001, a wholly-owned subsidiary of the Partnership purchased the 1% ownership interest in FSP Investments and the 1% ownership interest in FSP Property Management for an aggregate purchase price of approximately $32,000. As a result of the purchase, there is no longer a minority interest holder in the subsidiaries of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes property owned by the Partnership:

                                                             June 30,
                                                      ----------------------
                                                      2001              2000
                                                      ----              ----

Residential:
   Number of properties                                  4                 4
   Number of apartment units                           642               642

Commercial:
   Number of properties                                 13                13
   Square footage                                1,433,300         1,433,300

Results of Operations

The following table shows the Partnership's financial data as a percentage of total revenues for the three months ended June 30, 2001 and 2000 and for the six months ended June 30, 2001 and 2000 and the variance in dollars between the periods:

                                         Financial Data as a Percentage                           Variance in
                                                of Total Revenues                            Thousands of Dollars
                                   ------------------------------------------       ---------------------------------------
                                      For the three              For the six          For the three            For the six
                                      months ended              months ended          months ended            months ended
                                        June 30,                  June 30,              June 30,                June 30,
                                   -----------------         ----------------       ---------------        ----------------

                                    2001        2000         2001        2000         2001 and 2000          2001 and 2000
                                    ----        ----         ----        ----         -------------          -------------
Revenues:
   Rental income                      51%         97%          51%         97%          $       269            $       559
   Syndication and
     commission income                47           0           46           0                 6,349                 12,102
   Interest and other income           2           3            3           3                   118                    458
                                   -----       -----        -----       -----           -----------            -----------

Total revenues                       100         100          100         100                 6,736                 13,119
                                   -----       -----        -----       -----           -----------            -----------

Expenses:
   Selling, general and
     administrative                   26          40           26          40                   812                  1,400
   Other real estate operating
     expenses                         15          23           13          23                   474                    470
   Depreciation and amortization       7          16            8          15                   (68)                   102
   Real estate taxes and insurance     5          10            5          10                    48                     72
   Interest expense                    2           2            2           4                   101                   (101)
   Minority interest                   0           0            0           0                    (4)                    13
                                   -----       -----        -----       -----           -----------            -----------

Total expenses                        55          91           54          92                 1,363                  1,956
                                   -----       -------      -----       -----           -----------            -----------

Net income                            45%          9%          46%          8%          $     5,373             $   11,163
                                   =====       =====        =====       =====           ===========             ==========

The Partnership's net income for the three months ended June 30, 2001 was $6.0 million reflecting an increase of $5.4 million over the net income of $666 thousand during the comparable period in 2000. The Partnership's net income for the six months ended June 30, 2001 was $12.2 million reflecting an increase of $11.2 million over the net income of $1.0 million during the comparable period in 2000. The increase in net income during the 2001 periods compared to 2000 resulted primarily from increased investment service income related to the syndication of Sponsored REIT's in 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenues

Total revenues during the three months ended June 30, 2001 increased by $6.7 million or 100% compared to the three months ended June 30, 2000. Total revenues increased $13.1 million or 99%, to $26.3 million for the six months ended June 30, 2001, as compared to $13.2 million for the six months ended June 30, 2000. Income from rental operations was $13.3 million for the six months ended June 30, 2001 compared to $12.8 million for the six months ended June 30, 2000.

The increase in rental income of $559 thousand, or 4.4%, compared to the six months ended June 30, 2000, is attributable to:

o the acquisition of one commercial property in 2000, which generated revenue for a full year in 2001 compared with a partial year in 2000, resulting in $300 thousand in additional revenue;

o     the increase in rents for one property of approximately $425 thousand;

o the net increase in other rents of about $305 thousand less vacancies and delinquencies of approximately $170 thousand;

o offset by increased delinquencies in one property of approximately $300 thousand, substantially all of which occurred during the quarter ended June 30, 2001.

The increase in investment services (syndication and commission) income of $6.3 million and $12.1 million for the three months and six months ended June 30, 2001, respectively, compared to the same periods in 2000, is attributable to the syndication of three Sponsored REIT's in 2001. The Partnership syndicated three Sponsored Partnerships during the six months ended June 30, 2000 and generated syndication and commission fees of $6.0 million; however, these fees are eliminated in the consolidated results.

The increase in interest and other income of $118 thousand and $458 thousand for the three months and six months ended June 30, 2001, respectively, compared to the same periods in 2000, is attributable to interest earned on higher cash balances, cash equivalents and marketable securities and higher average yields in 2001 compared to 2000.

Expenses

Total expenses increased $1.4 million or 22% and $2.0 million or 16% for the three months and six months ended June 30, 2001, respectively, compared to the same periods in 2000.

The increase in selling, general and administrative expenses of $1.4 million or 26%, compared to the six months ended June 30, 2000, is attributable to:

o increased broker commissions and related costs of approximately $1.7 million;

o     increased professional fees of approximately $115 thousand;

o     increased other costs of approximately $120 thousand;

o offset by decreased payroll and related expenses of approximately $535 thousand.

The increase in other real estate operating expenses of $470 thousand or 16%, compared to the six months ended June 30, 2000, is primarily attributable to:

o an increase in the allowance for bad debts of $200 thousand, all of which occurred during the quarter ended June 30, 2001; and

o     increased other costs of $270 thousand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Expenses (Continued)

Depreciation and amortization expenses in 2001 approximated depreciation and amortization expenses for the three months and six months ended June 30, 2000 due to consistent levels of property.

The increase in real estate taxes and insurance expenses of $72 thousand or 5.4% for the six months ended June 30, 2001, compared to the six months ended June 30, 2000 is primarily attributable to a general increase in real estate taxes.

The decrease in interest expense of $101 thousand or 20% for the six months ended June 30, 2001, compared to the six months ended June 30, 2000, is primarily attributable to the decrease in outstanding debt balances during 2001 compared to 2000.

The minority interest for the year six months ended June 30, 2001 approximated the minority interest for the six months ended June 30, 2000.

Liquidity and Capital Resources

Cash and cash equivalents were $22.3 million and $13.7 million at June 30, 2001 and December 31, 2000, respectively. This 25.9% increase of $8.6 million is attributable to $17.5 million provided by operating activities and $21.1 million provided by investing activities partially offset by $30.0 million used by financing activities.

Operating Activities

The Partnership's cash provided by operating activities of $17.5 million is primarily attributable to:

o $14.3 million from operations, after addback of $2.1 million from non cash expenses, primarily depreciation and amortization;

o $2.7 million from the increase in accounts payable and accrued expenses, and

o $0.5 million from the net change in other operating assets and liabilities.

Investing Activities

The Partnership's cash provided by investing activities of $21.1 million is primarily attributable to:

o     $16.5 million from the proceeds of a loan to a related party;

o     $4.3 million from the sale of marketable securities; and

o $0.3 million provided by the proceeds from the sale of excess land partially offset by the purchase of other property and equipment.

Financing Activities

The Partnership's cash used for financing activities of $30.0 million is attributable to:

o     $13.4 million cash distributions to partners;

o     $16.5 million of net repayments under the line of credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In the near term, liquidity is generated from funds from ongoing real estate operations and investment services fees and commissions received in connection with the sale of shares by new Sponsored REITs.

The Partnership maintains an unsecured line of credit through Citizens Bank. The Partnership has entered into a Master Promissory Note and Loan Agreement which provides for a revolving line of credit of up to $53 million. Borrowings under the loan bear interest at either the bank's base rate or a variable LIBOR rate. The Partnership uses the unsecured line of credit to provide each newly-formed Sponsored REIT with the funds to purchase its property. The Partnership loans the purchase price of the property, at an interest rate equivalent to the rate which the Partnership is paying to the bank and takes back a mortgage. The Partnership collects a commitment fee from the Sponsored REIT. The loan is paid back in full from the capital contributions of each Sponsored REIT's investors. The Partnership's loan agreement with the bank includes customary restrictions on property liens and requires compliance with various financial covenants. Financial covenants include maintaining minimum cash balances in operating accounts, tangible net worth of at least $104 million and compliance with other various debt and income ratios. The Partnership was in compliance with all covenants as of June 30, 2001.

As part of a syndication of a Sponsored REIT, the Partnership entered into an agreement whereby the Partnership agreed to purchase a certain additional property if the owner of the property offered the property for sale. The price of the property ranges from $15 million to $22 million based upon a formula. The seller must deliver notice to the Partnership of its intent to sell the property no later than the end of May 2002. In the event that the Partnership is unable to syndicate this property the Partnership would have to borrow under its revolving credit facility.

The Partnership did not have any borrowings under its revolving credit facility as of June 30, 2001.

The Partnership's real properties generate rental income to cover the ordinary, annual operating expenses of the properties and to fund distributions to partners. As of June 30, 2001, the rental income covered the expenses for each of the Partnership's real properties. In addition to rental income, the Partnership maintains cash reserves that may be used to fund extraordinary expenses or major capital expenses. The cash reserves were set aside when the Sponsored Partnerships that the Partnership has acquired were originally syndicated. The cash reserves, included in cash and cash equivalents, as of June 30, 2001 of approximately $7.2 million are in excess of the known needs for extraordinary expenses or capital improvements for the real properties within the next few years. There are no external restrictions on these reserves, and they may be used for any Partnership purpose.

Although there is no guarantee we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly-formed Sponsored REITs. The Partnership believes that it has adequate funds to cover extraordinary expenses and capital improvements, in addition to normal operating expenses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company was not a party to derivative commodity investments at or during the year ended December 31, 2000 or during the six months ended June 30, 2001. The Company's only other financial instruments (as defined by financial Accounting Standards Board Statement No. 107) are its cash and cash equivalents and marketable securities for which cost approximates market value.

The Company's only indebtedness consists of draws from time to time upon its line of credit. These borrowings bear interest at a variable rate. The Company uses the funds it draws on its line of credit only for the purpose of making interim mortgage loans to Sponsored REITs. These mortgage loans bear interest at the same variable rate payable by the Company under its line of credit. Therefore, the Company believes that it has mitigated its interest rate risk with respect to its borrowings.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings:
           Not applicable.

Item 2.    Changes in Securities:
           Not applicable.

Item 3.    Defaults Upon Senior Securities:
           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders:
           Not applicable.

Item 5.    Other Information:
           Not applicable.

Item 6.    Exhibits and Reports on Form 8 - K:
           (a)   Exhibits:  None;
           (b)   Reports on Form 8 - K:
                 The Partnership did not file any report on Form 8-K with the SEC during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Franklin Street Partners Limited Partnership

August 14, 2001                     FSP General Partner LLC
                                    its General Partner


                                    By: /s/ George J. Carter
                                        -----------------------------
                                        Managing Member and President