Form 10-Q/A
period 2001-06-30
FRANKLIN STREET PARTNERS LP
filed 2001-12-18
CIK 1031316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - Q/A
                               Amendment No. 1 to

(Mark One)
      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2001

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period  _________ to __________.

                         Commission File Number: 0-32615

The undersigned hereby amends in its entirety its Quarterly Report on Form 10Q for the Quarter ended June 30, 2001.

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

                                    Form 10-Q

                                Quarterly Report
                                  June 30, 2001

                                Table of Contents

Part I.     Financial Information
                                                                            Page
                                                                            ----
            Item 1.  Financial Statements

                     Consolidated Balance Sheets as of June 30, 2001
                     and December 31, 2000                                     3

                     Consolidated Statements of Operations for the
                     three months ended June 30, 2001 and 2000 and
                     for the six months ended June 30, 2001 and 2000           4

                     Consolidated Statements of Cash flows for the
                     six months ended June 30, 2001 and 2000                   5

                     Notes to the Consolidated Financial Statements         6-10

            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   11-14

            Item 3.  Quantitative and Qualitative Disclosures about
                     Market Risk                                              15

Part II. Other Information

            Item 1.  Legal Proceedings                                        16

            Item 2.  Changes in Securities                                    16

            Item 3.  Defaults upon Senior Securities                          16

            Item 4.  Submission of Matters to a Vote of Security Holders      16

            Item 5.  Other Information                                        16

            Item 6.  Exhibits and Reports on Form 8-K                         16

Signatures                                                                    17

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                            Franklin Street Partners
                      Limited Partnership and Subsidiaries
                           Consolidated Balance Sheets

                                                                            June 30,    December 31,
(in thousands)                                                                2001          2000
======================================================================================================
                                                                          (Unaudited)
Assets:

Real estate investments, at cost:
   Land                                                                     $ 39,614      $ 39,994
   Buildings and improvements                                                153,020       152,999
   Fixtures and equipment                                                        995           995
------------------------------------------------------------------------------------------------------

                                                                             193,629       193,988

   Less accumulated depreciation                                              15,155        12,917
------------------------------------------------------------------------------------------------------

     Real estate investments, net                                            178,474       181,071

Cash and cash equivalents                                                     22,303        13,718
Restricted cash                                                                  515           499
Marketable securities                                                          1,001         5,322
Due from related parties                                                          47        16,734
Tenant rent receivables, net of allowance for doubtful accounts of
  $210 in 2001 and $10 in 2000                                                   806         1,238
Prepaid expenses and other assets                                              1,143         1,038
Office computers and furniture, net of accumulated
  depreciation of $163 in 2001 and $142 in 2000                                  364           303
------------------------------------------------------------------------------------------------------
     Total assets                                                           $204,653      $219,923
======================================================================================================

Liabilities and Partners' Capital

Liabilities:
   Bank note payable                                                        $     --      $ 16,500
   Accounts payable and accrued expenses                                       4,999         2,281
   Tenant security deposits                                                      515           499
------------------------------------------------------------------------------------------------------

     Total liabilities                                                         5,514        19,280
------------------------------------------------------------------------------------------------------

Minority interests in consolidated subsidiaries                                   52            63
------------------------------------------------------------------------------------------------------

Partners ' capital (deficit):
   Limited partners, 23,488,618 in 2001 and 23,486,096 in 2000
     units issued and outstanding                                            202,633       204,067
   General partner, 948,499 units issued and outstanding in 2001 and 2000     (3,546)       (3,487)
------------------------------------------------------------------------------------------------------

     Total partners ' capital                                                199,087       200,580
------------------------------------------------------------------------------------------------------

     Total liabilities and partners' capital                                $204,653      $219,923
======================================================================================================

                    See accompanying notes to consolidated financial statements.

                            Franklin Street Partners
                      Limited Partnership and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                      For the                             For the
                                                                   Three Months                         Six Months
                                                                       Ended                               Ended
                                                                     June 30,                            June 30,
                                                               ----------------------              -------------------
(in thousands, except per partnership unit amounts)            2001              2000               2001           2000
=========================================================================================================================
Revenues:
   Rental income                                          $   6,831        $    6,562          $  13,319      $  12,760
   Investment services income                                 6,349                --             12,102             --
   Interest and other income                                    316               198                862            404
-------------------------------------------------------------------------------------------------------------------------

     Total revenues                                          13,496             6,760             26,283         13,164
-------------------------------------------------------------------------------------------------------------------------

Expenses:
   Selling, general and administrative                        3,481             2,716              6,658          5,305
   Other real estate operating expenses                       2,022             1,548              3,433          2,963
   Depreciation and amortization                              1,151             1,149              2,424          2,230
   Real estate taxes and insurance                              698               650              1,416          1,344
   Interest expense                                             209               108                394            495
   Minority interests                                            19             1,111                 40          1,523
-------------------------------------------------------------------------------------------------------------------------

     Total expenses                                           7,580             7,282             14,365         13,860
-------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                         $   5,916        $     (522)         $  11,918      $    (696)
=========================================================================================================================

Allocation of net income (loss) to:
   Limited Partners                                       $   5,686        $     (493)         $  11,455      $    (657)
   General Partner                                              230               (29)               463            (39)
-------------------------------------------------------------------------------------------------------------------------

                                                          $   5,916        $     (522)         $  11,918      $    (696)
=========================================================================================================================

Basic and diluted net income (loss) per limited and
  general partnership unit                                $     .24        $     (.03)         $     .49      $    (.04)
=========================================================================================================================

                    See accompanying notes to consolidated financial statements.

                            Franklin Street Partners
                      Limited Partnership and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         For the
                                                                           Six
                                                                          Months
                                                                          Ended
                                                                       ----------------
                                                                         June 30,
(in thousands)                                                         2001        2000
==========================================================================================
Cash flows from operating activities:
   Net income (loss)                                               $ 11,918    $   (696)
   Adjustments to reconcile net income to net cash
     provided by operating
     activities:
       Depreciation and amortization                                  2,424       2,230
       Partnership units issued as compensation                          29       2,300
       Gain on sale of land                                             (11)       (149)
       Minority interests                                                40       1,523
       Changes in operating assets and liabilities:
         Restricted cash                                                (16)         --
         Prepaid expenses                                              (123)        130
         Tenant rent receivables                                        432         (63)
         Due from related parties                                       187        (170)
         Deposits and other assets                                     (147)       (226)
         Accounts payable and accrued expenses                        2,718      (1,250)
         Tenant security deposits                                        16          --
------------------------------------------------------------------------------------------

           Net cash provided by operating activities                 17,467       3,629
------------------------------------------------------------------------------------------

Cash flow from investing activities:
   Repayment of loans from related party                             16,500          --
   Purchase of property and equipment                                  (161)     (8,088)
   Proceeds received on sale of land                                    449       1,076
   Sale of marketable securities                                      4,321          --
------------------------------------------------------------------------------------------

           Net cash provided by (used for) investing activities      21,109      (7,012)
------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Cash distributions to partners                                   (13,440)    (10,737)
   Cash distributions to minority interest holders                      (51)        (30)
   Net repayments under line of credit facility                     (16,500)    (23,522)
   Capital contributions                                                 --      39,829
------------------------------------------------------------------------------------------

           Net cash provided by (used for) financing activities     (29,991)      5,540
------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                             8,585       2,157

Cash and cash equivalents, beginning of period                       13,718      18,519
------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                           $ 22,303    $ 20,676
==========================================================================================

Supplemental disclosure of cash flow information: Cash paid for:
     Interest                                                      $    394    $    495
     Income taxes                                                  $     --    $     --

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

The Partnership operates in two business segments: rental operations and investment services. FSP Investments provides real estate investment and broker/dealer services. FSP Investments' services include: (i) the organization of real estate investment trust ("REIT") entities (the "Sponsored REITs"), which are syndicated through private placements; (ii) the acquisition of real estate on behalf of the Sponsored REITs; and (iii) the sale through best efforts of private placements of preferred stock in Sponsored REITs.

During 1999 and 2000, a total of seventeen limited partnerships (the "Sponsored Partnerships") were merged into the Partnership . The Partnership previously owned a general partner interest in each of the Sponsored Partnerships. The mergers were accounted for as a purchase whereby the assets and liabilities of the acquired Sponsored Partnerships were recorded at their fair value at the date of merger. See the following note on Restatement.

Restatement

The Partnership has restated its previously reported consolidated financial statements for the year ended December 31, 2000, including the previously reported quarterly financial statements, to reflect certain adjustments that were identified during the second quarter of 2001. These non-cash adjustments had the impact of decreasing reported net income for additional depreciation expense and reallocating net income to minority interest holders, and increasing real estate assets. As a result of the restatement, depreciation expense increased approximately $122,000 and $245,000 for the three and six months ended March 31, 2001 and June 30, 2001, respectively. Real estate investments, net, total assets, and Partners' equity all increased by $20.2 million as of June 30, 2001. Minority Interest and Partners' Capital that related to the Partnership's initial accounting treatment for certain merger transactions that occurred in 1999 and 2000 were also adjusted. These mergers were initially recorded similar to a pooling of interests, whereby the assets and liabilities were recorded at their historic book values and transaction costs were charged to expense. During the third quarter of 2001, the Partnership determined that the purchase method of accounting was the appropriate treatment for these mergers. Accordingly, the Partnership has recorded the mergers based on the fair value of assets and liabilities acquired. Additionally, transaction costs incurred in connection with these mergers have been capitalized as a cost of acquisition. The following tables summarize the impact to amounts previously reported:

                                             Six Months Ended
                                              June 30, 2000
                                              -------------

In thousands                        Previously
                                     Reported    Adjustments   Restated
                                     --------    -----------   --------

Total Revenues                       $ 13,164       $     --   $ 13,164

Total operating expenses              12,137             200     12,337
Minority interests                        27           1,496      1,523
                                     --------       --------   --------
Total expenses                        12,164           1,696     13,860

Net income (loss)                    $  1,000       $ (1,696)  $   (696)
                                     --------       --------   --------

Net income (loss) per general and
  limited partnership unit           $   0.05       $  (0.08)  $  (0.04)
                                     --------       --------   --------

                  Franklin Street Partners Limited Partnership
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                             Three Months Ended
                                              June 30, 2000
                                              -------------

In thousands                        Previously
                                     Reported    Adjustments    Restated
                                     --------    -----------    --------

Total Revenues                       $  6,760       $     --    $  6,760

Total operating expenses                6,071            100       6,171
Minority interests                         23          1,088       1,111
                                     --------       --------    --------
Total expenses                          6,094          1,188       7,282

Net income (loss)                    $    666       $ (1,188)   $   (522)
                                     --------       --------    --------

Net income (loss) per general and
  limited partnership unit           $   0.03       $  (0.06)   $  (0.03)
                                     --------       --------    --------

                                                  December 31, 2000
                                                  -----------------

In thousands                             Previously
                                          Reported    Adjustments   Restated
                                          --------    -----------   --------

Real estate investments, net              $160,631       $ 20,440   $181,071
Other Assets                                38,852             --     38,852
                                                         --------   --------

Total Assets                              $199,483       $ 20,440   $219,923
                                          --------       --------   --------

Liabilities                               $ 19,280       $     --   $ 19,280
Minority interests                              63             --         63
Partners' equity                           180,140         20,440    200,580
                                          --------       --------   --------

Total liabilities and partner's equity    $199,483       $ 20,440   $219,923
                                          --------       --------   --------

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

These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000, which are contained in the Partnership's Form 10, as amended, filed with the Securities and Exchange Commission (the "SEC").

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

                  Franklin Street Partners Limited Partnership
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137 and No.
138. The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The provisions of this statement became effective January 1, 2001. The Partnership has adopted these provisions, and the impact on its financial position, results of operations and cash flows is not material.

In June 2001, the FASB approved SFAS No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), effective July 1, 2001 and January 1, 2002, respectively, for the Partnership. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Partnership has adopted SFAS 141; however, since June 30, 2001, there were no combinations by the Partnership to which this would apply. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the three-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Partnership has reviewed the provisions of SFAS 142 and believes that the impact of adoption will not be material to its financial position, results of operations and cash flows.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will be effective at the beginning of 2003. The Partnership has reviewed the provisions of SFAS 143 and believes that the impact of adoption will not be material to its financial position, results of operations and cash flows.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. This Statement will be effective at the beginning of 2002. The Partnership is currently assessing, but has not yet determined the impact of SFAS No. 144 on its financial position or results of operations and cash flows.

Reclassifications

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentations.

Net Income Per Partnership Unit

The Partnership follows SFAS No. 128 "Earnings per Share", which specifies the computation, presentation and disclosure requirements for the Partnership's net income per partnership unit. Basic net income per unit is computed by dividing net income by the weighted average number of partnership units outstanding during the period. Diluted net income per unit reflects the potential dilution that could occur if securities or other contracts to issue units were exercised or converted into units. There were no potential dilutive units outstanding at June 30, 2001 and 2000.

                  Franklin Street Partners Limited Partnership
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Net Income Per Partnership Unit (continued)

The denominator used for calculating basic and diluted net income per unit is as follows:

                                                                      For the                             For the
                                                                   Three Months                         Six Months
                                                                       Ended                               Ended
                                                                     June 30,                            June 30,
                                                               ----------------------              -------------------
                                                               2001              2000               2001           2000
==========================================================================================================================
Weighted average number of units outstanding:
   Limited partners                                      23,488,618        16,281,380         23,488,409     16,166,380
   General partner                                          948,499           948,499            948,499        948,499
--------------------------------------------------------------------------------------------------------------------------

                                                         24,437,117        17,229,879         24,436,908     17,114,879
==========================================================================================================================

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

FFO by business segment are as follows (in thousands):

                                                                                                             Per
                                                                                                        Consolidated
                                                 Rental      Investment                 Intercompany    Statements of
                                               Operations     Services        Total     Eliminations      Operations
========================================================================================================================
For the six months ended
  June 30 , 2001:
  Total revenues                                $  13,951      $ 12,523    $ 26,474          $  (191)        $ 26,283

  Total expenses                                   (7,190)       (7,453)    (14,643)             278          (14,365)

  Depreciation and amortization                     2,421            90       2,511              (87)           2,424

  Non-cash expenses                                    --         1,529       1,529               --            1,529
------------------------------------------------------------------------------------------------------------------------

FFO                                             $   9,182      $  6,689    $ 15,871          $    --         $ 15,871
========================================================================================================================
p
For the six months ended June 30, 2000:
  Total revenues                                $  13,164      $  6,019    $ 19,183          $(6,019)        $ 13,164

  Total expenses                                   (8,863)       (5,865)    (14,728)             868          (13,860)

  Depreciation and amortization                     2,213            90       2,303              (73)           2,230
  Non-cash expenses                                    --         2,300       2,300               --            2,300
------------------------------------------------------------------------------------------------------------------------

FFO                                             $   6,514      $  2,544    $  9,058          $(5,224)        $  3,834
========================================================================================================================


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

                  Franklin Street Partners Limited Partnership
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Business Segments (continued)

The Partnership's cash distributions from operations are summarized as follows (in thousands, except per partnership unit amounts):

                                            Distribution            Total
                                           Per Partnership          Cash
Quarter Paid                                    Unit            Distributions
================================================================================

First quarter of 2001                           $.27                $  6,597
Second quarter of 2001                           .28                   6,843
-------------------------------------------------------------------------------

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

The following table is a summary of other financial information by business segment (in thousands):

                                               Rental     Investment
                                             Operations     Services      Total
================================================================================

June 30, 2001:
  Capital expenditures                         $     79      $    82   $    161
  Total assets                                 $197,920      $ 6,733   $204,653


June 30, 2000:
  Capital expenditures                        $   8,018      $    70   $  8,088


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

Results of Operations

The following table shows the Partnership's financial data as a percentage of total revenues for the three months ended June 30, 2001 and 2000 and for the six months ended June 30, 2001 and 2000 and the variance in dollars between the periods:

                                     Financial Data as a Percentage                  Variance in
                                            of Total Revenues                    Thousands of Dollars
                                   ----------------------------------       ------------------------------
                                    For the three        For the six        For the three    For the six
                                    months ended         months ended       months ended     months ended
                                      June 30,             June 30,            June 30,        June 30,
                                   --------------        ------------       -------------    -------------

                                     2001    2000        2001    2000       2001 and 2000    2001 and 2000
                                     ----    ----        ----    ----       -------------    -------------
Revenues:
   Rental income                       51%     97%         51%     97%           $    269       $      559
   Syndication and
     commission income                 47       0          46       0               6,349           12,102
   Interest and other income            2       3           3       3                 118             458
                                     ----    ----        ----    ----            --------       ----------

Total revenues                        100     100         100     100               6,736           13,119
                                     ----    ----        ----    ----            --------       ----------

Expenses:
   Selling, general and
     administrative                    26      40          25      40                 765            1,353
   Other real estate operating
     expenses                          15      23          13      23                 474              470
   Depreciation and amortization        8      17           9      17                   2              194
   Real estate taxes and insurance      5      10           5      10                  48               72
   Interest expense                     2       2           2       4                 101             (101)
   Minority interest                    0      16           0      12              (1,092)          (1,483)
                                     ----    ----        ----    ----            --------       ----------

Total expenses                         56     108          54     106                 298              505
                                     ----    ----        ----    ----            --------       ----------

Net income                             44%     (8)%        46%     (6)%          $  6,438       $   12,614
                                     ====    ====        ====    ====            ========       ==========

The Partnership's net income for the three months ended June 30, 2001 was $5.9 million reflecting an increase of $6.4 million over the net loss of $522 thousand during the comparable period in 2000. The Partnership's net income for the six months ended June 30, 2001 was $11.9 million reflecting an increase of $12.6 million over the net loss of $696 thousand during the comparable period in 2000. The increase in net income during the 2001 periods compared to 2000 resulted primarily from increased investment service income related to the syndication of Sponsored REIT's in 2001.

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

Expenses

Total expenses increased $0.3 million or 4% and $0.5 million or 4% for the three months and six months ended June 30, 2001, respectively, compared to the same periods in 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Expenses (continued)

The increase in depreciation and amortization expenses of $0.2 million or 9% in 2001 compared to depreciation and amortization expenses for the three months and six months ended June 30, 2000 is primarily attributable to an increase in depreciable assets as a result of the October 2000 merger.

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

The decrease in minority interest expense of $1.5 million for the six months ended June 30, 2001 compared to the minority interest for the six months ended June 30, 2000 is primarily attributable to the October 2000 merger.

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

Operating Activities

The Partnership's cash provided by operating activities of $17.5 million is primarily attributable to:

o $14.3 million from operations, after addback of $2.4 million from non cash expenses, primarily depreciation and amortization;

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Franklin Street Partners Limited Partnership

December 17, 2001                   FSP General Partner LLC
                                    its General Partner


                                By: /s/ George J. Carter
                                    -----------------------------
                                    Managing Member and President