Form 10-Q
period 2001-09-30
FRANKLIN STREET PARTNERS LP
filed 2001-12-18
CIK 1031316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2001

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period         to          .
                                  --------   ----------

                         Commission File Number: 0-32615

                  Franklin Street Partners Limited Partnership
             (Exact name of registrant as specified in its charter)

           Massachusetts                                 04-2724223
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

             YES  |X|                               NO |_|

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Not applicable

                  Franklin Street Partners Limited Partnership

                                    Form 10-Q

                                Quarterly Report
                               September 30, 2001

                                Table of Contents

Part I.  Financial Information
                                                                            Page
                                                                            ----
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 2001
                  and December 31, 2000                                        3

                  Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000 and for the nine months
                  ended September 30, 2001 and 2000                            4

                  Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 2001 and 2000                     5

                  Notes to the Consolidated Financial Statements            6-10

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      11-14

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                                 15

Part II. Other Information

         Item 1.  Legal Proceedings                                           16

         Item 2.  Changes in Securities                                       16

         Item 3.  Defaults upon Senior Securities                             16

         Item 4.  Submission of Matters to a Vote of Security Holders         16

         Item 5.  Other Information                                           16

         Item 6.  Exhibits and Reports on Form 8-K                            16

Signatures                                                                    17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            Franklin Street Partners
                      Limited Partnership and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                       September 30,        December 31,
(in thousands)                                                                              2001                2000
========================================================================================================================
                                                                                                             (Restated)
Assets:

Real estate investments, at cost:
   Land                                                                                  $ 39,557             $ 39,994
   Buildings and improvements                                                             152,934              152,999
   Fixtures and equipment                                                                   1,164                  995
------------------------------------------------------------------------------------------------------------------------
                                                                                          193,655              193,988

   Less accumulated depreciation                                                           16,279               12,917
------------------------------------------------------------------------------------------------------------------------
     Real estate investments, net                                                         177,376              181,071

Cash and cash equivalents                                                                  21,775               13,718
Restricted cash                                                                               507                  499
Marketable securities                                                                       1,095                5,322
Investment in unconsolidated joint ventures                                                15,799               16,734
Tenant rent receivables, net of allowance for doubtful accounts of
  $210 in 2001 and $10 in 2000                                                                938                1,238
Prepaid expenses and other assets                                                           1,064                1,038
Office computers and furniture, net of accumulated
  depreciation of $174 in 2001 and $142 in 2000                                               423                  303
------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                        $218,977             $219,923
========================================================================================================================

Liabilities and Partners' Capital

Liabilities:
   Bank note payable                                                                     $ 15,682             $ 16,500
   Accounts payable and accrued expenses                                                    4,990                2,281
   Tenant security deposits                                                                   507                  499
------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                     21,179               19,280
------------------------------------------------------------------------------------------------------------------------
Minority interests in consolidated subsidiaries                                                 -                   63
------------------------------------------------------------------------------------------------------------------------
Partners' capital (deficit):
   Limited partners, 23,637,748 in 2001 and 23,486,096 in 2000
     units issued and outstanding                                                         201,460              204,067
   General partner, 948,499 units issued and outstanding in 2001 and 2000                  (3,662)              (3,487)
------------------------------------------------------------------------------------------------------------------------
     Total partners' capital                                                              197,798              200,580
------------------------------------------------------------------------------------------------------------------------
     Total liabilities and partners' capital                                             $218,977             $219,923
========================================================================================================================

                    See accompanying notes to consolidated financial statements.

                            Franklin Street Partners
                      Limited Partnership and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                      For the                             For the
                                                                   Three Months                         Nine Months
                                                                       Ended                               Ended
                                                                   September 30,                       September 30,
                                                               ----------------------              -------------------
(in thousands, except per partnership unit amounts)            2001              2000               2001           2000
========================================================================================================================
                                                                           (Restated)                        (Restated)
Revenues:
   Rental income                                            $ 6,915           $ 6,300            $20,234        $19,060
   Investment services income                                 4,070             3,956             16,172          3,956
   Interest and other income                                    317               513              1,179            917
------------------------------------------------------------------------------------------------------------------------
     Total revenues                                          11,302            10,769             37,585         23,933
------------------------------------------------------------------------------------------------------------------------
Expenses:
   Selling, general and administrative                        2,919             1,438              9,622          6,521
   Other real estate operating expenses                       1,941             1,572              5,374          4,535
   Depreciation and amortization                              1,193             1,171              3,572          3,401
   Real estate taxes and insurance                              919               688              2,335          2,032
   Interest expense                                             247               288                641            783
   Minority interests                                             -             1,107                 40          2,629
------------------------------------------------------------------------------------------------------------------------
     Total expenses                                           7,219             6,264             21,584         19,901
------------------------------------------------------------------------------------------------------------------------
Net income                                                  $ 4,083           $ 4,505            $16,001        $ 4,032
========================================================================================================================
Allocation of net income to:
   Limited Partners                                         $ 3,925           $ 4,257            $15,380        $ 3,809
   General Partner                                              158               248                621            223
------------------------------------------------------------------------------------------------------------------------
                                                            $ 4,083           $ 4,505            $16,001        $ 4,032
========================================================================================================================
Basic and diluted net income per limited and general
  partnership unit                                          $  0.17           $  0.26            $  0.65        $  0.24
========================================================================================================================

                    See accompanying notes to consolidated financial statements.

                            Franklin Street Partners
                      Limited Partnership and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                        For the
                                                                                                       Nine Months
                                                                                                         Ended
                                                                                                      September 30,
                                                                                                  ---------------------
(in thousands)                                                                                      2001           2000
==========================================================================================================================
                                                                                                             (Restated)

Cash flows from operating activities:
   Net income                                                                                   $ 16,001       $  4,032
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                                                 3,572          3,401
     Partnership units issued as compensation                                                      1,744          2,300
     Gain on sale of land                                                                            (11)          (149)
     Minority interests                                                                               40          2,629
     Changes in operating assets and liabilities:
       Restricted cash                                                                                (8)           (10)
       Prepaid expenses                                                                              (47)            33
       Tenant rent receivables                                                                       300           (197)
       Investment in real estate                                                                       -              -
       Deposits and other assets                                                                    (157)          (800)
       Accounts payable and accrued expenses                                                       2,709         (1,246)
       Tenant security deposits                                                                        8             10
--------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                                24,151         10,003
--------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Change in investment in unconsolidated joint ventures                                             935        (33,229)
   Purchase of property and equipment                                                               (257)       (10,014)
   Proceeds received on sale of land                                                                 449          1,076
   Sale of marketable securities                                                                   4,227              -
--------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used for) investing activities                                      5,354        (42,167)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Distributions to partners                                                                     (20,527)       (14,424)
   Distributions to minority interest holders                                                       (103)           (37)
   Borrowings from/(repayments to) bank note payable                                                (818)         8,378
   Capital contributions from partners                                                                 -         39,829
--------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used for) financing activities                                    (21,448)        33,746
--------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                          8,057          1,582

Cash and cash equivalents, beginning of period                                                    13,718         18,519
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                        $ 21,775       $ 20,101
==========================================================================================================================

Supplemental disclosure of cash flow information:

  Non-cash investing and financing activities:
    Issuance of limited partner units in connection with January 2000 merger                           -          2,437

                    See accompanying notes to consolidated financial statements.

                  Franklin Street Partners Limited Partnership
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Organization and Operations

Franklin Street Partners Limited Partnership (the "Partnership") was formed as a Massachusetts limited partnership on February 4, 1997. Through June 30, 2001 the Partnership owned a 99% interest in FSP Investments LLC ("FSP Investments") and a 99% interest in FSP Property Management LLC ("FSP Property Management"). Effective July 1, 2001, a wholly-owned subsidiary of the Partnership purchased the 1% ownership interest in FSP Investments and the 1% ownership interest in FSP Property Management for an aggregate purchase price of approximately $32,000. As a result of the purchase, there is no longer a minority interest holder in the subsidiaries of the Partnership.

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

During 1999 and 2000, a total of seventeen limited partnerships (the "Sponsored Partnerships") were merged into the Partnership. The Partnership previously owned a controlling general partner interest in each of the Sponsored Partnerships. The mergers were tax-free reorganizations accounted for as a purchase whereby the assets and liabilities of the acquired Sponsored Partnerships were recorded at their fair value at the date of purchase. See the following note on Restatement.

Restatement

In December 2001, the Partnership restate its previously reported consolidated financial statements for the year ended December 31, 2000, 1999 and 1998 to reflect certain adjustments related to the Partnership's accounting treatment for the merger transactions described below. The merger transactions involved the exchange of the Partnership's limited partner units for the minority interest holder limited partnership units in seventeen Sponsored Partnerships. The merger transactions were initially recorded at their historic book values similar to a pooling of interests and transaction costs were charged to expense in accordance with the guidance found in Emerging Issues Task Force ("EITF") 87-21 "Change of Accounting Basis in Master Limited Partnership Transactions." In connection with the review of the Partnership's public filings by the Staff of the Securities and Exchange Commission ("SEC") in December of 2001, the Staff of the SEC and the Partnership determined that acquisition of minority interest accounting using the purchase method in accordance with FASB Technical Bulletin 85-5 "Issues Relating to Accounting for Business Combinations" was the preferable treatment. Accordingly, the Partnership has recorded the minority interest acquisitions based on the fair value of assets and liabilities acquired. Additionally, transaction costs incurred in connection with the 2000 and 1999 mergers totaling approximately $453,000 and $736,000, respectively have been reflected as a cost of the minority interest acquisitions. The fair market value of the merged entities' real estate was determined based on independent appraisals. The following tables summarize the impact to the amounts previously reported:

                                              Nine Months Ended
                                              September 30, 2000
                                              ------------------
(In thousands)                  Previously
                                 Reported        Adjustments        Restated
                                ----------       -----------        --------
Total Revenues                   $23,933           $    --          $23,933

Total operating expenses          17,194                78           17,272
Minority interests                    34             2,595            2,629
                                 -------           -------          -------
Total expenses                    17,228             2,673           19,901

Net income                       $ 6,705           $(2,673)         $ 4,032
                                 -------           -------          -------
Net income per general and
  limited partnership unit       $  0.29           $ (0.05)         $  0.24
                                 -------           -------          -------

                  Franklin Street Partners Limited Partnership
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Restatement (continued)
                                               Three Months Ended
                                               September 30, 2000
                                               ------------------
(In thousands)                 Previously
                                Reported       Adjustments        Restated
                               ----------      -----------        --------
Total Revenues                   $10,769         $    --          $10,769

Total operating expenses           5,057             100            5,157
Minority interests                     8           1,099            1,107
                                 -------         -------          -------
Total expenses                     5,065           1,199            6,264

Net income                       $ 5,704         $(1,199)         $ 4,505
                                 -------         -------          -------

Net income per general and
  limited partnership unit       $  0.23         $  0.03          $  0.26
                                 -------         -------          -------

                                             December 31, 2000
                                             -----------------
(In thousands)                 Previously
                                Reported       Adjustments       Restated
                               ----------      -----------       --------
Real estate investments, net    $160,631         $20,440         $181,071
Other Assets                      38,852              --           38,852
                                --------         -------         --------

Total Assets                    $199,483         $20,440         $219,923
                                --------         -------         --------

Liabilities                     $ 19,280         $    --         $ 19,280
Minority interests                    63              --               63
Partners' equity                 180,140          20,440          200,580
                                --------         -------         --------

Total liabilities and
  partner's equity              $199,483         $20,440         $219,923
                                --------         -------         --------

Basis of Presentation

The consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain information and footnote disclosures normally included in the Partnership's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments necessary for a fair statement of the results for the interim periods ended September 30, 2001 and 2000. These adjustments are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000, which are contained in the Partnership's Form 10, as amended, filed with the Securities and Exchange Commission (the "SEC").

                  Franklin Street Partners Limited Partnership
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

Reclassifications

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

                  Franklin Street Partners Limited Partnership
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Net Income Per Partnership Unit

The Partnership follows SFAS No. 128 "Earnings per Share", which specifies the computation, presentation and disclosure requirements for the Partnership's net income per partnership unit. Basic net income per unit is computed by dividing net income by the weighted average number of partnership units outstanding during the period. Diluted net income per unit reflects the potential dilution that could occur if securities or other contracts to issue units were exercised or converted into units. There were no potential dilutive units outstanding at September 30, 2001 and 2000.

The denominator used for calculating basic and diluted net income per unit is as follows:

                                                                      For the                             For the
                                                                   Three Months                         Nine Months
                                                                       Ended                               Ended
                                                                   September 30,                       September 30,
                                                               ----------------------              -------------------
                                                               2001              2000               2001           2000
=========================================================================================================================
                                                                           (Restated)                        (Restated)
Weighted average number of units outstanding:
   Limited partners                                      23,637,748        16,281,380         23,538,745     16,204,713
   General partner                                          948,499           948,499            948,499        948,499
-------------------------------------------------------------------------------------------------------------------------

                                                         24,586,247        17,229,879         24,487,244     17,153,212
=========================================================================================================================

Business Segments

Segment operating results are measured and assessed based on a performance measure known as Funds From Operations ("FFO"). The Partnership defines FFO (which differs from the NAREIT definition) as net income (computed in accordance with generally accepted accounting principles) plus depreciation and amortization and certain other non-cash expenses. Other real estate companies may have a different definition of FFO. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

FFO by business segment are as follows (in thousands):

                                                                                                                 Per
                                                                                                             Consolidated
                                                  Rental        Investment                  Intercompany    Statements of
                                                Operations       Services    Total          Eliminations      Operations
=========================================================================================================================
For the nine months ended
   September 30, 2001:
   Total revenues                                 $ 20,654       $17,193    $ 37,847            $(262)         $ 37,585
   Total expenses                                  (13,306)       (8,670)    (21,976)             392           (21,584)
   Depreciation and amortization                     3,670            32       3,702             (130)            3,572
   Non-cash expenses                                     -         1,744       1,744                -             1,744
-------------------------------------------------------------------------------------------------------------------------
FFO                                               $ 11,018       $10,299    $ 21,317            $   -          $ 21,317
=========================================================================================================================

                  Franklin Street Partners Limited Partnership
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Business Segments (continued)

For the nine months ended
 September 30, 2000 (Restated):
   Total revenues                                 $ 20,728       $ 9,314    $ 30,042          $(6,109)         $ 23,933
   Total expenses                                  (14,337)       (6,560)    (20,897)             996           (19,901)
   Depreciation and amortization                     3,490            22       3,512             (111)            3,401
   Non-cash expenses                                     -         2,300       2,300                -             2,300
-------------------------------------------------------------------------------------------------------------------------
FFO                                               $  9,881       $ 5,076    $ 14,957          $(5,224)         $  9,733
=========================================================================================================================

Non-cash expenses of $1,744,000 and $2,300,000 for the nine months ended September 30, 2001 and 2000, respectively, are comprised of equity-based compensation charges.

The following table is a summary of other financial information by business segment (in thousands):

                                     Rental         Investment
                                   Operations        Services           Total
================================================================================
September 30, 2001:
   Capital expenditures             $    105          $  152          $    257
   Total assets                     $212,292          $6,685          $218,977

September 30, 2000:
   Capital expenditures             $ 12,141          $   79          $ 12,220
   Total assets (Restated)          $230,490          $3,452          $233,942

Cash Distributions

The Partnership's cash distributions from operations are summarized as follows (in thousands, except per partnership unit amounts):

                               Distribution          Total
                              Per Partnership        Cash
Quarter Paid                       Unit          Distributions
===============================================================
First quarter of 2001              $.27             $ 6,597
Second quarter of 2001              .28               6,843
Third quarter of 2001               .29               7,087
---------------------------------------------------------------
                                                    $20,527
===============================================================

Cash distributions per partnership unit is based on the total outstanding units at the end of each calendar quarter. Cash available for distribution, as determined at the sole discretion of the general partner, is required to be distributed to unit holders within 90 days following the end of each calendar quarter. The cash distribution of approximately $6,597,000 for the fourth quarter of 2000 was declared and paid in the first quarter of 2001. The cash distribution of approximately $6,843,000 for the first quarter of 2001 was declared and paid in the second quarter 2001. The cash distribution of approximately $7,087,000 for the second quarter of 2001 was declared and paid in the third quarter 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the Consolidated Statements of Operations contained in the financial statements, including trends which might appear, should not be taken as indicative of future operations. This discussion may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that the Partnership's forward-looking statements involve risks and uncertainty, including without limitation, changes in economic conditions in the markets in which the Partnership owns properties, the impact of the events of September 11, 2001, risks of a lessening of demand for the types of real estate owned by the Partnership, changes in government regulations, changes in or termination of contracts relating to its property management business, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.

As described in the notes to the financial statements, the Partnership has restated its consolidated financial statements.

Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities at different times. In 2001, many regions of the United States have experienced varying degrees of economic recession; and the tragic events of September 11, 2001 may have accelerated certain trends, such as the cost of obtaining sufficient property and liability insurance coverage and short-term interest rates. The Partnership believes, however, that these tragic events should not have a material effect on the Partnership's portfolio, given the Partnership's property types and the geographic regions in which the Partnership is located. The Partnership will continue to review its business strategy and does not anticipate any changes in strategy or material effects in financial performance.

The following table summarizes property wholly owned by the Partnership:

                                                September 30,
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

Results of Operations

The following table shows the Partnership's financial data as a percentage of total revenues for the three months ended September 30, 2001 and 2000 and for the nine months ended September 30, 2001 and 2000 and the variance in dollars between the periods:

                                         Financial Data as a Percentage                           Variance in
                                              of Total Revenues                             Thousands of Dollars
                                    -----------------------------------------       ---------------------------------------
                                      For the three              For the nine         For the three            For the nine
                                       months ended              months ended          months ended            months ended
                                      September 30,             September 30,         September 30,           September 30,
                                    ----------------           --------------        ---------------         ----------------

                                    2001        2000         2001        2000         2001 and 2000           2001 and 2000
                                    ----        ----         ----        ----         -------------          ----------------
                                          (Restated)               (Restated)            (Restated)              (Restated)
Revenues:
   Rental income                      61%         58%          54%         80%            $ 615                    $ 1,174
   Syndication and
     commission income                36          37           43          16               114                     12,216
   Interest and other income           3           5            3           4              (196)                       262
                                     ---         ---          ---         ---             -----                    -------
Total revenues                       100         100          100         100               533                     13,652
                                     ---         ---          ---         ---             -----                    -------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Expenses:
   Selling, general and
     administrative                   26          13           26          27             1,481                     3,101
   Other real estate operating
     expenses                         17          15           14          19               369                       839
   Depreciation and amortization      11          11            9          14                22                       171
   Real estate taxes and insurance     8           6            6           9               231                       303
   Interest expense                    2           3            2           3               (41)                     (142)
   Minority interest                   0          10            0          11            (1,107)                   (2,589)
                                      --          --           --          --           -------                   -------
Total expenses                        64          58           57          83               955                     1,683
                                      --          --           --          --           -------                   -------
Net income                            36%         42%          43%         17%          $  (422)                  $11,969
                                      ==          ==           ==          ==           =======                   =======

The Partnership's net income for the three months ended September 30, 2001 was $4.1 million reflecting a decrease of $0.4 million over the net income of $4.5 million during the comparable period in 2000. This decrease in net income resulted primarily from increased non-cash compensation expenses in 2000 compared to 2001. The Partnership's net income for the nine months ended September 30, 2001 was $16.4 million reflecting an increase of $9.7 million over the net income of $6.7 million during the comparable period in 2000. This increase in net income resulted primarily from increased investment service income related to the syndication of Sponsored REITs in 2001.

Revenues

Total revenues during the three months ended September 30, 2001 increased by $533 thousand or 100% compared to the three months ended September 30, 2000. Total revenues increased $13.7 million or 100%, to $37.6 million for the nine months ended September 30, 2001, as compared to $23.9 million for the nine months ended September 30, 2000. Income from rental operations was $20.2 million for the nine months ended September 30, 2001 compared to $19.1 million for the nine months ended September 30, 2000.

The increase in rental income of $1.1 million, or (26%), compared to the nine months ended September 30, 2000, is attributable to:

o the acquisition of one commercial property in 2000, which generated revenue for a full year in 2001 compared with a partial year in 2000, resulting in $300 thousand in additional revenue;

o     the increase in rents for one property of approximately $425 thousand;

o     the net increase in vacancies of approximately $170 thousand;

The increase in investment services (syndication and commission) income of $114 thousand and $12.2 million for the three months and nine months ended September 30, 2001, respectively, compared to the same periods in 2000, is attributable to the syndication of three Sponsored REITs in 2001. The Partnership syndicated three Sponsored Partnerships during the nine months ended September 30, 2000 and generated syndication and commission fees of $6.0 million; however, these fees are eliminated in the consolidated results.

The increase in interest and other income of ($196) thousand and $262 thousand for the three months and nine months ended September 30, 2001, respectively, compared to the same periods in 2000, is attributable to interest earned on higher cash balances, cash equivalents and marketable securities and higher average yields in 2001 compared to 2000.

Expenses

Total expenses increased $2.0 million or 15% and $4.0 million or (15%) for the three months and nine months ended September 30, 2001, respectively, compared to the same periods in 2000.

The increase in selling, general and administrative expenses of $2.9 million or (2%), compared to the nine months ended September 30, 2000, is attributable to:

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

The increase in other real estate operating expenses of $839 thousand or (5%), compared to the nine months ended September 30, 2000, is primarily attributable to:

o an increase in the allowance for bad debts of $200 thousand, all of which occurred during the quarter ended September 30, 2001; and

o     increased other costs of $270 thousand.

The increase of depreciation and amortization expenses of $171 thousand or 5% in 2001 compared to the nine months ended September 30, 2000 is attributable to the change to purchase accounting for the mergers in 2000.

The increase in real estate taxes and insurance expenses of $303 thousand or (15%) for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000 is primarily attributable to a general increase in real estate taxes.

The decrease in interest expense of $142 thousand or 18% for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000, is primarily attributable to the decrease in outstanding debt balances during 2001 compared to 2000, and a decrease in interest rates during 2001 compared to 2002.

The decrease in minority interest of $2.6 million or 99% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 is attributable to the change to purchase accounting for the mergers.

Liquidity and Capital Resources

Cash and cash equivalents were $21.8 million and $13.7 million at September 30, 2001 and December 31, 2000, respectively. This 59% increase of $8.1 million is attributable to $24.1 million provided by operating activities and $5.4 million provided by investing activities partially offset by $21.4 million used by financing activities.

Operating Activities

The Partnership's cash provided by operating activities of $24.1 million is primarily attributable to:

o $21.3 million from operations, after addback of $4.9 million from non-cash expenses, primarily depreciation, amortization, and non-cash compensation;

o $2.7 million from the increase in accounts payable and accrued expenses, and

o $0.1 million from the net change in other operating assets and liabilities.

Investing Activities

The Partnership's cash provided by investing activities of $5.4 million is primarily attributable to:

o     $4.2 million from the sale of marketable securities;

o $16.7 million from the proceeds of the sale of real estate investments partially offset by the purchase of other real estate investments of $15.8 million; and

o $0.2 million provided by the proceeds from the sale of excess land partially offset by the purchase of other property and equipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financing Activities

The Partnership's cash used for financing activities of $21.4 million is attributable to:

o     $20.6 million cash distributions to partners and minority interests;

o     $0.8 million of net repayments under the line of credit facility.

In the near term, liquidity is generated from funds from ongoing real estate operations and investment services fees and commissions received in connection with the sale of shares by new Sponsored REITs.

The Partnership maintains an unsecured line of credit through Citizens Bank. The Partnership has entered into a Master Promissory Note and Loan Agreement which provides for a revolving line of credit of up to $53 million. Borrowings under the loan bear interest at either the bank's base rate or a variable LIBOR rate. The Partnership uses the unsecured line of credit to provide each newly-formed Sponsored REIT with the funds to purchase its property. The Partnership loans the purchase price of the property, at an interest rate equivalent to the rate which the Partnership is paying to the bank and takes back a mortgage. The Partnership collects a commitment fee from the Sponsored REIT. The loan is paid back in full from the capital contributions of each Sponsored REIT's investors. The Partnership's loan agreement with the bank includes customary restrictions on property liens and requires compliance with various financial covenants. Financial covenants include maintaining minimum cash balances in operating accounts, tangible net worth of at least $140 million and compliance with other various debt and income ratios. The Partnership was in compliance with all covenants as of September 30, 2001.

The Partnership had borrowings under its revolving credit facility of $15,682,000 as of September 30, 2001.

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

The Partnership is subject to various legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Partnership believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Partnership.

The Partnership's real properties generate rental income to cover the ordinary, annual operating expenses of the properties and to fund distributions to partners. As of September 30, 2001, the rental income covered the expenses for each of the Partnership's real properties. In addition to rental income, the Partnership maintains cash reserves that may be used to fund unusual expenses or major capital improvements. The cash reserves were set aside when the Sponsored Partnerships that the Partnership has acquired were originally syndicated. The cash reserves, included in cash and cash equivalents, as of September 30, 2001 of approximately $7.0 million are in excess of the known needs for extraordinary expenses or capital improvements for the real properties within the next few years. There are no external restrictions on these reserves, and they may be used for any Partnership purpose.

Although there is no guarantee we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly-formed Sponsored REITs. The Partnership believes that it has adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership was not a party to derivative commodity investments at or during the year ended December 31, 2000 or during the nine months ended September 30, 2001.

The Partnership borrows time to time upon its line of credit. These borrowings bear interest at a variable rate. The Company uses the funds it draws on its line of credit only for the purpose of making interim mortgage loans to Sponsored REITs. These mortgage loans bear interest at the same variable rate payable by the Partnership under its line of credit. Therefore, the Company believes that it has mitigated its interest rate risk with respect to its borrowings.

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

Item 6.    Exhibits and Reports on Form 8 - K:

           (a) Exhibits:  None;
           (b) Reports on Form 8 - K:
               The Partnership filed a report on Form 8-K with the Securities and Exchange Commission October 11, 2001, reporting on Item 4, "Changes in Registrant's Certifying Accountant".

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

                                                 Franklin Street Partners
                                                 Limited Partnership

December 17, 2001                                FSP General Partner LLC
                                                 its General Partner

                                             By: /s/  George J. Carter
                                                 -------------------------------
                                                 Managing Member and President