Form 10-K405
period 2001-12-31
FRANKLIN STREET PARTNERS LP
filed 2002-03-29
CIK 1031316

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K
                 For Annual and Transitional Reports Pursuant to
                     Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

              |X|  Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934 For the
                       fiscal year ended December 31, 2001

              |_|  Transition Report Pursuant to Section 13 or
                   15(d) of the Securities Exchange Act of 1934

                           Commission File No. 0-32615

                        FRANKLIN STREET PROPERTIES CORP.
        (formerly known as Franklin Street Partners Limited Partnership)
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Maryland                                      04-3578653
                   --------                                      ----------
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)

401 Edgewater Place, Suite 200, Wakefield, Massachusetts          01880-6210
--------------------------------------------------------          ----------
     (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (781) 557-1300

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      On March 26, 2002, the aggregate fair market value of Common Stock held by non-affiliates of the registrant, as determined in good faith by the Board of Directors of the Company, was $316,602,130.

      The number of shares of Common Stock outstanding as of March 26, 2002 was 24,586,249.

                       Documents Incorporated By Reference
                       -----------------------------------

Document Part                                                      Form 10-K
-------------                                                      ---------
Definitive Proxy Statement on Schedule 14A for the Annual           Part III
Meeting of Stockholders to be held on May 20, 2002, to be filed with the Securities and Exchange Commission

Appendices B and C of the Definitive Proxy Statement on             Part IV
Schedule 14A, filed with the Securities and Exchange
Commission on December 18, 2001

        TABLE OF CONTENTS

PART I.........................................................................1
  Item 1.  Business............................................................1
  Item 1A. Risk Factors........................................................4
  Item 2.  Properties..........................................................8
  Item 3.  Legal Proceedings...................................................9
  Item 4.  Submission of Matters to a Vote of Security Holders.................9
  Item 4A. Executive Officers of the Company..................................10
  Item 5.  Market For Registrant's Common Equity and Related
           Stockholder Matters................................................11
  Item 6.  Selected Financial and Other Data..................................12
  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................12
  Item 7A, Quantitative and Qualitative Disclosure About Market Risk..........26
  Item 8.  Financial Statements and Supplementary Data........................26
  Item 9.  Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure................................26
PART II.......................................................................27
  Item 10. Directors and Executive Officers of the Registrant.................27
  Item 11. Executive Compensation.............................................27
  Item 12. Security Ownership of Certain Beneficial Owners And Management.....27
  Item 13. Certain Relationships and Related Transactions.....................27
PART III......................................................................27
  Item 14. Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K........................................................27
Index to Consolidated Financial Statements...................................F-1

PART I

Item 1. Business.

History

      Franklin Street Properties Corp. (the "Company") is a Maryland corporation and is the successor to Franklin Street Partners Limited Partnership, a Massachusetts limited partnership (the "Partnership"). The Company intends to qualify for federal income tax purposes as a real estate investment trust. The Partnership was originally formed as a Massachusetts general partnership in January 1997 as the successor to a Massachusetts general partnership that was formed in 1981 and known as Franklin Street Partners, and was subsequently formed as a Massachusetts limited partnership in February 1997. On January 1, 2002, the Partnership merged with and into the Company, which was a wholly owned subsidiary of the Partnership, with the Company being the surviving entity (the "Conversion"). Pursuant to the Conversion, the Partnership ceased to exist, the Company succeeded to the business of the Partnership and each unit of both general and limited partnership interests in the Partnership was converted into one share of common stock, $.0001 par value per share (the "Common Stock") of the Company. As a result of the Conversion, the Company now holds, directly and indirectly, 100% of the interest in three former subsidiaries of the
Partnership: FSP Investments LLC, a Massachusetts limited liability company ("FSP Investments"), FSP Property Management LLC, a Massachusetts limited liability company ("FSP Property Management"), and FSP Holdings LLC, a Delaware limited liability company ("FSP Holdings").

Organization

      FSP Investments acts as a real estate investment firm and broker/dealer with respect to (a) the organization of investment vehicles which are typically syndicated through private placements exempt from registration under the Securities Act of 1933 ("Sponsored Entities"), some of which were limited partnerships (the "Sponsored Partnerships") and some of which are corporations intended to qualify for federal income tax purposes as real estate investment trusts (the "Sponsored REITs"), (b) the acquisition of real estate by the Sponsored Entities and (c) the sale of equity interests in the Sponsored Entities. FSP Investments derives revenue from commissions received in connection with the sale of equity interests in the Sponsored Entities. FSP Investments also derives revenue from fees paid by the Sponsored Entities for the services of FSP Investments in identifying, inspecting and negotiating to purchase real properties on behalf of the Sponsored Entities. FSP Investments is a registered broker/dealer with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc.

      On April 1, 1997, FSP Holdings acquired the general partnership interest in four Sponsored Partnerships (the "Prior Entities"), each of which had been organized by the executive officers of the general partner of the Partnership prior to the formation of the Partnership while they were employed by another entity. Between June 1997 and June 2000, FSP Investments completed the offerings of limited partnership interests in 14 Sponsored Partnerships. The sole general partner of each of the Sponsored Partnerships is FSP Holdings. Between June 2000 and December 31, 2001, FSP Investments completed the offerings of preferred stock in nine Sponsored REITs. Effective January 1, 2001, one of the Sponsored Partnerships converted from a Partnership to a Sponsored REIT. Accordingly, as of December 31, 2001, there were 27 Sponsored Entities, of which 17 were Sponsored Partnerships and ten were Sponsored REITs. The Company expects that future Sponsored Entities will be Sponsored REITs.

      Each Sponsored Entity sold its equity interests only to "accredited investors'" within the meaning of Regulation D under the Securities Act. The Sponsored Entities (other than a Prior Entity that conducted its offering pursuant to a registration statement on Form S-11) conducted their offerings pursuant to exemptions from registration under Rule 506 of Regulation D and
Section 4(2) of the Securities Act. The Sponsored Entities issued equity interests for aggregate gross cash proceeds of $480,200,000. Each Sponsored Entity holds a single real property.

      Pursuant to mergers effective January 1, 1999, January 1, 2000 and October 1, 2000, respectively, the Partnership acquired all limited partners' interest in the 17 Sponsored Partnerships. In connection with these mergers, the Partnership issued units of its limited partnership interest (the "Units") to the limited partners of the Sponsored Partnerships. The mergers that were effective January 1, 1999 were approved by a vote of limited partners of the Partnership. Neither the Partnership's governing documents nor applicable state law required the approval of the limited partners of the Partnership for the mergers that were effective January 1, 2000 and October 1,

2000. Each merger was approved by a vote of the limited partners of the applicable Sponsored Partnerships. Pursuant to the mergers, limited partners in the Sponsored Partnerships exchanged an interest in a finite-life entity for an interest in an infinite-life entity. As a result of the mergers, FSP Holdings is the sole general partner of each Sponsored Partnership that was acquired and the Partnership was the sole limited partner of each such Sponsored Partnership.

      Prior to the Conversion, the Partnership owned, directly or indirectly, 100% of the interest in the 17 Sponsored Partnerships, each of which owns real property. As a result of the Conversion, the Company is now the sole limited partner of each such Sponsored Partnership and now owns, directly or indirectly, 100% of the interest in the 17 Sponsored Partnerships. Reference in this annual report to the Company's properties means the real properties owned by these 17 Sponsored Partnerships. The preferred stockholder interests in the ten Sponsored REITs have not been acquired by the Company.

      FSP Property Management provides asset management services to each Sponsored Entity and property management services to six Sponsored Entities. FSP Property Management receives fee income from those Sponsored Entities that have not been acquired by the Partnership or the Company. FSP Property Management does not receive any rental income.

      FSP Holdings acts as the general partner of each Sponsored Partnership.

Investment Objectives

      The Company has two principal sources of revenue:

      o Investment banking income consisting of brokerage commissions and other related fees paid to FSP Investments in connection with the organization and offering of Sponsored Entities and loan origination fees paid in connection with loans to Sponsored Entities.

      o     Rental income from the real properties it owns.

      The Company's investment objective is to increase the cash available for distribution to its stockholders by increasing its revenue from investment banking services and rental income. The Company expects that, through FSP Investments, it will continue to organize and cause the offering of Sponsored REITs in the future and that it will continue to derive investment banking income from such activities. The Company also expects that in the future it will acquire additional real properties. The Company may sell from time to time the real properties it owns as market conditions warrant (although to date it has only sold vacant land) and either distribute the proceeds to its stockholders or retain some or all of such proceeds for investment in real properties or other Company activities. The Company may acquire real properties in any geographic area of the United States and of any property type. Of the 17 properties the Company owns, four are apartment complexes, 11 are office buildings and two are industrial; four of these properties are located in Texas, three properties are located in Massachusetts, three properties are located in northern California, two properties are located in Maryland, and one property is located in each of southern California, Louisiana, Michigan, North Carolina and South Carolina. See
Item 2 hereof. The Company has no restrictions on the percentage of its assets that may be invested in any one real property. The Company acquires its properties primarily for their rental income and seeks to manage its properties with a goal of increasing their value.

      The Company relies on the following principles in selecting real properties for acquisition by a Sponsored Entity or the Company:

      o Buying investment properties at a price which produces value for investors and avoiding overpaying for real estate merely to outbid competitors.

      o Buying properties in excellent locations with substantial infrastructure in place around them and avoiding investing in locations where the construction of such infrastructure is speculative.

      o Buying properties that are well-constructed and designed to appeal to a broad base of users and avoiding properties where quality has been sacrificed to cost savings in construction or which appeal only to a narrow group of users.

      o Aggressively managing, maintaining and upgrading a property and refusing to neglect or undercapitalize management, maintenance and capital improvement programs.

      o Having the ability to hold properties through down cycles and avoiding over leveraging properties and placing them at risk of foreclosure.

      The Company acquires and operates its real properties on an unleveraged basis not subject to any mortgage loans. The Company has a revolving line of credit that provides for borrowings of up to $50,000,000. The Company has drawn on this line of credit, and intends to draw on this line of credit in the future, to obtain funds for the purpose of making interim mortgage loans to Sponsored Entities. The Company's policy is to cause these loans to be secured by a first mortgage of the real property (which may be of any type) owned by the Sponsored Entity. The Company makes these loans to enable a Sponsored Entity to acquire real property prior to the consummation of the offering of its equity interests, and the loan is repaid out of the offering proceeds. The Company has no restriction on the percentage of its assets that may be invested in any single mortgage.

Policies

      The Company's policy is not to invest in the securities of other common stock issuers except short-term investments in money market funds and similar securities and the holding of a nominal interest in Sponsored REITs for the purpose of facilitating the organization and operation of such Sponsored REITs. The Company does not expect to receive any material amounts of revenue from its nominal interest in any Sponsored REITs.

      The Company's policy is not to issue senior securities, borrow money (except as described above), make loans to other persons (except as described above), invest in the securities of other issuers for the purpose of exercising control, underwrite the securities of other issuers (except that FSP Investments expects to continue to sell interests in Sponsored Entities on a best efforts basis in offerings exempt from registration under the Securities Act) or offer securities in exchange for property. The Company expects that it will engage in the purchase and sale of real estate investments as market conditions warrant. The Company may repurchase or otherwise reacquire its securities.

      Any of the Company's policies may be changed at any time by the Board of Directors of the Company.

Competition

      With respect to its investment banking and brokerage business, the Company faces competition for the investment dollars of potential purchasers of the Sponsored Entities from every other kind of investment, including stocks, bonds, mutual funds and other real-estate related investments, including other REITs. Some of the Company's competitors have significantly more resources than the Company and are able to advertise their investment products. Because the offerings of the Sponsored Entities are made pursuant to an exemption from registration under the Securities Act, FSP Investments may not advertise the Sponsored Entities or otherwise engage in any general solicitation of investors to purchase interests in the Sponsored Entities.

      With respect to its real estate investments, the Company faces competition in each of the markets where the properties are located. See "Management's Analysis and Discussion of Financial Condition and Results of Operations -- Trends and Uncertainties" in Item 7 hereof. As of December 31, 2001, 13 of the Company's 17 properties had an occupancy level in excess of 95%; one property had an occupancy rate of 60% (100% as of March 1, 2002); and three properties had occupancy rates ranging from 70-80%. See "Properties" in Item 2 hereof.

Employees

      Prior to the Conversion, the general partner of the Partnership was FSP General Partner LLC, a Massachusetts limited liability company (the "General Partner"). The members of the General Partner and their respective ownership interests therein were George J. Carter (33.94%), R. Scott MacPhee (30.66%), Richard R.

Norris (21.40%), William W. Gribbell (11.36%), Barbara J. Corinha (1.60%), Melissa G. Mucciaccio (0.67%), Janet P. Notopoulos (0.26%) and Patricia A McMullen (0.11%). The General Partner had no other business other than acting as general partner of the Partnership. Prior to the Conversion, the executive officers of the General Partner devoted all of their business activities to the Partnership and its subsidiaries. The former executive officers of the General Partner are now the current executive officers of the Company and they devote all of their business activities to the Company and its subsidiaries.

      The Company had 29 employees as of December 31, 2001.

Item 1A. Risk Factors

In addition to the other information in this Annual Report on Form 10-K, the following factors should be considered in evaluating the Company and its business:

The Company would incur adverse tax consequences if it failed to qualify as a REIT.

      The Company intends to qualify as a real estate investment trust for federal income tax purposes commencing with its first taxable year. If in any taxable year the Company does not qualify as a real estate investment trust, it would be taxed as a corporation and distributions to stockholders would not be deductible by the Company in computing its taxable income. In addition, if the Company were to fail to qualify as a real estate investment trust, the Company could be disqualified from treatment as a real estate investment trust in the year in which such failure occurred and for the next four taxable years and, consequently, would be taxed as a corporation during such years. Failure to qualify for even one taxable year could result in a significant reduction of the Company's cash available for distributions to stockholders or could require the Company to incur indebtedness or liquidate investments in order to generate sufficient funds to pay the resulting federal income tax liabilities. In addition, timing differences between the receipt of income and payment of expenses and the inclusion and deduction of such amounts in arriving at taxable income of the Company could make it necessary for the Company to borrow in order to make certain distributions to stockholders in satisfaction of the 90% distribution requirement applicable to real estate investment trusts. The provisions of the Internal Revenue Code governing the taxation of real estate investment trusts are very technical and complex, and although the Company expects that it will be organized and will operate in a manner that will enable it to meet such requirements, no assurance can be given that it will succeed in doing so during the entire life of the Company.

The Company faces risks in continuing to attract investors for the Sponsored Entities.

      The Company's investment banking business depends upon its ability to attract purchasers of equity interests in Sponsored Entities. The Company's success in this area will depend on the propensity and ability of investors who have previously invested in Sponsored Entities to continue to invest in future Sponsored Entities and on the Company's ability to expand the investor pool for the Sponsored Entities by identifying new potential investors.

The Company's level of dividends may fluctuate.

      Because the Company's investment banking business is transactional in nature, there is no predictable recurring level of revenue from such activities. As a result of this, the amount of cash available for distribution may fluctuate, which may result in the Company's not being able to maintain growth in dividend levels in the future.

The Company faces risks in owning and operating real property.

      An investment in the Company is subject to the risks incident to the ownership and operation of real estate-related assets. These risks include the fact that real estate investments are generally illiquid, which may impact the Company's ability to vary its portfolio in response to changes in economic and other conditions, as well as the risks normally associated with:

      o     changes in general and local economic conditions;

      o the supply or demand for particular types of properties in particular markets;

      o     changes in market rental rates;

      o     the impact of environmental protection laws; and

      o     changes in tax, real estate and zoning laws.

      Certain significant costs, such as real estate taxes, utilities, insurance and maintenance costs, generally are not reduced even when a property's rental income is reduced. In addition, environmental and tax laws, interest rate levels, the availability of financing and other factors may affect real estate values and property income. Furthermore, the supply of commercial and multi-family residential space fluctuates with market conditions.

The Company faces risks from tenant defaults or bankruptcies.

      If any of the Company's tenants defaults on its lease, the Company may experience delays in enforcing its rights as a landlord and may incur substantial costs in protecting its investment. In addition, at any time, a tenant of one of the Company's properties may seek the protection of bankruptcy laws, which could result in the rejection and termination such tenant's lease and thereby cause a reduction in cash available for distribution to the Company's stockholders.

The Company may encounter significant delays in reletting vacant space, resulting in losses of income.

      When leases expire, the Company will incur expenses and may not be able to re-lease the space on the same terms. Certain leases provide tenants the right to terminate early if they pay a fee. If the Company is unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, the Company may have to reduce its distributions to its stockholders.

The Company faces risks from geographic concentration.

      A large percentage of real properties included in the Company's portfolio are concentrated in Texas and Massachusetts, with each area constituting approximately 20% of the aggregate square footage owned by the Company. The Company also owns properties in California, Maryland, Louisiana, Michigan, North Carolina and South Carolina. The Company is likely to face risks to the extent that any of these areas suffer deteriorating economic conditions.

The Company competes with national, regional and local real estate operators and developers, which could adversely affect the Company's cash flow.

      Competition exists in every market in which the Company's properties are located. The Company competes with, among others, national, regional and numerous local real estate operators and developers. Such competition may adversely affect the occupancy levels and the rental revenues of the Company's properties, which could adversely affect the Company's cash flow from operations and its ability to make expected distributions to stockholders. Some of the Company's competitors may have more resources than the Company or other competitive advantages. Competition may be accelerated by any increase in availability of funds for investment in real estate. For example, decreases in interest rates tend to increase the availability of funds and therefore can increase competition. The extent to which the Company is affected by competition will depend in significant part on local market conditions.

There is limited potential for occupancy gains in the Company's properties.

      The Company anticipates that future increases in revenue from the Company's properties will be primarily the result of rental rate increases as leases expire. Most of the Company's properties had a rate of occupancy in excess of 95% as of December 31, 2001. Those properties with higher rates of vacancy are located in soft economic markets so that it may be difficult to realize increases in revenue when vacant space is re-leased. To the extent that the existing properties continue to operate profitably, this will likely stimulate new development of competing properties and result in greater competition between the newly developed properties and the Company's properties.

The Company is subject to possible liability relating to environmental matters, and the Company cannot assure you that it has identified all possible liabilities.

      Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws may impose liability without regard to whether the owner or operator knew of, or caused, the release of such hazardous substances. The presence of hazardous substances on a property may adversely affect the owner's ability to sell such property or to borrow using such property as collateral, and it may cause the owner of the property to incur substantial remediation costs. In addition to claims for cleanup costs, the presence of hazardous substances on a property could result in the owner incurring substantial liabilities as a result of a claim by a private party for personal injury or a claim by an adjacent property owner for property damage. The Company cannot assure you that any environmental assessments it has undertaken have revealed all potential environmental liabilities, that any prior owner or operator of the properties did not create any material environmental condition not known to the Company, or that an environmental condition does not otherwise exist as to any one or more of the properties that could have a material adverse effect on the Company's financial condition or results of operations. In addition, the Company cannot assure you that:

      o future laws, ordinances or regulations will not impose any material environmental liability,

      o the current environmental conditions of the Company's properties will not be affected by the condition of properties in the vicinity of such properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company,

      o the current environmental conditions of the Company's properties will not be affected by mold or other environmental pollutants that could affect indoor air quality

      o tenants will not violate their leases by introducing hazardous or toxic substances into the Company's properties that could expose the Company to liability under federal or state environmental laws; or

      o environmental conditions, such as the growth of bacteria and toxic mold in heating and ventilation systems or on walls, will not occur at the Company's properties and pose a threat to human health.

The Company is subject to compliance with the Americans With Disabilities Act and fire and safety regulations which could require the Company to make significant capital expenditures.

        All of the Company's properties are required to comply with the Americans With Disabilities Act, and the regulations, rules and orders that may be issued thereunder (the "ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to persons with disabilities. Compliance with ADA requirements might require, among other things, removal of access barriers and noncompliance could result in the imposition of fines by the U.S. government, or an award of damages to private litigants. In addition, the Company will be required to operate its properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to the Company's properties. Compliance with such requirements may require the Company to make substantial capital expenditures, which expenditures would reduce cash otherwise available for distribution to stockholders.

The Company may become subject to loss in profit or in its capital investment in the event of the occurrence of an uninsured event.

        The Company or its tenants carry comprehensive liability, fire and extended coverage with respect to each of the properties owned by the Company, with policy specification and insured limits customarily carried for similar properties. There are, however, certain types of losses, such as from wars, terrorism, pollution or earthquakes, that may be either uninsurable or not economically insurable (although the properties located in California all have earthquake insurance). Should an uninsured material loss occur, the Company could lose both its capital invested in the property and anticipated profits.

Provisions in our organizational documents may prevent changes in control.

      The Company's Articles of Incorporation (the "Articles") and Bylaws (the "Bylaws") contain provisions, described below, which may have the effect of discouraging a third party from making an acquisition proposal for the Company and may thereby inhibit a change of control of the Company under circumstances that could give the holders of shares of Common Stock the opportunity to realize a premium over the then-prevailing market prices.

      Ownership Limits. In order for the Company to maintain its qualification as a real estate investment trust, the holders of Common Stock will be limited to owning, either directly or under applicable attribution rules of the Internal Revenue Code, no more than 9.8% of the lesser of the value or the number of equity shares of the Company, and no holder of Common Stock will be able to acquire or transfer shares that would result in the Company's being beneficially owned by fewer than 100 persons. Such ownership limit may have the effect of preventing an acquisition of control of the Company without the approval of the Board of Directors of the Company. Moreover, the Company will have the right to redeem any shares of Common Stock that are acquired or transferred in violation of these provisions at the market price. In addition, the Articles give the Board of Directors the right to refuse to give effect to the acquisition or transfer of shares by a stockholder in violation of these provisions.

      Staggered Board. The Board of Directors of the Company is divided into three classes. The initial terms of these classes will expire in 2002, 2003 and 2004, respectively. Directors of each class are elected for a three-year term upon the expiration of the initial term of each class. The staggered terms for directors may affect the stockholders' ability to effect a change in control of the Company even if a change in control were in the stockholders' best interests.

      Preferred Stock. The Articles authorize the Board of Directors of the Company to issue up to 20,000,000 shares of preferred stock, par value $.0001 per share (the "Preferred Stock") and to establish the preferences and rights of any such shares issued. The issuance of Preferred Stock could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the stockholders' best interest.

      Increase of Authorized Stock. The Board of Directors of the Company, without any vote or consent of the stockholders, may increase the number of authorized shares of any class or series of stock or the aggregate number of authorized shares the Company has authority to issue. The ability to increase the number of authorized shares and issue such shares could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the stockholders' best interest.

      Amendment of Bylaws. The Board of Directors of the Company has the sole power to amend the Bylaws. This power could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the stockholders' best interests.

      Stockholder Meetings. The Bylaws require advance notice for stockholder proposals to be considered at annual meetings of stockholders and for stockholder nominations for election of directors at special meetings of stockholders. The Bylaws also provide that stockholders entitled to cast more than 50% of all the votes entitled to be cast at a meeting must join in a request by stockholders to call a special meeting of stockholders. These provisions could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the best interests of the stockholders.

      Supermajority Votes Required. The Articles require the affirmative vote of the holders of no less than 80% of the shares of capital stock outstanding and entitled to vote in order (i) to amend the provisions of the Articles relating to the classification of directors, removal of directors, limitation of liability of officers and directors or indemnification of officers and directors or (ii) to amend the Articles to impose cumulative voting in the election of directors. These provisions could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the stockholders' best interest.

There is no public trading market for our securities.

      There is no public trading market for the Company's Common Stock. The Company cannot assure you that any market will develop or that there will be any liquidity in a market for the Company's Common Stock.

Item 2. Properties.

      Set forth below is information regarding our properties as of December 31, 2001:

                              Sponsored     Sponsored                                  Approx.
                            Partnership's   Partnersh   Number    Approx.             Number
                              Purchase       Date of      of      Square   Occupancy    of         Major
Property Location               Price       Purchase     Units     Feet    12/31/01   Tenants   Tenant(s)(1)
-----------------               -----       --------     -----     ----    --------   -------   ------------

Apartments
----------

3919 Essex Lane             $ 10,100,000     6/30/93      135    118,800   over 95%     135      None - Apts.
Houston, TX (3)

3231 Allen Parkway          $ 10,700,000     8/11/94      159    129,000   over 95%     159      None - Apts.
Houston, TX (3)

4041 Weslayan & Law         $  4,200,000     4/29/97       84     70,500   over 95%      84      None - Apts.
Houston, TX (3)

7250 Perkins Road           $ 18,000,000    10/16/98      264    223,800   over 95%     264      None - Apts.
Baton Rouge, LA (4)

                            ------------                  ---    -------
Total Apartments            $ 43,000,000                  642    542,100
                            ------------                  ---    -------

Office
------

451 Andover Street          $  8,000,000      6/1/96              92,000   over 95%      40      Pentucket
North Andover, MA (3)                                                                            Medical

1515 Mockingbird Lane       $  6,850,000      7/1/97             110,600        75%      80      Primary
Charlotte, NC (3)                                                                                Physicians Care

33 & 37 Villa Road          $ 10,550,000      3/1/98             143,800        70%      40      Home Gold
Greenville, SC (3)

4995 Patrick Henry Dr.      $  6,800,000     12/1/97              40,300       100%       1      Agere
Santa Clara, CA (3)

678-686 Hillview Drive      $  4,862,500      3/9/99              36,300       100%       1      Headway
Milpitas, CA (4)                                                                                 Technologies

5751-5771 Copley Drive      $ 15,400,000     3/12/99             101,700        60%       3      XO, Nextel &
San Diego, CA (4)                                                                                Allegiance (2)

81 Blue Ravine              $  5,700,000     9/27/99              47,000       100%       1      Cardinal Health
Folsom, CA (5)

18000 W. Nine Mile Rd.      $ 14,950,000     9/30/99             212,500        80%       6      IBM
Southfield, Michigan (5)

11211 Taylor Draper         $ 10,000,000    12/29/99              68,600       100%       6      Columbia
Lane, Austin, Texas (5)                                                                          Universal Life
                                                                                                 Insurance Co.
7130-7150 Columbia          $ 19,850,000    12/20/99             188,800       100%       8      Columbia
Gateway Dr.                                                                                      National
Columbia, MD (5)

10 Lyberty Way              $  9,100,000     5/23/00             104,700       100%       1      Lucent
Westford, MA (5)            ------------                         -------                         Technologies

                              Sponsored    Sponsored                                  Approx.
                            Partnership's  Partnersh   Number    Approx.              Number
                              Purchase      Date of      of      Square    Occupancy    of         Major
Property Location               Price      Purchase     Units     Feet     12/31/01   Tenants   Tenant(s)(1)
-----------------               -----      --------     -----     ----     --------   -------   ------------
Total Office                $112,062,500                       1,146,300
                            ------------                       ---------

Industrial

One Technology Dr.          $  9,175,000     12/1/95             188,000       100%       1      Alliant
Peabody, MA (3)                                                                                  Foodservice

8730 Bollman Place          $  5,600,000    12/14/99              99,000       100%       1      Alliant
Savage (Jessup), MD (5)     ------------                          ------
                                                                                                 Foodservice

Total Industrial            $ 14,775,000                         287,000

                            ============                  ===  =========
Grand Total                 $169,837,500                  642  1,975,400
                            ============                  ===  =========

(1) Major tenants are tenants who occupy 10% or more of the space in an individual property.
(2) As of March 1, 2002, the building was 100% occupied with five tenants. The new tenants are AON Service Corporation and MD3, Inc.
(3)   Merged into the Company on January 1, 1999.
(4)   Merged into the Company on January 1, 2000.
(5)   Merged into the Company on October 1, 2000.

      All of the properties listed above are owned by the Company. None of our properties are subject to any mortgage loans. We have no material undeveloped or unimproved properties, and we have no proposed programs for the renovation, improvement or development of any of our properties. We believe that our properties are adequately covered by insurance as of December 31, 2001.

Item 3. Legal Proceedings.

      From time to time, the Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

      On December 18, 2001, the Partnership mailed a Consent Solicitation/Confidential Offering Memorandum to its security holders seeking their approval of the Conversion. The Conversion was approved by at least a majority of the outstanding limited partnership interests and the Conversion was effected on January 1, 2002. Following is a summary of the votes cast "for" and "against" the Conversion, and votes withheld, including the percentage such votes constituted of the total number of votes entitled to be cast:

      Votes For            Votes Against           Withheld
      ---------            -------------           --------
      21,319,672              123,695               10,561
        (90%)                  (0.5%)               (0.04%)

Item 4A. Executive Officers of the Company.

      The following table sets forth the names, ages and positions of all executive officers of the Company.

Name                        Age    Position
----                        ---    --------

George J. Carter            53     President and Chief Executive Officer

Barbara J. Corinha          46     Vice President, Chief Operating Officer,
                                   Treasurer and Secretary
R. Scott MacPhee            44     Executive Vice President

Richard R. Norris           58     Executive Vice President

William W. Gribbell         42     Executive Vice President

Janet Prier Notopoulos      54     Vice President

      George J. Carter, age 53, is President and Chief Executive Officer of the Company and is responsible for all aspects of the business of the Company and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. Prior to the Conversion, he was President of the General Partner and was responsible for all aspects of the business of the Partnership and its affiliates. From 1992 through 1996 he was President of Boston Financial Securities, Inc. ("Boston Financial"). Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing of First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.). Mr. Carter is a NASD General Securities Principal (Series 24) and holds a NASD Series 7 general securities license.

      Barbara J. Corinha, age 46, is the Vice President, Chief Operating Officer, Treasurer and Secretary of the Company. In addition, Ms. Corinha has as her primary responsibility, together with Mr. Carter, the management of all operating business affairs of the Company and its affiliates. Prior to the Conversion, Ms. Corinha was the Vice President, Chief Operating Officer, Treasurer and Secretary of the General Partner. From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial. Prior to joining Boston Financial, Ms. Corinha served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group. From 1979 through 1986, Ms. Corinha worked at First Winthrop Corporation in administrative and management capacities; including Office Manager, Securities Operations and Partnership Administration. Ms. Corinha attended Northeastern University and the New York Institute of Finance. Ms. Corinha is a NASD General Securities Principal (Series 24). She also holds other NASD supervisory licenses including Series 4 and Series 53, and a NASD Series 7 general securities license.

      R. Scott MacPhee, age 44, is an Executive Vice President of the Company and has as his primary responsibility the direct equity placement of the Sponsored Entities. Prior to the Conversion, Mr. MacPhee was an Executive Vice President of the General Partner. From 1993 through 1996 he was an executive officer of Boston Financial. From 1985 to 1993 Mr. MacPhee worked at Winthrop Financial Associates. Mr. MacPhee attended American International College. Mr. MacPhee holds a NASD Series 7 general securities license and is a registered investment adviser.

      Richard R. Norris, age 58, is an Executive Vice President of the Company and has as his primary responsibility the direct equity placement of the Sponsored Entities. Prior to the Conversion, Mr. Norris was an Executive Vice President of the General Partner. From 1993 through 1996 he was an executive officer of Boston Financial. From 1983 to 1993 Mr. Norris worked at Winthrop Financial Associates. Prior to that, he worked at Arthur Young & Company (subsequently named Ernst & Young through a merger). Mr. Norris is a graduate of Bowdoin College (B.A.) and Northeastern University (M.S.). Mr. Norris holds a NASD Series 7 general securities license and is a registered investment adviser.

      William W. Gribbell, age 42, is an Executive Vice President of the Company and has as his primary responsibility the direct equity placement of the Sponsored Entities. Prior to the Conversion, Mr. Gribbell was an Executive Vice President of the General Partner. From 1993 through 1996 he was an executive officer of Boston Financial. From 1989 to 1993 Mr. Gribbell worked at Winthrop Financial Associates. Mr. Gribbell is a graduate of Boston University (B.A.). Mr. Gribbell holds a NASD Series 7 general securities license and is a registered investment adviser.

      Janet Prier Notopoulos, age 54, is a Vice President of the Company and President of FSP Property Management LLC and has as her primary responsibility the oversight of the management of the real estate assets of the Company and its affiliates. Prior to the Conversion, Ms. Notopoulos was a Vice President of the General Partner. Prior to joining Franklin Street Partners in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients. From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company. Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar. Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

      Each of the above persons other than Ms. Notopoulos began working for the Partnership at its inception in 1997. Ms. Notopoulos was employed as a consultant by the Partnership commencing in March 1997 and became a full-time employee on January 1, 1998.

      There are no family relationships among any of the executive officers.

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.

      There is no established public trading market for the Company's Common Stock.

      As of March 21, 2002, there were 741 holders of record of the Company's Common Stock. This computation is based upon the number of record holders reflected in our corporate records.

      The Company has declared a dividend of $.30 per share of Common Stock payable to stockholders of record as of February 8, 2002. The Company has also declared a dividend of $.01 per share of Common Stock payable to stockholders of record as of February 15, 2002. Set forth below are the distributions per Unit of limited partnership interest that the Partnership made in each quarter in the last two fiscal years of the Partnership.

                                           Amount Per Limited and
                  Quarter Ended             General Partner Unit
                  -------------             --------------------

                     3/31/00                       $0.23
                     6/30/00                       $0.24
                     9/30/00                       $0.25
                    12/31/00                       $0.26
                     3/31/01                       $0.27
                     6/30/01                       $0.28
                     9/30/01                       $0.29
                    12/31/01                       $0.30

      While not guaranteed, the Company expects that cash dividends on the Company's Common Stock comparable to the Partnership's most recent quarterly distribution will continue to be paid in the future.

      On July 1, 2001, January 1, 2001 and April 1, 2000, the Partnership issued 149,131 Units, 2,522 Units and 230,000 Units of limited partnership interest, respectively, as compensation to its executive officers and certain other employees pursuant to an exemption from registration under Section 4(2) of the Securities Act. Effective October 1, 2000, the Partnership acquired six Sponsored Partnerships through merger. In connection with these mergers, the Partnership issued 7,204,716 Units of limited partnership interest to the limited partners of those Sponsored Partnerships. Effective January 1, 2000, the Partnership acquired three Sponsored Partnerships through merger. In connection with these mergers, the Partnership issued 4,999,972 Units of limited partnership interest to the limited partners of those Sponsored Partnerships. Effective January 1, 1999, the Partnership acquired eight Sponsored Partnerships through merger. In connection with these mergers, the Partnership issued 11,999,907 Units of limited partnership interest to the limited partners of those Sponsored Partnerships. The Partnership issued the Units in each of these mergers pursuant to exemptions from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act. The Partnership based its belief that such transactions had the benefit of these exemptions on the fact that no general solicitation was conducted and on information furnished in investor questionnaires, and representations made, by the limited partners of each acquired Sponsored Partnership as to their status as accredited investors.

      On January 1, 2002, in connection with the Conversion, the Company issued an aggregate of 24,586,249 shares of Common Stock to the general and limited partners of the Partnership pursuant to an exemption from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act. The Company bases its belief that such transaction had the benefit of these exemptions on the fact that no general solicitation was conducted and on information furnished in investor questionnaires and representations made by the limited partners of the Partnership as to their status as accredited investors.

Item 6. Selected Financial and Other Data.

      The following selected financial information is derived from the historical consolidated financial statements of the Partnership. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 hereof and with the Partnership's consolidated financial statements and related notes thereto included in Item 8 of this report.

                                                      Year Ended December 31,
                                        -------------------------------------------------------
                                          2001        2000        1999        1998       1997
                                          ----        ----        ----        ----       ----
                                                                                     (unaudited)
                                                (In thousands, except per Unit amounts)
Operating Data:
Total revenues ....................     $ 54,447    $ 34,793    $ 18,048     $11,555    $ 7,203
Net income (loss) .................       25,368       8,914       1,139      (1,675)       272
Basic and diluted net income (loss)
    per limited and general
    partnership unit ..............         1.03        0.47        0.09       (0.88)      0.14
Distributions declared per Unit
    outstanding(1) ................         1.18        1.02        0.86        1.05       0.79

                                                            As of December 31,
                                        -------------------------------------------------------
                                          2001        2000        1999        1998       1997
                                          ----        ----        ----        ----       ----
Balance Sheet Data (at period end):
Total assets ......................     $204,117    $219,923    $190,486     $95,886    $66,117
Total liabilities .................        4,354      19,280      28,821       1,294      1,639
Minority interests in consolidated           --           63      78,090      89,593     56,304
    entities
Total partners' capital ...........      199,763     200,580      83,575       4,999      8,174

(1) As a result of the Conversion, each Unit was converted into one share of Common Stock.

      The 2000 and 1999 financial statements reflect the merger of 17 Sponsored Partnerships. Prior to the applicable merger, the Partnership owned a controlling general partner interest in the 17 Sponsored Partnerships--See Note 4 to the consolidated financial statements of the Partnership and "Financial Information--Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 hereof.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

      The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the Consolidated Financial Statements contained in the financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Annual Report may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that the Company's forward-looking statements involve risks and uncertainty, including without limitation, changes in economic conditions in the markets in which the Company owns properties, changes in the demand by investors for investment in Sponsored REITs, the impact of the events of September 11, 2001, risks of a lessening of demand for the types of real estate owned by the Company, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. See "Risk Factors" in Item 1A. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date this annual report is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

      The Company operates in two business segments: investment banking services and rental operations. FSP Investments provides real estate investment and broker/dealer services that include: (a) the organization of Sponsored REITs in 2001 and 2000 and Sponsored Partnerships in 2000 and prior years, which were syndicated through private placements; (b) the acquisition of real estate on behalf of the Sponsored Entities; and (c) the sale of preferred stock in Sponsored REITs or limited partnership interests in the Sponsored Partnerships. The following table summarizes property owned by the Partnership and the Sponsored Partnerships for the three years ended December 31, 2001, 2000 and 1999.

                                                       December 31,
                                        ---------------------------------------
                                          2001           2000           1999
                                          ----           ----           ----
Residential
        Number of Properties..........          4              4              4
        Number of Apartment Units.....        642            642            642
Commercial
        Number of Properties..........         13             13             12
        Square Footage................  1,433,300      1,433,300      1,328,500

      As described in Note 4 to Financial Statements, the Partnership consummated three series of mergers. As described above, the Company operates in two segments, real estate operations and broker/dealer and real estate investment services. Prior to the consummation of the first series of mergers, the Partnership operated in the segment of broker/dealer and real estate investment services. The first series of mergers added the real estate operations of certain Sponsored Partnerships to the Partnership's business. The nature of the Partnership's business was not changed by the second and third series of mergers.

      The mergers were accounted for as a purchase, whereby the assets and liabilities of the Sponsored Partnerships were recorded at their fair values and transaction costs were capitalized. In each merger the Partnership acquired the minority interests in the Sponsored Partnerships. None of the merged Sponsored Partnerships was subject to debt financing and no debt was assumed or created at the time of the merger. The investors of the merged entities exchanged their interests for an interest in the Partnership. There were no cash payments and no contingent payments.

      The acquisitions have affected the Company in two ways: the real estate portfolio is more diverse, both geographically and with respect to property type; and the Company has a larger borrowing capacity.

      The following table sets forth the identity of each merged Sponsored Partnership, the date of its merger and the estimated value ascribed to that Partnership.
                                                               Estimated Value
                                                             at Merger Date (in
     Merged Partnership               Merger Date                thousands)
     ------------------               -----------                ----------
     Essex Lane                     January 1, 1999              $11,339
     FSP Apartment Properties       January 1, 1999               12,691
     One Technology                 January 1, 1999               11,989
     FSP North Andover              January 1, 1999                9,919
     FSP Weslayan Oaks              January 1, 1999                5,760
     FSP Park Seneca                January 1, 1999               10,126
     FSP Santa Clara                January 1, 1999                7,938
     FSP Piedmont                   January 1, 1999               12,435

     FSP Silverside                 January 1, 2000               19,063
     FSP Hillview                   January 1, 2000                5,328
     FSP Telecom                    January 1, 2000               16,814


     FSP Southfield Centre          October 1, 2000               16,412
     FSP Blue Ravine                October 1, 2000                6,475
     FSP Bollman Place              October 1, 2000                6,035
     FSP Austin N.W.                October 1, 2000               11,403
     FSP Gateway Crossing           October 1, 2000               20,870
     FSP Lyberty Way                October 1, 2000               10,612

      During 2001 and 2000, the Partnership retained 100% of the common stock in six and three Sponsored REITs, respectively, for nominal consideration in connection with the organization and syndication of such Sponsored REITs. Additionally, the Partnership's general partner interest in one Sponsored Partnership was exchanged for the common stock in a newly formed Sponsored REIT, in connection with this Sponsored Partnership's reorganization from a limited partnership to a REIT on January 1, 2001. The Partnership's cost of its investment in the Sponsored REITs approximates its share of the underlying equity in the net assets of the REITs. The Partnership's share of the Sponsored REITs' earnings, after deducting preferred stock dividends paid or accrued, was not material for the years ended December 31, 2001 and 2000. There were no Sponsored REITs in 1999.

      The Sponsored REITs issued both common stock and preferred stock. The common stock is owned solely by the Company and the preferred stock is owned by unaffiliated investors. Each Sponsored REIT was organized to acquire a single real estate property using the proceeds raised through a private offering of its preferred stock. The Sponsored REITs do not contemplate having any long-term financing. Following consummation of the offerings, the preferred shareholders in each of the Sponsored REITs are entitled to 100% of the Sponsored REIT's cash distributions. As a common shareholder, the Company has no rights to the Sponsored REIT's regular cash distributions. However, upon liquidation of the Sponsored REITs, the Company will be entitled to its percentage interest in any proceeds after the preferred shareholders have recovered their investment. The Company's percentage interest in each Sponsored REIT is less than 0.1%. The affirmative vote of the holders of a majority of the Sponsored REIT's preferred stockholders is required for any actions involving merger, sale of property, amendment to charter or issuance of additional capital stock. In addition, all of the Sponsored REITs allow the holders of more than 50% of the outstanding preferred shares to remove, without cause, and replace one or more members of the REIT's Board of Directors.

Critical Accounting Policies.

      Basis of Presentation. The consolidated financial statements of the Partnership include the accounts of the Partnership, 17 Sponsored Partnerships and wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior to the mergers, FSP Holdings was the general partner and owned a 5% interest in each of the Sponsored Partnerships. As the general partner, FSP Holdings had the exclusive rights and powers to manage and control the business of each Sponsored Partnership without the consent or approval of the limited partners. The limited partners in the Sponsored Partnerships could not elect to replace the general partner, except for cause. Accordingly, prior to the mergers, the accounts of the Sponsored Partnerships have been consolidated into the Partnership's financial statements under the principles of accounting applicable to investments in subsidiaries in accordance with SOP 78-9.

        Real Estate and Depreciation.

        Real estate assets are stated at the lower of cost or fair value, as appropriate, less accumulated depreciation.

        Costs related to property acquisition and improvements are capitalized. Typical capital items include new roofs, site improvements, various exterior building improvements and major interior renovations. Funding for capital improvements typically is provided by cash set aside at the time the property was purchased.

      Routine replacements and ordinary maintenance and repairs that do not extend the life of the asset are expensed as incurred. Typical expense items include interior painting, landscaping, minor carpet replacements and residential appliances. Funding for repairs and maintenance items typically is provided by cash flows from operating activities. Depreciation is computed using the straight line method over the assets' estimated useful lives as follows:

           Category                     Years
           --------                     -----

           Buildings:
              Residential                 27
              Commercial                  39
           Building Improvements        15-39
           Furniture and equipment       5-7


      The Partnership evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying value. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its fair value based on discounting its estimated future cash flows. At December 31, 2001, no such indicators of impairment were identified.

      Revenue Recognition.

      Rental income for Commercial Properties -- The Partnership has retained substantially all of the risks and benefits of ownership of the Partnership's commercial properties and accounts for its leases as operating leases. Rental income from leases, which include scheduled increases in rental rates during the lease term, is recognized on a straight-line basis. The Partnership does not have any percentage rent arrangements with its commercial property tenants. Reimbursable common area maintenance charges are included in rental income in the period earned.

      Rental income for Residential Apartments -- The Partnership's residential property leases are generally for terms of one year or less. Rental income from tenants of residential apartment properties is recognized in the period earned. Rent concessions, including free rent and leasing commissions are charged as a reduction of rental revenue.

      Investment Banking Services -- Syndication fees ranging from 6% to 8% of the gross offering proceeds from the sale of securities in Sponsored Entities are generally recognized upon an investor closing; at that time the Partnership has provided all required services, the fee is fixed and collected, and no further contingencies exist. Commission expense ranging from 3% to 4% of the gross offering proceeds is recorded in the period the related syndication fee is earned.

      Investment Banking Services -- Transaction fees are generally recognized upon the final investor closing of a Sponsored Entity. The final investor closing is the last admittance of investors into a Sponsored Entity; at that time, required funds have been received from the investors, charges relating to the syndication have been paid or accrued, continuing investment and continuing involvement criteria have been met, and legal and economic rights have been transferred. Third party transaction-related costs are deferred and later expensed to match revenue recognition. Internal expenses are expensed as incurred. The Partnership follows the requirements for profit recognition as set forth by Statement of Financial Accounting Standards No. 66 "Accounting for Sales of Real Estate" and Statement of Position 92-1 "Accounting for Real Estate Syndication Income."

Recent Accounting Standards

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and No. 138. The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The provisions of this statement became effective January 1, 2001. The Partnership has not historically had derivative instruments, and this standard has had no impact on its financial position, results of operations and cash flows.

      In June 2001, the FASB approved SFAS No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), effective July 1, 2001 and January 1, 2002, respectively, for the Partnership. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Partnership has adopted SFAS 141; no combinations by the Partnership occurred after June 30, 2001 to which this would apply. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Partnership has reviewed the provisions of SFAS 142 and believes that the impact of adoption will not be material to its financial position, results of operations and cash flows.

      In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 will be effective at the beginning of 2003. The Partnership has reviewed the provisions of SFAS 143 and believes that the impact of adoption will not be material to its financial position, results of operations and cash flows.

      In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used, and
(b) measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 will be effective at the beginning of 2002. With the exception of reclassifying the operations of real estate assets considered "held for sale" to "Discontinued operations, net of tax" in the consolidated statement of income, the impact of adoption will not have a material impact on the Partnership's financial position and cash flows. The Partnership does not have any real estate assets that it considers "held for sale".

Financing and Other Commitments

      The Partnership has a revolving line of credit agreement (the "Loan Agreement") with a bank providing for borrowings at the Partnership's election up to $50 million. Borrowings under the Loan Agreement bear interest at either the bank's base rate or a variable LIBOR rate, as defined. There were no outstanding borrowings by the Partnership under the Loan Agreement at December 31, 2001. The Partnership is in compliance with all bank covenants required by this line of credit. The Loan Agreement matures on February 23, 2003. It is the Company's intention to renew the line of credit when it matures.

      The Partnership has arranged for Citizens Bank to provide a line of credit for the Partnership's senior officers in the maximum aggregate amount of $3 million. The borrowings under this line of credit are for the purpose of paying income taxes on equity interests in the Company issued to such senior officers as compensation. Loans under this line of credit have a term of one year and bear interest at the bank's prime rate plus 50 basis points. Loans of $1,625,000 in the aggregate were outstanding to senior officers at December 31, 2001. Each borrower has secured the loan by pledging shares of the Company's Common Stock having an aggregate fair market value at the time of the loan of no less than twice the principal amount of the loan. The Partnership has agreed to purchase from Citizens Bank any loan on which the borrower defaults. Following the purchase of the loan, the Partnership would have the same rights as Citizens Bank, including the right to foreclose on the pledged stock.

      The Partnership's commercial rental operations include the leasing of office buildings and industrial properties subject to leases with terms greater than one year. The leases thereon expire at various dates through 2012. Approximate future minimum rental income on non-cancelable operating leases as of December 31, 2001 are (in thousands): 2002 - $15,415; 2003 - $13,307; 2004 -
$9,957; 2005 - $5,898; 2006 - $3,336; and $12,207 thereafter.

      The Partnership leases its corporate office space under a six-year operating lease that commenced in June 1999. The lease includes a base annual rent and additional rent for the Partnership's share of taxes and operating costs. Approximate future minimum lease payments at December 31, 2001 are (in thousands): 2002 - $199; 2003 - $203; 2004 - $209; and 2005 - $97.

      In connection with the purchase of a property by a Sponsored REIT in May 2001, the Partnership obligated itself to purchase an additional parcel of real property within a certain amount of time if the owner offered such property for sale to the Partnership. The Company satisfied this obligation by causing FSP Timberlake East Corp., a newly-organized Sponsored REIT, to purchase this parcel on March 4, 2002.

Off-Balance Sheet Investments

      The Partnership typically retains a minimal common stock ownership interest in Sponsored REITs that it has organized. These ownership interests have virtually no economic benefit or risk. At December 31, 2001 and 2000, the Partnership had ownership interests in ten and four Sponsored REITs, respectively. During 1999 and 2000, the Partnership acquired 100% of the non-owned interests of certain Sponsored Partnerships (through a series of mergers) that it had previously organized.

      Summarized financial information for the Sponsored REITs are as follows:

           (unaudited)                                 December 31,
                                                       ------------
                                                     2001         2000
                                                     ----         ----
                                                      (in thousands)
           Balance Sheet Data:
           Real estate, net                       $222,232       $56,565
           Other assets                             19,048         5,058
           Total liabilities                         6,755         1,950
           Shareholders equity                     234,525        59,673

           Operating Data:
           Rental revenues                        $ 19,816       $ 2,778
           Other revenues                              354           117
           Operating and maintenance expenses        5,973           948
           Depreciation and amortization             3,191           574
           Interest expense                          9,916         2,298
           Net income (loss)                         1,090          (925)

      There were no Sponsored REITS in 1999.

Results of Operations

      The following table shows the Partnership's financial data as a percentage of total revenues for the three years ended December 31, 2001, 2000 and 1999 and the variance in dollars between the years ended December 31, 2001 and 2000 and the years ended December 31, 2000 and 1999.


                                           Financial Data as a Percentage
                                                 of Total Revenues             Variance in Dollars
                                          -------------------------------     --------------------
                                          For the Year Ended December 31,      For the Year Ended
                                          -------------------------------     --------------------
                                                                                  December 31,
                                                                              --------------------
                                                                              2001 and    2000 and
                                            2001       2000        1999         2000        1999
                                          --------   --------    --------     --------    --------
                                                                                 (in thousands)
Revenue
    Rental Revenue
    Rental.............................     49.2%        73.1%       90.1%   $ 1,331       $9,119
    Interest and other.................      3.4%         4.8%        5.3%       184          771
    Investment Services Revenue
    Syndication fees...................     23.9%        11.6%        2.5%     8,964        3,592
    Transaction fees...................     23.3%        10.2%        1.9%     9,163        3,193
    Interest...........................      0.2%         0.3%        0.2%        12           70
                                           -----        -----       -----    -------      -------
    TOTAL REVENUE......................    100.0%       100.0%      100.0%    19,654       16,745
                                           -----        -----       -----    -------      -------
Expenses
    Rental Expenses
    Selling, general and administrative      3.7%         2.1%       10.4%     1,302       (1,137)
    Rental operating expenses..........     12.3%        18.7%       24.5%       537        2,060
    Depreciation and amortization......      8.7%        13.0%       17.6%       196        1,350
    Real estate taxes and insurance....      5.3%         7.1%        8.0%       427        1,025
    Interest...........................      0.8%         2.5%        1.7%       (42)         561
    Investment Services Expenses
    Selling, general and administrative      7.1%         6.7%        7.0%       854        1,621
    Commissions........................     12.0%         9.8%       14.6%     3,103          788
    Partnership units issued as
    compensation.......................      3.2%         6.6%        0.0%      (556)       2,300
    Depreciation and amortization......      0.1%         0.2%        0.3%       (12)          32
                                           -----        -----       -----    -------      -------
    TOTAL EXPENSES.....................     53.3%        66.8%       84.1%     5,809        8,600
                                           -----        -----       -----    -------      -------
Minority interests.....................      0.1%         7.6%       12.6%    (2,609)         370
Net income.............................     46.7%        33.2%       15.9%   $16,454       $7,775
                                           =====         =====       =====   =======       ======

Comparison of The Year Ended December 31, 2001 To The Year Ended December 31,
2000

      Revenue

      Total revenues increased $19.6 million, or 56%, to $54.4 million for the year ended December 31, 2001, as compared to $34.8 million for the year ended December 31, 2000. Income from rental operations was $26.7 million for the year ended December 31, 2001.

      The increase in rental income of $1.3 million, or 5.2%, compared to the year ended December 31, 2000, is attributable to:

      o the acquisition of one commercial property in 2000, which contributed revenue for a full year in 2001, as compared with a partial year in 2000, resulting in $0.5 million in incremental revenues;

      o increased revenues of approximately $0.8 million as a result of rent increases on existing properties.

      The increase in investment services income (Syndication and Transaction fees) of $18.1 million, or 239%, compared to the year ended December 31, 2000, is attributable to the syndication of six Sponsored REITs (with aggregate gross proceeds of $203.1 million) in 2001 compared to the syndication of three Sponsored REITs (with aggregate gross proceeds of $60.2 million) in 2000. The revenue associated with the syndication of three Sponsored

Partnerships in 2000 with aggregate gross proceeds of $47.4 million has been eliminated in the Consolidated Statements of Income.

      The increase in interest and other income of $0.2 million, or 11%, compared to the year ended December 31, 2000 is attributable to interest earned on higher cash balances, cash equivalents and marketable securities in 2001 compared to 2000.

      Expenses

      Total expenses increased $5.8 million, or 25%, to $29.0 million for the year ended December 31, 2001, as compared to $23.2 million for the year ended December 31, 2000.

      The increase in selling, general and administrative expenses of $2.2 million, or 70%, compared to the year ended December 31, 2000, is attributable to the extra costs associated with the syndication of six Sponsored REITS in 2001 (with aggregate gross proceeds of $203.1 million) compared to the syndication of six Sponsored Entities in 2000 (with aggregate gross proceeds of $107.6 million) as follows:

      o     increased payroll and related expenses of $1.5 million;

      o increased consulting and professional fees of approximately $0.6 million;

      o     increased other costs of approximately $0.1 million.

      The increase in commission expense of $3.1, million or 91%, compared to the year ended December 31, 2000 is attributable to the increase of syndication proceeds of approximately $95 million in 2001 as described above.

      The increase in rental expenses of $0.5 million, or 8.3%, compared to the year ended December 31, 2000, is primarily attributable to the acquisition of one commercial property in 2000, which incurred costs for a full year in 2001, as compared with a partial year in 2000.

      The increase in depreciation and amortization expenses of $0.2 million, or 4%, compared to the year ended December 31, 2000, is primarily attributable to the acquisition of one commercial property in 2000, which incurred a full year of depreciation and amortization expense in 2001, as compared with a partial year in 2000.

      The increase in real estate taxes and insurance expenses of $0.4 million, or 17%, compared to the year ended December 31, 2000, is primarily attributable to:

      o the acquisition of one commercial property in 2000, which incurred costs for a full year in 2001, as compared with a partial year in 2000, resulting in approximately $0.1 million in incremental expenses;

      o tax rate increases on the existing properties of approximately $0.3 million.

      The decrease in interest expense of $42 thousand, or 5%, compared to the year ended December 31, 2000, is primarily attributable to lower interest rates in 2001.

      The decrease in minority interest expense of $2.6 million for the year ended December 31, 2001 compared to the minority interest for the year ended December 31, 2000 is a result of the mergers completed during the year ended December 31, 2000, as described in Note 4 to the Financial Statements.

Comparison Of The Year Ended December 31, 2000 To The Year Ended December 31,
1999

      Revenue

      Total revenues increased $16.8 million, or 92.8%, to $34.8 million for the year ended December 31, 2000, as compared to $18.0 million for the year ended December 31, 1999. Income from rental operations was $25.4 million for the year ended December 31, 2000.

      The increase in rental income of $9.1 million, or 55.9%, compared to the year ended December 31, 1999, is attributable to:

      o the acquisition of seven commercial properties in 1999, which contributed revenue for a full year in 2000, as compared with a partial year in 1999, resulting in $8.0 million in incremental revenues;

      o the acquisition of one commercial property in 2000, which contributed revenue for a partial year in 2000, as compared with no revenue in 1999, resulting in approximately $0.6 million in incremental revenues;

      o increased revenue of approximately $0.5 million as a result of rent increases and other miscellaneous fees on existing properties.

      The increase in investment services income (Syndication and Transaction fees) of $6.8 million, or 859%, compared to the year ended December 31, 1999, is attributable to the syndication of three REITs in 2000 (with aggregate gross proceeds of $60.2 million) compared to the syndication of one Sponsored Entity in 1999 (with aggregate gross proceeds of $7.8 million).

      The increase in interest and other income of $0.8 million, or 89.1%, compared to the year ended December 31, 1999 is attributable to interest earned on higher cash balances, cash equivalents and marketable securities and higher average yields in 2000 compared to 1999.

      Expenses

      Total expenses increased $8.6 million, or 53.0%, to $23.2 million for the year ended December 31, 2000, as compared to $14.6 million for the year ended December 31, 1999.

      The increase in selling, general and administrative expenses of $0.5 million, or 24%, compared to the year ended December 31, 1999, is attributable to the extra costs associated with the syndication of six Sponsored Entities (with aggregate gross proceeds of $107.6 million) in 2000 compared with the syndication of six Sponsored Entities (with aggregate gross proceeds of $64.9 million) in 1999 as follows:

      o     increased payroll and related expenses of $0.7 million;

      o     offset by decreased other costs of approximately $0.2 million.

      The increase in other real estate operating expenses of $2.1 million, or 46.5%, compared to the year ended December 31, 1999, is primarily attributable to the acquisition of seven commercial properties in 1999, which incurred costs for a full year in 2000, as compared with a partial year in 1999.

      The increase in commission expense of $0.8 million, or 19%, compared to the year ended December 31, 1999 is attributable to the syndication of six Sponsored Entities (with aggregate gross proceeds of $107.6 million) in 2000 compared with the syndication of six Sponsored Entities (with aggregate gross proceeds of $64.9 million) in 1999 as follows:

      The increase in depreciation and amortization expenses of $1.3 million or 44.8%, compared to the year ended December 31, 1999, is primarily attributable to:

      o the acquisition of seven commercial properties in 1999, which incurred depreciation and amortization expenses for a full year in 2000, as compared with a partial year in 1999, resulting in $1.2 million in incremental expenses;

      o the acquisition of one commercial property in 2000, which incurred depreciation and amortization expenses for a partial year in 2000, as compared with no costs in 1999, resulting in approximately $0.1 million in incremental costs;

      The increase in real estate taxes and insurance expenses of $1.0 million or 70.8%, compared to the year ended December 31, 1999, is primarily attributable to:

      o the acquisition of seven commercial properties in 1999, which incurred costs for a full year in 2000, as compared with a partial year in 1999, resulting in approximately $0.8 million in incremental expenses;

      o tax rate increases on the existing properties of approximately $0.2 million.

      The increase in interest expense of $0.6 million, or 187.6%, compared to the year ended December 31, 1999, is primarily attributable to the syndication of three REITs in 2000 compared to the syndication of one unconsolidated Sponsored Partnership in 1999.

      The increase in minority interest expense of $0.4 million for the year ended December 31, 2000 compared to the minority interest for the year ended December 31, 1999 is a result of the mergers completed during the year ended December 31, 2000.

Trends and Uncertainties

      Rental Operations

      In 2001, the Company saw a reversal of some of the trends in 2000. Absorption of new rental units and higher oil prices benefited the Houston apartment properties for most of 2001 until the Enron bankruptcy at the end of the year. The Enron bankruptcy and general economic conditions in Houston have increased vacancy and rent concessions throughout Houston, but had not had a material effect on the Company's apartments as of the end of the year. Vacancies at the Company's apartments are expected to increase in 2002 as an immediate result of the Enron bankruptcy on the downtown area, but it is not known how long or how serious that impact will be, since Houston has a large and diversified economic base beyond Enron.

      Office vacancy rates in most markets increased during 2001, making it harder to increase rents or lease vacancies as they occurred throughout the year. Unless there is a turnaround in the general economy in 2002, these conditions are likely to remain and vacancies may increase along with increased costs to lease the vacant space, such as concessions, free rent and other incentives. When the economy does recover, it is likely to recover unevenly with certain industry segments and geographic areas improving before others. Because of the diversity of the Company's portfolio and the long term nature of its office leases, the financial impact of any recovery or further deterioration may be slow to materialize and is difficult to predict.

      During 2001, the Company had mixed success in leasing vacancies that occurred due to normal lease expirations and as a result of unexpected vacancies that arose because of tenant bankruptcies. In some markets, such as Greenville and Charlotte, where vacancies arose during the year, only a portion of the space has been relet. In others, such as San Diego and Austin, the entire space was relet quickly, and the buildings are now 100% leased.

      There are no material lease expirations until a lease for 99,000 square feet expires on November 30, 2002. The tenant under that lease has announced its intention to vacate the premises, and the Company began actively marketing the space to potential users at the beginning of 2002. The only year in which more than 10% of the Company's square footage has leases expiring is 2004, during which leases with respect to more than 20% of the Company's square footage will expire. Some of these leases contain options to extend, and discussions have taken place regarding early renewals for some of the leases. The Company cannot now predict which leases will not be extended in 2004.

      Other tenants may fail in 2002, as they did in 2001, and present the same challenges in 2002. One longstanding, privately held tenant in South Carolina is significantly behind in its rent and may not be able to pay its arrearage or future rent. The future of other publicly traded companies, such as XO and Lucent, have been subjects of public speculation, but both tenants are currently occupying the space and paying rent. Lucent has notified the Company that it is considering subletting its space, but Lucent is and would still be liable for the rent under any subletting or assignment of the lease.

      Real estate taxes are expected to increase in 2002 as municipalities try to compensate for lost revenue by raising tax rates or by taxing commercial real estate more heavily. Where possible, the Company intends to protest and file for tax abatements, particularly for buildings that had vacancies in 2001. However, it is not certain that those efforts will be successful or that the refunds will be made in 2002.

      Due to the events of September 11, insurance costs are expected to increase when the Company's policy is scheduled for renewal in April 2002, but the amount of the increase and change in limits are not known at this time. Individual states are debating and voting on whether or not to allow insurance companies to deny coverage for terrorism, and the Company will not know until the time of its renewal whether it will be able to obtain terrorism coverage for all of its buildings at a reasonable price. In addition, coverage for damage from toxic mold is expected to be excluded from the renewal policy, and such coverage, if available, will need to be bought back at an additional premium cost which may be prohibitively expensive. The Company intends to try to maintain appropriate insurance coverage with reasonable deductibles at reasonable rates but may have trouble doing so in the current insurance market. There has not been a material increase in the cost of security to date, but if there are additional acts of terrorism, the Company may be forced to add security at properties where the costs cannot be passed on to the tenants.

      In addition to real estate taxes, security and insurance costs, other costs may increase in 2002 as a result of inflation. Most of the Company's office leases pass increased operating costs on to the tenants. However, two of the Company's office buildings, constituting 13% of the total square footage, have leases with fixed annual rent increases of between 4% and 5% instead of operating cost escalation clauses or direct reimbursements. The leases for the apartment units do not allow for recovery of increases in operating expenses; however, the apartment tenants pay for most of the utility costs for their units.

      In the course of owning and operating real estate, the potential exists for the Company to dispose of one or more properties in its portfolio. Market conditions in specific geographic locations could present the Company with the opportunity to realize significant capital appreciation in an asset's value. The Company maintains close attention to market conditions in all geographic locations where its properties are located.

      Investment Services

      Unlike the Company's real estate business, which provides a rental revenue stream which is ongoing and recurring in nature, the Company's investment banking business is transactional in nature. While trends in 2001 were quite positive in terms of the quantity, both in the number of transactions and equity raised, of Sponsored REITs completed, future business in this area is unpredictable.

      As 2002 begins, the Company's acquisition executives are reporting some of the largest spreads between bid and ask prices for properties that they have seen in the Company's history. Differing views of the strength and timing of a national economic recovery as well as low interest rate carrying costs on debt-financed properties are probably contributing to this situation. Without the ability to acquire properties at attractive prices, the Company's investment banking activities may suffer.

      Further, the Company continues to rely solely on its in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time. While the Company continues to expand its in-house sales force, uncertainties always exist as to whether it is capable, either through the Company's existing client base or through new prospective clients, of providing the amount of investment capital to achieve future performance objectives. Further setbacks in the stock market or the general economy could have negative effects, and while the tragic events of September 11, 2001 did not disrupt the Company's transactional business unit significantly, further terrorist attacks, if they occur, may have a chilling effect on the willingness of investors to purchase interests in future Sponsored Entities.

Liquidity and Capital Resources as of December 31, 2001

      Cash and cash equivalents were $24.4 million and $13.7 million at December 31, 2001 and December 31, 2000, respectively. This 78% increase of $10.6 million is attributable to $33.4 million generated by operating activities and $21.8 million generated by investing activities, partially offset by $44.5 million used by financing activities.

      Operating Activities

      The Partnership's cash provided by operating activities of $33.4 million is primarily attributable to $32.0 million from operations, after addback of $6.6 million from non-cash expenses of which $4.8 million relates to depreciation and amortization and $1.7 million relates to equity based compensation, and to $1.5 million from the increase in accounts payable and accrued expenses, partially offset by a net change in other operating assets and liabilities of $0.1 million.

      Investing Activities

      The Partnership's cash provided by investing activities of $21.8 million is attributable to the decrease in investment of $16.7 million as a result of repayment of a mortgage loan by a Sponsored REIT and $5.3 million as a result of the redemption of marketable securities plus proceeds of $0.4 million received on the sale of land, offset by the purchase of $0.7 million of property and equipment.

      Financing Activities

      The Partnership's cash used by financing activities of $44.5 million is attributable to repayments of the line of credit of $16.5 million and cash distributions to partners of $27.9 million.

Liquidity and Capital Resources as of December 31, 2000

      Cash and cash equivalents were $13.7 million and $18.5 million at December 31, 2000 and 1999, respectively. This 25.9% decrease of $4.8 million is attributable to $31.1 million used in investing activities partially offset by $14.5 million provided by operating activities and $11.7 million provided by financing activities.

      Investing Activities

      The Partnership's cash used in investing activities of $31.1 million is primarily attributable to:

      o $16.7 million relating to advances to a Sponsored REIT which were subsequently repaid in February 2001;

      o $9.9 million for the purchase of property and equipment, partially offset by proceeds of $0.9 million from the sale of land; and

      o     $5.3 million for the purchase of marketable securities.

      Operating Activities

      The Partnership's cash provided by operating activities of $14.5 million is primarily attributable to $18.5 million from operations, after addback of $9.5 million from non-cash expenses of which $4.6 million relates to depreciation and amortization, $2.3 million relates to equity based compensation, and $2.5 million relates to minority interests.

      The cash provided by operating activities is partially offset by $2.5 million from the decrease in accounts payable and accrued expenses and by $1.5 million from an aggregate net decrease in other operating assets and liabilities.

      Financing Activities

      The Partnership's cash provided by financing activities of $11.7 million is attributable to capital contributions of $39.8 million from the issuance of partnership units in connection with the acquisition by merger of three of the merged entities and borrowings under the line of credit of $16.5 million;

      The cash provided by financing activities is partially offset by repayments of the line of credit of $23.5 million and cash distributions to partners of $21.0 million.

Sources and Uses of Funds

      Our principal demands for liquidity are cash for operations, distributions to equity holders, debt repayments and expense associated with indebtedness. As of December 31, 2001 we had $4.4 million in liabilities. The Company has no permanent, long-term debt. In the near term, liquidity is generated from funds from ongoing real estate operations and fees and commissions received from the sale of shares in new Sponsored REITs.

      The Company maintains an unsecured line of credit through Citizens Bank. The Company has entered into a Master Promissory Note and Loan Agreement which provides for a revolving line of credit of up to $50 million. Borrowings under the loan bear interest at the Company's election of either the bank's base rate or a variable LIBOR rate. We use the unsecured line of credit to provide each newly-formed Sponsored Entity with the funds to purchase its property. The Company lends the purchase price of the property, at an interest rate equivalent to the rate which the Company is paying to the bank, and takes back a mortgage. The Company collects a loan fee from the Sponsored Entity. The loan is paid back in full from the capital contributions of each Sponsored Entity's investors. The Company's loan agreement with the bank includes customary restrictions on property liens and requires compliance with various financial covenants. Financial covenants include maintaining minimum cash balances in operating accounts, tangible net worth of at least $140 million and compliance with other various debt and income ratios. The Partnership was in compliance with all covenants as of December 31, 2001. Borrowings under the loan agreement mature on February 23, 2003.

      The Partnership did not have any borrowings outstanding as of December 31, 2001. However, the Company intends to utilize, and subsequent to December 31, 2001 has utilized, its line of credit for interim financing in connection with the acquisition of real estate by newly-formed Sponsored REITs.

      The Company's real properties generate rental income to cover the ordinary, annual operating expenses of the properties and to fund distributions to equity holders. As of December 31, 2001, the rental income covered the expenses for each of the Company's real properties. In addition to rental income, the Company maintains cash reserves that may be used to fund extraordinary expenses or major capital expenses. The cash reserves were set aside when the Sponsored Partnerships that the Partnership acquired were originally syndicated. The cash reserves as of December 31, 2001 are in excess of the known needs for extraordinary expenses or capital improvements for the real properties within the next few years. There are no external restrictions on these reserves, and they may be used for any Company purpose.

      Although there is no guarantee we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly-formed Sponsored REITs. With adequate reserves in place to cover extraordinary expenses or capital improvements, the Company believes that it has adequate funds for future needs. The Company's ability to maintain or increase its level of distributions to stockholders, however, depends upon the level of interest on the part of investors in purchasing shares of Sponsored REITs and the level of rental income from the Company's real properties. See "Risk Factors" in Item 1A.

Related Party Transactions

      The Partnership typically retains a non-controlling common stock ownership interest in Sponsored REITs that it has organized. These ownership interests have virtually no economic benefit or risk. At December 31, 2001 and 2000, the Partnership had ownership interests in ten and four Sponsored REITs, respectively. During 1999 and 2000, the Company acquired 100% of the non-owned interests of certain Sponsored Partnerships (through a series of mergers) that it had previously organized. Neither the Company nor any other related entity has an obligation to acquire the non-owned interests in any previously syndicated Sponsored REIT.

      At the request of the Company, officers and directors of the Company serve as officers and directors of Sponsored REITs. All of the Company's revenue from investment banking services derives from transactions involving the Sponsored REITs. The terms of the commissions and fees paid by the Sponsored REITs to the Company and the terms of the mortgage loans made by the Company to the Sponsored REITs accordingly were not the product of arms-length negotiations. The Company, however, believes that such terms are no less favorable to the Company than it could have obtained from third parties in arms-length negotiations.

      The Company has an arrangement for Citizens Bank to provide loans to the Company's senior officers for the purpose of paying income taxes on the issuance to them of shares of Common Stock as compensation. Each borrower has secured the loan by pledging shares of the Company's Common Stock having an aggregate fair market value at the time of the loan of no less than twice the principal amount of the loan. The Company has agreed to purchase from Citizens Bank any such loan on which the borrower defaults. Following the purchase of the loan, the Partnership would have the same rights as Citizens Bank, including the right to foreclose on the pledged stock. As of December 31, 2001, aggregate loans to senior officers in the amount of $1,625,000 were outstanding.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      The Partnership was not a party to derivative financial instruments at or during the year ended December 31, 2001.

      The Company borrows from time to time upon its line of credit. These borrowings bear interest at a variable rate. The Company uses the funds it draws on its line of credit only for the purpose of making interim mortgage loans to Sponsored REITs. These mortgage loans bear interest at the same variable rate payable by the Company under its line of credit. Therefore, the Company believes that it has mitigated its interest rate risk with respect to its borrowings.

Item 8. Financial Statements and Supplementary Data.

      The financial statements of the Partnership at December 31, 2001 and December 30, 2000 and for the years ended December 31, 2001, 2000 and 1999, and the reports of PricewaterhouseCoopers LLP and BDO Seidman, LLP thereon, are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements in Item 14 hereof.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      The information required by this item has been previously reported by the Registrant on a Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2001.

PART II

Item 10. Directors and Executive Officers of the Registrant.

      The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K, and in part in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2002 (the "2002 Proxy Statement") in the sections titled "Election of Directors -- Members of the Board of Directors" and "Other Matters -- Section 16(a) Beneficial Ownership Reporting Compliance", which sections are incorporated herein by reference.

Item 11. Executive Compensation.

      The response to this item is contained in the 2002 Proxy Statement in the sections titled "Election of Directors -- Compensation of Directors" and "Executive Compensation", which sections are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners And Management.

      The response to this item is contained in the 2002 Proxy Statement in the section titled "Beneficial Ownership of Voting Stock", which section is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      The response to this item is item is contained in the 2002 Proxy Statement in the section titled "Certain Relationships and Related Transactions," which is incorporated herein by reference.

PART III

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)   The following documents are filed as part of this report:

      1.    Financial Statements:

            The Financial Statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

      2.    Financial Statement Schedules:

            The Financial Statement Schedule listed on the accompanying Index to Financial Statements is filed as part of this Annual Report on Form 10-K.

      3.    Exhibits:

            The Exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

      (b)   Reports on Form 8-K.

            The Company filed a Current Report on Form 8-K on October 17, 2001 to report under Item 4 that it had dismissed its independent certified accountant and retained a new independent certified accountant.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf as of March 28, 2002 by the undersigned, thereunto duly authorized.

                                           FRANKLIN STREET PROPERTIES CORP.

                                           By:  /s/ George J. Carter
                                               -----------------------------
                                               George J. Carter
                                               Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                      Title                             Date
---------                      -----                             ----


/s/ George J. Carter           Chief Executive Officer and
--------------------------     Director (Principal Executive     March  28, 2002
George J. Carter               Officer)

/s/ Lloyd S. Dow               Controller                        March  28, 2002
--------------------------     (Principal Accounting Officer)
Lloyd S. Dow

/s/ Richard R. Norris          Director                          March  28, 2002
--------------------------
Richard R. Norris

/s/ Barbara J. Corinha         Director                          March  28, 2002
--------------------------
Barbara J. Corinha

/s/ William W. Gribbell        Director                          March  29, 2002
--------------------------
William W. Gribbell

/s/ Janet P. Notopoulos        Director                          March  28, 2002
--------------------------
Janet P. Notopoulos

/s/ R. Scott MacPhee           Director                          March  28, 2002
--------------------------
R. Scott MacPhee

                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

  2.1(1) Agreement and Plan of Merger, dated October 10, 2001, by and between Franklin Street Properties Corp. and Franklin Street Partners Limited Partnership.

  3.1(2)        Articles of Organization.

  3.2(3)        By-laws.

  10.1+*        Franklin Street Properties Corp. 2002 Stock Incentive Plan.

  10.2* Loan Agreement dated as of February 23, 1999 by and among Citizens Bank of Massachusetts, the Company and certain affiliates of the Company, as amended.

  21.1(4)       Subsidiaries of the Registrant.

----------
  (1) Incorporated by reference to Appendix A of Franklin Street Partners Limited Partnership's Definitive Proxy Statement on Schedule 14A, filed on December 18, 2001.
  (2) Incorporated by reference to Appendix B of Franklin Street Partners Limited Partnership's Definitive Proxy Statement on Schedule 14A, filed on December 18, 2001.
  (3) Incorporated by reference to Appendix C of Franklin Street Partners Limited Partnership's Definitive Proxy Statement on Schedule 14A, filed on December 18, 2001.
  (4) Incorporated by reference to Franklin Street Partners Limited Partnership's Form 10-12G/A, filed on December 18, 2001.
  (+) Management contract or compensatory plan or arrangement filed as an Exhibit to this Form 10-K pursuant to Items 14(a) and 14(c) of Form 10-K.
  *         Filed herewith

                                                        Franklin Street Partners

                                            Limited Partnership and Subsidiaries

                   Index to Consolidated Financial Statements

Reports of independent certified public accountants                  F-2 - F-9

Consolidated financial statements:

Consolidated Balance sheets as of December 31, 2001 and 2000         F-10 - F-11

Consolidated Statements of income for the years ended                F-12
December 31, 2001, 2000 and 1999

Consolidated Statements of partners' capital for the years           F-13
ended December 31, 2001, 2000 and 1999

Consolidated Statements of cash flows for the years ended            F-14
December 31, 2001, 2000 and 1999

Notes to consolidated financial statements                           F-15 - F-31

Financial Statement Schedule - Schedule III                          F-32 - F-33

All other schedules for which a provision is made in the applicable accounting resolutions of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Franklin Street Partners Limited Partnership:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, partners' capital and cash flows present fairly, in all material respects, the financial position of Franklin Street Partners Limited Partnership and Subsidiaries (the "Partnership") at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                                     PricewaterhouseCoopers LLP

Boston, Massachusetts
March 4, 2002

               Report of Independent Certified Public Accountants

To the Partners of
Franklin Street Partners Limited Partnership
Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheet of Franklin Street Partners Limited Partnership and subsidiaries as of December 31, 2000, and the related consolidated statements of income, partners' capital and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain real estate partnerships, which statements reflect total revenues of $4,794,000 for the year ended December 31, 1999. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such real estate partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors for 1999 provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors for 1999, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Street Partners Limited Partnership and subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

                                        BDO Seidman, LLP

Boston, Massachusetts
February 27, 2001, except Note 4
which is as of December 13, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Partners
FSP Blue Ravine Limited Partnership
(a Massachusetts Limited Partnership)
Wakefield, Massachusetts

      We have audited the accompanying balance sheet of FSP Blue Ravine Limited Partnership (A Massachusetts Limited Partnership), as of December 31, 1999, and the related statements of operations, changes in partners' equity and cash flows for the period August 13, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FSP Blue Ravine Limited Partnership (a Massachusetts Limited Partnership) as of December 31, 1999, and the results of its operations, and its cash flows for the period August 13, 1999 (date of inception) to December 31, 1999, in conformity with generally accepted accounting principles.

Roy & Stevens, P.C.
Boston, Massachusetts
January 28, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Partners
FSP Bollman Place Limited Partnership
(a Massachusetts Limited Partnership)
Wakefield, Massachusetts

      We have audited the accompanying balance sheet of FSP Bollman Place Limited Partnership (A Massachusetts Limited Partnership), as of December 31, 1999, and the related statements of operations, changes in partners' equity and cash flows for the period September 28, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FSP Bollman Place Limited Partnership (a Massachusetts Limited Partnership) as of December 31, 1999, and the results of its operations, and its cash flows for the period September 28, 1999 (date of inception) to December 31, 1999, in conformity with generally accepted accounting principles.

Roy & Stevens, P.C.
Boston, Massachusetts
January 28, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Partners
FSP Hillview Center Limited Partnership
(a Massachusetts Limited Partnership)
Wakefield, Massachusetts

      We have audited the accompanying balance sheet of FSP Hillview Center Limited Partnership (A Massachusetts Limited Partnership), as of December 31, 1999, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FSP Hillview Center Limited Partnership (a Massachusetts Limited Partnership) as of December 31, 1999, and the results of its operations and cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles.

Roy & Stevens, P.C.
Boston, Massachusetts
February 15, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Partners
FSP Telecom Business Center Limited Partnership
(a Massachusetts Limited Partnership)
Wakefield, Massachusetts

      We have audited the accompanying balance sheet of FSP Telecom Business Center Limited Partnership (A Massachusetts Limited Partnership), as of December 31, 1999, and the related statements of operations, changes in partners' equity and cash flow for the period February 1, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FSP Telecom Business Limited Partnership (a Massachusetts Limited Partnership) as of December 31, 1999, and the results of its operations, and its cash flows for the period February 1, 1999 (date of inception) to December 31, 1999, in conformity with generally accepted accounting principles.

Roy & Stevens, P.C.
Boston, Massachusetts
January 28, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Partners
FSP Silverside Plantation Limited Partnership

      We have audited the accompanying balance sheet of FSP SILVERSIDE PLANTATION LIMITED PARTNERSHIP as of December 31, 1999 and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FSP SILVERSIDE PLANTATION LIMITED PARTNERSHIP as of December 31, 1999 and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
January 24, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Partners
FSP Silverside Plantation Limited Partnership

      We have audited the accompanying balance sheet of FSP SILVERSIDE PLANTATION LIMITED PARTNERSHIP as of December 31, 1998 and the related statements of income, changes in partners' equity, and cash flows for the period October 16, 1998 [Date of Inception] to December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FSP SILVERSIDE PLANTATION LIMITED PARTNERSHIP as of December 31, 1998 and the results of its operations, changes in partners' equity, and cash flows for the period October 16, 1998 [Date of Inception] to December 31, 1998 in conformity with generally accepted accounting principles.

Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
January 15, 1999

                                                        Franklin Street Partners
                                            Limited Partnership and Subsidiaries

                                                     Consolidated Balance Sheets

                                                                           December 31,
                                                                   ----------------------------
                                                                       2001            2000
===============================================================================================
                                                                          (in thousands,
                                                                       except unit amounts)
Assets:

Real estate assets:
        Land                                                         $  39,560      $   39,994
        Buildings and improvements                                     153,632         152,999
        Fixtures and equipment                                             920             995
-----------------------------------------------------------------------------------------------

                                                                       194,112         193,988

        Less accumulated depreciation                                   17,419          12,917
-----------------------------------------------------------------------------------------------

Real estate assets, net                                                176,693         181,071

Cash and cash equivalents                                               24,357          13,718
Restricted cash                                                            495             499
Marketable securities                                                       --           5,322
Investment in affiliated Sponsored Entity                                   --          16,734
Tenant rent receivables, less allowance for doubtful accounts
   of $210 and $10, respectively                                         1,434           1,238
Office computers and furniture, net of accumulated
   depreciation of $215 and $142, respectively                             397             303
Prepaid expenses and other assets, net                                     741           1,038
-----------------------------------------------------------------------------------------------

        Total assets                                                 $ 204,117      $  219,923
===============================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                                                        Franklin Street Partners
                                            Limited Partnership and Subsidiaries

                                                     Consolidated Balance Sheets

                                                                           December 31,
                                                                   -----------------------------
                                                                       2001            2000
================================================================================================
                                                                          (in thousands,
                                                                       except unit amounts)
Liabilities and Partners' Capital:

Liabilities:

  Bank note payable                                                 $       --      $    16,500
  Accounts payable and accrued expenses                                  2,112            1,575
  Accrued compensation                                                   1,747              706
  Tenant security deposits                                                 495              499
------------------------------------------------------------------------------------------------

        Total liabilities                                                4,354           19,280
------------------------------------------------------------------------------------------------

Minority interests in consolidated entities                                 --               63
------------------------------------------------------------------------------------------------

Commitments and contingencies

Partners' capital (deficit):
        Limited partners, 23,637,750 and 23,486,096
             units issued and outstanding, respectively                203,348          204,067
        General partner, 948,499 units issued and outstanding           (3,585)          (3,487)
------------------------------------------------------------------------------------------------

        Total partners' capital                                        199,763          200,580
------------------------------------------------------------------------------------------------

        Total liabilities and partners' capital                     $  204,117      $   219,923
================================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                                                        Franklin Street Partners
                                            Limited Partnership and Subsidiaries

                                               Consolidated Statements of Income

                                                                     For the Year Ended
                                                                       December 31,
                                                          ----------------------------------------
                                                             2001          2000         1999
==================================================================================================
                                                           (in thousands, except unit and per
                                                               partnership unit amounts)
Revenue:
    Rental                                                $    26,765   $    25,434    $    16,315
    Syndication fees                                           13,000         4,036            444
    Transaction fees                                           12,701         3,538            345
    Interest and other                                          1,981         1,785            944
---------------------------------------------------------------------------------------------------

        Total revenue                                          54,447        34,793         18,048
---------------------------------------------------------------------------------------------------

Expenses:
    Selling, general and administrative                         5,229         3,073          2,589
    Commissions                                                 6,525         3,422          2,634
    Partnership units issued as compensation                    1,744         2,300             --
    Rental operating expenses                                   7,026         6,489          4,429
    Depreciation and amortization                               4,797         4,613          3,231
    Real estate taxes and insurance                             2,900         2,473          1,448
    Interest                                                      818           860            299
---------------------------------------------------------------------------------------------------

        Total expenses                                         29,039        23,230         14,630
---------------------------------------------------------------------------------------------------

Income before minority interests                               25,408        11,563          3,418

Income applicable to minority interests                            40         2,649          2,279
---------------------------------------------------------------------------------------------------

Net income                                                $    25,368   $     8,914    $     1,139
===================================================================================================

Allocation of net income to:
        Limited Partners                                  $    24,386   $     8,539    $     1,049
        General Partner                                           982           375             90
---------------------------------------------------------------------------------------------------

                                                          $    25,368   $     8,914    $     1,139
===================================================================================================

Weighted average number of units outstanding, basic
and diluted                                                24,511,578    18,973,558     11,999,907
===================================================================================================

Basic and diluted net income per limited and
general partnership unit                                  $      1.03   $       .47    $       .09
===================================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                                                        Franklin Street Partners
                                            Limited Partnership and Subsidiaries

                                    Consolidated Statements of Partners' Capital

                                                                                                      Total Partners
                                                Limited Partners            General Partner               Capital
                                            -----------------------       -------------------     -----------------------
                                                Units      Amount          Units        Amount       Units         Amount
=========================================================================================================================
                                                                  (in thousands, except unit amounts)

Balance, December 31, 1998                     952,301   $    6,425       948,499   $   (1,426)    1,900,800   $    4,999
        Units issued in January 1, 1999
         merger transaction                 10,099,107       88,413            --           --    10,099,107       88,413
        Net income                                  --        1,049            --           90            --        1,139
        Distributions                               --       (9,380)           --       (1,596)           --      (10,976)
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                  11,051,408       86,507       948,499       (2,932)   11,999,907       83,575
        Units issued in January 1, 2000
         merger transaction                  4,999,972       45,269            --           --     4,999,972       45,269
        Units issued in October 1, 2000
         merger transaction                  7,204,716       77,080            --           --     7,204,716       77,080
        Units issued for compensation          230,000        2,300            --           --       230,000        2,300
        Net income                                  --        8,539            --          375            --        8,914
        Distributions                               --      (15,628)           --         (930)           --      (16,558)
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                  23,486,096      204,067       948,499       (3,487)   24,434,595      200,580
        Net income                                  --       24,386            --          982            --       25,368
        Distributions                               --      (26,849)           --       (1,080)           --      (27,929)
        Units issued for compensation          151,654        1,744            --           --       151,654        1,744
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                  23,637,750   $  203,348       948,499   $   (3,585)   24,586,249   $  199,763
=========================================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements

                                                        Franklin Street Partners
                                            Limited Partnership and Subsidiaries

                                           Consolidated Statements of Cash Flows

                                                            For the Year Ended December 31,
                                                           --------------------------------
                                                             2001         2000        1999
===========================================================================================
                                                                    (in thousands)

Cash flows from operating activities:
    Net income                                             $ 25,368    $  8,914    $  1,139
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                      4,797       4,613       3,231
           Partnership units issued for compensation          1,744       2,300          --
           Minority interests                                    40       2,649       2,279
           Changes in operating assets and liabilities:
             Restricted cash                                      4         (10)       (406)
             Tenant rent receivables                           (196)       (665)       (389)
             Prepaid expenses and other assets, net              75        (745)       (260)
             Accounts payable and accrued expenses              537      (2,865)      3,777
             Accrued compensation                             1,041         336        (142)
             Tenant security deposits                            (4)         10         406
-------------------------------------------------------------------------------------------

                 Net cash provided by operating              33,406      14,537       9,635
                    activities
-------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Distributions from (investment in) affiliated            16,734     (16,734)         --
        Sponsored Entity
    Purchase of real estate assets and office computer         (733)     (9,952)    (77,255)
        and furniture
    Proceeds received on sales of land                          442         927          --
    Proceeds from (purchase of) marketable securities         5,322      (5,322)         --
-------------------------------------------------------------------------------------------

                 Net cash provided by (used for)             21,765     (31,081)    (77,255)
                    investing activities
-------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Distributions to partners                               (27,929)    (16,558)    (10,976)
    Distributions to minority interests in consolidated        (103)     (4,506)     (2,375)
        entities
    Borrowings under bank note payable                           --      16,500      23,522
    Repayments of  bank note payable                        (16,500)    (23,522)         --
    Capital contributions from minority interest holders         --      39,829      63,316
-------------------------------------------------------------------------------------------

                 Net cash provided by (used for)            (44,532)     11,743      73,487
                    financing activities
-------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents         10,639      (4,801)      5,867

Cash and cash equivalents, beginning of year                 13,718      18,519      12,652
-------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                     $ 24,357    $ 13,718    $ 18,519
===========================================================================================

Supplemental disclosure of cash flow information:
    Cash paid for:
        Interest                                           $    818    $    860    $    299

Non-cash investing and financing activities:

      In connection with the Conversion transactions described in Note 4, the Partnership issued limited partnership units in exchange for the limited partner minority interests in Sponsored Partnerships resulting in a non-cash fair value step-up in the Partnership's real estate properties totaling approximately $6,581 and $14,390 during the years ended December 31, 2000 and 1999, respectively.

        The accompanying notes are an integral part of these consolidated financial statements.

1. Organization         Franklin Street Partners Limited Partnership (Franklin
                        Street Properties Corp. effective January 1, 2002) (the
                        "Partnership" or the "Company") was formed as a Massachusetts limited partnership on February 4, 1997.
                        Prior to July 1, 2001 the Partnership owned a 99% interest in FSP Investments LLC ("FSP Investments"), a
                        99% interest in FSP Property Management LLC ("FSP
                        Property Management") and 100% of FSP Holdings LLC ("FSP
                        Holdings"). Effective July 1, 2001, FSP Holdings purchased the remaining 1% interest of both entities for approximately $30,000. The Partnership also has a non-controlling common stock interest in ten corporations organized to operate as Real Estate
                        Investment Trusts ("REITs").

                        The Partnership operates in two business segments: rental operations and investment services. FSP Investments provides real estate investment and broker/dealer services. FSP Investments' services include: (i) the organization of REIT entities in 2000 and 2001 (the "Sponsored REITs") and limited partnerships in and prior to 2000 (the "Sponsored Partnerships" and, together with the Sponsored REITs, the "Sponsored Entities"), which are syndicated through private placements; (ii) the acquisition of real estate on behalf of the Sponsored Entities; and (iii) the sale of preferred stock in Sponsored REITs or limited partnership interests in the Sponsored Partnerships. FSP Property Management provides asset management and property management services for the Sponsored Entities.

                        During 1999 and 2000, a total of 17 Sponsored Partnerships were merged into the Partnership. Prior to the merger transactions, FSP Holdings owned a 5% controlling general partner interest in each of the merged Sponsored Partnerships. Following the consummation of the merger transactions, the Partnership held, directly and indirectly, 100% of the partnership interests in each of the 17 Sponsored Partnerships.

                        In December 2001 the limited partners of the Partnership approved the conversion of the Partnership from a partnership into a corporation and the subsequent election to be taxed as a real estate investment trust ("REIT"). As a REIT, the Company is entitled to a tax deduction for dividends paid to its shareholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only, provided it annually distributes at least 90% of its taxable income and meets certain other qualifications. The conversion, which was effective January 1, 2002, was accomplished, as a tax-free reorganization, by merging the Partnership with and into a wholly owned subsidiary, Franklin Street Properties Corp., with the subsidiary as the surviving entity. As part of the conversion into a REIT, FSP Investments will elect to be a taxable REIT subsidiary and will incur income taxes at normal tax rates.

                        The REIT will be taxed under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2002. REITs are subject to a number of organizational and operational requirements including a requirement that 90.0% of the taxable income be distributed to shareholders. Provided that the REIT continues to qualify as a real estate investment trust, it will generally not be subject to federal income tax on taxable income distributed to its shareholders. However, certain of the REIT's subsidiaries may be subject to federal income tax.

                        On December 17, 1999, as part of a larger bill, the President signed into law the REIT Modernization Act ("RMA"). Effective beginning January 1, 2001, the RMA has amended the tax rules relating to the composition of a REIT's assets. Under prior law, a REIT was precluded from owning more than 10.0% of the outstanding voting securities of any one issuer, other than a wholly owned subsidiary or another REIT. Beginning in 2001, a REIT will also be precluded from owning more than 10.0% of the value of all securities of any one issuer.

                        One exception to these restrictions is that a REIT will be allowed to own up to 100% of the securities of a Taxable REIT Subsidiary ("TRS") that can provide certain non-customary services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants. However, no more than 20.0% of the value of a REIT's total assets can be represented by securities of one or more TRS's. The amount of interest and other expenses from a TRS to a REIT will be limited to ensure that a TRS is subject to an appropriate level of corporate tax. The new 10.0% asset test will not apply to certain arrangements (including third party subsidiaries) in place on July 12, 1999, provided that a subsidiary does not engage in a "substantial new line of business" or acquire any "substantial asset", and a REIT does not acquire any new securities in the subsidiary. Under the RMA, a subsidiary will be able to convert tax free into a TRS. The REIT anticipates electing TRS status for certain of its subsidiaries beginning with its taxable year ending December 31, 2002.

2. Significant
   Accounting
   Policies

   Basis of             The accompanying consolidated financial statements
   Presentation         include all of the accounts of the Partnership, 17
                        Sponsored Partnerships and majority-owned subsidiaries.
                        All significant intercompany accounts and transactions have been eliminated in consolidation.

                        Prior to the mergers in 1999 and 2000, FSP Holdings was the general partner and owned a 5% controlling general partner interest in each of the Sponsored Partnerships. FSP Holdings had the exclusive rights and powers to manage and control the business of each Sponsored Partnership without the consent or approval of the limited partners. The limited partners in the Sponsored Partnerships could not elect to replace the general partner, except for cause. Accordingly, the Sponsored Partnerships were accounted for under the principles of accounting applicable to investments in subsidiaries in accordance with SOP 78-9 and consolidated these entities into the Partnership's financial statements.

   Business Segments    The Partnership follows Statement of Financial
                        Accounting Standards ("SFAS") No. 131 "Disclosures about
                        Segments of an Enterprise and Related Information," which established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.

   Minority Interests   Minority interests in consolidated entities ("minority
   in Consolidated      interests") represents the 95% limited partner interests
   Entities             in Sponsored Partnerships prior to the dates of merger
                        and, prior to July 1, 2001, the 1% interest in FSP
                        Investments and FSP Property Management, which was held by an officer and member of the general partner of the Partnership. Minority interests included in the Partnership's consolidated statements of income represents the minority interest holders' share of the income of the consolidated entities. The minority interests in the Partnership's consolidated balance sheets reflects the original investment made by the minority interest holders in the consolidated entities along with their proportional share of the earnings less cash distributions. Cash distributions paid to minority interest holders were approximately $103,000,
                        $4,506,000, and $2,375,000 for the years ended December
                        31, 2001, 2000, and 1999, respectively.

   Estimates and        The Company prepares its financial statements and
   Assumptions          related notes in conformity with accounting principles
                        generally accepted in the United States of America.
                        These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Reclassifications    Certain balances in the 2000 and 1999 financial
                        statements have been reclassified to conform to the 2001 presentation.

   Investments in       Common stock investments in Sponsored REITs are
   REITs                accounted for using the equity method, as the
                        Partnership exercises significant influence, but does not control these entities. Under the equity method of accounting, the Partnership's cost is subsequently adjusted by its share of the Sponsored REITs' earnings, after deducting the Sponsored REITs' preferred stock dividends paid or accrued. Equity in the losses of Sponsored REITs is not recognized to the extent that the investment balance would become negative. Dividends are recognized as income after the investment balance is reduced to zero.

                        There were no dividends received or income recognized, from the Sponsored REITs for the years ended December 31, 2001 or 2000.

   Real Estate and Depreciation Real estate assets are stated at the lower of cost or fair value, as appropriate, less accumulated depreciation.

                        Costs related to property acquisition and improvements are capitalized. Typical capital items include new roofs, site improvements, various exterior building improvements and major interior renovations. Funding for capital improvements typically is provided by cash set aside at the time the property was purchased.

                        Routine replacements and ordinary maintenance and repairs that do not extend the life of the asset are expensed as incurred. Typical expense items include interior painting, landscaping, minor carpet replacements and residential appliances. Funding for repairs and maintenance items typically is provided by cash flows from operating activities. Depreciation is computed using the straight line method over the assets' estimated useful lives as follows:

                                     Category                    Years
                                     --------                    -----
                                     Buildings:
                                       Residential                27
                                       Commercial                 39
                                     Building Improvements       15-39
                                     Furniture and equipment      5-7

                        The Partnership evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying value. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its fair value based on discounting its estimated future cash flows. At December 31, 2001, no such indicators of impairment were identified.

   Cash and Cash        The Partnership considers all highly liquid debt
   Equivalents          instruments purchased with a maturity of three months or
                        less to be cash equivalents.

   Restricted Cash      Restricted cash consists of tenant security deposits.
                        Tenant security deposits are refunded when tenants vacate provided that the tenant has not damaged the property.

   Marketable           The Partnership accounts for investments in debt
   Securities           securities under the provisions of SFAS No. 115,
                        "Accounting for Certain Investments in Debt and Equity
                        Securities". The Partnership classified its debt securities as available-for-sale.

                        There were no investments in marketable securities at December 31, 2001.

                        Investments in marketable securities at December 31, 2000 of $5,322,000 mature within one year. These securities are stated at cost, which approximates fair market value.

   Concentration of     Cash, cash equivalents and short-term investments are
   Credit Risks         financial instruments that potentially subject the
                        Partnership to a concentration of credit risk. The
                        Partnership maintains its cash balances and short term investments principally in one bank which the Partnership believes to be creditworthy. The Partnership periodically assesses the financial condition of the bank and believes that the risk of loss is minimal. Cash balances held with various financial institutions frequently exceed the insurance limit of $100,000 provided by the Federal Deposit Insurance Corporation.

   Financial            Instruments The Partnership estimates that the carrying
                        value of cash and cash equivalents, restricted cash, marketable securities and the bank note payable approximate their fair values based on their short-term maturity and prevailing interest rates.

   Prepaid Expenses     Included in Prepaid expenses and other assets, net at
                        December 31, 2001 and 2000 is $922,000 and $932,000,
                        respectively, which represents external leasing and tenant improvement costs incurred in the leasing of commercial space. These costs are amortized on a straight-line basis over the terms of the related lease agreements. Amortization expense was approximately
                        $222,000, $146,000 and $116,000 for the years ended
                        December 31, 2001, 2000 and 1999, respectively.

   Revenue              Commercial Properties -- The Partnership has retained
   Recognition          substantially all of the risks and benefits of ownership
                        of the Partnership's commercial properties and accounts for its leases as operating leases. Rental income from leases, which include scheduled increases in rental rates during the lease term, is recognized on a straight-line basis. The Partnership does not have any percentage rent arrangements with its commercial property tenants. Reimbursable common area maintenance charges are included in rental income in the period earned.

                        Residential Apartments -- The Partnership's residential property leases are generally for terms of one year or less. Rental income from tenants of residential apartment properties is recognized in the period earned. Rent concessions, including free rent and leasing commissions incurred in connection with residential property, leases are expensed as incurred.

                        Investment Banking Services -- Syndication fees ranging from 6% to 8% of the gross offering proceeds from the sale of securities in Sponsored Entities are generally recognized upon an investor closing; at that time the Partnership has provided all required services, the fee is fixed and collected, and no further contingencies exist. Commission expense ranging from 3% to 4% of the gross offering proceeds is recorded in the period the related syndication fee is earned.

                        Investment Banking Services -- Transaction fees are generally recognized upon the final investor closing of a Sponsored Entity. The final investor closing is the last admittance of investors into a Sponsored Entity; at that time, required funds have been received from the investors, charges relating to the syndication have been paid or accrued, continuing investment and continuing involvement criteria have been met, and legal and economic rights have been transferred. Third party transaction-related costs are deferred and later expensed to match revenue recognition. Internal costs are expensed as incurred.

   Property and Asset   Property and asset management fees, interest income and
   Management Fees      other income are recognized when the related services
                        are performed and the earnings process is complete.

                        The Company follows the requirements for profit recognition as set forth by Statement of Financial Accounting Standards No. 66 "Accounting for Sales of Real Estate" and Statement of Position 92-1 "Accounting for Real Estate Syndication Income".

   Income Taxes No provision has been made for Federal or state income taxes in the consolidated financial statements of the Partnership. Partners are required to report on their individual tax returns their allocable share of income, gains, losses, deductions and credits of the Partnership.

   Net Income Per       The Partnership follows Statement of Financial
   Partnership Unit     Accounting Standards No. 128 "Earnings per Share", which
                        specifies the computation, presentation and disclosure requirements for the Partnership's net income per partnership unit. Basic net income per unit is computed by dividing net income by the weighted average number of partnership units outstanding during period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue units were exercised or converted into units. There were no potential dilutive units outstanding at December 31, 2001, 2000, and 1999. The denominator used for calculating basic and diluted net income per unit is as follows:

                                                     Year Ended December 31,
                                             ----------------------------------
                                                2001        2000        1999
                        =======================================================
                        Weighted average
                        number of units
                        outstanding
                           Limited partners  23,563,079  18,025,059  11,051,408
                           General partner      948,499     948,499     948,499
                        -------------------------------------------------------
                                             24,511,578  18,973,558  11,999,907
                        =======================================================

   Recent Accounting    In June 1998, the Financial Accounting Standards Board
   Standards            ("FASB") issued Statements of Financial Accounting
                        Standards ("SFAS") No. 133, "Accounting for Derivative
                        Instruments and Hedging Activities" as amended by SFAS
                        No. 137 and No. 138. The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The provisions of this statement became effective January 1, 2001. The Partnership has not historically had derivative instruments, and this standard has had no impact on its financial position, results of operations and cash flows.

                        In June 2001, the FASB approved SFAS No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), effective July 1, 2001 and January 1, 2002, respectively, for the Partnership. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Partnership has adopted SFAS 141; however, no combinations by the Partnership occurred after June 30, 2001 to which this would apply. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Partnership has reviewed the provisions of SFAS 142 and believes that the impact of adoption will not be material to its financial position, results of operations and cash flows.

                        In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 will be effective at the beginning of 2003. The Partnership has reviewed the provisions of SFAS 143 and believes that the impact of adoption will not be material to its financial position, results of operations and cash flows.

                        In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 will be effective at the beginning of 2002.

                        With the exception of reclassifiying, the operations of real estate assets considered "held for sale" to "Discontinued operations, net of tax" in the consolidated statement of income, the impact of adoption of SFAS 144 will not have a material impact on the Partnership's financial position and cash flows. The Partnership does not have any real estate assets that it considers "held for sale."

3. Business Segments    The Partnership operates in two business segments:
                        rental operations and investment services (including real estate acquisition, financing and broker/dealer services). The Partnership has identified these segments because this discrete information is the basis upon which management makes decisions regarding resource allocation and performance assessment. The accounting policies of the reportable segments are the same as those described in the "Significant Accounting
                        Policies". The Partnership's segments are located in the United States of America. The Partnership previously evaluated the performance of its reportable segments based on Funds from Operations ("FFO"); however, effective October 1, 2001 management changed its evaluation performance measure to Cash Available for Distribution ("CAD") as management believes that CAD represents a more accurate measure of the reportable segment's activity and is the basis for distributions paid to equity holders. The Partnership defines CAD as:
                        net income as computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"); plus non-cash items included in the computation of net income (depreciation and amortization, non-cash compensation expenses and straight line rent adjustments);plus Investment Services
                        Proceeds received from controlled partnerships; plus the net proceeds from the sale of land; less purchases of property and equipment from operating cash. Purchases of real estate assets from cash reserves established at the acquisition date of the property are not reflected in the computation of CAD. CAD should not be considered an alternative to net income (determined in accordance with GAAP), as an indicator of the Company's financial performance, cash flows from operating activities
                        (determined in accordance with GAAP), nor as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Other real estate companies may define
                        CAD in a different manner.

              CAD by business segment is as follows (in thousands):

                                               Rental    Investment            Intercompany    Total
                                             Operations   Services    Total    Elimination   Consolidated
                                             ============================================================
Year ended December 31, 2001:
  Net Income                                  $ 21,381   $  3,987    $25,368    $    --       $ 25,368
  Depreciation and amortization                  4,900         71      4,971       (174)         4,797
  Non-cash compensation expenses                    --      1,744      1,744         --          1,744
  Straight line rent                              (797)        --       (797)        --           (797)
  Proceeds from sale of surplus land               449         --        449         --            449
  Purchase of fixed assets from operating          (79)      (167)      (246)        --           (246)
  cash
---------------------------------------------------------------------------------------------------------

Cash Available for Distribution               $ 25,854   $  5,635    $31,489    $  (174)      $ 31,315
=========================================================================================================

Year ended December 31, 2000:
  Net Income                                  $ 11,351   $  2,789    $14,140    $(5,226)      $  8,914
  Investment services proceeds received from
    controlled partnerships (1)                     --         --         --      5,226          5,226
  Depreciation and amortization                  4,679         83      4,762       (149)         4,613
  Non cash compensation expenses                    --      2,300      2,300         --          2,300
  Straight line rent                              (185)        --       (185)        --           (185)
  Proceeds from sale of land                     1,068         --      1,068         --          1,068
  Purchase of fixed assets from operating         (512)      (135)      (647)        --           (647)
  cash
---------------------------------------------------------------------------------------------------------

Cash Available for Distribution               $ 16,401   $  5,037    $21,438  $    (149)       $21,289
=========================================================================================================

Year ended December 31, 1999:
  Net Income                                  $  3,665   $  5,089    $ 8,754    $(7,615)      $  1,139
  Investment services proceeds received from
       controlled partnerships                      --         --         --      7,615          7,615
  Depreciation and amortization                  3,272         68      3,340       (109)         3,231
  Straight line rent                              (102)        --       (102)        --           (102)
  Purchase of fixed assets from operating         (187)      (186)      (373)        --           (373)
  cash
---------------------------------------------------------------------------------------------------------

Cash Available for Distribution               $  6,648   $  4,971    $11,619    $  (109)      $ 11,510
=========================================================================================================

(1) The Partnership received various investment services income from the syndication of Sponsored Partnerships. Although this income was eliminated in the calculation of consolidated net income in accordance with GAAP, the cash received from the Sponsored Partnerships was available for distribution to the members of the Partnership.

The Partnership's cash distributions from operations for the years ended December 31, 2001, 2000 and 1999 are summarized as follows:

                                                 Distribution Per   Total Cash
                        Quarter paid             Partnership Unit  Distributions
                        ========================================================
                                                                  (in thousands)
                        Second quarter of 2001           $.28      $  6,842
                        Third quarter of 2001             .29         7,087
                        Fourth quarter of 2001            .30         7,376
                        First quarter of 2002 (A)         .31         7,622
                        --------------------------------------------------------
                                                        $1.18       $28,927
                        ========================================================

                        Second quarter of 2000           $.24      $  4,080
                        Third quarter of 2000             .25         4,308
                        Fourth quarter of 2000            .26         4,480
                        First quarter of 2001             .27         6,597
                        --------------------------------------------------------
                                                        $1.02       $19,465
                        ========================================================

                        Second quarter of 1999           $.20      $  2,400
                        Third quarter of 1999             .21         2,520
                        Fourth quarter of 1999            .22         2,640
                        First quarter of 2000             .23         2,760
                        --------------------------------------------------------
                                                         $.86       $10,320
                        ========================================================
                        (A) Represents dividends declared and paid by the Company in the first quarter of 2002.

                        Cash distributions per partnership unit is based on the total outstanding units at the end of each calendar quarter. Cash available for distribution, as determined at the sole discretion of the general partner, is required to be distributed to unit holders within 90 days following the end of each calendar quarter. The cash distribution of approximately $7,622,000 for the fourth quarter of 2001 was declared and paid in 2002. The cash distribution of approximately $6,597,000 for the fourth quarter of 2000 was declared and paid in the first quarter of 2001. The cash distribution of approximately $2,670,000 for the fourth quarter of 1999 was declared and paid in 2000.

                        The following table is a summary of other financial information by business segment:

                                                  Rental     Investment
                                                 Operations   Services     Total
                        ========================================================
                                                        (in thousands)
                        December 31, 2001:
                            Revenue               $ 26,765   $ 25,701   $ 52,466
                            Interest Income          1,870        111      1,981
                            Interest Expense           818          0        818
                            Capital expenditures       566        167        733
                            Identifiable assets    199,140      4,977    204,117

                        December 31, 2000:
                            Revenue               $ 25,434   $  7,574   $ 33,008
                            Interest Income          1,686         99      1,785
                            Interest Expense           860         --        860
                            Capital expenditures     9,825        127      9,952
                            Identifiable assets    194,328     25,595    219,923

                        December 31, 1999:
                            Revenue               $ 16,315   $    789   $ 17,104
                            Interest Income            915         29        944
                            Interest Expense           299          0        299
                            Capital expenditures    77,060        195     77,255
                            Identifiable assets    159,324     31,162    190,486

4. Merger Transactions  The merger transactions involved the exchange of the
                        Partnership's limited partner units for the minority interest holder's limited partnership units in 17 Sponsored Partnerships. The Partnership has recorded the minority interest acquisitions based on the fair value of assets and liabilities acquired. Additionally, transaction costs incurred in connection with the 2000 and 1999 mergers totaling approximately $453,000 and $736,000, respectively, have been reflected as a cost of the minority interest acquisitions. The fair market value of the merged entities' real estate was determined based on independent appraisals.

                        Effective October 1, 2000, the Partnership and six Sponsored Partnerships consummated a series of mergers pursuant to an Agreement and Plan of Merger (the "October 2000 Merger"). Under the terms of the October 2000 Merger, all limited partnership interests in the six Sponsored Partnerships outstanding on October 1, 2000 were exchanged for 7,204,716 new limited partnership units in the Partnership. The operations of the six merged Sponsored Partnerships consist of six commercial rental properties.

                        Effective January 1, 2000, the Partnership and three Sponsored Partnerships consummated a series of mergers pursuant to an Agreement and Plan of Merger (the "January 2000 Merger"). Under the terms of the January 2000 Merger, all limited partnership interests in the three Sponsored Partnerships outstanding on January 1, 2000 were exchanged for 4,999,972 new limited partnership units in the Partnership. The operations of the three merged Sponsored Partnerships consist of a residential apartment property and two commercial real estate properties.

                        Effective January 1, 1999, the Partnership and eight Sponsored Partnerships consummated a series of mergers pursuant to an Agreement and Plan of Merger (the "1999 Merger"). Under the terms of the 1999 Merger, all limited partnership interests in the eight Sponsored Partnerships outstanding on January 1, 1999 were exchanged for 10,099,107 new limited partnership units in the Partnership. Additionally, the partnership interests held by the Partnership's existing general partner and limited partners were exchanged for 948,499 new general partnership units and 952,301 new limited partnership units, respectively. The operations of the merged Sponsored Partnerships consist of five commercial rental properties and three residential real estate properties.

                        Following the consummation of the mergers described above, the Partnership owned, directly and indirectly, 100% of the interests in each merged Sponsored Partnership. The merger transactions were structured as exchanges of partnership units and no cash was involved. The Partnership's consolidated financial statements include the full results of operations of the merged Sponsored Partnerships from the date of merger.

                        The following pro forma consolidated results of operations are presented as if the merger transactions had occurred at the beginning of the periods presented:

                        Year ended December 31,            2000           1999
                        ========================================================
                        (unaudited)                          (in thousands,
                                                        except per unit amounts)
                        Revenue                          $34,793         $18,048
                        Net income                        10,987           3,121
                        Basic and diluted net income
                        per limited and general
                        partnership unit                 $  0.47         $  0.19

5. Related Party
   Transactions

   Investment in        The Partnership typically retains a non-controlling
   Affiliated           common stock ownership interest in Sponsored REITs that
   Sponsored REITs      it has organized. These ownership interests have
                        virtually no economic benefit or risk. At December 31, 2001 and 2000, the Partnership had ownership interests in ten and four Sponsored REITs, respectively. During
                        1999 and 2000, the Company acquired 100% of the non-owned interests of certain Sponsored Partnerships
                        (through a series of mergers) that it had previously organized. Neither the Company nor any other related entity has an obligation to acquire the non-owned interests in any previously syndicated Sponsored REIT.

                        Summarized financial information for the Sponsored REITs is as follows:

                        (unaudited)

                                                            2001          2000
                                                            ----          ----
                                                              (in thousands)
                        Balance Sheet Data:
                        -------------------
                        Real estate, net                  $222,232      $56,565
                        Other assets                        19,048        5,058
                        Total liabilities                    6,755        1,950
                        Shareholders equity                234,525       59,673

                                                            2001         2000
                                                            ----         ----
                                                              (in thousands)
                        Operating Data:
                        ---------------
                        Rental revenues                    $19,816       $2,778
                        Other revenues                         354          117
                        Operating and maintenance expenses   5,973          948
                        Depreciation and amortization        3,191          574
                        Interest expense                     9,916        2,298
                        Net income (loss)                    1,090         (925)

                        The Partnership's proportionate share of income prior to syndication from these Sponsored REITs was $255,000, $0 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively.

                        In addition to management services, the Partnership is typically entitled to a return on funds advanced to syndicated REITs. The Partnership recognized income of $552,000, $402,000 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively, relating to these investments.

   Sponsored Entity     The Partnership has provided syndication and real estate
   Fees                 acquisition advisory services for the Sponsored REITs in
                        2001 and 2000 and Sponsored Partnerships prior to July
                        2000. Syndication and transaction fees from non-consolidated related entities amounted to approximately $25,701,000, $7,574,000 and $789,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

   Management Fees      Management fees charged to the Sponsored Partnerships
                        prior to the respective mergers have been eliminated in the accompanying consolidated statements of income due to the Partnership's controlling interest in a Sponsored
                        Partnership. Total property management fee income from non-consolidated entities amounted to approximately
                        $412,000, $178,000 and $16,000 for the years ended
                        December 31, 2001, 2000 and 1999, respectively, and is included in "Interest and other income" in the Consolidated Statements of Income. Property management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days' notice.

6. Bank Note Payable    The Partnership has a revolving line of credit agreement
                        (the "Loan Agreement") with a bank providing for borrowings at the Partnership's election up to $50,000,000. Borrowings under the Loan Agreement bear interest at either the bank's base rate or a variable
                        LIBOR rate, as defined. Borrowings outstanding under the Loan Agreement consist of the following:

                        December 31,                             2001      2000
                        ========================================================
                                                                 (in thousands)

                        Note payable, bearing interest at
                             the bank's base rate
                             (9.5% at December 31, 2000).         $--    $16,500

                        The Loan Agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the maintenance of at least $1,500,000 in operating cash accounts, a minimum tangible net worth of $140,000,000 and compliance with various debt and operating income ratios, as defined in the Loan Agreement. The Partnership was in compliance with the Loan Agreement's financial covenants as of December 31, 2001 and 2000. The Loan Agreement matures on February 23, 2003.

                        The Partnership has arranged for Citizens Bank to provide a line of credit for the Partnership's senior officers in the maximum aggregate amount of $3 million. The borrowings under this line of credit are for the purpose of paying income taxes on equity interests in the Company issued to such senior officers as compensation. Loans under this line of credit have a term of one year and bear interest at the bank's prime rate plus 50 basis points. Each borrower has secured the loan by pledging shares of the Company's Common Stock having an aggregate fair market value at the time of the loan of no less than twice the principal amount of the loan. Borrowings of $1,625,000 and $800,000 were outstanding to senior officers of the Partnership at December 31, 2001 and 2000 respectively. The Partnership has agreed to purchase from Citizens Bank any such loan on which the borrower defaults. Following the purchase of the loan, the Partnership would have the same rights as Citizens Bank, including the right to foreclose on the pledged. stock.

7. Partners' Capital

   General The Partnership's general partner has the exclusive right to manage the business of the Partnership and make certain amendments to the Partnership Agreement, without the consent or approval of the limited partners. The Partnership's limited partners do not take part in management and do not have any voting rights regarding the Partnership's operations. A majority in interest of the limited partners, with the consent of the general partner, may amend the Partnership Agreement, subject to certain limitations as defined in the Partnership Agreement. Except as provided for under certain Federal tax provisions described in the Partnership Agreement, net income or net losses from operations are allocated to all partners based on their percentage interest in the Partnership. Net profits or losses arising from a sale or other disposition of all or any portion of the Partnership's property or upon liquidation of the Partnership are allocated as follows:

                        Net Profit -- The Partnership's net profits are allocated first to the extent of any partner's negative capital account balance, and thereafter in proportion with their percentage interest in the Partnership.

                        Net Losses -- First to the extent of any partner's positive capital account balance, and thereafter in proportion with their percentage interest in the Partnership.

                        The Partnership's cash distributions are allocated to the limited partners and the general partner based on each partner's percentage interest in the Partnership.

   Equity-Based         In April 2000, January 2001 and July 2001, the
   Compensation         Partnership issued 230,000 Units, 2,522 Units and
                        149,131 Units, respectively, with a fair value of approximately $2,300,000, $29,000 and $1,715,000, respectively, to certain officers and employees of the Partnership in lieu of cash compensation. These partnership units were fully vested on the date of issuance. Equity-based compensation charges of
                        $1,744,000 and $2,300,000 are reported in the
                        accompanying consolidated statement of income for the year ended December 31, 2001 and 2000, respectively.

   General Partner      On December 30, 1999, FSP General Partner LLC (the
                        "General Partner") was organized solely to hold the Partnership's general partner units, which were previously held by eight individuals. The General
                        Partner's financial activities consist of receiving cash distributions from the Partnership and paying such amounts to its members. The members of the General
                        Partner function as officers and/or directors of the Partnership. The Partnership pays no fees or other compensation to the General Partner. The General Partner has no commitment or intent to furnish direct or indirect financial assistance to the Partnership.

8. Federal Income Tax   The difference between Partners' capital for financial
   Reporting            reporting purposes and for income tax purposes is
                        approximately as follows (in thousands):

                                                               2001      2000
                                                               ----      ----
                        Partnership capital - financial      $199,763  $200,580
                           reporting purposes,
                        Partnership's cumulative tax
                           reporting differences, primarily
                           relating to non-deductible
                           expenses, depreciation and other
                           temporary differences and the
                           effects of mergers                 (17,217)  (19,090)
                        --------------------------------------------------------

                        Partners' capital -- income tax
                           purposes                           $182,546 $181,490
                        ========================================================

                        The merger transactions described in Note 4 were treated as tax-free reorganizations for income tax reporting purposes.

9. Commitments          The Partnership's commercial rental operations include
   Rentals Under        the leasing of office buildings and industrial
   Operating Leases     properties subject to leases with terms greater than one
                        year. The leases thereon expire at various dates through 2012. The following is a schedule of approximate future minimum rental income on non-cancelable operating leases as of December 31, 2001:

                        Year ended December 31,
                        ========================================================
                                                                  (in thousands)
                        2002                                           $15,415
                        2003                                            13,307
                        2004                                             9,957
                        2005                                             5,898
                        2006                                             3,336
                        Thereafter                                      12,207
                        --------------------------------------------------------

                                                                       $60,120
                        ========================================================

                        Certain leases provide for fixed step rent increases. Rental revenue is recognized on the straight-line basis over the related lease term while billings by the Company are based on required minimum rentals in accordance with the lease agreements. Cumulative revenue recognized in excess of amounts billed by the Company is $1,382,000 and $585,000 at December 31, 2001 and 2000,
                        respectively, and is included in tenant rent receivables.

   Office Lease         The Partnership leases its corporate office space under
                        a six-year operating lease that commenced in June 1999.
                        The lease includes a base annual rent and additional rent for the Partnership's share of taxes and operating costs.

                        Future minimum lease payments are approximately as follows (in thousands):

                        Year ended December 31,
                        ========================================================

                        2002                                             $199
                        2003                                              203
                        2004                                              209
                        2005                                               97
                        --------------------------------------------------------

                                                                         $708
                        ========================================================

                        Rent expense was approximately $196,000, $184,000 and $126,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and is included in selling, general and administration expenses in the Consolidated Statement of Income.

   Retirement Plan      During 1999, the Partnership formed a retirement savings
                        plan for eligible employees. Under the plan, the Partnership matches participant contributions up to $6,500 ($6,000 in 2000) annually per participant. The
                        Partnership's total contribution under the plan amounted to approximately $76,000, $53,000 and $13,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

10. Subsequent Events

   Property Purchase    In connection with the purchase of a property by a
                        Sponsored REIT in May 2001, the Partnership obligated itself to purchase an additional parcel of real property within a certain amount of time if the owner offered such property for sale to the Partnership. The Company satisfied this obligation by causing FSP Timberlake East
                        Corp., a newly-organized Sponsored REIT, to purchase this parcel on March 4, 2002.

   Dividends            On February 8, 2002, the Company declared a dividend of
                        $.30 per share of Common Stock payable to stockholders of record as of February 8, 2002. On February 15, 2002, the Company also declared a dividend of $.01 per share of Common Stock payable to stockholders of record as of February 15, 2002.

11. Quarterly Financial Information (unaudited)

                                                                    2000
                                                  -----------------------------------------
                                                    First     Second     Third     Fourth
                                                   Quarter   Quarter    Quarter    Quarter
                                                  ---------  --------  ---------  ---------
                                                    (in thousands, except per unit data)

Revenue                                          $  6,404    $  6,760    $ 10,769   $ 10,860
Income before minority interests                      238         589       5,612      5,124
Income applicable to minority interests               412       1,111       1,107         19
Net income (net loss)                                (174)       (522)      4,505      5,105
Allocation of net income (net loss) to Limited
  Partners                                           (164)       (493)      4,257      4,939
Allocation of net income (net loss) to General
  Partner                                             (10)        (29)        248        166
Basic and diluted net income (net loss) per
  limited and general partnership unit              (0.01)      (0.03)       0.26       0.21
Weighted average number of units outstanding       17,000      17,230      17,230     24,436

                                                                    2001
                                                  -----------------------------------------
                                                    First     Second     Third     Fourth
                                                   Quarter   Quarter    Quarter    Quarter
                                                  ---------  --------  ---------  ---------
                                                    (in thousands, except per unit data)

Revenue                                           $12,787     $13,496     $11,302    $16,862
Income before minority interests                    6,023       5,935       4,083      9,367
Income applicable to minority interests                21          19           0          0
Net income                                          6,002       5,916       4,083      9,367
Allocation of net income to Limited Partners        5,769       5,686       3,925      9,006
Allocation of net income to General Partner           233         230         158        361
Basic and diluted net income per limited and
  general partnership unit                           0.25        0.24        0.17       0.38

Weighted average number of units outstanding       24,436      24,437      24,586     24,586

                                                                    SCHEDULE III

          FRANKLIN STREET PARTNERS LIMITED PARTNERSHIP AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2001

                                                                         Initial Cost
                                                           -----------------------------------
                                                                                     Costs
                                                                                  Capitalized
                                            Encumbrances                          (Disposals)
                                                                    Buildings &  Subsequent to
Description                                     (1)        Land     Improvement   Acquisition
                                            ------------   ----     -----------  -------------

Residential Apartments:
  Essex House, Houston, TX                       --     $  2,920     $  9,367     $    648
  Reata, Houston, TX                             --        3,399        9,657          597
  Weslayan Oaks, Houston, TX                     --        1,658        3,990           71
  Silverside Plantation, Baton Rouge, LA         --        2,000       17,082          119

Commercial Properties:
  North Andover
     Office Park, No. Andover, MA                --        1,311        8,136          902
  Park Seneca, Charlotte, NC                     --        1,915        7,817           26
  Piedmont Center, Greenville, SC                --        1,449        9,839          809
  4995 Patrick Henry, Santa Clara, CA            --        3,274        4,130           58
  One Technology Drive, Peabody, MA              --        1,658       10,246         (450)
  Hillview Center, Milpitas, CA                  --        2,203        2,813            7
  Telecom Business Center, San Diego, CA         --        5,035       11,363           79
  Southfield Centre, Southfield, MI              --        4,344       11,455          143
  Blue Ravine, Folsom, CA                        --          846        5,450           22
  Bollman Place, Savage, MD                      --        1,585        4,121           46
  Austin N.W., Austin, TX                        --          708       10,494          170
  10 Lyberty Way, Westford, MA                   --        1,315        8,862          162
  Gateway Crossing 95, Columbia, MD              --        4,453       15,931         (123)
                                           --------     --------     --------     --------
                                                 --     $ 40,073     $150,753     $  3,286
                                           ========     ========     ========     ========


                                                                   Historical Costs
                                           -------------------------------------------------------------

                                                                                          Total Costs,
                                                                                             Net of       Depreciable   Date of
                                                     Buildings &             Accumulated   Accumulated       Life     Acquisition
Description                                   Land  Improvements   Total(2)  Depreciation  Depreciation     Years        (3)
-----------                                -------- ------------   --------  ------------  ------------   ----------- -----------
                                                (in thousands)
Residential Apartments:
  Essex House, Houston, TX                 $  2,920   $ 10,015     $ 12,935   $  2,887     $ 10,048          5-27       1993
  Reata, Houston, TX                          3,399     10,254       13,653      2,386       11,267          5-27       1994
  Weslayan Oaks, Houston, TX                  1,658      4,061        5,719        717        5,002          5-27       1997
  Silverside Plantation, Baton Rouge, LA      2,021     17,180       19,201      2,010       17,191          5-27       1998

Commercial Properties:
  North Andover
     Office Park, No. Andover, MA             1,311      9,038       10,349      1,766        8,583          5-39       1996
  Park Seneca, Charlotte, NC                  1,815      7,943        9,758        781        8,977          5-39       1997
  Piedmont Center, Greenville, SC             1,449     10,648       12,097      1,126       10,971          5-39       1998
  4995 Patrick Henry, Santa Clara, CA         3,274      4,188        7,462        436        7,026          5-39       1997
  One Technology Drive, Peabody, MA           1,658      9,796       11,454      1,383       10,071          5-39       1995
  Hillview Center, Milpitas, CA               2,203      2,820        5,023        206        4,817          5-39       1999
  Telecom Business Center, San Diego, CA      5,035     11,442       16,477        832       15,645          5-39       1999
  Southfield Centre, Southfield, MI           4,344     11,598       15,942        673       15,269          5-39       1999
  Blue Ravine, Folsom, CA                       846      5,472        6,318        300        6,018          5-39       1999
  Bollman Place, Savage, MD                   1,585      4,167        5,752        224        5,528          5-39       1999
  Austin N.W., Austin, TX                       708     10,664       11,372        511       10,861          5-39       1999
  10 Lyberty Way, Westford, MA                1,315      9,024       10,339        352        9,987          5-39       2000
  Gateway Crossing 95, Columbia, MD           4,019     16,242       20,261        829       19,432          5-39       1999
                                           --------   --------     --------   --------     --------
                                           $ 39,560   $154,552     $194,112   $ 17,419     $176,693
                                           ========   ========     ========   ========     ========

(1)   There are no encumbrances on the above properties.
(2)   The aggregate cost for Federal Income Tax purposes is $181,606.
(3)   Original date of acquisition by Sponsored Partnership.

                        The following table summarizes the changes in the Partnership's real estate investments and accumulated depreciation:

                                                          December 31,
                                                   -----------------------------
                                                   2001       2000      1999
                        ========================================================
                                                         (in thousands)

                        Real estate investments,
                        at cost:
                          Balance, beginning of   $193,988  $178,294  $ 86,835
                          period
                            Acquisitions                --    15,982    91,271
                            Improvements               566       639       188
                            Dispositions              (442)     (927)       --
                        --------------------------------------------------------

                          Balance, end of period  $194,112  $193,988  $178,294
                        ========================================================

                        Accumulated depreciation:
                          Balance, beginning of   $ 12,917  $  8,526  $  5,447
                          period
                            Depreciation             4,502     4,391     3,079
                            Dispositions                --        --        --
                        --------------------------------------------------------

                          Balance, end of period  $ 17,419  $ 12,917  $  8,526
                        ========================================================