Form 10-Q
period 2002-03-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2002-05-15
CIK 1031316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2002

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period _________ to __________.

                         Commission File Number: 0-32615

                        Franklin Street Properties Corp.
        (formerly known as Franklin Street Partners Limited Partnership)
             (Exact name of registrant as specified in its charter)

           Maryland                                      04-2724223
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                         401 Edgewater Place, Suite 200
                            Wakefield, MA 01880-6210
                    (Address of principal executive offices)

                  Registrant's telephone number: (781) 557-1300

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

      YES |X|                                     NO |_|

The number of shares of common stock outstanding as of May 9, 2002 was 24,586,249.

                        Franklin Street Properties Corp.

                                    Form 10-Q

                                Quarterly Report
                                 March 31, 2002

                                Table of Contents

Part I.  Financial Information
                                                                            Page
                                                                            ----
         Item 1. Financial Statements

                 Consolidated Balance Sheets as of March 31, 2002 and
                 December 31, 2001 .......................................     3

                 Consolidated Statements of Income for the three months
                 ended March 31, 2002 and 2001 ...........................     4

                 Consolidated Statements of Cash Flows for the three
                 months ended March 31, 2002 and 2001 ....................     5

                 Notes to the Consolidated Financial Statements ..........  6-10

         Item 2. Management's Discussion and Analysis of Financial
                 Condition
                 and Results of Operations ............................... 11-14

         Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk .............................................    15


Part II. Other Information

         Item 1. Legal Proceedings .......................................    16

         Item 2. Changes in Securities and Use of Proceeds ...............    16

         Item 3. Defaults upon Senior Securities .........................    16

         Item 4. Submission of Matters to a Vote of Security Holders .....    16

         Item 5. Other Information .......................................    16

         Item 6. Exhibits and Reports on Form 8-K ........................    16

Signatures ...............................................................    17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                         March 31,     December 31,
(in thousands, except share, unit and par value amounts)                   2002           2001
=========================================================================================================
                                                                          (REIT)  (Limited Partnership)

Assets:

Real estate investments, at cost:
  Land                                                                  $ 39,560         $ 39,560
  Buildings and improvements                                             154,170          153,632
  Fixtures and equipment                                                     928              920
---------------------------------------------------------------------------------------------------------
                                                                         194,658          194,112

  Less accumulated depreciation                                           18,449           17,419
---------------------------------------------------------------------------------------------------------
    Real estate investments, net                                         176,209          176,693

Cash and cash equivalents                                                 19,769           24,357
Restricted cash                                                              466              495
Tenant rent receivables, net of allowance for doubtful accounts of
  $210 and $210, respectively                                              1,482            1,434
Prepaid expenses and other assets, net                                     1,045              741
Office computers and furniture, net of accumulated
  depreciation of $288 and $215, respectively                                326              397
---------------------------------------------------------------------------------------------------------

    Total assets                                                        $199,297         $204,117
=========================================================================================================

Liabilities and Stockholders' Equity/Partners' Capital:

Liabilities:
  Accounts payable and accrued expenses                                 $  2,143         $  2,112
  Accrued compensation                                                       450            1,747
  Tenant security deposits                                                   466              495
---------------------------------------------------------------------------------------------------------

    Total liabilities                                                      3,059            4,354
---------------------------------------------------------------------------------------------------------

Commitments and Contingencies:

Stockholders' Equity/Partners' Capital:
  Preferred Stock, $.0001 par value, 20,000,000 shares
    authorized, none issued or outstanding                              $     --         $     --
  Common Stock, $.0001 par value, 180,000,000 shares
    authorized, 24,586,249 shares issued and outstanding                       2               --
  Additional paid-in capital                                             192,139               --
  Limited partnership units, 23,637,750 units issued
    and outstanding                                                           --          203,348
  General partnership units, 948,499 units issued and
    outstanding                                                               --           (3,585)
  Retained earnings                                                        4,097               --
---------------------------------------------------------------------------------------------------------

    Total Stockholders' Equity/Partners' Capital                         196,238          199,763
---------------------------------------------------------------------------------------------------------

    Total Liabilities and Stockholders' Equity/Partners' Capital        $199,297         $204,117
=========================================================================================================

          See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                      For the
                                                                    Three Months
                                                                       Ended
                                                                      March 31,
                                                                ---------------------
(in thousands, except per share/unit amounts)                   2002             2001
=================================================================================================
                                                               (REIT)   (Limited Partnership)

Revenues:
  Rental                                                      $ 6,582         $ 6,488
  Syndication fees                                              1,758           2,951
  Transaction fees                                              1,454           2,802
  Interest and other                                              193             546
-------------------------------------------------------------------------------------------------

    Total revenue                                               9,987          12,787
-------------------------------------------------------------------------------------------------

Expenses:
  Selling, general and administrative                           1,525           1,672
  Commissions                                                     846           1,476
  Partnership units issued as compensation                          -              29
  Rental operating expenses                                     1,589           1,411
  Depreciation and amortization                                 1,146           1,273
  Real estate taxes and insurance                                 725             718
  Interest                                                         59             185
-------------------------------------------------------------------------------------------------

    Total expenses                                              5,890           6,764
-------------------------------------------------------------------------------------------------

Income before minority interests                                4,097           6,023

Income applicable to minority interests                            --              21

Net income                                                    $ 4,097         $ 6,002
=================================================================================================

Allocation of net income to:
  Common Shareholders                                         $ 4,097         $    --
  Limited Partners                                                 --           5,769
  General Partner                                                  --             233
-------------------------------------------------------------------------------------------------

                                                              $ 4,097         $ 6,002
=================================================================================================

  Weighted average number of shares/units outstanding,
    basic and diluted, respectively                            24,586          24,436
=================================================================================================

  Net income per share and per limited and general
    partnership unit, respectively, basic and diluted         $   .17         $   .25
=================================================================================================

                    See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  For the
                                                                                Three Months
                                                                                   Ended
                                                                                  March 31,
                                                                         ------------------------
(in thousands)                                                           2002                2001
=========================================================================================================
                                                                        (REIT)      (Limited Partnership)

Cash flows from operating activities:
  Net income                                                           $ 4,097           $  6,002
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                        1,146              1,273
    Partnership units issued as compensation                                --                 29
    Minority interests                                                      --                 21
    Changes in operating assets and liabilities:
      Restricted cash                                                       29                (10)
      Tenant rent receivables                                              (48)               232
      Prepaid expenses and other assets, net                              (347)              (178)
      Accounts payable and accrued expenses                                 31                725
      Accrued compensation                                              (1,297)               517
      Tenant security deposits                                             (29)                10
---------------------------------------------------------------------------------------------------------

        Net cash provided by (used for) operating activities             3,582              8,621
---------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Change in investment in unconsolidated joint ventures                     --             16,500
  Purchase of real estate assets, office computers and furniture          (548)               (76)
  Proceeds from marketable securities                                       --              2,370
---------------------------------------------------------------------------------------------------------

        Net cash provided by (used for) investing activities              (548)            18,794
---------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Distributions to stockholders/partners                                (7,622)            (6,596)
  Distributions to minority interest holders                                --                (18)
  Repayments of bank note payable                                           --            (16,500)
---------------------------------------------------------------------------------------------------------

        Net cash provided by (used for) financing activities            (7,622)           (23,114)
---------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                    (4,588)             4,301

Cash and cash equivalents, beginning of period                          24,357             13,718
---------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                               $19,769           $ 18,019
=========================================================================================================

Supplemental disclosure of cash flow information:

  Cash paid for:
    Interest                                                           $    59           $    185
    Taxes                                                                   --                 --

                    See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Organization, Basis of Presentation, Properties and Recent Accounting Pronouncements

Organization

Franklin Street Properties Corp. (the "Company") was formed as a Massachusetts limited partnership (the "Partnership") on February 4, 1997. Through June 30, 2001 the Partnership owned a 99% interest in FSP Investments LLC ("FSP Investments") and a 99% interest in FSP Property Management LLC ("FSP Property Management"). Effective July 1, 2001, a wholly-owned subsidiary of the Partnership purchased the remaining 1% ownership interest in FSP Investments and 1% ownership interest in FSP Property Management for an aggregate purchase price of approximately $32,000.

In December 2001, the limited partners of the Partnership approved the conversion of the Partnership from a partnership into a corporation. In 2002 the Company elected to be taxed as a real estate investment trust ("REIT"). The conversion was effective January 1, 2002, and was accomplished as a tax-free reorganization by merging the Partnership with and into a wholly owned subsidiary, Franklin Street Properties Corp., with the subsidiary as the surviving entity.

As a part of the conversion, all of the Partnership's outstanding units were converted on a one-for-one basis into 24,586,249 shares of common stock of the Company. The conversion is being accounted for as a reorganization of affiliated entities, with assets and liabilities recorded at their historical costs.

The Company operates in two business segments: rental operations and investment services. FSP Investments provides real estate investment and broker/dealer services. FSP Investments' services include: (i) the organization of REITs (the "Sponsored REITs") which are syndicated through private placements; (ii) the acquisition of real estate on behalf of the Sponsored REITs; and (iii) the sale through best efforts of private placements of preferred stock in Sponsored REITs.

Properties

As of March 31, 2002, December 31, 2001 and March 31, 2001 the Company owned a portfolio of four residential real estate properties (consisting of approximately 642 apartment units) and 13 commercial properties (consisting of approximately 1,433,300 square feet of rentable space).

Basis of Presentation

The consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-K for its fiscal year ended December 31, 2001.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year.

Certain prior-year balances have been reclassified in order to conform to the current-year presentation.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will be effective at the beginning of

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Recent Accounting Pronouncements (continued)

2003. The Company has reviewed the provisions of SFAS 143 and believes that the impact of adoption will not be material to its financial position, results of operations and cash flows.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. This Statement was effective at the beginning of 2002. With the exception of reclassifying the operations of certain real estate assets considered "held for sale" (and for which no significant continuing involvement exists) to "Discontinued operations, net of tax" in the consolidated statement of income, the impact of adoption is not expected to have a material impact on the Company's financial position and cash flows. The Company does not have any real estate assets that it considers "held for sale" at March 31, 2002.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections". This Statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement amends FASB No. 13, "Accounting for Leases". This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. This statement will be effective for the Company's fiscal year ending December 31, 2003. The Company has reviewed the provisions of FASB 145 and believes that the impact of adoption will not be material to its financial position, results of operations and cash flow.

2. Investment Service Activity

During the quarter ended March 31, 2002, a Sponsored REIT acquired an office building in Chesterfield, Missouri. The Company sold on a best efforts basis through a private placement approximately $25 million in preferred stock in the Sponsored REIT. The Company recorded approximately $1,758,000 and $1,454,000 of Syndication fee and Transaction fee revenues, respectively, as a result of this transaction.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3. Related Party Transactions and Investments in Non-consolidated Entities

The Company typically retains a non-controlling common stock ownership interest in Sponsored REITs that it has organized. These ownership interests have virtually no economic benefit or risk. At March 31, 2002, December 31, 2001, and March 31, 2001 the Company had ownership interests in eleven, ten and five Sponsored REITs, respectively. During 1999 and 2000, the Company acquired 100% of the non-owned interests of 17 limited partnerships (through a series of mergers) that it had previously organized. Neither the Company nor any other related entity has an obligation to acquire the non-owned interests in any previously syndicated Sponsored REIT.

Summarized financial information for the Sponsored REITs is as follows:

                                             March 31,          December 31,
(unaudited)                                    2002                 2001
                                           -----------          ------------
                                                     (in thousands)
Balance Sheet Data:
Real estate, net                           $  241,521           $   222,232
Other assets                                   23,040                19,048
Total liabilities                               4,286                 6,755
Shareholders' equity                          260,275               234,525

                                              For the Three Months Ended
                                                       March 31,
                                               2002                 2001
                                           -----------          ------------
                                                     (in thousands)
Operating Data:
Rental revenues                            $    8,677           $     2,429
Other revenues                                    220                    74
Operating and maintenance expenses              4,512                   600
Depreciation and amortization                   1,296                   358
Interest expense                                    5                 1,106
Net income                                      3,084                   439

The Company provided syndication and real estate acquisition advisory services for the Sponsored REITs in 2002 and 2001. Syndication fees were approximately $1,758,000 and $2,951,000, and transaction fees were approximately $1,454,000 and $2,802,000 for the three months ended March 31, 2002, and 2001, respectively.

Management fee income charged to the Sponsored REITs amounted to approximately $59,000 and $29,000 for the three months ended March 31, 2002 and 2001, respectively, and is included in "Interest and other income" in the Consolidated Statements of Income. Management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days' notice.

There were no dividends received or income recognized from the Sponsored REITs for the three months ended March 31, 2002 or 2001.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4. Net Income Per Share/Partnership Unit

The Company follows SFAS No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for the Company's net income per share/ unit. Basic net income per share/unit is computed by dividing net income by the weighted average number of Company shares/units outstanding during the period. Diluted net income per share/unit reflects the potential dilution that could occur if securities or other contracts to issue shares/units were exercised or converted into shares/units. There were no potential dilutive shares/units outstanding at March 31, 2002 and 2001.

The denominator used for calculating basic and diluted net income per share/unit is as follows:

                                                                 For the
                                                              Three Months
                                                                  Ended
                                                                 March 31,
                                                         -----------------------
                                                            2002         2001

Weighted average number of shares/units outstanding:
  Common shares                                          24,586,249           --
  Limited partnership units                                      --   23,487,988
  General partnership units                                      --      948,499
                                                         ----------   ----------

                                                         24,586,249   24,436,487
                                                         ==========   ==========

5. Business Segments

The Company operates in two business segments: rental operations and investment services (including real estate acquisition, financing and broker/dealer services). The Company has identified these segments because this discrete information is the basis upon which management makes decisions regarding resource allocation and performance assessment. The accounting policies of the reportable segments are the same as those described in the "Significant Accounting Policies" set forth in Note 2 to the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company's segments are located in the United States of America.

The Company evaluates the performance of its reportable segments based on Cash Available for Distribution ("CAD") as management believes that CAD represents the most accurate measure of the reportable segment's activity and is the basis for distributions paid to equity holders. The Company defines CAD as: net income as computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"); plus certain non-cash items included in the computation of net income (depreciation and amortization, certain non-cash compensation expenses and straight line rent adjustments); plus Investment services proceeds received from controlled partnerships; plus the net proceeds from the sale of land; less purchases of property and equipment from operating cash. Purchases of real estate assets from cash reserves established at the acquisition date of the property are not reflected in the computation of CAD. CAD should not be considered an alternative to net income (determined in accordance with GAAP), as an indicator of the Company's financial performance, cash flows from operating activities (determined in accordance with GAAP), nor as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Other real estate companies may define CAD in a different manner.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

5. Business Segments (continued)

CAD by business segment is as follows (in thousands):

                                                                                                   Per
                                                                                              Consolidated
                                                 Rental    Investment          Intercompany    Statement of
Three Months Ended March 31, 2002              Operations   Services    Total   Eliminations      Income
                                               ----------   --------    -----   ------------      ------

Net Income                                      $ 4,432     $  (378)   $ 4,054     $    43       $ 4,097
Depreciation and amortization                     1,118          71      1,189         (43)        1,146
Straight line rent                                  (54)         --        (54)         --           (54)
Purchase of fixed assets from operating cash         (9)         (1)       (10)         --           (10)
                                                -------     -------    -------     -------       -------

Cash Available for Distribution                 $ 5,487     $  (308)   $ 5,179     $    --       $ 5,179
                                                =======     =======    =======     =======       =======

                                                                                                   Per
                                                                                              Consolidated
                                                 Rental     Investment          Intercompany   Statement of
Three Months Ended March 31, 2001              Operations    Services   Total   Eliminations     Income
                                               ----------    --------   -----   ------------      ------

Net Income                                      $ 4,059     $ 1,900    $ 5,959     $    43       $ 6,002
Depreciation and amortization                     1,306          10      1,316         (43)        1,273
Non-cash compensation expense                        --          29         29          --            29
Straight line rent                                  (66)         --        (24)         --           (66)
Purchase of fixed assets from operating cash        (21)        (55)       (76)         --           (76)
                                                -------     -------    -------     -------       -------

Cash Available for Distribution                 $ 5,278     $ 1,884    $ 7,162     $    --       $ 7,162
                                                =======     =======    =======     =======       =======

The following table is a summary of other financial information by business segment:

                                                Rental             Investment
                                              Operations            Services                       Total
                                              ----------          ------------                   --------
                                                                 (in thousands)

Three Months Ended March 31, 2002:
 Revenue                                       $  8,127               $1,777                     $  9,904
 Interest Income                                     67                   16                           83
 Interest Expense                                    59                   --                           59
 Capital expenditures                               546                    2                          548
Total  assets at March 31, 2002                 196,365                2,932                      199,297

Three Months Ended March 31, 2001:
 Revenue                                       $  8,132               $4,119                     $ 12,251
 Interest Income                                    502                   34                          536
 Interest Expense                                   185                   --                          185
 Capital expenditures                                21                   55                           76
Total assets at March 31, 2001                  199,358                5,554                      204,914

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

5. Business Segments (continued)

Cash Distributions

The Company declared and paid aggregate dividends of $0.31 per common share (for a total of $7,622,000) during the three months ended March 31, 2002.

6. Income Taxes.

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986 (the "Code"), as amended. As a REIT, the Company generally is entitled to a tax deduction for dividends paid to its shareholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only. The Company must comply with a variety of restrictions to maintain its status as a REIT. These restrictions include the type of income it can earn, the type of assets it can hold, the number of shareholders it can have and the concentration of their ownership, and the amount of the Company's income that must be distributed annually.

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a "taxable REIT subsidiary" ("TRS"). In the case of TRSs, the Company's ownership of securities in all TRSs generally cannot exceed 20% of the value of all of the Company's assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company's assets. Effective January 1, 2001, a subsidiary of the Company has elected to be treated as a TRS. As a result, it will be required to pay taxes on its net income like any other taxable corporation. For the three months ended March 31, 2002 the TRS incurred a loss for both financial statement and income tax purposes and no tax provision or benefit is reflected in the financial statements.

Prior to the REIT conversion on January 1, 2002, no provision or benefit was made for Federal or state income taxes in the consolidated financial statements of the Partnership. Partners were required to report on their individual tax returns their allocable share of income, gains, losses, deductions and credits of the Partnership.

7. Subsequent Event

The Company declared a dividend of $0.31 per share on May 3, 2002 to shareholders of record as of May 3, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Historical results and percentage relationships set forth in the Consolidated Statements of Operations contained in the financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. This discussion may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that the Company's forward-looking statements involve risks and uncertainty, including without limitation, changes in economic conditions in the markets in which the Company owns properties, changes in the demand by investors for investment in Sponsored REITS, the impact of the events of September 11, 2001, risks of a lessening of demand for the types of real estate owned by the Company, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. See "Risk Factors" in
Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date this quarterly report is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities at different times. In 2001 and early 2002, many regions of the United States experienced varying degrees of economic recession; and the tragic events of September 11, 2001 may have accelerated certain trends, such as the cost of obtaining sufficient property and liability insurance coverage and short-term interest rates. The Company believes, however, that these tragic events should not have a material effect on the Company's portfolio or financial performance, given the Company's property types and the geographic regions in which the Company is located. The Company will continue to review its business strategy but does not anticipate any changes in strategy.

The following table summarizes property wholly owned by the Company as of the dates indicated:

                                                     March 31,
                                             -----------------------
                                                2002          2001
                                                ----          ----

Residential:
  Number of properties                               4             4
  Number of apartment units                        642           642

Commercial:
  Number of properties                              13            13
  Square footage                             1,433,300     1,433,300

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following table shows the Company's financial data as a percentage of total revenues for the three months ended March 31, 2002 and 2001 and the variance in dollars between the periods:

                                         Financial Data as a Percentage            Variance in
                                               of Total Revenues               Thousands of Dollars
                                         ------------------------------   -------------------------------
                                                 For the three                    For the three
                                                  months ended                    months ended
                                                   March 31,                        March 31,
                                         ------------------------------   --------------------------

                                              2002          2001                 2002 and 2001
                                              ----          ----                 -------------
Revenue
Rental Revenue
  Rental                                      65.9%         50.7%                   $    94
  Interest and other                           1.7%          4.0%                      (335)
Investment Services Revenue
  Syndication fees                            17.6%         23.1%                    (1,193)
  Transaction fees                            14.6%         21.9%                    (1,348)
  Interest                                     0.2%          0.3%                       (18)
                                             -----         -----                    -------

Total Revenue                                100.0%        100.0%                    (2,800)

Expenses
Rental Expenses
  Selling, general and administrative          2.7%          1.9%                        33
  Rental operating expenses                   15.9%         11.0%                       178
  Depreciation and amortization               10.7%          9.9%                      (188)
  Real estate taxes and insurance              7.3%          5.6%                         7
  Interest                                     0.6%          1.5%                      (126)

Investment Services expenses
  Selling, general and administrative         12.6%         11.2%                      (180)
  Commissions                                  8.5%         11.5%                      (630)
  Partnership units issued as compensation      --            .2%                       (29)
  Depreciation and amortization                0.7%          0.1%                        61
                                             -----         -----                    -------

Total Expenses                                59.0%         52.9%                      (874)
                                             -----         -----                    -------

Minority interests                             0.0%          0.2%                       (21)

Net Income                                    41.0%         46.9%                   $(1,905)
                                             =====         =====                    =======

Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001

Revenue

Total revenues decreased $2.8 million, or 22%, to $10.0 million for the three months ended March 31, 2002, as compared to $12.8 million for the three months ended March 31, 2001.

Syndication fees and Transaction fees for the three months ended March 31, 2002 decreased $1.2 million, or 40%, and $1.3 million, or 47%, respectively, compared to the three months ended March 31, 2001. This decrease is attributable to the syndication of one Sponsored REIT (with aggregate gross proceeds of $25 million) in the first quarter of 2002 compared to the syndication of two Sponsored REITs (with aggregate gross proceeds of $46 million) in the first quarter of 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenue (continued)

The Company's investment services business is made up of two main components:
(1) the acquisition on behalf of Sponsored REITs of real estate investment properties; and (2) the sale on a best efforts basis of preferred stock in Sponsored REITs to accredited investors/institutions. Both sides of this business struggled in the first quarter of 2002. On the acquisition front, many potential sellers of quality properties took advantage of very low interest rate carrying costs, combined with an improving general economy, to hold asking prices very high. On the investment sales front, a volatile stock market, uncertainty over corporate profit recovery, uncertainty over whether accounting presentations are giving a clear picture of corporate value, and April 15 tax bills all combined to slow investment sales. For the quarter, only one investment property was purchased and syndicated. That property was the third and final building in the Timberlake Corporate Center complex located in Chesterfield (metropolitan St. Louis), Missouri. The Company had syndicated preferred stock in the Sponsored REIT that owns the first two office buildings in the complex in 2001.

Interest and other income for the three months ended March 31, 2002 decreased $0.4 million, or 65%, compared to the three months ended March 31, 2001 due to reduced interest earned on lower cash balances in the first quarter of 2002 compared to the first quarter of 2001 and lower average interest rates in the first quarter of 2002 compared to the first quarter of 2001.

Expenses

Total expenses decreased $0.9 million, or 13%, to $5.9 million for the three months ended March 31, 2002, as compared to $6.8 million for the three months ended March 31, 2001.

The decrease in commission expense of $0.6 million, or 43%, compared to the quarter ended March 31, 2001 is attributable to the decrease in syndication proceeds of approximately $21 million in the first quarter of 2002 as described above.

Real estate taxes and insurance expenses for the three months ended March 31, 2002 were consistent with the prior period. However, these expenses are expected to increase starting in the second quarter of 2002 as current insurance policies expire and are renewed at substantially higher rates.

Interest expenses decreased by $0.1 million, or 68%, compared to the quarter ended March 31, 2001, primarily as a result of lower interest rates and the decrease in syndication activity during the first quarter of 2002 as described above.

Liquidity and Capital Resources

Cash and cash equivalents were $19.8 million and $24.4 million at March 31, 2002 and December 31, 2001, respectively. This 19% decrease of $4.6 million is attributable to $3.6 million provided by operating activities, offset by $0.5 million used for investing activities, and $7.6 million used for financing activities.

Operating Activities

The Company's cash provided by operating activities of $3.6 million is primarily attributable to:

o $5.2 million from operations, after addback of $1.1 million from non-cash expenses, consisting primarily of depreciation and amortization;

o     $1.7 million used to pay accrued expenses, and

o $0.1 million provided from the net change in other operating assets and liabilities.

Investing Activities

The Company's cash used for investing activities of $0.5 million is attributable to the purchase of property and equipment.

Financing Activities

The Company's cash used for financing activities of $7.6 million is attributable to $7.6 million of dividends paid to shareholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Sources and uses of funds

Our principal demands for liquidity are cash for operations, distributions to equity holders, debt repayments and expense associated with indebtedness. As of March 31, 2002 we had approximately $3.1 million in liabilities. The Company has no permanent, long-term debt. In the near term, liquidity is generated from funds from ongoing real estate operations and transaction fees and commissions received in connection with the sale of shares by new Sponsored REITs.

The Company maintains an unsecured line of credit through Citizens Bank. The Company has entered into a Master Promissory Note and Loan Agreement which provides for a revolving line of credit of up to $50 million. Borrowings under the loan bear interest at either the bank's base rate or a variable LIBOR rate. The Company typically uses the unsecured line of credit to provide each newly-formed Sponsored REIT with the funds to purchase a property. The Company's loan agreement with the bank includes customary restrictions on property liens and requires compliance with various financial covenants. Financial covenants include maintaining minimum cash balances in operating accounts, tangible net worth of at least $140 million and compliance with other various debt and income ratios. The Company was in compliance with all covenants as of March 31, 2002. The Company had no borrowings under its revolving credit facility as of March 31, 2002.

Contingencies

The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Related Party Transactions

During the first quarter of 2001, the Company organized one Sponsored REIT and retained a non-controlling common stock interest in that Sponsored REIT with virtually no economic benefit. Except for the Sponsored REIT described above and the Merger described in Part II, Item 2 of this quarterly report, the Company did not enter into any transactions with related parties during the quarter ended December 31, 2002. For a discussion of transactions between the Company and related parties during 2001, see "Related Party Transactions" under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Economic Conditions

The Company's real properties generate rental income to cover the ordinary, annual operating expenses of the properties. For the three months ended March 31, 2002, the rental income exceeded the expenses for each of the Company's real properties. In addition to rental income, the Company maintains cash reserves that may be used to fund unusual expenses or major capital improvements. The cash reserves included in cash and cash equivalents, which as of March 31, 2002 were approximately $4.0 million, are in excess of the known needs for extraordinary expenses or capital improvements for the real properties within the next few years. There are no external restrictions on these reserves, and they may be used for any Company purpose.

Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly-formed Sponsored REITs. The Company believes that it has adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. The Company's ability to maintain or increase its level of distributions to stockholders, however, depends upon the level of interest on the part of investors in purchasing shares of Sponsored REITs and the level of rental income from the Company's real properties.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company was not a party to any derivative financial instruments at or during the year ended December 31, 2001 or during the three months ended March 31, 2002.

The Company borrows from time to time upon its line of credit. These borrowings bear interest at a variable rate. The Company uses the funds it draws on its line of credit for the purpose of making interim mortgage loans to Sponsored REITs. These mortgage loans bear interest at the same variable rate payable by the Company under its line of credit. Therefore, the Company believes that it has mitigated its interest rate risk with respect to its borrowings.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:
         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds:

      On January 1, 2002, Franklin Street Partners Limited Partnership (the "Partnership") merged (the "Merger") with and into the Company, which was a wholly-owned subsidiary of the Partnership prior to the Merger, with the Company being the surviving corporation. Pursuant to the Merger, the Partnership ceased to exist, and each unit of both general and limited partnership interest in the Partnership was converted into one share of common stock, $.0001 par value per share (the "Common Stock") of the Company. Accordingly, the pro rata ownership interests in the Company immediately following the Merger were the same as those in the Partnership immediately preceding the Merger. The Merger was approved by at least a majority of the outstanding limited partnership interests pursuant to a consent solicitation.

      On January 7, 2002, the Company filed a Current Report on Form 8-K as a successor issuer as required by paragraph (f) of Rule 12g-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Upon the effective time of the Merger on January 1, 2002, the Common Stock was deemed registered under Section 12(g) of the Exchange Act.

      Prior to the Merger, the constituent instrument defining the rights of the Partnership's limited partners was the Partnership's partnership agreement. As a result of Merger, the constituent instruments defining the rights of the Company's stockholders are the Company's Articles of Organization and By-laws. For a comparison of the rights of limited partners and stockholders, please refer to the section titled "Comparison of Rights of Limited Partners and Stockholders; Certain Provisions of Maryland Law" on pages 38 to 45 of the Company's Definitive Proxy Statement on Schedule 14A, filed on December 18, 2001, which pages are incorporated herein by reference and filed with this report as Exhibit 99.1.

      On January 2, 2002, in connection with the Merger, the Company issued an aggregate of 24,586,249 shares of Common Stock to the general partner and the limited partners of the Partnership in exchange for all outstanding partnership interests of the Partnership. The shares of Common Stock issued in the Merger were issued without registration under the Securities Act of 1933, as amended (the "Securities Act") by reason of the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof and in Rule 506 of Regulation D promulgated thereunder. To qualify for the exemption under Rule 506, the Company issued Common Stock only to limited partners who it reasonably believed were accredited investors, as that term is defined in Rule 501(a) of Regulation D, and to no more than 35 limited partners who were not accredited investors.

Item 3.  Defaults Upon Senior Securities:
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:
         Not applicable.

Item 5.  Other Information:
         Not applicable.

Item 6.  Exhibits and Reports on Form 8 - K:

         (a)   Exhibits:

         99.1  Pages 38 to 45 of the Company's Definitive Proxy Statement on
               Schedule 14A, filed on December 18, 2001.

         (b)   Reports on Form 8 - K:

               On January 7, 2002, the Company filed a current Report on Form 8-K to the report under Item 5 the Merger of the Partnership with and into the Company and the description of the Company's capital stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Franklin Street Properties Corp.

    Date                  Signature                  Title


May 15, 2002    By: /s/ George J. Carter  Chief Executive Officer and
                    -------------------   Director (Principal Executive Officer)
                       George J. Carter


May 15, 2002    By: /s/ Lloyd S. Dow      Controller
                    -------------------   (Principal Accounting Officer)
                        Lloyd S. Dow

                                  Exhibit Index

Exhibit No.:  Name:

99.1          Pages 38 to 45 of the Company's Definitive Proxy Statement on
              Schedule 14A, filed on December 18, 2001.