Form 10-Q
period 2002-06-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2002-08-02
CIK 1031316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)
     |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

                                    OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period  _________ to __________.

                         Commission File Number: 0-32615

                        Franklin Street Properties Corp.
        (formerly known as Franklin Street Partners Limited Partnership)
             (Exact name of registrant as specified in its charter)

           Maryland                                     04-3578653
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

      YES |X|                                 NO |_|

The number of shares of common stock outstanding as of August 1, 2002 was 24,630,247.

                        Franklin Street Properties Corp.

                                    Form 10-Q

                                Quarterly Report
                                  June 30, 2002

                                Table of Contents

Part I. Financial Information
                                                                            Page
                                                                            ----
         Item 1. Financial Statements

                 Consolidated Balance Sheets as of June 30, 2002 and
                 December 31, 2001 .......................................     3

                 Consolidated Statements of Income for the six months
                 ended June 30, 2002 and 2001 ............................     4

                 Consolidated Statements of Cash Flows for the six months
                 ended June 30, 2002 and 2001 ............................     5

                 Notes to the Consolidated Financial Statements ..........  6-14

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ..................... 15-20

         Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk .............................................    21

Part II. Other Information

         Item 1. Legal Proceedings .......................................    22

         Item 2. Changes in Securities and Use of Proceeds ...............    22

         Item 3. Defaults upon Senior Securities .........................    22

         Item 4. Submission of Matters to a Vote of Security Holders .....    22

         Item 5. Other Information .......................................    22

         Item 6. Exhibits and Reports on Form 8-K ........................    22

Signatures       .........................................................    23

Certification    .........................................................    24

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                            June 30,      December 31,
(in thousands, except share, unit and par value amounts)      2002            2001
===========================================================================================
                                                             (REIT)   (Limited Partnership)
Assets:

Real estate investments, at cost:
  Land                                                      $ 39,560       $  39,560
  Buildings and improvements                                 154,358         153,632
  Fixtures and equipment                                         928             920
-------------------------------------------------------------------------------------------
                                                             194,846         194,112

  Less accumulated depreciation                               19,542          17,419
-------------------------------------------------------------------------------------------

    Real estate investments, net                             175,304         176,693

Real estate assets held for syndication                       22,300              --
Cash and cash equivalents                                     20,712          24,357
Restricted cash                                                  498             495
Tenant rent receivables, net of allowance for
  doubtful accounts of $357 and $210, respectively             2,365           1,434
Prepaid expenses and other assets, net                         1,276             741
Office computers and furniture, net of accumulated
  depreciation of $326 and $215, respectively                    296             397
-------------------------------------------------------------------------------------------

    Total assets                                            $222,751       $ 204,117
===========================================================================================

Liabilities and Stockholders' Equity/Partners' Capital:

Liabilities:
  Bank note payable                                         $ 22,300       $      --
  Accounts payable and accrued expenses                        2,967           2,112
  Accrued compensation                                           900           1,747
  Tenant security deposits                                       499             495
-------------------------------------------------------------------------------------------

    Total liabilities                                         26,666           4,354
-------------------------------------------------------------------------------------------

Commitments and Contingencies:

Stockholders' Equity/Partners' Capital:
  Preferred Stock, $.0001 par value, 20,000,000 shares
   authorized, none issued or outstanding                         --              --
  Common Stock, $.0001 par value, 180,000,000 shares
   authorized, 24,586,249 shares issued and outstanding            2              --
  Additional paid-in capital                                 192,139              --
  Limited partnership units, 23,637,750 units issued
   and outstanding                                                --         203,348
  General partnership units, 948,499 units issued and
   outstanding                                                    --          (3,585)
  Retained earnings                                            3,944              --
-------------------------------------------------------------------------------------------

    Total Stockholders' Equity/Partners' Capital             196,085         199,763
-------------------------------------------------------------------------------------------

    Total Liabilities and Stockholders'
      Equity/Partners' Capital                              $222,751       $ 204,117
===========================================================================================

                    See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                     For the                            For the
                                                                  Three Months                        Six Months
                                                                      Ended                              Ended
                                                                    June 30,                           June 30,
                                                          ------------------------------    --------------------------------
(in thousands, except per share/unit amounts)               2002           2001               2002             2001
============================================================================================================================
                                                           (REIT)  (Limited Partnership)     (REIT)    (Limited Partnership)
Revenue:
  Rental                                                  $ 6,777        $ 6,831            $13,359          $13,319
  Syndication fees                                          3,979          3,280              5,737            6,231
  Transaction fees                                          3,884          3,069              5,338            5,871
  Interest and other                                          249            316                442              862
----------------------------------------------------------------------------------------------------------------------------

    Total revenue                                          14,889         13,496             24,876           26,283
----------------------------------------------------------------------------------------------------------------------------

Expenses:
  Selling, general and administrative                       1,379          1,841              2,903            3,513
  Commissions                                               1,989          1,640              2,835            3,116
  Partnership units issued as compensation                     --             --                 --               29
  Rental operating expenses                                 1,607          2,022              3,197            3,433
  Depreciation and amortization                             1,167          1,151              2,313            2,424
  Real estate taxes and insurance                             786            698              1,511            1,416
  Interest                                                    291            209                350              394
----------------------------------------------------------------------------------------------------------------------------

    Total expenses                                          7,219          7,561             13,109           14,325
----------------------------------------------------------------------------------------------------------------------------

Income before minority interests                            7,670          5,935             11,767           11,958

Income applicable to minority interests                        --             19                 --               40

Income before taxes                                         7,670          5,916             11,767           11,918

Taxes on income                                               201             --                201               --

Net income                                                $ 7,469        $ 5,916            $11,566          $11,918
============================================================================================================================

Allocation of net income to:
  Common Shareholders                                     $ 7,469        $    --            $11,566          $    --
  Limited Partners                                             --          5,686                 --           11,455
  General Partner                                              --            230                 --              463
----------------------------------------------------------------------------------------------------------------------------
                                                          $ 7,469        $ 5,916            $11,566          $11,918
============================================================================================================================

  Weighted average number of shares/units outstanding,
    respectively, basic and diluted                        24,586         24,437             24,586           24,437
============================================================================================================================

  Net income per share and per limited and general
    partnership unit, respectively, basic and diluted     $  0.30        $  0.24            $  0.47          $  0.49
============================================================================================================================

                    See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 For the
                                                                               Six months
                                                                                  Ended
                                                                                June 30,
                                                                    --------------------------------
(in thousands)                                                         2002           2001
====================================================================================================
                                                                      (REIT)   (Limited Partnership)

Cash flows from operating activities:
  Net income                                                        $ 11,566       $ 11,918
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                    2,313          2,424
      Partnership units issued as compensation                            --             29
      Gain on sale of land                                                --            (11)
      Minority interests                                                  --             40
  Changes in operating assets and liabilities:
    Increase in restricted cash                                           (3)           (16)
    (Increase) decrease in tenant rent receivables                      (931)           432
    Increase in prepaid expenses and other assets, net                  (614)           (83)
    Increase in accounts payable and accrued expenses                    854          2,516
    (Decrease) increase in accrued compensation                         (847)           202
    Increase in tenant security deposits                                   4             16
----------------------------------------------------------------------------------------------------

       Net cash provided by operating activities                      12,342         17,467
----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of real estate assets, office computers and furniture        (743)          (161)
  Change in real estate assets held for syndication                  (22,300)        16,500
  Proceeds received on sale of land                                       --            449
  Proceeds from marketable securities                                     --          4,321
----------------------------------------------------------------------------------------------------

       Net cash (used for) provided by investing activities          (23,043)        21,109
----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Distributions to stockholders/partners                             (15,244)       (13,440)
  Distributions to minority interest holders                              --            (51)
  Proceeds from bank note payable                                     22,300             --
  Repayments of bank note payable                                         --        (16,500)
----------------------------------------------------------------------------------------------------

       Net cash provided by (used for) financing activities            7,056        (29,991)
----------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                  (3,645)         8,585

Cash and cash equivalents, beginning of period                        24,357         13,718
----------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                            $ 20,712       $ 22,303
====================================================================================================

Supplemental disclosure of cash flow information:

  Cash paid for:
   Interest                                                         $    350       $    394
   Income taxes                                                           --             --

                    See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation, and Recent Accounting Pronouncements

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

In December 2001, the limited partners of the Partnership approved the conversion of the Partnership from a partnership into a corporation. The conversion was effective January 1, 2002, and was accomplished as a tax-free reorganization by merging the Partnership with and into a wholly owned subsidiary, Franklin Street Properties Corp., with the subsidiary as the surviving entity. In 2002, the Company elected to be taxed as a real estate investment trust ("REIT").

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

Properties

As of June 30, 2002, December 31, 2001 and June 30, 2001, excluding assets held for syndication, the Company owned a portfolio of four residential real estate properties (consisting of approximately 642 apartment units) and 13 commercial properties (consisting of approximately 1,433,200 square feet of rentable space).

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

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Recent Accounting Pronouncements (continued)

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. This Statement was effective at the beginning of 2002. With the exception of reclassifying the operations of certain real estate assets considered "held for sale" (and for which no significant continuing involvement exists) to "Discontinued operations, net of tax" in the consolidated statement of income, the impact of adoption is not expected to have a material impact on the Company's financial position and cash flows. The Company has one real estate asset that it considers "held for syndication" at June 30, 2002.

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

2. Investment Services Activity

During the three months ended June 30, 2002, two Sponsored REITs, FSP Merrywood Corp. and FSP Plaza Ridge Corp., acquired one apartment building in Katy, Texas and one office building in Herndon, Virginia, respectively. The Company sold on a best efforts basis, through private placements, approximately $60.6 million in preferred stock in the Sponsored REITs. The Company recorded approximately
$4.0 million and $3.9 million of Syndication fee and Transaction fee revenues, respectively, as a result of these transactions.

3. Real Estate Assets Held For Syndication

Real estate assets held for syndication represents the assets of a Sponsored REIT which was owned 99% by the Company and 1% by an officer of the Company at June 30, 2002. The Company intends to syndicate, on a best efforts basis, through a private placement, approximately $27.5 million in preferred stock in the Sponsored REIT. Following the anticipated syndication of the preferred stock in the third quarter of 2002, the Company will own 100% of the common stock in the sponsored REIT, which represents less than a 1% ownership interest. Additionally, the Company anticipates earning a fee of approximately 1% of gross rental revenue, as defined, for services rendered in connection with the ongoing asset management of the property. Accordingly, as the Company anticipates having significant continuing involvement following the syndication, as defined in FAS 144, revenues and expenses from the syndication will be recorded in continuing operations.

The assets owned by the Sponsored REIT, FSP Park Ten Corp., were purchased June 27, 2002, for a price of $22,300,000, and are located in Houston, Texas and are comprised principally of land and an office building.

The results of operations for the FSP Park Ten Corp. for the three and six months ended June 30, 2002 were not material.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

4. Related Party Transactions and Investments in Non-consolidated Entities

The Company has arranged for Citizens Bank to provide a line of credit for the Company's senior officers in the maximum aggregate amount of $3 million. The borrowings under this line of credit are for the purpose of paying income taxes on equity interests in the Company issued to such senior officers as compensation. Loans under this line of credit have a term of one year and bear interest at the bank's prime rate plus 50 basis points. Each borrower has secured the loan by pledging shares of the Company's Common Stock having an aggregate fair market value at the time of the loan of no less than twice the principal amount of the loan. Borrowings of $1,625,000 were outstanding to senior officers of the Company at June 30, 2002, March 31, 2002 and December 31, 2001. The Company has agreed to purchase from Citizens Bank any such loan on which the borrower defaults. Following the purchase of the loan, the Company would have the same rights as Citizens Bank, including the right to foreclose on the pledged stock or to recover the outstanding amount of the loan from the officer/borrower.

The Company typically retains a non-controlling common stock ownership interest in Sponsored REITs that it has organized. These ownership interests have virtually no economic benefit or risk. At June 30, 2002, December 31, 2001, and June 30, 2001 the Company had ownership interests in fourteen, ten and five Sponsored REITs, respectively. During 1999 and 2000, the Company acquired 100% of the non-owned interests of 17 limited partnerships (through a series of mergers) that it had previously organized. Neither the Company nor any other related entity has an obligation to acquire the non-owned interests in any previously syndicated Sponsored REIT.

Summarized financial information for the Sponsored REITs is as follows:

                                                June 30,      December 31,
(unaudited)                                       2002            2002
                                               ---------      ------------
                                                     (in thousands)

Balance Sheet Data:
Real estate, net                               $ 290,718       $ 222,232
Other assets                                      29,460          19,048
Total liabilities                                  7,541           6,755
Shareholders' equity                           $ 312,637       $ 234,525

                                     For the three months ended     For the six months ended
                                               June 30,                    June 30,
                                          2002        2001             2002        2001
                                        --------     --------        --------    --------
                                                         (in thousands)
Operating Data:
Rental revenues                         $ 10,027     $  4,080        $ 18,704    $  6,509
Other revenues                                (3)          98             217         172
Operating and maintenance expenses         2,274        1,479           6,786       2,079
Depreciation and amortization              1,306          322           2,602         680
Interest expense and commitment fees       4,039          133           4,044       1,239
                                        --------     --------        --------    --------
Net income                              $  2,405     $  2,244        $  5,489    $  2,683
                                        ========     ========        ========    ========

The Company provided syndication and real estate acquisition advisory services for the Sponsored REITs in 2002 and 2001. For the three months ended June 30, 2002 and 2001, respectively, syndication fees were approximately $4.0 million and $3.3 million, and transaction fees were approximately $3.9 million and $3.1 million. For the six months ended June 30, 2002 and 2001, respectively, syndication fees were approximately $5.7 million and $6.2 million, and transaction fees were approximately $5.3 million and $5.9 million.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4. Related Party Transactions and Investments in Non-consolidated Entities (continued)

Asset management fee income charged to the Sponsored REITs amounted to approximately $80,000 and $30,000 for the three months ended June 30, 2002 and 2001, respectively, and $10,000 and $50,000 for six months ended June 30, 2002 and 2001, respectively, and is included in "Interest and other income" in the Consolidated Statements of Income. Management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days' notice.

For the six months ended June 30, 2002, the Company received $15,489 of dividend income from one of the Sponsored REITs. There were no dividends for the corresponding period in 2001.

5. Bank note payable

On June 30, 2002, $22.3 million was outstanding under the Company's $50 million unsecured line of credit (the "Loan Agreement"). Borrowings under the Loan Agreement bear interest at a rate of either the bank's base rate or a variable LIBOR rate, as defined, which was 4.75% per annum at June 30, 2002. There were no borrowings outstanding under the Loan Agreement at March 31, 2002, December 31, 2001 or at June 30, 2001. The Loan Agreement matures on February 23, 2003.

6. Net Income Per Share/Partnership Unit

The Company follows SFAS No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for the Company's net income per share/unit. Basic net income per share/unit is computed by dividing net income by the weighted average number of Company shares/units outstanding during the period. Diluted net income per share/unit reflects the potential dilution that could occur if securities or other contracts to issue shares/units were exercised or converted into shares/units. There were no potential dilutive shares/units outstanding at June 30, 2002 and 2001.

The denominator used for calculating basic and diluted net income per share/unit is as follows:

                                          For the Three Months Ended     For the Six Months Ended
                                                   June 30,                       June 30,
                                           ------------------------      ------------------------
                                              2002          2001            2002          2001
                                           ----------    ----------      ----------    ----------
Weighted average number of shares/units
outstanding:
Common shares                              24,586,249            --      24,586,249            --
Limited partnership units                          --    23,488,618              --    23,488,409
General partnership units                          --       948,499              --       948,499
                                           ----------    ----------      ----------    ----------
                                           24,586,249    24,437,117      24,586,249    24,436,908
                                           ==========    ==========      ==========    ==========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7. Business Segments

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

The Company evaluates the performance of its reportable segments based on Cash Available for Distribution ("CAD") as management believes that CAD represents the most accurate measure of the reportable segment's activity and is the basis for distributions paid to equity holders. The Company defines CAD as: net income as computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"); plus certain non-cash items included in the computation of net income (depreciation and amortization, certain non-cash compensation expenses and straight line rent adjustments); plus Investment services proceeds received from controlled partnerships; plus the net proceeds from the sale of land; less purchases of property and equipment from operating cash. Purchases of real estate, deferred leasing commissions or other items paid from cash reserves at the acquisition date of the property are not reflected in the computation of CAD. CAD should not be considered an alternative to net income (determined in accordance with GAAP), as an indicator of the Company's financial performance, cash flows from operating activities (determined in accordance with GAAP), nor as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Other real estate companies may define CAD in a different manner. It is at the Company's discretion to retain a portion of CAD for operational needs.

Cash Available for Distribution by business segment is as follows (in thousands):

                                                                                                   Per
                                                                                               Consolidated
                                          Rental     Investment               Intercompany     Statement of
                                        Operations    Services     Total      Eliminations        Income
                                        ----------   ----------   -------     ------------     ------------
Three Months Ended March  31, 2001

Net Income                              $ 4,059       $ 1,900     $ 5,959       $    43         $ 6,002
Depreciation and amortization             1,306            10       1,316           (43)          1,273
Non-cash compensation expense                --            29          29            --              29
Straight line rent                          (66)           --         (66)           --             (66)
Purchase of fixed assets                    (21)          (55)        (76)           --             (76)
                                        -------       -------     -------       -------         -------
Cash Available for Distribution         $ 5,278       $ 1,884     $ 7,162       $    --         $ 7,162
                                        =======       =======     =======       =======         =======

Three Months Ended June 30, 2001

Net Income                              $ 3,915       $ 1,958     $ 5,873       $    43         $ 5,916
Depreciation and amortization             1,184            10       1,194           (43)          1,151
Non-cash compensation expense                --            --          --            --              --
Straight line rent                         (161)           --        (161)           --            (161)
Purchase of fixed assets                    (60)          (25)        (85)           --             (85)
                                        -------       -------     -------       -------         -------
Cash Available for Distribution         $ 4,878       $ 1,943     $ 6,821       $    --         $ 6,821
                                        =======       =======     =======       =======         =======

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7.  Business Segments (continued)

Cash Available for Distribution by business segment is as follows (in thousands):

                                                                                                   Per
                                                                                              Consolidated
                                        Rental      Investment                Intercompany    Statement of
                                      Operations     Services       Total     Eliminations       Income
                                      ----------    ----------     -------    ------------    ------------
Six Months Ended June 30, 2001

Net Income                            $  7,974       $  3,858     $ 11,832      $     86        $ 11,918
Depreciation and amortization            2,490             20        2,510           (86)          2,424
Non-cash compensation expense               --             29           29            --              29
Straight line rent                        (227)            --         (227)           --            (227)
Purchase of fixed assets                   (81)           (80)        (161)           --            (161)
                                      --------       --------     --------      --------        --------
Cash Available for Distribution       $ 10,156       $  3,827     $ 13,983      $     --        $ 13,983
                                      ========       ========     ========      ========        ========

Three Months Ended March  31, 2002

Net Income                            $  4,432       $   (378)    $  4,054      $     43        $  4,097
Depreciation and amortization            1,118             71        1,189           (43)          1,146
Straight line rent                         (54)            --          (54)           --             (54)
Purchase of fixed assets                  (547)            (1)        (548)           --            (548)
Proceeds from funded reserves              538             --          538            --             538
                                      --------       --------     --------      --------        --------
Cash Available for Distribution       $  5,487       $   (308)    $  5,179      $     --        $  5,179
                                      ========       ========     ========      ========        ========

Three Months Ended June 30, 2002

Net Income                            $  7,067       $    982     $  8,049      $   (580)       $  7,469
Depreciation and amortization            1,174             37        1,211           (44)          1,167
Straight line rent                        (961)            --         (961)           --            (961)
Purchase of fixed assets                  (186)            (9)        (195)           --            (195)
Increase in leasing commissions           (531)            --         (531)           --            (531)
Proceeds from funded reserves            1,460             --        1,460            --           1,460
                                      --------       --------     --------      --------        --------
Cash Available for Distribution       $  8,023       $  1,010     $  9,033      $   (624)       $  8,409
                                      ========       ========     ========      ========        ========

Six Months Ended June 30, 2002

Net Income                            $ 11,499       $    604     $ 12,103      $   (537)       $ 11,566
Depreciation and amortization            2,292            108        2,400           (87)          2,313
Straight line rent                      (1,015)            --       (1,015)           --          (1,015)
Purchase of fixed assets                  (733)           (10)        (743)           --            (743)
Increase in leasing commissions           (531)            --         (531)           --            (531)
Proceeds from funded reserves            1,998             --        1,998            --           1,998
                                      --------       --------     --------      --------        --------
Cash Available for Distribution       $ 13,510       $    702     $ 14,212      $   (624)       $ 13,588
                                      ========       ========     ========      ========        ========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7. Business Segments (continued)

The following table is a summary of other financial information by business segment (in thousands):

                                               Rental     Investment
                                             Operations    Services       Total
                                             ----------    --------       -----

Three Months Ended June 30, 2002:
  Revenue                                     $ 10,570     $  3,960     $ 14,530
  Interest Income                                  340           19          359
  Interest Expense                                 291           --          291
  Capital expenditures                             187            8          195
Total assets at June 30, 2002                 $218,232     $  4,519     $222,751

Three Months Ended June 30, 2001:
  Revenue                                     $ 11,057     $  3,280     $ 13,180
  Interest Income                                  297           --          316
  Interest Expense                                 209           --          209
  Capital expenditures                              58           27           85
Total assets at June 30, 2001                 $197,920     $  6,733     $204,653

Six Months Ended June 30, 2002:
  Revenue                                     $ 18,697     $  5,737     $ 24,434
  Interest Income                                  407           35          442
  Interest Expense                                 350           --          350
  Capital expenditures                             733           10          743
 Total assets at June 30, 2002                $218,232     $  4,519     $222,751

Six Months Ended June 30, 2001:
  Revenue                                     $ 19,189     $  6,231     $ 25,420
  Interest Income                                  799           62          863
  Interest Expense                                 394           --          394
  Capital expenditures                              79           82          161
Total assets at June 30, 2001                 $197,920     $  6,733     $204,653

8. Cash Dividends

The Company declared and paid dividends as follows (in thousands, except per share amounts):

                                        Dividends Per          Total
           Quarter Paid                     Share            Dividends
       ----------------------           -------------        ---------

       First Quarter of 2002               $  .31            $  7,622
       Second Quarter of 2002              $  .31               7,622
                                                             --------
                                                             $ 15,244
                                                             ========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

9. Income Taxes.

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally is entitled to a tax deduction for dividends paid to its shareholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only. The Company must comply with a variety of restrictions to maintain its status as a REIT. These restrictions include the type of income it can earn, the type of assets it can hold, the number of shareholders it can have and the concentration of their ownership, and the amount of the Company's income that must be distributed annually.

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

Income taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company's assets and liabilities. In estimating future tax consequences, potential future events are considered except for potential changes in income tax law or in rates.

The income tax expense reflected in the consolidated statement of income relates only to the taxable REIT subsidiary. The expense differs from the amounts computed by applying the Federal statutory rate of 35% to income before income taxes as follows:

                                                            For the
                                                          Six Months
                                                            Ended
                                                         June 30, 2002
                                                         -------------
                                                        (in thousands)

       Federal income tax expense at statutory rate        $  282
       Increase (decrease) in taxes resulting from:
         State income taxes, net of federal impact             48
         Other                                               (129)
                                                           ------
                                                           $  201
                                                           ======

Other consists primarily of the tax benefit on cash bonuses accrued in 2001 but paid in 2002. Due to the conversion from a partnership into a corporation the bonus is treated as a permanent tax difference.

No deferred income taxes were provided as there were no temporary differences between the financial reporting basis and the tax basis of the taxable REIT subsidiary.

Prior to the REIT conversion on January 1, 2002, no provision or benefit was made for federal or state income taxes in the consolidated financial statements of the Partnership. Partners were required to report on their individual tax returns their allocable share of income, gains, losses, deductions and credits of the Partnership.

10. Employee Benefit Plan

On May 20, 2002, the stockholders of the Company approved the 2002 Stock Incentive Plan (the "Plan"). The Plan is an equity-based incentive compensation plan, and provides for the grants of up to a maximum of 2,000,000 shares of the Company's common stock ("Awards"). All of the Company's employees, officers, directors, consultants and advisors are eligible to be granted awards. Awards under the Plan are made at the discretion of the Company's Board of Directors, and have no vesting requirements. The Company has not granted any Awards under the Plan as of June 30, 2002. Upon granting an Award, the Company will recognize compensation cost equal to the fair market value of the Company's common stock, as determined by the Company's Board of Directors, on the date of the grant.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

11. Subsequent Events

The Company declared a dividend of $0.31 per share on July 19, 2002 to shareholders of record as of July 19, 2002.

On July 19, 2002, the Company granted 43,999 shares of stock in accordance with the Plan to Mr. R. Scott MacPhee, an officer of the Company. On July 30, 2002, Mr. MacPhee borrowed $453,000 under the line of credit (as described in Note 4) from Citizen's Bank, for payment of income taxes, bringing the total amount outstanding under the line of credit by all officers to $2,078,000.

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

Critical Accounting Policies

      Basis of Presentation

      The consolidated financial statements of the Company include the accounts of the Company, 17 Sponsored REITs and wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior to the mergers, FSP Holdings was the general partner and owned a 5% interest in each of the Sponsored REITs. As the general partner, FSP Holdings had the exclusive rights and powers to manage and control the business of each Sponsored Company without the consent or approval of the limited partners. The limited partners in the Sponsored REITs could not elect to replace the general partner, except for cause. Accordingly, prior to the mergers, the accounts of the Sponsored REITs have been consolidated into the Company's financial statements under the principles of accounting applicable to investments in subsidiaries in accordance with SOP 78-9.

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

      The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying value. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its fair value based on discounting its estimated future cash flows. At June 30, 2002, no such indicators of impairment were identified.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      Revenue Recognition

      Rental income for Commercial Properties -- The Company has retained substantially all of the risks and benefits of ownership of the Company's commercial properties and accounts for its leases as operating leases. Rental income from leases, which include scheduled increases in rental rates during the lease term, is recognized on a straight-line basis. The Company does not have any percentage rent arrangements with its commercial property tenants. Reimbursable common area maintenance charges are included in rental income in the period earned.

      Rental income for Residential Apartments -- The Company's residential property leases are generally for terms of one year or less. Rental income from tenants of residential apartment properties is recognized in the period earned. Rent concessions, including free rent and leasing commissions are charged as a reduction of rental revenue.

      Investment Banking Services -- Syndication fees ranging from 6% to 8% of the gross offering proceeds from the sale of securities in Sponsored Entities are generally recognized upon an investor closing; at that time the Company has provided all required services, the fee is fixed and collected, and no further contingencies exist. Commission expense ranging from 3% to 4% of the gross offering proceeds is recorded in the period the related syndication fee is earned.

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

Trends and Uncertainties

      Rental Operations

      Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities at different times. In 2001 and early 2002, many regions of the United States experienced varying degrees of economic recession; and the tragic events of September 11, 2001 may have accelerated certain trends, such as the cost of obtaining sufficient property and liability insurance coverage.

      The bankruptcies of Enron, WorldCom, and others, the concerns about accounting practices and corporate governance at other major companies, and the decline in the stock market are likely to have a negative impact on vacancy and absorption rates, but the extent of the effect will vary by industry segment and geography. The Company believes that it will be affected by the combination of these events, but that they should not have a material effect on the Company's portfolio or financial performance, given the Company's property types and the geographic regions in which the Company's properties are located.

      As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, a subsidiary of XO Communications, LTD. ("XO") is a tenant at the Company's property in San Diego, CA. During the three months ended June 30, 2002, XO filed for bankruptcy protection under Chapter 11. The Company has not been notified by the bankruptcy court as to whether the lease will be accepted or rejected. However, at the time of the bankruptcy filing and as of June 30, 2002, the tenant was current on its rent.

      Except for the Company's property in Southfield, Michigan, where a lease with the major tenant in the building was renewed early for an additional five years, there were no major lease expirations, terminations, renewals or new leases during the three months ended June 30, 2002. As part of the lease extension at the Company's property in Southfield, Michigan, an allowance of $897,000 was given to the tenant. The allowance was treated as a rent reduction and will be amortized on a straight line basis into earnings over the life of the lease. The allowance was paid out of the funded reserves along with brokerage commissions of $306,000 and tenant improvements of $116,000 for another tenant in the building.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      Investment Services

      Unlike the Company's real estate business, which provides a rental revenue stream which is ongoing and recurring in nature, the Company's investment banking business is transactional in nature.

      During the first half of 2002, the Company's acquisition executives continued to report large spreads between bid and ask prices for properties. Differing views of the strength and timing of a national economic recovery as well as low interest rate carrying costs on debt-financed properties are contributing to this situation. Without the ability to acquire properties at attractive prices on behalf of the Sponsored REITs, the Company's investment banking activities may suffer.

      Further, the Company continues to rely solely on its in-house investment executives to access interested investors who have capital they can afford to place in an illiquid investment in Sponsored REITs for an indefinite period of time. Further setbacks in the stock market or the general economy could have negative effects, and while the tragic events of September 11, 2001 did not disrupt the Company's transactional business unit significantly, further terrorist attacks, if they occur, may have a chilling effect on the willingness of investors to purchase interests in future Sponsored Entities.

The following table summarizes property wholly owned by the Company, excluding real estate assets held for syndication as of the dates indicated:

                                                            June 30,
                                                     ---------------------
                                                        2002        2001
                                                        ----        ----

Residential:
  Number of properties                                       4           4
  Number of apartment units                                642         642

Commercial:
  Number of properties                                      13          13
  Square footage                                     1,433,200   1,433,200

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following table shows variance in dollars for the three and six months ended June 30, 2002 and 2001:

                                                                   Variance in
                                                              Thousands of Dollars
                                                      ------------------------------------

                                                        For the three        For the six
                                                        months ended        months ended
                                                          June 30,            June 30,
                                                      ------------------  ----------------

                                                        2002 and 2001       2002 and 2001
                                                        -------------       -------------
Rental operations
  Rental income                                           $   (54)            $    40
  Transaction income                                        3,485               4,922
  Interest income                                             (56)               (392)
Investment services
  Syndication income                                          699                (494)
  Transaction income                                       (2,670)             (5,455)
  Interest income                                             (11)                (28)
                                                          -------             -------
Total revenue                                               1,393              (1,407)

Rental operations
  Selling, general and administrative                        (998)             (1,364)
  Rental operating expenses                                  (415)               (236)
  Depreciation and amortization                               (10)               (199)
  Real estate taxes and insurance                              88                  95
  Interest Expense                                             82                 (44)
Investment Services Expenses
  Selling, general and administrative                         536                 754
  Commission expense                                          349                (281)
  Partnership units issued as compensation                     --                 (29)
  Depreciation and amortization                                26                  88
                                                          -------             -------
Total Expenses                                               (342)             (1,216)
                                                          -------             -------

Income applicable to minority interest                        (19)                (40)

Taxes on income                                               201                 201
                                                          -------             -------
Net Income                                                $ 1,553             $  (352)
                                                          =======             =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three and six months ended June 30, 2002 to the three and six months ended June 30, 2001

Revenue

Total revenues during the three months ended June 30, 2002 increased by $1.3 million compared to the three months ended June 30, 2001. This is primarily attributable to the syndication of two Sponsored REITs (with aggregate proceeds of $60.6 million) in 2002 as compared to one Sponsored REIT (with aggregate proceeds of $51.5 million) in 2001. Total revenues decreased $1.4 million to $24.8 million for the six months ended June 30, 2002, as compared to $26.2 million for the six months ended June 30, 2001. This is primarily attributable to lower than anticipated investment services revenue.

The $0.4 million decrease in interest and other income is primarily due to lower cash balances and lower interest rates in 2002 compared to 2001.

Expenses

Total expenses decreased $0.3 million and $1.2 million for the three months and six months ended June 30, 2002 respectively, compared to the same periods in 2001.

The decrease for the three months is primarily attributable to the $0.4 million reduction in selling and general & administrative expense, $0.4 million reduction in rental operating expenses offset by $0.3 million increase in commissions expense and $0.08 million increase in depreciation and amortization and $0.08 million increase in real estate taxes and insurance. The decrease for the six months is primarily attributable to the $0.6 million reduction in selling, general and administrative expense and $0.2 million decrease in commissions and rental operating expenses and $0.1 million of depreciation and amortization.

Liquidity and Capital Resources

Cash and cash equivalents were $20.7 million and $24.3 million at June 30, 2002 and December 31, 2001, respectively. This decrease of $3.6 million is attributable to $12.3 million provided by operating activities and $7.0 million provided for financing activities offset by $23.0 million used by investing activities.

Operating Activities

The Company's cash provided by operating activities of $12.3 million is primarily attributable to net income of $11.6 million plus the add back of $2.3 million from non cash activity, offset by $0.9 million from the increase in tenants accounts receivable and a $0.6 million increase in prepaid expenses and other assets.

Investing Activities

The Company's cash used for investing activities of $23.0 million is due to the $22.3 million increase in assets held for syndication and $0.7 million for the purchase of real estate assets, office computers and furniture.

Financing Activities

The Company's cash provided by financing activities of $7.0 million is attributable to $22.3 million of proceeds from a bank note payable offset by $15.2 million of distributions to shareholders and partners.

Sources and uses of funds

Our principal demands for liquidity are cash for operations, dividends to equity holders, debt repayments and expense associated with indebtedness. As of June 30, 2002 we had approximately $27.4 million in liabilities. The Company has no permanent, long-term debt. In the near term, liquidity is generated from funds from ongoing real estate operations and transaction fees and commissions received in connection with the sale of shares in new Sponsored REITs.

The Company maintains an unsecured line of credit through Citizens Bank. The Company has entered into a Master Promissory Note and Loan Agreement which provides for a revolving line of credit of up to $50 million. The loan agreement expires February 23, 2003. The Company intends to renew the loan agreement prior to expiration. Borrowings under the loan bear interest at either the bank's base rate or a variable LIBOR rate. The Company typically uses the unsecured line of credit to provide each newly-formed Sponsored REIT with the funds to purchase a property. The Company's loan agreement with the bank includes customary restrictions on property liens and requires compliance with various financial covenants. Financial covenants include maintaining minimum cash balances in operating accounts, tangible net worth of at least $140 million and compliance with other various debt and income ratios. The Company was in compliance with all covenants as of June 30, 2002. The Company had $22.3 million of borrowings under its revolving credit facility as of June 30, 2002.

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

Related Party Transactions

During the second quarter of 2002, the Company organized two Sponsored REITs and retained a non-controlling common stock interest in those Sponsored REITs with virtually no economic benefit. The Company did not enter into any other significant transactions with related parties during the quarter ended June 30, 2002. For a discussion of transactions between the Company and related parties during 2001, see "Related Party Transactions" under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The Company has arranged for Citizens Bank to provide a line of credit for the Company's senior officers in the maximum aggregate amount of $3 million. The borrowings under this line of credit are for the purpose of paying income taxes on equity interests in the Company issued to such senior officers as compensation. Loans under this line of credit have a term of one year and bear interest at the bank's prime rate plus 50 basis points. Each borrower has secured the loan by pledging shares of the Company's Common Stock having an aggregate fair market value at the time of the loan of no less than twice the principal amount of the loan. Borrowings of $1,625,000 were outstanding to senior officers of the Company at June 30, 2002, March 31, 2002 and December 31, 2001. The Company has agreed to purchase from Citizens Bank any such loan on which the borrower defaults. Following the purchase of the loan, the Company would have the same rights as Citizens Bank, including the right to foreclose on the pledged stock or recover the outstanding amount of the loan from the officer/borrower.

Economic Conditions

The Company generally pays the ordinary annual operating expenses of the properties from the rental revenue generated by the properties. For the six months ended June 30, 2002, with the exception of Southfield, the rental income exceeded the expenses for each of the Company's real properties. The Company expects that Southfield will generate sufficient revenue to generate a profit during the third and fourth quarters of 2002. In addition to rental income, the Company maintains cash reserves that may be used to fund unusual expenses or major capital improvements. The cash reserves included in cash and cash equivalents, which as of June 30, 2002 were approximately $2.9 million, are in excess of the known needs for extraordinary expenses or capital improvements for the real properties within the next few years. There are no external restrictions on these reserves, and they may be used for any Company purpose.

Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly-formed Sponsored REITs. The Company believes that it has adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. The Company's ability to maintain or increase its level of dividends to stockholders, however, depends upon the level of interest on the part of investors in purchasing shares of Sponsored REITs and the level of rental income from the Company's real properties.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company was not a party to any derivative financial instruments at or during the year ended December 31, 2001 or during the six months ended June 30, 2002.

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

Item 4. Submission of Matters to a Vote of Security Holders:

        On May 20, 2002, the Company held its 2002 annual meeting of stockholders. The 2002 annual meeting was called for the following purposes: (1) to elect two Class III directors to serve until the 2005 annual meeting, (2) to approve the Company's 2002 Stock Incentive Plan and (3) to transact such other business as may properly come before the meeting or any adjournment thereof.

        The following table sets forth the names of the directors elected at the 2002 annual meeting for new three-year terms and the number of votes cast for and withheld for each director:

                                                           Withheld
                                                           Authority
                  Director                    For           To Vote
                  --------                    ---           -------

               George J. Carter         19,814,156.41     74,392.75
               Richard R. Norris        19,814,156.41     74,392.75

        The names of each of the other directors whose terms of office continued after the 2002 annual meeting are as follows: Barbara J. Corinha, William W. Gribbell, R. Scott MacPhee and Janet P. Notopolous. Immediatley following the 2002 annual meeting, Messrs. Gribbell and MacPhee resigned as directors, and the Board of Directors elected Dennis J. McGillicuddy as a Class I director and Barry Silverstein as a Class II director.

        The following table sets forth the number of votes cast for, against and abstaining from the approval of the Company's 2002 Stock Incentive Plan:

                     For               Against              Abstain
                     ---               -------              -------

                14,835,983.15        4,622,506.63         430,059.38

Item 5. Other Information:

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

        On May 23, 2003, the Company filed a current report on Form 8-K pursuant to Item 5, Other Events, reporting on the resignation of two directors and the appointment of their replacements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Franklin Street Properties Corp.


    Date                       Signature                       Title


July 31, 2002     By: /s/  George J. Carter     Chief Executive Officer
                      ---------------------     and Director
                           George J. Carter     (Principal Executive Officer)


July 31, 2002     By: /s/  Lloyd S. Dow         Controller
                     ----------------------     (Principal Accounting Officer)
                           Lloyd S. Dow

                                  CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Franklin Street Properties Corp. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Date:  July 31, 2002
                                    /s/ George J. Carter
                                    --------------------
                                    President and Chief Executive Officer


                                    /s/ Barbara J. Corinha
                                    ----------------------
                                    Vice President, Chief Operating
                                    Officer (equivalent of Chief Financial
                                    Officer), Treasurer and Secretary