Form 10-Q
period 2002-09-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2002-12-27
CIK 1031316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002

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

              YES |X|                                     NO |_|

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

              YES |X|                                     NO |_|

The number of shares of common stock outstanding as of December 18, 2002 was 24,630,247.

                        Franklin Street Properties Corp.

                                    Form 10-Q

                                Quarterly Report
                               September 30, 2002

                                Table of Contents

Part I.  Financial Information                                              Page
                                                                            ----
         Item 1. Financial Statements

                 Consolidated Balance Sheets as of September 30, 2002
                 and December 31, 2001....................................     3

                 Consolidated Statements of Income for the nine months
                 ended September 30, 2002 and 2001........................     4

                 Consolidated Statements of Cash Flows for the nine
                 months ended September 30, 2002 and 2001.................     5

                 Notes to the Consolidated Financial Statements...........  6-16

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...................... 17-22

         Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk..............................................    23

         Item 4. Controls and Procedures..................................    23

Part II. Other Information

         Item 1. Legal Proceedings........................................    24

         Item 2. Changes in Securities and Use of Proceeds................    24

         Item 3. Defaults upon Senior Securities..........................    24

         Item 4. Submission of Matters to a Vote of Security Holders......    24

         Item 5. Other Information........................................    24

         Item 6. Exhibits and Reports on Form 8-K.........................    24

Signatures       .........................................................    26

Certifications   ......................................................... 27-30

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                   September 30,      December 31,
(in thousands, except share, unit and par value amounts)               2002               2001
======================================================================================================
                                                                      (REIT)      (Limited Partnership)
Assets:

Real estate investments, at cost:
  Land                                                               $ 39,560           $  39,560
  Buildings and improvements                                          154,689             153,632
  Fixtures and equipment                                                  930                 920
------------------------------------------------------------------------------------------------------
                                                                      195,179             194,112

  Less accumulated depreciation                                        20,648              17,419
------------------------------------------------------------------------------------------------------

    Real estate investments, net                                      174,531             176,693

Real estate assets held for syndication                                51,500                  --
Cash and cash equivalents                                              21,841              24,357
Restricted cash                                                           486                 495
Tenant rent receivables, net of allowance for doubtful accounts of
  $357 and $210, respectively                                           2,416               1,434
Prepaid expenses and other assets, net                                  1,678                 741
Office computers and furniture, net of accumulated
  depreciation of $358 and $215, respectively                             265                 397
------------------------------------------------------------------------------------------------------

    Total Assets                                                     $252,717           $ 204,117
======================================================================================================

Liabilities and Stockholders' Equity/Partners' Capital:

Liabilities:
  Bank note payable                                                  $ 50,000            $     --
  Accounts payable and accrued expenses                                 4,618               2,112
  Accrued compensation                                                  1,432               1,747
  Tenant security deposits                                                486                 495
------------------------------------------------------------------------------------------------------

    Total Liabilities                                                  56,536               4,354
------------------------------------------------------------------------------------------------------

Commitments and Contingencies:

Stockholders' Equity/Partners' Capital:
  Preferred Stock, $.0001 par value, 20,000,000 shares
    authorized, none issued or outstanding                           $     --            $     --
  Common Stock, $.0001 par value, 180,000,000 shares
    authorized, 24,630,247 shares issued and outstanding                    2                  --
  Additional paid-in capital                                          192,743                  --
  Limited partnership units, 23,637,750 units issued
    and outstanding                                                        --             203,348
  General partnership units, 948,499 units issued and
    outstanding                                                            --              (3,585)
  Retained earnings                                                     3,436                  --
------------------------------------------------------------------------------------------------------

    Total Stockholders' Equity/Partners' Capital                      196,181             199,763
------------------------------------------------------------------------------------------------------

    Total Liabilities and Stockholders' Equity/Partners' Capital     $252,717           $ 204,117
======================================================================================================

                    See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                               For the                        For the
                                                             Three Months                   Nine Months
                                                                Ended                          Ended
                                                            September 30,                   September 30,
                                                       -----------------------         -----------------------
(in thousands, except per share/unit amounts)            2002            2001            2002            2001
====================================================================================================================
                                                        (REIT)  (Limited Partnership)   (REIT)  (Limited Partnership)
Revenue:
  Rental                                               $ 6,676         $ 6,915         $20,035         $20,234
  Syndication fees                                       4,153           2,765           9,890           8,996
  Transaction fees                                       3,865           1,305           9,203           7,176
  Interest and other                                       473             317             915           1,179
--------------------------------------------------------------------------------------------------------------------

    Total revenue                                       15,167          11,302          40,043          37,585
--------------------------------------------------------------------------------------------------------------------

Expenses:
  Selling, general and administrative                    1,190           1,396           4,093           3,380
  Commissions                                            2,075           1,382           4,910           4,498
  Stock/units issued as compensation                       604             186             604           1,744
  Rental operating expenses                              1,660           1,941           4,857           5,374
  Depreciation and amortization                          1,202           1,148           3,515           3,572
  Real estate taxes and insurance                          796             919           2,307           2,335
  Interest                                                 297             247             647             641

    Total expenses                                       7,824           7,219          20,933          21,544
--------------------------------------------------------------------------------------------------------------------

Income before minority interests                         7,343           4,083          19,110          16,041

Income applicable to minority interests                     --              --              --              40

Income before taxes                                      7,343           4,083          19,110          16,001

Taxes on income                                            216              --             417              --
--------------------------------------------------------------------------------------------------------------------

Net income                                             $ 7,127         $ 4,083         $18,693         $16,001
====================================================================================================================

Allocation of net income to:
  Common Shareholders                                  $ 7,127         $    --         $18,693         $    --
  Limited Partners                                          --           3,925              --          15,380
  General Partner                                           --             158              --             621
--------------------------------------------------------------------------------------------------------------------
                                                       $ 7,127         $ 4,083         $18,693         $16,001
====================================================================================================================

Weighted average number of shares/units outstanding,
  respectively, basic and diluted                       24,623          24,586          24,598          24,487
====================================================================================================================

Net income per share and per limited and general
  partnership unit, respectively, basic and diluted    $  0.29         $  0.17         $  0.76         $  0.65
====================================================================================================================

                    See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   For the
                                                                                  Nine months
                                                                                    Ended
                                                                                 September 30,
                                                                           -----------------------
(in thousands)                                                                2002           2001
===========================================================================================================
                                                                             (REIT)    (Limited Partnership)
Cash flows from operating activities:
  Net income                                                               $ 18,693       $ 16,001
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                             3,515          3,572
    Stock/units issued as compensation                                          604          1,744
    Gain on sale of land                                                         --            (11)
    Minority interests                                                           --             40
  Changes in operating assets and liabilities:
      Decrease (increase) in restricted cash                                      9             (8)
      (Increase) decrease in tenant rent receivables                           (982)           300
      Increase in prepaid expenses and other assets, net                     (1,080)          (204)
      Increase in accounts payable and accrued expenses                         962          2,083
      (Decrease) increase in accrued compensation                              (315)           626
      (Decrease) increase in tenant security deposits                            (9)             8
-----------------------------------------------------------------------------------------------------------

        Net cash provided by operating activities                            21,397         24,151
-----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of real estate assets, office computers and furniture             (1,078)          (257)
  Change in real estate assets held for syndication                         (49,956)           935
  Proceeds received on sale of land                                              --            449
  Proceeds from marketable securities                                            --          4,227
-----------------------------------------------------------------------------------------------------------

        Net cash (used for) provided by investing activities                (51,034)         5,354
-----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Distributions to stockholders/partners                                    (22,879)       (20,527)
Distributions to minority interest holders                                       --           (103)
  Proceeds from bank note payable                                            50,000         15,682
  Repayments of bank note payable                                                --        (16,500)
-----------------------------------------------------------------------------------------------------------

        Net cash provided by (used for) financing activities                 27,121        (21,448)
-----------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                         (2,516)         8,057

Cash and cash equivalents, beginning of period                               24,357         13,718
-----------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                   $ 21,841       $ 21,775
===========================================================================================================

Supplemental disclosure of non-cash investing activity:
  Capital expenditures included in accounts payable and accrued expenses   $  1,544       $     --

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                                               $    647       $    641
    Income taxes                                                           $    390       $     --


                    See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements

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

Properties

As of September 30, 2002, December 31, 2001 and September 30, 2001, excluding assets held for syndication, the Company owned a portfolio of four residential real estate properties (consisting of approximately 642 apartment units) and 13 commercial properties (consisting of approximately 1,433,300 square feet of rentable space).

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

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements (continued)

Recent Accounting Pronouncements (continued)

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. This Statement was effective at the beginning of 2002. With the exception of reclassifying the operations of certain real estate assets considered "held for syndication" (and for which no significant continuing involvement exists) to "Discontinued operations, net of tax" in the consolidated statement of income, the impact of adoption is not expected to have a material impact on the Company's financial position, results of operations and cash flows. The Company has one real estate asset that it considers "held for syndication" at September 30, 2002.

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

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This statement will be effective January 1, 2003. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not anticipate that the adoption of this statement will have a material effect on the Company's financial statements.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45") "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34". FIN 45 clarifies the requirements of SFAS No. 5 "Accounting for Contingencies", relating to a guarantors accounting for, and disclosure of, the issuance of certain types of guarantees. The Company does not anticipate that the adoption of this statement will have a material effect on the Company's financial statement.

2. Investment Services Activity

During the three months ended September 30, 2002, two Sponsored REITs, FSP Park Ten Corp. and FSP Montague Business Center Corp., acquired office buildings in Houston, Texas and San Jose, California, respectively. The Company sold on a best efforts basis, through private placements, approximately $60.9 million in preferred stock in these Sponsored REITs. The Company recorded approximately $4.2 million and $3.9 million of syndication fee and transaction fee revenues, respectively, as a result of these transactions.

The Company has in the past acquired by merger entities similar to the Sponsored REITs. The Company's business model for growth includes the potential acquisition by merger in the future of Sponsored REITs. However, the Company has no obligation to acquire or to offer to acquire any Sponsored REIT. In addition, any offer (and the related terms and conditions) that might be made in the future to acquire any Sponsored REIT would require: the approval of the boards of directors of the Company and the Sponsored REIT; and the approval of the shareholders of the Sponsored REIT; and likely would require the approval of the shareholders of the Company.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3. Real Estate Assets Held For Syndication

Real estate assets held for syndication represents the assets of a Sponsored REIT which was owned 99% by the Company and 1% by an officer of the Company at September 30, 2002. The Company intends to syndicate, on a best efforts basis, through a private placement approximately $63.6 million in preferred stock in the Sponsored REIT.

Following the anticipated syndication of the preferred stock in the fourth quarter of 2002, the Company will own 99% of the common stock in the sponsored REIT, which represents less than a 1% ownership interest in the Sponsored REIT. Additionally, the Company anticipates earning a fee of approximately 1% of gross rental revenue, as defined, for services rendered in connection with the ongoing asset management of the property. Accordingly, as the Company anticipates having significant continuing involvement following the syndication, as defined in FAS 144, syndication and transaction fees and related expenses from the syndication will be recorded in continuing operations.

The assets owned by the Sponsored REIT, FSP Addison Circle Corp., were purchased on September 30, 2002, are located in Addison, Texas and are comprised principally of land and an office building totaling $51,500,000. The purchase was primarily funded by a bank note payable of $50 million.

The results of operations for FSP Addison Circle Corp. for the three months ended September 30, 2002 were not material.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4. Related Party Transactions and Investments in Non-consolidated Entities

The Company has arranged for Citizens Bank to provide a line of credit for the Company's senior officers in the maximum aggregate amount of $3 million. The borrowings under this line of credit are for the purpose of paying income taxes on equity interests in the Company issued to such senior officers as compensation. Loans under this line of credit have a term of one year and bear interest at the bank's prime rate plus 50 basis points. Each borrower has secured the loan by pledging shares of the Company's Common Stock having an aggregate fair market value at the time of the loan of no less than twice the principal amount of the loan. In the three months ended September 30, 2002 a senior officer of the Company repaid $275,000 of outstanding borrowings. Borrowings of $1,803,000, which are not reflected in the consolidated balance sheets, were outstanding to senior officers of the Company at September 30, 2002 and $1,625,000 at December 31, 2001. The Company has agreed to purchase from Citizens Bank any such loan on which the borrower defaults. Following the purchase of the loan, the Company would have the same rights as Citizens Bank, including the right to foreclose on the pledged stock or to recover the outstanding amount of the loan from the officer/borrower. In order to comply with the Sarbanes-Oxley Act of 2002, the Company has informed Citizens Bank and its senior officers that it will no longer agree to guarantee any such loans made in the future. The existing repurchase agreements will terminate on February 23, 2003.

The Company typically retains a non-controlling common stock ownership interest in Sponsored REITs that it has organized. These ownership interests have virtually no economic benefit or risk. At September 30, 2002, December 31, 2001, and September 30, 2001 the Company had ownership interests in sixteen, ten and five Sponsored REITs, respectively. During 1999 and 2000, the Company acquired 100% of the non-owned interests of 17 limited partnerships (through a series of mergers) that it had previously organized.

Summarized financial information for the Sponsored REITs is as follows (unaudited):

                                                  September 30,     December 31,
                                                      2002              2001
                                                  -------------     ------------
                                                          (in thousands)
Balance Sheet Data:
Real estate, net                                     $337,439         $222,232
Other assets                                           35,270           19,048
Total liabilities                                       6,514            6,755
Shareholders' equity                                  366,195          234,525

                                     For the three months ended    For the nine months ended
                                            September 30,                September 30,
                                          2002         2001            2002         2001
                                        -------      -------         -------      -------
                                                         (in thousands)
Operating Data:
Rental revenue                          $12,838      $ 5,204         $31,542      $11,713
Other revenue                               334           78             551          250
Operating and maintenance expenses        2,540        1,498           9,326        3,577
Depreciation and amortization             2,200        1,378           4,802        2,058
Interest expense and commitment fees      4,893        3,240           8,937        4,479
                                        -------      -------         -------      -------
Net income (loss)                       $ 3,539      $  (834)        $ 9,028      $ 1,849
                                        =======      =======         =======      =======

The Company provided syndication and real estate acquisition advisory services for the Sponsored REITs in 2002 and 2001. For the three months ended September 30, 2002 and 2001, respectively, syndication fees were approximately $4.2 million and $2.8 million, and transaction fees were approximately $3.9 million and $1.3 million. For the nine months ended September 30, 2002 and 2001, respectively, syndication fees were approximately $9.9 million and $9.0 million, and transaction fees were approximately $9.2 million and $7.2 million.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4. Related Party Transactions and Investments in Non-consolidated Entities (continued)

Asset management fee income charged by the Company to the Sponsored REITs amounted to approximately $172,000 and $72,000 for the three months ended September 30, 2002 and 2001, respectively, and $389,000 and $109,000 for the nine months ended September 30, 2002 and 2001, respectively, and is included in "Interest and other" in the Consolidated Statements of Income. Management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.

5. Bank note payable

On September 30, 2002, $50 million was outstanding under the Company's $50 million unsecured line of credit (the "Loan Agreement"). Borrowings under the Loan Agreement bear interest at a rate of either the bank's base rate or a variable LIBOR rate, as defined, which was 4.75% per annum at September 30, 2002. There were no borrowings outstanding under the Loan Agreement at December 31, 2001. The Loan Agreement matures on February 23, 2003.

6. Net Income Per Share/Partnership Unit

The Company follows SFAS No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for the Company's net income per share/unit. Basic net income per share/unit is computed by dividing net income by the weighted average number of Company shares/units outstanding during the period. Diluted net income per share/unit reflects the potential dilution that could occur if securities or other contracts to issue shares/units were exercised or converted into shares/units. There were no potential dilutive shares/units outstanding at September 30, 2002 and 2001.

The denominator used for calculating basic and diluted net income per share/unit is as follows:

                                                            Three Months                   Nine Months
                                                               Ended                           Ended
                                                           September 30,                   September 30,
                                                    --------------------------      --------------------------
                                                       2002            2001            2002            2001
                                                       ----            ----            ----            ----

Weighted average number of shares outstanding:
  Common shares                                     24,622,914              --      24,598,470              --
  Limited partnership units                                 --      23,637,748              --      23,538,745
  General partnership units                                 --         948,499              --         948,499
                                                    --------------------------      --------------------------
                                                    24,622,914      24,586,247      24,598,470      24,487,244
                                                    ==========================      ==========================

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

The Company evaluates the performance of its reportable segments based on Cash Available for Distribution ("CAD") as management believes that CAD represents the most accurate measure of the reportable segment's activity and is the basis for distributions paid to equity holders. The Company defines CAD as: net income as computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"); plus certain non-cash items included in the computation of net income (depreciation and amortization, certain non-cash compensation expenses and straight line rent adjustments); plus investment services proceeds received from controlled partnerships; plus the net proceeds from the sale of land; less purchases of property and equipment ("Capital Expenditures") and payments for deferred leasing commissions, plus proceeds from cash reserves established at the acquisition date of the property. Depreciation and amortization, non-cash compensation and straight line rents are an adjustment to CAD, as these are non-cash items included in net income. Capital Expenditures, payments of deferred leasing commissions and the proceeds from (payments to) the funded reserve are an adjustment to CAD, as they represent cash items not reflected in income. CAD should not be considered as an alternative to net income (determined in accordance with GAAP), as an indicator of the Company's financial performance, nor as an alternative to cash flows from operating activities (determined in accordance with GAAP), nor as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Other real estate companies may define CAD in a different manner. It is at the Company's discretion to retain a portion of CAD for operational needs. We believe that in order to facilitate a clear understanding of the results of the Company, CAD should be examined in connection with net income and cash flows from operating, investing and financing activities in the consolidated financial statements.

CAD by business segment is as follows (in thousands):

                                            Rental      Investment              Intercompany
                                          Operations     Services      Total    Eliminations  Consolidated
                                          ----------     --------      -----    ------------  ------------
Three Months Ended March  31, 2001

Net Income                                  $ 4,059       $ 1,900     $ 5,959       $ 43         $ 6,002
Depreciation and amortization                 1,306            10       1,316        (43)          1,273
Non-cash compensation expense                    --            29          29         --              29
Straight line rent                              (66)           --         (66)        --             (66)
Capital expenditures                            (21)          (55)        (76)        --             (76)
Payment of deferred leasing commission          (25)           --         (25)        --             (25)
Proceeds of funded reserves                      25            --          25         --              25
                                            -------       -------     -------       ----         -------

Cash Available for Distribution             $ 5,278       $ 1,884     $ 7,162       $ --         $ 7,162
                                            =======       =======     =======       ====         =======

Three Months Ended June 30, 2001

Net Income                                  $ 3,915       $ 1,958     $ 5,873       $ 43         $ 5,916
Depreciation and amortization                 1,184            10       1,194        (43)          1,151
Straight line rent                             (161)           --        (161)        --            (161)
Capital expenditures                            (60)          (25)        (85)        --             (85)
                                            -------       -------     -------       ----         -------

Cash Available for Distribution             $ 4,878       $ 1,943     $ 6,821       $ --         $ 6,821
                                            =======       =======     =======       ====         =======

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7. Business Segments (continued)

CAD by business segment is as follows (in thousands):

                                               Rental      Investment              Intercompany
                                             Operations     Services      Total    Eliminations  Consolidated
                                             ----------     --------      -----    ------------  ------------

Three Months Ended September 30, 2001

Net Income                                    $  5,024       $  (985)    $  4,039       $  44       $  4,083
Depreciation                                     1,181            11        1,192         (44)         1,148
Straight line rent                                (144)           --         (144)         --           (144)
Non-cash compensation                               --         1,715        1,715          --          1,715
Capital expenditures                               (24)          (72)         (96)         --            (96)
Proceeds from sale of land                         449            --          449          --            449
Proceeds from funded reserves                      105            --          105          --            105
                                              --------       -------     --------       -----       --------

Cash Available for Distribution               $  6,591       $   669     $  7,260       $  --       $  7,260
                                              ========       =======     ========       =====       ========

Nine Months Ended September 30, 2001

Net Income                                    $ 12,998       $ 2,873     $ 15,871       $ 130       $ 16,001
Depreciation                                     3,671            31        3,702        (130)         3,572
Straight line rent                                (371)           --         (371)         --           (371)
Non-cash compensation                               --         1,744        1,744          --          1,744
Capital expenditures                              (105)         (152)        (257)         --           (257)
Proceeds from funded reserves                      105            --          105          --            105
Proceeds from sale of surplus land (net)           449            --          449          --            449
                                              --------       -------     --------       -----       --------

Cash Available for Distribution               $ 16,747       $ 4,496     $ 21,243       $  --       $ 21,243
                                              ========       =======     ========       =====       ========

Three Months Ended March 31, 2002

Net Income                                    $  4,432       $  (378)    $  4,054       $  43       $  4,097
Depreciation and amortization                    1,118            71        1,189         (43)         1,146
Straight line rent                                 (54)           --          (54)         --            (54)
Capital expenditures                              (546)           (2)        (548)         --           (548)
Proceeds from funded reserves                      538            --          538          --            538
                                              --------       -------     --------       -----       --------

Cash Available for Distribution               $  5,488       $  (309)    $  5,179       $  --       $  5,179
                                              ========       =======     ========       =====       ========

Three Months Ended June 30, 2002

Net Income                                    $  6,443       $   982       $  7,425       $  44       $  7,469
Depreciation and amortization                    1,174            37          1,211         (44)         1,167
Straight line rent                                (961)           --           (961)         --           (961)
Capital expenditures                              (187)           (8)          (195)         --           (195)
Payment of deferred leasing commissions           (531)           --           (531)         --           (531)
Proceeds from funded reserves                    1,460            --          1,460          --          1,460
                                              --------       -------       --------       -----       --------

Cash Available for Distribution               $  7,398       $ 1,011       $  8,409       $  --       $  8,409
                                              ========       =======       ========       =====       ========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7. Business Segments (continued)

Three Months Ended September 30, 2002

Net Income                                   $  6,497       $   586       $  7,083       $  44       $  7,127
Depreciation and amortization                   1,215            31          1,246         (44)         1,202
Straight line rent                                (20)           --            (20)         --            (20)
Non-cash compensation                              --           604            604          --            604
Capital expenditures                             (335)           --           (335)         --           (335)
Payment of deferred leasing commissions           (77)           --            (77)         --            (77)
Proceeds from funded reserves                     810            --            810          --            810
                                             --------       -------       --------       -----       --------

Cash Available for Distribution              $  8,090       $ 1,221       $  9,311       $  --       $  9,311
                                             ========       =======       ========       =====       ========

Nine Months Ended September 30, 2002

Net Income                                   $ 17,372       $ 1,190       $ 18,562       $ 131       $ 18,693
Depreciation and amortization                   3,507           139          3,646        (131)         3,515
Straight line rent                             (1,035)           --         (1,035)         --         (1,035)
Non-cash compensation                              --           604            604          --            604
Capital expenditures                           (1,068)          (10)        (1,078)         --         (1,078)
Payment of deferred leasing commissions          (608)           --           (608)         --           (608)
Proceeds from funded reserves                   2,808            --          2,808          --          2,808
                                             --------       -------       --------       -----       --------

Cash Available for Distribution              $ 20,976       $ 1,923       $ 22,899       $  --       $ 22,899
                                             ========       =======       ========       =====       ========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7.  Business Segments (continued)

The following table is a summary of other financial information by business segment (in thousands):

                                              Rental      Investment
                                            Operations     Services       Total
                                            ----------     --------       -----

Three Months Ended September 30, 2002:
     Revenue                                 $ 10,475      $ 4,518      $ 14,993
     Interest Income                              158           16           174
     Interest Expense                             297           --           297
     Capital Expenditures                         335           --           335
     Total assets at September 30, 2002       247,153        5,564       252,717

Three Months Ended September 30, 2001:
     Revenue                                 $  8,159      $ 2,920      $ 11,079
     Interest Income                              198           25           223
     Interest Expense                             247           --           247
     Capital Expenditures                          26           11            37
     Total assets at September 30, 2001       201,496        6,685       208,181

Nine Months Ended September 30, 2002:
     Revenue                                 $ 28,997      $10,672      $ 39,669
     Interest Income                              324           50           374
     Interest Expense                             647           --           647
     Capital Expenditures                       1,068           10         1,078
     Total assets at September 30, 2002       247,153        5,564       252,717

Nine Months Ended September 30, 2001:
     Revenue                                 $ 25,072      $11,456      $ 36,528
     Interest Income                              970           87         1,057
     Interest Expense                             641           --           641
     Capital Expenditures                         105          152           257
     Total assets at September 30, 2001       201,496        6,685       208,181

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

8. Cash Dividends

The Company declared and paid dividends as follows (in thousands, except per share amounts):

                                                  Dividends Per       Total
         Quarter Paid                                 Share         Dividends

         ------------                             -------------     ---------
      First Quarter of 2002                          $     .31       $ 7,622
      Second Quarter of 2002                               .31         7,622
      Third Quarter of 2002                                .31         7,635
                                                                     -------
                                                                     $22,879
                                                                     =======

9. Income Taxes

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

                                                            For the
                                                          Nine Months
                                                             Ended
                                                       September 30, 2002
                                                       ------------------
                                                         (in thousands)

      Federal income tax expense at statutory rate          $   562
      Increase (decrease) in taxes resulting from:
           State income taxes, net of federal impact             89
           Other                                               (234)
                                                            -------
                                                            $   417
                                                            =======

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

9. Income Taxes (continued)

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

10. Employee Benefit Plan

On May 20, 2002, the stockholders of the Company approved the 2002 Stock Incentive Plan (the "Plan"). The Plan is an equity-based incentive compensation plan, and provides for the grants of up to a maximum of 2,000,000 shares of the Company's common stock ("Awards"). All of the Company's employees, officers, directors, consultants and advisors are eligible to be granted awards. Awards under the Plan are made at the discretion of the Company's Board of Directors, and have no vesting requirements. The Company has granted 43,998 shares under the Plan as of September 30, 2002 to Mr. R. Scott MacPhee, an officer of the Company. The shares were valued at $13.73 per share.

Upon granting an Award, the Company will recognize compensation cost equal to the fair market value of the Company's common stock, as determined by the Company's Board of Directors, on the date of the grant.

11. Subsequent Events

The Company declared a dividend of $0.31 per share on October 18, 2002 to shareholders of record as of October 18, 2002.

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

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company include the accounts of the Company and wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior to the mergers by which the Company acquired 17 limited partnerships ("the Acquired Partnerships"), FSP Holdings LLC was the general partner and owned a 5% interest in each of the Acquired Partnerships. As the general partner, FSP Holdings LLC, a wholly owned subsidiary of the Company, had the exclusive rights and powers to manage and control the business of each Acquired Partnership without the consent or approval of the limited partners. The limited partners in the Acquired Partnerships could not elect to replace the general partner, except for cause. Accordingly, prior to the mergers, the accounts of the Acquired Partnerships have been consolidated into the Company's financial statements under the principles of accounting applicable to investments in subsidiaries in accordance with SOP 78-9.

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

The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying value. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its fair value based on discounting its estimated future cash flows. No such indicators of impairment have been identified.

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

Investment Banking Services -- Transaction fees are generally recognized upon the final investor closing of a Sponsored REIT. The final investor closing is the last admission of investors into a Sponsored REIT; at that time, required funds have been received from the investors, charges relating to the syndication have been paid or accrued, continuing investment and continuing involvement criteria have been met, and legal and economic rights have been transferred. Third party transaction-related costs are deferred and later expensed to match revenue recognition. Internal expenses are expensed as incurred. The Company follows the requirements as set forth by Statement of Financial Accounting Standards No. 66 "Accounting for Sales of Real Estate" and Statement of Position 92-1 "Accounting for Real Estate Syndication Income" and revenue is recognized provided the criteria for sale accounting in SFAS 66 are met.

Trends and Uncertainties

Rental Operations

Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities at different times. In 2002, many regions of the United States experienced varying degrees of economic recession.

The bankruptcies of Enron, WorldCom, and others, the concerns about accounting practices and corporate governance at other major companies, and the decline in the stock market are likely to have a negative impact on vacancy and absorption rates, but the extent of the effect will vary by industry segment and geography. The Company believes that it has been affected, and will likely continue to be affected, by the combination of these events but is unable to predict the extent to which it will be affected.

As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, XO California, Inc., a subsidiary of XO Communications, is a tenant at the Company's property in San Diego, California. During the three months ended June 30, 2002, XO Communications filed for bankruptcy protection under Chapter 11. The Company has not been notified by the bankruptcy court as to whether the lease will be accepted or rejected. However, at the time of the bankruptcy filing and as of September 30, 2002, XO California, Inc. was current on its rent.

There were no major lease expirations, terminations, renewals or new leases during the three months ended September 30, 2002. The lease at the Bollman property in Savage, Maryland expires November 30, 2002 and the tenant will not renew. The Company has been actively marketing the space, but there is no signed lease with a new tenant. The monthly rental income was $53,000. Operating costs are projected at $26,000 per month.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

A purchase and sale agreement has been signed to sell the Weslayan Oaks property in Houston, Texas at a price in excess of book value. The transaction, which is subject to the due diligence process of the buyer, is not expected to take place until the first quarter of 2003.

The following table summarizes property wholly owned by the Company as of the dates indicated:

                                                     September 30,
                                              ------------------------
                                                 2002          2001
                                                 ----          ----
                                                     (unaudited)
    Residential:
      Number of properties                            4              4
      Number of apartment units                     642            642

    Commercial:
      Number of properties                           13             13
      Square footage                          1,433,300      1,433,300

Investment Services

Unlike the Company's real estate business, which provides a rental revenue stream which is ongoing and recurring in nature, the Company's investment banking business is transactional in nature.

During the three months ended September 30, 2002, the Company's acquisition executives continued to report large spreads between bid and ask prices for properties. Differing views of the strength and timing of a national economic recovery as well as low interest rate carrying costs on debt-financed properties are contributing to this situation. Without the ability to acquire properties at attractive prices on behalf of the Sponsored REITs, the Company's investment banking activities may suffer.

Further, the Company continues to rely solely on its in-house investment executives to access interested investors who have capital they can afford to place in an illiquid investment in Sponsored REITs for an indefinite period of time. Further setbacks in the stock market or the general economy could have negative effects, and while the tragic events of September 11, 2001 did not disrupt the Company's transactional business unit significantly, further terrorist attacks, if they occur, may have an adverse effect on the willingness of investors to purchase interests in future Sponsored REITs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following table shows the variance in dollars for the Company's operations:

                                                                      Variance
                                                   For the three    For the nine
                                                    months ended    months ended
                                                   September 30,   September 30,
                                                   2002 and 2001   2002 and 2001
                                                   -------------   -------------
                                                          (in thousands)
Revenue:
Rental operations
  Rental income                                      $  (239)        $  (199)
  Transaction income                                   4,656           3,707
  Interest income                                        163            (229)
                                                     -------         -------
     Total rental operations revenue                   4,580           3,279
                                                     -------         -------
Investment services
  Syndication income                                   1,388             894
  Transaction income                                  (2,096)         (1,680)
  Interest income                                         (7)            (35)
                                                     -------         -------
     Total investment services revenue                  (715)           (821)
                                                     -------         -------

Total revenue                                          3,865           2,458
                                                     -------         -------

Expenses:
Rental operations
  Selling, general and administrative                   (488)           (352)
  Rental operating expenses                             (281)           (517)
  Depreciation and amortization                           34            (165)
  Real estate taxes and insurance                       (123)            (28)
  Interest Expense                                        50               6
                                                     -------         -------
     Total rental operations expenses                   (808)         (1,056)
                                                     -------         -------
Investment Services Expenses
  Selling, general and administrative                    311           1,065
  Commission expense                                     693             412
  Stock/units issued as compensation                     389          (1,140)
  Depreciation and amortization                           20             108
                                                     -------         -------
     Total investment services expenses                1,413             445
                                                     -------         -------

Total Expenses                                           605            (611)
                                                     -------         -------

Income applicable to minority interest                    --             (40)

Taxes on income                                          216             417
                                                     -------         -------

Net Income                                           $ 3,044         $ 2,692
                                                     =======         =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three and nine months ended September 30, 2002 to the three and nine months ended September 30, 2001

Net Income

The Company's net income for the three months ended September 30, 2002 was $7.1 million, compared to $4.1 million during the comparable period in 2001, an increase of $3.0 million which relates primarily to rental operations. The Company's net income for the nine months ended September 30, 2002 was $18.7 million, compared to $16.0 million during the comparable period in 2001, an increase of $2.7 million, of which an increase of $4.3 million relates to rental operations and a decrease of $1.6 million relates to investment services. The increase in net income was comprised of increased revenue of $2.5 million and decreased expenses of $0.6 million offset by increased taxes of $0.4 million.

Revenue

Total revenues during the three months ended September 30, 2002 increased $3.9 million to $15.2 million compared to $11.3 million for the three months ended September 30, 2001. This is primarily attributable to the syndication of two Sponsored REITs (with aggregate proceeds of $60.9 million) in 2002 as compared to one Sponsored REIT (with aggregate proceeds of $20 million) in the comparable period in 2001. The increase of $3.9 million is comprised of an increase of $4.6 million in rental operations revenue offset by a decrease of $0.7 million in investment services revenue.

Total revenues during the nine months ended September 30, 2002 increased $2.4 million to $40.0 million compared to $37.6 million for the nine months ended September 30, 2001. This increase is primarily attributable to the syndication of five Sponsored REITs (with aggregate proceeds of $146.5 million) in 2002 as compared to four Sponsored REITs (with aggregate proceeds of $117.9 million) for the comparable period in 2001.

For the nine months ended September 30, 2002 revenues from rental operations increased by $3.3 million. This increase is primarily attributable to increased transaction income of $3.7 million due to transaction fees earned on the increase in gross syndication proceeds and an increase in the rate charged for loan fees, offset by a decrease in rental income of $0.3 million, and decreased interest income of $0.2 million. Investment services revenues decreased $0.8 million primarily attributable to a decrease in transaction fees of $1.7 million due to a decrease in the rate charged for acquisition fees on syndication proceeds, offset by an increase of $0.9 million of syndication fees charged on the syndication proceeds.

Expenses

Total expenses during the three months ended September 30, 2002 increased $0.6 million to $7.8 million compared to $7.2 million for the three months ended September 30, 2001. This increase is primarily attributable to a increase in Investment services expenses of $1.4 million offset by a decrease in rental operations expenses of $0.8 million.

The decrease in rental operations expenses by $0.8 million was due to increased vacancies which resulted in a lowering of rental costs in all major categories.

The primary factors in the increase in Investment services expenses of $1.4 million were increased costs of $1.0 million relating to syndication of the two Sponsored REITs in the period and the increase in the expense relating to stock issued as compensation of $0.4 million.

Total expenses during the nine months ended September 30, 2002 decreased $0.6 million to $20.9 million compared to $21.5 million for the three months ended September 30, 2001. This is primarily attributable to an increase in Investment services expenses of $0.4 million which was more than offset by a decrease in rental expenses of $1.0 million. The primary factors in the increase in Investment services expenses were the increased costs of $1.5 million relating to syndication of the Sponsored REITs in the period less the decrease in the expense relating to stock issued as compensation of $1.1 million. The decrease in Rental expenses by $1.0 million was due to increased vacancies which resulted in a lowering of rental costs in all major categories.

There was no income related to minority interest in 2002.

There were no taxes on income in 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Cash and cash equivalents were $21.8 million and $24.3 million at September 30, 2002 and December 31, 2001, respectively. This decrease of $2.5 million is attributable to $51.0 million used for investing activities offset by $21.4 million provided by operating activities and $27.1 million provided by financing activities.

Operating Activities

The Company's cash provided by operating activities of $21.4 million is primarily attributable to net income of $18.7 million plus the add-back of $4.1 million from non-cash activity less a $1.4 million net change in operating assets and liabilities.

Investing Activities

The Company's cash used for investing activities of $51.0 million is primarily attributable to the $50.0 million increase in assets held for syndication and $1.0 million for the purchase of real estate assets, office computers and furniture.

Financing Activities

The Company's cash provided by financing activities of $27.1 million is attributable to $50.0 million of proceeds from a bank note payable offset by $22.9 million of distributions to shareholders.

Sources and uses of funds

Our principal demands for liquidity are cash for operations, dividends to equity holders, debt repayments and expense associated with indebtedness. As of September 30, 2002 we had approximately $56.5 million in liabilities of which $50.0 million is a bank note payable. The Company has no permanent, long-term debt. In the near term, liquidity is generated from funds from ongoing real estate operations and transaction fees and commissions received in connection with the sale of shares in Sponsored REITs.

The Company maintains an unsecured line of credit through Citizens Bank. The Company has entered into a Master Promissory Note and Loan Agreement which provides for a revolving line of credit of up to $50 million. Borrowings under the loan bear interest at either the bank's base rate or a variable LIBOR rate. The Company typically uses the unsecured line of credit to provide each newly-formed Sponsored REIT with the funds to purchase a property. The Company's loan agreement with the bank includes customary restrictions on property liens and requires compliance with various financial covenants. Financial covenants include maintaining minimum cash balances in operating accounts, tangible net worth of at least $140 million and compliance with other various debt and income ratios. The Company was in compliance with all covenants as of September 30, 2002. The Company had $50.0 million of borrowings under its revolving credit facility as of September 30, 2002.

Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Assets Held for Syndication

If all of the shares of preferred stock of the Sponsored REIT are sold, the Company anticipates recording approximately $4.1 million and $3.6 million of syndication fee and transaction fee revenue, respectively. The Company expects to record approximately $2.4 million in expenses.

Related Party Transactions

As discussed in Note 2, during the third quarter of 2002, the Company syndicated two Sponsored REITs and retained a non-controlling common stock interest in those Sponsored REITs with virtually no economic benefit. The Company did not enter into any other transactions with related parties during the three months ended September 30, 2002. For a discussion of transactions between the Company and related parties during 2001, see "Related Party Transactions" under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The Company has arranged for Citizens Bank to provide a line of credit for the Company's senior officers in the maximum aggregate amount of $3M. The borrowings under this line of credit are for the purpose of paying income taxes on equity interests in the Company issued to such senior officers as compensation. Loans under this line of credit have a term of one.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Related Party Transactions (continued)

year and bear interest at the bank's prime rate plus 50 basis points. Each borrower has secured the loan by pledging shares of the Company's Common Stock having an aggregate fair market value at the time of the loan of no less than twice the principal amount of the loan. Borrowings of $1,803,000 and $1,625,000 were outstanding to senior officers of the Company at September 30, 2002 and December 31, 2001, respectively.

The Company has agreed to purchase from Citizens Bank any such loan on which the borrower defaults. Following the purchase of the loan, the Company would have the same rights as Citizens Bank, including the right to foreclose on the pledged stock or recover the outstanding amount of the loan from the officer/borrower. In order to comply with the Sarbanes-Oxley Act of 2002, the Company has informed Citizens Bank and its senior officers that it will no longer agree to purchase and service loans made in the future and the existing repurchase agreements will terminate on February 23, 2003.

Economic Conditions

The Company generally pays the ordinary annual operating expenses of the properties from the rental revenue generated by the properties. In addition to rental income, the Company maintains cash reserves, which are replenished from property operations as necessary and may be used to fund unusual expenses or major capital improvements. The cash reserves included in cash and cash equivalents, which as of September 30, 2002 were approximately $2.9 million, are in excess of the known needs for extraordinary expenses or capital improvements for the real properties within the next few years. There are no external restrictions on these reserves, and they may be used for any Company purpose.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company was not a party to any derivative financial instruments at or during the year ended December 31, 2001 or during the nine months ended September 30, 2002.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief operating officer (equivalent of chief financial officer) have concluded that he Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms and are operating in an effective manner.

Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:
         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds:
         Not applicable.

Item 3.  Defaults Upon Senior Securities:
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:
         Not applicable.

Item 5.  Other Information:
         Not applicable.

Item 6.  Exhibits and Reports on Form 8 - K:
         99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Franklin Street Properties Corp.


   Date                   Signature                          Title
   ----                   ---------                          -----

December 23, 2002   By: /s/ George J. Carter    Chief Executive Officer and
                        --------------------    Director (Principal Executive
                            George J. Carter    Officer)


December 23, 2002   By: /s/ Lloyd S. Dow        Controller
                        --------------------    (Principal Accounting Officer)
                            Lloyd S. Dow

                                  CERTIFCATIONS

I, Barbara Corinha, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Franklin Street Properties Corp.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date")' and

            c) presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: December 23, 2002                /s/ Barbara J. Corinha
                                        ---------------------------
                                        Vice President, Chief Operating Officer
                                        (equivalent of Chief Financial Officer),
                                        Treasurer and Secretary

                                  CERTIFICATIONS
                                  -------------

I, George Carter, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Franklin Street Properties Corp.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date")' and

            c) presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: December 23, 2002              /s/ George J. Carter
                                      -------------------------------------
                                      President and Chief Executive Officer

                                  Exhibit Index

                                                                            Page

Exhibit 99.1................................................................. 29