Form 10-K
period 2002-12-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2003-03-26
CIK 1031316

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from to

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended.
Yes |X| No |_|.

      As of June 30, 2002, the aggregate fair market value of Common Stock held by non-affiliates of the registrant, as determined in good faith by the Board of Directors of the registrant, was $287,153,099.

      There were 24,630,247 shares of Common Stock outstanding as of March 15, 2003.

                                TABLE OF CONTENTS

PART I.........................................................................1
   Item 1.   Business..........................................................1
   Item 2.   Properties........................................................9
   Item 3.   Legal Proceedings................................................10
   Item 4.   Submission of Matters to a Vote of Security Holders..............10
PART II.......................................................................13
   Item 5.   Market For Registrant's Common Equity and Related
             Stockholder Matters..............................................13
   Item 6.   Selected Financial and Other Data................................13
   Item 7.   Management's Discussion And Analysis Of Financial
             Condition And Results Of Operations..............................14
   Item 8.   Financial Statements and Supplementary Data......................30
   Item 9.   Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure..............................30
PART III......................................................................31
   Item 10.  Directors and Executive Officers of the Registrant...............31
   Item 11.  Executive Compensation...........................................31
   Item 12.  Security Ownership of Certain Beneficial Owners
             And Management...................................................33
   Item 13.  Certain Relationships and Related Transactions...................35
PART IV.......................................................................36
   Item 14.  Controls and Procedures..........................................36
   Item 15.  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K..............................................36
Index to Consolidated Financial Statements...................................F-1

PART I

Item 1. Business.

History

      Franklin Street Properties Corp. ("FSP Corp.") is a Maryland corporation that operates in a manner intended to qualify as a real estate investment trust for federal income tax purposes. FSP Corp. is self-managed. It is the successor to Franklin Street Partners Limited Partnership, a Massachusetts limited partnership (the "FSP Partnership"). The FSP Partnership was originally formed as a Massachusetts general partnership in January 1997 as the successor to a Massachusetts general partnership that was formed in 1981. On January 1, 2002, the FSP Partnership merged with and into FSP Corp., which was a wholly owned subsidiary of the FSP Partnership, with FSP Corp. being the surviving entity (the "Conversion"). Pursuant to the Conversion, the FSP Partnership ceased to exist, FSP Corp. succeeded to the business of the FSP Partnership and each unit of both general and limited partnership interests in the FSP Partnership was converted into one share of common stock, $.0001 par value per share (the "FSP Common Stock"). As a result of the Conversion, FSP Corp. now holds, directly and indirectly, 100% of the interest in three former subsidiaries of the FSP
Partnership: FSP Investments LLC, a Massachusetts limited liability company ("FSP Investments"), FSP Property Management LLC, a Massachusetts limited liability company ("FSP Property Management") and FSP Holdings LLC, a Delaware limited liability company ("FSP Holdings").

Organization

      FSP Investments acts as a real estate investment firm and broker/dealer with respect to (a) the organization of investment vehicles which are typically syndicated through private placements exempt from registration under the Securities Act of 1933, as amended ("Sponsored Entities"), some of which were limited partnerships (the "Sponsored Partnerships") and some of which are corporations intended to qualify for federal income tax purposes as real estate investment trusts (the "Sponsored REITs"), (b) the acquisition of real estate by the Sponsored Entities and (c) the sale of equity interests in the Sponsored Entities. FSP Investments derives revenue from commissions received in connection with the sale of equity interests in the Sponsored Entities. FSP Investments also derives revenue from fees paid by the Sponsored Entities for the services of FSP Investments in identifying, inspecting and negotiating to purchase real properties on behalf of the Sponsored Entities. FSP Investments is a registered broker/dealer with the Commission and is a member of the National Association of Securities Dealers, Inc. FSP Corp. has made an election to treat FSP Investments as a "taxable REIT subsidiary" for federal income tax purposes.

      On April 1, 1997, FSP Holdings acquired the general partnership interest in four Sponsored Partnerships (the "Prior Entities"), each of which had been organized by the executive officers of the general partner of the FSP Partnership prior to the formation of the FSP Partnership while they were employed by another entity. Between June 1997 and June 2000, FSP Investments completed the offerings of limited partnership interests in 14 Sponsored Partnerships. The sole general partner of each of the Sponsored Partnerships is FSP Holdings. Between June 2000 and December 31, 2002, FSP Investments completed the offerings of preferred stock in 15 Sponsored REITs. Effective January 1, 2001, one of the original 14 Sponsored Partnerships converted from a Sponsored Partnership to a Sponsored REIT. Accordingly, as of December 31, 2002, FSP Corp. had sponsored 33 Sponsored Entities, of which 17 were Sponsored Partnerships and 16 were Sponsored REITs. FSP Corp. expects that future Sponsored Entities will be Sponsored REITs.

      Each Sponsored Entity sold its equity interests only to "accredited investors" within the meaning of Regulation D under the Securities Act. The Sponsored Entities (other than a Prior Entity that conducted its offering pursuant to a registration statement on Form S-11) conducted their offerings pursuant to exemptions from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Sponsored Entities issued equity interests for aggregate gross cash proceeds of $690,300,000. Each Sponsored Entity holds a single real property.

      Pursuant to mergers effective January 1, 1999, January 1, 2000 and October 1, 2000, respectively, the FSP Partnership acquired all limited partners' interest in the 17 Sponsored Partnerships. In connection with these mergers, the

FSP Partnership issued units of its limited partnership interest (the "FSP Units") to the limited partners of the Sponsored Partnerships. The mergers that were effective January 1, 1999 were approved by a vote of limited partners of the FSP Partnership. Neither the FSP Partnership governing documents nor applicable state law required the approval of the limited partners of the FSP Partnership for the mergers that were effective January 1, 2000 and October 1, 2000. Each merger was approved by a vote of the limited partners of the applicable Sponsored Partnerships. Pursuant to the mergers, limited partners in the Sponsored Partnerships exchanged an interest in a finite-life entity for an interest in an infinite-life entity. As a result of the mergers, FSP Holdings is the sole general partner of each Sponsored Partnership that was acquired and the FSP Partnership was the sole limited partner of each such Sponsored Partnership.

      Prior to the Conversion, the FSP Partnership owned, directly or indirectly, 100% of the interest in the 17 Sponsored Partnerships, each of which owns or owned real property. As a result of the Conversion, FSP Corp. is now the sole limited partner of each such Sponsored Partnership and now owns, directly or indirectly, 100% of the interest in the 17 Sponsored Partnerships. Reference in this Annual Report on Form 10-K to "FSP Corp.'s properties" means the real properties owned by these 17 Sponsored Partnerships. None of FSP Corp.'s properties has a net book value in excess of 10% of FSP Corp.'s total assets or had gross revenues for the most recent fiscal year that accounted for more than 10% of FSP Corp's gross revenues for such year. The Board of Directors of FSP Corp. (the "FSP Board") believes that each of FSP Corp.'s properties is adequately covered by insurance given the current conditions in the insurance markets. Terrorism insurance was excluded from FSP Corp.'s master policy as of April 2002. As of November 26, 2002, FSP Corp. obtained foreign terrorism insurance but has not yet obtained domestic terrorism insurance.

      FSP Property Management asset manages each Sponsored Entity and provides property management services or property accounting services to eight Sponsored Entities. FSP Property Management receives fee income from those Sponsored Entities that have not been acquired by FSP Corp. FSP Property Management does not receive any rental income.

      FSP Holdings acts as the sole general partner of each Sponsored
Partnership.

      On January 14, 2003, FSP Corp. entered into an agreement (the "Merger Agreement") to acquire 13 Sponsored REITs by merger. Under the terms of the Merger Agreement, FSP Corp. would issue an aggregate of 25,000,091 shares of FSP Common Stock to the stockholders of the 13 Sponsored REITs. The consummation of these mergers is subject to the approval of FSP Corp.'s stockholders and the stockholders of each of the 13 Sponsored REITs.

Investment Objectives

      FSP Corp. has two principal sources of revenue:

      o investment banking income consisting of brokerage commissions and other related fees paid to FSP Investments in connection with the organization and offering of Sponsored Entities and loan origination fees paid in connection with loans to Sponsored Entities.

      o     rental income from the real properties it owns.

      FSP Corp.'s investment objective is to increase the cash available for distribution to its stockholders by increasing its revenue from investment banking services and rental income. FSP Corp. expects that it will continue to organize and cause the offering of Sponsored REITs in the future and that it will continue to derive investment banking income from such activities. FSP Corp. also expects that in the future it will acquire additional real properties. FSP Corp. may sell from time to time the real properties it owns as market conditions warrant and either distribute the proceeds to its stockholders or retain some or all of such proceeds for investment in real properties or other corporate activities. FSP Corp. may acquire real properties in any geographic area of the United States and of any property type. As of December 31, 2002, FSP Corp. owned 17 properties, four of which are apartment complexes, 11 of which are office buildings and two of which are industrial; four of these properties are located in Texas, three properties are located in Massachusetts, three properties are located in northern California, two properties are located in Maryland, and one property is located in each of southern California, Louisiana, Michigan, North Carolina and South Carolina. FSP Corp. has no restrictions on the percentage of its assets that may be invested in any one real property. FSP Corp. acquires its properties primarily for their rental income and seeks to manage its properties with a goal of increasing their value.

      FSP Corp. relies on the following principles in selecting real properties for acquisition by a Sponsored Entity or FSP Corp. and managing them after acquisition:

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

      o Having the ability to hold properties through down cycles and avoiding over-leveraging properties and placing them at risk of foreclosure.

      FSP Corp. has an unsecured revolving line of credit with Citizens Bank that provides for borrowings of up to $50,000,000. FSP Corp. has drawn on this line of credit, and intends to draw on this line of credit in the future, to obtain funds for the purpose of making interim mortgage loans to Sponsored Entities. FSP Corp.'s policy is to cause these loans to be secured by a first mortgage of the real property (which may be of any type) owned by the Sponsored Entity. FSP Corp. makes these loans to enable a Sponsored Entity to acquire real property prior to the consummation of the offering of its equity interests, and the loan is repaid out of the offering proceeds. FSP Corp. has no restriction on the percentage of its assets that may be invested in any single mortgage.

Policies

      FSP Corp.'s policy is not to invest in the securities of other common stock issuers except short-term investments in money market funds and similar securities and the holding of a nominal interest in Sponsored REITs for the purpose of facilitating the organization and operation of such Sponsored REITs. FSP Corp. does not expect to receive any material amounts of revenue or gain from its nominal interest in any Sponsored REITs.

      FSP Corp.'s policy is not to issue senior securities, borrow money (except as described above), make loans to other persons (except as described above), invest in the securities of other issuers for the purpose of exercising control or underwrite the securities of other issuers (except that FSP Investments expects to continue to sell interests in Sponsored Entities on a best efforts basis in offerings exempt from registration under the Securities Act). FSP Corp. expects that it will engage in the purchase and sale of real estate investments as market conditions warrant. FSP Corp. may repurchase or otherwise reacquire its securities.

      Any of FSP Corp.'s policies may be changed at any time by the FSP Board.

Competition

      With respect to its investment banking and brokerage business, FSP Corp. faces competition for the investment dollars of potential purchasers of the Sponsored Entities from every other kind of investment, including stocks, bonds, mutual funds and other real-estate related investments, including other REITs. Some of FSP Corp.'s competitors have significantly more resources than FSP Corp. and are able to advertise their investment products. Because the offerings of the Sponsored Entities are made pursuant to an exemption from registration under the Securities Act, FSP Investments may not advertise the Sponsored Entities or otherwise engage in any general solicitation of investors to purchase interests in the Sponsored Entities.

      With respect to its real estate investments, FSP Corp. faces competition in each of the markets where the properties are located. See "Management's Analysis and Discussion of Financial Condition and Results of Operations - Trends and Uncertainties" in Item 7. As of December 31, 2002, 12 of FSP Corp.'s 17 properties had a percentage of leased space in excess of 95% and four properties had percentages of leased space ranging from 63-94%. One property became vacant as of November 30, 2002, and was 100% unleased as of December 31, 2002.

Employees

      Prior to the Conversion, the general partner of the FSP Partnership was FSP General Partner LLC, a Massachusetts limited liability company (the "FSP General Partner"). The members of the FSP General Partner and their respective ownership interests therein were George J. Carter (33.94%), R. Scott MacPhee (30.66%), Richard R. Norris (21.40%), William W. Gribbell (11.36%), Barbara J. Corinha (1.60%), Melissa G. Mucciaccio (0.67%), Janet P. Notopoulos (0.26%) and Patricia A. McMullen (0.11%). The FSP General Partner had no other business other than acting as general partner of the FSP Partnership. Prior to the Conversion, the executive officers of the FSP General Partner devoted all of their business activities to the FSP Partnership and its subsidiaries. The former executive officers of the FSP General Partner are now the current executive officers of FSP Corp. and they devote all of their business activities to FSP Corp. and its subsidiaries.

      FSP Corp. had 31 employees as of December 31, 2002.

      FSP Corp. does not maintain a website or Internet address, and therefore its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are not available when electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"). FSP Corp. will voluntarily provide electronic or paper copies of such filings free of charge upon request.

Item 1A. Risk Factors.

FSP Corp. would incur adverse tax consequences if it failed to qualify as a REIT.

      If in any taxable year FSP Corp. does not qualify as a real estate investment trust, it would be taxed as a corporation and distributions to its stockholders would not be deductible by FSP Corp. in computing its taxable income. In addition, if FSP Corp. were to fail to qualify as a real estate investment trust, it could be disqualified from treatment as a real estate investment trust in the year in which such failure occurred and for the next four taxable years and, consequently, would be taxed as a corporation during such years. Failure to qualify for even one taxable year could result in a significant reduction of FSP Corp.'s cash available for distributions to its stockholders or could require it to incur indebtedness or liquidate investments in order to generate sufficient funds to pay the resulting federal income tax liabilities. The provisions of the Internal Revenue Code governing the taxation of real estate investment trusts are very technical and complex, and although FSP Corp. expects that it will operate in a manner that will enable it to meet such requirements, no assurance can be given that it will succeed in doing so during its entire life.

FSP Corp. faces risks in continuing to attract investors for the Sponsored Entities.

      FSP Corp.'s investment banking business depends upon its ability to attract purchasers of equity interests in Sponsored Entities. FSP Corp.'s success in this area will depend on the propensity and ability of investors who have previously invested in Sponsored Entities to continue to invest in future Sponsored Entities and on its ability to expand the investor pool for the Sponsored Entities by identifying new potential investors. Moreover, FSP Corp.'s investment banking business may be impacted to the extent existing Sponsored Entities incur losses or have operating results that fail to meet investors' expectations.

FSP Corp.'s level of dividends may fluctuate.

      Because FSP Corp.'s investment banking business is transactional in nature and real estate occupancy levels and rental rates can fluctuate, there is no predictable recurring level of revenue from such activities. As a result of this, the amount of cash available for distribution may fluctuate, which may result in FSP Corp.'s not being able to maintain or grow dividend levels in the future.

FSP Corp. faces risks in owning and operating real property.

      An investment in FSP Corp. is subject to the risks incident to the ownership and operation of real estate-related assets. These risks include the fact that real estate investments are generally illiquid, which may impact FSP Corp.'s ability to vary its portfolio in response to changes in economic and other conditions, as well as the risks normally associated with:

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

FSP Corp. faces risks from tenant defaults or bankruptcies.

      If any of FSP Corp.'s tenants defaults on its lease, FSP Corp. may experience delays in enforcing its rights as a landlord and may incur substantial costs in protecting its investment. In addition, at any time, a tenant of one of FSP Corp.'s properties may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant's lease and thereby cause a reduction in cash available for distribution to FSP Corp.'s stockholders.

FSP Corp. may encounter significant delays in reletting vacant space, resulting in losses of income.

      When leases expire, FSP Corp. will incur expenses and may not be able to re-lease the space on the same terms. Certain leases provide tenants the right to terminate early if they pay a fee. If FSP Corp. is unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, FSP Corp. may have to reduce its distributions to its stockholders.

FSP Corp. faces risks from geographic concentration.

      A large percentage of real properties included in FSP Corp.'s portfolio are concentrated in Texas and Massachusetts, with each area constituting approximately 20% of the aggregate square footage owned by the Company. FSP Corp. also owns properties in California, Maryland, Louisiana, Michigan, North Carolina and South Carolina. FSP Corp. is likely to face risks to the extent that any of these areas suffer deteriorating economic conditions.

FSP Corp. competes with national, regional and local real estate operators and developers, which could adversely affect FSP Corp.'s cash flow.

      Competition exists in every market in which FSP Corp.'s properties are located. Such competition may adversely affect the percentage of leased space and the rental revenues of FSP Corp.'s properties, which could adversely affect

FSP Corp.'s cash flow from operations and its ability to make expected distributions to its stockholders. Some of FSP Corp.'s competitors may have more resources than it or have other competitive advantages. Competition may be accelerated by any increase in availability of funds for investment in real estate. For example, decreases in interest rates tend to increase the availability of funds and therefore can increase competition. The extent to which FSP Corp. is affected by competition will depend in significant part on local market conditions.

There is limited potential for an increase in leased space gains in FSP Corp.'s properties.

      FSP Corp. anticipates that future increases in revenue from FSP Corp.'s properties will be primarily the result of scheduled rental rate increases or rental rate increases as leases expire. Twelve out of the 17 FSP Corp. properties' percentage of rentable square feet leased was in excess of 95% as of December 31, 2002. Those properties with higher rates of vacancy are located in soft economic markets so that it may be difficult to realize increases in revenue when vacant space is re-leased. To the extent that FSP Corp.'s properties continue to operate profitably, this will likely stimulate new development of competing properties.

FSP Corp. is subject to possible liability relating to environmental matters, and FSP Corp. cannot assure you that it has identified all possible liabilities.

      Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws may impose liability without regard to whether the owner or operator knew of, or caused, the release of such hazardous substances. The presence of hazardous substances on a property may adversely affect the owner's ability to sell such property or to borrow using such property as collateral, and it may cause the owner of the property to incur substantial remediation costs. In addition to claims for cleanup costs, the presence of hazardous substances on a property could result in the owner incurring substantial liabilities as a result of a claim by a private party for personal injury or a claim by an adjacent property owner for property damage. FSP Corp. cannot assure you that any environmental assessments it has undertaken have revealed all potential environmental liabilities, that any prior owner or operator of the properties did not create any material environmental condition not known to FSP Corp., or that an environmental condition does not otherwise exist as to any one or more of the properties that could have a material adverse effect on FSP Corp.'s financial condition or results of operations. In addition, FSP Corp. cannot assure you that:

      o future laws, ordinances or regulations will not impose any material environmental liability;

      o the current environmental conditions of FSP Corp.'s properties will not be affected by the condition of properties in the vicinity of such properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to FSP Corp.;

      o the current environmental conditions of FSP Corp.'s properties will not be affected by toxic mold, bacteria or other environmental pollutants that could affect indoor air quality or pose a threat to human health; or

      o tenants will not violate their leases by introducing hazardous or toxic substances into the FSP Corp.'s properties that could expose FSP Corp. to liability under federal or state environmental laws.

FSP Corp. is subject to compliance with the Americans With Disabilities Act and fire and safety regulations which could require FSP Corp. to make significant capital expenditures.

      All of FSP Corp.'s properties are required to comply with the Americans With Disabilities Act, and the regulations, rules and orders that may be issued thereunder (the "ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to persons with disabilities. Compliance with ADA requirements might require, among other things, removal of access barriers and noncompliance could result in the imposition of fines by the U.S. government, or an award of damages to private litigants. In addition, FSP Corp. will be required to operate its properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to FSP Corp.'s properties. Compliance with such requirements may require FSP Corp. to make substantial capital expenditures, which expenditures would reduce cash otherwise available for distribution to its stockholders.

There are significant conditions to FSP Corp.'s obligation to redeem shares of FSP Common Stock, and any such redemption will result in the stockholders tendering shares receiving less than their fair market value.

      Under FSP Corp.'s redemption plan, it is only obligated to use its best efforts to redeem shares of FSP Common Stock from stockholders wishing to have them redeemed. There are significant conditions to FSP Corp.'s obligation to redeem shares of FSP Common Stock, including:

      o FSP Corp. cannot be insolvent or be rendered insolvent by the redemption;

      o     redemption cannot impair the capital or operations of FSP Corp.;

      o the redemption cannot contravene any provision of federal or state securities laws;

      o the redemption cannot result in FSP Corp.'s failing to qualify as a REIT; and

      o FSP Corp.'s management must determine that the redemption is in FSP Corp.'s best interests.

      Any redemption effected by FSP Corp. under this plan would result in the stockholders tendering shares of FSP Common Stock receiving 90% of the fair market value, as determined by the FSP Board in its sole and absolute discretion, of such shares and not their full fair market value.

FSP Corp. may lose capital investment or anticipated profits if an uninsured event occurs.

      FSP Corp. will carry or cause its tenants to carry comprehensive liability, fire and extended coverage with respect to each of the properties owned by FSP Corp., with policy specification and insured limits customarily carried for similar properties. There are, however, certain types of losses, such as from wars, terrorism, pollution or earthquakes, that may be either uninsurable or not economically insurable (although the properties located in California all have earthquake insurance). Should an uninsured material loss occur, FSP Corp. could lose both its capital invested in the property and anticipated profits.

Provisions in FSP Corp.'s organizational documents may prevent changes in control.

      FSP Corp.'s Articles of Incorporation (the "Articles") and Bylaws (the "Bylaws") contain provisions, described below, which may have the effect of discouraging a third party from making an acquisition proposal for FSP Corp. and may thereby inhibit a change of control of FSP Corp. under circumstances that could give the holders of shares of FSP Common Stock the opportunity to realize a premium over the then-prevailing market prices.

      Ownership Limits. In order for FSP Corp. to maintain its qualification as a real estate investment trust, the holders of FSP Common Stock will be limited to owning, either directly or under applicable attribution rules of the Internal Revenue Code, no more than 9.8% of the lesser of the value or the number of equity shares of FSP Corp., and no holder of FSP Common Stock will be able to acquire or transfer shares that would result in FSP Corp. being beneficially owned by fewer than 100 persons. Such ownership limit may have the effect of preventing an acquisition of control of FSP Corp. without the approval of the FSP Board. Moreover, FSP Corp. will have the right to redeem any shares of FSP Common Stock that are acquired or transferred in violation of these provisions at the market price. In addition, the Articles give the FSP Board the right to refuse to give effect to the acquisition or transfer of shares by a stockholder in violation of these provisions.

      Staggered Board. The FSP Board is divided into three classes. The terms of these classes will expire in 2003, 2004 and 2005, respectively. Directors of each class are elected for a three-year term upon the expiration of the initial term of each class. The staggered terms for directors may affect the stockholders' ability to effect a change in control of FSP Corp. even if a change in control were in the stockholders' best interests.

      Preferred Stock. The Articles authorize the FSP Board to issue up to 20,000,000 shares of preferred stock, par value $.0001 per share (the "Preferred Stock"), and to establish the preferences and rights of any such shares issued. The issuance of Preferred Stock could have the effect of delaying or preventing a change in control of FSP Corp. even if a change in control were in the stockholders' best interest.

      Increase of Authorized Stock. The FSP Board, without any vote or consent of the stockholders, may increase the number of authorized shares of any class or series of stock or the aggregate number of authorized shares FSP Corp. has authority to issue. The ability to increase the number of authorized shares and issue such shares could have the effect of delaying or preventing a change in control of FSP Corp. even if a change in control were in the stockholders' best interest.

      Amendment of Bylaws. The FSP Board has the sole power to amend the Bylaws. This power could have the effect of delaying or preventing a change in control of FSP Corp. even if a change in control were in the stockholders' best interests.

      Stockholder Meetings. The Bylaws require advance notice for stockholder proposals to be considered at annual meetings of stockholders and for stockholder nominations for election of directors at special meetings of stockholders. The Bylaws also provide that stockholders entitled to cast more than 50% of all the votes entitled to be cast at a meeting must join in a request by stockholders to call a special meeting of stockholders. These provisions could have the effect of delaying or preventing a change in control of FSP Corp. even if a change in control were in the best interests of the stockholders.

      Supermajority Votes Required. The Articles require the affirmative vote of the holders of no less than 80% of the shares of capital stock outstanding and entitled to vote in order (i) to amend the provisions of the Articles relating to the classification of directors, removal of directors, limitation of liability of officers and directors or indemnification of officers and directors or (ii) to amend the Articles to impose cumulative voting in the election of directors. These provisions could have the effect of delaying or preventing a change in control of FSP Corp. even if a change in control were in the stockholders' best interest.

There is no public trading market for FSP Corp.'s securities.

      There is no public trading market for the FSP Common Stock. FSP Corp. cannot assure you that any market will develop or that there will be any liquidity in a market for the FSP Common Stock.

The consummation of FSP Corp.'s proposed acquisitions by merger would substantially dilute its existing stockholders.

      If the mergers contemplated by the Merger Agreement are consummated, the percentage ownership and voting power of FSP Corp.'s stockholders would be reduced to approximately 50% of what they currently are.

The consummation of FSP Corp.'s proposed acquisitions by merger would result in an increased level of voting control for FSP Corp.'s officers and directors.

      If the mergers contemplated by the Merger Agreement are consummated, the ownership of the officers and directors will increase from 15.04% of FSP Corp. to 19.06% of FSP Corp., and Messrs. Barry Silverstein and Dennis J. McGillicuddy, directors of FSP Corp., will own 10.68% and 5.21% of FSP Corp., respectively. The greater concentration of ownership in the officers and directors of FSP Corp. might make it easier for the FSP Board, or management, to obtain in the future shareholder approval of corporate actions or election of FSP Corp.'s nominees as directors.

Item 2. Properties.

      Set forth below is information regarding our properties as of December 31, 2002:

                                                   Sponsored                                       Approx.
                                    Sponsored     Partnership                           Percent    Number
                                  Partnership's    Date of     Number      Approx.     Leased as     of
Property Location                Purchase Price    Purchase   of Units   Square Feet  of 12/31/02  Tenants   Major Tenant(s)(1)
-----------------                --------------    --------   --------   -----------  -----------  -------   ------------------

Apartments

3919 Essex Lane                  $  10,100,000     6/30/93       135      118,800      over 95%      135    None - Apts.
Houston, TX (2)

3231 Allen Parkway               $  10,700,000     8/11/94       159      129,000      over 95%      159    None - Apts.
Houston, TX (2)

4041 Weslayan & Law              $   4,200,000     4/29/97        84       70,500      over 95%       84    None - Apts.
Houston, TX (2) (5)

7250 Perkins Road                $  18,000,000     10/16/98      264      223,800      over 95%      264    None - Apts.
Baton Rouge, LA (3)

                                 -------------                   ---      -------
Total Apartments                 $  43,000,000                   642      542,100
                                 -------------                   ---      -------

Office

451 Andover Street North         $   8,000,000      6/1/96                 92,000      over 95%       40    Pentucket
Andover, MA (2)                                                                                             Medical

1515 Mockingbird Lane            $   6,850,000      7/1/97                110,600           79%       80    Primary Physicians Care
Charlotte, NC (2)

33 & 37 Villa Road               $  10,550,000      3/1/98                143,800           63%       40    Home Gold
Greenville, SC (2)

4995 Patrick Henry Dr.           $   6,800,000     12/1/97                 40,300          100%        1    Agere
Santa Clara, CA (2)

678-686 Hillview Drive           $   4,862,500      3/9/99                 36,300          100%        1    Headway Technologies
Milpitas, CA (3)

5751-5771 Copley Drive           $  15,400,000     3/12/99                101,700          100%        3    XO, Nextel,
San Diego, CA (3)                                                                                           Allegiance, AON
                                                                                                            Service Corp. and MD3,
                                                                                                            Inc.

81 Blue Ravine                   $   5,700,000     9/27/99                 47,000          100%        1    Cardinal Health
Folsom, CA (4)

18000 W. Nine Mile Rd.           $  14,950,000     9/30/99                212,500           85%        6    IBM
Southfield, Michigan (4)

11211 Taylor Draper Lane,        $  10,000,000     12/29/99                68,600          100%        6    Columbia Universal
Austin, Texas (4)                                                                                           Life Insurance Co.

7130-7150 Columbia Gateway Dr.   $  19,850,000     12/20/99               188,800           94%        7    Columbia National,
Columbia, MD (4)                                                                                            Avnet, EVI and Nextira


                                                   Sponsored                                       Approx.
                                    Sponsored     Partnership                           Percent    Number
                                  Partnership's    Date of     Number      Approx.     Leased as     of
Property Location                Purchase Price    Purchase   of Units   Square Feet  of 12/31/02  Tenants   Major Tenant(s)(1)
-----------------                --------------    --------   --------   -----------  -----------  -------   ------------------
10 Lyberty Way                   $   9,100,000     5/23/00                104,700          100%        1    Lucent Technologies
Westford, MA (4)

                                 -------------                          ---------
Total Office                     $ 112,062,500                          1,146,300
                                 -------------                          ---------

Industrial

One Technology Dr.               $   9,175,000     12/1/95                188,000          100%        1    Alliant Foodservice
Peabody, MA (2)

8730 Bollman Place               $   5,600,000     12/14/99                99,000            0%        0    Vacant
Savage (Jessup), MD (4)          -------------                          ---------

Total Industrial                 $  14,775,000                            287,000

                                 =============                  ===     =========
Grand Total                      $ 169,837,500                  642     1,975,400
                                 =============                  ===     =========

(1) Major tenants are tenants who occupy 10% or more of the space in an individual property.
(2)   Merged into FSP Corp. on January 1, 1999.
(3)   Merged into FSP Corp. on January 1, 2000.
(4)   Merged into FSP Corp. on October 1, 2000.
(5) The property owned by this Sponsored Partnership was sold on February 7, 2003.

      All of the properties listed above are or were owned by FSP Corp. None of our properties are subject to any mortgage loans. We have no material undeveloped or unimproved properties, and we have no proposed programs for the renovation, improvement or development of any of our properties. We believe that our properties are adequately covered by insurance as of December 31, 2002.

Item 3. Legal Proceedings.

      From time to time, FSP Corp. is subject to legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, FSP Corp. believes that the final disposition of such matters will not have a material adverse effect on the FSP Corp.'s financial position, cash flows or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 4A. Directors and Executive Officers of FSP Corp.

      The following table sets forth the names, ages and positions of all directors and executive officers of FSP Corp.

         Name                           Age             Position
         ----                           ---             --------

George J. Carter (5)                    54   President, Chief Executive Officer
                                             and Director

Barbara J. Corinha  (1),(2),(4),(6)     47   Vice President, Chief Operating
                                             Officer, Treasurer, Secretary and
                                             Director

R. Scott MacPhee                        45   Executive Vice President

Richard R. Norris (5)                   59   Executive Vice President and
                                             Director

William W. Gribbell                     43   Executive Vice President

Janet Prier Notopoulos (1),(3)          55   Vice President and Director

Barry Silverstein (2),(4)               69   Director

Dennis J. McGillicuddy (2),(3)          61   Director

----------
(1)   Member of the Audit Committee
(2)   Member of the Compensation Committee
(3)   Class I Director
(4)   Class II Director
(5)   Class III Director
(6) Ms. Corinha is responsible for FSP Corp.'s accounting and financial reporting functions.

      George J. Carter, age 54, is President, Chief Executive Officer and a Director of FSP Corp. and is responsible for all aspects of the business of FSP Corp. and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. Prior to the Conversion, he was President of the General Partner and was responsible for all aspects of the business of the FSP Partnership and its affiliates. From 1992 through 1996 he was President of Boston Financial Securities, Inc. ("Boston Financial"). Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing of First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.). Mr. Carter is a NASD General Securities Principal (Series 24) and holds a NASD Series 7 general securities license.

      Barbara J. Corinha, age 47, is the Vice President, Chief Operating Officer, Treasurer, Secretary and a Director of FSP Corp. In addition, Ms. Corinha has as her primary responsibility, together with Mr. Carter, the management of all operating business affairs of FSP Corp. and its affiliates. Ms. Corinha is also responsible for FSP Corp.'s accounting and financial reporting functions. Prior to the Conversion, Ms. Corinha was the Vice President, Chief Operating Officer, Treasurer and Secretary of the General Partner. From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial. Prior to joining Boston Financial, Ms. Corinha served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group. From 1979 through 1986, Ms. Corinha worked at First Winthrop Corporation in administrative and management capacities; including Office Manager, Securities Operations and Partnership Administration. Ms. Corinha attended Northeastern University and the New York Institute of Finance. Ms. Corinha is a NASD General Securities Principal (Series
24). She also holds other NASD supervisory licenses including Series 4 and Series 53, and a NASD Series 7 general securities license.

      R. Scott MacPhee, age 45, is an Executive Vice President of FSP Corp. and has as his primary responsibility the direct equity placement of the Sponsored Entities. Prior to the Conversion, Mr. MacPhee was an Executive Vice President of the General Partner. From 1993 through 1996 he was an executive officer of Boston Financial. From 1985 to 1993 Mr. MacPhee worked at Winthrop Financial Associates. Mr. MacPhee attended American International College. Mr. MacPhee holds a NASD Series 7 general securities license.

      Richard R. Norris, age 59, is an Executive Vice President and a Director of FSP Corp. and has as his primary responsibility the direct equity placement of the Sponsored Entities. Prior to the Conversion, Mr. Norris was an Executive Vice President of the General Partner. From 1993 through 1996 he was an executive officer of Boston Financial. From 1983 to 1993 Mr. Norris worked at Winthrop Financial Associates. Prior to that, he worked at Arthur Young & Company (subsequently named Ernst & Young through a merger). Mr. Norris is a graduate of Bowdoin College (B.A.) and Northeastern University (M.S.). Mr. Norris holds a NASD Series 7 general securities license.

      William W. Gribbell, age 43, is an Executive Vice President of FSP Corp. and has as his primary responsibility the direct equity placement of the Sponsored Entities. Prior to the Conversion, Mr. Gribbell was an Executive Vice President of the General Partner. From 1993 through 1996 he was an executive officer of Boston Financial. From 1989 to 1993 Mr. Gribbell worked at Winthrop Financial Associates. Mr. Gribbell is a graduate of Boston University (B.A.). Mr. Gribbell holds a NASD Series 7 general securities license.

      Janet Prier Notopoulos, age 55, is a Vice President and a Director of FSP Corp. and President of FSP Property Management and has as her primary responsibility the oversight of the management of the real estate assets of FSP Corp. and its affiliates. Prior to the Conversion, Ms. Notopoulos was a Vice President of the General Partner. Prior to joining the FSP Partnership in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients. From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company. Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar. Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

      Barry Silverstein, age 69, is a Director and a member of the Compensation Committee. Mr. Silverstein took his law degree from Yale University in 1957 and subsequently held positions as attorney/officer/director of various privately-held manufacturing companies in Chicago, Illinois. After selling those interests in 1964, he moved to Florida to manage his own portfolio and to teach at the University of Florida Law School. In 1968, Mr. Silverstein became the principal founder and shareholder in Coaxial Communications, a cable television company. Initially operating in small, rural communities in the southeast, Coaxial expanded its operations to Columbus, Ohio, the suburbs of Cincinnati, Ohio, and St. Paul, Minnesota, as well as smaller systems in West Virginia, Kentucky and Illinois. In 1998 and 1999, Coaxial sold its cable systems, and Mr. Silverstein retired from the cable television business.

      Dennis McGillicuddy, age 61, is a Director and the Chairman of the Compensation Committee. Mr. McGillicuddy graduated from the University of Florida with a B.A. degree and in 1966 he graduated from the University of Florida Law School with a J.D. degree. In 1968, Mr. McGillicuddy joined Barry Silverstein in founding Coaxial Communications, a cable television company. Initially operating in small, rural communities in the southeast, Coaxial expanded its operations to Columbus, Ohio, the suburbs of Cincinnati, Ohio, and St. Paul, Minnesota, as well as smaller systems in West Virginia, Kentucky and Illinois. In 1998 and 1999, Coaxial sold its cable systems, and Mr. McGillicuddy retired from the cable television business. Mr. McGillicuddy has served on the boards of various charitable organizations. He is currently president of the Board of Trustees of Florida Studio Theater, a professional non-profit theater organization. Also, Mr. McGillicuddy is an officer and board member of The Florida Winefest and Auction Inc., a Sarasota-based charity, which provides funding for programs of local charities that deal with disadvantaged children and their families.

      Each of the above executive officers has been a full-time employee of FSP Corp. or its predecessor for the past five fiscal years.

      There are no family relationships among any of the executive officers and directors.

PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.

      There is no established public trading market for FSP Common Stock. The fair market value of FSP Common Stock as determined by the FSP Board was $14.75 per share as of December 31, 2002.

      As of March 15, 2003, there were 740 holders of record of FSP Common Stock. This computation is based upon the number of record holders reflected in the corporate records of FSP Corp.

      FSP Corp. has declared a dividend of $0.31 per share of FSP Common Stock payable to stockholders of record as of January 24, 2003. Set forth below are the distributions per FSP Unit that the FSP Partnership or dividends per share of FSP Common Stock that FSP Corp., as the case may be, made in each quarter since the quarter ended March 31, 2000.

                               Distribution Amount Per FSP Unit or Dividend
                                            Amount Per Share of
         Quarter Ended                       FSP Common Stock
         -------------                       ----------------

            3/31/00                                $0.23
            6/30/00                                $0.24
            9/30/00                                $0.25
           12/31/00                                $0.26
            3/31/01                                $0.27
            6/30/01                                $0.28
            9/30/01                                $0.29
           12/31/01                                $0.30
            3/31/02                                $0.31
            6/30/02                                $0.31
            9/30/02                                $0.31
           12/31/02                                $0.31
            3/31/03                                $0.31

      While not guaranteed, FSP Corp. expects that cash dividends on FSP Common Stock comparable to FSP Corp.'s most recent quarterly dividend will continue to be paid in the future.

      On January 1, 2002, in connection with the Conversion, FSP Corp. issued an aggregate of 24,586,249 shares of FSP Common Stock to the general and limited partners of the Partnership pursuant to an exemption from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act. FSP Corp. bases its belief that such transaction had the benefit of these exemptions on the fact that no general solicitation was conducted and on information furnished in investor questionnaires and representations made by the limited partners of the Partnership as to their status as accredited investors.

Item 6. Selected Financial and Other Data.

      The following selected financial information is derived from the historical consolidated financial statements of the FSP Partnership and FSP Corp. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 and with the FSP Partnership's and FSP Corp.'s consolidated financial statements and related notes thereto included in Item 8.

                                                            Year Ended December 31,
                                              ----------------------------------------------------
                                                 2002      2001       2000       1999       1998
                                              --------   --------   --------   --------   --------
(In thousands, except per unit or
share amounts)

Operating Data:
Total revenue .............................   $ 56,838   $ 55,052   $ 34,793   $ 18,048   $ 11,555
Net income (loss) .........................     27,312     25,368      8,914      1,139     (1,675)
Basic and diluted net income
  (loss) per limited and general
  partnership unit/share ..................       1.11       1.03       0.47       0.09      (0.88)
Distributions declared per
  unit/share outstanding (1) ..............       1.24       1.18       1.02       0.86       1.05

                                                               As of December 31,
                                              ----------------------------------------------------
                                                2002       2001       2000       1999       1998
                                              --------   --------   --------   --------   --------
Balance Sheet Data (at period end):
Total assets ..............................   $201,936   $204,117   $219,923   $190,486   $ 95,886
Total liabilities .........................      4,771      4,354     19,280     28,821      1,294
Minority interests in
  consolidated entities ...................         --         --         63     78,090     89,593
Total shareholders'/partners'
  capital .................................    197,165    199,763    200,580     83,575      4,999

(1) As a result of the Conversion, each FSP Unit was converted into one share of FSP Common Stock.

      The 2000 and 1999 financial statements reflect the merger of 17 Sponsored Partnerships. Prior to the applicable merger, the FSP Partnership owned a controlling general partner interest in the 17 Sponsored Partnerships--See Note 4 to the consolidated financial statements of FSP Corp. and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

      The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the Consolidated Financial Statements contained in the financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this annual report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that FSP Corp.'s forward-looking statements involve risks and uncertainty, including without limitation, changes in economic conditions in the markets in which FSP Corp. owns properties, changes in the demand by investors for investment in Sponsored REITs, the continuing impact of the events of September 11, 2001, risks of a lessening of demand for the types of real estate owned by FSP Corp., changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. See "Risk Factors" in Item 1A. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date this annual report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

      FSP Corp. operates in two business segments: investment banking services and rental operations. The first of these segments involves the provision of real estate investment and broker/dealer services that include: (a) the organization of Sponsored REITs in 2002, 2001 and 2000 and Sponsored Partnerships in 2000 and prior years, which were syndicated through private placements; (b) the acquisition of real estate on behalf of the Sponsored Entities; and (c) the sale of preferred stock in Sponsored REITs or limited partnership interests in the Sponsored Partnerships. The second segment involves the ownership of real property. The following table summarizes property owned by FSP Corp. at the three years ended December 31, 2002, 2001 and 2000.

                                                      December 31,
                                        ----------------------------------------
                                           2002            2001         2000
                                        ----------------------------------------
      Residential
          Number of Properties..........           4            4             4
          Number of Apartment Units.....         642          642           642

      Commercial
          Number of Properties..........          13           13            13
          Square Footage................   1,433,300    1,433,300     1,433,300

         As described in Note 4 to FSP Corp.'s financial statements, FSP Corp.'s predecessor-in-interest, the FSP Partnership, consummated three series of mergers. Prior to the consummation of the first series of mergers, the FSP Partnership operated in the segment of broker/dealer and real estate investment services. The first series of mergers added the real estate operations of certain Sponsored Partnerships to the FSP Partnership business. The nature of the FSP Partnership business was not changed by the second and third series of mergers.

      The mergers were accounted for as a purchase, whereby the assets and liabilities of the Sponsored Partnerships were recorded at their fair values and transaction costs were capitalized. In each merger the FSP Partnership acquired the minority interests in the Sponsored Partnerships. None of the merged Sponsored Partnerships was subject to debt financing and no debt was assumed or created at the time of the merger. The investors of the merged entities exchanged their interests for an interest in the FSP Partnership. There were no cash payments and no contingent payments.

      The acquisitions have affected FSP Corp. in that the real estate portfolio is more diverse, both geographically and with respect to property type and by tenant business, investment banking services account for a smaller percentage of FSP Corp.'s revenues, and FSP Corp. has a larger borrowing capacity.

      The following table sets forth the identity of each merged Sponsored Partnership, the date of its merger and the estimated value ascribed to that partnership without giving effect to the merger.

                                                     Estimated Value at
Merged Sponsored Partnership      Merger Date        Merger Date (in thousands)
----------------------------      -----------        --------------------------

Essex Lane                       January 1, 1999           $  11,339
FSP Apartment Properties         January 1, 1999              12,691
One Technology                   January 1, 1999              11,989
FSP North Andover                January 1, 1999               9,919
FSP Weslayan Oaks (1)            January 1, 1999               5,760
FSP Park Seneca                  January 1, 1999              10,126
FSP Santa Clara                  January 1, 1999               7,938
FSP Piedmont                     January 1, 1999              12,435

FSP Silverside                   January 1, 2000              19,063
FSP Hillview                     January 1, 2000               5,328
FSP Telecom                      January 1, 2000              16,814

FSP Southfield Centre            October 1, 2000              16,412
FSP Blue Ravine                  October 1, 2000               6,475
FSP Bollman Place                October 1, 2000               6,035
FSP Austin N.W.                  October 1, 2000              11,403
FSP Gateway Crossing             October 1, 2000              20,870
FSP Lyberty Way                  October 1, 2000              10,612

(1) The sale of the property owned by this Sponsored Partnership was consummated on February 7, 2003.

      During 2002, 2001 and 2000, FSP Corp. retained ownership interests in 17, ten and three Sponsored REITs, respectively, for nominal consideration in connection with the organization and syndication of such Sponsored REITs. However, FSP Corp. had completed the syndication of only 16 of the Sponsored REITs of which it retained ownership interests as of December 31, 2002. Additionally, as discussed above, the FSP Partnership's general partner interest in one Sponsored Partnership was exchanged for the common stock in a newly formed Sponsored REIT, in connection with this Sponsored Partnership's reorganization from a limited partnership to a REIT on January 1, 2001. FSP Corp.'s cost of its investment in the Sponsored REITs approximates its share of the underlying equity in the net assets of the REITs. Prior to the completion of the offering of the preferred shares of the Sponsored REITs, FSP Corp.'s share of net income in the Sponsored REITs was $519,000, $255,000, and $0, for the years ended December 31, 2002, 2001 and 2000, respectively. Subsequent to the completion of the offering of the preferred shares, FSP Corp. did not share in any of the Sponsored REITs' earnings for the years ended December 31, 2002, 2001 and 2000. There were no Sponsored REITs in 1999.

      Each Sponsored REIT was organized to acquire real estate property using the proceeds raised through a private offering of its preferred stock. The Sponsored REITs have not obtained and do not contemplate obtaining any long-term financing. The Sponsored REITs issued both common stock and preferred stock. The common stock is ultimately owned solely by FSP Corp. and, except for two non-management directors of FSP Corp., the preferred stock is owned by unaffiliated investors. Following consummation of the offerings, the preferred shareholders in each of the Sponsored REITs are entitled to 100% of the Sponsored REIT's cash distributions. As a common shareholder, FSP Corp. has no rights to the Sponsored REIT's cash distributions subsequent to the completion of the offering of the preferred shares. However, upon liquidation of a Sponsored REIT, FSP Corp. will be entitled to its percentage interest in any proceeds remaining after the preferred stockholders have recovered their investment. FSP Corp.'s percentage interest in each Sponsored REIT is less than 0.1%. The affirmative vote of the holders of a majority of the Sponsored REIT's preferred stockholders is required for any actions involving merger, sale of property, amendment to charter or issuance of additional capital stock. In addition, all of the Sponsored REITs allow the holders of more than 50% of the outstanding preferred shares to remove, without cause, and replace one or more members of that Sponsored REIT's board of directors.

Critical Accounting Policies

      FSP Corp. has certain critical accounting policies that are subject to judgments and estimates by FSP Corp. and uncertainties of outcome that affect the application of these policies. FSP Corp. bases its estimates on historical experience and on various other assumptions FSP Corp. believes to be reasonable under the circumstances. On an on-going basis, FSP Corp. evaluates its estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The material accounting policies that FSP Corp. believes are most critical to the understanding of its financial position and results of operations that require significant management estimates and judgments are discussed below.

Basis of Presentation

      The consolidated financial statements of FSP Corp. include the accounts of the FSP Partnership (as predecessor-in-interest to FSP Corp.), 17 Sponsored Partnerships and wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Prior to the mergers, the accounts of the Sponsored Partnerships have been consolidated into the FSP Partnership's financial statements under the principles of accounting applicable to investments in subsidiaries in accordance with SOP 78-9.

Real Estate Assets

      Real estate assets are stated at the lower of depreciated cost or fair value. The cost of buildings and improvements include the purchase price of property, legal fees and other acquisition costs. Typical capital improvements include new roofs, site improvements, various exterior building improvements and major renovations. Funding for capital improvements typically is provided by cash reserves.

      FSP Corp. periodically reviews its properties to determine if its carrying amounts will be recovered from future operating cash flows. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be "long-lived assets to be held and used" as defined by FAS 144 are considered on an undiscounted basis to determine whether an asset has been impaired, FSP Corp.'s established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If FSP Corp.'s strategy changes or market conditions otherwise dictate an earlier sale or disposal date, an impairment loss may be recognized. If FSP Corp. determines that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

      FSP Corp. classifies a property as "held for sale" upon the execution of a purchase and sale agreement provided that there are no significant contingencies to the sale and management believes that the sale or disposition is probable within one year. FSP Corp. reports the results of operations of its properties classified as discontinued operations in its statements of income if no significant continuing involvement exists after the sale or disposition.

      FSP Corp. typically retains a common stock ownership in a Sponsored REIT following a syndication, and earns an ongoing asset and/or property management fee; accordingly, transaction fee revenue and the results of operations are not classified as discontinued operations due to its continuing involvement.

Revenue Recognition

      Rental revenue is reported on a straight-line basis over the terms of the respective leases. Straight-line rent represents rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements.

      FSP Corp. maintains an allowance against straight-line rent for future potential tenant credit losses. The credit assessment is based on the estimated straight-line rental income that is recoverable over the term of the lease. The computation of this allowance is based on the tenants' payment history and current credit status. If FSP Corp.'s estimates of collectibility differ from the cash received, the timing and amount of its reported revenue would likely be impacted.

      Investment banking services revenue (Syndication and Transaction fees) from the syndication of Sponsored REITs is recognized pursuant to the provisions of Statement of Financial Standards No. 66 "Accounting for Sales of Real Estate", and Statement of Position 92-1 "Accounting for Real Estate Syndication Income". Revenue is recognized provided the criteria for sale accounting in SFAS 66 are met.

Depreciation expense

      FSP Corp. computes depreciation on its properties using the straight-line method based on an estimated useful life of 27.5 years for residential property and 39 years for non-residential property. The portion of the acquisition cost allocated between land and building for each property may vary based on estimated land value and other factors. FSP Corp. computes depreciation on building improvements on an estimated useful life of 15 to 39 years, and on furniture and fixtures on an estimated useful life of 5-7 years. The allocation of a property's acquisition costs to buildings and the determination of the asset's useful life are based on management's estimates.

Repairs and maintenance expenses

      Routine replacements and ordinary maintenance and repairs are expensed as incurred. Typical expense items include residential interior painting, landscaping, minor carpet replacements and residential appliances. The determination to expense an item rather than to capitalize and subsequently depreciate the item is based upon management's judgment of whether the repair extends the useful life of the asset. Funding for routine replacements, repairs and maintenance items are typically provided by cash flows from operating activities.

Recent Accounting Standards

      In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will be effective at the beginning of 2003. FSP Corp. has reviewed the provisions of SFAS 143 and believes that the impact of adoption will not be material to its financial position, results of operations and cash flows.

      In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. This Statement was effective at the beginning of 2002. The impact of adoption did not have a material impact on FSP Corp.'s financial position, results of operations and cash flows. FSP Corp. does not have any real estate assets that it considers "held for sale" at December 31, 2002.

      In April 2002, the FASB issued SFAS No. 145 "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections". This Statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement amends FASB No. 13, "Accounting for Leases". This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. This statement will be effective for FSP Corp.'s fiscal year ending December 31, 2003. FSP Corp. has reviewed the provisions of FASB 145 and believes that the impact of adoption will not be material to its financial position, results of operations and cash flow.

      In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This statement will be effective January 1, 2003. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," which in some cases required certain costs to be recognized before a liability was actually incurred. The adoption of this standard is not expected to have a material impact on FSP Corp.'s results of financial position, results of operations or cash flow.

      On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45") "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34". FIN 45 clarifies the requirements of SFAS No. 5 "Accounting for Contingencies", relating to a guarantors accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN 45 are effective for the Corporation as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. FSP Corp. has reviewed the provisions of FIN 45 and believes that the impact of adoption will not be material to its financial position, results of operations and cash flow.

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. The adoption of this standard is not expected to have a material impact on FSP Corp.'s results of financial position, results of operations or cash flow.

Financing and Other Commitments

      FSP Corp. has a revolving line of credit agreement with Citizens Bank providing for borrowings at FSP Corp.'s election up to $50.0 million. Borrowings under the line of credit bear interest at either the bank's base rate or a variable LIBOR rate, as defined. There were no borrowings by FSP Corp. outstanding under the line of credit at December 31, 2002. FSP Corp. is in compliance with all bank covenants required by this line of credit. The maturity date of the line of credit is June 23, 2003. It is FSP Corp.'s intention to seek to renew the line of credit when it matures.

      FSP Corp.'s commercial rental operations include the leasing of office buildings and industrial properties subject to leases with terms greater than one year. The leases thereon expire at various dates through 2012. Approximate future minimum rental income on non-cancelable operating leases as of December 31, 2002 are (in thousands): 2003 - $15,189; 2004 -$12,513; 2005 - $8,875; 2006
- $5,715; 2007 - $3,992 and $7,936 thereafter.

      FSP Corp. leases its corporate office space under a six-year operating lease that commenced in June 1999. The lease includes a base annual rent and additional rent for FSP Corp.'s share of taxes and operating costs. Approximate future minimum lease payments at December 31, 2002 are (in thousands): 2003 - $203; 2004 - $209; and 2005 - $97.

Investments in Non-consolidated Entities

      FSP Corp. typically retains a minimal common stock ownership interest in Sponsored REITs that it has organized. Subsequent to the completion of the offering of preferred shares of such Sponsored REITs, these ownership interests have virtually no economic benefit or risk. At December 31, 2002, 2001 and 2000, FSP Corp. had ownership interests in 17, ten and three Sponsored REITs, respectively. However, FSP Corp. sponsored only 16 of the Sponsored REITs for which it retained ownership interests as of December 31, 2002. During 1999 and 2000, FSP Corp. acquired 100% of the non-owned interests of the Sponsored Partnerships (through a series of mergers) that it had previously organized.

      Summarized financial information for the Sponsored REITs is as follows:

      (unaudited)                                 December 31,
      (in thousands)                     2002        2001        2000
                                      ----------------------------------

      Balance Sheet Data:
      Real estate, net                $ 385,907    $ 222,232    $ 56,565
      Other assets                       39,465       19,048       5,058
      Total liabilities                  (6,554)      (6,755)     (1,950)
                                      ----------------------------------
      Shareholders' equity            $ 418,818    $ 234,525    $ 59,673
                                      ==================================

      Operating Data:
      Rental revenues                 $  46,836    $  19,816    $  2,778
      Other revenues                        543          354         117
      Operating and maintenance
          Expenses                       14,191        5,973         948
      Depreciation and amortization       7,220        3,191         574
      Interest expense                   13,395        9,916       2,298
                                      ----------------------------------
      Net income (loss)               $  12,573    $   1,090    $   (925)
                                      ==================================

Results of Operations

      The following table shows the variance in dollars for FSP Corp.'s operations for the years ended December 31, 2002 and 2001, the years ended December 31, 2001 and 2000 and the years ended December 31, 2000 and 1999.

                                                         Variance in Dollars
 (in thousands)                                     For the Year Ended December 31,
                                              2002 and 2001  2001 and 2000  2000 and 1999
                                              -------------------------------------------
Revenue
     Rental revenue
     Rental income                            $   643          $  1,331          $  9,119
     Sponsored REIT revenue                       527               860                --
     Interest and Other                          (458)              (71)              771
                                              -------------------------------------------
         Total rental revenue                     712             2,120             9,890
                                              -------------------------------------------
     Investment Services Revenue
     Syndication fees                             720             8,964             3,592
     Transaction fees                             390             9,163             3,193
     Interest and Other                           (36)               12                70
                                              -------------------------------------------
         Total investment services revenue      1,074            18,139             6,855
                                              -------------------------------------------

         Total Revenue                          1,786            20,259            16,745
                                              -------------------------------------------

Expenses
     Rental expenses
     Rental operating expenses                   (560)              537             2,060
     Real estate taxes and insurance              230               427             1,025
     Depreciation and amortization                 51               196             1,350
     Selling and administration                  (225)              692            (1,137)
     Sponsored REIT expenses                      263               605                --
     Interest expense                              76               (42)              561
                                              -------------------------------------------
         Total rental expense                    (165)            2,415             3,859
                                              -------------------------------------------

     Investment services expenses
     Selling and administration                    91             1,464             1,621
     Commissions                                  299             3,103               788
     Depreciation and amortization                 98               (12)               32
     Shares/units issued as compensation       (1,140)             (556)            2,300
                                              -------------------------------------------
         Total investment services expenses      (652)            3,999             4,741
                                              -------------------------------------------

         Total expenses                          (817)            6,414             8,600
                                              -------------------------------------------

Income attributable to Minority Interests         (40)           (2,609)              370

Taxes on income                                   699                --                --
                                              -------------------------------------------

Net income                                    $ 1,944          $ 16,454          $  7,775
                                              ===========================================

Comparison of the year ended December 31, 2002 to the year ended
December 31, 2001

      FSP Corp. syndicated six Sponsored REITs with total gross proceeds of $210.1 million in 2002; an increase of $7.0 million compared to six Sponsored REITs syndicated in 2001 with total gross proceeds of $203.1 million. FSP Corp. owned seventeen properties in both years.

Revenue

      Total revenues increased $1.8 million, or 3.2%, to $56.8 million for the year ended December 31, 2002, as compared to $55.0 million for the year ended December 31, 2001.

      Income from rental operations was $29.9 million for the year ended December 31, 2002, an increase of $0.7 million, or 2.4%, compared to the year ended December 31, 2001. The increase is attributable to:

            o An increase in straight-line rent revenue of $0.9 million, relating to new or renewed leases during the year;

            o     An increase in reimbursable expenses of $0.5 million; and

            o An increase of $0.5 million in Sponsored REIT income relating to the revenues of the Sponsored REITs prior to syndication.

      The increase was offset by:

            o A decrease in income from leases of $0.7 million as a result of a rental allowance of $0.9 million given to a tenant as part of lease extension, partially offset by a net increase of $0.2 million in rents (less vacancies) in the remaining properties;

            o     A decrease in other lease income of $0.1 million; and

            o A decrease of $0.5 million in interest and other income primarily due to lower interest rates in 2002.

      Investment banking services revenue (Syndication and Transaction fees) was $26.8 million for the year ended December 31, 2002; an increase of $1.1 million, or 4.1%, compared to the year ended December 31, 2001. This increase is attributable to:

            o An increase in Syndication and Transaction fees of $1.1 million as a result of an increase of $7 million of gross proceeds from offerings of the Sponsored REITs; and

            o     No significant change in interest and other income.

Expenses

      Total expenses were $28.8 million for the year ended December 31, 2002, a decrease of $0.8 million, or 2.8%, compared to the year ended December 31, 2001.

         Expenses for rental operations were $17.2 million for the year ended December 31, 2002, a net decrease of $0.2 million, or 0.9%, compared to the year ended December 31, 2001. The decrease is attributable to:

            o A decrease in rental operating expenses of $0.6 million primarily attributable to costs associated with leasing activity in 2001 that did not repeat in 2002; and

            o A decrease in general and administrative expenses of $0.2 million, primarily attributable to reduced professional fees allocated to rental operations.

      The decrease was offset by:

            o An increase in real estate taxes and insurance of $0.2 million, as a result of tax rate increases on the existing properties and increases in the price and difficulty of obtaining insurance; and

            o An increase in Sponsored REIT expenses of $0.3 million primarily as a result of increased syndications in 2002 compared with 2001.

      There were no significant changes to depreciation and amortization expense or interest expense related to rental operations.

      Expenses for Investment banking services were $11.6 million for the year ended December 31, 2002, a net decrease of $0.6 million, or 5.3%, compared to the year ended December 31, 2001. The decrease is attributable to a decrease in expenses relating to shares/units issued as compensation of $1.1 million.

      The decrease was offset by:

            o An increase in selling and administrative expenses of $0.1 million, primarily attributable to the increase in syndication proceeds in 2002;

            o An increase in commission expense $0.3 million, attributable to the increase in syndication proceeds in 2002; and

            o An increase in depreciation and amortization expense of $0.1 million.

      There was no income applicable to minority interests in 2002.

      There was no tax on income in 2001. The tax rate for 2002 on the taxable REIT subsidiary was approximately 22%. This rate included certain benefits that will not occur in the future. FSP Corp. expects a tax rate of approximately 41% for the taxable REIT subsidiary in the future.

Comparison of the year ended December 31, 2001 to the year ended
December 31, 2000

      FSP Corp. syndicated six Sponsored REITs with total gross proceeds of $203.1 million in 2001, an increase of $95.5 million compared to the syndication in 2000 of three Sponsored REITs with total gross proceeds of $60.2 million and three Sponsored Partnerships with total gross proceeds of $47.1 million. The revenue associated with the syndication of the three Sponsored Partnerships in 2000 with total gross proceeds of $47.4 million has been eliminated in the consolidated statements of income. FSP Corp. owned seventeen properties in 2001 and sixteen properties for all of 2000 and one property for part of 2000.

Revenue

      Total revenues increased $20.3 million, or 58%, to $55.1 million for the year ended December 31, 2001, as compared to $34.8 million for the year ended December 31, 2000. Income from rental operations was $29.2 million for the year ended December 31, 2001.

      The increase in rental income of $2.1 million, or 7.8%, compared to the year ended December 31, 2000, is attributable to:

            o The acquisition of one commercial property in 2000, which contributed revenue for a full year in 2001, as compared with a partial year in 2000, resulting in $0.5 million in incremental revenues;

            o An increase in revenues of approximately $0.8 million as a result of rent increases on existing properties; and

            o An increase in revenues from the Sponsored REITs of $0.9 million resulting from the fact that there was no rental revenue from Sponsored REITs in 2000.

      The increase was offset by a decrease in interest income of less than $0.1 million.

      The increase in Investment banking services income (Syndication and Transaction fees) of $18.1 million, or 239%, compared to the year ended December 31, 2000, is attributable to the syndication of six Sponsored REITs (with aggregate gross proceeds of $203.1 million) in 2001 compared to the syndication of three Sponsored REITs (with aggregate gross proceeds of $60.2 million) in 2000.

      Interest and other income of $0.1 million was consistent with the previous year.

Expenses

      Total expenses increased $5.8 million, or 25%, to $29.0 million for the year ended December 31, 2001, as compared to $23.2 million for the year ended December 31, 2000.

      The increase in selling, general and administrative expenses of $2.2 million, or 70%, compared to the year ended December 31, 2000, is attributable to the extra costs associated with the syndication of six Sponsored REITS in 2001 (with aggregate gross proceeds of $203.1 million) compared to the syndication of six Sponsored Entities in 2000 (with aggregate gross proceeds of $107.6 million) including:

            o     An increase in payroll and related expenses of $1.5 million;

            o An increase in consulting and professional fees of approximately $0.6 million; and

            o     An increase in other costs of approximately $0.1 million.

      The increase in commission expense of $3.1 million, or 91%, compared to the year ended December 31, 2000 is attributable to the increase of syndication proceeds of approximately $95 million in 2001 as described above.

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

      The increase in real estate taxes and insurance expenses of $0.4 million, or 17%, compared to the year ended December 31, 2000, is primarily attributable to:

            o The acquisition of one commercial property in 2000, which incurred costs for a full year in 2001, as compared with a partial year in 2000, resulting in approximately $0.1 million in incremental expenses; and

            o Tax rate increases on FSP Corp.'s existing properties of approximately $0.3 million.

      There were no Sponsored REIT expenses in 2000.

      Interest expense of $0.8 million was consistent with the prior year.

      The decrease in minority interest expense of $2.6 million for the year ended December 31, 2001 compared to the minority interest for the year ended December 31, 2000 is a result of the mergers completed during the year ended December 31, 2000, as described in Note 4 to the financial statements.

Comparison of the year ended December 31, 2000 to the year ended
December 31, 1999

      FSP Corp. syndicated three Sponsored REITs in 2000 with total gross proceeds of $60.2 million, an increase of $52.4 million compared to the syndication of one unconsolidated partnership in 1999 with total gross proceeds of $7.8 million. The revenue associated with the syndication of three Sponsored Partnerships in 2000 with total gross proceeds of $47.4 million has been eliminated in the consolidated statements of income. The revenue associated with the syndication of five Sponsored Partnerships in 1999 with total gross proceeds of $57.1 million has been eliminated in the consolidated statements of income. FSP Corp. owned sixteen properties for a full year and one property for part of the year in 2000. FSP Corp. owned nine properties for a full year and seven properties for part of the year in 1999.

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

            o The acquisition of one commercial property in 2000, which contributed revenue for a partial year in 2000, as compared with no revenue in 1999, resulting in approximately $0.6 million in incremental revenues; and

            o An increase in revenue of approximately $0.5 million as a result of rent increases and other miscellaneous fees on existing properties.

      The increase in Investment banking services income (Syndication and Transaction fees) of $6.8 million, or 859%, compared to the year ended December 31, 1999, is attributable to the syndication of three Sponsored REITs in 2000 (with aggregate gross proceeds of $60.2 million) compared to the syndication of one Sponsored Partnership in 1999 (with aggregate gross proceeds of $7.8 million).

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

      The increase in selling, general and administrative expenses of $0.5 million, or 24%, compared to the year ended December 31, 1999, is attributable to the extra costs associated with the syndication of six Sponsored Entities (with aggregate gross proceeds of $107.6 million) in 2000 compared with the syndication of six Sponsored Entities (with aggregate gross proceeds of $64.9 million) in 1999 resulting from an increase in payroll and related expenses of $0.7 million, offset by decreases in other costs of approximately $0.2 million.

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

      The increase in depreciation and amortization expenses of $1.3 million or 44.8%, compared to the year ended December 31, 1999, is primarily attributable to:

            o The acquisition of seven commercial properties in 1999, which incurred depreciation and amortization expenses for a full year in 2000, as compared with a partial year in 1999, resulting in $1.2 million in incremental expenses; and

            o The acquisition of one commercial property in 2000, which incurred depreciation and amortization expenses for a partial year in 2000, as compared with no costs in 1999, resulting in approximately $0.1 million in incremental costs;

      The increase in real estate taxes and insurance expenses of $1.0 million or 70.8%, compared to the year ended December 31, 1999, is primarily attributable to:

            o The acquisition of seven commercial properties in 1999, which incurred costs for a full year in 2000, as compared with a partial year in 1999, resulting in approximately $0.8 million in incremental expenses; and

            o Tax rate increases on the existing properties of approximately $0.2 million.

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

Trends and Uncertainties

Rental Operations

      During the first six months of 2002, the apartment properties in Houston and Baton Rouge had to struggle to maintain occupancy and to raise rents in the face of the Enron and Andersen layoffs, but there was no material decrease in occupancy, and rents increased slightly. However, during the third and fourth quarters of the year, the occupancy and rents began to decline, in part due to seasonal variations and in part due to overall market conditions. In addition to the decline in overall market conditions, individual properties may suffer in the coming quarters as newly constructed competition in the neighborhood start to lease new units.

      During 2002, office vacancy rates in all of FSP Corp.'s major markets continued to increase, making it harder to increase rents or lease vacancies as they occurred. Unless there is a turnaround in the general economy in early 2003, these conditions are likely to remain, and vacancies may increase along with increased costs to lease the vacant space, including in the form of concessions, free rent, and other incentives. When the economy does recover, it is likely to recover unevenly with certain industry segments and geographic areas improving before others. Because of the diversity of FSP Corp.'s portfolio and the long-term nature of its office leases, the financial impact of any recovery or further deterioration may be slow to materialize and is difficult to predict.

      During 2002, FSP Corp. had mixed success in leasing vacancies that occurred due to normal lease expirations and as a result of unexpected vacancies that arose because of tenant bankruptcies. In some markets, such as Greenville, South Carolina and Charlotte, North Carolina, space that became vacant in 2001 is still partially vacant, and while new leases have been signed, other tenants continue to reduce their space needs or leave as their leases expire. In contrast, an early lease renewal was negotiated with the major tenant at the Southfield, Michigan property, and a new tenant leased most of a floor in the same building, even though market conditions in the area are softer than in previous years.

      There were no material lease expirations in 2002 except for a lease for 99,000 square feet, which expired on November 30, 2002, and was not renewed. FSP Corp. is actively marketing the space to potential users but has not leased the space and cannot predict when a tenant for the space will be found. The only year in which more than 10% of FSP Corp.'s square footage has leases expiring is 2004, during which leases with respect to more than 20% of FSP Corp.'s office square footage will expire. However, tenants whose leases are not scheduled to expire in the near future may go bankrupt, as they did in 2001 and 2002, and add to the vacancies, or leases scheduled to expire in 2004 may be renegotiated earlier.

      Real estate taxes are expected to increase in 2003 as municipalities try to compensate for lost revenue by raising tax rates or by taxing commercial property more heavily. Where possible, FSP Corp. intends to protest and file for tax abatements. However, it is not certain that those efforts will be successful.

      Insurance costs and deductibles have increased, and coverages have been eliminated across the real estate industry. When FSP Corp.'s policy was renewed in April 2002, its rates increased and coverage for terrorism was excluded from its master policy. FSP Corp. explored obtaining terrorism insurance for all of its properties before the new terrorism insurance bill was signed, but did not find it to be economically reasonable to do so, given that the portfolio does not contain high profile buildings or buildings in central business districts. As a result of the new terrorism bill, as of November 26, 2002, FSP Corp. obtained foreign terrorism coverage at a nominal cost. FSP Corp. is investigating the financial feasibility of obtaining domestic terrorism insurance in 2003. FSP Corp. intends to continue to investigate ways to keep the properties adequately insured at economically reasonable rates until the insurance markets return to a more normal state.

      In the course of owning and operating real estate, the potential exists for FSP Corp. to dispose of one or more properties in its portfolio. Market conditions in specific geographic locations could present FSP Corp. with the opportunity to realize significant capital appreciation in an asset's value. FSP Corp. maintains close attention to market conditions in all geographic locations where its properties are located.

Sale of Weslayan Oaks

      In February 2003, FSP Corp. completed the sale of its Weslayan Oaks apartment complex in Houston, Texas. The net selling price was approximately $6.2 million and FSP Corp. realized a gain of approximately $1.2 million on the sale.

Proposed Sale of Vacant Land in Southfield, Michigan

      An offer to sell a parcel of vacant land in Southfield, Michigan was accepted in December, but a purchase and sale agreement is still being negotiated and has not been signed.

Investment Services

      Unlike FSP Corp.'s real estate business, which provides a rental revenue stream which is ongoing and recurring in nature, FSP Corp.'s investment banking business is transactional in nature. Trends in 2002 were below expectations in terms of both the number of Sponsored REIT syndications completed and the amount of equity raised. Future business in this area is unpredictable.

      FSP Corp.'s acquisition executives are reporting some of the largest spreads between bid and ask prices for properties that they have seen in FSP Corp.'s history. The larger-than-normal spreads may be caused by differing views of the strength and timing of a national economic recovery as well as low interest rate carrying costs on debt-financed properties. Without the ability to acquire properties at attractive prices on behalf of Sponsored REITs, FSP Corp.'s investment banking activities may suffer.

      Further, FSP Corp. continues to rely solely on its in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time (i.e., investment in Sponsored REITs). While FSP Corp. continues to expand its in-house sales force, uncertainties always exist as to whether it is capable, either through FSP Corp.'s existing client base or through new clients, of raising the amount of capital invested in Sponsored REITs to achieve future performance objectives. Further setbacks in the stock market or the general economy could have negative effects, and while the tragic events of September 11, 2001 did not disrupt FSP Corp.'s transactional business unit significantly, further terrorist attacks, if they occur, may have a chilling effect on the willingness of investors to purchase interests in future Sponsored REITs.

Liquidity and Capital Resources as of December 31, 2002

      Cash and cash equivalents were $22.3 million and $24.3 million at December 31, 2002 and December 31, 2001, respectively. This decrease of $2.0 million is attributable to $30.5 million used for financing activities plus $2.6 million used for investing activities offset by $31.1 million provided by operating activities.

Operating Activities

      The cash provided by FSP Corp.'s operating activities of $30.5 million is primarily attributable to net income of $27.3 million plus the add-back of $5.5 million from non-cash activity less a $2.4 million net change in operating assets and liabilities.

Investing Activities

      FSP Corp.'s cash used for investing activities of $2.0 million is attributable to $1.2 million for the purchase of real estate assets, office computers and furniture and $0.8 million for a deposit on real estate investments.

Financing Activities

      FSP Corp.'s cash used by financing activities of $30.5 million is all attributable to distributions to shareholders.

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

Operating Activities

      FSP Corp.'s cash provided by operating activities of $33.4 million is primarily attributable to $32.0 million from operations, after addback of $6.6 million from non-cash expenses of which $4.8 million relates to depreciation and amortization and $1.7 million relates to equity based compensation, and to $1.5 million from the increase in accounts payable and accrued expenses, partially offset by a net change in other operating assets and liabilities of $0.1 million.

Investing Activities

      FSP Corp's cash provided by investing activities of $21.8 million is attributable to the decrease in investment of $16.7 million as a result of repayment of a mortgage loan by a Sponsored REIT and $5.3 million as a result of the redemption of marketable securities plus proceeds of $0.4 million received on the sale of land, offset by the purchase of $0.7 million of property and equipment.

Financing Activities

      FSP Corp.'s cash used by financing activities of $44.5 million is attributable to repayments of the line of credit of $16.5 million and cash distributions to partners of $27.9 million.

Liquidity and Capital Resources as of December 31, 2000

      Cash and cash equivalents were $13.7 million and $18.5 million at December 31, 2000 and 1999, respectively. This 25.9% decrease of $4.8 million is attributable to $31.1 million used in investing activities partially offset by $14.5 million provided by operating activities and $11.7 million provided by financing activities.

Investing Activities

      FSP Corp.'s cash used in investing activities of $31.1 million is primarily attributable to $16.7 million relating to advances to a Sponsored REIT which were subsequently repaid in February 2001; $9.9 million for the purchase of property and equipment, partially offset by proceeds of $0.9 million from the sale of land; and $5.3 million for the purchase of marketable securities.

Operating Activities

      FSP Corp.'s cash provided by operating activities of $14.5 million is primarily attributable to $18.5 million from operations, after addback of $9.5 million from non-cash expenses of which $4.6 million relates to depreciation and amortization, $2.3 million relates to equity based compensation, and $2.5 million relates to minority interests.

      The cash provided by operating activities is partially offset by $2.5 million from the decrease in accounts payable and accrued expenses and by $1.5 million from an aggregate net decrease in other operating assets and liabilities.

Financing Activities

      FSP Corp.'s cash provided by financing activities of $11.7 million is attributable to capital contributions of $39.8 million from the issuance of partnership units in connection with the acquisition by merger of three of the merged entities and borrowings under the line of credit of $16.5 million.

      The cash provided by financing activities is partially offset by repayments of the line of credit of $23.5 million and cash distributions to partners of $21.0 million.

Sources and Uses of Funds

      FSP Corp.'s principal demands for liquidity are cash for operations, dividends to equity holders, debt repayments and expenses associated with indebtedness. As of December 31, 2002, FSP Corp. had approximately $4.8 million in liabilities. FSP Corp. has no permanent, long-term debt. In the near term, liquidity is generated from funds from ongoing real estate operations and transaction fees and commissions received in connection with the sale of shares in Sponsored REITs.

      FSP Corp. maintains an unsecured line of credit through Citizens Bank. FSP Corp. has entered into a Master Promissory Note and Loan Agreement which provides for a revolving line of credit of up to $50 million. Borrowings under the loan bear interest at either the bank's base rate or a variable LIBOR rate. FSP Corp. typically uses the unsecured line of credit to provide each newly-formed Sponsored REIT with the funds to purchase a property. FSP Corp.'s loan agreement with the bank includes customary restrictions on property liens and requires compliance with various financial covenants. Financial covenants include maintaining minimum cash balances in operating accounts, tangible net worth of at least $140 million and compliance with other various debt and income ratios. FSP Corp. was in compliance with all covenants as of December 31, 2002.

      FSP Corp.'s real properties generate rental income to cover the ordinary, annual operating expenses of the properties and to fund distributions to equity holders. As of December 31, 2002, the rental income covered the expenses for each of FSP Corp.'s real properties. In addition to rental income, FSP Corp. maintains cash reserves that may be used to fund extraordinary expenses or major capital expenses. The cash reserves that were set aside when the Sponsored Partnerships that the FSP Partnership acquired were originally syndicated are in excess of the known needs for extraordinary expenses or capital improvements for the real properties for the next year. There are no external restrictions on these reserves, and they may be used for any corporate purpose.

      Although there is no guarantee FSP Corp. will be able to obtain the funds necessary for its future growth, FSP Corp. anticipates generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly-formed Sponsored REITs. With adequate reserves in place to cover extraordinary expenses or capital improvements, FSP Corp. believes that it has adequate funds for future needs. FSP Corp.'s ability to maintain or increase its level of distributions to stockholders, however, depends upon the level of interest on the part of investors in purchasing shares of Sponsored REITs and the level of rental income from FSP Corp.'s real properties.

Related Party Transactions

      FSP Corp. typically retains a non-controlling common stock ownership interest in Sponsored REITs that it has organized. These ownership interests have virtually no economic benefit or risk. At December 31, 2001 and 2000, FSP Corp. had ownership interests in ten and four Sponsored REITs, respectively. At December 31, 2002, FSP Corp. had ownership interests in 17 Sponsored REITs but had only completed the syndication of 16 of these Sponsored REITs. During 1999 and 2000, FSP Corp. acquired 100% of the non-owned interests of certain Sponsored Partnerships (through a series of mergers) that it had previously organized. Neither FSP Corp. nor any other related entity has an obligation to acquire the non-owned interests in any previously syndicated Sponsored REIT.

      At the request of FSP Corp., certain officers and directors of FSP Corp. serve as officers and directors of Sponsored REITs. All of FSP Corp.'s revenue from investment banking services derives from transactions involving the Sponsored REITs. The terms of the commissions and fees paid by the Sponsored REITs to FSP Corp. and the terms of the mortgage loans made by FSP Corp. to the Sponsored REITs accordingly were not the product of arms-length negotiations. FSP Corp., however, believes that such terms are no less favorable to FSP Corp. than it could have obtained from third parties in arms-length negotiations.

      FSP Corp. had an arrangement for Citizens Bank to provide loans to FSP Corp.'s senior officers for the purpose of paying income taxes on the issuance to them of shares of FSP Common Stock as compensation. Each borrower secured the loan by pledging shares of FSP Common Stock having an aggregate fair market value at the time of the loan of no less than twice the principal amount of the loan. FSP Corp. initially agreed to purchase from Citizens Bank any such loan on which the borrower defaults. Following the purchase of the loan, the FSP Partnership would have the same rights as Citizens Bank, including the right to foreclose on the pledged stock. In order to comply with the Sarbanes-Oxley Act of 2002, FSP Corp. informed Citizens Bank and its senior officers that it will no longer guarantee any future loans. As of December 31, 2002, all repurchase agreements have been terminated and FSP Corp. has no obligation relating to such loans from Citizens Bank to senior officers. FSP Corp. will not incur any other expenses or pay any amounts on behalf of its officers in connection with such loans from Citizens Bank to FSP Corp.'s senior officers.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      FSP Corp. was not a party to derivative financial instruments at or during the year ended December 31, 2002.

      FSP Corp. borrows from time to time upon its line of credit. These borrowings bear interest at a variable rate. As of December 31, 2002, $0 was outstanding under the line of credit. FSP Corp. uses the funds it draws on its line of credit only for the purpose of making interim mortgage loans to Sponsored REITs. These mortgage loans bear interest at the same variable rate payable by FSP Corp. under its line of credit. Therefore, FSP Corp. believes that it has mitigated its interest rate risk with respect to its borrowings.

Item 8. Financial Statements and Supplementary Data.

      The information required by this item is included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements in Item 15 of Part IV.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      The information required by this item has been previously reported by FSP Corp. on a Current Report on Form 8-K filed with the SEC on October 17, 2001.

PART III

Item 10. Directors and Executive Officers of the Registrant.

      The response to this item is contained in part under the caption "Directors and Executive Officers of FSP Corp. " in Part I of this Annual Report on Form 10-K.

Sections 16(a) Beneficial Ownership Reporting Compliance

      Based solely on its review of copies of reports filed by the directors and executive officers of FSP Corp. pursuant to Section 16(a) of the Exchange Act or written representations from certain persons required to file reports under
Section 16(a) of the Exchange Act that no Form 5 filing was required for such person, FSP Corp. believes that during 2002 all filings required to be made by its Reporting Persons were timely made in accordance with the requirements of the Exchange Act.

Item 11. Executive Compensation.

Summary Compensation

The following Summary Compensation Table sets forth certain information concerning the compensation for each of the last three fiscal years of (1) the Chief Executive Officer (the "CEO") of FSP Corp. as of December 31, 2002 and (2) the four most highly compensated executive officers (other than the CEO) whose total annual salary and bonus exceeded $100,000 and who were serving as executive officers at the end of 2002 (collectively, the "Named Executive Officers").

                                                             Annual Compensation(1)
                                                    -----------------------------------------
                                                                                 Other
                                          Fiscal                                 Annual          All Other
Name and Principal Position                Year     Salary        Bonus       Compensation(2)  Compensation(3)
---------------------------                ----     ------        -----       ---------------  ---------------

George J.  Carter .....................    2002   $120,000   $  255,000(4)          --               --
President and Chief Executive Officer      2001   $120,000   $  759,652(6)          --         $  815,585(5)
                                           2000   $120,000   $   40,746             --         $1,703,770(7)

Richard R.  Norris ....................    2002       --           --         $2,062,432       $    7,500(8)
Executive Vice President                   2001       --     $   21,428       $2,298,737       $  448,436(9)
                                           2000       --     $    5,453       $1,545,750       $  233,190(10)

R.  Scott MacPhee .....................    2002       --     $   13,640       $1,632,250       $  611,100(11)
Executive Vice President                   2001       --     $   11,023       $2,202,483       $  232,196(12)
                                           2000       --     $    4,329       $  981,338       $  186,360(13)

William W.  Gribbell ..................    2002       --           --         $1,331,975       $    7,000(8)
Executive Vice President                   2001       --     $    7,021       $  898,993       $  152,274(14)
                                           2000       --     $    2,176       $  701,358       $   96,680(15)

Barbara J.  Corinha ...................    2002   $ 75,000   $  285,000(16)         --         $    7,000(8)
Vice President, Chief Operating Officer,   2001   $ 60,000   $  287,974(17)         --         $   66,500(18)
Treasurer and Secretary                    2000   $ 60,000   $  191,200(19)         --         $   56,000(20)

(1) Amounts reported represent annual compensation paid to the Named Executive Officers by the FSP Partnership, FSP Corp.'s predecessor, for the fiscal years 2000 and 2001.

(2) Consists of brokerage commissions paid by FSP Investments in respect of the sale of securities of Sponsored REITs and Sponsored Partnerships.

(3) The FSP Partnership issued FSP Units to all executive officers in April 2000 and July 2001, valued at $10 per FSP Unit and $11.50 per FSP Unit, respectively, as part of their annual compensation. The valuations of $10 and $11.50 per FSP Unit were determined in good faith by the FSP General Partner, the general partner of the FSP Partnership. The value of $10 had been ascribed to each FSP Unit in connection with certain mergers that were effective January 1, 2000 in which the FSP Partnership acquired several of the limited partnerships whose offerings FSP Investments had previously sponsored, and no material changes in the financial condition or results of the FSP Partnership had occurred between that date and April 1, 2000. The value of $11.50 per FSP Unit was determined by the general partner based on the value ascribed to each FSP Unit in connection with certain mergers that were effective October 1, 2000 in which the FSP Partnership acquired several of the limited partnerships whose offerings FSP Investments had previously sponsored, and no material changes in the financial condition or results of the FSP Partnership had occurred between that date and July 1, 2001.

(4)   Represents a bonus accrued in 2002 and paid in 2003.

(5) Includes $800,000 in FSP Units, a $6,500 FSP Partnership contribution to a Simple IRA plan and $9,085 of life insurance.

(6)   Includes a bonus of $720,000 accrued in 2001 and paid in 2002.

(7) Includes $1,697,770 in FSP Units and a $6,000 FSP Partnership contribution to a Simple IRA plan.

(8)   Represents a contribution to a Simple IRA plan.

(9) Includes $423,320 in FSP Units, a $6,500 FSP Partnership contribution to a Simple IRA plan and $9,616 of life insurance.

(10) Includes $227,190 in FSP Units and a $6,000 FSP Partnership contribution to a Simple IRA plan.

(11) Consists of $604,100 in FSP Common Stock and a $7,000 contribution to a Simple IRA plan.

(12) Includes $222,400 in FSP Units, a $6,500 FSP Partnership contribution to a Simple IRA plan and $3,296 of life insurance.

(13) Includes $180,360 in FSP Units and a $6,000 FSP Partnership contribution to a Simple IRA plan.

(14) Includes $145,280 in FSP Units, a $6,500 FSP Partnership contribution to a Simple IRA plan and $494 of life insurance.

(15) Includes $90,680 in FSP Units and a $6,000 FSP Partnership contribution to a Simple IRA plan.

(16)  Represents a bonus accrued in 2002 and paid in 2003.

(17)  Represents a bonus accrued in 2001 and paid in 2002.

(18) Includes $60,000 in FSP Units and a $6,500 FSP Partnership contribution to a Simple IRA plan.

(19)  Represents a bonus accrued in 1999 and paid in 2000.

(20) Includes $50,000 in FSP Units and a $6,000 FSP Partnership contribution to a Simple IRA plan.

Option Grants, Option Exercises and Holdings

      No options or stock appreciation rights ("SARs") were granted to any of the Named Executive Officers during 2002. FSP Corp. does not have any outstanding stock options or SARs, and therefore, there were no stock options or SARs exercised by any of the Named Executive Officers during 2002.

      In July 2002, FSP Corp. issued 43,998.54 shares of FSP Common Stock to R. Scott MacPhee, an Executive Vice President of FSP Corp., pursuant to FSP Corp.'s 2002 Stock Incentive Plan. All other executive officers of FSP Corp., including executive officers who are also members of the FSP Board, who were also eligible for grants of stock awards requested that they not be considered for such grants due to the current economic climate and FSP Corp.'s current challenges in meeting those challenges for the remainder of fiscal 2002.

Employment Agreements

      FSP Corp. is not a party to any employment agreement with any of the Named Executive Officers.

Compensation of Directors

      None of FSP Corp.'s directors receives compensation for his or her services as a director. FSP Corp. reimburses Messrs. McGillicuddy and Silverstein for expenses incurred by them in connection with attendance at Board meetings.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee consists of Mr. McGillicuddy, Chairman, Ms. Corinha and Mr. Silverstein. No executive officer of FSP Corp. has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director or member of the Compensation Committee of FSP Corp.

Item 12. Security Ownership of Certain Beneficial Owners And Management.

Beneficial Ownership of Voting Stock

      The following table sets forth the beneficial ownership of FSP's Common Stock as of January 1, 2003 (1) by each director, (2) by each of the executive officers named in the Summary Compensation Table set forth below (the "Named Executive Officers") and (3) by all current directors and executive officers as a group. To FSP Corp.'s knowledge, no person or group beneficially owns more than five percent of the FSP Common Stock.

                                         Number of Shares       Percentage of
                                           Beneficially          Outstanding
                                            Owned (1)          Common Stock (2)
                                            ---------          ----------------

Barry Silverstein (3) ...............     1,148,878.50              4.66%
Dennis J. McGillicuddy (4)...........       990,325.75              4.02%
George J. Carter (5).................       775,239.35              3.15%
Richard R. Norris (6)................       256,891.63              1.04%
R. Scott MacPhee.....................       372,160.10              1.51%
William W. Gribbell..................       129,470.35                 *
Barbara J. Corinha...................        25,376.72                 *
Janet P. Notopoulos..................        12,282.61                 *
All current directors and executive
officers as a group (8 persons)......     3,710,625.01             15.04%

----------
* Less than 1%.

(1) FSP Corp. does not have any outstanding stock options or other securities convertible into FSP Common Stock. Each person has sole investment and voting power with respect to the shares indicated as beneficially owned, except as otherwise noted. The inclusion herein of shares as beneficially owned does not constitute an admission of beneficial ownership.

(2) Based upon approximately 24,630,247 shares outstanding as of January 1, 2003.

(3) Comprised of shares held by Silverstein Investments Limited Partnership III, JMB Family Limited Partnership and MSTB Family Limited Partnership. Mr. Silverstein is a limited partner of Silverstein Investments Limited Partnership III and is the General Partner of JMB Family Limited Partnership and MSTB Family Limited Partnership. Mr. Silverstein has power to vote all shares held by these partnerships.

(4) Comprised of shares held by McGillicuddy Investments Limited Partnership III and McGillicuddy Family Limited Partnership. Mr. McGillicuddy is a limited partner of McGillicuddy Investments Limited Partnership III and is the General Partner of McGillicuddy Family Limited Partnership and a limited partner through McGillicuddy Investments Limited Partnership III. Mr. McGillicuddy has power to vote all shares held by these partnerships.

(5) Comprised of shares held by Mr. Carter and his spouse, Judith I. Carter, with whom Mr. Carter shares investment and voting power.

(6) Includes 245,910.13 shares of FSP Common Stock owned by the Richard R. Norris Living Trust and 5,318.00 shares of FSP Common Stock owned by the Karen C. Norris Living Trust, which Mr. Norris may be deemed to beneficially own. Also includes 5,663.50 shares of FSP Common Stock owned by Gretchen D. Norris as to which Mr. Norris has power of attorney but as to which Mr. Norris disclaims beneficial ownership. Mr. Norris has power to vote all shares other than 7,988 shares of FSP Common Stock held by the Karen C. Norris Living Trust.

Equity Compensation Plan Information

      The following table provides information about FSP Common Stock that may be issued under all of FSP Corp.'s equity compensation plans as of January 1, 2003. FSP Corp. only has one equity compensation plan, the 2002 Stock Incentive Plan. FSP Corp.'s stockholders approved this plan in May 2002.

                                                                                                         (c)
                                                                                                 Number of Securities
                                                                                                 Available for Future
                                                  (a)                          (b)              Issuance Under Equity
                                      Number of Securities to be    Weighted-Average Exercise     Compensation Plans
                                        Issued Upon Exercise of       Price of Outstanding      (Excluding Securities
                                         Outstanding Options,               Options,                Reflected in
         Plan Category                 Warrants and Rights(1)(2)       Warrants and Rights         Column(a)(1)(2)
         -------------                 -------------------------       -------------------         ---------------

Equity Compensation Plans
Approved by Security Holders .....            None (3)                        N/A                   1,956,001.46

Equity Compensation Plans Not
Approved by Security Holders .....            None                            N/A                            N/A
                                              ----                            ---                   ------------

Total ............................            None                            N/A                   1,956,001.46
                                              ====                            ===                   ============

(1) The number of shares is subject to adjustments in the event of stock splits and other similar events.

(2) The 2002 Stock Incentive Plan provides for the granting of awards consisting of shares of FSP Common Stock without reference to vesting periods.

(3) An aggregate of 43,998.54 shares of FSP Common Stock were issued to R. Scott MacPhee, an Executive Vice President of FSP Corp., in July 2002 under the 2002 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions.

      Messrs. Carter, MacPhee, Norris and Gribbell and Mses. Corinha and Notopoulos, each of whom is an executive officer of FSP Corp., serve, at the request of FSP Corp., as executive officers and, except for Ms. Notopoulos, directors of each of the Sponsored REITs. None of such persons receives any remuneration from the Sponsored REITs for such service.

      FSP Investments, a wholly owned subsidiary of FSP Corp., provides syndication and real estate acquisition advisory services for the Sponsored REITs. Fees from Sponsored REITs for property acquisition services amounted to approximately $3,082,000 and $1,005,000 for the years ended December 31, 2001 and 2002, respectively. Sales commissions earned from the sale of Sponsored REIT preferred shares amounted to approximately $13,000,000 and $13,720,000 for the years ended December 31, 2001 and 2002, respectively.

      During 2001 and 2002, FSP Corp. provided interim financing for the purchase of certain Sponsored REIT properties prior to completion of the Sponsored REITs' private equity offerings. The Sponsored REITs paid FSP Corp. financing commitment fees of approximately $9,618,000 and $12,081,000 for the years ended December 31, 2001 and 2002, respectively. Interest income earned from the Sponsored REITs amounted to approximately $549,000 and $429,000 for the years ended December 31, 2001 and 2002, respectively. The interest rate charged by FSP Corp. to the Sponsored REITs is equal to the interest rate paid by FSP Corp. to Citizens Bank for borrowings under its line of credit. Therefore, FSP Corp. does not realize any significant profit from interest on the loans. All loans to Sponsored REITs were evidenced by promissory notes and were paid in full upon closing of the applicable Sponsored REIT's private equity offering during 2001 or 2002. In addition, one loan which was made to a Sponsored REIT during 2000 and was outstanding at December 31, 2000, was paid in full during 2001. The following table summarizes these interim financing transactions:


                                                          Total
                                                        Financing                                          Amount
                        Original                        Commitment       Interest                       Outstanding
                       Principal         Average       Fees Earned     Income Earned      Date of          as of
 Date of Loan        Amount of Note   Interest Rate    by FSP Corp.    by FSP Corp.      Repayment   December 31, 2002
 ------------        --------------   -------------    ------------    ------------      ---------   -----------------

    12/14/00          $16,500,000        8.93%           $669,500       $56,116          02/01/01           $0
    03/02/01          $21,000,000        8.42%           $965,625       $76,758          03/30/01           $0
    05/24/01          $42,150,000        6.57%         $1,931,250      $128,362          06/28/01           $0
    09/13/01          $16,000,000        6.58%         $1,150,000       $15,665          09/17/01           $0
    09/14/01          $39,000,000        6.22%         $2,760,000      $227,227          11/01/01           $0
    12/04/01          $30,150,000        5.56%         $2,141,875       $44,806          12/14/01           $0
    03/01/02          $20,360,000        4.75%         $1,437,500        $8,059          03/06/02           $0
    04/23/02          $17,000,000        4.75%         $1,184,500       $18,371          05/01/02           $0
    05/22/02          $32,250,000        4.75%         $2,300,000       $96,960          06/27/02           $0
    06/03/02          $22,300,000        4.75%         $1,581,250       $78,123          08/01/02           $0
    08/26/02          $26,000,000        4.75%         $1,920,500       $28,886          09/03/02           $0
    09/29/02          $51,500,000        4.50%         $3,657,000      $240,445          12/23/02           $0

      Total asset management fee income from the Sponsored REITs amounted to approximately $150,000 and $315,000 for the years ended December 31, 2001 and 2002, respectively. Asset management fees are approximately 1% of collected rents for both periods.

      Aggregate fees charged to the Sponsored REITs amounted to approximately $26,399,000 and $27,235,000 for the years ended December 31, 2001 and 2002, respectively.

      FSP Corp. had arranged for Citizens Bank to provide a line of credit for FSP Corp.'s senior officers in the maximum aggregate amount of $3,000,000. The borrowings under this line of credit were for the purpose of paying income taxes on equity interests in FSP Corp. issued to such senior officers as compensation. Each borrower secured the loan by pledging shares of FSP Common Stock having an aggregate fair market value at the time of the loan of no less than twice the principal amount of the loan. FSP Corp. initially agreed to purchase from Citizens Bank any loan on which the borrower defaults. Following the purchase of the loan, FSP Corp. would have the same rights as Citizens Bank, including the right to foreclose on the pledged stock or to recover the outstanding amount of the loan from the officer/borrower. In order to comply with the Sarbanes-Oxley Act of 2002, FSP Corp. informed Citizens Bank and its senior officers that it will no longer guarantee any future loans. As of December 31, 2002, all repurchase agreements have been terminated and FSP Corp. has no obligation relating to such loans from Citizens Bank to senior officers. FSP Corp. will not incur any other expenses or pay any amounts on behalf of its officers in connection with such loans from Citizens Bank to FSP Corp.'s senior officers.

      Mr. Carter's son, Jeffrey B. Carter, is Director of Acquisitions for FSP Investments. During 2001, he received total compensation (including salary, cash bonus and contribution to a Simple IRA plan) of $181,200. For the year ended December 31, 2002, he received total compensation of $226,000 (including salary, cash bonus and contribution to a Simple IRA plan).

      Mr. Norris's son, Adam R. Norris, is a sales assistant for FSP Investments. During 2001, he received total compensation (including salary, sales commission, cash bonus and contribution to a Simple IRA plan) of $187,551. For the year ended December 31, 2002, he received total compensation of $287,560 (including salary, sales commission, cash bonus and contribution to a Simple IRA plan).

PART IV

Item 14. Controls and Procedures

      (a)   Evaluation of Disclosure Controls and Procedures

      Based on their evaluation of FSP Corp.'s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of filing this Annual Report on Form 10-K, FSP Corp.'s chief executive officer and chief financial officer have concluded that FSP Corp.'s disclosure controls and procedures are designed to ensure that information required to be disclosed by FSP Corp. in the reports that FSP Corp. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

      (b)   Changes in Internal Controls

      There were no significant changes in FSP Corp.'s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

      (b)   Reports on Form 8-K.

            None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf as of March 26, 2003 by the undersigned, thereunto duly authorized.

                                      FRANKLIN STREET PROPERTIES CORP.


                                      By: /s/ George J. Carter
                                          --------------------
                                          George J. Carter
                                          President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                      Title                                                 Date
---------                      -----                                                 ----

/s/ George J. Carter
---------------------------    President, Chief Executive Officer and Director       March 26, 2003
George J. Carter               (Principal Executive Officer)

/s/ Barbara J. Corinha
---------------------------    Vice President, Chief Operating Officer, Treasurer,   March 26, 2003
Barbara J. Corinha             Secretary and Director (Principal Financial Officer)

/s/ Lloyd S. Dow
---------------------------    Controller
Lloyd S. Dow                   (Principal Accounting Officer)                        March 26, 2003

/s/ Richard R. Norris
---------------------------    Director                                              March 26, 2003
Richard R. Norris

/s/ Janet P. Notopoulos
---------------------------    Director                                              March 26, 2003
Janet P. Notopoulos

/s/ Barry Silverstein
---------------------------    Director                                              March 26, 2003
Barry Silverstein

/s/ Dennis J. McGillicuddy
---------------------------    Director                                              March 24, 2003
Dennis J. McGillicuddy

                                 CERTIFICATIONS

I, George J. Carter, certify that:

      1. I have reviewed this annual report on Form 10-K of Franklin Street Properties Corp.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

      4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

      6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                           /s/ George J. Carter
                                           --------------------
            Dated: March 26, 2003          George J. Carter,
                                           President and Chief Executive Officer

I, Barbara J. Corinha, certify that:

      1. I have reviewed this annual report on Form 10-K of Franklin Street Properties Corp.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

      4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

      6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            /s/ Barbara J. Corinha
                                            ----------------------
            Dated: March 26, 2003           Barbara J. Corinha
                                            Vice President, Chief Operating
                                            Officer, Treasurer and Secretary

                                  EXHIBIT INDEX

Exhibit No.    Description

2.1(1) Agreement and Plan of Merger by and among FSP Corp. and 13 Target REITs (as defined therein), dated as of January 14, 2003.

3.1(2)         Articles of Organization.

3.2(3)         By-laws.

10.1+(4)       FSP Corp.'s 2002 Stock Incentive Plan.

10.2(4) Loan Agreement dated as of February 23, 1999 by and among Citizens Bank of Massachusetts, FSP Corp. and certain affiliates of FSP Corp., as amended.

21.1(5)        Subsidiaries of the Registrant.

23.1*          Consent of PricewaterhouseCoopers LLP

23.2*          Consent of BDO Seidman, LLP

99.1*          Officer Certifications of Chief Executive Officer

99.2*          Officer Certification of Chief Operating Officer

----------

(1) Incorporated by reference to FSP Corp.'s Current Report on Form 8-K, filed on January 15, 2003.

(2) Incorporated by reference to Appendix B of FSP Partnership's Definitive Proxy Statement on Schedule 14A, filed on December 18, 2001.

(3) Incorporated by reference to Appendix C of FSP Partnership's Definitive Proxy Statement on Schedule 14A, filed on December 18, 2001.

(4) Incorporated by reference to FSP Corp.'s Annual Report on Form 10-K, filed on March 29, 2002.

(5) Incorporated by reference to FSP Partnership's Form 10-12G/A, filed on December 18, 2001.

(+) Management contract or compensatory plan or arrangement filed as an Exhibit to this Form 10-K pursuant to Items 15(a) and 15(c) of Form 10-K.

*     Filed herewith

                        Franklin Street Properties Corp.

                   Index to Consolidated Financial Statements

Reports of independent certified public accountants                         F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2002 and 2001                F-4

Consolidated Statements of Income for the years ended December 31,
2002, 2001 and 2000                                                         F-6

Consolidated Statements of Cash Flows for the years ended December 31,
2002, 2001 and 2000                                                         F-7

Notes to consolidated financial statements                                  F-8

Financial Statement Schedule - Schedule III                                 F-27

      All other schedules for which a provision is made in the applicable accounting resolutions of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Franklin Street Properties Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and cash flows present fairly, in all material respects, the financial position of Franklin Street Properties Corp. (the "Company") at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
March 5, 2003

               Report of Independent Certified Public Accountants

To the Partners of
Franklin Street Partners Limited Partnership
Wakefield, Massachusetts

We have audited the accompanying consolidated statements of income and cash flows of Franklin Street Partners Limited Partnership and subsidiaries for the year ended December 31, 2000. We have also audited the schedule listed in the accompanying index as it relates to the December 31, 2000 year end. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Franklin Street Partners Limited Partnership and subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule, as it relates to the December 31, 2000 year end, presents fairly, in all material respects, the information set forth therein.

                                                                BDO Seidman, LLP

Boston, Massachusetts
February 27, 2001, except Note 4
which is as of December 31, 2001

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets

                                                                                 December 31,
                                                                           ------------------------
(in thousands, except share/unit and par value amounts)                       2002        2001
===================================================================================================
                                                                                        (Limited
                                                                             (REIT)    Partnership)

Assets:

Real estate assets:
         Land                                                              $  39,560    $  39,560
         Buildings and improvements                                          154,785      153,632
         Fixtures and equipment                                                  930          920
---------------------------------------------------------------------------------------------------

                                                                             195,275      194,112

         Less accumulated depreciation                                        21,999       17,419
---------------------------------------------------------------------------------------------------

Real estate assets, net                                                      173,276      176,693

Cash and cash equivalents                                                     22,316       24,357
Restricted cash                                                                  483          495
Tenant rent receivables, less allowance for doubtful accounts
   of $202 and $210, respectively                                                327           63
Straight-line rent receivable, less allowance for doubtful accounts
   of $360 and $0, respectively                                                3,057        1,371
Prepaid expenses                                                                 743          504
Deposits on real estate assets                                                   841           --
Office computers and furniture, net of accumulated
   depreciation of $389 and $215, respectively                                   234          397
Deferred leasing commissions, net of accumulated amortization
   of $289, and $96, respectively                                                659          237
---------------------------------------------------------------------------------------------------

         Total assets                                                      $ 201,936    $ 204,117
===================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets

                                                                                 December 31,
                                                                            -----------------------
(in thousands, except share/unit and par value amounts)                        2002       2001
===================================================================================================
                                                                                        (Limited
                                                                              (REIT)   Partnership)
Liabilities and Stockholders' Equity/Partners' Capital:

Liabilities:

   Accounts payable and accrued expenses                                    $   3,001   $   2,112
   Accrued compensation                                                         1,287       1,747
   Tenant security deposits                                                       483         495
---------------------------------------------------------------------------------------------------

         Total liabilities                                                      4,771       4,354
---------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' Equity/Partners' Capital:
   Preferred Stock, $.0001 par value, 20,000,000 shares
      authorized, none issued or outstanding                                                   --
   Common Stock, $.0001 par value, 180,000,000 shares
       authorized, 24,630,247 shares issued and outstanding                         2          --
   Additional paid-in capital                                                 192,743          --
   Limited partnership units, 23,637,750 units issued
       and outstanding                                                             --     203,348
   General partnership units, 948,499 units issued and
       outstanding                                                                 --      (3,585)
   Retained earnings                                                            4,420          --
---------------------------------------------------------------------------------------------------

       Total Stockholders' Equity/Partners' Capital                           197,165     199,763
---------------------------------------------------------------------------------------------------

       Total Liabilities and Stockholders' Equity/Partners' Capital         $ 201,936   $ 204,117
===================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        Franklin Street Properties Corp.
                        Consolidated Statements of Income

                                                                      For the Year Ended
                                                                         December 31,
                                                            ---------------------------------------
(in thousands, except per share/unit amounts)                 2002          2001          2000
===================================================================================================
                                                                         (Limited       (Limited
                                                             (REIT)     Partnership)   Partnership)
Revenue:
     Rental                                                 $ 27,408      $ 26,765      $ 25,434
     Syndication fees                                         13,720        13,000         4,036
     Transaction fees                                         13,091        12,701         3,538
     Sponsored REIT income                                     1,387           860            --
     Interest and other                                        1,232         1,726         1,785
---------------------------------------------------------------------------------------------------

         Total revenue                                        56,838        55,052        34,793
---------------------------------------------------------------------------------------------------

Expenses:
     Selling, general and administrative                       5,094         5,229         3,073
     Commissions                                               6,824         6,525         3,422
     Shares/units issued as compensation                         604         1,744         2,300
     Rental operating expenses                                 6,466         7,026         6,489
     Depreciation and amortization                             4,947         4,797         4,613
     Real estate taxes and insurance                           3,130         2,900         2,473
     Sponsored REIT expenses                                     868           605            --
     Interest                                                    894           818           860
---------------------------------------------------------------------------------------------------

         Total expenses                                       28,827        29,644        23,230
---------------------------------------------------------------------------------------------------

     Income before minority interests                         28,011        25,408        11,563

     Income applicable to minority interests                      --            40         2,649
---------------------------------------------------------------------------------------------------

     Income before taxes                                      28,011        25,368         8,914

     Taxes on income                                             699            --            --
---------------------------------------------------------------------------------------------------

     Net income                                             $ 27,312      $ 25,368      $  8,914
===================================================================================================

Allocation of net income to:
     Common Shareholders                                    $ 27,312      $     --      $     --
     Limited Partners                                             --        24,386         8,539
     General Partner                                              --           982           375
---------------------------------------------------------------------------------------------------

                                                            $ 27,312      $ 25,368      $  8,914
===================================================================================================

Weighted average number of shares/units outstanding,
     respectively, basic and diluted                          24,606        24,512        18,974
===================================================================================================

Net income per share and per limited and general
     partnership unit, respectively, basic and diluted      $   1.11      $   1.03      $    .47
===================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        Franklin Street Properties Corp.
                      Consolidated Statements of Cash Flows

                                                                                  For the Year Ended December 31,
                                                                            -----------------------------------------
                                                                               2002            2001            2000
=====================================================================================================================
                                                                                         (in thousands)

Cash flows from operating activities:
     Net income                                                             $  27,312       $  25,368       $   8,914
     Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                     4,947           4,797           4,613
              Shares/units issued as compensation                                 604           1,744           2,300
              Minority interests                                                   --              40           2,649
         Changes in operating assets and liabilities:
              Restricted cash                                                      12               4             (10)
              Tenant rent receivables                                            (264)           (196)           (665)
              Straight-line rents, net                                         (1,686)             --              --
              Prepaid expenses and other assets, net                             (239)            162            (601)
              Accounts payable and accrued expenses                              (858)            537          (2,865)
              Accrued compensation                                              1,287           1,041             336
              Tenant security deposits                                            (12)             (4)             10
         Payment of deferred leasing commissions                                 (615)            (87)           (144)
---------------------------------------------------------------------------------------------------------------------

                  Net cash provided by operating activities                    30,488          33,406          14,537
---------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of real estate assets and office computer and furniture          (1,174)           (733)         (9,952)
     Deposits on real estate assets                                              (841)             --              --
     Distributions from (investment in) affiliated Sponsored Entity                --          16,734         (16,734)
     Proceeds from (purchase of) marketable securities                             --           5,322          (5,322)
     Proceeds received on sales of land                                            --             442             927
---------------------------------------------------------------------------------------------------------------------

                  Net cash provided by (used for) investing activities         (2,015)         21,765         (31,081)
---------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Distributions to stockholders/partners                                   (30,514)        (27,929)        (16,558)
     Distributions to minority interests in consolidated entities                  --            (103)         (4,506)
     Borrowings under bank note payable                                            --              --          16,500
     Repayments of bank note payable                                               --         (16,500)        (23,522)
     Capital contributions from minority interest holders                          --              --          39,829
---------------------------------------------------------------------------------------------------------------------

                  Net cash provided by (used for) financing activities        (30,514)        (44,532)         11,743
---------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                           (2,041)         10,639          (4,801)

Cash and cash equivalents, beginning of year                                   24,357          13,718          18,519
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                      $  22,316       $  24,357       $  13,718
=====================================================================================================================

Supplemental disclosure of cash flow information:
     Cash paid for:
         Interest                                                           $     894       $     818       $     860
         Taxes on income                                                    $     390       $      --       $      --

Non-cash investing and financing activities:

      In connection with the Merger transactions described in Note 4, the Partnership issued limited partnership units in exchange for the limited partner minority interests in Sponsored Partnerships resulting in a non-cash fair value step-up in the Partnership's real estate properties totaling approximately $6.6 million during the year ended December 31, 2000.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

1. Organization

Franklin Street Properties Corp. (the "Company", formally known as Franklin Street Partners Limited Partnership, the "Partnership", prior to January 1,
2002) was formed as a Massachusetts limited partnership on February 4, 1997. Prior to July 1, 2001 the Partnership owned a 99% interest in FSP Investments LLC ("FSP Investments"), a 99% interest in FSP Property Management LLC ("FSP Property Management") and 100% of FSP Holdings LLC ("FSP Holdings"). Effective July 1, 2001, FSP Holdings purchased the remaining 1% interest of FSP Investments and FSP Property Management for approximately $30,000. The Company also has a non-controlling common stock interest in sixteen corporations organized to operate as Real Estate Investment Trusts ("REITs").

The Company operates in two business segments: rental operations and investment services. FSP Investments provides real estate investment and broker/dealer services. FSP Investments' services include: (i) the organization of REIT entities subsequent to July, 2000 (the "Sponsored REITs") and limited partnerships prior to June, 2000 (the "Sponsored Partnerships" and, together with the Sponsored REITs, the "Sponsored Entities"), which are syndicated through private placements; (ii) the acquisition of real estate on behalf of the Sponsored Entities; and (iii) the sale of preferred stock in Sponsored REITs or limited partnership interests in Sponsored Partnerships. FSP Property Management provides asset management and property management services for the Sponsored Entities.

During 1999 and 2000, a total of seventeen Sponsored Partnerships were merged into the Partnership. Prior to the merger transactions, FSP Holdings owned a 5% controlling general partner interest in each of the merged Sponsored Partnerships. Following the consummation of the merger transactions, the Partnership held, directly and indirectly, 100% of the partnership interests in each of the merged Sponsored Partnerships.

In December 2001 the limited partners of the Partnership approved the conversion of the Partnership from a partnership into a corporation and the subsequent election to be taxed as a REIT. As a REIT, the Company is entitled to a tax deduction for dividends paid to its shareholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only, provided it annually distributes at least 90% of its taxable income and meets certain other qualifications. The conversion, which was effective January 1, 2002, was accomplished, as a tax-free reorganization, by merging the Partnership with and into a wholly owned subsidiary, Franklin Street Properties Corp., with the subsidiary as the surviving entity. As part of the conversion into a REIT, FSP Investments elected to be a taxable REIT subsidiary and will incur income taxes at normal tax rates.

The REIT will be taxed under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2002.

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include all of the accounts of the Company and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Prior to the mergers in 2000 and 1999, FSP Holdings was the general partner and owned a 5% controlling general partner interest in each of the Sponsored Partnerships. FSP Holdings had the exclusive rights and powers to manage and control the business of each Sponsored Partnership without the consent or approval of the limited partners. The limited partners in the Sponsored Partnerships could not elect to replace the general partner, except for cause. Accordingly, the Sponsored Partnerships were accounted for under the principles of accounting applicable to investments in subsidiaries in accordance with Statement of Position 78-9 and these entities were consolidated into the Partnership's financial statements.

Business Segments

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information," which established standards for the way that public business enterprises report information about operating segments in its financial statements.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Minority Interests in Consolidated Entities

Minority interests included in the Partnership's consolidated statements of income represents the minority interest holders' share of the income of the consolidated entities. The minority interests in the Partnership's consolidated balance sheets reflects the original investment made by the minority interest holders in the consolidated entities along with their proportional share of the earnings less cash distributions. Cash distributions paid to minority interest holders were approximately $0, $103,000, and $4,506,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Estimates and Assumptions

The Company prepares its financial statements and related notes in conformity with accounting principles generally accepted in the United States of America ("GAAP"). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain balances in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

Investments in REITs

Common stock investments in Sponsored REITs are accounted for using the equity method as the Company exercises significant influence over, but does not control, these entities. Under the equity method of accounting, the Company's cost is subsequently adjusted by its share of the Sponsored REITs' earnings. Equity in the losses of Sponsored REITs is not recognized to the extent that the investment balance would become negative. Dividends are recognized as income after the investment balance is reduced to zero.

Subsequent to the completion of the offering of preferred shares, there were no dividends received or income recognized, from the Sponsored REITs for the years ended December 31, 2002, 2001 and 2000.

Real Estate and Depreciation

Real estate assets are stated at the lower of cost, less accumulated depreciation, or fair value, as appropriate, which in the opinion of management are not in excess of an individual property's estimated undiscounted cash flow.

Costs related to property acquisition and improvements are capitalized. Typical capital items include new roofs, site improvements, various exterior building improvements and major interior renovations. Funding for capital improvements typically is provided by cash set aside at the time the property was acquired by the Sponsored Entity.

Routine replacements and ordinary maintenance and repairs that do not extend the life of the asset are expensed as incurred. Typical expense items include interior painting, landscaping, minor carpet replacements and residential appliances. Funding for repairs and maintenance items typically is provided by cash flows from operating activities. Depreciation is computed using the straight-line method over the assets' estimated useful lives as follows:

             Category                                 Years
             --------                                 -----
      Buildings:
         Residential                                    27
         Commercial                                     39
      Building Improvements                           15-39
      Furniture and equipment                          5-7

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Real Estate and Depreciation (continued)

The Company accounts for properties as held for sale under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which typically occurs upon: the execution of a purchase and sale agreement; and, management believes that the sale or disposition is probable of occurrence within one year. Upon determining that a property is held for sale, the Company discontinues depreciating the property and reflects the property at the lower of its carrying amount or fair value less the cost to sell in its consolidated balance sheets. The Company reports the results of operations of its properties classified as discontinued operations in its statements of income if no significant continuing involvement exists after the sale or disposition. As the Company typically retains a common stock ownership in a Sponsored Entity following syndication, and earns an ongoing asset and property management fee, transaction fee revenue and the results of operations are not classified as discontinued operations due to its continuing involvement.

The Company periodically reviews its properties to determine if their carrying amounts will be recovered from future operating cash flows. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows are considered on an undiscounted basis in the analysis that the Company conducts to determine whether an asset has been impaired, the Company's strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company's strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of tenant security deposits. Tenant security deposits are refunded when tenants vacate provided that the tenant has not damaged the property.

Marketable Securities

The Company accounts for investments in debt securities under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company classified its debt securities as available-for-sale.

There were no investments in marketable securities at December 31, 2002 or 2001.

Concentration of Credit Risks

Cash, cash equivalents and short-term investments are financial instruments that potentially subject the Company to a concentration of credit risk. The Company maintains its cash balances and short-term investments principally in one bank which the Company believes to be creditworthy. The Company periodically assesses the financial condition of the bank and believes that the risk of loss is minimal. Cash balances held with various financial institutions frequently exceed the insurance limit of $100,000 provided by the Federal Deposit Insurance Corporation.

Financial Instruments

The Company estimates that the carrying value of cash and cash equivalents, restricted cash, marketable securities and the bank note payable approximate their fair values based on their short-term maturity and prevailing interest rates.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Straight-line Rent Receivable

Certain leases provide for fixed rent increases over the life of the lease. Rental revenue is recognized on a straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreements. Straight-line rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $3,057,000 and $1,371,000 at December 31, 2002 and 2001, respectively. The
Company provides an allowance for doubtful accounts based on its estimate of a tenant's ability of its tenants to make future rent payments. The computation of this allowance is based in part on the tenants' payment history and current credit status.

Deferred Leasing Commissions

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements. Amortization expense was approximately $193,000, $222,000 and $146,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Revenue Recognition

Rental Revenue - Rental revenue includes income from leases, certain reimbursable expenses, straight-line rent adjustments and other income associated with renting the property. A summary of rental revenue is shown in the following table:

                                                 Year Ending
      (in thousands)                             December 31,
                                    ---------------------------------------
                                       2002         2001          2000
      =====================================================================
      Income from leases             $ 22,151     $ 22,832      $ 22,260
      Straight-line rent adjustment     1,686          797           185
      Reimbursable expenses             3,393        2,875         2,811
      Other                               178          261           178
      ---------------------------------------------------------------------

           Total                    $  27,408     $ 26,765      $ 25,434
      =====================================================================

Rental Revenue, Commercial Properties -- The Company has retained substantially all of the risks and benefits of ownership of the Company's commercial properties and accounts for its leases as operating leases. Rental income from leases, which include rent concessions (including free rent and tenant improvement allowances) and scheduled increases in rental rates during the lease term, is recognized on a straight-line basis. The Company does not have any percentage rent arrangements with its commercial property tenants. Reimbursable costs are included in rental income in the period earned.

Rental Revenue, Residential Apartments -- The Company's residential property leases are generally for terms of one year or less. Rental income from tenants of residential apartment properties is recognized in the period earned. Rent concessions, including free rent and leasing commissions incurred in connection with residential property leases, are expensed as incurred.

Investment Banking Services -- Syndication fees ranging from 6% to 8% of the gross offering proceeds from the sale of securities in Sponsored Entities are generally recognized upon an investor closing; at that time the Company has provided all required services, the fee is fixed and collected, and no further contingencies exist. Commission expense ranging from 3% to 4% of the gross offering proceeds is recorded in the period the related syndication fee is earned. There is typically more than one investor closing in the syndication of a Sponsored Entity.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

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

Sponsored REIT Income and Expenses

Sponsored REIT rental revenue and Sponsored REIT rental expense represent revenues and expenses from a Sponsored REIT prior to the final syndication of preferred shares.

Interest and Other

Interest income and other income, including property and asset management fees, are recognized when the related services are performed and the earnings process is complete.

Income Taxes

Taxes on income for the year ended December 31, 2002 represent taxes incurred by a subsidiary of the Company that has elected to be a taxable REIT subsidiary. No provision has been made for Federal or state income taxes in the consolidated financial statements in 2001 and 2000 of the Partnership.

Net Income Per Share/Unit

The Company follows Statement of Financial Accounting Standards No. 128 "Earnings per Share", which specifies the computation, presentation and disclosure requirements for the Company's net income per share/partnership unit. Basic net income per share/unit is computed by dividing net income by the weighted average number of shares/units outstanding during period. Diluted net income per share/unit reflects the potential dilution that could occur if securities or other contracts to issue units were exercised or converted into units. There were no potential dilutive units outstanding at December 31, 2002, 2001, and 2000. The denominator used for calculating basic and diluted net income per share/unit is as follows:

                                              Year Ended December 31,
                                     -----------------------------------------
                                         2002          2001          2000
      ========================================================================
      Weighted average number of
      shares/units outstanding
          Common shares              24,606,405              --            --
          Limited partners                   --      23,563,079    18,025,059
          General partner                    --         948,499       948,499
      ------------------------------------------------------------------------
                                     24,606,405      24,511,578    18,973,558
      ========================================================================

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Recent Accounting Standards

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

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. This Statement was effective at the beginning of 2002. The impact of adoption did not have a material impact on the Company's financial position, results of operations and cash flows. The Company does not have any real estate assets that it considers "held for sale" at December 31, 2002.

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

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This statement will be effective January 1, 2003. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," which in some cases required certain costs to be recognized before a liability was actually incurred. The adoption of this standard is not expected to have a material impact on the Company's results of financial position, results of operations or cash flow.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45") "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34". FIN 45 clarifies the requirements of SFAS No. 5 "Accounting for Contingencies", relating to a guarantors accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN 45 are effective for the Corporation as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company has reviewed the provisions of FIN 45 and believes that the impact of adoption will not be material to its financial position, results of operations and cash flow.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Recent Accounting Standards (continued)

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. The adoption of this standard is not expected to have a material impact on the Company's results of financial position, results of operations or cash flow.

3. Business Segments

The Company operates in two business segments: rental operations and investment services (including real estate acquisition, financing and broker/dealer services). The Company has identified these segments because this information is the basis upon which management makes decisions regarding resource allocation and performance assessment. The accounting policies of the reportable segments are the same as those described in the "Significant Accounting Policies". The Company's segments are located in the United States of America. The Company previously reported the performance of its segments based on Funds from Operations ("FFO"); however, effective October 1, 2001 management changed its evaluation performance measure to Cash Available for Distribution ("CAD") as management believes that CAD represents a more accurate measure of the reportable segment's activity and is the basis for distributions paid to equity holders.

The Company defines CAD as: net income as computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"); plus certain non-cash items included in the computation of net income (depreciation and amortization, certain non-cash compensation expenses and straight-line rent adjustments); plus investment services proceeds received from controlled partnerships; plus the net proceeds from the sale of land; less purchases of property and equipment ("Capital Expenditures") and payments for deferred leasing commissions, plus proceeds from (payments to) cash reserves established at the acquisition date of the property. Depreciation and amortization, non-cash compensation and straight-line rents are an adjustment to CAD, as these are non-cash items included in net income. Capital Expenditures, payments of deferred leasing commissions and the proceeds from (payments to) the funded reserve are an adjustment to CAD, as they represent cash items not reflected in income.

The funded reserve represents funds that the Company has set aside in anticipation of future capital needs. These reserves are typically used for the payment of Capital Expenditures, deferred leasing commissions and certain tenant allowances; however, there is no legal restrictions on their use and they may be used for any Company purpose. CAD should not be considered as an alternative to net income (determined in accordance with GAAP), as an indicator of the Company's financial performance, nor as an alternative to cash flows from operating activities (determined in accordance with GAAP), nor as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Other real estate companies may define CAD in a different manner. It is at the Company's discretion to retain a portion of CAD for operational needs. We believe that in order to facilitate a clear understanding of the results of the Company, CAD should be examined in connection with net income and cash flows from operating, investing and financing activities in the consolidated financial statements.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

3. Business Segments (continued)

The calculation of CAD by business segment is shown in the following table:

(in thousands):
                                                    Rental       Investment                   Intercompany      Total
                                                  Operations      Services        Total       Eliminations   Consolidated
=========================================================================================================================
Year ended December 31, 2002:
   Net Income                                      $ 24,787       $  2,525       $ 27,312       $     --       $ 27,312
   Depreciation and amortization                      4,778            169          4,947             --          4,947
   Straight-line rent                                (1,686)            --         (1,686)            --         (1,686)
   Non-cash compensation expenses                        --            604            604             --            604
   Capital expenditures                              (1,163)           (11)        (1,174)            --         (1,174)
   Payment of deferred leasing commissions             (615)            --           (615)            --           (615)
   Proceeds from funded reserves                      3,200             --          3,200             --          3,200
   Proceeds from sale of land                            --             --             --             --             --
-------------------------------------------------------------------------------------------------------------------------

Cash Available for Distribution                    $ 29,301       $  3,287       $ 32,588       $     --       $ 32,588
=========================================================================================================================

Year ended December 31, 2001:
   Net Income                                      $ 21,381       $  3,987       $ 25,368       $     --       $ 25,368
   Depreciation and amortization                      4,726             71          4,797             --          4,797
   Straight-line rent                                  (797)            --           (797)            --           (797)
   Non-cash compensation expenses                        --          1,744          1,744             --          1,744
   Capital expenditures                                (566)          (167)          (733)            --           (733)
   Payment of deferred leasing commissions              (87)            --            (87)            --            (87)
   Proceeds from funded reserves                        581             --            581             --            581
   Proceeds from sale of land                           442             --            442             --            442
-------------------------------------------------------------------------------------------------------------------------

Cash Available for Distribution                    $ 25,680       $  5,635       $ 31,315       $     --       $ 31,315
=========================================================================================================================

Year ended December 31, 2000:
   Net Income                                      $ 11,351       $  2,789       $ 14,140       $ (5,226)      $  8,914
   Investment services proceeds received from
     controlled partnerships (1)                         --             --             --          5,226          5,226
   Depreciation and amortization                      4,530             83          4,613             --          4,613
   Straight-line rent                                  (185)            --           (185)            --           (185)
   Non cash compensation expenses                        --          2,300          2,300             --          2,300
   Capital expenditures                              (1,243)          (135)        (1,378)            --         (1,378)
   Payment of deferred leasing commissions             (144)            --           (144)            --           (144)
   Proceeds from funded reserves                        875             --            875             --            875
   Proceeds from sale of land                         1,068             --          1,068             --          1,068
-------------------------------------------------------------------------------------------------------------------------

Cash Available for Distribution                    $ 16,252       $  5,037       $ 21,289       $     --       $ 21,289
=========================================================================================================================

(1) The Partnership received syndication and transaction fees from the syndication of Sponsored Partnerships. Although this income was eliminated in the calculation of consolidated net income in accordance with GAAP, the cash received from the Sponsored Partnerships was available for distribution to the partners of the Partnership.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

3. Business Segments (continued)

The Company's cash distributions from operations for the years ended December 31, 2002, 2001 and 2000 are summarized as follows:

                                              Distribution      Total Cash
      Quarter paid                           Per Share/Unit    Distributions
      =========================================================================
                                                              (in thousands)
      Second quarter of 2002                    $  .31          $   7,622
      Third quarter of 2002                        .31              7,635
      Fourth quarter of 2002                       .31              7,635
      First quarter of 2003 (A)                    .31              7,635
      -------------------------------------------------------------------------
                                                $ 1.24          $ 30,527
      =========================================================================

      Second quarter of 2001                    $  .28          $   6,842
      Third quarter of 2001                        .29              7,087
      Fourth quarter of 2001                       .30              7,376
      First quarter of 2002                        .31              7,622
      -------------------------------------------------------------------------
                                                $ 1.18          $  28,927
      =========================================================================

      Second quarter of 2000                    $  .24          $   4,080
      Third quarter of 2000                        .25              4,308
      Fourth quarter of 2000                       .26              4,480
      First quarter of 2001                        .27              6,597
      -------------------------------------------------------------------------
                                                $ 1.02          $  19,465
      =========================================================================

(A) Represents dividends declared and paid by the Company in the first quarter of 2003.

Cash dividends per share are declared and paid based on the total outstanding shares as of the record date and are typically paid in the quarter following the quarter that CAD is generated.

Cash distributions per partnership unit were based on the total outstanding units at the end of each calendar quarter. Cash available for distribution, as determined at the sole discretion of the general partner, was required to be distributed to unit holders within 90 days following the end of each calendar quarter. The cash distribution of approximately $7,622,000 for the CAD generated in the fourth quarter of 2001 was declared and paid in the first quarter of 2002. The cash distribution of approximately $6,597,000 for the CAD generated in the fourth quarter of 2000 was declared and paid in 2001.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

3. Business Segments (continued)

The following table is a summary of other financial information by business segment:

                                         Rental      Investment
                                       Operations     Services        Total
      =========================================================================
                                                   (in thousands)
      December 31, 2002:
           Revenue                      $  40,876     $  14,730     $  55,606
           Interest and other income        1,157            75         1,232
           Interest expense                   894            --           894
           Capital expenditures             1,163            11         1,174
           Identifiable assets            194,996         6,940       201,936

      December 31, 2001:
           Revenue                      $  37,244       $16,082     $  53,326
           Interest and other income        1,615           111         1,726
           Interest expense                   818            --           818
           Capital expenditures               566           167           733
           Identifiable assets            199,140         4,977       204,117

      December 31, 2000:
           Revenue                      $  25,434      $  7,574     $  33,008
           Interest and other income        1,686            99         1,785
           Interest expense                   860            --           860
           Capital expenditures             9,825           127         9,952
           Identifiable assets            194,328        25,595       219,923

4. Merger Transactions

The merger transactions described below involved the exchange of the Partnership's limited partner units for the minority interest holder's limited partnership units in seventeen Sponsored Partnerships. The Partnership recorded the minority interest acquisitions based on the fair value of assets and liabilities acquired. Costs incurred in connection with the mergers have been reflected as a cost of the minority interest acquisitions. The value of the merged entities' real estate was determined based on independent appraisals.

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

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

4. Merger Transactions (continued)

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

The following pro forma consolidated results of operations are presented as if the merger transactions had occurred at the beginning of the period presented:

      (in thousands, except per unit amounts)                 Year ended
      (unaudited)                                          December 31, 2000
      ==========================================================================

      Revenue                                                 $   34,793
      Net income                                              $   10,987
      Basic and diluted net income per limited
      and general partnership unit                            $     0.47

5. Related Party Transactions

Investment in Affiliated Sponsored REITs

The Company typically retains a non-controlling common stock ownership interest in Sponsored REITs that it has organized. These ownership interests have virtually no economic benefit or risk. At December 31, 2002 and 2001, the Company had ownership interests of $41,000 and $0 in sixteen and ten Sponsored REITs, respectively, and is included in "Prepaid expenses and other assets" in the Consolidated Balance Sheets. During 1999 and 2000, the Company acquired 100% of the non-owned interests of certain Sponsored Partnerships (through a series of mergers) that it had previously organized.

The Company has in the past acquired by merger entities similar to the Sponsored REITs. The Company's business model for growth includes the potential acquisition by merger in the future of Sponsored REITs. However, the Company has no legal or any other enforceable obligation to acquire or to offer to acquire any Sponsored REIT at December 31, 2002. In addition, any offer (and the related terms and conditions) that might be made in the future to acquire any Sponsored REIT would require: the approval of the boards of directors of the Company and the Sponsored REIT; and the approval of the shareholders of the Sponsored REIT; and likely would require the approval of the shareholders of the Company.

Summarized financial information for the Sponsored REITs is as follows:

                                                       December 31,
      (unaudited)                                2002                2001
                                            -------------------------------
                                                      (in thousands)
      Balance Sheet Data:

      Real estate, net                      $  385,907           $  222,232
      Other assets                              39,465               19,048
      Total liabilities                         (6,554)              (6,755)
                                            ----------           ----------
      Shareholders' equity                  $  418,818              234,525
                                            ==========           ==========

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

5. Related Party Transactions (continued)

                                                  For the Year Ended
      (in thousands)                                 December 31,
                                         --------------------------------------
                                            2002         2001         2000
                                         --------------------------------------
      Operating Data:

      Rental revenues                    $   46,836    $  19,816    $   2,778
      Other revenues                            543          354          117
      Operating and maintenance
        expenses                            (14,191)      (5,973)        (948)
      Depreciation and amortization          (7,220)      (3,191)        (574)
      Interest expense                      (13,395)      (9,916)      (2,298)
                                         --------------------------------------
      Net income (loss)                  $   12,573    $   1,090    $    (925)
                                         ======================================

The Company's proportionate share of net income (loss) prior to completion of the syndication from these Sponsored REITs is shown in the following table:

                                                          Year Ended
                                                         December 31,
      (in thousands)                           2002          2001          2000
                                             -----------------------------------

      Revenue                                $ 1,387       $   860       $    --
      Expenses                                  (868)         (605)           --
                                             -------       -------       -------
         Net income                          $   519       $   255       $    --
                                             =======       =======       =======

Interest

The Company is typically entitled to interest on funds advanced to syndicated REITs. The Company recognized interest income of $429,000, $552,000 and $402,000 for the years ended December 31, 2002, 2001 and 2000, respectively, relating to these loans.

Sponsored Entity Fees

The Company has provided syndication and real estate acquisition advisory services for the Sponsored REITs in 2002 and 2001 and Sponsored Partnerships prior to June 2000. Syndication and transaction fees from non-consolidated related entities amounted to approximately $26,811,000, $25,701,000 and $7,574,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Management Fees

Management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days' notice. Total management fee income from non-consolidated entities amounted to approximately $503,000, $412,000 and $178,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and is included in "Interest and other" in the Consolidated Statements of Income.

6. Bank Note Payable

The Company has a revolving line of credit agreement (the "Loan Agreement") with a bank providing for borrowings at the Company's election up to $50,000,000. Borrowings under the Loan Agreement bear interest at either the bank's base rate or a variable LIBOR rate, as defined. There were no borrowings outstanding under the Loan Agreement as of December 31, 2002 and 2001.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

6. Bank Note Payable (continued)

The Loan Agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the maintenance of at least $1,500,000 in operating cash accounts, a minimum tangible net worth of $140,000,000 and compliance with various debt and operating income ratios, as defined in the Loan Agreement. The Company was in compliance with the Loan Agreement's financial covenants as of December 31, 2002 and 2001. The Loan Agreement matures on February 23, 2003.

The Company had arranged for Citizens Bank to provide a line of credit for the Company's senior officers in the maximum aggregate amount of $3 million. The borrowings under this line of credit were for the purpose of paying income taxes on equity interests in the Company issued to such senior officers as compensation. Loans under this line of credit had a term of one year and bear interest at the bank's prime rate plus 50 basis points. Each borrower secured the loan by pledging shares of the Company's Common Stock having an aggregate fair market value at the time of the loan of no less than twice the principal amount of the loan. Borrowings of $0 and $1,625,000 were outstanding to senior officers of the Company at December 31, 2002 and 2001, respectively. The Company had agreed to purchase from Citizens Bank any such loan on which the borrower defaults. Following the purchase of the loan, the Company would have the same rights as Citizens Bank, including the right to foreclose on the pledged stock. At December 31, 2002 all repurchase agreements have been terminated and the Company has no obligation relating to such loans.

7. Shareholders' and Partners' Capital

General

In connection with the REIT conversion on January 1, 2002, the Partnership converted to a corporate entity. The changes in partners' capital prior to the REIT conversion were as follows:

                                                                                                        Total Partners
                                                    Limited Partners          General Partner              Capital
                                                -----------------------     ------------------     -----------------------
(in thousands, except share/unit amounts)          Units        Amount       Units      Amount        Units        Amount
==========================================================================================================================

Balance, December 31, 1999                      11,051,408    $  86,507     948,499    $(2,932)    11,999,907    $  83,575
         Units issued in January 1, 2000
           merger transaction                    4,999,972       45,269          --         --      4,999,972       45,269
         Units issued in October 1, 2000
           merger transaction                    7,204,716       77,080          --         --      7,204,716       77,080
         Units issued for compensation             230,000        2,300          --         --        230,000        2,300
         Net income                                     --        8,539          --        375             --        8,914
         Distributions                                  --      (15,628)         --       (930)            --      (16,558)
--------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                      23,486,096      204,067     948,499     (3,487)    24,434,595      200,580
         Net income                                     --       24,386          --        982             --       25,368
         Distributions                                  --      (26,849)         --     (1,080)            --      (27,929)
         Units issued for compensation             151,654        1,744          --         --        151,654        1,744

Balance, December 31, 2001                      23,637,750      203,348     948,499     (3,585)    24,586,249      199,763
==========================================================================================================================

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

7. Shareholders' and Partners' Capital (continued)

Changes in stockholders' equity as a result of and following the conversion to a corporation were as follows:

                                                                                       Additional                     Total
                                                                                         Paid-in       Retained   Stockholders'
                                                            Common         Preferred     Capital       Earnings       Equity
                                                      Shares     Amount
=============================================================================================================================

Balance, December 31, 2001                                  --    $  --    $      --    $      --     $      --     $      --
         Exchange Partnership units for shares      24,586,249        2           --      199,761            --       199,763
         Net Income                                         --       --           --           --        27,312        27,312
         Dividends                                          --       --           --       (7,622)      (22,892)      (30,514)
         Shares issued as compensation                  43,998       --           --          604            --           604
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                          24,630,247    $   2    $      --    $ 192,743     $   4,420     $ 197,165
=============================================================================================================================

In connection with the conversion to a corporation, 23,637,750 limited partnership units and 948,499 general partnership units were converted into common stock of the Company on a one-for-one basis.

In accordance with the terms of the Partnership's partnership agreement (the "Partnership Agreement"), the general partner was authorized to make quarterly distributions of cash. Cash distributions of approximately $7.6 million consisting of 2001 earnings, which were declared and paid as a common stock dividend in 2002, have been recorded as a reduction of the Company's additional paid in capital.

Partnership

Prior to the conversion of the Partnership into a corporation the Partnership's general partner had the exclusive right to manage the business of the Partnership and make certain amendments to the Partnership Agreement, without the consent or approval of the limited partners. The Partnership's limited partners did not take part in management and did not have any voting rights regarding the Partnership's operations. A majority in interest of the limited partners, with the consent of the general partner, could amend the Partnership Agreement, subject to certain limitations as defined in the Partnership Agreement. Except as provided for under certain Federal tax provisions described in the Partnership Agreement, net income or net losses from operations were allocated to all partners based on their percentage interest in the Partnership. Net profits or losses arising from a sale or other disposition of all or any portion of the Partnership's property or upon liquidation of the Partnership were allocated as follows:

Net Profit -- The Partnership's net profits were allocated first to the extent of any partner's negative capital account balance, and thereafter in proportion with their percentage interest in the Partnership.

Net Losses -- The Partnership's net losses were allocated first to the extent of any partner's positive capital account balance, and thereafter in proportion with their percentage interest in the Partnership.

The Partnership's cash distributions were distributed to the limited partners and the general partner based on each partner's percentage interest in the Partnership.

General Partner

On December 30, 1999, FSP General Partner LLC (the "General Partner") was organized solely to hold the Partnership's general partner units, which were previously held by eight individuals. The General Partner's financial activities consisted of receiving cash distributions from the Partnership and paying such amounts to its members. The members of the General Partner functioned as officers and/or directors of the Partnership. The Partnership paid no fees or other compensation to the General Partner.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

7. Shareholders' and Partners' Capital (continued)

Equity-Based Compensation

In July 2002, July 2001, January 2001 and April 2000, the Company issued 43,998 shares, 149,131 units, 2,522 units and 230,000 units with a fair value of approximately $604,000, $1,715,000, $29,000 and $2,300,000, respectively to certain officers and employees of the Company. These units/shares were fully vested on the date of issuance. Equity-based compensation charges of $604,000, $1,744,000 and $2,300,000 are reported in the accompanying Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000, respectively.

8. Federal Income Tax Reporting

General

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally is entitled to a tax deduction for dividends paid to its shareholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only. The Company must comply with a variety of restrictions to maintain its status as a REIT. These restrictions include the type of income it can earn, the type of assets it can hold, the number of shareholders it can have and the concentration of their ownership, and the amount of the Company's taxable income that must be distributed annually.

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a taxable REIT subsidiary ("TRS"). In the case of TRSs, the Company's ownership of securities in all TRSs generally cannot exceed 20% of the value of all of the Company's assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company's assets. Effective January 1, 2001, a subsidiary of the Company, FSP Investments, elected to be treated as a TRS. As a result, FSP Investments operates as a taxable corporation under the Code and has accounted for income taxes in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. Taxes are provided when FSP Investments has net profits for both financial statements and income tax purposes.

Income taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company's assets and liabilities. In estimating future tax consequences, potential future events are considered except for potential changes in income tax law or in rates.

Tax Components

The income tax expense reflected in the consolidated statement of income relates only to the TRS. The expense differs from the amounts computed by applying the Federal statutory rate of 35% to income before taxes as follows:

                                                                 For the
                                                                Year Ended
      (in thousands)                                           December 31,
                                                                   2002
                                                          ----------------------
      Federal income tax expense at statutory rate        $  1,128       35.0%
      Increase (decrease) in taxes resulting from:
         State income taxes, net of federal impact             197        6.1%
         Other                                                (626)     (19.4%)
                                                          --------     -------
         Taxes on income                                  $    699       21.7%
                                                          ========     =======

"Other" consists primarily of the tax benefit on cash bonuses accrued in 2001 but paid in 2002. Due to the conversion from a partnership into a corporation the bonus is treated as a permanent tax difference.

Taxes on income are a current tax expense. No deferred income taxes were provided as there were no temporary differences between the financial reporting basis and the tax basis of the TRS.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

8. Federal Income Tax Reporting (continued)

Reconciliation Between GAAP Net Income and Taxable Income subject to dividend requirements.

At December 31, 2002 and 2001, the Company's net tax basis of its real estate assets is less than the amount set forth in the Company's Consolidated Balance Sheets by $39,181,000 and $39,163,000, respectively.

The following reconciles GAAP net income to taxable income subject to dividend requirements for the year ended December 31, 2002. The Partnership was not subject to a minimum dividend requirement.

                                                               Year Ended
      (in thousands)                                        December 31, 2002
                                                            -----------------

      GAAP net income                                           $ 27,030
         Less: GAAP net income of Taxable TRS                     (2,525)
                                                                --------
         GAAP net income from REIT operations                     24,505

         Add:  Book depreciation and amortization                  4,699
         Less: Tax depreciation and amortization                  (3,824)
               Straight-line rents                                (1,151)
               Deferred rent, net                                   (368)
               Other book/tax differences, net                       187
                                                                --------
      Taxable income subject to dividend requirement            $ 24,048
                                                                ========

Dividends Paid Deduction

The following reconciles cash dividends paid during the year to the dividends paid deduction allowed on the Company's tax return:

                                                                        Year Ended
                                                                    December 31, 2002
                                                                            Per Weighted-
      (in thousands)                                               Total    Average Share
                                                                -------------------------

      Cash dividends paid                                       $  30,514      $   1.24
         Plus: Dividends designated from following year                --            --
         Less: Portion designated capital gain distribution            --            --
         Less: Return of Capital                                   (6,466)        (0.26)
                                                                -------------------------
      Dividends paid deduction                                  $  24,048      $   0.98
                                                                =========================

Partnership Taxes

Prior to the REIT conversion on January 1, 2002, no provision or benefit was made for federal or state income taxes in the consolidated financial statements of the Partnership. Partners were required to report on their individual tax returns their allocable share of income, gains, losses, deductions and credits of the Partnership.

The difference between Partners' capital for financial reporting purposes and for income tax purposes is approximately as follows (in thousands):

                                                                         2001
                                                                      ----------
      Partnership capital - financial reporting purposes               $199,763
      Partnership's cumulative tax reporting differences,
          primarily relating to non-deductible expenses,
          depreciation and other temporary differences
          and the effects of mergers                                    (17,217)
      --------------------------------------------------------------------------

      Partners' capital -- income tax purposes                         $182,546
      ==========================================================================

                Franklin Street Properties Corp.
         Notes to the Consolidated Financial Statements

9. Commitments

The Company's commercial rental operations include the leasing of office buildings and industrial properties subject to leases with terms greater than one year. The leases thereon expire at various dates through 2012. The following is a schedule of approximate future minimum rental income on non-cancelable operating leases as of December 31, 2002:

Rentals Under Operating Leases

                                                 Year ended
      (in thousands)                            December 31,
      =========================================================

      2003                                        $  15,189
      2004                                           12,513
      2005                                            8,875
      2006                                            5,715
      2007                                            3,992
      Thereafter                                      7,936
      ---------------------------------------------------------

                                                  $  54,220
      =========================================================

Office Lease

The Company leases its corporate office space under a six-year operating lease that commenced in June 1999. The lease includes a base annual rent and additional rent for the Company's share of taxes and operating costs.

Future minimum lease payments are approximately as follows:

      (in thousands)                             Year ended
                                                December 31,
      =========================================================

      2003                                          $   203
      2004                                              209
      2005                                               97
      ---------------------------------------------------------

                                                     $  509
      =========================================================

Rent expense was approximately $206,000, $196,000 and $184,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and is included in selling, general and administration expenses in the Consolidated Statement of Income.

Retirement Plan

During 1999, the Company formed a retirement savings plan for eligible employees. Under the plan, the Company matches participant contributions up to $6,500 ($6,000 in 2000) annually per participant. The Company's total contribution under the plan amounted to approximately $105,000, $76,000 and $53,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

10. Equity-Based Incentive Compensation Plan

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

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

10. Equity-Based Incentive Compensation Plan (continued)

Upon granting an Award, the Company will recognize compensation cost equal to the fair market value of the Company's common stock, as determined by the Company's Board of Directors, on the date of the grant.

An aggregate 43,998 shares of FSP Common Stock were issued to R. Scott MacPhee, an Executive Vice President of FSP Corp. and an Executive Vice President of each Sponsored REIT, in July 2002 under the 2002 Stock Incentive Plan.

A summary of shares available and granted under the plan and the related compensation costs is shown in the following table:

                                          Shares Available       Compensation
                                             for Grant               Cost
                                        -------------------    ----------------
      Balance, December 31, 2001                     --          $          --
      Shares approved for grant               2,000,000                     --
      Shares granted                            (43,998)               604,000
                                        -------------------    ----------------
      Balance, December 31, 2002              1,956,002          $     604,000
                                        ===================    ================

11. Subsequent Events

Dividends

On January 24, 2003, the Company declared a dividend of $.31 per share of Common Stock payable to stockholders of record as of January 24, 2003.

Merger

In January 2003 the Company entered into a merger agreement with thirteen Sponsored REITs ("Target REITs') providing for the acquisition by the Company of the Target REITs. The merger requires the approval of the shareholders of the Company as well as the shareholders of the Target REITs. If approved, the Company will issue approximately 25 million shares of its common stock for a 100% ownership interest in the Target REITs.

Sale of Property

In February 2003 the Company completed the sale of its Weslayan Oaks apartment complex in Houston, Texas. The net selling price was approximately $6.2 million and the Company realized a gain of approximately $1.2 million on the sale.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

Quarterly Financial Information (unaudited)

                                                                          2001
                                                        ----------------------------------------
                                                         First     Second      Third     Fourth
                                                        Quarter    Quarter    Quarter    Quarter
                                                        -------    -------    -------    -------
                                                           (in thousands, except per unit data)

Revenue                                                 $12,787    $13,496    $11,302    $17,467
Income before minority interests                          6,023      5,935      4,083      9,367
Income applicable to minority interests                      21         19          0          0
Net income                                                6,002      5,916      4,083      9,367
Allocation of net income to Limited Partners              5,769      5,686      3,925      9,006
Allocation of net income to General Partner                 233        230        158        361
Basic and diluted net income per limited and general
   partnership unit                                        0.25       0.24       0.17       0.38
Weighted average number of units outstanding             24,436     24,437     24,586     24,586

                                                                          2002
                                                        ----------------------------------------
                                                         First     Second      Third     Fourth
                                                        Quarter    Quarter    Quarter    Quarter
                                                        -------    -------    -------    -------
                                                           (in thousands, except per unit data)

Revenue                                                 $ 9,987    $14,889    $15,167    $16,795
Net income                                                4,097      7,469      7,127      8,619
Basic and diluted net income per share                     0.17       0.30       0.29       0.35
Weighted average number of shares outstanding            24,586     24,586     24,623     24,630

                                                                    SCHEDULE III

                        FRANKLIN STREET PROPERTIES CORP.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2002

                                                                      Initial Cost
                                                          -----------------------------------
                                                                                     Costs
                                                                                  Capitalized
                                                                                  (Disposals)
                                                                                   Subsequent
                                             Encumbrances           Buildings &        to
Description                                      (1)        Land    Improvements  Acquisition
                                             ------------   ----    ------------  -----------
                                                              (in thousands)
Residential Apartments:
  Essex House, Houston, TX                          --    $ 2,920     $  9,367      $   648
  Reata, Houston, TX                                --      3,399        9,657          655
  Weslayan Oaks, Houston, TX                        --      1,658        3,990           71
  Silverside Plantation, Baton Rouge, LA            --      2,000       17,082          119

Commercial Properties:
  One Technology Drive, Peabody, MA                 --      1,658       10,246         (450)
  North Andover Office Park, No. Andover, MA        --      1,311        8,136          907
  Park Seneca, Charlotte, NC                        --      1,915        7,817           95
  Piedmont Center, Greenville, SC                   --      1,449        9,839          915
  4995 Patrick Henry, Santa Clara, CA               --      3,274        4,130           58
  Hillview Center, Milpitas, CA                     --      2,203        2,813            7
  Telecom Business Center, San Diego, CA            --      5,035       11,363          456
  Southfield Centre, Southfield, MI                 --      4,344       11,455          418
  Blue Ravine, Folsom, CA                           --        846        5,450           22
  Bollman Place, Savage, MD                         --      1,585        4,121           46
  Austin N.W., Austin, TX                           --        708       10,494          427
  10 Lyberty Way, Westford, MA                      --      1,315        8,862          178
  Gateway Crossing 95, Columbia, MD                 --      4,453       15,931         (123)
                                              --------    -------     --------      -------
                                                    --    $40,073     $150,753      $ 4,449
                                              ========    =======     ========      =======

                                                                Historical Costs
                                              ---------------------------------------------------------

                                                                                           Total Costs,
                                                                                              Net of     Depreciable     Date of
                                                      Buildings &             Accumulated   Accumulated     Life       Acquisition
Description                                   Land   Improvements  Total(2)  Depreciation  Depreciation     Years          (3)
                                              ----   ------------  --------  ------------  ------------  -----------   -----------

Residential Apartments:
  Essex House, Houston, TX                   $ 2,920   $ 10,015    $ 12,935    $ 3,317       $  9,618        5-27        1993
  Reata, Houston, TX                           3,399     10,312      13,711      2,724         10,987        5-27        1994
  Weslayan Oaks, Houston, TX                   1,658      4,061       5,719        887          4,832        5-27        1997
  Silverside Plantation, Baton Rouge, LA       2,021     17,180      19,201      2,605         16,596        5-27        1998

Commercial Properties:
  One Technology Drive, Peabody, MA            1,658      9,796      11,454      1,638           9816        5-39        1995
  North Andover Office Park, No. Andover, MA   1,311      9,043      10,354      1,980          8,374        5-39        1996
  Park Seneca, Charlotte, NC                   1,815      8,012       9,827        963          8,864        5-39        1997
  Piedmont Center, Greenville, SC              1,449     10,754      12,203      1,375         10,828        5-39        1998
  4995 Patrick Henry, Santa Clara, CA          3,274      4,188       7,462        552          6,910        5-39        1997
  Hillview Center, Milpitas, CA                2,203      2,820       5,023        286          4,737        5-39        1999
  Telecom Business Center, San Diego, CA       5,035     11,819      16,854      1,162         15,692        5-39        1999
  Southfield Centre, Southfield, MI            4,344     11,873      16,217        997         15,220        5-39        1999
  Blue Ravine, Folsom, CA                        846      5,472       6,318        448          5,870        5-39        1999
  Bollman Place, Savage, MD                    1,585      4,167       5,752        330          5,422        5-39        1999
  Austin N.W., Austin, TX                        708     10,921      11,629        817         10,812        5-39        1999
  10 Lyberty Way, Westford, MA                 1,315      9,040      10,355        609          9,746        5-39        2000
  Gateway Crossing 95, Columbia, MD            4,019     16,242      20,261      1,309         18,952        5-39        1999
                                             -------   --------    --------    -------       --------
                                             $39,560   $155,715    $195,275    $21,999       $173,276
                                             =======   ========    ========    =======       ========

(1)   There are no encumbrances on the above properties.
(2)   The aggregate cost for Federal Income Tax purposes is $181,606.
(3)   Original date of acquisition by Sponsored Partnership.

The following table summarizes the changes in the Company's real estate investments and accumulated depreciation:

                                                       December 31,
                                         ---------------------------------------
      (in thousands)                         2002         2001         2000
      ==========================================================================

      Real estate investments, at cost:
         Balance, beginning of period     $ 194,112    $ 193,988    $ 178,294
           Acquisitions                          --           --       15,982
           Improvements                       1,163          546          639
           Dispositions                          --         (422)        (927)
      --------------------------------------------------------------------------

         Balance, end of period           $ 195,275    $ 194,112    $ 193,988
      ==========================================================================

      Accumulated depreciation:
         Balance, beginning of period     $  17,419    $  12,917    $   8,526
           Depreciation                       4,580        4,502        4,391
           Dispositions                          --           --           --
      --------------------------------------------------------------------------

         Balance, end of period           $  21,999    $  17,419    $  12,917
      ==========================================================================