Form 10-Q
period 2003-03-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2003-05-15
CIK 1031316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)
      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period _______ to ________.

                         Commission File Number: 0-32615

                        Franklin Street Properties Corp.
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

      YES     |X|                                 NO     |_|

The number of shares of common stock outstanding as of May 9, 2003 was 24,630,247.

                        Franklin Street Properties Corp.

                                    Form 10-Q

                                Quarterly Report
                                 March 31, 2003

                                Table of Contents

Part I.  Financial Information
                                                                            Page
                                                                            ----
         Item 1. Financial Statements

                 Consolidated Balance Sheets as of March 31, 2003 and
                 December 31, 2002........................................     3

                 Consolidated Statements of Income for the three months
                 ended March 31, 2003 and 2002............................     4

                 Consolidated Statements of Cash Flows for the three
                 months ended March 31, 2003 and 2002.....................     5

                 Notes to the Consolidated Financial Statements...........  6-13

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...................... 14-20

         Item 3. Quantitative and Qualitative Disclosures about Market
                 Risk.....................................................    21

         Item 4. Controls and Procedures..................................    21

Part II. Other Information

         Item 1. Legal Proceedings........................................    22

         Item 2. Changes in Securities and Use of Proceeds................    22

         Item 3. Defaults upon Senior Securities..........................    22

         Item 4. Submission of Matters to a Vote of Security Holders......    22

         Item 5. Other Information........................................    22

         Item 6. Exhibits and Reports on Form 8-K.........................    22

Signatures................................................................    23

Certifications............................................................ 24-27

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                      March 31,    December 31,
(in thousands, except share and par value amounts)                      2003           2002
===============================================================================================

Assets:

Real estate investments, at cost:
  Land                                                                $ 37,902         $ 39,560
  Buildings and improvements                                           151,069          154,785
  Fixtures and equipment                                                   769              930
-----------------------------------------------------------------------------------------------
                                                                       189,740          195,275

  Less accumulated depreciation                                         21,932           21,999
-----------------------------------------------------------------------------------------------

   Real estate assets, net                                             167,808          173,276

Assets held for syndication                                             23,979               --
Cash and cash equivalents                                               26,261           22,316
Restricted cash                                                            442              483
Tenant rent receivables, less allowance for doubtful accounts of
  $202 and $202, respectively                                              283              327
Straight-line rent receivable, less allowance for doubtful accounts
  of $360 and $360, respectively                                         2,607            3,057
Prepaid expenses                                                           710              743
Deposits on real estate assets                                             551              841
Office computers and furniture, net of accumulated
  depreciation of $420 and $389, respectively                              203              234
Deferred leasing commissions, net of accumulated amortization
  of $345 and $289, respectively                                           659              659
-----------------------------------------------------------------------------------------------

   Total Assets                                                       $223,503         $201,936
===============================================================================================

Liabilities and Stockholders' Equity:

Liabilities:
  Bank note payable                                                   $ 23,979         $     --
  Accounts payable and accrued expenses                                  2,758            3,001
  Accrued compensation                                                     836            1,287
  Tenant security deposits                                                 442              483
-----------------------------------------------------------------------------------------------

   Total Liabilities                                                    28,015            4,771
-----------------------------------------------------------------------------------------------

Commitments and Contingencies:

Stockholders' Equity:
  Preferred Stock, $.0001 par value, 20,000,000 shares
   authorized, none issued or outstanding                                   --               --
  Common Stock, $.0001 par value, 180,000,000 shares
   authorized, 24,630,247 shares issued and outstanding                      2                2
  Additional paid-in capital                                           192,743          192,743
  Retained earnings                                                      2,743            4,420
-----------------------------------------------------------------------------------------------

   Total Stockholders' Equity                                          195,488          197,165
-----------------------------------------------------------------------------------------------

   Total Liabilities and Stockholders' Equity                         $223,503         $201,936
===============================================================================================

          See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                               For the
                                                                             Three Months
                                                                                Ended
                                                                               March 31,
                                                                      ------------------------
(in thousands, except per share amounts)                                 2003            2002
==============================================================================================

Revenues:
  Rental                                                               $ 5,815         $ 6,378
  Syndication fees                                                       3,233           1,758
  Transaction fees                                                       1,885           1,454
  Sponsored REIT income                                                    384              32
  Interest and other                                                       317              73
----------------------------------------------------------------------------------------------

   Total revenue                                                        11,634           9,695
----------------------------------------------------------------------------------------------

Expenses:
  Selling, general and administrative                                    1,398           1,525
  Commissions                                                            1,616             846
  Rental operating expenses                                              1,591           1,499
  Real estate taxes and insurance                                          789             694
  Depreciation and amortization                                            914           1,102
  Sponsored REIT expenses                                                  291              17
  Interest                                                                 331              59
----------------------------------------------------------------------------------------------

   Total expenses                                                        6,930           5,742
----------------------------------------------------------------------------------------------

Income before interest income and taxes on income                        4,704           3,953

Interest income                                                             49              74
----------------------------------------------------------------------------------------------

Income before taxes on income                                            4,753           4,027

Taxes on income                                                            229              --
----------------------------------------------------------------------------------------------

Income from continuing operations                                        4,524           4,027

  Income from discontinued operations                                       13              70
  Gain on sale of real estate from discontinued operations               1,421              --
----------------------------------------------------------------------------------------------

Net income                                                             $ 5,958         $ 4,097
==============================================================================================

Weighted average number of shares outstanding, basic
  and diluted                                                           24,630          24,623
==============================================================================================

Net income per share from continuing operations, basic and diluted     $  0.18         $   0.17
Net income per share from discontinued operations, basic and diluted      0.06              --
----------------------------------------------------------------------------------------------

Net income per share, basic and diluted                                $  0.24         $  0.17
==============================================================================================

           See accompanying notes to consolidated financial statements

                        Franklin Street Properties Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                     For the

                                                                        Three months
                                                                           Ended
                                                                          March 31,
                                                                   ----------------------
(in thousands)                                                        2003         2002
=========================================================================================

Cash flows from operating activities:
  Net income                                                       $  5,958      $  4,097
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                      931         1,146
     Gain on sale of real estate assets                              (1,421)           --
  Changes in operating assets and liabilities:
     Restricted cash                                                     41            29
     Tenant rent receivables, net                                        44             6
     Straight-line rents, net                                           450           (54)
     Prepaid expenses and other assets, net                              33          (347)
     Accounts payable and accrued expenses                             (243)           31
     Accrued compensation                                              (451)       (1,297)
     Tenant security deposits                                           (41)          (29)
  Payment of deferred leasing commissions                               (56)           --
-----------------------------------------------------------------------------------------

      Net cash provided by (used for) operating activities            5,245         3,582
-----------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of real estate assets, office computers and furniture       (183)         (548)
  Deposits on real estate assets                                        290            --
  Addition of assets held for syndication                           (23,979)           --
  Proceeds received on sale of real estate assets                     6,228            --
-----------------------------------------------------------------------------------------

      Net cash provided by (used for) investing activities          (17,644)         (548)
-----------------------------------------------------------------------------------------

Cash flows from financing activities:
  Distributions to stockholders                                      (7,635)       (7,622)
  Proceeds from bank note payable, net                               23,979            --
-----------------------------------------------------------------------------------------

      Net cash provided by (used for) financing activities           16,344        (7,622)
-----------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                  3,945        (4,588)

Cash and cash equivalents, beginning of period                       22,316        24,357
-----------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                           $ 26,261      $ 19,769
=========================================================================================

Supplemental disclosure of cash flow information:

  Cash paid for:
   Interest                                                        $    331      $     59
   Income taxes                                                    $    585      $     --

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

Properties

The following table summarizes the Company's investment in real estate assets, excluding assets held for syndication:

                                                          As of
                                                         March 31,
                                                    2003         2002
                                                 ----------  ----------
      Residential real estate
           Number of properties                          3            4
           Number of apartments                        558          642

      Commercial real estate
           Number of properties                         13           13
           Square feet                           1,433,300    1,433,300

In February 2003 the Company completed the sale of its Weslayan Oaks apartment complex in Houston, Texas. The net selling price was approximately $6.2 million and the Company realized a gain of approximately $1.4 million on the sale.

A purchase and sale agreement was signed in April 2003 to sell the Reata Apartments in Houston, Texas at a price in excess of book value. The transaction, which is subject to the due diligence of the buyer, is not expected to take place until the third quarter of 2003. If this sale is not completed, the Company does not intend to actively market the property for sale.

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-K for its fiscal year ended December 31, 2002.

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

Basis of Presentation (continued)

The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year.

Certain prior-year balances have been reclassified in order to conform to the current-year presentation.

Recent Accounting Standards

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement was effective at the beginning of 2003. The Company has reviewed the provisions of SFAS 143 and believes that the impact of adoption will not be material to its financial position, results of operations and cash flows.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. This Statement was effective at the beginning of 2002. The impact of adoption did not have a material impact on the Company's financial position, results of operations and cash flows. The Company does not have any real estate assets that it considers "held for sale" at December 31, 2002 or March 31, 2003.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections". This Statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement amends FASB No. 13, "Accounting for Leases". This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. This statement was effective for the Company's fiscal year ending December 31, 2003. The Company has reviewed the provisions of FASB 145 and believes that the impact of adoption will not be material to its financial position, results of operations and cash flow.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This statement was effective January 1, 2003. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," which in some cases required certain costs to be recognized before a liability was actually incurred. The adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flow.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45") "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34". FIN 45 clarifies the requirements of SFAS No. 5 "Accounting for Contingencies", relating to a guarantors accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN 45 were effective for the Corporation as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company has reviewed the provisions of FIN 45 and believes that the impact of adoption will not be material to its financial position, results of operations and cash flow.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements (continued)

Recent Accounting Standards (continued)

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. The Company has reviewed the provisions of FIN 46 and believes the impact of adoption will not be material to its financial position, results of operations or cash flow.

2. Investment Services Activity

During the three months ended March 31, 2003, two Sponsored REITs, FSP Royal Ridge Corp. and FSP Collins Crossing Corp., acquired office buildings in Alpharetta, Georgia and Richardson, Texas, respectively. The Company sold on a best efforts basis, through private placements, approximately $52.9 million in preferred stock in these Sponsored REITs. The Company recorded approximately $3.2 million and $1.9 million of syndication fee and transaction fee revenues, respectively, as a result of these transactions.

The Company has in the past acquired by merger entities similar to the Sponsored REITs. On January 14, 2003, the Company entered into a merger agreement to acquire 13 Sponsored REITs (the "Merger Agreement"). The Company's business model for growth includes the potential acquisition by merger in the future of Sponsored REITs. However, except pursuant to the Merger Agreement, the Company has no legal or other enforceable obligation to acquire or to offer to acquire any Sponsored REIT. In addition, any offer (and the related terms and conditions) that might be made in the future to acquire any Sponsored REIT would require: the approval of the boards of directors of the Company and the Sponsored REIT; and the approval of the shareholders of the Sponsored REIT; and likely would require the approval of the shareholders of the Company.

3. Real Estate Assets Held For Syndication

Real estate assets held for syndication represents the net assets of a Sponsored REIT which was owned 99% by the Company and 1% by an officer of the Company at March 31, 2003. The Company intends to syndicate, on a best efforts basis, through a private placement, approximately $55.5 million in preferred stock in the Sponsored REIT. Approximately $23.1 million had been sold through March 31, 2003.

Following the anticipated syndication of the preferred stock in the second quarter of 2003, the Company will own 99% of the common stock in the Sponsored REIT, which represents less than a 1% ownership interest in the Sponsored REIT. Additionally, the Company anticipates earning a fee of approximately 1% of gross rental revenue, as defined, for services rendered in connection with the ongoing asset management of the property. Accordingly, as the Company anticipates having significant continuing involvement following the syndication, as defined in FAS 144, syndication and transaction fees and related expenses from the syndication will be recorded in continuing operations.

The assets owned by the Sponsored REIT, FSP Collins Crossing Corp., were purchased on March 3, 2003, are located in Richardson, Texas and are comprised principally of land and an office building totaling $45.2 million. The purchase was funded by a mortgage loan of $45.2 million from the Company to the Sponsored REIT. The Company obtained the funds to make this loan by drawing on its line of credit.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4. Related Party Transactions and Investments in Non-consolidated Entities

The Company typically retains a non-controlling common stock ownership interest in Sponsored REITs that it has organized. These ownership interests have virtually no economic benefit or risk. At March 31, 2003, December 31, 2002 and March 31, 2002, the Company had ownership interests in eighteen, sixteen and twelve Sponsored REITs, respectively.

Summarized financial information for the Sponsored REITs is as follows:

                                                    March, 31  December 31,
                                                      2003         2002
                                                  -----------  ------------
      (in thousands)

      Balance Sheet Data:
      --------------------------
      Real estate, net                             $ 404,695    $ 385,907
      Other assets                                    43,582       39,465
      Total liabilities                               (6,692)      (6,554)
                                                   ---------    ---------
      Shareholders' equity                         $ 441,585    $ 418,818
                                                   =========    =========


                                                  For the three months ended
                                                           March 31,
                                                      2003         2002
                                                   ---------    ---------
      (in thousands)

      Operating Data:
      --------------------------
      Rental revenue                               $  15,667    $   8,677
      Other revenue                                      108          220
      Operating and maintenance expenses              (5,020)      (4,512)
      Depreciation and amortization                   (2,619)      (1,296)
      Interest expense and commitment fees              (767)          (5)
                                                   ---------    ---------
      Net income                                   $   7,369    $   3,084
                                                   ---------    ---------

The Company's proportionate share of the Sponsored REITs' income and expenses prior to the completion of the syndication of these Sponsored REITs is summarized in the following table:

                                                    For the three months ended
                                                            March 31,
      (in thousands)                                   2003          2002
                                                    ----------    -----------

      Sponsored REIT income                          $   384       $   32
      Sponsored REIT expense                            (291)         (17)
                                                    ----------    -----------
             Net income                              $    93       $   15
                                                    ==========    ===========

The Company provided syndication and real estate acquisition advisory services for the Sponsored REITs in 2003 and 2002. For the three months ended March 31, 2003 and 2002, respectively, syndication fees were approximately $3.2 million and $1.7 million, and transaction fees were approximately $1.9 million and $1.4 million.

Asset management fee income charged by the Company to the Sponsored REITs amounted to approximately $149,000 and $59,000 for the three months ended March 31, 2003 and 2002, respectively, and is included in "Interest and other" in the Consolidated Statements of Income. Management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

5. Bank Note Payable

On March 31, 2003, approximately $24.0 million was outstanding under the Company's $50.0 million unsecured line of credit (the "Loan Agreement"). Borrowings under the Loan Agreement bear interest at a rate of either the bank's base rate or a variable LIBOR rate, as defined, which was 4.25% per annum at March 31, 2003. There were no borrowings outstanding under the Loan Agreement at December 31, 2002. The Loan Agreement terminates on June 23, 2003.

6. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at March 31, 2003 and 2002.

The denominator used for calculating basic and diluted net income per share was 24,630,000 shares and 24,623,000 shares at March 31, 2003 and 2002, respectively.

7. Business Segments

The Company operates in two business segments: rental operations and investment services (including real estate acquisition, financing and broker/dealer services). The Company has identified these segments because this discrete information is the basis upon which management makes decisions regarding resource allocation and performance assessment. The accounting policies of the reportable segments are the same as those described in the "Significant Accounting Policies" set forth in Note 2 to the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company's segments are located in the United States of America.

The Company evaluates the performance of its reportable segments based on Cash Available for Distribution ("CAD") as management believes that CAD represents the most accurate measure of the reportable segment's activity and is the basis for distributions paid to equity holders. The Company defines CAD as: net income as computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"); plus certain non-cash items included in the computation of net income (depreciation and amortization, certain non-cash compensation expenses, straight-line rent adjustments and gain or loss adjustments on the sale of real estate); plus investment services proceeds received from controlled partnerships; plus the net proceeds from the sale of real estate; less purchases of property and equipment ("Capital Expenditures") and payments for deferred leasing commissions, plus proceeds from (payments to) cash reserves established at the acquisition date of the property. Depreciation and amortization, non-cash compensation, straight-line rents adjustments and the gain or loss adjustment on the sale of real estate are an adjustment to CAD as these are non-cash items included in net income. Capital Expenditures, payments of deferred leasing commissions and the proceeds from (payments to) the funded reserve are an adjustment to CAD as they represent cash items not reflected in income. CAD should not be considered as an alternative to net income (determined in accordance with GAAP), as an indicator of the Company's financial performance, nor as an alternative to cash flows from operating activities (determined in accordance with GAAP), nor as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Other real estate companies may define CAD in a different manner. It is at the Company's discretion to retain a portion of CAD for operational needs. The Company believes that in order to facilitate a clear understanding of the results of the Company, CAD should be examined in connection with net income and cash flows from operating, investing and financing activities in the consolidated financial statements.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

CAD by business segment is as follows (in thousands):

                                                 Rental    Investment
                                               Operations   Services     Total
                                               ----------  ----------  --------
Three Months Ended March  31, 2003

Net Income ...................................   $ 5,656    $   302    $ 5,958
Depreciation and amortization ................       901         30        931
Straight line rent ...........................       432         --        432
Non-cash compensation expense ................        --         --         --
Loss (gain) on sale of property ..............    (1,421)        --     (1,421)
Capital expenditures .........................      (183)        --       (183)
Payment of deferred leasing costs ............       (53)        --        (53)
Proceeds from sale of property (net) .........     6,228         --      6,228
Proceeds from (payments to) funded reserves ..    (6,037)        --     (6,037)
                                                 -------    -------    -------
Cash Available for Distribution ..............   $ 5,523    $   332    $ 5,855
                                                 =======    =======    =======
Three Months Ended March 31, 2002

Net Income ...................................   $ 4,475    $  (378)   $ 4,097
Depreciation and amortization ................     1,075         71      1,146
Straight line rent ...........................       (54)        --        (54)
Non-cash compensation expense ................        --         --         --
Loss (gain) on sale of property ..............        --         --         --
Capital expenditures .........................      (546)        (2)      (548)
Payment of deferred leasing costs ............      (211)        --       (211)
Proceeds from sale of property (net) .........        --         --         --
Proceeds from (payments to) funded reserves ..       749         --        749
                                                 -------    -------    -------
Cash Available for Distribution ..............   $ 5,488    $  (309)   $ 5,179
                                                 =======    =======    =======

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7. Business Segments (continued)

The following table is a summary of other financial information by business segment (in thousands):

                                                 Rental    Investment
                                               Operations   Services     Total
                                               ----------  ----------   --------
Three Months Ended March 31, 2003:
    Revenue ...............................     $  7,910     $3,407     $ 11,317
    Interest Income .......................          296         21          317
    Interest Expense ......................          331         --          331
    Discontinued Operations ...............        1,434         --        1,434
    Capital Expenditures ..................          183         --          183
    Total assets at March 31, 2003 ........      217,463      6,040      223,503

Three Months Ended March 31, 2002:
    Revenue ...............................     $  7,847     $1,775     $  9,622
    Interest Income .......................           55         18           73
    Interest Expense ......................           59         --           59
    Discontinued Operations ...............           70         --           70
    Capital Expenditures ..................          546          2          548
    Total assets at March 31, 2002 ........      196,365      2,932      199,297

8. Cash Dividends

The Company declared and paid dividends as follows (in thousands, except per share amounts):


                            Dividends Per          Total
    Quarter Paid                Share            Dividends
---------------------       -------------     -------------

First quarter of 2003          $   .31           $ 7,635

First quarter of 2002          $   .31           $ 7,622

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a "taxable REIT subsidiary" ("TRS"). In the case of TRSs, the Company's ownership of securities in all TRSs generally cannot exceed 20% of the value of all of the Company's assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company's assets. Effective January 1, 2001, a subsidiary of the Company has elected to be treated as a TRS. As a result, the TRS will be required to pay taxes on its net income like any other taxable corporation.

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

The income tax expense reflected in the consolidated statement of income relates only to the taxable REIT subsidiary. The expense differs from the amounts computed by applying the Federal statutory rate of 35% to income before income taxes as follows:

                                                                For the
                                                           Three Months Ended
                                                          -------------------
      (in thousands)                                        2003         2002
                                                          -------------------

      Federal income tax expense at statutory rate        $   195      $   --
      Increase (decrease) in taxes resulting from:
         State income taxes, net of federal impact             34          --
                                                          -------------------
                                                          $   229      $   --
                                                          ===================

No deferred income taxes were provided as there were no temporary differences between the financial reporting basis and the tax basis of the taxable REIT subsidiary.

10. Subsequent Events

The Company declared a dividend of $0.31 per share on May 12, 2003 to shareholders of record as of May 12, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. This discussion may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that the Company's forward-looking statements involve risks and uncertainty, including without limitation, changes in economic conditions in the markets in which the Company owns properties, changes in the demand by investors for investment in Sponsored REITS, the impact of the events of September 11, 2001, risks of a lessening of demand for the types of real estate owned by the Company, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, insurance increases and real estate tax valuation reassessments. See "Risk Factors" in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date this quarterly report is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company include the accounts of the Company and wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Real Estate Assets

Real estate assets are stated at the lower of depreciated cost or fair value. The cost of buildings and improvements includes the purchase price of property, legal fees and other direct acquisition costs. Typical capital improvements include new roofs, site improvements, various exterior building improvements and major renovations. Funding for capital improvements typically is provided by cash reserves.

The Company periodically reviews its properties to determine if its carrying amounts will be recovered from future operating cash flows. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be "long-lived assets to be held and used" as defined by FAS 144 are considered on an undiscounted basis to determine whether an asset has been impaired, the Company's established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company's strategy changes or market conditions otherwise dictate an earlier sale or disposal date, an impairment loss may be recognized. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

The Company classifies a property as "held for sale" upon the execution of a purchase and sale agreement provided that there are no significant contingencies to the sale and management believes that the sale or disposition is probable within one year. The Company reports the results of operations of its properties classified as discontinued operations in its statements of income if no significant continuing involvement exists after the sale or disposition.

The Company typically retains a common stock ownership in a Sponsored REIT following a syndication, and earns an ongoing asset and/or property management fee; accordingly, transaction fee revenue and the results of operations are not classified as discontinued operations due to the Company's continuing involvement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenue Recognition

Rental revenue is reported on a straight-line basis over the terms of the respective leases. Straight-line rent represents rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements.

The Company maintains an allowance against straight-line rent for future potential tenant credit losses. The credit assessment is based on the estimated straight-line rental income that is recoverable over the term of the lease. The computation of this allowance is based on the tenants' payment history and current credit status. If the Company's estimates of collectibility differ from the cash received, the timing and amount of its reported revenue would likely be impacted.

Investment banking services revenue (Syndication and Transaction fees) from the syndication of Sponsored REITs is recognized pursuant to the provisions of Statement of Financial Standards No. 66 "Accounting for Sales of Real Estate", and Statement of Position 92-1 "Accounting for Real Estate Syndication Income". Revenue is recognized provided the criteria for sale accounting in SFAS 66 are met.

Depreciation expense

The Company computes depreciation on its properties using the straight-line method based on an estimated useful life of 27.5 years for residential property and 39 years for non-residential property. The portion of the acquisition cost allocated between land and building for each property may vary based on estimated land value and other factors. The Company computes depreciation on building improvements on an estimated useful life of 15 to 39 years, and on furniture and fixtures on an estimated useful life of 5-7 years. The allocation of a property's acquisition costs to buildings and the determination of the asset's useful life are based on management's estimates.

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

Trends and Uncertainties

Rental Operations

Overall occupancy dropped slightly from the fourth quarter of 2002 through the first quarter of 2003. Many national and global factors affect the demand for rental space in the Company's markets. The Company does not anticipate a meaningful increase in rents or leasing activity until there is new job growth. Because the Company's properties are diversified by property type and by geography, the impact of national and global trends is different for each of the properties and is difficult to predict.

There were no major lease expirations, terminations or new leases during the three months ended March 31, 2003. The lease at the Bollman property in Savage, Maryland expired on November 30, 2002, and the building remains vacant. The monthly operating costs are projected at approximately $25,000 per month. The lease at Blue Ravine in Folsom, California will terminate on June 30, 2003. Monthly operating costs for Blue Ravine are less than $10,000 per month.

Home Gold, a tenant occupying approximately 12% of the space in Piedmont Center in Greenville, South Carolina, filed for bankruptcy protection under Chapter 11 on April 7, 2003. Rent through and including April 2003 has been paid. No rent has been received for May and Home Gold has vacated the premises.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental Operations (continued)

An offer to sell a parcel of vacant land in Southfield, Michigan was accepted in December 2002, but the parties still cannot agree on the terms of a purchase and sale agreement. The Company believes that this transaction is unlikely to be completed in the foreseeable future.

The following table summarizes property wholly owned by the Company as of the dates indicated:

                                                   March 31,
                                        --------------------------
                                              2003        2002

      Residential:
        Number of properties                     3           4
        Number of apartment units              558         642

      Commercial:
        Number of properties                    13          13
        Square footage                   1,433,000   1,433,000

Investment Services

Unlike the Company's real estate business, which provides a rental revenue stream which is ongoing and recurring in nature, the Company's investment banking business is transactional in nature. Trends in 2002 and in the first quarter of 2003 were below expectations in terms of the amount of equity raised. Future business in this area is unpredictable.

The Company's acquisition executives are reporting some of the largest spreads between bid and ask prices for properties that they have seen in the Company's history. The larger-than-normal spreads may be caused by differing views of the strength and timing of a national economic recovery as well as low interest rate carrying costs on debt-financed properties. Without the ability to acquire properties at attractive prices on behalf of Sponsored REITs, the Company's investment banking activities may suffer.

Further, the Company continues to rely solely on its in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time (i.e., investment in Sponsored REITs). While the Company continues to expand its in-house sales force, uncertainties always exist as to whether it is capable, either through the Company's existing client base or through new clients, of raising the amount of capital invested in Sponsored REITs to achieve future performance objectives. Further setbacks in the stock market or the general economy could have negative effects, and while the tragic events of September 11, 2001 did not disrupt the Company's transactional business unit significantly, further terrorist attacks, if they occur, may have an adverse effect on the willingness of investors to purchase interests in future Sponsored REITs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
The following table shows the variance in dollars for the Company's operations for the three months ended March 31, 2003 and 2002.

                                                        Variance in dollars
(in thousands)                                               for the
                                                         three months ended
                                                             March 31,
                                                           2003 and 2002
                                                        -------------------
Revenue:
Rental Operations
   Rental Income                                               $  (563)
   Transaction Income                                              274
   Sponsored REIT income                                           352
   Interest Income                                                 317
                                                        -------------------
     Total rental operations revenue                               380

Investment services
   Syndication Income                                            1,475
   Transaction Income                                              157
   Interest Income                                                 (73)
                                                        -------------------
     Total investment services revenue                           1,559

Total Revenue                                                    1,939

Expenses:
Rental operations
   Selling, general and administrative                            (193)
   Rental operating expenses                                        92
   Depreciation and amortization                                  (147)
   Real estate taxes and insurance                                  95
   Sponsored REIT expense                                          274
   Interest Expense                                                272
                                                        -------------------
     Total rental operations expenses                              393

Investment Services Expenses
   Selling, general and administrative                              66
   Commission expense                                              770
   Partnership units issued as comp                                 --
   Depreciation and amortization                                   (41)
                                                        -------------------
     Total investment services expenses                            795


Total Expenses                                                   1,188


Income Before Interest                                             751


Interest income                                                    (25)
                                                        -------------------
Income before taxes on income                                      726


Taxes on income                                                    229
                                                        -------------------
Income before discontinued operations                              497


Income from discontinued operations                                (57)
Gain on sale of real estate from discontinued ops                1,421
                                                        -------------------

Net Income                                                     $ 1,861
                                                        ===================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002.

Net Income

The Company's net income for the three months ended March 31, 2003 was $6.0 million, compared to $4.1 million during the comparable period in 2002, an increase of approximately $1.9 million, of which an increase of $0.5 million relates to continuing operations and $1.3 million to discontinued operations, including the gain on the sale of Weslayan Oaks. The net income from continuing operations of $0.5 million is comprised of an increase of $0.7 million, offset by taxes of $0.2 million, on income related to investment services. Total revenues from continuing operations increased by $1.9 million, offset by increased expenses of $1.2 million and increased taxes of $0.2 million

Revenue

Total revenues during the three months ended March 31, 2003 increased $1.9 million to $11.6 million compared to $9.7 million for the three months ended March 31, 2002. This is primarily attributable to the syndication of two Sponsored REITs (with aggregate proceeds of $52 million) in 2003 as compared to one Sponsored REIT (with aggregate proceeds of $25 million) in the comparable period in 2002. The increase of $1.9 million is comprised of an increase of $0.4 million in rental operations revenue and an increase of $1.6 million in investment services revenue.

For the three months ended March 31, 2003 revenues from rental operations increased by approximately $0.4 million. This increase is primarily attributable to increased Sponsored REIT income of $0.4 million. Increases in transaction income of $0.3 million and interest income of $0.3 million are attributable to the increase in syndication proceeds discussed above. These increases are offset by a decrease in rental income of $0.6 million that is primarily attributable to straight-line rents of approximately $0.4 million plus the vacancy at Bollman Place of approximately $0.2 million.

Investment services revenue increased $1.6 million of which $1.5 million relate to an increase in syndication fees and $0.1 million relate to an increase in transaction fees. These increases are attributable to the increase in syndication proceeds discussed above.

Expenses

Total expenses during the three months ended March 31, 2003 increased $1.2 million to $6.9 million compared to $5.7 million for the three months ended March 31, 2002. This increase is primarily attributable to an increase in investment services expenses of $0.8 million and an increase in rental operations expenses of $0.4 million.

The increase in rental operations expenses of $0.4 million was primarily attributable to an increase in Sponsored REIT expenses of $0.3 million plus interest expense of $0.3 million relating to the syndication of Sponsored REITs. These increases are offset by decreased expenses of $0.1 million relating to the vacancy at Bollman Place and $0.1 million of depreciation expense.

The increase in investment services expenses of $0.8 million was primarily attributable to commission expense relating to the increase in aggregate syndication proceeds, as discussed in "Revenue" above.

Taxes on income

Taxes on income were $0.2 million for the three months ended March 31, 2003. There were no taxes on income for the comparable period in 2002.

Discontinued operations

The Company sold the Weslayan Oaks apartment complex in February 2003 and recognized a gain of $1.4 million. There were no sales of real estate in the comparable period of 2002. The decrease in net income of less than $0.1 million for Weslayan Oaks is attributable to the sale of the property during the period.

Liquidity and Capital Resources

Cash and cash equivalents were $26.3 million and $22.3 million at March 31, 2003 and December 31, 2002, respectively. This increase of $3.9 million is attributable to $5.2 million provided by operating activities plus $16.3 million provided by financing activities offset by $17.6 million used by investing activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Activities

The Company's cash provided by operating activities of $5.2 million is primarily attributable to net income of approximately $6.0 million less a net adjustment of $0.5 million for non-cash activity (relating to depreciation of $0.9 million offset by a gain on the sale of real estate assets of $1.4 million) less a $0.3 million net change in operating assets and liabilities.

Investing Activities

The Company's cash used for investing activities of $17.6 million is primarily attributable to the $24.0 million increase in assets held for syndication offset by $6.2 million proceeds received from the sale of Weslayan Oaks.

Financing Activities

The Company's cash provided by financing activities of $16.3 million is attributable to $24.0 million of net proceeds from a bank note payable offset by $7.6 million of distributions to shareholders.

Sources and uses of funds

Our principal demands for liquidity are cash for operations, dividends to equity holders, debt repayments and expenses associated with indebtedness. As of March 31, 2003 we had approximately $28.0 million in liabilities of which $24.0 million is a bank note payable. The Company has no permanent, long-term debt. In the near term, liquidity is generated from funds from ongoing real estate operations and transaction fees and commissions received in connection with the sale of shares in Sponsored REITs.

The Company maintains an unsecured line of credit through Citizens Bank. The Company has entered into a Master Promissory Note and Loan Agreement which provides for a revolving line of credit of up to $50.0 million. Borrowings under the line bear interest at either the bank's base rate or a variable LIBOR rate. The Company typically uses the unsecured line of credit to provide each newly-formed Sponsored REIT with the funds to purchase a property. The Company's loan agreement with the bank includes customary restrictions on property liens and requires compliance with various financial covenants. Financial covenants include maintaining minimum cash balances in operating accounts, tangible net worth of at least $140.0 million and compliance with other various debt and income ratios. The Company was in compliance with all covenants as of March 31, 2003. The Company had $24.0 million of borrowings under its revolving credit facility as of March 31, 2003. The Company intends to renew the loan agreement when it expires on June 23, 2003.

Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Assets Held for Syndication

If all of the remaining shares of preferred stock of the Sponsored REIT are sold, the Company anticipates recording approximately $2.0 million and $3.3 million of syndication fee and transaction fee revenue, respectively. The Company expects to record approximately $1.1 million in expenses.

Related Party Transactions

As discussed in Note 2, during the first quarter of 2003, the Company syndicated two Sponsored REITs and retained a non-controlling common stock interest in those Sponsored REITs with virtually no economic benefit. Except for the merger agreement discussed below, the Company did not enter into any other transactions with related parties during the three months ended March 31, 2003. For a discussion of transactions between the Company and related parties during 2002, see "Certain Relationships and Related Transactions" under Item 13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

In January 2003 the Company entered into the Merger Agreement with thirteen Sponsored REITs ("Target REITs") providing for the acquisition by the Company of the Target REITs. The merger requires the approval of the shareholders of the Company as well as the shareholders of the Target REITs. If approved, the Company will issue approximately 25 million shares of its common stock for a 100% ownership interest in the Target REITs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Economic Conditions

The Company generally pays the ordinary annual operating expenses of the properties from the rental revenue generated by the properties. In addition to rental income, the Company maintains cash reserves, which are replenished from property operations as necessary and may be used to fund unusual expenses or major capital purchases or improvements. The cash reserves included in cash and cash equivalents, which as of March 31, 2003 were approximately $7.7 million, are in excess of the known needs for extraordinary expenses or capital improvements for the real properties for the next year. There are no external restrictions on these reserves, and they may be used for any Company purpose.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company was not a party to any derivative financial instruments at or during the year ended December 31, 2002 or during the three months ended March 31, 2003.

The Company borrows from time to time upon its line of credit. These borrowings bear interest at a variable rate. The Company uses the funds it draws on its line of credit for the purpose of making interim mortgage loans to newly-formed Sponsored REITs. These mortgage loans bear interest at the same variable rate payable by the Company under its line of credit. Therefore, the Company believes that it has mitigated its interest rate risk with respect to its borrowings.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief operating officer (equivalent of chief financial officer) have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms and are operating in an effective manner.

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

Item 1. Legal Proceedings:
        Not applicable.

Item 2. Changes in Securities and Use of Proceeds:
        Not applicable.

Item 3. Defaults Upon Senior Securities:
        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders:

Item 5. Other Information:
        Not applicable.

Item 6. Exhibits:
        99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

        Reports on Form 8-K:
        On January 15, 2003, the Company filed a Current Report on Form 8-K, reporting under Item 5, Other Events, on the execution of the Merger Agreement.

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

                                          Franklin Street Properties Corp.

    Date                 Signature                         Title
    ----                 ---------                         -----

May 14, 2003      By:  /s/  George J. Carter     President, Chief Executive
                       -----------------------   Officer and Director
                            George J. Carter     (Principal Executive Officer)

May 14, 2003      By:  /s/  Lloyd S. Dow         Vice President and Controller
                       -----------------------   (Principal Accounting Officer)
                            Lloyd S. Dow

                                  CERTIFCATIONS

I, Barbara J. Corinha, certify that:

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


Dated: May 14, 2003                    /s/ Barbara J. Corinha
                                       ---------------------------
                                       Vice President, Chief Operating Officer
                                       (equivalent of Chief Financial Officer),
                                       Treasurer and Secretary

                                  CERTIFCATIONS

I, George J. Carter, certify that:

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

Dated:  May 14, 2003                /s/ George J. Carter
                                    -------------------------------------------
                                    President and Chief Executive Officer

                                  Exhibit Index
                                  -------------

                                                                            Page
                                                                            ----

Exhibit 99.1.............................................................     29