Form 10-Q
period 2003-06-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2003-08-14
CIK 1031316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2003

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

            YES |X|                                    NO |_|

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

            YES |X|                                    NO |_|

The number of shares of common stock outstanding as of August 10, 2003 was 49,630,338.

                        Franklin Street Properties Corp.

                                    Form 10-Q

                                Quarterly Report
                                  June 30, 2003

                                Table of Contents

Part I.  Financial Information
                                                                            Page
                                                                            ----
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 2003 and
                  December 31, 2002......................................      3

                  Consolidated Statements of Income for the three and
                  six months ended June 30, 2003 and 2002................      4

                  Consolidated Statements of Cash Flows for the six
                  months ended June 30, 2003 and 2002....................      5

                  Notes to the Consolidated Financial Statements.........   6-15

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................  16-28

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk............................................     29

         Item 4.  Controls and Procedures................................     29

Part II. Other Information

         Item 1.  Legal Proceedings......................................     30

         Item 2.  Changes in Securities and Use of Proceeds..............     30

         Item 3.  Defaults upon Senior Securities........................     30

         Item 4.  Submission of Matters to a Vote of Security Holders....     31

         Item 5.  Other Information......................................     31

         Item 6.  Exhibits and Reports on Form 8-K.......................     32

Signatures        .......................................................     33

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                           June 30,    December 31,
(in thousands, except share and par value amounts)                           2003          2002
===================================================================================================

Assets:

Real estate investments, at cost:
   Land                                                                    $  74,798       $ 39,560
   Buildings and improvements                                                414,524        154,785
   Fixtures and equipment                                                        774            930
---------------------------------------------------------------------------------------------------
                                                                             490,096        195,275
   Less accumulated depreciation                                              23,303         21,999
---------------------------------------------------------------------------------------------------

     Real estate investments, net                                            466,793        173,276

Acquired real estate leases, less accumulated amortization of $102             9,095             --

Cash and cash equivalents                                                     89,285         22,316
Restricted cash                                                                  964            483
Tenant rent receivables, less allowance for doubtful                             614            327
   accounts of $202 and $202, respectively
Straight-line rent receivable, less allowance for doubtful
   accounts of $360 and $360, respectively                                     2,817          3,057
Prepaid expenses                                                                 773            743
Deposits on real estate assets                                                    --            841
Office computers and furniture, net of accumulated depreciation of
   $398 and $389, respectively                                                   225            234
Deferred leasing commissions, net of accumulated amortization of
   $439 and $289, respectively                                                   778            659
---------------------------------------------------------------------------------------------------

     Total Assets                                                          $ 571,344       $201,936
===================================================================================================

Liabilities and Stockholders' Equity:

Liabilities:
   Bank note payable                                                       $  38,122       $     --
   Accounts payable and accrued expenses                                      14,387          3,001
   Dividends payable                                                           5,172             --
   Accrued compensation                                                          734          1,287
   Tenant security deposits                                                      964            483
---------------------------------------------------------------------------------------------------

     Total Liabilities                                                        59,379          4,771
---------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
   Preferred Stock, $.0001 par value, 20,000,000 shares
     authorized, none issued or outstanding                                       --             --
   Common Stock, $.0001 par value, 180,000,000 shares
     authorized, 49,630,338 and 24,586,249 shares issued and outstanding           5              2
   Additional paid-in capital                                                513,912        192,743
   Retained earnings and distributions                                        (1,952)         4,420
---------------------------------------------------------------------------------------------------

     Total Stockholders' Equity                                              511,965        197,165
---------------------------------------------------------------------------------------------------

     Total Liabilities and Stockholders' Equity                            $ 571,344       $201,936
===================================================================================================

          See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                       For the             For the
                                                                    Three Months         Six Months
                                                                        Ended               Ended
                                                                       June 30,            June 30,
                                                                   ---------------      ---------------
(in thousands, except per share amounts)                           2003       2002      2003      2002
=======================================================================================================
Revenue:
   Rental                                                       $  9,849    $ 6,546   $15,664   $12,924
   Syndication fees                                                2,174      3,979     5,407     5,737
   Transaction fees                                                3,552      3,884     5,437     5,338
   Sponsored REIT income                                             517         --       901        32
   Other                                                             289        236       606       309
-------------------------------------------------------------------------------------------------------

     Total revenue                                                16,381     14,645    28,015    24,340
-------------------------------------------------------------------------------------------------------

Expenses:
   Rental operating expenses                                       2,324      1,538     3,915     3,037
   Real estate taxes and insurance                                 1,300        754     2,089     1,448
   Depreciation and amortization                                   1,508      1,125     2,438     2,227
   Sponsored REIT expenses                                           350         --       641        17
   Selling, general and administrative                             1,350      1,378     2,732     2,903
   Commissions                                                     1,090      1,989     2,706     2,835
   Interest                                                          207        291       538       350
-------------------------------------------------------------------------------------------------------

     Total expenses                                                8,129      7,075    15,059    12,817
-------------------------------------------------------------------------------------------------------

Income before interest income and taxes on income                  8,252      7,570    12,956    11,523

Interest income                                                       59         44       108       118
-------------------------------------------------------------------------------------------------------

Income before taxes on income                                      8,311      7,614    13,064    11,641

Taxes on income                                                      196        201       425       201
-------------------------------------------------------------------------------------------------------

Income from continuing operations                                  8,115      7,413    12,639    11,440

     Income (loss) from discontinued operations                       (2)        56        11       126
     Gain on sale of real estate from discontinued operations         --         --     1,421        --
-------------------------------------------------------------------------------------------------------

Net Income                                                      $  8,113    $ 7,469   $14,071   $11,566
=======================================================================================================

Weighted average number of shares outstanding,
   basic and diluted                                              32,964     24,586    28,797    24,586
=======================================================================================================

Net income per share from continuing operations,
   basic and diluted                                            $   0.25    $  0.30   $  0.44   $  0.47
Net income per share from discontinued operations,
   basic and diluted                                                  --         --      0.05        --
-------------------------------------------------------------------------------------------------------

Net income per share, basic and diluted                         $   0.25    $  0.30   $  0.49   $  0.47
=======================================================================================================

          See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                              For the
                                                                                            Six months
                                                                                               Ended
                                                                                              June 30,
                                                                                          ---------------
(in thousands)                                                                            2003       2002
============================================================================================================

Cash flows from operating activities:
   Net income                                                                          $  14,071    $ 11,566
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                       2,438       2,313
       Gain on sale of real estate assets                                                 (1,421)         --
   Changes in operating assets and liabilities:
       Restricted cash                                                                        17          (3)
       Tenant rent receivables                                                               (35)       (931)
       Straight-line rents, net                                                              240          --
       Prepaid expenses and other assets, net                                                338        (614)
       Accounts payable and accrued expenses                                                 304         854
       Accrued compensation                                                                  (17)       (847)
       Tenant security deposits                                                             (553)          4
   Payment of deferred leasing commissions                                                  (149)         --
------------------------------------------------------------------------------------------------------------

         Net cash provided by operating activities                                        15,233      12,342
------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Cash acquired through issuance of common stock in the merger transaction               23,524          --
   Purchase of real estate assets, office computers and furniture;
     capitalized merger costs                                                             (1,708)       (743)
   Deposits on real estate assets                                                            841          --
   Addition of assets held for syndication                                                    --     (22,300)
   Proceeds received on sale of real estate assets                                         6,228          --
------------------------------------------------------------------------------------------------------------

         Net cash provided by (used for) investing activities                             28,885     (23,043)
------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Distributions to stockholders                                                         (15,271)    (15,244)
   Proceeds from bank note payable, net                                                   38,122      22,300
------------------------------------------------------------------------------------------------------------

         Net cash provided by financing activities                                        22,851       7,056
------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                      66,969      (3,645)

Cash and cash equivalents, beginning of period                                            22,316      24,357
------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                               $  89,285    $ 20,712
============================================================================================================

Supplemental disclosure of cash flow information:
   Cash paid for:
     Interest                                                                          $     538    $    350
     Income taxes                                                                            585          --
     Dividends declared but not paid                                                       5,172          --
Non-cash investing and financing activities
   Assets acquired through issuance of common stock in the merger transaction, net       297,648          --

          See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation, and Recent Accounting Pronouncements

Organization

Franklin Street Properties Corp. (the "Company" or "FSP Corp.") was formed as a Massachusetts limited partnership (the "Partnership") on February 4, 1997. Through June 30, 2001 the Partnership owned a 99% interest in FSP Investments LLC ("FSP Investments") and a 99% interest in FSP Property Management LLC ("FSP Property Management"). Effective July 1, 2001, a wholly-owned subsidiary of the Partnership purchased the remaining 1% ownership interest in FSP Investments and 1% ownership interest in FSP Property Management for an aggregate purchase price of approximately $32,000.

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

As a part of the conversion, all of the Partnership's outstanding units were converted on a one-for-one basis into 24,586,249 shares of common stock of the Company. The conversion was accounted for as a reorganization of affiliated entities, with assets and liabilities recorded at their historical costs.

On May 30, 2003, the shareholders of the Company approved the Company's acquisition by merger of 13 REITs (the "Target REITs"). The mergers were effective June 1, 2003 and, as a result, the Company issued approximately 25 million shares in a tax-free exchange for all the outstanding shares of the Target REITs. The mergers are being accounted for as a purchase and the acquired assets and liabilities are recorded at their fair value.

The Company operates in two business segments: rental operations and investment services. FSP Investments provides real estate investment and broker/dealer services. FSP Investments' services include: (i) the organization of REITs (the "Sponsored REITs") which are syndicated through private placements; (ii) the acquisition of real estate on behalf of the Sponsored REITs; and (iii) the sale in private placements of preferred stock in Sponsored REITs.

Properties

The following table summarizes the Company's investment in real estate assets, excluding assets held for syndication:

                                                           As of
                                                          June 30,
                                                  2003               2002
                                                ---------         ---------
      Residential real estate
             Number of properties                       5                 4
             Number of apartments                     996               642

      Commercial real estate
             Number of properties                      24                13
             Square feet                        3,049,357         1,433,200

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods presented in this quarterly report are not necessarily indicative of the results for other interim periods or for the full fiscal year.

Certain prior period balances have been reclassified in order to conform to the current-year presentation.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. The Company believes the impact will not be material to its financial position, results of operations or cash flows.

2. Investment Services Activity

In March 2003, a Sponsored REIT, FSP Collins Crossing Corp. acquired one office building in Richardson, Texas. The Company sold on a best efforts basis, through private placements, approximately $55.5 million in preferred stock in this Sponsored REIT, of which $23.1 million and $32.4 million in preferred stock was sold in the three months ending March 31, 2003 and June 30, 2003, respectively.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3. Related Party Transactions and Investments in Non-consolidated Entities

The Company typically retains a non-controlling common stock ownership interest in Sponsored REITs that it has organized. These ownership interests have virtually no economic benefit or risk. At June 30, 2003, December 31, 2002, and June 30, 2002 the Company had ownership interests in five, sixteen and fourteen Sponsored REITs, respectively. Neither the Company nor any other related entity has an obligation to acquire the non-owned interests in any Sponsored REIT.

Summarized financial information for the Sponsored REITs is as follows:

                                                       June 30,    December 31,
      (unaudited)                                       2003           2002
                                                      ---------    -----------
                                                           (in thousands)
      Balance Sheet Data:
      -------------------
      Real estate, net                                $ 152,805     $ 385,907
      Other assets                                       25,429        39,465
      Total liabilities                                  (2,874)       (6,554)
                                                      ---------     ---------
      Shareholders' equity                            $ 175,360     $ 418,818
                                                      =========     =========

                                                    For the                For the
                                              Three Months Ended       Six Months Ended
                                                    June 30,               June 30,
                                               2003        2002        2003        2002
                                             -------------------------------------------
                                                            (in thousands)
      Operating Data:
      ---------------
      Rental revenue                         $ 6,052    $ 10,027    $ 10,857    $ 18,704
      Other revenue                               38          (3)         76         217
      Operating and maintenance expenses      (2,141)     (2,274)     (3,662)     (6,786)
      Depreciation and amortization           (1,504)     (1,306)     (2,267)     (2,602)
      Interest expense and commitment fees    (3,591)     (4,039)     (5,597)     (4,044)
                                             -------------------------------------------
      Net income (loss)                      $(1,146)   $  2,405    $   (593)   $  5,489
                                             ===========================================

The Company's proportionate share of revenue and expenses prior to completion of the syndication from these Sponsored REITs is shown in the following table:

                                          For the            For the
                                    Three Months Ended   Six Months Ended
                                          June 30,           June 30,
                                     2003        2002     2003      2002
                                    -------------------------------------
                                                 (in thousands)
      Revenue                       $ 517       $  --    $ 901     $ 32
      Expenses                       (350)         --     (641)     (17)
                                    -------------------------------------
          Net income                $ 167       $  --    $ 260     $ 15
                                    =====================================

The Company provided syndication and real estate acquisition advisory services for the Sponsored REITs in 2003 and 2002. For the three months ended June 30, 2003 and 2002, respectively, syndication fees were approximately $2.2 million and $4.0 million, and transaction fees were approximately $3.6 million and $3.9 million. For the six months ended June 30, 2003 and 2002, respectively, syndication fees were approximately $5.4 million and $5.7 million, and transaction fees were approximately $5.4 million and $5.3 million.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3. Related Party Transactions and Investments in Non-consolidated Entities (continued)

Asset management fee income charged by the Company to the Sponsored REITs amounted to approximately $146,000 and $158,000 for the three months ended June 30, 2003 and 2002, respectively, and $298,000 and $217,000 for the six months ended June 30, 2003 and 2002, respectively, and is included in "Other revenue" in the Consolidated Statements of Income. Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days' notice.

4. Bank note payable

On June 30, 2003, $38.1 million was outstanding under the Company's $50 million unsecured line of credit (the "Loan Agreement"). As a result of a delay until July 15, 2003 in closing on the purchase of a property for a Sponsored REIT, the proceeds of the loan are included in cash on the Company's balance sheet at June 30, 2003. Borrowings under the Loan Agreement bear interest at a rate of either the bank's base rate or a variable LIBOR rate, as defined, which was 4.25% per annum at June 30, 2003. There were no borrowings outstanding under the Loan Agreement at December 31, 2002. The Loan Agreement which originally matured on February 23, 2003, has been extended to August 23, 2003 with no other changes in terms and conditions.

5. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at or during the periods ended June 30, 2003 and 2002.

6. Business Segments

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

The Company evaluates the performance of its reportable segments based on Cash Available for Distribution ("CAD") as management believes that CAD represents the most accurate measure of the reportable segment's activity and is the basis for distributions paid to equity holders. The Company defines CAD as: net income as computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"); plus certain non-cash items included in the computation of net income (depreciation and amortization, certain non-cash compensation expenses, straight-line rent adjustments and gain or loss adjustments on the sale of real estate); plus investment services proceeds received from controlled partnerships; plus the net proceeds from the sale of surplus land; less purchases of property and equipment ("Capital Expenditures") and payments for deferred leasing commissions, plus proceeds from (payments to) cash reserves established at the acquisition date of the property. Depreciation and amortization, non-cash compensation, straight-line rents adjustments and the gain or loss adjustment on the sale of real estate are an adjustment to CAD as these are non-cash items included in net income. Proceeds from the sale of surplus land, Capital Expenditures, payments of deferred leasing commissions and the proceeds from (payments to) the funded reserve are an adjustment to CAD as they represent cash items not reflected in income. CAD should not be considered as an alternative to net income (determined in accordance with GAAP), as an indicator of the Company's financial performance, nor as an alternative to cash flows from operating activities (determined in accordance with GAAP), nor as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Other real estate companies may define CAD in a different manner. It is at the Company's discretion to retain a portion of CAD for operational needs.

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

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6. Business Segments (continued)

Cash available for distribution by business segment is as follows (in thousands):

                                    Rental Operations    Investment Services          Total
                                    -----------------    -------------------    ------------------

Three Months Ended March 31, 2002

Net Income                          $           4,475    $              (378)   $            4,097
Depreciation and amortization                   1,075                     71                 1,146
Straight line rent                                (54)                    --                   (54)
Capital expenditures                             (546)                    (2)                 (548)
Proceeds from funded reserve                      538                     --                   538
                                    -----------------    -------------------    ------------------
Cash Available for Distribution     $           5,488    $              (309)   $            5,179
                                    =================    ===================    ==================

Three Months Ended June 30, 2002

Net Income                          $           6,487    $               982    $            7,469
Depreciation and amortization                   1,130                     37                 1,167
Straight line rent                               (961)                    --                  (961)
Capital expenditures                             (187)                    (8)                 (195)
Payment of deferred leasing costs                (531)                    --                  (531)
Proceeds from funded reserve                    1,460                     --                 1,460
                                    -----------------    -------------------    ------------------
Cash Available for Distribution     $           7,398    $             1,011    $            8,409
                                    =================    ===================    ==================

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6. Business Segments (continued)

Cash Available for Distribution by business segment is as follows (in thousands):

                                                                Rental Operations     Investment Services         Total
                                                                ------------------    -------------------    ------------------
Six Months Ended June 30, 2002

Net Income                                                      $           10,962    $               604    $           11,566
Depreciation and amortization                                                2,205                    108                 2,313
Straight line rent                                                          (1,015)                    --                (1,015)
Capital expenditures                                                          (733)                   (10)                 (743)
Payment of deferred leasing costs                                             (531)                    --                  (531)
Proceeds from funded reserve                                                 1,998                     --                 1,998
                                                                ------------------    -------------------    ------------------
Cash Available for Distribution                                 $           12,886    $               702    $           13,588
                                                                ==================    ===================    ==================

Three Months Ended March  31, 2003

Net Income                                                      $            5,656    $               302    $            5,958
Depreciation and amortization                                                  901                     30                   931
Straight line rent                                                             432                     --                   432
Loss (gain) on sale of property                                             (1,421)                    --                (1,421)
Capital expenditures                                                          (183)                    --                  (183)
Payment of deferred leasing costs                                              (53)                    --                   (53)
Proceeds from funded reserve                                                   191                     --                   191
                                                                ------------------    -------------------    ------------------
Cash Available for Distribution                                 $            5,523    $               332    $            5,855
                                                                ==================    ===================    ==================

Three Months Ended June 30, 2003

Net Income                                                      $            7,804    $               309    $            8,113
Depreciation and amortization                                                1,530                    (23)                1,507
Straight line rent                                                             208                     --                   208
Capital expenditures; capitalized merger costs                              (1,525)                    --                (1,525)
Payment of deferred leasing costs                                              (94)                    --                   (94)
Proceeds from funded reserve                                                   615                     --                   615
                                                                ------------------    -------------------    ------------------
Cash Available for Distribution                                 $            8,538    $               286    $            8,824
                                                                ==================    ===================    ==================

Six Months Ended June 30, 2003

Revenue                                                         $           21,654    $             5,982    $           27,636
Expense                                                                     (9,626)                (5,371)              (14,997)
Discontinued Operation                                                       1,432                     --                 1,432
Net Income                                                                  13,460                    611                14,071
Depreciation and amortization                                                2,431                      7                 2,438
Straight line rent                                                             640                     --                   640
Loss (gain) on sale of property                                             (1,421)                    --                (1,421)
Capital expenditures                                                        (1,708)                    --                (1,708)
Payment of deferred leasing costs                                             (147)                    --                  (147)
Payment from sale of property (net)                                          6,228                     --                 6,228
Proceeds from (payments to) funded reserve                                  (5,422)                    --                (5,422)
                                                                ------------------    -------------------    ------------------
Cash Available for Distribution                                 $           14,061    $               618    $           14,679
                                                                ==================    ===================    ==================

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6. Business Segments (continued)

Cash Available for Distribution by business segment is as follows (in thousands):

                                                                Rental Operations    Investment Services         Total
                                                                -----------------    -------------------   ------------------
Six Months Ended June 30, 2003

Net Income                                                      $          13,460    $               611   $           14,071
Depreciation and amortization                                               2,431                      7                2,438
Straight line rent                                                            640                     --                  640
Loss (gain) on sale of property                                            (1,421)                    --               (1,421)
Capital expenditures; capitalized merger costs                             (1,708)                    --               (1,708)
Payment of deferred leasing costs                                            (147)                    --                 (147)
Proceeds from funded reserve                                                  806                     --                  806
                                                                -----------------    -------------------   ------------------
Cash Available for Distribution                                 $          14,061    $               618   $           14,679
                                                                =================    ===================   ==================

The following table is a summary of other financial information by business segment (in thousands):

                                                                Rental Operations    Investment Services         Total
                                                                -----------------    -------------------   -------------------
Three Months Ended June 30, 2003:
Revenue                                                         $          13,676    $             2,535   $            16,211
Interest Income                                                              (228)                    19                  (209)
Interest Expense                                                              207                     --                   207
Loss from discontinued operations                                              (2)                    --                    (2)
Capital Expenditures                                                        1,525                     --                 1,525

Total assets at June 30, 2003                                   $         565,161    $             6,083   $           571,244

Three Months Ended June 30, 2002:
Revenue                                                         $          10,570    $             3,960   $            14,530
Interest Income                                                               340                     19                   359
Interest Expense                                                              291                     --                   291
Income from discontinued operations                                            --                     --                    --
Capital Expenditures                                                          187                      8                   195

Total assets at June 30, 2002                                   $         218,232    $             4,519   $           222,751

Six Months Ended June 30, 2003:
Revenue                                                         $          21,586    $             5,942   $            27,528
Interest Income                                                                68                     40                   108
Interest Expense                                                              538                     --                   538
Income from discontinued operations                                         1,432                     --                 1,432
Capital Expenditures                                                        1,708                     --                 1,708

Total assets at June 30, 2003                                   $         565,161    $             6,083   $           571,244

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6. Business Segments (continued)

The following table is a summary of other financial information by business segment (in thousands):

                                                                Rental Operations   Investment Services          Total
                                                                -----------------   -------------------   -------------------
Six Months Ended June 30, 2002:
Revenue                                                         $          18,697   $             5,737   $            24,434
Interest Income                                                               407                    35                   442
Interest Expense                                                              350                    --                   350
Income from discontinued operations                                            --                    --                    --
Capital Expenditures                                                          733                    10                   743

Total assets at June 30, 2002                                   $         218,232   $             4,519   $           222,751

7. Cash Dividends

The Company declared and paid dividends as follows (in thousands, except per share amounts):

                                                               Total
            Quarter Paid               Dividends Per Share  Dividends
      -------------------------------  -------------------  ---------

      First Quarter of 2003                      $0.31      $   7,635
      Second Quarter of 2003                     $0.31          7,636
                                                            ---------
                                                            $  15,271
                                                            =========

8. Income Taxes

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

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

8. Income Taxes (continued)

The income tax expense reflected in the consolidated statement of income relates only to the taxable REIT subsidiary. The expense differs from the amounts computed by applying the Federal statutory rate of 35% to income before income taxes as follows:

                                                        For the         For the
                                                       Six Months     Six Months
                                                         Ended           Ended
      (in thousands)                                 June 30, 2003   June 30, 2002
                                                     -------------   -------------
      Federal income tax expense at statutory rate   $         362   $         282
      Increase in taxes resulting from:
      State income taxes, net of federal impact                 63              48
      Other                                                     --            (129)
                                                     -------------   -------------
                                                     $         425   $         201
                                                     =============   =============

Other consists primarily of the tax benefit on cash bonuses accrued in 2001 but paid in 2002. Due to the conversion from a partnership into a corporation the bonus is treated as a permanent tax difference.

No deferred income taxes were provided as there were no temporary differences between the financial reporting basis and the tax basis of the taxable REIT subsidiary.

9. Acquisitions

On June 1, 2003, the Company issued approximately 25 million shares of common stock, $0.0001 par value per share in exchange for a 100% interest in the preferred stock of 13 Target REITs it acquired by merger. The results of operations for each of the Target REITs have been included in the Company's consolidated financial statements since that date.

The aggregate purchase price was approximately $321.2 million. At the merger date, for each Target REIT, the increase between the appraised value of the property and the historical cost of the property has been allocated to real estate investments and leases, including Lease origination costs. Lease origination costs represent the value associated with acquiring an in-place lease (i.e. the market cost to execute a similar lease, including leasing commission, legal, vacancy and other related costs). The value assigned to buildings approximates their replacement cost; the value assigned to land approximates its appraised value; and the value assigned to leases approximates their fair value. Other assets and liabilities are recorded at their historical costs, which approximates fair value.

The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

                                                Value of Assets Acquired
                                                ------------------------
                                                    (in thousands)

      Real estate assets                        $               298,831
      Value of acquired real estate leases                        9,277
      Cash                                                       23,524
      Other assets                                                1,120
      Liabilities assumed                                       (11,580)
      ------------------------------------------------------------------

           Total                                $               321,172
      ==================================================================

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

9. Acquisitions (continued)

Pro forma operating results for the Company and the 13 Target REITs the Company acquired during 2003 are shown in the following table. The results assume that the Merger occurred and the shares of the Company's stock were issued on December 31, 2001 and are not necessarily indicative of what the Company's actual financial position or results of operations would have been for the period indicated, nor do they purport to represent the results of operations for any future period.

                                                For the                   For the
                                           Three Months Ended         Six Months Ended
                                                June 30,                  June 30,
                                            2003         2002         2003         2002
                                        ------------------------------------------------

Revenues                                $  23,269    $  23,923    $  46,418    $  41,692
Expenses                                  (12,468)     (15,893)     (25,271)     (27,272)
Interest income                               104          129          224          262
Taxes on income                              (196)        (201)        (425)        (201)
                                        ------------------------------------------------
Net income from continuing operations      10,709        7,958       20,946       14,481
Income from discontinued operations            (2)          --        1,432          126
                                        ------------------------------------------------
Net income                              $  10,707    $   7,958    $  22,378    $  14,607
                                        ================================================

Weighted average shares outstanding        49,630       49,630       49,630       49,630
                                        ================================================

                                        ================================================
Net income per share                    $    0.22    $    0.16    $    0.45    $    0.29
                                        ================================================

10. Subsequent Events

The Company declared a dividend of $0.10 per share on July 25, 2003 to shareholders of record as of July 25, 2003.

The Company had previously, on May 30, 2003, declared a dividend of $0.21 per share to shareholders of record as of May 30, 2003.

Both of the above dividends were paid on July 29, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Historical results and percentage relationships set forth in the Consolidated Statements of Operations contained in the financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. This discussion may also contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For purposes of these Acts, any statement that is not a statement of historical fact may be deemed a forward-looking statement. The forward-looking statements found in this Quarterly Report on Form 10-Q are based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that the Company's forward-looking statements involve risks and uncertainty, including without limitation, changes in economic conditions in the markets in which the Company owns properties, changes in the demand by investors for investment in Sponsored REITS, risks of a lessening of demand for the types of real estate owned by the Company, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. See the factors set forth below under the caption, "Certain factors that may affect future results". Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date this quarterly report is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company include the accounts of the Company and wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Real Estate Investments

Real estate assets are stated at the lower of depreciated cost or fair value. The cost of each investment in real estate includes the purchase price of property, legal fees and other direct acquisition costs. Typical capital improvements include new roofs, site improvements, various exterior building improvements and major renovations. Funding for capital improvements typically is provided by cash reserves.

The acquisition cost of each investment in real estate is allocated between the value of leases acquired with the property and the real property components, such as land, buildings and improvements. Acquisition cost allocations are based upon management's estimates and are typically guided by information received by independent real estate appraisal firms. Inappropriate allocation of acquisition costs could result in depreciation and amortization expenses that do not appropriately reflect the allocation of capital expenditures over future periods.

The Company periodically reviews its properties to determine if the carrying amounts will be recovered from future operating cash flows. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be "long-lived assets to be held and used" as defined by FAS 144 are considered on an undiscounted basis to determine whether an asset has been impaired, the Company's established strategy of holding properties over the long term decreases the likelihood of recording an impairment loss. If the Company's strategy changes or market conditions otherwise dictate an earlier sale or disposal date, an impairment loss may be recognized. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

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

Depreciation and amortization expense

The Company computes depreciation on its properties using the straight-line method based on an estimated useful life of 27.5 years for residential property and 39 years for non-residential property. The Company computes depreciation on building improvements on an estimated useful life of 15 to 39 years, and on furniture and fixtures on an estimated useful life of 5-7 years. The Company computes amortization expense on the value of leases acquired and deferred leasing costs based upon the remaining life of the related lease. The determination of the asset's useful life are based on management's estimates.

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

Trends and Uncertainties

Rental Operations

Primarily due to the Company's acquisition of 13 REITs, average leased rate increased from 88% for the three months ended March 31, 2003 to 92% for the three months ended June 30, 2003. The Company does not anticipate a meaningful increase in rents or leasing activity in the Company's markets until there is new job growth in the economy. Because the Company's properties are diversified by property type and by geography, the impact of national and global trends is different for each of the properties and is difficult to predict.

There were no major lease expirations, terminations or new leases during the three months ended June 30, 2003 except at Blue Ravine in Folsom, California, where the sole lease terminated on June 30, 2003 and the building remains vacant. The Bollman property in Savage, Maryland, which was vacant throughout the second quarter, was leased in July and is now 100% leased to Maines Paper & Food Service, Inc.

Home Gold, a tenant occupying approximately 12% of the space in Piedmont Center in Greenville, South Carolina, filed for bankruptcy protection under Chapter 11 on April 7, 2003. Rent through and including April 2003 has been paid. No rent has been received for May 2003 through July 2003 and Home Gold has vacated the premises.

Investment Services

Unlike the Company's real estate business, which provides a rental revenue stream which is ongoing and recurring in nature, the Company's investment banking business is transactional in nature.

During the first half of 2003, the Company's acquisition executives continued to report large spreads between bid and ask prices for properties. Differing views of the strength and timing of a national economic recovery as well as low interest rate carrying costs on debt-financed properties are contributing to this situation. Without the ability to acquire properties at attractive prices on behalf of the Sponsored REITs, the Company's investment banking activities may suffer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Trends and Uncertainties (continued)

Investment Services (continued)

The Company relies solely on its in-house investment executives to access interested investors who have capital they can afford to place in an illiquid investment in real estate for an indefinite period of time. Setbacks in the stock market or the general economy could have negative effects. Although terrorist activity has not significantly affected the Company's transactional business, further terrorist attacks, if they occur, may have a chilling effect on the willingness of investors to purchase interests in future Sponsored REITs.

The following table summarizes property wholly owned by the Company, excluding discontinued operations and real estate assets held for syndication as of the dates indicated:

                                                                As of
                                                               June 30,
                                                          2003           2002
                                                        ---------     ---------
      Residential real estate
             Number of properties                               5             4
             Number of apartments                             996           642

      Commercial real estate
             Number of properties                              24            13
             Square feet                                3,049,357     1,433,200

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following table shows variance in dollars for the three and six months ended June 30, 2003 and 2002:

                                                          Variance in
                                                       Thousands of Dollars
                                                  ------------------------------
                                                  For the three     For the six
                                                  months ended      months ended
                                                    June 30,          June 30,
                                                  -------------    -------------
                                                  2003 and 2002    2003 and 2002
                                                  -------------    -------------
Rental operations
  Rental income                                      $ 3,303        $ 2,740
  Transaction income                                    (278)           (21)
  Sponsored REIT income                                  517            869
  Other                                                   53            297
Investment services
  Syndication income                                  (1,805)          (330)
  Transaction income                                     (54)           120
                                                     -------        -------
Total revenue                                          1,736          3,675

Rental operations
  Selling, general and administrative                    324             52
  Rental operating expenses                              786            878
  Depreciation and amortization                          117            (30)
  Real estate taxes and insurance                        872            967
  Sponsored REIT expense                                 350            624
  Interest Expense                                       (84)           188
Investment Services Expenses
  Selling, general and administrative                   (352)          (207)
  Commission expense                                    (899)          (129)
  Depreciation and amortization                          (60)          (101)
                                                     -------        -------
Total Expenses                                         1,054          2,242
                                                     -------        -------

Interest income                                           15            (10)

Taxes on income                                            5           (224)
                                                     -------        -------
Income from continuing operations                        702          1,199

Income from discontinued operations                      (58)          (115)
Gain on sale of real estate from
  discontinued operations                                 --          1,421
                                                     -------        -------

Net income                                           $   644        $ 2,505
                                                     =======        =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended June 30, 2003 to the three months ended June 30, 2002:

The Company completed the syndication of one Sponsored REIT with total gross proceeds of $55.5 million in the three months ended June 30, 2003 a decrease of $5.1 million compared total gross proceeds of $60.6 million in the comparable period in 2002 from the syndication of two Sponsored REITs. Of the $55.5 million, $32.4 million was syndicated in the three months ended June 30, 2003 and $23.1million was syndicated in the three months ended March 31, 2003.

On June 1, 2003 the Company completed the acquisition by merger of 13 Sponsored REITs. The results of operations for these 13 properties are included in the results for the period for one month. The Company operated 17 properties for the three months ended June 30, 2002 and for two months of the three month period ended June 30, 2003. The results of operations for one property that was sold in 2003 have been classified as discontinued operations for both periods.

Revenue

Total revenues increased $1.7 million, or 12%, to $16.4 million for the three months ended June 30, 2003, as compared to $14.6 million for the comparable period in 2002.

Income from rental operations was $13.8 million for the three months ended June 30, 2003, an increase of $3.6 million, or 26%, compared to the three months ended June 30, 2002. The increase is attributable to:

      o Rental revenue of $3.9 million for the 13 properties acquired by the Company in June, 2003;

      o     Routine rent increases of $0.8 million in the aggregate; and

      o Sponsored REIT income of $0.5 million as a result of the Company is owning a percentage of a Sponsored REIT for a greater period of time in 2003 than the comparable period of 2002.

These increases were offset by:

      o     A decrease in rents of $0.2 million due to a vacancy in 2003;

      o An adjustment for straight-line rent revenue of $1.2 million, relating to new or renewed leases since June 30, 2002; and

      o A decrease in transaction fees of $0.3 million relating to the decrease in the syndication of sponsored REITs as discussed above.

Investment banking services revenue was $2.5 million for the three months ended June 30, 2003, a decrease of $1.8 million, or 72%, compared to the three months ended June 30, 2002. This decrease is attributable to the decrease in syndication fees as discussed above.

Expenses

Total expenses were $8.1 million for the three months ended June 30, 2003, an increase of $1.0 million, or 12%, compared to the three months ended June 30, 2002.

Expenses for rental operations were $6.1 million for the three months ended June 30, 2003, a net increase of $2.2 million, or 36%, compared to the three months ended June 30, 2002. The increase is attributable to:

      o Rental expenses of $1.5 million for the 13 properties acquired by the Company in June, 2003;

      o An increase in real estate taxes and insurance of $0.4 million, as a result of tax rate increases on the existing properties and increases in the price of obtaining insurance; and

      o An increase of $0.3 million of Sponsored REIT expenses and as a result of the Company is owning a percentage of a Sponsored REIT in 2003 for a greater period of time in 2003 than the comparable period in 2002.

Expenses for investment banking services were $2.0 million for the three months ended June 30, 2003, a net decrease of $1.0 million, or 31%, compared to the three months ended June 30, 2002. The decrease is primarily attributable to a decrease in commission expenses relating to the decrease in syndication fees discussed above.

Interest income and taxes on income for the three month period ended June 30, 2003 were consistent with the comparable period of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the six months ended June 30, 2003 to the six months ended June 30, 2002:

The Company completed the syndication of two Sponsored REITs with total gross proceeds of $85.3 million in the six months ended June 30, 2003 a decrease of $0.3 million compared to total gross proceeds of $85.6 million in the comparable period in 2002 from the syndication of two Sponsored REITs.

On June 1, 2003 the Company completed the acquisition by merger of 13 Sponsored REITs. The results of operations for these 13 properties are included in the results for the period for one month. The Company operated 17 properties for the six months ended June 30, 2002 and for three months of the six month period ended June 30, 2003. The results of operations for one property that was sold in 2003 have been classified as discontinued operations for both periods.

Revenue

Total revenue increased $3.7 million, or 15%, to $28.0 million for the six months ended June 30, 2003, as compared to $24.3 million for the comparable period in 2002.

Income from rental operations was $22.1 million for the six months ended June 30, 2003, an increase of $3.9 million, or 21%, compared to the six months ended June 30, 2002. The increase is attributable to:

      o Rental revenue of $3.9 million for the 13 properties acquired by the Company in June, 2003.

      o An increase in Sponsored REIT income of $0.9 million as a result of the Company is owning a percentage of a Sponsored REIT for a greater period of time in 2003 than the comparable period in 2002; and

      o An increase in other income of $0.3 million primarily representing interest related to loans to the Sponsored REITs that were outstanding for a longer period of time in 2003 than the comparable period of 2002.

These increases were offset by:

      o     A decrease in rents of $0.3 million due to a vacancy in 2003; and

      o A net decrease in rental revenue of $.08 million comprised of an increase in rental revenue of $0.8 million offset by a decrease in straight-line rent revenue of $1.6 million, relating to new or renewed leases since June 30, 2002.

Investment banking services revenue was $5.9 million for the six months ended June 30, 2003; a decrease of $0.2 million, or 72%, compared to the six months ended June 30, 2002. This decrease is attributable to the decrease in gross syndication proceeds as discussed above.

Expenses

Total expenses were $15.1 million for the six months ended June 30, 2003, an increase of $2.2 million, or 17%, compared to the six months ended June 30, 2002.

Expenses for rental operations were $10.1 million for the six months ended June 30, 2003, a net increase of $2.7 million, or 36%, compared to the six months ended June 30, 2002. The increase is attributable to:

      o Rental expenses of $1.5 million for the 13 properties acquired by the Company in June, 2003;

      o An increase in rental operating expenses of $0.2 million is primarily attributable to a miscellaneous increase in maintenance costs over the comparable period in 2002;

      o An increase in real estate taxes and insurance of $0.1 million, as a result of tax rate increases on the existing properties and increases in the price of obtaining insurance;

      o An increase of $0.6 million of Sponsored REIT expenses as a result of the Company is owning a percentage of a Sponsored REIT in 2003 for a greater period of time in 2003 than the comparable period in 2002; and

      o An increase in interest expense of $0.2 million for loans related to the to the Sponsored REITs that were outstanding for a longer period of time in 2003 than the comparable period in 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Expenses (continued)

Expenses for investment banking services were $5.0 million for the six months ended June 30, 2003, a decrease of $0.4 million, or 31%, compared to the six months ended June 30, 2002. The decrease is primarily attributable to a decrease in commission expenses relating to the decrease in syndication fees discussed above and overall cost management.

Interest income for the six-month period ended June 30, 2003 was consistent with the comparable period of 2002.

Taxes on income were $0.4 million for the six moths ended June 30, 2003, an increase of $0.2 million compared to the six months ended June 30, 2002. The taxes for 2002 on the taxable REIT subsidiary included certain benefits that will not occur in the future. The Company expects a tax rate of approximately 41% for the taxable REIT subsidiary for 2003.

Liquidity and Capital Resources

Cash and cash equivalents were $89.3 million and $22.3 million at June 30, 2003 and December 31, 2002, respectively. This increase of $67.0 million is attributable to $15.2 million provided by operating activities; $28.9 million provided by investing activities; and $22.9 million provided by financing activities.

Operating Activities

The cash provided by the Company's operating activities of $15.2 million is primarily attributable to net income of $14.1 million plus the add-back of $1.0 million from non-cash activity plus a $0.3 million net change in operating assets and liabilities, less payments for deferred leasing costs of $0.1 million.

Investing Activities

The Company's cash provided by investing activities of $28.9 million is attributable to $23.5 million in cash acquired as a result of the issuance of stock in the merger transaction, $6.2 million proceeds from the sale of assets and $0.8 million for a return of a deposit on real estate investments offset by $1.7 million used for the purchase of real estate assets (including $1.0 million of capitalized merger costs), office computers and furniture.

Financing Activities

The Company's cash provided by financing activities of $22.9 million is attributable to $38.1 million proceeds from a loan, offset by $15.3 million distributions to the Company's shareholders as dividends.

Sources and Uses of Funds

Our principal demands for liquidity are cash for operations, dividends to equity holders, debt repayments and expenses associated with indebtedness. As of June 30, 2003 we had approximately $59 million in liabilities. The Company has no permanent, long-term debt. In the near term, liquidity is generated from funds from ongoing real estate operations and transaction fees and commissions received in connection with the sale of shares in new Sponsored REITs.

The Company maintains an unsecured line of credit through Citizens Bank. The Company has entered into a Master Promissory Note and Loan Agreement ("loan agreement"), which provides for a revolving line of credit of up to $50 million. The loan agreement originally expired February 23, 2003, but has been extended to August 23, 2003 with no changes in terms and conditions. The Company intends to renew the loan agreement prior to expiration. Borrowings under the loan bear interest at either the bank's base rate or a variable LIBOR rate. The Company typically uses the unsecured line of credit to provide each newly formed Sponsored REIT with the funds to purchase a property. The Company's loan agreement with the bank includes customary restrictions on property liens and requires compliance with various financial covenants. Financial covenants include maintaining minimum cash balances in operating accounts, tangible net worth of at least $140 million and compliance with other various debt and income ratios. The Company was in compliance with all covenants as of June 30, 2003. The Company had $38.1 million of borrowings under its revolving credit facility as of June 30, 2003.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Related Party Transactions

During the second quarter of 2003, the Company organized one Sponsored REIT and retained a non-controlling common stock interest in this Sponsored REIT with virtually no economic benefit. The Company did not enter into any other significant transactions with related parties during the quarter ended June 30, 2003. For a discussion of transactions between the Company and related parties during 2002, see "Related Party Transactions" under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Economic Conditions

The Company generally pays the ordinary annual operating expenses of its properties from the rental revenue generated by the properties. For the six months ended June 30, 2003, with the exception of the Bollman property in Savage, Maryland, which was vacant for the six months ended June 30, 2003, the rental income exceeded the expenses for each of the Company's real properties. The Company expects that Bollman will produce sufficient revenue to cover its expenses during the third and fourth quarters of 2003. In addition to rental income, the Company maintains cash reserves that may be used to fund unusual expenses or major capital improvements. The cash reserves included in cash and cash equivalents, which as of June 30, 2003 were approximately $15 million, are in excess of the known needs for extraordinary expenses or capital improvements for the real properties within the next few years. There are no external restrictions on these reserves, and they may be used for any Company purpose.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

As a result of its acquisition of 13 REITs, FSP Corp. may no longer qualify as a REIT.

As a result of the combination of FSP Corp. with the 13 REITs it acquired by merger in June 2003, FSP Corp. might no longer qualify as a real estate investment trust under Section 856 of the Internal Revenue Code of 1986, as amended. FSP Corp. could lose its ability to so qualify for a variety of reasons relating to the nature of the assets acquired from the acquired REITs, the identity of the shareholders of the acquired REITs who become shareholders of FSP Corp. or the failure of one or more of the acquired REITs to have previously qualified as a real estate investment trust.

FSP Corp. would incur adverse tax consequences if it failed to qualify as a REIT.

If in any taxable year FSP Corp. does not qualify as a real estate investment trust, it would be taxed as a corporation and distributions to its stockholders would not be deductible by FSP Corp. in computing its taxable income. In addition, if FSP Corp. were to fail to qualify as a real estate investment trust, FSP Corp. could be disqualified from treatment as a real estate investment trust in the year in which such failure occurred and for the next four taxable years and, consequently, would be taxed as a corporation during such years. Failure to qualify for even one taxable year could result in a significant reduction of FSP Corp.'s cash available for distributions to its stockholders or could require FSP Corp. to incur indebtedness or liquidate investments in order to generate sufficient funds to pay the resulting federal income tax liabilities. In addition, timing differences between the receipt of income and payment of expenses and the inclusion and deduction of such amounts in arriving at taxable income of FSP Corp. could make it necessary for FSP Corp. to borrow in order to make certain distributions to its stockholders in satisfaction of the 90% distribution requirement applicable to real estate investment trusts. The provisions of the Internal Revenue Code governing the taxation of real estate investment trusts are very technical and complex, and although FSP Corp. expects that it will be organized and will operate in a manner that will enable it to meet such requirements, no assurance can be given that it will succeed in doing so during the entire life of FSP Corp. In addition, you should note that if one or more of the acquired REITs did not qualify as a real estate investment trust immediately prior to the consummation of the mergers, FSP Corp. would be disqualified as a REIT as a result of the mergers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The anticipated benefits of FSP Corp.'s acquisition of the 13 REITs may not be realized and FSP Corp's operating results may be adversely affected.

FSP Corp. acquired the 13 REITs in June 2003 with the expectation that the mergers would result in benefits, including:

      o FSP Corp.'s real estate portfolio would be substantially larger and more diverse both geographically and by tenant business than prior to the consummation of the mergers, reducing the dependence of an investment in FSP Corp. on the performance of a smaller group of assets.

      o FSP Corp.'s business would generate a greater percentage of its revenues from rentals from real properties and a lesser percentage from real estate investment banking/brokerage activities, constituting a more stable income stream than that received by FSP Corp. prior to the consummation of the mergers.

      o FSP Corp.'s larger portfolio of real estate would produce economies of scale, increase its purchasing power relating to goods and services and reduce the percentage that expenses constitute of gross revenue.

      o FSP Corp.'s increased asset base would give it the flexibility to increase its $50,000,000 line of credit, enabling FSP Corp. to finance the acquisition of real property for itself or to provide larger loans to Sponsored REITs to finance their acquisition of real property.

      o FSP Corp.'s larger portfolio of real properties and larger equity capitalization might increase the likelihood that FSP Corp. may eventually be able to provide liquidity for its equity investors through the public markets.

Achieving the benefits of the mergers will depend in part on the sustainability of long-term tenants in the real properties owned by FSP Corp. and the ability of FSP Corp.'s key personnel to effectively manage the additional 13 properties. If the occupancy levels and creditworthiness of tenants are not maintained, FSP Corp. will not achieve the intended benefits of the mergers and the operating results of FSP Corp. may be adversely affected.

If FSP Corp. is not able to collect sufficient rents from each of its owned real properties, FSP Corp. may suffer significant operating losses.

A substantial portion of FSP Corp.'s revenues will be generated by the rental income of its real properties. If the additional properties acquired by FSP Corp. in the mergers or the properties owned by FSP Corp. prior to the consummation of the mergers do not provide FSP Corp. a steady rental income, FSP Corp.'s revenues will decrease and may cause FSP Corp. to incur operating losses in the future.

The mergers may affect the level of dividends received by FSP Corp.'s stockholders.

The mergers may affect the level of dividends made to FSP Corp.'s stockholders. The level of dividends after the consummation of the mergers may be lower than the level of dividends FSP Corp.'s stockholders received with respect to their common stock prior to the consummation of the mergers due to the dilution of their percentage ownership incurred upon consummation of the mergers. Regardless of the initial level of FSP Corp.'s dividends immediately following consummation of the mergers, they could decline in the future to a level at which FSP Corp.'s stockholders could receive lower dividends than they received prior to the consummation of the mergers. Moreover, because FSP Corp.'s investment banking business is transactional in nature, there is no predictable recurring level of revenue for such activities. As a result of this, the amount of cash available for distribution may fluctuate, which may result in FSP Corp.'s not being able to maintain growth in dividend levels in the future.

The real properties held by FSP Corp. may significantly decrease in value.

FSP Corp. owns 29 properties following the consummation of the mergers. Some or all of these properties may decline in value. To the extent FSP Corp.'s real properties decline in value, its stockholders could lose some or all the value of their investments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

If FSP Corp.'s line of credit is substantially increased, FSP Corp. may borrow more than it is capable of reasonably repaying.

One expected benefit from the mergers is that FSP Corp.'s increased asset base should give FSP Corp. the flexibility to increase its $50,000,000 line of credit, enabling FSP Corp. to finance the acquisition of real property for itself or to provide larger loans to Sponsored REITs to finance their acquisition of real property. However, if FSP Corp. borrows heavily against any increased line of credit, FSP Corp. may experience difficulties repaying such line of credit, particularly if FSP Corp.'s cash flows are substantially reduced for any reason. An increased line of credit may create a greater likelihood that FSP Corp. will not be able to sustain its debt obligations under such line of credit and cause a default thereunder.

FSP Corp. faces risks in continuing to attract investors for  Sponsored REITs.

FSP Corp.'s investment banking business continues to depend upon its ability to attract purchasers of equity interests in Sponsored REITs. FSP Corp.'s success in this area will depend on the propensity and ability of investors who have previously invested in Sponsored REITs to continue to invest in future Sponsored REITs and on FSP Corp.'s ability to expand the investor pool for the Sponsored REITs by identifying new potential investors. Moreover, FSP Corp.'s investment banking business may be impacted to the extent existing Sponsored REITs incur losses or have operating results that fail to meet investors' expectations. FSP Corp. expects that its investment banking business will account for a smaller percentage of its overall revenue on a going forward basis due to the expected increase in the percentage of revenues derived from rents as a result of its acquisition of 13 REITs.

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

The properties in FSP Corp.'s portfolio are distributed among the major geographic segments by aggregate square footage to be owned by FSP Corp., as follows: Southwest - 28%; Northeast - 30%; Midwest - 19%; West - 15%; and Southeast - 8%. However, within certain of those segments, a large concentration exists within a particular city and its immediately surrounding area; specifically, Houston, Texas - 21% and Washington, DC - 13%. FSP Corp. is likely to face risks to the extent that any of these areas suffer deteriorating economic conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FSP Corp. competes with national, regional and local real estate operators and developers, which could adversely affect FSP Corp.'s cash flow.

Competition exists in every market in which FSP Corp.'s properties are located and in every market in which FSP Corp.'s properties will be located. FSP Corp. competes with, among others, national, regional and numerous local real estate operators and developers. Such competition may adversely affect the percentage of leased space and the rental revenues of FSP Corp.'s properties, which could adversely affect FSP Corp.'s cash flow from operations and its ability to make expected distributions to its stockholders. Some of FSP Corp.'s competitors may have more resources than FSP Corp. or other competitive advantages. Competition may be accelerated by any increase in availability of funds for investment in real estate.

For example, decreases in interest rates tend to increase the availability of funds and therefore can increase competition. The extent to which FSP Corp. is affected by competition will depend in significant part on local market conditions.

There is limited potential for an increase in leased space gains in FSP Corp.'s properties.

FSP Corp. anticipates that future increases in revenue from its properties will be primarily the result of scheduled rental rate increases or rental rate increases as leases expire. Those properties with higher rates of vacancy are located in soft economic markets so that it may be difficult to realize increases in revenue when vacant space is re-leased. To the extent that the properties of FSP Corp. continue to operate profitably, this will likely stimulate new development of competing properties.

FSP Corp. will be subject to possible liability relating to environmental matters, and FSP Corp. cannot assure you that it has identified all possible liabilities.

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

Each REIT acquired by FSP Corp. in June 2003 had previously obtained a Phase I environmental assessment for the property held by it at the time of the acquired REITs acquisition of such property. FSP Corp. (through its subsidiaries) has been involved in the operation of each such property since that acquisition, and is not aware of any material changes to the environmental conditions at any of the properties held by the acquired REITs since their acquisition. However, FSP Corp. cannot assure you that any environmental assessments of the acquired REITs' properties that have been provided to it have revealed all potential environmental liabilities, that any prior owner or operator of the properties did not create any material environmental condition not known to FSP Corp. or the acquired REIT, or that an environmental condition does not otherwise exist as to any one or more of the properties that could have a material adverse effect on FSP Corp.'s financial condition or results of operations.

In addition, FSP Corp. cannot assure you that:

      o future laws, ordinances or regulations will not impose any material environmental liability;

      o the current environmental conditions of FSP Corp.'s and the acquired REITs' respective properties will not be affected by the condition of properties in the vicinity of such properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to FSP Corp. or the acquired REITs;

      o the current environmental conditions of the acquired REITs' properties will not be affected by mold or other environmental pollutants that could affect indoor air quality;

      o tenants will not violate their leases by introducing hazardous or toxic substances into FSP Corp.'s properties that could expose FSP Corp. to liability under federal or state environmental laws; or

      o environmental conditions, such as the growth of bacteria and toxic mold in heating and ventilation systems or on walls, will not occur at FSP Corp.'s properties and pose a threat to human health.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FSP Corp. will be subject to compliance with the Americans With Disabilities Act and fire and safety regulations which could require FSP Corp. to make significant capital expenditures.

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

The property held by each acquired REIT was inspected for compliance with the ADA at the time of acquisition of such property and was found to be in material compliance. FSP Corp. (through its subsidiaries) has been involved in the operation of each such property since that acquisition, and is not aware of any alterations to the properties that were not made in compliance with the ADA.

There are significant conditions to FSP Corp.'s obligation to redeem shares of its common stock, and any such redemption will result in the stockholders tendering shares receiving less than their fair market value.

Under FSP Corp.'s redemption plan, it is only obligated to use its best efforts to redeem shares of its common stock from stockholders wishing to have them redeemed. There are significant conditions to FSP Corp.'s obligation to redeem shares of its common stock including:

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

Any redemption effected by FSP Corp. under this plan would result in the stockholders tendering shares of FSP common stock receiving 90% of the fair market value, as determined by FSP Corp.'s Board of Directors in its sole and absolute discretion, of such shares and not their full fair market value.

FSP Corp. may lose capital investment or anticipated profits if an uninsured event occurs.

FSP Corp. carries or its tenants carry comprehensive liability, fire and extended coverage with respect to each of the properties owned by FSP Corp., with policy specification and insured limits customarily carried for similar properties. There are, however, certain types of losses, such as from wars, pollution or earthquakes, that may be either uninsurable or not economically insurable (although the properties located in California all have earthquake insurance). Should an uninsured material loss occur, FSP Corp. could lose both its capital invested in the property and anticipated profits.

FSP Corp.'s stockholders may experience greater risks relating to diversification of portfolios following the mergers.

The assets and liabilities of the acquired REITs and of FSP Corp. were combined as a result of the mergers. As a result of the mergers, the geographic diversity of the properties in which FSP Corp.'s stockholders own an interest changed. However, because the market for real estate may vary widely from one region of the country to another, the change in geographic diversity may expose FSP Corp. stockholders to different and greater risks than those to which they were previously exposed.

Provisions in FSP Corp.'s organizational documents may prevent changes in control.

FSP Corp.'s Articles of Incorporation (the "Articles") and Bylaws (the "Bylaws") contain provisions, described below, which may have the effect of discouraging a third party from making an acquisition proposal for FSP Corp. and may thereby inhibit a change of control of FSP Corp. under circumstances that could give the holders of FSP common stock the opportunity to realize a premium over the then-prevailing market prices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provisions in FSP Corp.'s organizational documents may prevent changes in control. (continued)

Ownership Limits. In order for FSP Corp. to maintain its qualification as a real estate investment trust, the holders of common stock will be limited to owning, either directly or under applicable attribution rules of the Internal Revenue Code, no more than 9.8% of the lesser of the value or the number of equity shares of FSP Corp., and no holder of common stock will be able to acquire or transfer shares that would result in FSP Corp. being beneficially owned by fewer than 100 persons. Such ownership limit may have the effect of preventing an acquisition of control of FSP Corp. without the approval of FSP Corp.'s Board of Directors. Moreover, FSP Corp. will have the right to redeem any shares of its common stock that are acquired or transferred in violation of these provisions at the market price. In addition, the Articles give FSP Corp.'s Board of Directors the right to refuse to give effect to the acquisition or transfer of shares by a stockholder in violation of these provisions.

Staggered Board. FSP Corp.'s Board of Directors is divided into three classes. The terms of these classes will expire in 2004, 2005 and 2006, respectively. Directors of each class are elected for a three-year term upon the expiration of the initial term of each class. The staggered terms for directors may affect the stockholders' ability to effect a change in control of FSP Corp. even if a change in control were in the stockholders' best interests.

Preferred Stock. The Articles authorize FSP Corp.'s Board of Directors to issue up to 20,000,000 shares of preferred stock, par value $.0001 per share (the "Preferred Stock"), and to establish the preferences and rights of any such shares issued. The issuance of Preferred Stock could have the effect of delaying or preventing a change in control of FSP Corp. even if a change in control were in the stockholders' best interest.

Increase of Authorized Stock. FSP Corp.'s Board of Directors, without any vote or consent of the stockholders, may increase the number of authorized shares of any class or series of stock or the aggregate number of authorized shares FSP Corp. has authority to issue. The ability to increase the number of authorized shares and issue such shares could have the effect of delaying or preventing a change in control of FSP Corp. even if a change in control were in the stockholders' best interest.

Amendment of Bylaws. FSP Corp.'s Board of Directors has the sole power to amend the Bylaws. This power could have the effect of delaying or preventing a change in control of FSP Corp. even if a change in control were in the stockholders' best interests.

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

There is no public trading market for FSP Corp.'s common stock. FSP Corp. cannot assure you that any market will develop or that there will be any liquidity in a market for its common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company was not a party to any derivative financial instruments at or during the year ended December 31, 2002 or during the six months ended June 30, 2003.

The Company draws from time to time on its line of credit. These borrowings bear interest at a variable rate. The Company uses the funds it draws on its line of credit for the purpose of making interim mortgage loans to Sponsored REITs. These mortgage loans bear interest at the same variable rate payable by the Company under its line of credit. Therefore, the Company believes that it has mitigated its interest rate risk with respect to its borrowings.

Item 4. Controls and Procedures.

The Company's management, with the participation of the Company's President and Chief Executive Officer and the Company's Vice President and Chief Operating Officer (equivalent of Chief Financial Officer), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, the Company's President and Chief Executive Officer and the Company's Vice President and Chief Operating Officer (equivalent of Chief Financial Officer) concluded that, as of June 30, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including the Company's consolidated subsidiaries, is made known to the Company's President and Chief Executive Officer and the Company's Vice President and Chief Operating Officer (equivalent of Chief Financial Officer) by others within these entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change to the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings:
            Not applicable.

Item 2.     Changes in Securities and Use of Proceeds:

            On June 1, 2003, the Registrant issued approximately 25,000,091 shares of common stock, $0.0001 par value per share (the "Common Stock"), to the holders of preferred stock (the "Target Stock") of 13 real estate investment trusts (the "Target REITs") it acquired by merger (the "Mergers").

            Upon consummation of the Mergers, each share of Target Stock in the Target REITs was converted into that number of shares of the Registrant's Common Stock as set forth below opposite the name of the applicable Target REIT. The Registrant issued the shares of its Common Stock to the holders of Target Stock in private placements, exempt from registration under Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder. Fractional shares of Common Stock were issued by the Registrant.

                                                                              Total Shares of
                                         Shares of Registrant Common      Registrant Common Stock
                                          Stock Issuable in Exchange       Issuable to Holders of
                   Target REIT          for Each Share of Target Stock          Target Stock
                   -----------          ------------------------------          ------------
           Forest Park                            7,299.59                        569,368.02
           The Gael                               6,975.59                      1,482,312.88
           Goldentop                              7,302.58                      1,690,547.27
           Centennial                             6,905.56                      1,091,078.48
           Meadow Point                           6,983.25                      1,798,186.88
           Timberlake                             6,787.12                      3,495,366.80
           Federal Way                            6,779.66                      1,355,932.00
           Fair Lakes                             6,805.36                      3,266,572.80
           Northwest Point                        6,779.66                      2,525,423.35
           Timberlake East                        6,830.85                      1,707,712.50
           Merrywood                              6,854.51                      1,412,029.06
           Plaza Ridge I                          6,822.03                      2,728,812.00
           Park Ten                               6,824.54                      1,876,748.50
                                                                                ------------
                            Total                                              25,000,090.54

Item 3.    Defaults Upon Senior Securities:
           Not applicable.

                           PART II - OTHER INFORMATION
                                   (continued)

Item 4.     Submission of Matters to a Vote of Security Holders:

            On May 30, 2003, the Registrant held a Special Meeting of Stockholders for the purpose of approving an Agreement and Plan of Merger, dated January 14, 2003, by and among the Registrant and 13 real estate investment trusts. The following table sets forth the number of votes cast for, withheld and abstained for the proposal.

                  For                     Withheld                   Abstain
                  ---                     --------                   -------
               20,687,933                  79,648                    24,431

            On June 30, 2003, the Registrant held its 2003 Annual Meeting of Stockholders (the "2003 Annual Meeting"). The 2003 Annual Meeting was called for the following purposes: (1) to elect two Class II directors to serve until the 2006 annual meeting and (2) to transact such other business as may properly come before the meeting or any adjournment thereof.

            The following table sets forth the names of the directors elected at the 2003 Annual Meeting for new three-year terms and the number of votes cast for and withheld for each director:

               Directors                For          Withheld Authority to Vote
               ---------                ---          --------------------------

            Barbara J. Corinha        34,824,655              308,108
            Barry Silverstein         34,824,655              308,108

            The names of each of the other directors whose terms of office continued after the 2003 Annual Meeting are as follows: George J. Carter, Dennis J. McGillicuddy, Richard R. Norris and Janet P. Notopolous.

Item 5.     Other Information:
            Not applicable.

                           PART II - OTHER INFORMATION
                                   (continued)

Item 6. Exhibits and Reports on Form 8-K:

     I

      (a) Exhibit 31.1 - Certification by the Registrant's President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 31.2 -- Certification by the Registrant's Vice President, Chief Operating Officer (equivalent of Chief Financial Officer), Treasurer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.1 -- Certification by the Registrant's President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.2 -- Certification by the Registrant's Vice President, Chief Operating Officer (equivalent of Chief Financial Officer), Treasurer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K.

            1. On April 14, 2003, the Registrant filed a Current Report on Form 8-K to report that PricewaterhouseCoopers, LLP, the Company's independent accountants, had declined to stand for re-election.

            2. On May 8, 2003, the Registrant filed a Current Report on Form 8-K to report that it had engaged Ernst & Young, LLP as its independent accountants.

            3. On June 1, 2003, the Registrant filed a Current Report on Form 8-K to report the completion of its acquisition of 13 real estate investment trusts.

            4. On June 6, the Registrant filed a Current Report on Form 8-K to report that the Company's President and Chief Executive Officer had delivered a letter to stockholders relating to management's authorization to research the feasibility of listing the Company's common stock on a major U.S. exchange or the NASDAQ electronic market.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Franklin Street Properties Corp.


      Date                   Signature                  Title


August 13, 2002    By: /s/ George J. Carter       Chief Executive Officer and
                       ----------------------     Director (Principal Executive
                           George J. Carter       Officer)


August 13, 2002    By: /s/ Lloyd S. Dow           Controller
                       ----------------------     (Principal Accounting Officer)
                           Lloyd S. Dow