Form 10-Q
period 2003-09-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2003-11-14
CIK 1031316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)
        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2003

                                       OR

        |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period  _________ to __________.

                         Commission File Number: 0-32615


                        Franklin Street Properties Corp.
             (Exact name of registrant as specified in its charter)


                   Maryland                             04-3578653
         (State or other jurisdiction                  (IRS Employer
       of incorporation or organization)          Identification Number)


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

         YES     |X|                    NO     |_|

The number of shares of common stock outstanding as of November 10, 2003 was 49,630,338.

                        Franklin Street Properties Corp.

                                    Form 10-Q

                                Quarterly Report
                               September 30, 2003

                                Table of Contents

                                                                            Page
                                                                            ----
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 2003
                        and December 31, 2002.............................     3

                  Consolidated Statements of Income for the three and
                        nine months ended September 30, 2003 and 2002.....     4

                  Consolidated Statements of Cash Flows for the nine
                        months ended September 30, 2003 and 2002..........     5

                  Notes to the Consolidated Financial Statements..........  6-14

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................... 15-27

         Item 3.  Quantitative and Qualitative Disclosures about
                        Market Risk.......................................    28

         Item 4.  Controls and Procedures.................................    28

Part II. Other Information

         Item 1.  Legal Proceedings.......................................    29

         Item 2.  Changes in Securities and Use of Proceeds...............    29

         Item 3.  Defaults upon Senior Securities.........................    29

         Item 4.  Submission of Matters to a Vote of Security Holders.....    29

         Item 5.  Other Information.......................................    29

         Item 6.  Exhibits and Reports on Form 8-K........................    29

Signatures        ........................................................    30

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                    September 30,      December 31,
(in thousands, except share and par value amounts)                                       2003             2002
===================================================================================================================

Assets:

Real estate investments, at cost:
   Land                                                                             $  71,398         $ 39,560
   Buildings and improvements                                                         404,541          154,785
   Fixtures and equipment                                                                 777              930
-------------------------------------------------------------------------------------------------------------------
                                                                                      476,716          195,275
   Less accumulated depreciation                                                       23,200           21,999
-------------------------------------------------------------------------------------------------------------------

     Real estate investments, net                                                     453,516          173,276

Acquired real estate leases, less accumulated amortization of $429                      8,768               --

Cash and cash equivalents                                                              68,663           22,316
Restricted cash                                                                           951              483
Tenant rent receivables, less allowance for doubtful accounts of
   $202 and $202, respectively                                                            891              327
Straight-line rent receivable, less allowance for doubtful accounts of
   $360 and $360, respectively                                                          3,511            3,057
Prepaid expenses and other                                                              1,385              743
Deposits on real estate assets                                                            500              841
Office computers and furniture, net of accumulated depreciation of
   $449 and $389, respectively                                                            381              234
Deferred leasing commissions, net of accumulated amortization of
   $496 and $289, respectively                                                          1,053              659
-------------------------------------------------------------------------------------------------------------------

     Total Assets                                                                   $ 539,619         $201,936
===================================================================================================================

Liabilities and Stockholders' Equity:

Liabilities:
   Accounts payable and accrued expenses                                            $   8,969         $  3,001
   Dividends payable                                                                   21,341               --
   Accrued compensation                                                                 2,017            1,287
   Tenant security deposits                                                               951              483
-------------------------------------------------------------------------------------------------------------------

     Total Liabilities                                                                 33,278            4,771
-------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
   Preferred Stock, $.0001 par value, 20,000,000 shares
     authorized, none issued or outstanding                                                --               --
   Common Stock, $.0001 par value, 180,000,000 shares
     authorized, 49,630,338 and 24,586,249 shares issued and outstanding                    5                2
   Additional paid-in capital                                                         513,912          192,743
   Earnings in excess of distributions (distributions in excess of earnings)           (7,955)           4,420
   Accumulated undistributed net realized gain on sale of properties                      379               --
-------------------------------------------------------------------------------------------------------------------

     Total Stockholders' Equity                                                       506,341          197,165
-------------------------------------------------------------------------------------------------------------------

     Total Liabilities and Stockholders' Equity                                     $ 539,619         $201,936
===================================================================================================================

          See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                 September 30,
                                                         ----------------------        ----------------------
(in thousands, except per share amounts)                   2003           2002           2003           2002
=============================================================================================================

Revenue:
   Rental                                                $17,767        $ 6,014        $32,606        $18,083
   Syndication fees                                        6,019          4,153         11,426          9,890
   Transaction fees                                        6,128          3,865         11,565          9,203
   Sponsored REIT income                                   1,541            421          2,442            453
   Other                                                     248            280            853            589
-------------------------------------------------------------------------------------------------------------

     Total revenue                                        31,703         14,733         58,892         38,218
-------------------------------------------------------------------------------------------------------------

Expenses:
   Rental operating expenses                               3,540          1,393          7,125          4,105
   Real estate taxes and insurance                         2,325            676          4,229          1,954
   Depreciation and amortization                           3,219          1,068          5,464          3,136
   Sponsored REIT expenses                                 1,365            296          2,006            313
   Selling, general and administrative                     1,376          1,194          4,124          4,096
   Commissions                                             3,006          2,075          5,712          4,910
   Shares issued as compensation                              --            604             --            604
   Interest                                                  257            297            795            647
-------------------------------------------------------------------------------------------------------------

     Total expenses                                       15,088          7,603         29,455         19,765
-------------------------------------------------------------------------------------------------------------

Income before interest income and taxes on income         16,615          7,130         29,437         18,453

Interest income                                              130             66            238            185
-------------------------------------------------------------------------------------------------------------

Income before taxes on income                             16,745          7,196         29,675         18,638

Taxes on income                                            1,035            216          1,460            417
-------------------------------------------------------------------------------------------------------------

Income from continuing operations                         15,710          6,980         28,215         18,221

Income from discontinued operations                           56            147            201            472
-------------------------------------------------------------------------------------------------------------

Income before gain on sale of properties                  15,766          7,127         28,416         18,693

Gain on sale of properties                                 4,914             --          6,335             --
-------------------------------------------------------------------------------------------------------------

Net income                                               $20,680        $ 7,127        $34,751        $18,693
=============================================================================================================

Weighted average number of shares outstanding,
   basic and diluted                                      49,630         24,586         35,741         24,598
=============================================================================================================
Net income per share basic and diluted
     Continuing operations                               $  0.32        $  0.28        $  0.79        $  0.74
     Discontinued operations                                  --           0.01             --           0.02
     Gain on sale of property                               0.10             --           0.18             --
-------------------------------------------------------------------------------------------------------------

Net income per share, basic and diluted                  $  0.42        $  0.29        $  0.97        $  0.76
=============================================================================================================

          See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                           Nine Months
                                                                                                              Ended
                                                                                                          September 30,
                                                                                                   --------------------------
(in thousands)                                                                                        2003             2002
=============================================================================================================================

Cash flows from operating activities:
   Net income                                                                                      $  34,751         $ 18,693
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                                   5,808            3,515
       Gain on sale of real estate assets                                                             (6,335)
       Stock issued as compensation                                                                       --              604
   Changes in operating assets and liabilities:
       Restricted cash                                                                                    30                9
       Tenant rent receivables                                                                          (312)              54
       Straight-line rents, net                                                                         (454)          (1,036)
       Prepaid expenses and other assets, net                                                           (274)            (472)
       Accounts payable and accrued expenses                                                          (5,114)             962
       Accrued compensation                                                                              730             (315)
       Tenant security deposits                                                                          (30)              (9)
   Payment of deferred leasing costs                                                                    (481)            (608)
-----------------------------------------------------------------------------------------------------------------------------

         Net cash provided by operating activities                                                    28,319           21,397
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Cash acquired through issuance of common stock in the merger transaction                           23,524               --
   Purchase of real estate assets, office computers and furniture; capitalized merger costs           (2,246)          (1,078)
   Change in deposits on real estate assets                                                              341
   Proceeds from real estate assets held for syndication                                                  --          (49,956)
   Proceeds received on sale of real estate assets                                                    21,815               --
-----------------------------------------------------------------------------------------------------------------------------

         Net cash provided by (used for) investing activities                                         43,434          (51,034)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Distributions to stockholders                                                                     (25,406)         (22,879)
   Proceeds from bank note payable                                                                        --           50,000
-----------------------------------------------------------------------------------------------------------------------------

         Net cash provided by (used for) financing activities                                        (25,406)          27,121
-----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                  46,347           (2,516)

Cash and cash equivalents, beginning of period                                                        22,316           24,357
-----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                                           $  68,663         $ 21,841
=============================================================================================================================

Supplemental disclosure of cash flow information: Cash paid for:
     Interest                                                                                      $     795         $    647
     Income taxes                                                                                      1,963              390
   Non-cash investing and financing activities
     Assets acquired through issuance of common stock in the merger transaction, net                 297,648               --
     Capital expenditures included in accounts payable and accrued expenses                               --            1,544
     Dividends declared but not paid                                                                  21,341               --

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

Properties

The following table summarizes the Company's investment in real estate assets, excluding assets held for syndication:

                                                                 As of
                                                             September 30,
                                                           2003          2002
                                                        ---------     ---------
      Residential real estate
             Number of properties                               4             4
             Number of apartments                             837           642

      Commercial real estate
             Number of properties                              24            13
             Square feet                                3,049,357     1,433,200

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods presented in this quarterly report are not necessarily indicative of the results for other interim periods or for the full fiscal year.

Certain prior period balances have been reclassified in order to conform to the current-year presentation.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective for fiscal periods ending after December 15, 2003. The Company believes the impact will not be material to its financial position, results of operations or cash flows.

2. Investment Services Activity

During the three months ended September 30, 2003, two Sponsored REITs, FSP Innsbrook Corp. and FSP 380 Interlocken Corp., acquired office buildings in Glen Allen, Virginia and Broomfield, Colorado, respectively. The Company sold on a best efforts basis, through private placements approximately $95.5 million in preferred stock in these Sponsored REITs in the three months ending September 30, 2003.

The Company has in the past acquired by merger entities similar to the Sponsored REITs. The Company's business model includes the potential acquisition by merger in the future of Sponsored REITs. However, the Company has no legal or any other enforceable obligation to acquire or to offer to acquire any Sponsored REIT. In addition, any offer (and the related terms and conditions) that might be made in the future to acquire any Sponsored REIT would require the approval of the boards of directors of the Company and the Sponsored REIT, and the approval of the shareholders of the Sponsored REIT and may require the approval of the shareholders of the Company.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3. Related Party Transactions and Investments in Non-consolidated Entities

The Company typically retains a non-controlling common stock ownership interest in Sponsored REITs that it has organized. These ownership interests have virtually no economic benefit or risk. At September 30, 2003, December 31, 2002, and September 30, 2002 the Company had ownership interests in seven, sixteen and fourteen Sponsored REITs, respectively.

Summarized financial information for the Sponsored REITs is as follows:

                                                    September 30,   December 31,
(unaudited)                                             2003            2002
                                                    -------------   ------------
                                                           in thousands)
Balance Sheet Data:
Real estate, net                                     $ 228,322       $ 385,907
Other assets                                            33,345          39,465
Total liabilities                                       (5,203)         (6,554)
                                                     ---------       ---------
Shareholders' equity                                 $ 256,464       $ 418,818
                                                     =========       =========

                                                        For the                       For the
                                                   Three Months Ended             Nine Months Ended
                                                      September 30,                 September 30,
                                                   2003           2002           2003           2002
                                                -----------------------------------------------------
                                                                   (in thousands)
Operating Data:
Rental revenue                                   $ 9,077        $12,838       $ 19,934        $31,542
Other revenue                                         47            334            122            551
Operating and maintenance expenses                (2,873)        (2,540)        (6,535)        (9,326)
Depreciation and amortization                     (1,441)        (2,200)        (3,708)        (4,802)
Interest expense and commitment fees              (6,155)        (4,893)       (11,751)        (8,937)
                                                -----------------------------------------------------
Net income (loss)                                $(1,345)       $ 3,539       $ (1,938)       $ 9,028
                                                =====================================================

The Company's proportionate share of revenue and expenses prior to completion of the syndication from these Sponsored REITs is shown in the following table:

                                        For the                 For the
                                  Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                     2003      2002         2003       2002
                                  ------------------------------------------
                                                  (in thousands)
Revenue                            $ 1,541    $ 421       $ 2,442     $ 453
Expenses                            (1,365)    (296)       (2,006)     (313)
                                  ------------------------------------------
    Net income                     $   176    $ 125       $   436     $ 140
                                  ==========================================

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3. Related Party Transactions and Investments in Non-consolidated Entities (continued)

The Company provided syndication and real estate acquisition advisory services for the Sponsored REITs in 2003 and 2002. For the three months ended September 30, 2003 and 2002, respectively, syndication fees were approximately $6.0 million and $4.2 million, and transaction fees were approximately $6.1 million and $3.9 million. For the nine months ended September 30, 2003 and 2002, respectively, syndication fees were approximately $11.4 million and $9.9 million, and transaction fees were approximately $11.6 million and $9.2 million.

Asset management fee income charged by the Company to the Sponsored REITs amounted to approximately $85,000 and $172,000 for the three months ended September 30, 2003 and 2002, respectively, and $383,000 and $389,000 for the nine months ended September 30, 2003 and 2002, respectively, and is included in "Other revenue" in the Consolidated Statements of Income. Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days' notice.

4. Bank note payable

In August 2003 the Company amended its revolving credit facility (the "Credit Facility"). The amended Credit Facility increases the Company's unsecured line of credit from $50 million to $125 million and expires in August 2005. The minimum annual transaction fees payable to the bank increase from $125,000 to $350,000. Other terms and conditions are consistent with the prior Credit Facility. Borrowings under the Credit Facility bear interest at a rate of either the bank's base rate or a variable LIBOR rate, as defined, which was 2.37% per annum at September 30, 2003. There were no borrowings outstanding under the Credit Facility as of September 30, 2003 or December 31, 2002.

5. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at or during the periods ended September 30, 2003 and 2002.

6. Business Segments

The Company operates in two business segments: rental operations (including real estate leasing, interim acquisition financing and asset/property management) and investment services (including real estate acquisition and broker/dealer services). The Company has identified these segments because this discrete information is the basis upon which management makes decisions regarding resource allocation and performance assessment. The accounting policies of the reportable segments are the same as those described in the "Significant Accounting Policies" set forth in Note 2 to the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company's segments are located in the United States of America.

The Company evaluates the performance of its reportable segments based on Cash Available for Distribution ("CAD") as management believes that CAD represents the most accurate measure of the reportable segment's activity and is the basis for distributions paid to equity holders. The Company defines CAD as: net income as computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"); plus certain non-cash items included in the computation of net income (depreciation and amortization, certain non-cash compensation expenses, straight-line rent adjustments and gain or loss adjustments on the sale of real estate); plus investment services proceeds received from controlled partnerships; plus the net proceeds from the sale of surplus land; less purchases of property and equipment ("Capital Expenditures") and payments for deferred leasing commissions, plus proceeds from (payments to) cash reserves established at the acquisition date of the property. Depreciation and amortization, non-cash compensation, straight-line rent adjustments and the gain or loss adjustment on the sale of real estate are an adjustment to CAD as these are non-cash items included in net income. Proceeds from the sale of surplus land, Capital Expenditures, payments of deferred leasing commissions and the proceeds from (payments to) the funded reserve are an adjustment to CAD as they represent cash items not reflected in income. CAD should not be considered as an alternative to net income (determined in accordance with GAAP), as an indicator of the Company's financial performance, nor as an alternative to cash flows from operating activities (determined in accordance with GAAP), nor as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Other real estate companies may define CAD in a different manner. It is at the Company's discretion to retain a portion of CAD for operational needs.

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

Cash Available for Distribution by business segment is as follows (in thousands):

                                                                        Investment
                                                    Rental Operations    Services            Total
                                                    -----------------    --------            -----
Three Months Ended March  31, 2003
   Net income                                          $  5,656           $   302           $  5,958
   Depreciation and amortization                            901                30                931
   Straight line rent                                       432                --                432
   Loss (gain) on sale of property                       (1,421)               --             (1,421)
   Capital expenditures                                    (183)               --               (183)
   Payment of deferred leasing costs                        (53)               --                (53)
   Proceeds from funded reserve                             191                --                191
                                                       --------           -------           --------

   Cash Available for Distribution                     $  5,523           $   332           $  5,855
                                                       ========           =======           ========

Three Months Ended June 30, 2003
   Net income                                          $  7,804           $   309           $  8,113
   Depreciation and amortization                          1,530               (23)             1,507
   Straight line rent                                       208                --                208
   Capital expenditures                                  (1,525)               --             (1,525)
   Payment of deferred leasing costs                        (94)               --                (94)
   Proceeds from funded reserve                             615                --                615
                                                       --------           -------           --------

   Cash Available for Distribution                     $  8,538           $   286           $  8,824
                                                       ========           =======           ========

Three Months Ended September 30, 2003
   Net income                                          $ 19,190           $ 1,490           $ 20,680
   Depreciation and amortization                          3,267                25              3,292
   Straight line rent                                    (1,015)               --             (1,015)
   Gain on sale of property                              (4,914)               --             (4,914)
   Capital expenditures; capitalized merger costs          (331)             (207)              (538)
   Payment of deferred leasing costs                       (334)               --               (334)
   Proceeds from funded reserve                             824                --                824
                                                       --------           -------           --------

   Cash Available for Distribution                     $ 16,687           $ 1,308           $ 17,995
                                                       ========           =======           ========

Nine Months Ended September 30, 2003
   Net income                                          $ 32,650           $ 2,101           $ 34,751
   Depreciation and amortization                          5,698                32              5,730
   Straight line rent                                      (375)               --               (375)
   Loss (gain) on sale of property                       (6,335)               --             (6,335)
   Capital expenditures; capitalized merger costs        (2,039)             (207)            (2,246)
   Payment of deferred leasing costs                       (481)               --               (481)
   Proceeds from funded reserves                          1,630                --              1,630
                                                       --------           -------           --------

   Cash Available for Distribution                     $ 30,748           $ 1,926           $ 32,674
                                                       ========           =======           ========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6.  Business Segments (continued)

                                                                        Investment
                                                    Rental Operations    Services            Total
                                                    -----------------    --------            -----
Three Months Ended March 31, 2002
   Net income                                          $  4,475           $  (378)          $  4,097
   Depreciation and amortization                          1,075                71              1,146
   Straight line rent                                       (54)               --                (54)
   Capital Expenditures                                    (546)               (2)              (548)
   Proceeds from funded reserves                            538                --                538
                                                       --------           -------           --------

   Cash Available for Distribution                     $  5,488           $  (309)          $  5,179
                                                       ========           =======           ========

Three Months Ended June 30, 2002
   Net income                                          $  6,487           $   982           $  7,469
   Depreciation and amortization                          1,130                37              1,167
   Straight line rent                                      (961)               --               (961)
   Capital Expenditures                                    (187)               (8)              (195)
   Payment of deferred leasing costs                       (531)               --               (531)
   Proceeds from funded reserves                          1,460                --              1,460
                                                       --------           -------           --------

   Cash Available for Distribution                     $  7,398           $ 1,011           $  8,409
                                                       ========           =======           ========

Three Months Ended September 30, 2002
   Net income                                          $  6,541           $   586           $  7,127
   Depreciation and amortization                          1,171                31              1,202
   Straight line rent                                       (20)               --                (20)
   Non-cash compensation                                     --               604                604
   Capital expenditures                                    (335)               --               (335)
   Payment of deferred leasing costs                        (77)               --                (77)
   Proceeds from funded reserves                            810                --                810
                                                       --------           -------           --------

   Cash Available for Distribution                     $  8,090           $ 1,221           $  9,311
                                                       ========           =======           ========

Nine Months Ended September 30, 2002
   Net income                                          $ 17,503           $ 1,190           $ 18,693
   Depreciation and amortization                          3,376               139              3,515
   Straight line rent                                    (1,035)               --             (1,035)
   Non-cash compensation                                     --               604                604
   Capital expenditures                                  (1,068)              (10)            (1,078)
   Payment of deferred leasing costs                       (608)               --               (608)
   Proceeds from funded reserves                          2,808                --              2,808
                                                       --------           -------           --------

   Cash Available for Distribution                     $ 20,976           $ 1,923           $ 22,899
                                                       ========           =======           ========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6.  Business Segments (continued)

The following table is a summary of other financial information by business segment (in thousands):

                                                                        Investment
                                                    Rental Operations    Services            Total
                                                    -----------------    --------            -----
Three Months Ended September 30, 2003:
   Revenue                                             $ 25,048           $ 6,655           $ 31,703
   Interest income                                          112                18                130
   Interest expense                                         257                --                257
   Income from discontinued operations                       56                --                 56
   Gain on sale of property                               4,914                --              4,914
   Capital expenditures                                     331               207                538

Total assets at September 30, 2003                     $529,800           $ 9,819           $539,619

Three Months Ended September 30, 2002:
   Revenue                                             $ 33,700           $ 4,518           $ 38,218
   Interest income                                           50                16                 66
   Interest expense                                         297                --                297
   Income from discontinued operations                      147                --                147
   Capital expenditures                                     335                --                335

Total assets at September 30, 2003                     $247,153           $ 5,564           $252,717

Nine Months Ended September 30, 2003:
   Revenue                                               46,295            12,597             58,892
   Interest income                                          180                58                238
   Interest expense                                         795                --                795
   Income from discontinued operations                      201                --                201
   Gain on sale of property                               6,335                --              6,335
   Capital expenditures                                   2,039               207              2,246

Total assets at September 30, 2003                      529,800             9,819            539,619

Nine Months Ended September 30, 2002
   Revenue                                             $ 27,546           $10,672           $ 38,218
   Interest income                                          135                50                185
   Interest expense                                         647                --                647
   Income from discontinued operations                      472                --                472
   Capital expenditures                                   1,068                10              1,078

Total assets at September 30, 2002                     $247,153           $ 5,564           $252,717

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

    7.   Cash Dividends

Cash dividends per share are declared and paid based on the total outstanding shares as of the record date and are typically paid in the quarter following the quarter that CAD is generated.

The Company declared and paid dividends as follows (in thousands, except per share amounts):

                                                 Dividends           Total
            Date Paid                            Per Share         Dividends
      ----------------------                     ---------        ------------

      February 14, 2003                            $0.31            $ 7,635
      May 15, 2003                                 $0.31              7,636
      July 29, 2003                                $0.31             10,135
                                                                   --------
                                                                   $ 25,406
                                                                   ========

The Company declared a dividend of $0.31 per share on September 25, 2003 to shareholders of record as of September 30, 2003.

The Company declared a special dividend of $0.12 per share on September 25, 2003 to shareholders of record as of September 30, 2003.

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a "taxable REIT subsidiary" ("TRS"). In the case of TRSs, the Company's ownership of securities in all TRSs generally cannot exceed 20% of the value of all of the Company's assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company's assets. Effective January 1, 2001, FSP Investments has elected to be treated as a TRS. As a result, it will be required to pay taxes on its net income like any other taxable corporation.

Income taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company's assets and liabilities. In estimating future tax consequences, potential future events are considered except for potential changes in income tax law or in rates.

The income tax expense reflected in the consolidated statements of income relates only to the taxable REIT subsidiary. The expense differs from the amounts computed by applying the Federal statutory rate of 35% to income before income taxes as follows:

                                                            For the                For the
                                                          Nine Months            Nine Months
                                                             Ended                  Ended
      (in thousands)                                   September 30, 2003    September 30, 2002
                                                       -------------------   --------------------
      Federal income tax expense at statutory rate          $ 1,246                  $ 569
      Increase in taxes resulting from:
        State income taxes, net of federal impact               214                     89
        Other                                                    --                   (234)
                                                          ----------               --------
                                                            $ 1,460                  $ 424
                                                          ==========               ========

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

The aggregate purchase price was approximately $321.2 million. The value was determined based upon the fair value of the assets acquired. The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

                                             Value of Assets Acquired
                                            ----------------------------
                                                  (in thousands)

      Real estate assets                              $ 298,831
      Value of acquired real estate leases                9,277
      Cash                                               23,524
      Other assets                                        1,120
      Liabilities assumed                               (11,580)
                                                     ----------

           Total                                      $ 321,172
                                                     ==========

Pro forma operating results for the Company and the 13 Target REITs the Company acquired during 2003 are shown in the following table. The results assume that the mergers occurred and the shares of the Company's stock were issued on January 1, 2002 and are not necessarily indicative of what the Company's actual financial position or results of operations would have been for the period indicated, nor do they purport to represent the results of operations for any future period.

                                                                 For the
                                                             Nine Months Ended
                                                               September 30,
                                                             2003         2002
                                                          ---------------------
      Revenue                                             $ 77,295     $ 67,179
      Expenses                                             (39,792)     (40,187)
      Interest income                                          354          435
      Taxes on income                                       (1,460)        (417)
                                                          ---------------------
      Net income from continuing operations                 36,397       27,010
      Income from discontinued operations                      201          472
      Gain on sale of property                               6,335           --
                                                          ---------------------
      Net income                                          $ 42,933     $ 27,482
                                                          =====================

      Weighted average shares outstanding                   49,630       49,630
                                                          =====================

      Net income per share                                $   0.87     $   0.55
                                                          =====================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Historical results and percentage relationships set forth in the Consolidated Statements of Operations contained in the financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. This discussion may also contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For purposes of these Acts, any statement that is not a statement of historical fact may be deemed a forward-looking statement. The forward-looking statements found in this Quarterly Report on Form 10-Q are based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that the Company's forward-looking statements involve risks and uncertainty, including without limitation, changes in economic conditions in the markets in which the Company owns properties, expectations with respect to individual properties owned by the Company, changes in the demand by investors for investment in Sponsored REITS, risks of a lessening of demand for the types of real estate owned by the Company, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. See the factors set forth below under the caption, "Certain factors that may affect future results". Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date this quarterly report is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

The Company periodically reviews its properties to determine if the carrying amounts will be recovered from future operating cash flows. The evaluation of projected cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be "long-lived assets to be held and used" as defined by FAS 144 are considered on an undiscounted basis to determine whether an asset has been impaired, the Company's established strategy of holding properties over the long term decreases the likelihood of recording an impairment loss. If the Company's strategy changes or market conditions otherwise dictate an earlier sale or disposal date, an impairment loss may be recognized. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

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

Investment banking services revenue (Syndication fees and Transaction fees) from the syndication of Sponsored REITs is recognized pursuant to the provisions of Statement of Financial Standards No. 66 "Accounting for Sales of Real Estate", and Statement of Position 92-1 "Accounting for Real Estate Syndication Income". Revenue is recognized provided the criteria for sale accounting in SFAS 66 are met.

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

Trends and Uncertainties

Rental Operations

The Company's average leased rate remained at 92% for the three months ended September 30, 2003. The Company does not anticipate a meaningful increase in rents or leasing activity in the Company's markets in the fourth quarter of 2003. Because the Company's properties are diversified by property type and by geography, the impact of national and global trends is different for each of the properties and is difficult to predict.

There were no major lease expirations, terminations or new leases during the three months ended September 30, 2003 except at the Bollman property in Savage, Maryland, which was leased in July and is now 100% leased to Maines Paper & Food Service, Inc.

Home Gold, a tenant occupying approximately 12% of the space in Piedmont Center in Greenville, South Carolina, filed for bankruptcy protection under Chapter 11 on April 7, 2003. Rent through and including April 2003 has been paid. No rent has been received for May 2003 through September 2003 and Home Gold has vacated the premises.

Investment Services

Unlike the Company's real estate business, which provides a rental revenue stream which is ongoing and recurring in nature, the Company's investment banking business is transactional in nature.

The Company's acquisition executives continued to report significant competition for properties. Increased equity allocations to real estate as a more favored asset class, as well as low interest rate carrying costs on debt-financed properties, are contributing to this situation. Without the ability to acquire properties at attractive prices on behalf of the Sponsored REITs, the Company's investment banking activities may suffer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Trends and Uncertainties (continued)

Investment Services (continued)

The Company relies solely on its in-house investment executives to access interested investors who have capital they can afford to place in an illiquid investment in real estate for an indefinite period of time. Setbacks in the stock market or the general economy could have negative effects. Although terrorist activity has not significantly affected the Company's transactional business, further terrorist attacks, if they occur, may have an adverse effect on the willingness of investors to purchase interests in future Sponsored REITs.

The following table summarizes property wholly owned by the Company, excluding discontinued operations and real estate assets held for syndication as of the dates indicated:

                                                                  As of
                                                              September 30,
                                                           2003          2002
                                                        ---------     ---------
      Residential real estate
             Number of properties                               4             4
             Number of apartments                             837           642

      Commercial real estate
             Number of properties                              24            13
             Square feet                                3,049,357     1,433,200

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following table shows variance in dollars for the three and nine months ended September 30, 2003 and 2002:

                                                                        Variance in
                                                                     Thousands of Dollars
                                                                -------------------------------

                                                                For the three      For the nine
                                                                 months ended      months ended
                                                                September 30,      September 30
                                                                -------------      ------------

                                                                2003 and 2002      2003 and 2002
                                                                -------------      -------------
Rental operations
   Rental income                                                  $ 11,753           $ 14,523
   Transaction income                                                1,992              1,971
   Sponsored REIT income                                             1,120              1,989
   Other                                                               (32)               266
                                                                  --------           --------
     Total rental operations revenue                                14,833             18,749
                                                                  --------           --------

Investment services
   Syndication income                                                1,866              1,536
   Transaction income                                                  271                391
   Other                                                                --                 (2)
                                                                  --------           --------
     Total investment services revenue                               2,137              1,925
                                                                  --------           --------
Total revenue                                                       16,970             20,674
                                                                  --------           --------

Rental operations
   Rental operating expenses                                         2,147              3,020
   Depreciation and amortization                                     2,157              2,435
   Real estate taxes and insurance                                   1,649              2,275
   Sponsored REIT expense                                            1,069              1,693
   Selling, general and administrative                                  87                140
   Interest Expense                                                    (40)               148
                                                                  --------           --------
     Total rental operations expenses                                7,069              9,711
                                                                  --------           --------

Investment Services Expenses
   Selling, general and administrative                                  95               (112)
   Commission expense                                                  931                802
   Stock/units issued as compensation                                 (604)              (604)
   Depreciation and amortization                                        (6)              (107)
                                                                  --------           --------
     Total investment services expenses                                416                (21)
                                                                  --------           --------
Total expenses                                                       7,485              9,690
                                                                  --------           --------

Income before interest income and taxes on income                    9,485             10,984
Interest income                                                         64                 53
Taxes on income                                                        819              1,043
                                                                  --------           --------
Income from continuing operations                                    8,730              9,994

Income from discontinued operations                                    (91)              (271)
Gain on sale of real estate from discontinued operations             4,914              6,335
                                                                  --------           --------

Net income                                                        $ 13,553           $ 16,058
                                                                  ========           ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002:

The Company completed the syndication of two Sponsored REITs with total gross proceeds of $95.5 million in the three months ended September 30, 2003, an increase of $34.6 million compared to total gross proceeds of $60.9 million in the comparable period in 2002 from the syndication of two Sponsored REITs.

On June 1, 2003 the Company completed the acquisition by merger of 13 Sponsored REITs. The results of operations for these 13 properties are included in the results of the Company since the acquisition date. The Company operated 28 properties for the three months ended September 30, 2003 compared to 17 properties for the three-month period ended September 30, 2002. The results of operations for two properties that were sold in 2003 have been classified as discontinued operations for both periods.

Net Income

The Company's net income for the three months ended September 30, 2003 was $20.7 million, compared to $7.1 million during the comparable period in 2002, an increase of approximately $13.6 million, of which an increase of $8.7 million relates to continuing operations and $4.8 million to discontinued operations, including the gain on the sale of Reata.

Revenue

Total revenues increased $17.0 million, or 115%, to $31.7 million for the three months ended September 30, 2003, as compared to $14.7 million for the comparable period in 2002.

Income from rental operations was $25.0 million for the three months ended September 30, 2003, an increase of $14.8 million, or 145%, compared to the three months ended September 30, 2002. The increase is attributable to:

      o An increase in rental revenue of $11.8 million, which is comprised of an increase of $11.7 million of rental revenue from the 13 properties acquired by the Company in June 2003, and a net increase in rental revenue of $0.1 million on the remaining properties. The net increase on the remaining properties is comprised of an increase in straight-line rent revenue of $0.4 million, offset by a decrease in rental revenue of $0.3 million primarily as a result of vacancies in Blue Ravine and Bollman;
      o An increase in transaction fees of $2.0 million attributable to the syndication of two Sponsored REITs (with aggregate proceeds of $95.5 million) in 2003 as compared to the syndication of two Sponsored REITs (with aggregate proceeds of $60.9 million) for the comparable period in 2002; and
      o An increase in Sponsored REIT income of $1.1 million as a result of the Company's ownership percentage of Sponsored REITs for a greater period of time in 2003 than in the comparable period of 2002.

Investment banking services revenue was $6.7 million for the three months ended September 30, 2003, an increase of $2.1 million, or 47%, compared to the three months ended September 30, 2002. This increase is attributable to the increase in syndication proceeds.

Expenses

Total expenses were $15.1 million for the three months ended September 30, 2003, an increase of $7.5 million, or 98%, compared to the three months ended September 30, 2002.

Expenses for rental operations were $10.9 million for the three months ended September 30, 2003, a net increase of $7.1 million, or 183%, compared to the three months ended September 30, 2002. The increase is attributable to:

      o An increase in rental operating expenses of $2.1 million, which is comprised of an increase of $2.2 million from the 13 properties acquired by the Company in June 2003, offset by a decrease of $0.1 million from the remaining properties;
      o An increase in depreciation and amortization of $2.2 million, which is primarily attributable to the 13 properties acquired by the Company in June 2003;
      o An increase in real estate taxes and insurance of $1.6 million, which is primarily attributable to the 13 properties acquired by the Company in June 2003;
      o An increase of $1.1 million of Sponsored REIT expenses as a result of the Company's ownership percentage of Sponsored REITs in 2003 for a greater period of time in 2003 than in the comparable period in 2002; and
      o An increase in selling, general and administrative expense of $0.1 million, primarily attributable to an increase in personnel and miscellaneous office expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Expenses (continued)

Expenses for investment banking services were $4.1 million for the three months ended September 30, 2003, an increase of $0.4 million, or 11.1%, compared to the three months ended September 30, 2002. The increase is primarily attributable to an increase in commissions of $0.9 million, relating to the increase in syndication fees discussed above; and an increase in selling, general and administrative expense of $0.1 million, primarily attributable to an increase in personnel and miscellaneous office expenses. This increase was offset by a decrease in shares issued as compensation of $0.6 million; there were no shares issued as compensation in 2003.

Interest Income

Interest income increased less than $0.1 million for the three months ended September 30, 2003, as compared to the comparable period in 2002. This increase is attributable to higher cash balances as a result of the 13 properties acquired in June 2003.

Taxes

Taxes on income were $1.0 million for the three months ended September 30, 2003, an increase of $0.8 million compared to the three months ended September 30, 2002. The taxes for 2002 on the taxable REIT subsidiary included certain benefits that will not occur in the future.

Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002:

The Company completed the syndication of four Sponsored REITs with total gross proceeds of $180.7 million in the nine months ended September 30, 2003, an increase of $34.2 million, compared to total gross proceeds of $146.5 million in the comparable period in 2002 from the syndication of five Sponsored REITs.

On June 1, 2003 the Company completed the acquisition by merger of 13 Sponsored REITs. The results of operations for these 13 properties are included in the results for the period for four months. In addition, the Company operated another 15 properties for the complete nine-month period. The Company operated 15 properties for the nine months ended September 30, 2002. The results of operations for two properties that were sold in 2003 have been classified as discontinued operations for both periods and not included in continuing operations.

Net Income

The Company's net income for the nine months ended September 30, 2003 was $34.7 million, compared to $18.7 million during the comparable period in 2002, an increase of approximately $16.0 million, of which an increase of $10.0 million relates to continuing operations and $6.0 million to discontinued operations, including the gain on the sale of Reata and Weslayan Oaks.

Revenue

Total revenue increased $20.7 million, or 54%, to $58.9 million for the nine months ended September 30, 2003, as compared to $38.2 million for the comparable period in 2002.

Income from rental operations was $46.3 million for the nine months ended September 30, 2003, an increase of $18.7 million, or 68%, compared to the nine months ended September 30, 2002. The increase is attributable to:

      o An increase in rental revenue of $14.5 million which is comprised of $15.5 million of rental revenue from the 13 properties acquired by the Company in June 2003, offset by a net decrease in rental revenue of $1.0 million on the remaining properties. The net decrease of $1.0 million on the remaining properties is comprised of an increase in rental revenue of $0.3 million, offset by a decrease in straight-line rent revenue of $1.3 million;
      o An increase in transaction fees of $2.0 million attributable to the syndication of four Sponsored REITs (with aggregate proceeds of $180.7 million) in 2003 as compared to five Sponsored REITs (with aggregate proceeds of $146.5 million) for the comparable period in 2002;
      o An increase in Sponsored REIT income of $2.0 million as a result of the Company's ownership percentage of Sponsored REITs for a greater period of time in 2003 than the comparable period in 2002; and
      o An increase in other income of $0.3 million primarily due to interest related to loans to the Sponsored REITs that were outstanding for a longer period of time in 2003 than the comparable period of 2002.

Investment banking services revenue was $12.6 million for the nine months ended September 30, 2003; an increase of $1.9 million, or 18%, compared to the nine months ended September 30, 2002. This increase is attributable to the increase in gross syndication proceeds as discussed above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Expenses

Total expenses were $29.5 million for the nine months ended September 30, 2003, an increase of $9.7 million, or 49%, compared to the nine months ended September 30, 2002.

Expenses for rental operations were $20.4 million for the nine months ended September 30, 2003, a net increase of $9.7 million, or 91.2%, compared to the nine months ended September 30, 2002. The increase is attributable to:

      o An increase in rental operating expenses of $3.0 million, which is compromised of an increase of $2.9 million from the 13 properties acquired by the Company in June 2003 and an increase of $0.1 million from the remaining properties, primarily attributable to a miscellaneous increase in maintenance costs over the comparable period in 2002;
      o An increase in depreciation and amortization of $2.4 million, which is primarily attributable to the 13 properties acquired by the Company in June 2003;
      o An increase in real estate taxes and insurance of $2.3 million, which is comprised of an increase of $2.1 million from the 13 properties acquired by the Company in June 2003, and an increase of $0.2 million from the remaining properties as a result of tax rate increases and increases in the price of obtaining insurance;
      o     An increase of $1.7 million of Sponsored REIT expenses as a result of the Company's ownership percentage of Sponsored REITs for a greater period of time in 2003 than in the comparable period in 2002;
      o An increase in selling, general and administrative expense of $0.2 million, primarily attributable to an increase in personnel and miscellaneous office expense; and
      o An increase in interest expense of $0.1 million for loans related to the to the Sponsored REITs that were outstanding for a longer period of time in 2003 than in the comparable period in 2002.

Expenses for investment banking services were $9.1 million for the nine months ended September 30, 2003 and were consistent with the comparable period of 2002. Commission expense increased by $0.8 million as a result of increased syndication proceeds. This increase is offset by a decrease of $0.6 million in the expense related to shares issued as compensation (there were no shares issued as compensation in 2003) as well as minor decreases in general and administration expense and depreciation expense.

Interest Income

Interest income increased less than $0.1 million for the nine months ended September 30, 2003. This increase is attributable to higher cash balances as a result of the 13 properties acquired in June 2003.

Taxes

Taxes on income were $1.5 million for the nine moths ended September 30, 2003, an increase of $1.0 million compared to the nine months ended September 30, 2002. The taxes for 2002 on the Company's taxable REIT subsidiary included certain benefits that will not occur in the future. The Company expects a tax rate of approximately 41% for its taxable REIT subsidiary for 2003.

Liquidity and Capital Resources

Cash and cash equivalents were $68.7 million and $22.3 million at September 30, 2003 and December 31, 2002, respectively. This increase of $46.4 million is attributable to $28.3 million provided by operating activities and $43.4 million provided by investing activities, offset by $25.4 million provided by financing activities.

Operating Activities

The cash provided by the Company's operating activities of $28.3 million is primarily attributable to net income of $34.7 million, plus the add-back of $5.8 million from non-cash expenses related to depreciation and amortization, less $6.3 million relating to the gain on the sale of properties, less a $5.4 million net change in operating assets and liabilities, less payments for deferred leasing costs of $0.5 million.

Investing Activities

The Company's cash provided by investing activities of $43.4 million is attributable to $23.5 million in cash acquired as a result of the issuance of stock in the merger transaction, $21.8 million are proceeds from the sale of assets and $0.3 million for a decrease of deposits on real estate investments, offset by $2.2 million used for the purchase of real estate assets (including $1.0 million of capitalized merger costs), office computers and furniture.

Financing Activities

The Company's cash used by financing activities of $25.4 million is attributable to distributions to the Company's shareholders as dividends.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Sources and Uses of Funds

Our principal demands for liquidity are cash for operations, dividends to equity holders, debt repayments and expenses associated with indebtedness. As of September 30, 2003 we had approximately $33 million in liabilities. The Company has no permanent, long-term debt. In the near term, liquidity is generated from funds from ongoing real estate operations and transaction fees and commissions received in connection with the sale of shares in newly formed Sponsored REITs.

The Company maintains an unsecured line of credit through Citizens Bank. In August 2003, the Company amended its Master Promissory Note and Loan Agreement (the "loan agreement"), which now provides for a revolving line of credit of up to $125 million. The loan agreement expires August 18, 2005. Borrowings under the loan bear interest at either the bank's base rate or a variable rate based on LIBOR. The Company typically uses the unsecured line of credit to provide each newly formed Sponsored REIT with the funds to purchase a property. The Company's loan agreement with the bank includes customary restrictions on property liens and requires compliance with various financial covenants. Financial covenants include maintaining minimum cash balances in operating accounts, maintaining a minimum tangible net worth and compliance with other various debt and income ratios. The Company was in compliance with all covenants as of September 30, 2003. The Company had no borrowings under its revolving credit facility as of September 30, 2003.

Contingencies

The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Related Party Transactions

During the third quarter of 2003, the Company syndicated two Sponsored REITs. The Company retained a non-controlling common stock interest in these Sponsored REITs with virtually no economic benefit. The Company did not enter into any other significant transactions with related parties during the quarter ended September 30, 2003. For a discussion of transactions between the Company and related parties during 2002, see "Related Party Transactions" under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Economic Conditions

The Company generally pays the ordinary annual operating expenses of its properties from the rental revenue generated by the properties. For the three months ended September 30, 2003, the rental income exceeded the expenses for each individual property, with the exception of the Bollman and Blue Ravine properties. The Bollman property in Savage, Maryland had been vacant, however, it was leased in July 2003. The Company expects that Bollman will produce sufficient revenue in the fourth quarter to cover its expense. The single tenant lease at the Blue Ravine property located in Folsom, California expired June 30, 2003, there is no new lease, and the Company expects that the property will not produce revenue to cover its expenses in the fourth quarter. In addition to rental income, the Company maintains cash reserves that may be used to fund unusual expenses or major capital improvements.

The cash reserves included in cash and cash equivalents, which as of September 30, 2003 were approximately $14 million, are in excess of the known needs for extraordinary expenses or capital improvements for the real properties currently owned by the Company within the next few years. There are no external restrictions on these reserves, and they may be used for any Company purpose.

Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly formed Sponsored REITs. The Company believes that it has adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. The Company's ability to maintain or increase its level of dividends to stockholders, however, depends in part upon the level of interest on the part of investors in purchasing shares of Sponsored REITs and the level of rental income from the Company's real properties.

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

The anticipated benefits of FSP Corp.'s acquisition of the 13 REITs may not be realized and FSP Corp.'s operating results may be adversely affected.

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

A substantial portion of FSP Corp.'s revenues is generated by the rental income of its real properties. If FSP Corp.'s properties do not provide FSP Corp. a steady rental income, FSP Corp.'s revenues will decrease and may cause FSP Corp. to incur operating losses in the future.

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

As of September 30, 2003, FSP Corp. owns 28 properties. Some or all of these properties may decline in value. To the extent FSP Corp.'s real properties decline in value, its stockholders could lose some or all the value of their investments.

FSP Corp. may borrow more than it is capable of reasonably repaying under its recently increased line of credit.

In August 2003, FSP Corp. amended its revolving credit facility with Citizens Bank to increase its line of credit from $50 million to $125 million. If FSP Corp. borrows heavily against this line of credit, FSP Corp. may experience difficulties repaying it, particularly if FSP Corp.'s cash flows are substantially reduced for any reason. The increased line of credit may create a greater likelihood that FSP Corp. will not be able to sustain its debt obligations under such line of credit and cause a default thereunder.

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

The properties in FSP Corp.'s portfolio are distributed among the major geographic segments by aggregate square footage to be owned by FSP Corp., as follows: Southwest - 26%; Northeast - 31%; Midwest - 19%; West - 16%; and Southeast - 8%. However, within certain of those segments, a large concentration exists within a particular city and its immediately surrounding area; specifically, Houston, Texas - 18% and Washington, DC - 14%. FSP Corp. is likely to face risks to the extent that any of these areas suffer deteriorating economic conditions.

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

FSP Corp. anticipates that future increases in revenue from its properties will be primarily the result of scheduled rental rate increases or rental rate increases as leases expire. Properties with higher rates of vacancy are generally located in soft economic markets so that it may be difficult to realize increases in revenue when vacant space is re-leased.

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

In addition, FSP Corp. cannot assure you that:

      o future laws, ordinances or regulations will not impose any material environmental liability;
      o the current environmental conditions of FSP Corp.'s properties will not be affected by the condition of properties in the vicinity of such properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to FSP Corp.;
      o the current environmental conditions of FSP Corp.'s properties will not be affected by mold or other environmental pollutants that could affect indoor air quality;
      o tenants will not violate their leases by introducing hazardous or toxic substances into FSP Corp.'s properties that could expose FSP Corp. to liability under federal or state environmental laws; or
      o environmental conditions, such as the growth of bacteria and toxic mold in heating and ventilation systems or on walls, will not occur at FSP Corp.'s properties and pose a threat to human health.

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

In addition, FSP Corp. is required to operate its properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to FSP Corp.'s properties. Compliance with such requirements may require FSP Corp. to make substantial capital expenditures, which expenditures would reduce cash otherwise available for distribution to its stockholders.

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

FSP Corp.'s stockholders may experience greater risks relating to diversification of portfolios following its acquisition of 13 REITs.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provisions in FSP Corp.'s organizational documents may prevent changes in control. (continued)

Ownership Limits. In order for FSP Corp. to maintain its qualification as a real estate investment trust, the holders of common stock may be limited to owning, either directly or under applicable attribution rules of the Internal Revenue Code, no more than 9.8% of the lesser of the value or the number of equity shares of FSP Corp., and no holder of common stock may acquire or transfer shares that would result in FSP Corp. being beneficially owned by fewer than 100 persons. Such ownership limit may have the effect of preventing an acquisition of control of FSP Corp. without the approval of FSP Corp.'s Board of Directors. Moreover, FSP Corp. will have the right to redeem any shares of its common stock that are acquired or transferred in violation of these provisions at the market price. In addition, the Articles give FSP Corp.'s Board of Directors the right to refuse to give effect to the acquisition or transfer of shares by a stockholder in violation of these provisions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company was not a party to any derivative financial instruments at or during the year ended December 31, 2002 or during the nine months ended September 30, 2003.

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

Item 4. Controls and Procedures.

The Company's management, with the participation of the Company's President and Chief Executive Officer and the Company's Vice President and Chief Operating Officer (equivalent of Chief Financial Officer), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, the Company's President and Chief Executive Officer and the Company's Vice President and Chief Operating Officer (equivalent of Chief Financial Officer) concluded that, as of September 30, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including the Company's consolidated subsidiaries, is made known to the Company's President and Chief Executive Officer and the Company's Vice President and Chief Operating Officer (equivalent of Chief Financial Officer) by others within these entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change to the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:
         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds:
         Not applicable.

Item 3.  Defaults Upon Senior Securities:
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:
         Not applicable

Item 5.  Other Information:
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K:

            (a) Exhibit 10.1 - Amended and restated Loan Agreement among Franklin Street Properties Corp. (and subsidiaries) and Citizens Bank of Massachusetts (agent) and Fleet National Bank (co-agent) dated as of August 18, 2003.

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

            (b)   Reports on Form 8-K.


                  1. On August 15, 2003, the Registrant filed a current report on Form 8-K/A to amend and restate Item 7 of its current report on Form 8-K dated June 4, 2003, to file certain financial statements and pro forma financial information

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Franklin Street Properties Corp.


      Date                     Signature                   Title


November 12, 2003    By: /s/ George J. Carter     Chief Executive Officer and
                        ----------------------    Director (Principal Executive
                          George J. Carter        Officer)


November 12, 2003    By: /s/ Lloyd S. Dow         Controller
                         ---------------------    (Principal Accounting Officer)
                          Lloyd S. Dow