Form 10-K
period 2003-12-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2004-03-15
CIK 1031316

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003

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

      As of June 30, 2003, the aggregate fair market value of Common Stock held by non-affiliates of the registrant, as determined in good faith by the Board of Directors of the registrant, was $40,164,195.

      There were 49,630,338 shares of Common Stock outstanding as of March 10, 2004.

      Documents incorporated by reference: The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant's Annual Meeting of Stockholders to be held on May 7, 2004. The information required in response to Items 10 - 14 of Part III of this Form 10-K, other than that contained in Item 4A, "Executive Officers of FSP Corp.," is hereby incorporated by reference to such proxy statement.

                                TABLE OF CONTENTS

PART I.........................................................................1
  Item 1.  Business............................................................1
  Item 1A. Risk Factors........................................................4
  Item 2.  Properties.........................................................10
  Item 3.  Legal Proceedings..................................................12
  Item 4.  Submission of Matters to a Vote of Security Holders................12
  Item 4A. Executive Officers of FSP Corp. ...................................12

PART II.......................................................................15
  Item 5.  Market For Registrant's Common Equity and Related
           Stockholder Matters................................................15
  Item 6.  Selected Financial and Other Data..................................16
  Item 7.  Management's Discussion And Analysis Of Financial Condition
           And Results Of Operations..........................................17
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........28
  Item 8.  Financial Statements and Supplementary Data........................28
  Item 9.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure...........................................28
  Item 9A. Controls and Procedures............................................29

PART III......................................................................30
  Item 10. Directors and Executive Officers of the Registrant.................30
  Item 11. Executive Compensation.............................................30
  Item 12. Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters....................................30
  Item 13. Certain Relationships and Related Transactions.....................30
  Item 14. Principal Accountant Fees and Services.............................30

PART IV.......................................................................30
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...30

SIGNATURES....................................................................32

EXHIBIT INDEX.................................................................33

Index to Consolidated Financial Statements...................................F-1

PART I

Item 1. Business.

History

      Our company, Franklin Street Properties Corp., which we will refer to as FSP Corp. or the Company, is a Maryland corporation that operates in a manner intended to qualify as a real estate investment trust for federal income tax purposes. FSP Corp. is the successor to Franklin Street Partners Limited Partnership, or the FSP Partnership, which was originally formed as a Massachusetts general partnership in January 1997 as the successor to a Massachusetts general partnership that was formed in 1981. On January 1, 2002, the FSP Partnership converted into FSP Corp. As a result of this conversion, the FSP Partnership ceased to exist and we succeeded to the business of the FSP Partnership. In the conversion, each unit of both general and limited partnership interests in the FSP Partnership was converted into one share of our common stock. As a result of the conversion, we hold, directly and indirectly, 100% of the interest in three former subsidiaries of the FSP Partnership: FSP Investments LLC, FSP Property Management LLC, and FSP Holdings LLC. We operate some of our business through these subsidiaries.

      On June 1, 2003, we acquired 13 real estate investment trusts, which we refer to as Target REITs, by merger. In these mergers, we issued 25,000,091 shares of our common stock to holders of preferred stock in the Target REITs. As a result of these mergers, we now hold all of the assets previously held by these Target REITs.

Our Business

      We operate in two business segments and have two principal sources of revenue:

      o Real estate operations, including real estate leasing, interim acquisition financing and asset/property management, which generate rental income, loan origination fees and management fees, respectively.

      o Investment banking/investment services, which generate brokerage commissions and other fees related to the organization of single-purpose entities that own real estate and the private placement of equity in those entities. We call these entities Sponsored Entities, and although we previously organized them as partnerships, in 2001 we began to organize them as corporations operated in a manner intended to qualify as real estate investment trusts, and refer to them as Sponsored REITs.

      See Note 3 to our consolidated financial statements.

      Real Estate

      We own a portfolio of real estate, consisting of 28 properties as of December 31, 2003, which includes apartment complexes, office buildings and industrial use properties. We derive rental revenue from income paid to us by tenants of these properties. See Item 2 of this Annual Report.

      FSP Corp. typically makes a loan to each Sponsored REIT secured by a mortgage on the borrower's real estate. Those loans produce revenue in the form of interest and loan origination fees. These loans typically are repaid out of the proceeds of the borrower's equity offering.

      We also provide asset management services, property management services and/or property accounting services to certain of our Sponsored REITs through our subsidiary FSP Property Management. FSP Corp. recognizes revenue for its receipt of fee income from those Sponsored REITs that have not been acquired by us. FSP Property Management does not receive any rental income.

      Investment Banking/Investment Services

      Through our subsidiary FSP Investments, which acts as a real estate investment banking firm and broker/dealer, we organize Sponsored REITs, and sell equity in them through private placements exempt from registration under the

Securities Act of 1933. These single-purpose entities each typically acquire a single real estate asset. FSP Investments sells preferred stock in the Sponsored REIT through best efforts offerings to "accredited investors" within the meaning of Regulation D of the Securities Act. We retain 100% of the common stock interest in the Sponsored REIT. Since 1997, FSP Investments has sponsored 34 Sponsored Entities, 14 of which were partnerships, and 20 of which were Sponsored REITs.

      FSP Investments derives revenue from commissions received in connection with the sale of equity interests in the Sponsored REITs and from fees paid by the Sponsored REITs for its services in identifying, inspecting and negotiating to purchase real properties on their behalf. FSP Investments is a registered broker/dealer with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc. We have made an election to treat FSP Investments as a "taxable REIT subsidiary" for federal income tax purposes.

Investment Objectives

      Our investment objective is to increase the cash available for distribution in the form of dividends to our stockholders by increasing revenue from rental income, any net gains from sales of properties and investment banking services. We expect that, through FSP Investments, we will continue to organize and cause the offering of Sponsored REITs in the future and that we will continue to derive investment banking/investment services income, including loan origination fees and interest, from such activities. We may also acquire additional real properties by cash purchase or by acquisition of Sponsored REITs. In addition, we may invest in real estate by purchasing shares of preferred stock offered in the syndications of Sponsored REITs.

      From time to time, as market conditions warrant, we may sell properties owned by us. In 2003, we sold two properties, Wesleyan Oaks and Reata Apartments. When we sell a property, we either distribute the sale proceeds to our stockholders as a dividend or retain some or all of such proceeds for investment in real properties or other corporate activities.

      We may acquire, and have acquired, real properties in any geographic area of the United States and of any property type. Of the 28 properties we own, four are apartment complexes, 22 are office buildings and two are industrial. See
Item 2 of this Annual Report.

      We rely on the following principles in selecting real properties for acquisition by a Sponsored REIT or FSP Corp. and managing them after acquisition:

      o we seek to buy investment properties at a price which produces value for investors and avoid overpaying for real estate merely to outbid competitors;

      o we seek to buy properties in excellent locations with substantial infrastructure in place around them and avoid investing in locations where the construction of such infrastructure is speculative;

      o we seek to buy properties that are well-constructed and designed to appeal to a broad base of users and avoid properties where quality has been sacrificed to cost savings in construction or which appeal only to a narrow group of users;

      o we aggressively manage, maintain and upgrade our properties and refuse to neglect or undercapitalize management, maintenance and capital improvement programs;

      o we believe that we have the ability to hold properties through down cycles and avoid leveraging properties and placing them at risk of foreclosure; as of December 31, 2003, none of our 28 properties was subject to mortgage debt.

Line of Credit

      We currently have an unsecured revolving line of credit with a group of banks that provides for borrowings of up to $125,000,000. We have drawn on this line of credit, and intend to draw on this line of credit in the future, to obtain funds for the purpose of making interim mortgage loans to Sponsored REITs. We typically cause these loans to be secured by a first mortgage of the real property owned by the Sponsored REIT. We make these loans to enable a Sponsored REIT to acquire real property prior to the consummation of the offering of its equity interests, and the loan is repaid out of the offering proceeds. We have no restriction on the percentage of our assets that may be invested in any single mortgage.

Competition

      With respect to our real estate investments, we face competition in each of the markets where the properties are located. In order to maintain or increase the rental revenues for a property, it must be competitive on location, cost and amenities with other buildings of similar use. Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services. On the other hand, some of our competitors may be smaller or have less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level. In markets where there is not currently significant competition, our competitors may decide to enter the market and build new buildings to compete with our existing projects. Our competition is not only with other landlords, but also with the choice of home ownership or ownership of office condominiums, and larger market forces (including changes in interest rates and tax treatment) and individual decisions beyond our control may affect our ability to compete with those forms of ownership.

      With respect to our investment banking and investment services business, we face competition for investment dollars from every other kind of investment, including stocks, bonds, mutual funds and other real-estate related investments, including other REITs. Some of our competitors have significantly more resources than we do and are able to advertise their investment products. Because the offerings of the Sponsored REITs are made pursuant to an exemption from registration under the Securities Act, FSP Investments may not advertise the Sponsored REITs or otherwise engage in any general solicitation of investors to purchase interests in the Sponsored REITs, which may affect our ability to compete for investment dollars.

Employees

      We had 35 employees as of December 31, 2003.

Available Information

      We are subject to the informational requirements of the Securities Exchange Act of 1934, and, in accordance therewith, we file reports and other information with the Securities and Exchange Commission (SEC). The reports and other information we file can be inspected and copied at the public reference facilities maintained by the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of such material can be obtained by mail from the Public Reference Section of the SEC at 450 West Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Such reports and other information may also be obtained from the web site that the SEC maintains at http://www.sec.gov. Further information about these public reference facilities may be obtained by calling the SEC at 1-800-SEC-0330.

      Reports and other information concerning us may also be obtained electronically through a variety of databases, including, among others, our Electronic Data Gathering and Retrieval (EDGAR) program, Knight-Ridder Information Inc., Federal Filing/Dow Jones and Lexis/Nexis.

      We do not make our reports available electronically, as we do not maintain an Internet website. We will voluntarily provide paper copies of our filings upon request.

Item 1A. Risk Factors.

      The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

If we are not able to collect sufficient rents from each of our owned real properties, we may suffer significant operating losses.

      A substantial portion of our revenues are generated by the rental income of our real properties. If our properties do not provide us with a steady rental income, our revenues will decrease and may cause us to incur operating losses in the future.

We face risks in continuing to attract investors for Sponsored REITs.

      Our investment banking/investment services business continues to depend upon its ability to attract purchasers of equity interests in Sponsored REITs. Our success in this area will depend on the propensity and ability of investors who have previously invested in Sponsored REITs to continue to invest in future Sponsored REITs and on our ability to expand the investor pool for the Sponsored REITs by identifying new potential investors. Moreover, our investment banking/investment services business may be affected to the extent existing Sponsored REITs incur losses or have operating results that fail to meet investors' expectations.

If we are unable to fully syndicate a Sponsored REIT, we may be required to keep a balance outstanding on our line of credit or use our cash balance to repay our line of credit, which may reduce cash available for distribution to our stockholders.

      We typically draw on our line of credit to make an interim mortgage loan to a Sponsored REIT, so that it can acquire real property prior to the consummation of the offering of its equity interests; this interim loan is secured by a first mortgage of the real property acquired by the Sponsored REIT. Once the offering has been completed, the Sponsored REIT repays the loan out of the offering proceeds. If we are unable to fully syndicate a Sponsored REIT, the Sponsored REIT could be unable to fully repay the loan, and we would have to satisfy our obligation under our line of credit through other means. If we are required to use cash for this purpose, we would have less cash available for distribution to our stockholders.

We may not be able to find properties that meet our criteria for purchase.

      Growth in our investment banking/investment services business is dependent on the ability of our acquisition executives to find properties for sale which meet our investment critieria. To the extent they fail to find such properties, we will be unable to syndicate offerings of Sponsored REITs to investors, and this segment of our business could have lower revenue, which would reduce the cash available for distribution to our stockholders.

We are dependent on key personnel.

      We depend on the efforts of George Carter, our Chief Executive Officer, and our other executive officers. If they were to resign, our operations could be adversely affected. We do not have employment agreements with Mr. Carter or any other of our executive officers.

Our level of dividends may fluctuate.

      Because our investment banking/investment services business is transactional in nature and real estate occupancy levels and rental rates can fluctuate, there is no predictable recurring level of revenue from such activities. As a result of this, the amount of cash available for distribution may fluctuate, which may result in us not being able to maintain or grow dividend levels in the future.

The real properties held by us may significantly decrease in value.

      As of December 31, 2003, we owned 28 properties. Some or all of these properties may decline in value. To the extent our real properties decline in value, our stockholders could lose some or all the value of their investments.

New acquisitions may fail to perform as expected.

      We may acquire new properties, whether by cash purchase, by acquisition of Sponsored REITs or by investment in a Sponsored REIT. Newly acquired properties may fail to perform as expected, in which case, our results of operations could be adversely affected.

We face risks in owning and operating real property.

      An investment in us is subject to the risks incident to the ownership and operation of real estate-related assets. These risks include the fact that real estate investments are generally illiquid, which may impact our ability to vary our portfolio in response to changes in economic and other conditions, as well as the risks normally associated with:

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

We face risks from tenant defaults or bankruptcies.

      If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. In addition, at any time, a tenant of one of our properties may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant's lease and thereby cause a reduction in cash available for distribution to our stockholders.

We may encounter significant delays in reletting vacant space, resulting in losses of income.

      When leases expire, we will incur expenses and may not be able to re-lease the space on the same terms. Certain leases provide tenants the right to terminate early if they pay a fee. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce distributions to our stockholders.

We face risks from geographic concentration.

      The properties in our portfolio, by aggregate square footage, are distributed geographically as follows: Southwest - 26%, Northeast - 31%, Midwest
- 19%, West - 16% and Southeast 8%. However, within certain of those segments, we hold a larger concentration of our properties in Houston, Texas - 18% and Washington, DC - 13%. We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions.

We compete with national, regional and local real estate operators and developers, which could adversely affect our cash flow.

      Competition exists in every market in which our properties are located and in every market in which our properties will be located. We compete with, among others, national, regional and numerous local real estate operators and developers. Such competition may adversely affect the percentage of leased space and the rental revenues of our properties, which could adversely affect our cash flow from operations and our ability to make expected distributions to our stockholders. Some of our competitors may have more resources than we do or other competitive advantages. Competition may be accelerated by any increase in availability of funds for investment in real estate. For example, decreases in interest rates tend to increase the availability of funds and therefore can increase competition. To the extent that our properties continue to operate profitably, this will likely stimulate new development of competing properties. The extent to which we are affected by competition will depend in significant part on local market conditions.

There is limited potential for an increase in leased space gains in our properties.

      We anticipate that future increases in revenue from our properties will be primarily the result of scheduled rental rate increases or rental rate increases as leases expire. Properties with higher rates of vacancy are generally located in soft economic markets so that it may be difficult to realize increases in revenue when vacant space is re-leased.

We are subject to possible liability relating to environmental matters, and we cannot assure you that we have identified all possible liabilities.

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

      In addition, we cannot assure you that:

      o future laws, ordinances or regulations will not impose any material environmental liability;

      o the current environmental conditions of our properties will not be affected by the condition of properties in the vicinity of such properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us;

      o tenants will not violate their leases by introducing hazardous or toxic substances into our properties that could expose us to liability under federal or state environmental laws; or

      o environmental conditions, such as the growth of bacteria and toxic mold in heating and ventilation systems or on walls, will not occur at our properties and pose a threat to human health.

We are subject to compliance with the Americans With Disabilities Act and fire and safety regulations which could require us to make significant capital expenditures.

      All of our properties are required to comply with the Americans With Disabilities Act (ADA), and the regulations, rules and orders that may be issued thereunder. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to persons with disabilities. Compliance with ADA requirements might require, among other things, removal of access barriers and noncompliance could result in the imposition of fines by the U.S. government, or an award of damages to private litigants.

      In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. Compliance with such requirements may require us to make substantial capital expenditures, which expenditures would reduce cash otherwise available for distribution to its stockholders.

There are significant conditions to our obligation to redeem shares of our common stock, and any such redemption will result in the stockholders tendering shares receiving less than their fair market value.

      Under our redemption plan, we are only obligated to use our best efforts to redeem shares of our common stock from stockholders wishing to have them redeemed. There are significant conditions to our obligation to redeem shares of our common stock including:

      o     we cannot be insolvent or be rendered insolvent by the redemption;

      o     the redemption cannot impair our capital or operations;

      o the redemption cannot contravene any provision of federal or state securities laws;

      o     the redemption cannot result in our failing to qualify as a REIT;
            and

      o our management must determine that the redemption is in our best interests.

      Any redemption effected by us under this plan would result in those stockholders tendering shares of our common stock receiving 90% of the fair market value of such shares, as determined by our board of directors in its sole and absolute discretion, and not their full fair market value.

We may lose capital investment or anticipated profits if an uninsured event occurs.

      We carry or our tenants carry comprehensive liability, fire and extended coverage with respect to each of our properties, with policy specification and insured limits customarily carried for similar properties. There are, however, certain types of losses, such as from wars, pollution or earthquakes, that may be either uninsurable or not economically insurable (although the properties located in California all have earthquake insurance). Should an uninsured material loss occur, we could lose both capital invested in the property and anticipated profits.

Contingent or unknown liabilities acquired in mergers or similar transactions could require us to make substantial payments.

      The properties which we acquired in mergers were acquired subject to liabilities and without any recourse with respect to liabilities, whether known or unknown. As a result, if liabilities were asserted against us based upon any of these properties, we might have to pay substantial sums to settle them, which could adversely affect our results of operations and financial condition and our cash flow and ability to make distributions to our stockholders. Unknown liabilities with respect to properties acquired might include:

      o     liabilities for clean-up or remediation of environmental conditions;

      o claims of tenants, vendors or other persons dealing with the former owners of the properties; and

      o     liabilities incurred in the ordinary course of business.

We would incur adverse tax consequences if we failed to qualify as a REIT.

      If in any taxable year we do not qualify as a real estate investment trust, we would be taxed as a corporation and distributions to our stockholders would not be deductible by us in computing our taxable income. In addition, if we were to fail to qualify as a real estate investment trust, we could be disqualified from treatment as a real estate investment trust in the year in which such failure occurred and for the next four taxable years and, consequently, we would be taxed as a corporation during such years. Failure to qualify for even one taxable year could result in a significant reduction of our cash available for distribution to stockholders or could require us to incur indebtedness or liquidate investments in order to generate sufficient funds to pay the resulting federal income tax liabilities. In addition, timing differences between the receipt of income and payment of expenses and the inclusion and deduction of such amounts in arriving at taxable income could make it necessary for us to borrow in order to make certain distributions to our stockholders in satisfaction of the 90% distribution requirement applicable to real estate investment trusts. The provisions of the Internal Revenue Code governing the taxation of real estate investment trusts are very technical and complex, and although we expect that we will be organized and will operate in a manner that will enable us to meet such requirements, no assurance can be given that we will always succeed in doing so. In addition, you should note that if one or more of the REITs we acquired in June 2003 did not qualify as a real estate investment trust immediately prior to the consummation of the mergers, we would be disqualified as a REIT as a result of the mergers.

As a result of our acquisition of 13 REITs, we may no longer qualify as a REIT.

      As a result of our acquisition of 13 REITs by merger in June 2003, we might no longer qualify as a real estate investment trust under Section 856 of the Internal Revenue Code of 1986, as amended. We could lose our ability to so qualify for a variety of reasons relating to the nature of the assets acquired from the acquired REITs, the identity of the shareholders of the acquired REITs who became our shareholders, or the failure of one or more of the acquired REITs to have previously qualified as a real estate investment trust.

Provisions in our organizational documents may prevent changes in control.

      Our Articles of Incorporation and Bylaws contain provisions, described below, which may have the effect of discouraging a third party from making an acquisition proposal for us and may thereby inhibit a change of control under circumstances that could otherwise give the holders of our common stock the opportunity to realize a premium over the then-prevailing market prices.

      Ownership Limits. In order for us to maintain our qualification as a real estate investment trust, the holders of our common stock may be limited to owning, either directly or under applicable attribution rules of the Internal Revenue Code, no more than 9.8% of the lesser of the value or the number of equity shares of us, and no holder of common stock may acquire or transfer shares that would result in our shares of common stock being beneficially owned by fewer than 100 persons. Such ownership limit may have the effect of preventing an acquisition of control of us without the approval of our board of directors. Moreover, we will have the right to redeem any shares of common stock that are acquired or transferred in violation of these provisions at the market price, which is determined by our board of directors. In addition, our Articles of Incorporation give our board of directors the right to refuse to give effect to the acquisition or transfer of shares by a stockholder in violation of these provisions.

      Staggered Board. Our board of directors is divided into three classes. The terms of these classes will expire in 2004, 2005 and 2006, respectively. Directors of each class are elected for a three-year term upon the expiration of the initial term of each class. The staggered terms for directors may affect our stockholders' ability to effect a change in control even if a change in control were in the stockholders' best interests.

      Preferred Stock. Our Articles of Incorporation authorize our board of directors to issue up to 20,000,000 shares of preferred stock, par value $.0001 per share, and to establish the preferences and rights of any such shares issued. The issuance of preferred stock could have the effect of delaying or preventing a change in control even if a change in control were in our stockholders' best interest.

      Increase of Authorized Stock. Our board of directors, without any vote or consent of the stockholders, may increase the number of authorized shares of any class or series of stock or the aggregate number of authorized shares we have authority to issue. The ability to increase the number of authorized shares and issue such shares could have the effect of delaying or preventing a change in control even if a change in control were in our stockholders' best interest.

      Amendment of Bylaws. Our board of directors has the sole power to amend our Bylaws. This power could have the effect of delaying or preventing a change in control even if a change in control were in our stockholders' best interests.

      Stockholder Meetings. Our Bylaws require advance notice for stockholder proposals to be considered at annual meetings of stockholders and for stockholder nominations for election of directors at special meetings of stockholders. Our Bylaws also provide that stockholders entitled to cast more than 50% of all the votes entitled to be cast at a meeting must join in a request by stockholders to call a special meeting of stockholders. These provisions could have the effect of delaying or preventing a change in control even if a change in control were in the best interests of our stockholders.

      Supermajority Votes Required. Our Articles of Incorporation require the affirmative vote of the holders of no less than 80% of the shares of capital stock outstanding and entitled to vote in order (i) to amend the provisions of our Articles of Incorporation relating to the classification of directors, removal of directors, limitation of liability of officers and directors or indemnification of officers and directors or (ii) to amend our Articles of Incorporation to impose cumulative voting in the election of directors. These provisions could have the effect of delaying or preventing a change in control even if a change in control were in our stockholders' best interest.

There is no public trading market for our securities.

      There is no public trading market for our common stock, and we cannot assure you that any market will develop or that, if such a market develops, there will be any liquidity in such a market for our common stock.

Item 2. Properties.

      Set forth below is information regarding our properties as of December 31, 2003:

                              Sponsored
                              Entity                                        Percent          Approx.
                              Date of        Number        Approx.          Leased as        Number
Property Location             Purchase       of Units      Square Feet      of 12/31/03      of Tenants     Major Tenants(1)
-----------------             --------       --------      -----------      -----------      ----------     ----------------

3919 Essex Lane                 6/30/93        135           118,798        over 90%            135        None - Apts.
Houston, TX  77027

7250 Perkins Road              10/16/98        264           223,812        over 95%            264        None - Apts.
Baton Rouge, LA 70808

4000 Essex Lane                 7/28/00        210           187,338        over 90%            210        None - Apts.
Houston, TX  77027

22400 Westheimer Parkway,       4/24/02        228           231,363        over 90%            228        None - Apts.
Katy, Texas  77450

                                             --------      -----------
Total Apartments                               837           761,311
                                             --------      -----------

Office

451 Andover Street              6/1/96                       91,958         over 95%            40         Pentucket
North Andover, MA 01845                                                                                    Medical

1515 Mockingbird Lane           7/1/97                       110,612           77%              70         Primary Physicians
Charlotte, NC 28209                                                                                        Care

4995 Patrick Henry Dr.          12/1/97                      40,280           100%               1         Agere
Santa Clara, CA 95054

33 & 37 Villa Road              3/1/98                       143,840           42%              40         New Horizons
Greenville, SC 29615                                                                                       Computer

678-686 Hillview Drive          3/9/99                       36,288           100%               1         Headway
Milpitas, CA 95035                                                                                         Technologies

5751-5771 Copley Drive          3/12/99                      101,726          100%               4         XO, Nextel,
San Diego, CA 92111                                                                                        Allegiance. Aon Service
                                                                                                           Corp.& REVA Medical

600 Forest Point Circle         7/8/99                       61,291           100%               2         American Red Cross
Charlotte, NC  28273                                                                                       Cellco d/b/a Verizon

81 Blue Ravine                  9/27/99                      47,058            0%                0
Folsom, CA 95630

18000 W. Nine Mile Rd.          9/30/99                      212,558        over 90%             7         IBM
Southfield, Michigan 48075

11211 Taylor Draper Lane       12/29/99                      68,605            60%               8         CACI Technologies,
Austin, Texas 78759                                                                                        State Farm, Tiburon

                              Sponsored
                              Entity                                        Percent          Approx.
                              Date of        Number        Approx.          Leased as        Number
Property Location             Purchase       of Units      Square Feet      of 12/31/03      of Tenants     Major Tenants(1)
-----------------             --------       --------      -----------      -----------      ----------     ----------------

7130-7150 Columbia             12/20/99                      188,819        over 95%             7         Columbia National, Avnet,
Gateway Drive,                                                                                             EVI and Nextira
Columbia, MD 21046

10 Lyberty Way                  5/23/00                      104,711          100%               1         Lucent
Westford, MA 01886                                                                                         Technologies

17030 Goldentop Road            9/22/00                      141,405          100%               1         Northrop
San Diego, CA 92127                                                                                        Grumman

4820 & 4920 Centennial Blvd.    9/28/00                      110,730          100%               3         Hewlett-Packard
Colorado Springs, CO 80919                                                                                 Starkey Laboratories

14151 Park Meadow Drive         3/15/01                      134,849          100%               1         CACI, Inc.-Federal
Chantilly, VA 20151

1370 & 1390 Timberlake          5/24/01                      232,722        over 95%             3         Reinsurance Group
Manor Parkway,                                                                                             of America and AMDOCs
Chesterfield, MO 63017

501 & 505 South 336th Street    9/14/01                      117,227          100%               1         Weyerhaeuser Company
Federal Way, WA 98003

12902 Federal Systems Park      9/17/01                      210,993          100%               1         IBM
Drive, Fairfax, VA 22033

50 Northwest Point Rd.          12/5/01                      176,848          100%               1         Motorola
Elk Grove Village, IL 60005

1350 Timberlake Manor           3/4/02                       116,361        over 95%             8         Computer Associates,
Parkway                                                                                                    Quest Software, RGA,
Chesterfield, MO 63017                                                                                     Wachovia

2251 Corporate Park Ridge Dr.   5/23/02                      158,016          100%               2         Scitor Corporation
Herndon, VA 20171                                                                                          Juniper Networks, Inc.

16285 Park Ten Place            6/27/02                      155,715          100%               5         Mustang Engineering
Houston, Texas 77084                                                                                       & TMI aka Trendmaker
                                                                                                           Homes

                                                           -----------
Total Office                                                2,762,612
                                                           -----------

                              Sponsored
                              Entity                                        Percent          Approx.
                              Date of        Number        Approx.          Leased as        Number
Property Location             Purchase       of Units      Square Feet      of 12/31/03      of Tenants     Major Tenants(1)
-----------------             --------       --------      -----------      -----------      ----------     ----------------

Industrial

One Technology Dr.               1982                        188,000          100%               1         Alliant Foodservice
Peabody, MA 01960

8730 Bollman Place               1984                        98,745           100%               1         Maines Paper and
Savage (Jessup), MD 20794                                                                                  Foodservice, Inc.

                                                           -----------
Total Industrial                                             286,745
                                                           -----------

                                             --------      -----------
Grand Total                                    837          3,810,668
                                             ========      ===========

----------
(1) Major tenants are tenants who occupy 10% or more of the space in an individual property.

      All of the properties listed above are owned by us. None of our properties is subject to any mortgage loans. We have no material undeveloped or unimproved properties, and we have no proposed programs for the renovation, improvement or development of any of our properties. We believe that our properties are adequately covered by insurance as of December 31, 2003.

Item 3. Legal Proceedings.

      From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on the our financial position, cash flows or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 4A. Executive Officers of FSP Corp.

      The following table sets forth the names, ages and positions of all our directors and executive officers.

            Name                         Age                Position
            ----                         ---                --------

George J. Carter (5)                     55     President, Chief Executive
                                                Officer and Director
Barbara J. Corinha (1), (2), (4), (6)    48     Vice President, Chief Operating
                                                Officer, Treasurer, Secretary
                                                and Director
R. Scott MacPhee                         46     Executive Vice President
Richard R. Norris (5)                    60     Executive Vice President and
                                                Director
William W. Gribbell                      44     Executive Vice President
Janet Prier Notopoulos (1), (3)          56     Vice President and Director

----------
(1)   Member of the Audit Committee
(2)   Member of the Compensation Committee
(3)   Class I Director
(4)   Class II Director
(5)   Class III Director
(6) Ms. Corinha is responsible for FSP Corp.'s accounting and financial reporting functions.

      George J. Carter, age 55, is President, Chief Executive Officer and a Director of FSP Corp. and is responsible for all aspects of the business of FSP Corp. and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. Prior to the Conversion, he was President of the General Partner and was responsible for all aspects of the business of the FSP Partnership and its affiliates. From 1992 through 1996 he was President of Boston Financial Securities, Inc. ("Boston Financial"). Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing of First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.). Mr. Carter is a NASD General Securities Principal (Series 24) and holds a NASD Series 7 general securities license.

      Barbara J. Corinha, age 48, is the Vice President, Chief Operating Officer, Treasurer, Secretary and a Director of FSP Corp. In addition, Ms. Corinha has as her primary responsibility, together with Mr. Carter, the management of all operating business affairs of FSP Corp. and its affiliates. Ms. Corinha is also responsible for FSP Corp.'s accounting and financial reporting functions. Prior to the Conversion, Ms. Corinha was the Vice President, Chief Operating Officer, Treasurer and Secretary of the General Partner. From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial. Prior to joining Boston Financial, Ms. Corinha served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group. From 1979 through 1986, Ms. Corinha worked at First Winthrop Corporation in administrative and management capacities; including Office Manager, Securities Operations and Partnership Administration. Ms. Corinha attended Northeastern University and the New York Institute of Finance. Ms. Corinha is a NASD General Securities Principal (Series
24). She also holds other NASD supervisory licenses including Series 4 and Series 53, and a NASD Series 7 general securities license.

      R. Scott MacPhee, age 46, is an Executive Vice President of FSP Corp. and has as his primary responsibility the direct equity placement of the Sponsored Entities. Prior to the Conversion, Mr. MacPhee was an Executive Vice President of the General Partner. From 1993 through 1996 he was an executive officer of Boston Financial. From 1985 to 1993 Mr. MacPhee worked at Winthrop Financial Associates. Mr. MacPhee attended American International College. Mr. MacPhee holds a NASD Series 7 general securities license.

      Richard R. Norris, age 60, is an Executive Vice President and a Director of FSP Corp. and has as his primary responsibility the direct equity placement of the Sponsored Entities. Prior to the Conversion, Mr. Norris was an Executive Vice President of the General Partner. From 1993 through 1996 he was an executive officer of Boston Financial. From 1983 to 1993 Mr. Norris worked at Winthrop Financial Associates. Prior to that, he worked at Arthur Young & Company (subsequently named Ernst & Young through a merger). Mr. Norris is a graduate of Bowdoin College (B.A.) and Northeastern University (M.S.). Mr. Norris holds a NASD Series 7 general securities license.

      William W. Gribbell, age 44, is an Executive Vice President of FSP Corp. and has as his primary responsibility the direct equity placement of the Sponsored Entities. Prior to the Conversion, Mr. Gribbell was an Executive Vice President of the General Partner. From 1993 through 1996 he was an executive officer of Boston Financial. From 1989 to 1993 Mr. Gribbell worked at Winthrop Financial Associates. Mr. Gribbell is a graduate of Boston University (B.A.). Mr. Gribbell holds a NASD Series 7 general securities license.

      Janet Prier Notopoulos, age 56, is a Vice President and a Director of FSP Corp. and President of FSP Property Management and has as her primary responsibility the oversight of the management of the real estate assets of FSP Corp. and its affiliates. Prior to the Conversion, Ms. Notopoulos was a Vice

President of the General Partner. Prior to joining the FSP Partnership in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients. From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company. Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar. Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

      Each of the above executive officers has been a full-time employee of FSP Corp. or its predecessor for the past five fiscal years.

      There are no family relationships among any of the executive officers and directors.

PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.

      There is no established public trading market for our common stock. The fair market value of our common stock as determined by our board of directors was $16.45 per share as of December 31, 2003.

      As of March 10, 2004, there were 1,416 holders of record of our common stock. This computation is based upon the number of record holders reflected in our corporate records.

      We have declared a dividend of $0.31 per share of our common stock payable to stockholders of record as of February 6, 2004. Set forth below are the distributions per Unit made by the FSP Partnership or dividends per share of common stock made FSP Corp., as the case may be, made in each quarter since the quarter ended March 31, 2001.

                                      Distribution Amount Per Unit of
                                    FSP Partnership or Dividend Amount
                                               Per Share of
                Quarter Ended            Common Stock of FSP Corp.
                -------------            -------------------------

                   3/31/01                         $0.27
                   6/30/01                         $0.28
                   9/30/01                         $0.29
                   12/31/01                        $0.30
                   3/31/02                         $0.31
                   6/30/02                         $0.31
                   9/30/02                         $0.31
                   12/31/02                        $0.31
                   3/31/03                         $0.31
                   6/30/03                         $0.31
                   9/30/03                         $0.31
                   12/31/03                        $0.43*
                   3/31/04                         $0.31
           *Included a special dividend of $0.12 per share.

      While not guaranteed, we expect that cash dividends on our common stock comparable to our most recent quarterly dividend will continue to be paid in the future.

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

                                           Year Ended December 31,
                                -----------------------------------------------
                                  2003      2002      2001      2000      1999
                                -------   -------   -------   -------   -------
(In thousands, except per
share or unit amounts)

Operating Data:
Total revenue                   $83,768   $53,950   $51,955   $32,793   $15,534
Income from:
  Continuing operations          39,823    26,741    24,621     8,171       406
  Discontinued operations           195       571       747       743       733
  Gain on sale of properties      6,362        --        --        --        --
                                -------   -------   -------   -------   -------
  Net income                     46,380    27,312    25,368     8,914     1,139

Basic and diluted income per
share and per limited and
general partnership unit
from:
  Continuing operations            1.02      1.09      1.00      0.43      0.03
  Discontinued operations            --      0.02      0.03      0.04      0.06
  Gain on sale of properties       0.16        --        --        --        --
                                -------   -------   -------   -------   -------
  Total                            1.18      1.11      1.03      0.47      0.09

Distributions declared per
unit/share outstanding (1)
from:
  Operations                       1.24      1.24      1.18      1.02      0.86
  Sale of properties               0.12        --        --        --        --
                                -------   -------   -------   -------   -------
  Total                            1.36      1.24      1.18      1.02      0.86

                                               As of December 31,
                                ------------------------------------------------
                                  2003      2002      2001      2000      1999
                                --------  --------  --------  --------  --------
Balance Sheet Data
(at period end):
Total assets                    $528,529  $201,936  $204,117  $219,923  $190,486
Total liabilities                 11,674     4,771     4,354    19,280    28,821
Minority interests in
consolidated entities                 --        --        --        63    78,090
Total shareholders'/partners'
  capital                        516,855   197,165   199,763   200,580    83,575

(1) As a result of the conversion of the FSP Partnership into FSP Corp., each unit in the FSP Partnership was converted into one share of common stock in FSP Corp.

      The 2003 financial statements reflect the merger of 13 Sponsored REITs. Prior to the merger, FSP Corp. held a non-controlling interest with virtually no economic benefits or risks in the Target REITs.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

      The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this annual report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation changes in economic conditions in the markets in which we own properties, changes in the demand by investors for investment in Sponsored REITs, risks of a lessening of demand for the types of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. See "Risk Factors" in
Item 1A. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date this annual report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

      FSP Corp. operates in two business segments: real estate operations and investment banking/investment services. The real estate operations segment involves real estate rental operations, leasing, interim acquisition financing and asset/property management services. The investment banking/investment services segment involves the provision of real estate investment and broker/dealer services that include the organization of Sponsored REITs, the acquisition of real estate on behalf of Sponsored REITs and the syndication of Sponsored REITs through sale of preferred stock in private placements.

      The main factor that affects our real estate operations is the broad economic market conditions in the United States. These market conditions affect the occupancy levels and the rent levels on both a national and local level. We have no influence on the national market conditions. We look to acquire quality properties in good locations in order to lessen the impact of downturns in the market and to take advantage of upturns when they occur.

      Our investment banking/investment services customers are primarily institutions and high net-worth individuals. To the extent that the broad capital markets affect these investors our business is also affected. These investors have many investment choices. We must continually search for real estate at a price and at a competitive risk/reward rate of return that meets our customer's risk/reward profile for providing a stream of income and as a long-term hedge against inflation.

Trends and Uncertainties

      Real Estate Operations

      The most significant events in 2003 for the real estate portfolio were our acquisition by merger of 13 new properties in June and the sale of two of our Houston apartment properties, Weslayan and Reata, in February and August, respectively. As a result of these dispositions and acquisitions, our Houston residential component holdings now include newer buildings with a greater number of units per project, which we expect will produce operating efficiencies. The properties sold were built in 1985 and 1994 and contained 84 and 159 units; the two new apartment properties acquired were built in 1999 and 2000 and contain 210 and 228 units. In general, the office properties which we acquired in the mergers are also newer and larger than those we held prior to the mergers, and have leases expiring later than did those properties in the portfolio prior to the mergers. As a result of these acquisitions, our real estate portfolio is more diverse not only in geography, but also by property size, lease size, and lease expiration year.

      The portfolio was 90% leased at the end of the fourth quarter. During 2003, vacancies increased in our Greenville, South Carolina property due to the bankruptcies of both Home Gold and Conseco, and in our Austin, Texas property, where Columbia Universal Life was acquired by Allstate Insurance and did not renew its lease at its expiration. Both the Greenville, South Carolina and the Austin, Texas office markets continue to be weak in 2004. In addition to the Greenville and Austin vacancies, there was the equivalent of one full building vacant throughout 2003. During the first six months, all of Bollman Place in Savage, Maryland was vacant until it was relet in July. The single tenant lease at Blue Ravine in Folsom, California expired June 30, 2003, and the building remains vacant. In spite of tough market conditions in other office markets, occupancy was maintained or improved at the other multi-tenant office buildings, and each apartment building remained over 90% leased.

      It is difficult for management to predict what will happen to occupancy or rents in 2004, because the need for space and the price tenants are willing to pay are tied to the larger trends in the economy, such as job growth, interest rates, and corporate earnings, which in turn are tied to even larger macroeconomic and political factors, such as the risk of war and terrorism. In addition to the difficulty of predicting macroeconomic factors, it is difficult to predict which markets, projects, or tenants will suffer or benefit from changes in the larger economy. Because our properties are in different geographical sub-markets and our tenants are in diverse industries, these macroeconomic trends may have a different effect on different properties.

      We have begun to see an increase in showings and leasing activity in many of our office markets during the first two months of 2004. If the trend continues and there are no further shocks to the economy, we expect there may be some decrease in vacancy rates in 2004. However, we expect that there will be a continued decline in rental rates in 2004 as landlords compete on rent to fill vacancies. Competition for tenants may increase our costs of brokerage commissions and tenant improvements, as well as our need to invest in services and amenities to retain tenants, and we expect that trend will continue in 2004.

      Less than 10% of the office leases in our real estate portfolio expire in 2004. One full building lease has already been renewed, and we have begun negotiations with several of the other tenants who have expressed interest in renewing their leases. We cannot predict if these tenants will stay or what the terms and conditions of any lease renewals will be. In addition to scheduled lease expirations, vacancies may occur in 2004 as a result of tenant bankruptcies or defaults, or because we and our tenants find it mutually advantageous to negotiate early terminations for all or part of the leased space. A partial lease termination was signed in February 2004 for the release of approximately 31,000 square feet, which was not scheduled to expire in 2004, in exchange for a cash payment of $1,228,000.

      The market for Class A apartments in the Houston area (where we currently own three apartment complexes) in 2004 is expected to be difficult because of new units that have come on the market. As long as new units continue to be built and interest rates remain low, we expect the competition from other apartment complexes and home buying to keep rents and occupancy down.

      While many of our properties have received or are expected to receive real estate tax abatements, this did not result in a significant decrease in our operating expenses in 2003, nor do we expect to see any decrease in operating expenses in 2004. We have seen energy prices increase, especially in deregulated markets, and although insurance rates appear to be stabilizing in the broader market, our policies renew in April, and we do not know at this time how our portfolio will be priced or what limits will be available.

      The Texas Department of Transportation took land for the expansion of Interstate 10 from the Park Ten office property in Houston. The proceeds of the taking are shown as land sales in 2003, because the money was received in 2003. However, we are protesting the settlement amount on a contingency basis.

      Discontinued Operations

      We sold two apartment properties in Houston in 2003. We continue to evaluate our portfolio, and from time to time may decide to dispose of additional properties in the ordinary course of business.

      Investment Banking/Investment Services

      Unlike our real estate operations business, which provides a rental revenue stream which is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature. Both the number of Sponsored REIT syndications completed and the amount of equity raised in 2003 were below our expectations. Future business in this area is unpredictable.

      Our property acquisition executives are concerned about high valuation levels for prime commercial investment real estate in 2004. It appears that a combination of factors, including low interest rates, a recovering general economy and increased capital allocation to real estate assets are increasing prices on many properties we would have an interest in acquiring. This price push is causing capitalization rates to fall and prices per square foot to rise. Specifically, our acquisition executives fear that we will not be able to purchase enough property during 2004 at a price acceptable under our investment criteria to grow our overall investment banking/investment services business. If so, lower revenues from this business could reduce the cash available for distribution to stockholders as dividends. However, the same capital market forces that are causing higher real estate prices and difficulties in achieving property acquisition goals are also presenting some appealing opportunities for the dispositions of certain of our assets. Although our general intention is to hold our properties for long-term appreciation, if opportunities present themselves that are sufficiently attractive, we may take advantage of the current market environment in 2004 and sell certain selected real estate assets. The sale of these assets could generate cash gains available for distribution to shareholders as dividends.

      We continue to rely solely on our in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time (i.e., invest in a Sponsored REIT). While we continue to expand our in-house sales force, uncertainties always exist as to whether we are capable, either through our existing client base or through new clients, of raising the amount of capital invested in Sponsored REITs to achieve future performance objectives.

Critical Accounting Policies

      We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed below.

      Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our equity investments and our investments in real property. These policies affect our:

o allocation of purchase prices between various asset categories and the related impact on our recognition of rental income and depreciation and amortization expense;

o     assessment of the carrying values and impairments of long lived assets;

o     classification of leases; and

o     revenue recognition in the syndication of Sponsored REITs.

      Allocation of Purchase Price

      We have historically allocated the purchase prices of properties to land, buildings and improvements. Each component of purchase price generally has a different useful life. For properties acquired subsequent to June 1, 2001, the effective date of Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," we allocate the value of real estate acquired among land, buildings, improvements and identified intangible assets and liabilities, which may consist of the value of above market and below market leases, the value of in-place leases, and the value of tenant relationships. Purchase price allocations and the determination of the useful lives are based on management's estimates. Under some circumstances we may rely upon studies commissioned from independent real estate appraisal firms.

      Purchase price allocated to land and building and improvements is based on management's determination of the relative fair values of these assets assuming the property was vacant. Management determines the fair value of a property using methods similar to those used by independent appraisers. Purchase price allocated to above market leases is based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. Purchase price allocated to in-place leases and tenant relationships is determined as the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant. This aggregate value is allocated between in-place lease values and tenant relationships is based on management's evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from in-place lease value because such value and its consequence to amortization expense is immaterial for acquisitions reflected in our financial statements. Factors considered by us in performing these analyses include (i) an estimate of carrying costs during the expected lease-up periods, including real estate taxes, insurance and other operating income and expenses and (ii) costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs. If future acquisitions result in our allocating material amounts to the value of tenant relationships, those amounts would be separately allocated and amortized over the estimated life of the relationships.

      Depreciation Expense

      We compute depreciation expense using the straight-line method over estimated useful lives of up to 40 years for buildings and improvements, and up to 15 years for personal property. The allocated cost of land is not depreciated. The capitalized above-market lease values (included in Acquired real estate leases in our Consolidated Balance Sheets) are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases. We do not have any capitalized below-market leases. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized over the remaining non-cancelable periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. Inappropriate allocation of acquisition costs, or incorrect estimates of useful lives, could result in depreciation and amortization expenses which do not appropriately reflect the allocation of our capital expenditures over future periods, as is required by generally accepted accounting principles.

      Impairment

      We periodically evaluate our real estate properties for impairment indicators. These indicators may include declining tenant occupancy, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life or legislative, economic or market changes that permanently reduce the value of our investments. If indicators of impairment are present, we evaluate the carrying value of the property by comparing it to its expected future undiscounted cash flows. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to the present value of these expected future cash flows. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. If we misjudge or estimate incorrectly or if future tenant profitability, market or industry factors differ from our expectations, we may record an impairment charge which is inappropriate or fail to record a charge when we should have done so, or the amount of such charges may be inaccurate.

      Lease Classification

      Some of our real estate properties are leased on a triple net basis, pursuant to non-cancelable, fixed term, operating leases. Each time we enter a new lease or materially modify an existing lease we evaluate whether it is appropriately classified as a capital lease or as an operating lease. The classification of a lease as capital or operating affects the carrying value of a property, as well as our recognition of rental payments as revenue. These evaluations require us to make estimates of, among other things, the remaining useful life and market value of a property, discount rates and future cash flows. Incorrect assumptions or estimates may result in misclassification of our leases.

      Revenue recognition

      We earn syndication and transaction fees in connection with the syndication of Sponsored REITs. This revenue is recognized pursuant to the provisions of SFAS No. 66 "Accounting for Sales of Real Estate," and Statement of Position 92-1 "Accounting for Real Estate Syndication Income." Revenue is recognized provided the criteria for sale accounting in SFAS No. 66 are met. Accordingly, we recognize syndication fees related to commissions when shares of the Sponsored REIT are sold and the investor's funds have been transferred from escrow into our account. We recognize transaction fees related to loan commitment fees upon an investor closing and the subsequent payment of the Sponsored REIT's loan to the Company. Other transaction fees are recognized upon the final syndication of the Sponsored REIT.

      Ownership of Stock in a Sponsored REIT

      We typically retain a common stock ownership in a Sponsored REIT following syndication, and earn an ongoing asset and/or property management fee. Accordingly, transaction fee revenue and our share of the operations of these Sponsored REITs are not classified as discontinued operations due to its continuing involvement.

      These policies involve significant judgments made based upon our experience, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual value, the ability of our tenants to perform their obligations to us, current and future economic conditions and competitive factors in the markets in which our properties are located. Recent declines in our occupancy percentages at some of our properties reflect current economic conditions and competition. Competition, economic conditions and other factors may cause additional occupancy declines in the future. In the future we may need to revise our carrying value assessments to incorporate information which is not now known and such revisions could increase or decrease our depreciation expense related to properties we own, result in the classification of our leases as other than operating leases or decrease the carrying values of our assets.

Recent Accounting Standards

      In April 2002, the FASB issued SFAS No. 145 "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections." This Statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement amends FASB No. 13, "Accounting for Leases." This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. This statement was effective for our fiscal year ended December 31, 2003 and the adoption had no impact on our financial position, results of operations and cash flows.

      In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement was effective January 1, 2003. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," which in some cases required certain costs to be recognized before a liability was actually incurred. The adoption of this standard did not have a material impact on financial position, results of operations or cash flow.

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. In December 2003, the FASB revised FIN 46 with certain modifications and clarifications. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. The provisions of this interpretation became effective upon issuance. The adoption of this standard did not have a material impact on the Company's financial position, operations or cash flow.

Results of Operations

      The following table shows the variance in dollars for our operations for years ended December 31, 2003 and 2002 and the years ended December 31, 2002 and 2001.

                                                     Variance in Dollars
(in thousands)                                 For the Year Ended December 31,
                                              2003 and 2002       2002 and 2001
                                              ---------------------------------
Revenue
   Rental revenue
   Rental income                                  $ 24,979             $   732
   Transaction fees                                  1,247               2,462
   Sponsored REIT income                             2,065                 527
   Other                                               209                (374)
                                             ---------------------------------
      Total real estate revenue                     28,500               3,347
                                             ---------------------------------
   Investment banking/investment
     services revenue
   Syndication fees                                    911                 720
   Transaction fees                                    407              (2,072)
   Other                                                --                  --
                                             ---------------------------------
      Total investment
        banking/investment
        services revenue                             1,318              (1,352)
                                             ---------------------------------

      Total Revenue                                 29,818               1,995
                                             ---------------------------------

Expenses
   Real estate expenses
   Rental operating expenses                         4,992                (651)
   Real estate taxes and insurance                   3,625                 197
   Depreciation and amortization                     4,938                  85
   Selling, general and administrative                 (45)               (253)
   Sponsored REIT expenses                           1,752                 263
   Interest                                            142                  76
                                             ---------------------------------
      Total real estate expenses                    15,404                (283)
                                             ---------------------------------

   Investment banking/investment
     services expenses
   Selling, general and administrative                 662                 118
   Commissions                                         467                 299
   Depreciation and amortization                      (113)                 98
   Shares/units issued as compensation                (604)             (1,140)
                                             ---------------------------------
      Total investment                                 412                (625)
        banking/investment
        services expenses
                                             ---------------------------------

      Total expenses                                15,816                (908)
                                             ---------------------------------

                                                     Variance in Dollars
(in thousands)                                 For the Year Ended December 31,
                                              2003 and 2002       2002 and 2001
                                              ---------------------------------
Income before minority interests                    14,002               2,903
Income applicable to minority interests                 --                 (40)
Income before interest and taxes                    14,002               2,943
Interest income                                         81                (124)
Income before taxes                                 14,083               2,819
Taxes on income                                      1,001                 699
                                             ---------------------------------
Income from continuing operations                   13,082               2,120

Income from discontinued operations                   (376)               (176)
Income before gain on sale of properties            12,706               1,944
Gain on sale of properties                           6,362                  --
                                             ---------------------------------
Net income                                        $ 19,068             $ 1,944
                                             =================================

Comparison of the year ended December 31, 2003 to the year ended
December 31, 2002

      On June 1, 2003, we completed the acquisition by merger of 13 Sponsored REITs, which more than doubled the size of our real estate operations. Increases in rental revenues and expenses are primarily a result of this merger. We also sold two properties in 2003. The results of operations for these two properties are shown as discontinued operations. We owned 15 properties for a full year and, as a result of the mergers, 13 properties for seven months in 2003. The results of operations for 2002 have been adjusted to reflect the sale of two properties in 2003.

      Our investment banking/investment services segment syndicated five Sponsored REITs with total gross proceeds of $231.8 million in 2003; an increase of $21.7 million compared to six Sponsored REITs syndicated in 2002 with total gross proceeds of $210.1 million. Revenues and expenses for investment banking/investment services are directly related to the gross proceeds of these syndications.

      Revenue

      Total revenues increased $29.8 million, or 55%, to $83.8 million for the year ended December 31, 2003, as compared to $54.0 million for the year ended December 31, 2002.

      Income from real estate operations was $67.7 million for the year ended December 31, 2003; an increase of $28.5 million, or 73%, compared to the year ended December 31, 2002. The increase is attributable to:

      o An increase in rental revenue of $25.0 million relating to the 13 REITs acquired in 2003.

      o An increase in transaction (loan commitment) fees of $1.2 million relating to the increase in gross syndication proceeds.

      o An increase of $2.1 million in Sponsored REIT income relating to the revenues of the Sponsored REITs prior to syndication. The average property syndicated in 2003 was approximately $46 million compared to $35 million in 2002. As a result, the Company's proportionate share of income and expenses increased in 2003. See Off-Balance Sheet Arrangements, below, for additional discussion of the calculation of FSP Corp.'s share of income and expenses in Sponsored REITs.

      The increase was offset by a decrease due to vacancies at four properties aggregating $1.2 million, partially offset by rent increases in the remaining properties of $0.5 million.

      Investment banking/investment services revenue was $16.0 million for the year ended December 31, 2003; an increase of $1.3 million, or 8.9%, compared to the year ended December 31, 2002. This increase is attributable to the increase in gross syndication proceeds as discussed above.

      Expenses

      Total expenses were $42.6 million for the year ended December 31, 2003; an increase of $15.8 million, or 59%, compared to the year ended December 31, 2002.

      Expenses for real estate operations were $30.6 million for the year ended December 31, 2003, an increase of $15.4 million, or 101%, compared to the year ended December 31, 2002. The increase is attributable to:

      o An increase in expenses for real estate operations of $13.6 million attributable to the 13 REITs acquired in 2003.

      o An increase in Sponsored REIT expenses of $1.8 million attributable to increased syndication activity.

      Expenses for investment banking/investment services were $12.0 million for the year ended December 31, 2003, a net increase of $0.4 million, or 3.6%, compared to the year ended December 31, 2002. The increase is attributable to:

      o An increase in commission expense of $0.5 million which is directly related to the increase in syndication proceeds.

      o An increase in general and administrative expenses of $0.7 million which is primarily increased compensation as a result of higher personnel during the year and merit salary increases.

      The decrease was offset by:

      o Expenses related to shares issued as compensation of $0.6 million in 2002; no shares were issued as compensation in 2003

      Taxes on income were $1.7 million for the year ended December 31, 2003, a net increase of $1.0 million or 140% compared to the year ended December 31, 2002. The tax rate for 2003 on the taxable REIT subsidiary was approximately 41% compared to the tax rate for 2002 of approximately 22%. The 2002 rate included certain benefits that will not occur in the future. We expect a tax rate of approximately 41% for our taxable REIT subsidiary in the future.

Comparison of the year ended December 31, 2002 to the year ended
December 31, 2001

      We syndicated six Sponsored REITs with total gross proceeds of $210.1 million in 2002; an increase of $7.0 million compared to six Sponsored REITs syndicated in 2001 with total gross proceeds of $203.1 million. In 2002, we restructured the fees charged to the Sponsored REITs in order to better match revenue with associated costs and risks. Loan commitment fees were increased approximately 2%, which was off set by a corresponding decrease in acquisition and organization fees. We owned seventeen properties in both years. The results of operations for 2002 and 2001 have been adjusted to reflect the sale of two properties in 2003.

      Revenue

      Total revenues increased $2.0 million, or 3.8%, to $54.0 million for the year ended December 31, 2002, as compared to $52.0 million for the year ended December 31, 2001.

      Income from real estate operations was $39.2 million for the year ended December 31, 2002, an increase of $3.3 million, or 9.3%, compared to the year ended December 31, 2001. The increase is attributable to:

      o An increase in straight-line rent revenue of $0.9 million, relating to new or renewed leases during the year;

      o     An increase in reimbursable expenses of $0.5 million;

      o An increase of $0.5 million in Sponsored REIT income relating to the revenues of the Sponsored REITs prior to syndication;

      o An increase in transaction (loan commitment) fees of $2.5 million as a result of the volume and fee increases noted above.

      The increase was offset by:

      o A decrease in income from leases of $0.7 million as a result of a rental allowance of $0.9 million given to a tenant as part of a lease extension, partially offset by a net increase of $0.2 million in rents (less vacancies) in the remaining properties;

      o     A decrease in other lease income of $0.1 million;

      o A decrease of $0.4 million in interest and other income primarily due to lower interest rates in 2002.

      Investment banking/investment services revenue (Syndication fees and Transaction fees) was $16.1 million for the year ended December 31, 2002; a decrease of $1.3 million, or 8.4%, compared to the year ended December 31, 2001. This decrease is attributable to:

      o An increase in syndication fees of $0.7 million as a result of an increase of $7 million of gross proceeds from offerings of the Sponsored REITs; and

      o A decrease of transaction fees of $2.1 million primarily due to the fee restructure described above.

      Expenses

      Total expenses were $26.8 million for the year ended December 31, 2002, a decrease of $0.9 million, or 3.2%, compared to the year ended December 31, 2001.

      Expenses for real estate operations were $15.5 million for the year ended December 31, 2002, a net decrease of $0.3 million, or 1.8%, compared to the year ended December 31, 2001. The decrease is attributable to:

      o A decrease in rental operating expenses of $0.6 million primarily attributable to costs associated with leasing activity in 2001 that did not repeat in 2002; and

      o A decrease in general and administrative expenses of $0.2 million, primarily attributable to reduced professional fees allocated to real estate operations.

      The decrease was offset by:

      o An increase in real estate taxes and insurance of $0.3 million, as a result of tax rate increases on the existing properties and increases in the price and difficulty of obtaining insurance; and

      o An increase in Sponsored REIT expenses of $0.3 million primarily as a result of increased syndications in 2002 compared with 2001.

      There were no significant changes to depreciation and amortization expense or interest expense related to real estate operations.

      Expenses for investment banking/investment services were $12.2 million for the year ended December 31, 2002, a net decrease of $0.6 million, or 5.1%, compared to the year ended December 31, 2001. The decrease is attributable to a decrease in expenses relating to shares/units issued as compensation of $1.1 million.

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

Liquidity and Capital Resources

      Cash and cash equivalents were $58.8 million and $22.3 million at December 31, 2003 and December 31, 2002, respectively. This increase of $36.4 million is attributable to $39.4 million provided by operating activities, plus $39.7 million provided by investing activities offset by $42.6 million used for financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations, cash anticipated to be generated by the sale of preferred stock in future Sponsored REITs and our line of credit will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.

      Operating Activities

      The cash provided by our operating activities of $39.4 million is primarily attributable to net income of $46.4 million plus the add-back of $3.3 million of non-cash activity. This was offset by a net decrease in operating assets of $10.4 million, primarily related to approximately $11 million of accounts payable and accrued expenses assumed by us when we acquired the 13 REITs.

      Investing Activities

      Our cash provided by investing activities of $39.7 million is attributable to $23.5 million of cash acquired when we acquired the 13 REITs, plus $21.9 million in proceeds received from the sale of real estate assets. We used $2.4 million to acquire or improve real estate assets and office computers and another $4.1 million as the balance of assets held for syndication.

      Financing Activities

      Our cash used by financing activities of $42.6 million is attributable to $46.7 million of distributions to shareholders offset by borrowing of $4.1 million used to acquire assets held for syndication.

      Line of Credit

      We have a revolving line of credit agreement with a group of banks providing for borrowings of up to $125.0 million. Borrowings under the line of credit bear interest at either the bank's base rate or a variable LIBOR rate, as defined. Borrowings by us outstanding under the line of credit at December 31, 2003 were $4.1 million. We are in compliance with all bank covenants required by this line of credit. The maturity date of the line of credit is August 18, 2005.

      Rental Income Commitments

      Our commercial real estate operations include the leasing of office buildings and industrial properties subject to leases with terms greater than one year. The leases thereon expire at various dates through 2012. Approximate future minimum rental income on non-cancelable operating leases as of December 31, 2003 are:

                                          Amount
                      Date            (in thousands)
                      ----            --------------
                      2004                $51,075
                      2005                $41,701
                      2006                $35,624
                      2007                $29,579
                      2008                $27,626
                    2009-2012             $44,374

Contractual Obligations

------------------------------------------------------------------------------------------------------------------
                                                              Payment due by period
                                                                 (in thousands)
                                   -------------------------------------------------------------------------------
                                                                                                          After
     Contractual Obligations          Total         2004      2005        2006       2007       2008       2008
------------------------------------------------------------------------------------------------------------------
Line of Credit                        $4,117       $4,117        $0          $0         $0        $0         $0
------------------------------------------------------------------------------------------------------------------
Operating Leases                      $1,376         $289      $295        $302       $308      $182         $0
                                      ------       ------      ----        ----       ----      ----        ---
------------------------------------------------------------------------------------------------------------------
Total                                 $5,493       $4,406      $295        $302       $308      $182         $0
------------------------------------------------------------------------------------------------------------------

      The operating leases in the table above consist of our lease of corporate office space, which was amended in 2003. The lease includes a base annual rent and additional rent for our share of taxes and operating costs.

Off-Balance Sheet Arrangements

      Our interest in a Sponsored REIT declines during the syndication process as we sell shares of preferred stock in the Sponsored REIT to investors. We record our share of the Sponsored REIT's income and expenses while we have an ownership stake in the Sponsored REIT as Sponsored REIT income and Sponsored REIT expenses. Our share of net income in the Sponsored REITs was $832,000, $519,000, and $255,000, for the years ended December 31, 2003, 2002 and 2001, respectively. Subsequent to the completion of the offering of the preferred shares in Sponsored REITs during these three years, we did not share in any of the Sponsored REITs' earnings.

      We typically retain a minimal common stock ownership interest in Sponsored REITs that we have organized and syndicated. During 2003, 2002 and 2001, we retained common stock ownership interests in eight, sixteen, and ten Sponsored REITs, respectively. Our cost of investment in these Sponsored REITs approximates our share of the underlying equity in the net assets of the REITs. This value is typically minimal after the Sponsored REIT is completely syndicated. However, we had completed the syndication of only seven of the eight Sponsored REITs in which we retained ownership interests as of December 31, 2003. The value of our holdings in the one Sponsored REIT that was not completely syndicated is approximately $4.1 million and is shown on the balance sheet as Assets held for syndication.

      Each Sponsored REIT was organized to acquire real estate property using the proceeds raised through a private offering of its preferred stock. The Sponsored REITs have not obtained and do not contemplate obtaining any long-term financing. The Sponsored REITs issued both common stock and preferred stock. The common stock is ultimately owned solely by FSP Corp. and, except for two non-management directors of FSP Corp., the preferred stock is owned by unaffiliated investors. Following consummation of the offerings, the preferred stockholders in each of the Sponsored REITs are entitled to 100% of the Sponsored REIT's cash distributions. As a common stockholder, we have no rights to the Sponsored REIT's earnings and any related cash distributions subsequent to the completion of the offering of the preferred shares. However, upon liquidation of a Sponsored REIT, we will be entitled to its percentage interest in any proceeds remaining after the preferred stockholders have recovered their investment. Our percentage interest in each Sponsored REIT is less than 0.1%. The affirmative vote of the holders of a majority of the Sponsored REIT's preferred stockholders is required for any actions involving merger, sale of property, amendment to charter or issuance of additional capital stock. In addition, all of the Sponsored REITs allow the holders of more than 50% of the outstanding preferred shares to remove (without cause) and replace one or more members of that Sponsored REIT's board of directors.

      Summarized financial information for the Sponsored REITs is as follows:

      (unaudited)                                       December 31,
      (in thousands)                           2003         2002         2001
                                            -----------------------------------

      Balance Sheet Data:
      Real estate, net                      $ 257,700    $ 385,907    $ 222,232
      Other assets                             53,646       39,465       19,048
      Total liabilities                       (18,129)      (6,554)      (6,755)
                                            ---------    ---------    ---------
      Shareholders' equity                  $ 293,217    $ 418,818    $ 234,525
                                            =========    =========    =========

                                                        December 31,
                                               2003         2002         2001
                                            -----------------------------------
      Operating Data:
      Rental revenues                       $  45,819    $  46,836    $  19,816
      Other revenues                              370          543          354
      Operating and maintenance
          Expenses                            (16,594)     (14,191)      (5,973)
      Depreciation and amortization           (11,155)      (7,220)      (3,191)
      Interest expense                        (13,965)     (13,395)      (9,916)
                                            ---------    ---------    ---------
      Net income                            $   4,475    $  12,573    $   1,090
                                            =========    =========    =========

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      We were not a party to derivative financial instruments at or during the year ended December 31, 2003.

      We borrow from time to time on our line of credit. These borrowings bear interest at a variable rate. As of December 31, 2003, $4,117,000 was outstanding under the line of credit. We have used the funds drawn on our line of credit only for the purpose of making interim mortgage loans to Sponsored REITs. These mortgage loans bear interest at the same variable rate payable by us under our line of credit. We therefore believe that we have mitigated our interest rate risk with respect to our borrowings.

Item 8. Financial Statements and Supplementary Data.

      The information required by this item is included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements in Item 15 of Part IV.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      On April 14, 2003, our prior independent accountants, PricewaterhouseCoopers LLP, informed us that they were declining to stand for reelection as our independent accountants and on May 8, 2003 we engaged Ernst & Young LLP as our independent accountants. Information required by this item has been previously reported by FSP Corp. on Current Reports on Form 8-K dated April 14, 2003 and May 8, 2003.

Item 9A. Controls and Procedures

      Our management, with the participation of FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Vice President and Chief Operating Officer (equivalent of Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(d) under the Exchange Act) as of December 31, 2003. Based on this evaluation, FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Vice President and Chief Operating Officer (equivalent of Chief Financial Officer) concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Vice President and Chief Operating Officer (equivalent of Chief Financial Officer) by others within these entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

      Certain information required by Part III of this Form 10-K is omitted because we will file a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant.

      The response to this item is contained in part under the caption "Item 4A. Executive Officers of the Registrant" in Part I hereof, and the remainder is contained in the Proxy Statement under the caption "Election of Directors" and is incorporated herein by reference.

Item 11. Executive Compensation.

      The response to this item is contained in the Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The response to this item is contained in the Proxy Statement under the caption "Beneficial Ownership of Voting Stock" and under the caption "Securities Authorized for Issuance Under Equity Compensation Plans" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      The response to this item is contained in the Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

      The response to this item is contained in the Proxy Statement under the caption "Auditor Fees and Other Matters" and is incorporated herein by reference.

PART IV

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

      (b)   Reports on Form 8-K.

      1. On October 8, 2003, FSP Corp. furnished a Current Report on Form 8-K to disclose certain information regarding A.G. Edwards, Inc.'s delivery to FSP Corp. of an estimate of the value of FSP Corp.

      2. On October 20, 2003, FSP Corp. furnished a Current Report on Form 8-K to disclose A.G. Edwards, Inc.'s written report regarding the value of FSP Corp.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf as of March 12, 2004 by the undersigned, thereunto duly authorized.

                                    FRANKLIN STREET PROPERTIES CORP.

                                    By: /s/ George J. Carter
                                        -------------------------------
                                        George J. Carter
                                        President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                     Title                              Date
---------                     -----                              ----

/s/ George J. Carter          President, Chief Executive
--------------------------    Officer and Director
George J. Carter              (Principal Executive Officer)      March 12, 2004

/s/ Barbara J. Corinha        Vice President, Chief
--------------------------    Operating Officer, Treasurer,
Barbara J. Corinha            Secretary and Director
                              (Principal Financial Officer)      March 9, 2004

/s/ Lloyd S. Dow              Vice President and Controller
--------------------------    (Principal Accounting Officer)     March 12, 2004
Lloyd S. Dow

/s/ Richard R. Norris         Director                           March 11, 2004
--------------------------
Richard R. Norris

/s/ Janet P. Notopoulos       Director                           March 12, 2004
--------------------------
Janet P. Notopoulos

/s/ Barry Silverstein         Director                           March 12, 2004
--------------------------
Barry Silverstein

/s/ Dennis J. McGillicuddy    Director                           March 8, 2004
--------------------------
Dennis J. McGillicuddy

                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

   2.1 (1) Agreement and Plan of Merger by and among FSP Corp. and 13 Target REITs (as defined therein), dated as of January 14, 2003.

   3.1 (2)      Articles of Organization.

   3.2 (3)      By-laws.

   10.1+ (4)    FSP Corp.'s 2002 Stock Incentive Plan.

   10.2 (5) Amended and Restated Loan Agreement dated as of August 18, 2003 by and among Citizens Bank of Massachusetts, Fleet National Bank, FSP Corp. and certain affiliates of FSP Corp.

   21.1*        Subsidiaries of the Registrant.

   23.1*        Consent of Ernst & Young LLP.

   23.2*        Consent of PricewaterhouseCoopers LLP

   31.1* Certification of FSP Corp.'s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2* Certification of FSP Corp.'s Vice President, Chief Operating Officer (equivalent of Chief Financial Officer), Treasurer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1* Certification of FSP Corp.'s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2* Certification of FSP Corp.'s Vice President, Chief Operating Officer (equivalent of Chief Financial Officer), Treasurer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(1) Incorporated by reference to FSP Corp.'s Current Report on Form 8-K, filed on January 15, 2003.

(2) Incorporated by reference to Appendix B of FSP Partnership's Definitive Proxy Statement on Schedule 14A, filed on December 18, 2001.

(3) Incorporated by reference to Appendix C of FSP Partnership's Definitive Proxy Statement on Schedule 14A, filed on December 18, 2001.

(4) Incorporated by reference to FSP Corp.'s Annual Report on Form 10-K, filed on March 29, 2002.

(5) Incorporated by reference to FSP Corp.'s Quarterly Report on Form 10-Q, filed on November 14, 2003.

+ Management contract or compensatory plan or arrangement filed as an Exhibit to this Form 10-K pursuant to Items 15(a) and 15(c) of Form 10-K.

*     Filed herewith

                        Franklin Street Properties Corp.
                   Index to Consolidated Financial Statements



Reports of independent certified public accountants                          F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2003 and 2002                 F-4

Consolidated Statements of Income for the years ended December 31,
2003, 2002, and 2001                                                         F-6

Consolidated Statements of Cash Flows for the years ended December 31,
2003, 2002 and 2001                                                          F-7

Notes to consolidated financial statements                                   F-8

Financial Statement Schedule - Schedule III                                 F-27

         All other schedules for which a provision is made in the applicable accounting resolutions of the Securities Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Report of Independent Auditors


To the Board of Directors and
Stockholders of Franklin Street Properties Corp.:


We have audited the accompanying consolidated balance sheet of Franklin Street Properties Corp. as of December 31, 2003 and the related consolidated statements of income and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements of Franklin Street Properties Corp. as of December 31, 2002, and for the two years then ended, were audited by other auditors whose report dated March 5, 2003 except for Note 11, as to which the date is March 15, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Street Properties Corp. at December 31, 2003, and the consolidated results of their operations and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                            /s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 6, 2004

                        Report of Independent Accountants

To the Board of Directors and
Stockholders of Franklin Street Properties Corp.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and cash flows present fairly, in all material respects, the financial position of Franklin Street Properties Corp. (the "Company") at December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Boston, Massachusetts

March 5, 2003, except for Note 11, as to which the date is March 15, 2004

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets

                                                                                         December 31,
                                                                                   ------------------------
(in thousands, except share and par value amounts)                                   2003           2002
===========================================================================================================

Assets:
Real estate assets:
         Land                                                                      $ 71,236       $ 39,560
         Buildings and improvements                                                 403,243        154,785
         Fixtures and equipment                                                         889            930
-----------------------------------------------------------------------------------------------------------

                                                                                    475,368        195,275

         Less accumulated depreciation                                               25,836         21,999
-----------------------------------------------------------------------------------------------------------

Real estate assets, net                                                             449,532        173,276

Acquired real estate leases, less accumulated amortization of $1,539
   and $0, respectively                                                               7,964             --

Assets held for syndication                                                           4,117             --
Cash and cash equivalents                                                            58,793         22,316
Restricted cash                                                                         982            483
Tenant rent receivables, less allowance for doubtful accounts
   of $155 and $202, respectively                                                       881            327
Straight-line rent receivable, less allowance for doubtful accounts
   of $360 and $360, respectively                                                     4,087          3,057
Prepaid expenses                                                                        806            743
Deposits on real estate assets                                                           --            841
Office computers and furniture, net of accumulated
   depreciation of $473 and $389, respectively                                          398            234
Deferred leasing commissions, net of accumulated amortization
   of $586, and $289, respectively                                                      969            659
-----------------------------------------------------------------------------------------------------------

         Total assets                                                              $528,529       $201,936
===========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets

                                                                                          December 31,
                                                                                     ----------------------
(in thousands, except share and par value amounts)                                      2003         2002
===========================================================================================================

Liabilities and Stockholders' Equity:

Liabilities:
   Bank note payable                                                                 $  4,117     $     --
   Accounts payable and accrued expenses                                                5,030        3,001
   Accrued compensation                                                                 1,545        1,287
   Tenant security deposits                                                               982          483
-----------------------------------------------------------------------------------------------------------

         Total liabilities                                                             11,674        4,771
-----------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' Equity:
   Preferred Stock, $.0001 par value, 20,000,000 shares
     authorized, none issued or outstanding                                                --           --
   Common Stock, $.0001 par value, 180,000,000 shares authorized,
     49,630,338 and 24,630,247 shares issued and outstanding, respectively                  5            2
   Additional paid-in capital                                                         512,797      192,743
   Retained earnings                                                                    3,647        4,420
   Accumulated undistributed net realized gain on sale of properties                      406           --
-----------------------------------------------------------------------------------------------------------

       Total Stockholders' Equity                                                     516,855      197,165
-----------------------------------------------------------------------------------------------------------

       Total Liabilities and Stockholders' Equity                                    $528,529     $201,936
===========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                        Franklin Street Properties Corp.
                        Consolidated Statements of Income

                                                                            For the Year Ended
                                                                                December 31,
                                                                     ----------------------------------
(in thousands, except per share/unit amounts)                          2003        2002         2001
=======================================================================================================
                                                                                              (Limited
                                                                      (REIT)      (REIT)     Partnership)
Revenue:
     Rental                                                          $49,789      $24,810      $24,078
     Syndication fees                                                 14,631       13,720       13,000
     Transaction fees                                                 14,745       13,091       12,701
     Sponsored REIT income                                             3,452        1,387          860
     Other                                                             1,151          942        1,316
------------------------------------------------------------------------------------------------------

         Total revenue                                                83,768       53,950       51,955
------------------------------------------------------------------------------------------------------

Expenses:
     Real estate operating expenses                                   10,425        5,433        6,084
     Real estate taxes and insurance                                   6,264        2,639        2,442
     Depreciation and amortization                                     9,265        4,440        4,257
     Sponsored REIT expenses                                           2,620          868          605
     Selling, general and administrative                               5,711        5,094        5,229
     Commissions                                                       7,291        6,824        6,525
     Shares/units issued as compensation                                  --          604        1,744
     Interest                                                          1,036          894          818
------------------------------------------------------------------------------------------------------

         Total expenses                                               42,612       26,796       27,704
------------------------------------------------------------------------------------------------------

     Income before minority interests                                 41,156       27,154       24,251
     Income applicable to minority interests                              --           --           40
------------------------------------------------------------------------------------------------------

     Income before interest and taxes                                 41,156       27,154       24,211
     Interest income                                                     367          286          410
------------------------------------------------------------------------------------------------------

     Income before taxes                                              41,523       27,440       24,621
     Taxes on income                                                   1,700          699           --
------------------------------------------------------------------------------------------------------

     Income from continuing operations                                39,823       26,741       24,621
     Income from discontinued operations                                 195          571          747
------------------------------------------------------------------------------------------------------

     Income before gain on sale of properties                         40,018       27,312       25,368
     Gain on sale of properties, less applicable income tax            6,362           --           --
------------------------------------------------------------------------------------------------------

     Net income                                                      $46,380      $27,312      $25,368
======================================================================================================

Weighted average number of shares/units outstanding,
basic and diluted                                                     39,214       24,606       24,512
======================================================================================================

Amounts per share and per limited and general partnership unit, basic and diluted, attributable to:
     Continuing operations                                           $  1.02      $  1.09      $  1.00
     Discontinued operations                                              --         0.02         0.03
     Gain on sale of properties, less applicable income tax             0.16           --           --
------------------------------------------------------------------------------------------------------

Net income per share and per limited and general
partnership unit, basic and diluted                                  $  1.18      $  1.11      $  1.03
======================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                        Franklin Street Properties Corp.
                      Consolidated Statements of Cash Flows

                                                                                For the Year Ended December 31,
                                                                           ---------------------------------------
                                                                              2003           2002           2001
==================================================================================================================
                                                                                        (in thousands)

Cash flows from operating activities:
     Net income                                                            $  46,380       $ 27,312       $ 25,368
     Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                    9,668          4,947          4,797
              Shares/units issued as compensation                                 --            604          1,744
              Gain on sale of properties                                      (6,362)            --             --
              Minority interests                                                  --             --             40
         Changes in operating assets and liabilities:
              Restricted cash                                                     (1)            12              4
              Tenant rent receivables, net                                      (302)          (264)          (196)
              Straight-line rents, net                                        (1,030)        (1,686)            --
              Prepaid expenses and other assets, net                             305           (239)           162
              Accounts payable and accrued expenses                           (9,053)          (858)           537
              Accrued compensation                                               258          1,287          1,041
              Tenant security deposits                                             1            (12)            (4)
         Payment of deferred leasing commissions                                (487)          (615)           (87)
------------------------------------------------------------------------------------------------------------------

                    Net cash provided by operating activities                 39,377         30,488         33,406
------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Cash acquired through issuance of common stock in the merger
         transaction                                                          23,524             --             --
     Purchase of real estate assets and office computer and furniture         (2,388)        (1,174)          (733)
     Changes in deposits on real estate assets                                   841           (841)            --
     Distributions from (investment in) assets held for syndication           (4,117)            --         16,734
     Proceeds from (purchase of) marketable securities                            --             --          5,322
     Proceeds received on sales of real estate assets                         21,870             --            442
------------------------------------------------------------------------------------------------------------------

                    Net cash provided by (used for) investing
                         activities                                           39,730         (2,015)        21,765
------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Distributions to stockholders/partners                                  (46,747)       (30,514)       (27,929)
     Distributions to minority interests in consolidated entities                 --             --           (103)
     Borrowings under bank note payable                                        4,117             --             --
     Repayments of bank note payable                                              --             --        (16,500)
------------------------------------------------------------------------------------------------------------------

                    Net cash provided by (used for) financing
                         activities                                          (42,630)       (30,514)       (44,532)
------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                          36,477         (2,041)        10,639

Cash and cash equivalents, beginning of year                                  22,316         24,357         13,718
------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                     $  58,793       $ 22,316       $ 24,357
==================================================================================================================

Supplemental disclosure of cash flow information:
     Cash paid for:
         Interest                                                          $   1,036       $    894       $    818
         Taxes on income                                                   $   1,963       $    390       $     --
      Non-cash investing and financing activities:
         assets acquired through issuance of common stock in the
         merger transaction, net                                           $ 297,468       $     --       $     --

The accompanying notes are an integral part of these consolidated financial statements.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

1.    Organization

Franklin Street Properties Corp. ("FSP Corp." or the "Company", known as Franklin Street Partners Limited Partnership, or the "Partnership", prior to January 1, 2002) was formed as a Massachusetts limited partnership on February 4, 1997. Prior to July 1, 2001 the Partnership owned a 99% interest in FSP Investments LLC ("FSP Investments"), a 99% interest in FSP Property Management LLC ("FSP Property Management") and 100% of FSP Holdings LLC ("FSP Holdings"). Effective July 1, 2001, FSP Holdings purchased the remaining 1% interest of FSP Investments and FSP Property Management for approximately $32,000. The Company also has a non-controlling common stock interest in eight corporations organized to operate as real estate investment trusts ("REITs").

In December 2001, the limited partners of the Partnership approved the conversion of the Partnership from a partnership into a corporation (the "Conversion"). The Conversion was effective January 1, 2002, and was accomplished as tax-free reorganization by merging the Partnership with and into a wholly owned subsidiary, Franklin Street Properties Corp., with the subsidiary as the surviving entity. In 2002, the Company elected to be taxed as a real estate investment trust ("REIT"). As part of the Conversion, all of the Partnership's outstanding units were converted on a one-for-one basis into 24,586,249 shares of common stock of the Company. The Conversion was accounted for as a reorganization of affiliated entities, with assets and liabilities recorded at their historical costs.

On May 30, 2003, the shareholders of the Company approved the Company's acquisition by merger of 13 REITs (the "Target REITs"). The mergers were effective June 1, 2003 and, as a result, the Company issued approximately 25,000,091 shares in a tax free exchange for all the outstanding preferred shares of the Target REITs. The mergers are being accounted for as a purchase and the acquired assets and liabilities are recorded at their fair value.

The Company operates in two business segments: real estate operations and investment banking/investment services. FSP Investments provides real estate investment and broker/dealer services. FSP Investments' services include: (i) the organization of REIT entities (the "Sponsored REITs"), which are syndicated through private placements; (ii) the acquisition of real estate on behalf of the Sponsored REITs; and (iii) the sale of preferred stock in Sponsored REITs. FSP Property Management provides asset management and property management services for the Sponsored REITs.

2.    Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include all of the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Segments

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information," which established standards for the way that public business enterprises report information about operating segments in their financial statements.

Minority Interests in Consolidated Entities

Minority interests included in the Company's consolidated statements of income represent the minority interest holders' share of the income of the consolidated entities. Cash distributions paid to minority interest holders were approximately $103,000 for the year ended December 31, 2001.

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

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

2.    Significant Accounting Policies (continued)

Reclassifications

Certain balances in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

Investments in Sponsored REITs

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

Subsequent to the completion of the offering of preferred shares, the Company did not share in any of the Sponsored REITs' earnings nor any related dividend.

On January 30, 2004 the Company purchased 49.25 preferred shares (approximately 8.2%) of a Sponsored REIT, FSP Blue Lagoon Corp., for $4,531,000. The Company agreed to vote its shares in any matter presented to a vote by the stockholders of FSP Blue Lagoon Corp. in the same proportion as shares voted by investors other than the Company.

Real Estate and Depreciation

Real estate assets are stated at the lower of cost, less accumulated depreciation, or fair value, as appropriate, which in the opinion of management are not in excess of an individual property's estimated undiscounted cash flow.

Costs related to property acquisition and improvements are capitalized. Typical capital items include new roofs, site improvements, various exterior building improvements and major interior renovations. Funding for capital improvements typically is provided by cash set aside at the time the property was acquired by the Sponsored REIT.

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

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

2.    Significant Accounting Policies (continued)

Acquired Real Estate Leases and Amortization

The Company accounts for leases acquired as a result of the acquisition of real estate assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141. "Business Combinations". Accordingly, the Company recorded a value relating to the leases acquired as a result of the acquisition by merger of 13 Sponsored REITs in 2003. Acquired real estate leases represent costs associated with acquiring an in-place lease (i.e. the market cost to execute a similar lease, including leasing commission, legal, vacancy and other related costs) and the value relating to leases with rents above or below the market rate.

Amortization related to costs associated with acquiring an in-place lease is included in Depreciation and amortization on the Consolidated Statements of Income. Amortization related to leases with rents above the market rate is included as a reduction of Rental revenue on the Consolidated Statements of Income.

Discontinued Operations

The Company accounts for properties as held for sale under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which typically occurs upon the execution of a purchase and sale agreement and belief by management that the sale or disposition is probable of occurrence within one year. Upon determining that a property is held for sale, the Company discontinues depreciating the property and reflects the property at the lower of its carrying amount or fair value less the cost to sell in its consolidated balance sheets. The Company reports the results of operations of its properties classified as discontinued operations in its statements of income if no significant continuing involvement exists after the sale or disposition.

The Company typically retains a common stock ownership in a Sponsored REIT following syndication, and earns an ongoing asset and property management fee; accordingly, transaction fee revenue and the results of operations are not classified as discontinued operations.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Also included in cash equivalents at December 31, 2003 is $6 million of cash held as certificates of deposit with maturity dates exceeding three months. There are no prepayment penalties if the Company withdraws these funds prior to maturity.

Restricted Cash

Restricted cash consists of tenant security deposits. Tenant security deposits are refunded when tenants vacate provided that the tenant has not damaged the property.

Concentration of Credit Risks

Cash, cash equivalents, and short-term investments are financial instruments that potentially subject the Company to a concentration of credit risk. The Company maintains its cash balances and short-term investments principally in two banks which the Company believes to be creditworthy. The Company periodically assesses the financial condition of the banks and believes that the risk of loss is minimal. Cash balances held with various financial institutions frequently exceed the insurance limit of $100,000 provided by the Federal Deposit Insurance Corporation.

Financial Instruments

The Company estimates that the carrying value of cash and cash equivalents, restricted cash, and the bank note payable approximate their fair values based on their short-term maturity and prevailing interest rates.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

2.    Significant Accounting Policies (continued)

Straight-line Rent Receivable

Certain leases provide for fixed rent increases over the life of the lease. Rental revenue is recognized on a straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreements. Straight-line rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $4,087,000, and $3,057,000 at December 31, 2003 and 2002, respectively. The
Company provides an allowance for doubtful accounts based on its estimate of a tenant's ability to make future rent payments. The computation of this allowance is based in part on the tenants' payment history and current credit status.

Deferred Leasing Commissions

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements. Amortization expense was approximately $258,000, $193,000 and $222,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Revenue Recognition

Rental Revenue - Rental revenue includes income from leases, certain reimbursable expenses, straight-line rent adjustments and other income associated with renting the property. A summary of rental revenue is shown in the following table:

                                                           Year Ending
      (in thousands)                                      December 31,
                                              ----------------------------------
                                                 2003         2002         2001
      ==========================================================================
      Income from leases                       $  41,416   $  19,553   $  20,145
      Straight-line rent adjustment                1,030       1,686         797
      Reimbursable expenses                        6,964       3,393       2,875
      Other                                          379         178         261
      --------------------------------------------------------------------------

           Total                              $   49,789  $   24,810   $ 24,078
      ==========================================================================

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

Syndication Fees -- Syndication fees ranging from 6% to 8% of the gross offering proceeds from the sale of securities in Sponsored Entities are generally recognized upon an investor closing; at that time the Company has provided all required services, the fee is fixed and collected, and no further contingencies exist. Commission expense ranging from 3% to 4% of the gross offering proceeds is recorded in the period the related syndication fee is earned. There is typically more than one investor closing in the syndication of a Sponsored REIT.

Transaction Fees -- Transaction fees relating to loan commitment fees are recognized upon an investor closing and the subsequent payment of the Sponsored REIT's loan to the Company. Other transaction fees such as acquisition and organization fees are recognized upon the final investor closing of the Sponsored REIT. The final investor closing is the last admittance of investors into a Sponsored REIT; at that time, required funds have been received from the investors, charges relating to the syndication have been paid or accrued, continuing investment and continuing involvement criteria have been met, and legal and economic rights have been transferred. Third party transaction-related costs are deferred and later expensed to match revenue recognition. Internal costs are expensed as incurred.

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

Sponsored REIT Income and Expenses

Sponsored REIT income and Sponsored REIT expenses represent the Company's share of revenues and expenses from a Sponsored REIT prior to the final syndication of preferred shares.

Other

Other income, including property and asset management fees, are recognized when the related services are performed and the earnings process is complete.

Income Taxes

Taxes on income for the years ended December 31, 2003 and 2002 represent taxes incurred by a FSP Investments which has elected to be a taxable REIT subsidiary. No provision has been made for Federal or state income taxes in the consolidated financial statements in 2001 of the Company.

Net Income Per Share/Unit

Basic net income per share/unit is computed by dividing net income by the weighted average number of shares/units outstanding during period. Diluted net income per share/unit reflects the potential dilution that could occur if securities or other contracts to issue shares/units were exercised or converted into shares or units. There were no potential dilutive shares/units outstanding at December 31, 2003, 2002, and 2001. The denominator used for calculating basic and diluted net income per share/unit is as follows:

                                                   Year Ended December 31,
      ==========================================================================
                                               2003          2002         2001
      ==========================================================================
      Weighted average number of
      shares/units outstanding
          Common shares                       39,214        24,606           --
          Limited partners                        --            --       23,563
          General partner                         --            --          949
      --------------------------------------------------------------------------
                                              39,214        24,606       24,512
      ==========================================================================

Recent Accounting Standards

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This statement was effective January 1, 2003. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," which in some cases required certain costs to be recognized before a liability was actually incurred. The adoption of this standard did not have a material impact on the Company's financial position, operations or cash flow.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45") "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34". FIN 45 clarifies the requirements of SFAS No. 5 "Accounting for Contingencies", relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of this standard did not have a material impact on the Company's financial position, operations or cash flows.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

2.    Significant Accounting Policies (continued)

Recent Accounting Standards (continued)

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. The provisions of this interpretation became effective upon issuance. The adoption of this standard did not have a material impact on the Company's financial position, operations or cash flow.

3.    Business Segments

The Company operates in two business segments: real estate operations (including real estate leasing, interim acquisition financing and asset/property management) and investment banking/investment services (including real estate acquisition and broker/dealer services). The Company has identified these segments because this information is the basis upon which management makes decisions regarding resource allocation and performance assessment. The accounting policies of the reportable segments are the same as those described in the "Significant Accounting Policies". The Company's operations are located in the United States of America.

The Company evaluates the performance of its reportable segments based on Cash Available for Distribution ("CAD") as management believes that CAD represents the most accurate measure of the reportable segment's activity and is the basis for distributions paid to equity holders. The Company defines CAD as: net income as computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"); plus certain non-cash items included in the computation of net income (depreciation and amortization, gain or loss on the sale of real estate, certain non-cash compensation expenses and straight-line rent adjustments); plus investment services proceeds received from controlled partnerships; plus the net proceeds from the sale of land; less purchases of property and equipment ("Capital Expenditures") and payments for deferred leasing commissions, plus proceeds from (payments to) cash reserves established at the acquisition date of the property. Depreciation and amortization, gain or loss on the sale of real estate, non-cash compensation and straight-line rents are an adjustment to CAD, as these are non-cash items included in net income. Capital expenditures, payments of deferred leasing commissions and the proceeds from (payments to) the funded reserve are an adjustment to CAD, as they represent cash items not reflected in net income.

The funded reserve represents funds that the Company has set aside in anticipation of future capital needs. These reserves are typically used for the payment of capital expenditures, deferred leasing commissions and certain tenant allowances; however, there are no legal restrictions on their use and they may be used for any Company purpose. CAD should not be considered as an alternative to net income (determined in accordance with GAAP), as an indicator of the Company's financial performance, nor as an alternative to cash flows from operating activities (determined in accordance with GAAP), nor as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Other real estate companies may define CAD in a different manner. It is at the Company's discretion to retain a portion of CAD for operational needs. We believe that in order to facilitate a clear understanding of the results of the Company, CAD should be examined in connection with net income and cash flows from operating, investing and financing activities in the consolidated financial statements.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

3.    Business Segments (continued)

The calculation of CAD by business segment is shown in the following table:

                                                           Investment
                                                  Real      Banking/
                                                 Estate    Investment
(in thousands):                                Operations   Services    Total
================================================================================
Year ended December 31, 2003:
   Net Income                                   $ 43,949    $ 2,431    $ 46,380
   Gain on sale of properties                     (6,362)        --      (6,362)
   Depreciation and amortization                   9,612         56       9,668
   Straight-line rent                             (1,030)        --      (1,030)
   Capital expenditures                           (1,125)      (248)     (1,373)
   Merger costs                                   (1,015)        --      (1,015)
   Payment of deferred leasing commissions          (487)        --        (487)
   Proceeds from funded reserves                   1,877         --       1,877
   Proceeds from sale of land                         55         --          55
-------------------------------------------------------------------------------

Cash Available for Distribution                 $ 45,474    $ 2,239    $ 47,713
===============================================================================

Year ended December 31, 2002:
   Net Income                                   $ 24,787    $ 2,525    $ 27,312
   Depreciation and amortization                   4,778        169       4,947
   Straight-line rent                             (1,686)        --      (1,686)
   Non-cash compensation expenses                     --        604         604
   Capital expenditures                           (1,163)       (11)     (1,174)
   Payment of deferred leasing commissions          (615)        --        (615)
   Proceeds from funded reserves                   3,200         --       3,200
   Proceeds from sale of land                         --         --          --
-------------------------------------------------------------------------------

Cash Available for Distribution                 $ 29,301    $ 3,287    $ 32,588
===============================================================================

Year ended December 31, 2001:
   Net Income                                   $ 21,381    $ 3,987    $ 25,368
   Depreciation and amortization                   4,726         71       4,797
   Straight-line rent                               (797)        --        (797)
   Non-cash compensation expenses                     --      1,744       1,744
   Capital expenditures                             (566)      (167)       (733)
   Payment of deferred leasing commissions           (87)        --         (87)
   Proceeds from funded reserves                     581         --         581
   Proceeds from sale of land                        442         --         442
-------------------------------------------------------------------------------

Cash Available for Distribution                 $ 25,680    $ 5,635    $ 31,315
===============================================================================

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

3.    Business Segments (continued)

The Company's cash distributions for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

                                               Distribution       Total Cash
      Quarter paid                            Per Share/Unit     Distributions
      ========================================================================
                                                                (in thousands)
      Second quarter of 2003                     $  .31           $   7,635
      Third quarter of 2003                         .31              10,135
      Fourth quarter of 2003 (A)                    .43              21,341
      First quarter of 2004 (B)                     .31              15,385
      ------------------------------------------------------------------------
                                                 $ 1.36           $  54,496
      ========================================================================

      Second quarter of 2002                     $  .31           $   7,622
      Third quarter of 2002                         .31               7,635
      Fourth quarter of 2002                        .31               7,635
      First quarter of 2003 (C)                     .31               7,635
      ------------------------------------------------------------------------
                                                 $ 1.24           $ 30,527
      ========================================================================

      Second quarter of 2001                     $  .28           $   6,842
      Third quarter of 2001                         .29               7,087
      Fourth quarter of 2001                        .30               7,376
      First quarter of 2002                         .31               7,622
      ------------------------------------------------------------------------
                                                 $ 1.18           $  28,927
      ========================================================================

(A) Includes a special dividend of $.12 per share in the aggregate amount of $5,956,000.
(B) Represents dividends declared and paid by the Company in the first quarter of 2004.
(C) Represents dividends declared and paid by the Company in the first quarter of 2003.

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

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

3.    Business Segments (continued)

The following table is a summary of other financial information by business segment:

                                                             Investment
                                                    Real      Banking/
                                                   Estate    Investment
                                                 Operations   Services    Total
================================================================================
                                                          (in thousands)
December 31, 2003:
     Revenue                                      $ 67,720    $16,048   $ 83,768
     Interest income                                   291         76        367
     Interest expense                                1,036         --      1,036
     Income from discontinued operations, net          195         --        195
     Capital expenditures                            1,125        248      1,373
     Identifiable assets                           524,788      3,741    528,529

December 31, 2002:
     Revenue                                      $ 39,220    $14,730   $ 53,950
     Interest income                                   211         75        286
     Interest expense                                  894         --        894
     Income from discontinued operations, net          571         --        571
     Capital expenditures                            1,163         11      1,174
     Identifiable assets                           194,996      6,940    201,936

December 31, 2001:
     Revenue                                      $ 35,873    $16,082   $ 51,955
     Interest income                                   299        111      1,726
     Interest expense                                  818         --        818
     Income from discontinued operations, net          747         --        747
     Capital expenditures                              566        167        733
     Identifiable assets                           199,140      4,977    204,117

4.   Merger Transactions

On June 1, 2003, the Company issued approximately 25 million shares of common stock, $0.0001 par value per share in exchange for all of the outstanding preferred stock of 13 Sponsored REITs it acquired by merger. The results of operations for each of the Sponsored REITs have been included in the Company's consolidated financial statements since that date. The merger transactions were structured as exchanges of shares and no cash was involved.

The aggregate purchase price was approximately $321 million. On the acquisition date, for each Sponsored REIT, the increase between the appraised value of the property and the historical cost of the property was allocated to real estate investments and leases, including Lease origination costs. Lease origination costs represent the value associated with acquiring an in-place lease (i.e. the market cost to execute a similar lease, including leasing commission, legal, vacancy, and other related costs). The value assigned to buildings approximates their replacement cost; the value assigned to land approximates its appraised value; and the value assigned to leases approximates their fair value. Other assets and liabilities are recorded at their historical costs, which approximates fair value. The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

4.    Merger Transactions (continued)

                                                 Value of Assets Acquired
                                                 ------------------------
                                                      (in thousands)

      Real estate assets                                $298,425
      Value of acquired real estate leases                 9,503
      Cash                                                23,524
      Other assets                                         1,120
      Liabilities assumed                                (11,580)
                                                        --------
      Total                                             $320,992
                                                        ========

The following table shows the allocation of the aggregate increase of $19,500,000 between the value of the real estate assets and leases acquired (including expenses of the merger of $1,015,000) and the historical costs of the 13 Sponsored REITs.

      (in thousands)                                                   Life
                     Category                            Amount      In Years
      -------------------------------------------------------------------------

      Land                                             $   944           N/A
      Buildings and improvements                        15,747         27-39
                                                       -------
          Real estate investments                       16,691
          Lease origination costs                        2,809          4-10
                                                       -------
         Total                                         $19,500
                                                       =======

Pro forma operating results for the Company and the 13 Sponsored REITs the Company acquired during 2003 are shown in the following table. The results assume that the mergers occurred and the shares of the Company's stock were issued on January 1, 2002 and are not necessarily indicative of what the Company's actual results of operations would have been for the period indicated, nor do they purport to represent the results of operations of any future period.

                                                            For Year Ended
      (unaudited)                                             December 31,
      (in thousands except per share amount)              2003            2002
                                                       ------------------------

      Revenue                                          $ 98,972        $ 82,675
      Expenses                                          (52,574)        (48,781)
      Interest income                                       484             556
      Taxes on income                                    (1,700)           (699)
                                                       --------        --------
      Net income from continuing operations              45,182          33,751
      Income from discontinued operations                   195             571
      Gain on sale of property                            6,362              --
                                                       ========        ========
      Net income                                       $ 51,739        $ 34,322
                                                       ========        ========
      Weighted average shares outstanding                49,630          49,606
                                                       ========        ========
      Net income per share                             $   1.04        $   0.69
                                                       ========        ========

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

5.    Related Party Transactions

Investment in Sponsored REITs

The Company typically retains a minimal common stock ownership interest in Sponsored REITs that it has syndicated. Subsequent to the completion of the offering of preferred shares of such Sponsored REITs, these ownership interests have virtually no economic benefit or risk. At December 31, 2003, 2002, and 2001, the Company had ownership interests in eight, sixteen, and ten Sponsored REITs, respectively. However, the Company had completely syndicated only seven of the eight Sponsored REITs for which it retained ownership interests as of December 31, 2003. The Company's cost in the one Sponsored REIT that was not completely syndicated at December 31, 2003 is $4,117,000 and is shown as Assets held for syndication on the Company's Consolidated Balance Sheet.

The Company has in the past acquired by merger entities similar to the Sponsored REITs. The Company's business model for growth includes the potential acquisition by merger in the future of Sponsored REITs. However, the Company has no legal or any other enforceable obligation to acquire or to offer to acquire any Sponsored REIT. In addition, any offer (and the related terms and conditions) that might be made in the future to acquire any Sponsored REIT would require the approval of the boards of directors of the Company and the Sponsored REIT and the approval of the shareholders of the Sponsored REIT, and likely would require the approval of the shareholders of the Company.

Summarized financial information for the Sponsored REITs is as follows:

                                                          December 31,
      (unaudited)                                    2003                2002
                                                  -----------------------------
                                                         (in thousands)
      Balance Sheet Data:
      -------------------
      Real estate, net                            $ 257,700           $ 385,907
      Other assets                                   53,646              39,465
      Total liabilities                             (18,129)             (6,554)
                                                  ---------           ---------

      Shareholders equity                         $ 293,217           $ 418,818
                                                  =========           =========

                                                   For the Year Ended
                                                      December 31,
                                           ------------------------------------
      (unaudited)                             2003         2002          2001
                                           ------------------------------------
                                                     (in thousands)
      Operating Data:
      ---------------
      Rental revenues                      $ 45,819      $ 46,836      $ 19,816
      Other revenues                            370           543           354
      Operating and maintenance
        expenses                            (16,594)      (14,191)       (5,973)
      Depreciation and amortization         (11,155)       (7,220)       (3,191)
      Interest expense                      (13,965)      (13,395)       (9,916)
                                           --------      --------      --------
      Net income (loss)                    $  4,475      $ 12,573      $  1,090
                                           ========      ========      ========

The operating data for 2003 includes the operations of eight Sponsored REITs in which the Company held an interest at December 31, 2003 and 13 Target REITs from January through May 31, 2003. The 13 Target REITs were merged into the Company on June 1, 2003.

The Company's proportionate share of net income prior to completion of the syndication from these Sponsored REITs is shown in the following table:

                                                  For the Year Ended
      (in thousands)                                  December 31,
                                           2003           2002          2001
                                         -----------------------------------

      Revenue                            $ 3,452        $ 1,387        $ 860
      Expenses                            (2,620)          (868)        (605)
                                         -------        -------        -----
         Net income                      $   832        $   519        $ 255
                                         =======        =======        =====

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

5.    Related Party Transactions (continued)

Interest

The Company is typically entitled to interest on funds advanced to syndicated REITs. The Company recognized interest income of $636,000, $429,000, and $552,000 for the years ended December 31, 2003, 2002 and 2001, respectively, relating to these loans.

Sponsored Entity Fees

The Company has provided syndication and real estate acquisition advisory services for the Sponsored REITs. Syndication and transaction fees from non-consolidated related entities amounted to approximately $29,376,000, $26,811,000, and $25,701,000 for the years ended December 31, 2003, 2002 and
2001, respectively.

Management Fees

Management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days' notice. Total management fee income from non-consolidated entities amounted to approximately $493,000, $503,000, and $412,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and is included in "Other" in the Consolidated Statements of Income.

6.    Bank Note Payable

The Company has a revolving line of credit agreement (the "Loan Agreement") with a group of banks providing for borrowings at the Company's election of up to $125,000,000. Borrowings under the Loan Agreement bear interest at either the bank's base rate or a variable LIBOR rate, as defined. The balance outstanding was $4,117,000, $0, and $0 as of December 31, 2003, 2002, and 2001 respectively.

The Loan Agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the maintenance of at least $1,500,000 in operating cash accounts, a minimum tangible net worth and compliance with various debt and operating income ratios, as defined in the Loan Agreement. The Company was in compliance with the Loan Agreement's financial covenants as of December 31, 2003 and 2002. The Loan Agreement matures on August 18, 2005.

7.    Shareholders' and Partners' Capital

General

The Company converted from a partnership to a corporation on January 1, 2002. The changes in partners' capital prior to the conversion were as follows:

                                                                                              Total Partners
                                               Limited Partners         General Partner           Capital
                                            ----------------------    -----------------    ----------------------
(in thousands, except share/unit amounts)     Units        Amount      Units     Amount      Units        Amount
=================================================================================================================

Balance, December 31, 2000                  23,486,096   $ 204,067    948,499   $(3,487)   24,434,595   $ 200,580
         Net income                                 --      24,386         --       982            --      25,368
         Distributions                              --     (26,849)        --    (1,080)           --     (27,929)
         Units issued as compensation          151,654       1,744         --        --       151,654       1,744
-----------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                  23,637,750   $ 203,348    948,499   $(3,585)   24,586,249   $ 199,763
=================================================================================================================

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

7.    Shareholders' and Partners' Capital (continued)

Changes in stockholders' equity as a result of and following the conversion to a corporation were as follows:

                                                                                     Accumulated
                                                                                    Undistributed
                                                          Additional                 Net Realized        Total
                                       Common Stock        Paid-in       Retained   Gain on Sale of   Stockholders'
                                    Shares      Amount     Capital       Earnings     Properties         Equity
====================================================================================================================

Balance, December 31, 2001                --     $ --     $      --      $     --      $    --         $      --
         Exchange Partnership
            units for shares      24,586,249        2       199,761            --           --           199,763
         Net Income                       --       --            --        27,312           --            27,312
         Dividends                        --       --        (7,622)      (22,892)          --           (30,514)
         Shares issued as
            compensation              43,998       --           604            --           --               604
--------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002        24,630,247        2       192,743         4,420           --           197,165
         Shares issued            25,000,091        3       320,054            --           --           320,057
         Net Income                       --       --            --        40,018        6,362            46,380
         Dividends                        --       --            --       (40,791)      (5,956)          (46,747)
--------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003        49,630,338     $  5     $ 512,797      $  3,647      $   406         $ 516,855
====================================================================================================================

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

Equity-Based Compensation
There was no equity-based compensation for the year ended December 31, 2003. In July 2002, July 2001 and January 2001 the Company issued 43,998 shares, 149,131 units, and 2,522 units with a fair value of approximately $604,000, $1,715,000 and $29,000, respectively, to certain officers and employees of the Company. These units/shares were fully vested on the date of issuance. Equity-based compensation charges of $0, $604,000 and $1,744,000 are reported in the accompanying Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001, respectively.

The following table summarizes the allocation of net income and the payment of distributions to partners.

                                                     Year Ended
                                                 December 31, 2001
                                          ------------------------------
                                          Allocation of
                                            Net Income     Distributions
                                          -------------    -------------
      Limited Partners                       $ 24,936        $ 26,849
      General Partners                            982           1,080
                                             --------        --------
                                             $ 24,936        $ 27,929
                                             ========        ========

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a taxable REIT subsidiary ("TRS"). In the case of TRSs, the Company's ownership of securities in all TRSs generally cannot exceed 20% of the value of all of the Company's assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company's assets. Effective January 1, 2001, a subsidiary of the Company, FSP Investments, elected to be treated as a TRS. As a result, FSP Investments operates as a taxable corporation under the Code and has accounted for income taxes in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. Taxes are provided when FSP Investments has net profits for both financial statement and income tax purposes.

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

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

8.    Federal Income Tax Reporting (continued)

                                                          For the            For the
                                                        Year Ended          Year Ended
           (in thousands)                              December 31,        December 31,
                                                           2003                2002
                                                   --------------------------------------
Federal income tax expense at statutory rate       $  1,446    35.0%    $ 1,128     35.0%
Increase (decrease) in taxes resulting from:
   State income taxes, net of federal impact            254     6.2%        197      6.1%
   Other                                                 --      --%       (626)   (19.4%)
                                                   --------   ------    -------   -------
   Taxes on income                                 $  1,700    41.2%    $   699     21.7%
                                                   ========   ======    =======   =======

"Other" consists primarily of the tax benefit on cash bonuses accrued in 2001 but paid in 2002. Due to the conversion from a partnership into a corporation the bonus is treated as a permanent tax difference.

Taxes on income are a current tax expense. No deferred income taxes were provided as there were no temporary differences between the financial reporting basis and the tax basis of the TRS.

At December 31, 2003 and 2002, the Company's net tax basis of its real estate assets is less than the amount set forth in the Company's Consolidated Balance Sheets by $14,270,000 and $39,181,000 respectively.

Reconciliation Between GAAP Net Income and Taxable Income subject to dividend requirements.

The following reconciles book net income to taxable income subject to dividend requirements for the years ended December 31, 2003 and 2002. The Partnership was not subject to a minimum dividend requirement.

                                                              For the Year Ended
(in thousands)                                        December 31, 2003   December 31, 2002
                                                      -----------------   -----------------
Net Income per books                                      $ 46,380             $ 27,312
Adjustments to book income
Book depreciation and amortization                           9,531                4,699
Tax gain on sale of asset                                   (8,709)                  --
Deferred rent, net                                              22                 (368)
Tax depreciation and amortization                          (10,266)              (3,824)
Tax basis less book basis of properties sold, net            2,347                   --
Straight line rent adjustment, net                          (1,030)              (1,151)
Non-taxable distributions                                       --               (2,113)
Other, net                                                    (237)                (507)
                                                          --------             --------
Taxable income subject to dividend requirement            $ 38,038             $ 24,048
                                                          ========             ========

Dividends Paid Deduction

The following reconciles cash dividends paid during the year to the dividends paid deduction allowed on the Company's tax return:

                                                              Year Ended                   Year Ended
                                                           December 31, 2003            December 31, 2002
                                                                 Per Weighted-                  Per Weighted-
(in thousands)                                           Total   Average Share        Total     Average Share
                                                        -------------------------------------------------------
Cash dividends paid                                     $46,747     $1.19           $ 30,514        $1.24
   Plus: Dividends designated from following year            --        --                 --           --
   Less: Portion designated capital gain distribution     8,709      0.22                 --           --
   Less: Return of Capital                                   --        --             (6,466)       (0.26)
                                                        -------------------------------------------------------
Dividends paid deduction                                $38,038     $0.97           $ 24,048        $0.98
                                                        =======================================================

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

8.    Federal Income Tax Reporting (continued)

Partnership Taxes

Prior to the Conversion on January 1, 2002, no provision or benefit was made for federal or state income taxes in the consolidated financial statements of the Partnership. Partners were required to report on their individual tax returns their allocable share of income, gains, losses, deductions and credits of the Partnership.

The difference between Partners' capital for financial reporting purposes and for income tax purposes is approximately as follows (in thousands):

                                                                                                 2001
                                                                                               --------
Partnership capital - financial reporting purposes                                             $199,763
Partnership's cumulative tax reporting differences, primarily relating to non-deductible
    expenses, depreciation and other temporary differences and the effects of mergers           (17,217)
                                                                                               --------

Partners' capital-- income tax purposes                                                        $182,546
                                                                                               ========

9.    Commitments

The Company's commercial real estate operations include the leasing of office buildings and industrial properties subject to leases with terms greater than one year. The leases expire at various dates through 2012. The following is a schedule of approximate future minimum rental income on non-cancelable operating leases as of December 31, 2003:

Rentals Under Operating Leases

                                                  Year ended
      (in thousands)                              December 31,
      ========================================================

      2004                                         $ 51,075
      2005                                           41,701
      2006                                           35,624
      2007                                           29,579
      2008                                           27,626
      Thereafter                                     44,374
      --------------------------------------------------------

                                                   $229,979
      ========================================================

Office Lease

The Company leases its corporate office space under an operating lease that was amended in 2003. The lease includes a base annual rent and additional rent for the Company's share of taxes and operating costs.

Future minimum lease payments are as follows:

      (in thousands)                               Year ended
                                                  December 31,
      --------------------------------------------------------
      2004                                           $  289
      2005                                              295
      2006                                              302
      2007                                              308
      2008                                              182
      --------------------------------------------------------

                                                     $1,376
      ========================================================

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

9.    Commitments (continued)

Rent expense was approximately $219,000, $206,000 and $196,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and is included in selling, general and administration expenses in the Consolidated Statement of Income.

Retirement Plan

In 1999, the Company began a retirement savings plan for eligible employees. Under the plan, the Company annually matches participant contributions up to the maximum allowed by tax regulations. The Company's total contribution under the plan amounted to approximately $132,000, $105,000 and $76,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

An aggregate of 43,998 shares of FSP Common Stock were issued to an Executive Vice President of FSP Corp. in July 2002 under the 2002 Stock Incentive Plan.

A summary of shares available and granted under the plan and the related compensation costs is shown in the following table:

                                                      Shares
                                                     Available      Compensation
                                                     for Grant          Cost
                                                     ---------      ------------
      Balance, December 31, 2001                            --        $     --
      Shares approved for grant                      2,000,000              --
      Shares granted                                   (43,998)        604,000
                                                    ----------        --------
      Balance, December 31, 2002                     1,956,002        $604,000
                                                    ==========        ========

There were no shares granted for the year ended December 31, 2003.

11.   Discontinued Operations

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superceded SFAS No. 121. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lesser of book value or fair value less cost to sell. SFAS No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

During the year ended December 31, 2003, the Company disposed of two apartment properties, Weslayan Oaks and Reata, both located in Houston, Texas. The operating results for these two real estate assets have been reflected as discontinued operations in the Consolidated Statements of Income on a comparative basis for the years ended December 31, 2003, 2002 and 2001.

The operating results for the real estate assets sold during 2003 are summarized below.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

11.   Discontinued Operations (continued)

                                                      For the Years Ended
                                                           December 31,
                                                -------------------------------
                                                  2003        2002        2001
                                                -------     -------     -------
      Rental revenue                            $ 1,215     $ 2,603     $ 2,687
      Rental operating expenses                    (507)     (1,034)       (942)
      Real estate taxes and insurance              (247)       (491)       (458)
      Depreciation and amortization                (266)       (507)       (540)
                                                -------     -------     -------
      Net Income                                $   195     $   571     $   747
                                                =======     =======     =======

12.   Subsequent Events

On February 6, 2004, the Company declared a dividend of $.31 per share of common stock payable to stockholders of record as of February 6, 2004.

13.   Selected unaudited quarterly information

Selected unaudited quarterly information is shown in the following table

                                                                    2003
                                                 ----------------------------------------
                                                  First     Second      Third     Fourth
                                                 Quarter    Quarter    Quarter    Quarter
                                                 -------    -------    -------    -------
                                                   (in thousands, except per share data)

Revenue                                          $12,548    $14,661    $31,703    $24,876
                                                 =======    =======    =======    =======

Income from continuing operations                $ 5,772    $ 6,733    $15,711    $11,608
Income from discontinued operations                   95         50         55         (6)
Gain on sale of properties                         1,421         --      4,914         27
                                                 -------    -------    -------    -------
Net income                                       $ 7,288    $ 6,783    $20,680    $11,629
                                                 =======    =======    =======    =======

Basic and diluted net income per share           $  0.30    $  0.21    $  0.42    $  0.23
                                                 =======    =======    =======    =======

Weighted average number of shares outstanding     24,630     32,964     49,630     49,630
                                                 =======    =======    =======    =======

                                                                   2002
                                                 ----------------------------------------
                                                  First     Second      Third     Fourth
                                                 Quarter    Quarter    Quarter    Quarter
                                                 -------    -------    -------    -------
                                                   (in thousands, except per share data)

Revenue                                          $ 9,260    $14,225    $14,733    $15,732
                                                 =======    =======    =======    =======

Income from continuing operations                  3,961      7,277      6,981      8,522
Income from discontinued operations                  136        192        147         96
Gain on sale of properties                            --         --         --         --
                                                 -------    -------    -------    -------
Net income                                       $ 4,097    $ 7,469    $ 7,128    $ 8,618
                                                 =======    =======    =======    =======

Basic and diluted net income per share           $  0.17    $  0.30    $  0.29    $  0.35
                                                 =======    =======    =======    =======

Weighted average number of shares outstanding     24,586     24,586     24,623     24,630
                                                 =======    =======    =======    =======

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

13.   Selected unaudited quarterly information (continued)

Due to an oversight, transaction fee income of $1,330,000 related to commitment fees charged to a Sponsored REIT was understated in the first quarter of 2003 and overstated in the second quarter of 2003. The following table shows the effects on the related quarters. There was no effect on the six months ended June 30, 2003.

                                                     First Quarter ended March 31, 2003
                                                 -----------------------------------------
                                                 As reported    Adjustments     As amended
                                                 -----------    -----------     ----------
                                                  (in thousands, except per share data)

Revenue                                            $11,218        $  1,330        $12,548
                                                   =======        ========        =======

Income from continuing operations                    4,442           1,330          5,772
Income from discontinued operations                     95              --             95
Gain on sale of properties                           1,421              --          1,421
                                                   -------        --------        -------
Net income                                         $ 5,958        $  1,330        $ 7,288
                                                   =======        ========        =======

Basic and diluted net income per share             $  0.24        $   0.06        $  0.30
                                                   =======        ========        =======

Weighted average number of shares outstanding       24,630              --         24,630
                                                   =======        ========        =======

                                                     Second Quarter ended June 30, 2003
                                                 -----------------------------------------
                                                 As reported    Adjustments     As amended
                                                 -----------    -----------     ----------
                                                  (in thousands, except per share data)

Revenue                                            $15,971        $ (1,330)       $14,641
                                                   =======        ========        =======

Income from continuing operations                    8,063          (1,330)         6,733
Income from discontinued operations                     50              --             50
Gain on sale of properties                              --              --             --
                                                   -------        --------        -------
Net income                                         $ 8,113        $ (1,330)       $ 6,783
                                                   =======        ========        =======
Basic and diluted net income per share             $  0.25        $   0.04        $  0.21
                                                   =======        ========        =======

Weighted average number of shares outstanding       32,964              --         32,964
                                                   =======        ========        =======

                                                                    SCHEDULE III

                        FRANKLIN STREET PROPERTIES CORP.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2003

                                                                       Initial Cost
                                                           -------------------------------------
                                                                                        Costs
                                                                                     Capitalized
                                                                        Buildings    (Disposals)
                                                                      Improvements    Subsequent
                                               Encumbrances                and            to
Description                                         (1)        Land     Equipment    Acquisition
                                               ------------    ----     ---------    -----------
                                                                    (in thousands)
Residential Apartments:
   Essex House, Houston, TX                        --        $ 2,920    $  9,367       $  648
   Silverside Plantation, Baton Rouge, LA          --          2,000      17,082          119
   Gael Apartments, Houston, TX                    --          2,796      16,127            -
   Merrywood Apartments, Katy, TX                  --          2,170      15,334            -

Commercial Properties:
   One Technology Drive, Peabody, MA               --          1,658      10,246         (450)
   NAOP, No. Andover, MA                           --          1,311       8,136          907
   Park Seneca, Charlotte, NC                      --          1,815       7,917          108
   4995 Patrick Henry, Santa Clara, CA             --          3,274       4,130           58
   Piedmont Center, Greenville, SC                 --          1,449       9,839        1,027
   Hillview Center, Milpitas, CA                   --          2,203       2,813            7
   Telecom Business Center, San Diego, CA          --          5,035      11,363          432
   Southfield Centre, Southfield, MI               --          4,344      11,455          956
   Blue Ravine, Folsom, CA                         --            846       5,450           38
   Bollman Place, Savage, MD                       --          1,585       4,121          109
   Austin N.W., Austin, TX                         --            708      10,494          471
   Gateway Crossing 95, Columbia, MD               --          4,453      15,931            4
   Fores t Park, Charlotte, NC                     --          1,559       5,672
   10 Lyberty Way, Westford, MA                    --          1,315       8,862          301
   Centennial Center, Colorado Springs, CO         --          1,549      11,877           23
   Goldentop Technology Center, San Diego, CA      --          5,356      17,049            -
   Meadow Point, Chantilly, VA                     --          2,634      18,911            -
   Timberlake, Chesterfield, MO                    --          2,984      38,661            -
   Fair Lakes, Fairfax, VA                         --          4,383      33,976           24
   Northwest Point, Elk Grove Village, IL          --          2,914      26,295            -
   Federal Way, Federal Way, WA                    --          2,518      13,212            -
   Timberlake East, Chesterfield, MO               --          2,626      17,608           66
   Plaza Ridge, Hemdon, VA                         --          4,210      25,640            -
   Park Ten, Houston, TX                           --          1,061      21,303          (27)
                                                 ----        -------    --------       ------
                                                   --        $71,676    $398,871       $4,821
                                                 ====        =======    ========       ======

                                                                     Historical Costs
                                              -------------------------------------------------------------


                                                        Buildings                            Total Costs,
                                                      Improvements                              Net of      Depreciable    Date of
                                                           and                 Accumulated    Accumulated      Life      Acquisition
Description                                     Land    Equipment   Total (2)  Depreciation  Depreciation      Years         (3)
                                                ----    ---------   ---------  ------------  ------------      -----     -----------
                                                                                (in thousands)
Residential Apartments:
   Essex House, Houston, TX                   $ 2,920   $ 10,015   $ 12,935      $ 3,648        $  9,287        5-27        1993
   Silverside Plantation, Baton Rouge, LA       2,021     17,180     19,201        3,209          15,992        5-27        1998
   Gael Apartments, Houston, TX                 2,796     16,127     18,923          319          18,604        5-27        2000
   Merrywood Apartments, Katy, TX               2,170     15,334     17,504          302          17,202        5-27        2002

Commercial Properties:
   One Technology Drive, Peabody, MA            1,658      9,796     11,454        1,866           9,588        5-39        1995
   NAOP, No. Andover, MA                        1,311      9,043     10,354        2,199           8,155        5-39        1996
   Park Seneca, Charlotte, NC                   1,815      8,025      9,840        1,142           8,698        5-39        1997
   4995 Patrick Henry, Santa Clara, CA          3,274      4,188      7,462          636           6,826        5-39        1997
   Piedmont Center, Greenville, SC              1,449     10,866     12,315        1,648          10,667        5-39        1998
   Hillview Center, Milpitas, CA                2,203      2,820      5,023          336           4,687        5-39        1999
   Telecom Business Center, San Diego, CA       5,035     11,795     16,830        1,440          15,390        5-39        1999
   Southfield Centre, Southfield, MI            4,344     12,411     16,755        1,290          15,465        5-39        1999
   Blue Ravine, Folsom, CA                        846      5,488      6,334          565           5,769        5-39        1999
   Bollman Place, Savage, MD                    1,585      4,230      5,815          414           5,401        5-39        1999
   Austin N.W., Austin, TX                        708     10,965     11,673        1,085          10,588        5-39        1999
   Gateway Crossing 95, Columbia, MD            4,019     16,369     20,388        1,704          18,684        5-39        1999
   Fores t Park, Charlotte, NC                  1,559      5,672      7,231           62           7,169        5-39        1999
   10 Lyberty Way, Westford, MA                 1,315      9,163     10,478          821           9,657        5-39        2000
   Centennial Center, Colorado Springs, CO      1,549     11,900     13,449          154          13,295        5-39        2000
   Goldentop Technology Center, San Diego, CA   5,356     17,049     22,405          232          22,173        5-39        2000
   Meadow Point, Chantilly, VA                  2,634     18,911     21,545          260          21,285        5-39        2001
   Timberlake, Chesterfield, MO                 2,984     38,661     41,645          555          41,090        5-39        2001
   Fair Lakes, Fairfax, VA                      4,383     34,000     38,383          486          37,897        5-39        2001
   Northwest Point, Elk Grove Village, IL       2,914     26,295     29,209          370          28,839        5-39        2001
   Federal Way, Federal Way, WA                 2,518     13,212     15,730          184          15,546        5-39        2001
   Timberlake East, Chesterfield, MO            2,626     17,674     20,300          246          20,054        5-39        2002
   Plaza Ridge, Hemdon, VA                      4,210     25,640     29,850          368          29,482        5-39        2002
   Park Ten, Houston, TX                        1,034     21,303     22,337          295          22,042        5-39        2002
                                              -------   --------   --------      -------        --------
                                              $71,236   $404,132   $475,368      $25,836        $449,532
                                              =======   ========   ========      =======        ========

(1)   There are no encumbrances on the above properties.
(2)   The aggregate cost for Federal Income Tax purposes is $474,029.
(3)   Original date of acquisition by Sponsored Entity.

The following table summarizes the changes in the Company's real estate investments and accumulated depreciation:

                                                       December 31,
                                           ------------------------------------
(in thousands)                                2003         2002        2001
===============================================================================

Real estate investments, at cost:
   Balance, beginning of period            $ 195,275    $ 194,112   $ 193,988
      Acquisitions                           298,425           --          --
      Improvements                             1,125        1,163         546
      Dispositions                           (19,457)          --        (422)
-------------------------------------------------------------------------------

   Balance, end of period                  $ 475,368    $ 195,275   $ 194,112
===============================================================================

Accumulated depreciation:
   Balance, beginning of period            $  21,999    $  17,419   $  12,917
      Depreciation                             7,786        4,580       4,502
      Dispositions                            (3,949)          --          --
-------------------------------------------------------------------------------

   Balance, end of period                  $  25,836    $  21,999   $  17,419
===============================================================================