Form 10-K/A
period 2003-12-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2004-04-01
CIK 1031316

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                  For the transition period from          to

                           Commission File No. 0-32615

                        FRANKLIN STREET PROPERTIES CORP.
             (Exact name of registrant as specified in its charter)

                  Maryland                                      04-3578653
                  --------                                      ----------
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                        Identification No.)

401 Edgewater Place, Suite 200, Wakefield, Massachusetts          01880-6210
      ----------------------------------------                    ----------
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

      As of June 30, 2003, the aggregate fair market value of Common Stock held by non-affiliates of the registrant, as determined in good faith by the Board of Directors of the registrant, was $592,421,876.

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

                                EXPLANATORY NOTE

      The purpose of this amendment is to amend the cover page to correct the aggregate fair market value of Common Stock held by non-affiliates of the registrant as of June 30, 2003, as determined in good faith by the Board of Directors of the registrant, which was reported incorrectly due to a clerical error.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      3.    Exhibits:

            The Exhibits listed in the Exhibit Index are filed as part of this Amendment No. 1 to Annual Report on Form 10-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf as of April 1, 2004 by the undersigned, thereunto duly authorized.

                                    FRANKLIN STREET PROPERTIES CORP.


                                    By: /s/ Barbara J. Corinha
                                        -------------------------------------
                                        Barbara J. Corinha
                                        Vice President, Chief Operating Officer,
                                        Treasurer and Secretary

                                  EXHIBIT INDEX

Exhibit No.    Description

  31.1 Certification of FSP Corp.'s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of FSP Corp.'s Vice President, Chief Operating Officer (equivalent of Chief Financial Officer), Treasurer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.