Form 10-Q/A
period 2003-03-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2004-05-06
CIK 1031316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - Q/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Form 10-Q for the quarterly period ended March 31, 2003 is to amend Items 1 and 2 of Part 1, to correct transaction fee income for the reasons set forth under the caption "Restatement" in Note 1 to the Notes to the Consolidated Financial Statements contained in Item 1 of
Part 1. As described in Note 1, the Company also expects to file an Amendment No. 1 to its form 10-Q for the three months ended June 30, 2003 to make a corresponding correction.

                        Franklin Street Properties Corp.

                                    Form 10-Q

                                Quarterly Report
                                 March 31, 2003

                                Table of Contents


Part I.  Financial Information
                                                                            Page
         Item 1.  Financial Statements                                      ----

                  Consolidated Balance Sheets as of March 31, 2003 and
                  December 31, 2002.......................................     3

                  Consolidated Statements of Income for the three months
                  ended March 31, 2003 and 2002...........................     4

                  Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2003 and 2002....................     5

                  Notes to the Consolidated Financial Statements..........  6-13

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................... 14-20

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk.............................................    21

         Item 4.  Controls and Procedures.................................    21

Part II. Other Information

         Item 1.  Legal Proceedings.......................................    22

         Item 2.  Changes in Securities and Use of Proceeds...............    22

         Item 3.  Defaults upon Senior Securities.........................    22

         Item 4.  Submission of Matters to a Vote of Security Holders.....    22

         Item 5.  Other Information.......................................    22

         Item 6.  Exhibits and Reports on Form 8-K........................    22

Signatures        ........................................................    23

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                           March 31,  December 31,
(in thousands, except share and par value amounts)                            2003        2002
==================================================================================================

Assets:

Real estate investments, at cost:
   Land                                                                    $ 37,902     $ 39,560
   Buildings and improvements                                               151,069      154,785
   Fixtures and equipment                                                       769          930
------------------------------------------------------------------------------------------------
                                                                            189,740      195,275

   Less accumulated depreciation                                             21,932       21,999
------------------------------------------------------------------------------------------------

     Real estate assets, net                                                167,808      173,276

Assets held for syndication                                                  25,309           --
Cash and cash equivalents                                                    26,261       22,316
Restricted cash                                                                 442          483
Tenant rent receivables, less allowance for doubtful accounts of
   $202 and $202, respectively                                                  283          327
Straight-line rent receivable, less allowance for doubtful accounts
   of $360 and $360, respectively                                             2,607        3,057
Prepaid expenses                                                                710          743
Deposits on real estate assets                                                  551          841
Office computers and furniture, net of accumulated
   depreciation of $420 and $389, respectively                                  203          234
Deferred leasing commissions, net of accumulated amortization
   of $345 and $289, respectively                                               659          659
------------------------------------------------------------------------------------------------

     Total Assets                                                          $224,833     $201,936
================================================================================================

Liabilities and Stockholders' Equity:

Liabilities:
   Bank note payable                                                       $ 23,979     $     --
   Accounts payable and accrued expenses                                      2,758        3,001
   Accrued compensation                                                         836        1,287
   Tenant security deposits                                                     442          483
------------------------------------------------------------------------------------------------

     Total Liabilities                                                       28,015        4,771
------------------------------------------------------------------------------------------------

Commitments and Contingencies:

Stockholders' Equity:
   Preferred Stock, $.0001 par value, 20,000,000 shares
     authorized, none issued or outstanding                                      --           --
   Common Stock, $.0001 par value, 180,000,000 shares
     authorized, 24,630,247 shares issued and outstanding                         2            2
   Additional paid-in capital                                               192,743      192,743
   Retained earnings                                                          4,073        4,420
------------------------------------------------------------------------------------------------

     Total Stockholders' Equity                                             196,818      197,165
------------------------------------------------------------------------------------------------

     Total Liabilities and Stockholders' Equity                            $224,833     $201,936
================================================================================================

          See accompanying notes to consolidated financial statements

                        Franklin Street Properties Corp.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                    For the
                                                                 Three Months
                                                                     Ended
                                                                   March 31,
                                                              ------------------
(in thousands, except per share amounts)                        2003       2002
================================================================================

Revenues:
   Rental                                                     $ 5,815    $ 6,378
   Syndication fees                                             3,233      1,758
   Transaction fees                                             3,215      1,454
   Sponsored REIT income                                          384         32
   Interest and other                                             317         73
--------------------------------------------------------------------------------

     Total revenue                                             12,964      9,695
--------------------------------------------------------------------------------

Expenses:
   Selling, general and administrative                          1,398      1,525
   Commissions                                                  1,616        846
   Rental operating expenses                                    1,591      1,499
   Real estate taxes and insurance                                789        694
   Depreciation and amortization                                  914      1,102
   Sponsored REIT expenses                                        291         17
   Interest                                                       331         59
--------------------------------------------------------------------------------

     Total expenses                                             6,930      5,742
--------------------------------------------------------------------------------

Income before interest income and taxes on income               6,034      3,953

Interest income                                                    49         74
--------------------------------------------------------------------------------

Income before taxes on income                                   6,083      4,027

Taxes on income                                                   229         --
--------------------------------------------------------------------------------

Income from continuing operations                               5,854      4,027

Income from discontinued operations                                13         70
   Income before gain on sale of property
Gain on sale of real estate from discontinued operations        1,421         --
--------------------------------------------------------------------------------

Net income                                                    $ 7,288    $ 4,097
================================================================================

Weighted average number of shares outstanding, basic
     and diluted                                               24,630     24,623
================================================================================

Amounts per share, basic and diluted, attributable to
   Continuing operations                                      $  0.23    $  0.17
   Discontinued operations                                    $    --    $    --
   Gain on sale of properties, less applicable income tax     $  0.06    $    --
Net income per share, basic and diluted                       $  0.29    $  0.17
================================================================================

           See accompanying notes to consolidated financial statements

                        Franklin Street Properties Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             For the
                                                                          Three months
                                                                              Ended
                                                                            March 31,
                                                                      --------------------
(in thousands)                                                        2003          2002
==========================================================================================

Cash flows from operating activities:
   Net income                                                         $  7,288    $  4,097
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                        931       1,146
      Gain on sale of real estate assets                                (1,421)         --
   Changes in operating assets and liabilities:
       Restricted cash                                                      41          29
       Tenant rent receivables, net                                         44           6
       Straight-line rents, net                                            450         (54)
       Prepaid expenses and other assets, net                               33        (347)
       Accounts payable and accrued expenses                              (243)         31
       Accrued compensation                                               (451)     (1,297)
       Tenant security deposits                                            (41)        (29)
   Payment of deferred leasing commissions                                 (56)         --
------------------------------------------------------------------------------------------

         Net cash provided by (used for) operating activities            6,575       3,582
------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of real estate assets, office computers and furniture         (183)       (548)
   Deposits on real estate assets                                          290          --
   Addition of assets held for syndication                             (25,309)         --
   Proceeds received on sale of real estate assets                       6,228          --
------------------------------------------------------------------------------------------

         Net cash provided by (used for) investing activities          (18,974)       (548)
------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Distributions to stockholders                                        (7,635)     (7,622)
   Proceeds from bank note payable, net                                 23,979          --
------------------------------------------------------------------------------------------

         Net cash provided by (used for) financing activities           16,344      (7,622)
------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                     3,945      (4,588)

Cash and cash equivalents, beginning of period                          22,316      24,357
------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                              $ 26,261    $ 19,769
==========================================================================================

Supplemental disclosure of cash flow information:

   Cash paid for:
     Interest                                                         $    331    $     59
     Income taxes                                                     $    585    $     --

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

Restatement

In the first quarter of 2004, the Company determined that it had incorrectly applied an accounting principle regarding the recognition of transaction fee revenue related to loan fees charged to sponsored REITs in cases in which a syndication had not been completed as of the end of a fiscal period. This error only affected results in the three months ended March 31, 2003 and the three months ended June 30, 2003. The Company is therefore restating its previously reported, unaudited consolidated financial statements for the three months ended March 31, 2003. As a result of the restatement, transaction fee income is increased $1,330,000 for the three months ended March 31, 2003. Assets held for syndication, total assets and stockholders' equity also increased by $1,330,000 as of March 31, 2003. The following tables summarize the impact to amounts previously reported:

                                                 First Quarter ended March 31, 2003
                                                -------------------------------------
                                                As Reported  Adjustments   As Amended
                                                -----------  -----------   ----------
                                                (in thousands, except per share data)

Revenue                                           $11,634       $1,330       $12,964
                                                  =======       ======       =======

Income from continuing operations                   4,524        1,330         5,854
Income from discontinued operations                    13           --            13
Gain on sale of properties                          1,421           --         1,421
                                                  -------       ------       -------
Net income                                        $ 5,958       $1,330       $ 7,288
                                                  =======       ======       =======

Basic and diluted net income per share            $  0.24       $ 0.06       $  0.30
                                                  =======       ======       =======

Weighted average number of shares outstanding      24,630           --        24,630
                                                  =======       ======       =======

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements (continued)

Properties

The following table summarizes the Company's investment in real estate assets, excluding assets held for syndication:

                                                                 As of
                                                               March 31,
                                                           2003        2002
                                                        ---------   ---------
      Residential real estate
             Number of properties                               3           4
             Number of apartments                             558         642

      Commercial real estate
             Number of properties                              13          13
             Square feet                                1,433,300   1,433,300

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

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

Summarized financial information for the Sponsored REITs is as follows:

                                                     March, 31     December 31,
                                                        2003           2002
                                                     ---------      ---------
      (in thousands)

      Balance Sheet Data:
      ----------------------
      Real estate, net                               $ 404,695      $ 385,907
      Other assets                                      43,582         39,465
      Total liabilities                                 (6,692)        (6,554)
                                                     ---------      ---------
      Shareholders' equity                           $ 441,585      $ 418,818
                                                     =========      =========

                                                      For the three months ended
                                                             March 31,
                                                         2003             2002
                                                       --------         -------
      (in thousands)

      Operating Data:
      ----------------------
      Rental revenue                                   $ 15,667         $ 8,677
      Other revenue                                         108             220
      Operating and maintenance expenses                 (5,020)         (4,512)
      Depreciation and amortization                      (2,619)         (1,296)
      Interest expense and commitment fees                 (767)             (5)
                                                       --------         -------
      Net income                                       $  7,369         $ 3,084
                                                       ========         =======

The Company's proportionate share of the Sponsored REITs' income and expenses prior to the completion of the syndication of these Sponsored REITs is summarized in the following table:

                                                      For the three months ended
                                                              March 31,
      (in thousands)                                    2003            2002
                                                       ------          ------

      Sponsored REIT income                            $  384          $   32
      Sponsored REIT expense                             (291)            (17)
                                                       ------          ------
             Net income                                $   93          $   15
                                                       ======          ======

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

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7.    Business Segments (continued)

CAD by business segment is as follows (in thousands):

                                                 Rental    Investment
                                               Operations   Services     Total
                                               ----------   --------     -----
Three Months Ended March  31, 2003

Net Income                                      $ 6,986      $ 302      $ 7,288
Depreciation and amortization                       901         30          931
Straight line rent                                  432         --          432
Non-cash compensation expense                        --         --           --
Loss (gain) on sale of property                  (1,421)        --       (1,421)
Capital expenditures                               (183)        --         (183)
Payment of deferred leasing costs                   (53)        --          (53)
Proceeds from sale of property (net)              6,228         --        6,228
Proceeds from (payments to) funded reserves      (6,037)        --       (6,037)
                                                -------      -----      -------

Cash Available for Distribution                 $ 6,853      $ 332      $ 7,185
                                                =======      =====      =======

Three Months Ended March 31, 2002

Net Income                                      $ 4,475      $(378)     $ 4,097
Depreciation and amortization                     1,075         71        1,146
Straight line rent                                  (54)        --          (54)
Non-cash compensation expense                        --         --           --
Loss (gain) on sale of property                      --         --           --
Capital expenditures                               (546)        (2)        (548)
Payment of deferred leasing costs                  (211)        --         (211)
Proceeds from sale of property (net)                 --         --           --
Proceeds from (payments to) funded reserves         749         --          749
                                                -------      -----      -------

Cash Available for Distribution                 $ 5,488      $(309)     $ 5,179
                                                =======      =====      =======

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7.  Business Segments (continued)

The following table is a summary of other financial information by business segment (in thousands):

                                                Rental     Investment
                                              Operations    Services     Total
                                              ----------    --------     -----
Three Months Ended March 31, 2003:
     Revenue                                   $  9,240      $3,407    $ 12,647
     Interest Income                                296          21         317
     Interest Expense                               331          --         331
     Discontinued Operations                      1,434          --       1,434
     Capital Expenditures                           183          --         183
     Total assets at March 31, 2003             218,793       6,040     224,833

Three Months Ended March 31, 2002:
     Revenue                                   $  7,847      $1,775    $  9,622
     Interest Income                                 55          18          73
     Interest Expense                                59          --          59
     Discontinued Operations                         70          --          70
     Capital Expenditures                           546           2         548
     Total assets at March 31, 2002             196,365       2,932     199,297

8.    Cash Dividends

The Company declared and paid dividends as follows (in thousands, except per share amounts):

                                                Dividends           Total
          Quarter Paid                          Per Share          Dividends
      ---------------------                     ---------          ---------

      First quarter of 2003                      $   .31            $ 7,635

      First quarter of 2002                      $   .31            $ 7,622

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

The income tax expense reflected in the consolidated statement of income relates only to the taxable REIT subsidiary. The expense differs from the amounts computed by applying the Federal statutory rate of 35% to income before income taxes as follows:

                                                              For the
                                                         Three Months Ended
                                                        -------------------
      (in thousands)                                     2003          2002
                                                        -----         -----

      Federal income tax expense at statutory rate      $ 195         $  --
      Increase (decrease) in taxes resulting from:
          State income taxes, net of federal impact        34            --
                                                        -----         -----
                                                        $ 229         $  --
                                                        =====         =====

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

The following table summarizes property wholly owned by the Company as of the dates indicated:

                                                             March 31,
                                                   ------------------------
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

                                                     Variance in dollars for the
                                                         three months ended
(in thousands)                                        March 31, 2003 and 2002
                                                      -----------------------

Revenue:
   Rental Operations
   Rental Income                                             $  (563)
   Transaction Income                                          1,604
   Sponsored REIT income                                         352
   Interest Income                                               317
                                                             -------
      Total rental operations revenue                          1,710

Investment services
   Syndication Income                                          1,475
   Transaction Income                                            157
   Interest Income                                               (73)
                                                             -------
      Total investment services revenue                        1,559

Total Revenue                                                  3,269

Expenses:
   Rental operations
   Selling, general and administrative                          (193)
   Rental operating expenses                                      92
   Depreciation and amortization                                (147)
   Real estate taxes and insurance                                95
   Sponsored REIT expense                                        274
      Interest Expense                                           272
                                                             -------
Total rental operations expenses                                 393

Investment Services Expenses
   Selling, general and administrative                            66
   Commission expense                                            770
   Partnership units issued as comp                               --
   Depreciation and amortization                                 (41)
                                                             -------
      Total investment services expenses                         795

Total Expenses                                                 1,188

Income Before Interest                                         2,081

Interest income                                                  (25)
                                                             -------
Income before taxes on income                                  2,056

Taxes on income                                                  229
                                                             -------
Income before discontinued operations                          1,827

Income from discontinued operations                              (57)
Gain on sale of real estate from discontinued ops              1,421
                                                             -------

Net Income                                                   $ 3,191
                                                             =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002.

Net Income

The Company's net income for the three months ended March 31, 2003 was $7.3 million, compared to $4.1 million during the comparable period in 2002, an increase of approximately $3.2 million, of which an increase of $1.8 million relates to continuing operations and $1.3 million to discontinued operations, including the gain on the sale of Weslayan Oaks. The net income from continuing operations of $1.8 million is comprised of an increase of $1.3 million from rental operations, plus an increase of $0.7 million, offset by taxes of $0.2 million, on income related to investment services.

Revenue

Total revenues during the three months ended March 31, 2003 increased $3.3 million to $13.0 million compared to $9.7 million for the three months ended March 31, 2002. This is primarily attributable to the syndication of two Sponsored REITs (with aggregate proceeds of $52 million) in 2003 as compared to one Sponsored REIT (with aggregate proceeds of $25 million) in the comparable period in 2002. The increase of $3.3 million is comprised of an increase of $1.7 million in rental operations revenue and an increase of $1.6 million in investment services revenue.

For the three months ended March 31, 2003 revenues from rental operations increased by approximately $1.7 million. This increase is primarily attributable to increased Sponsored REIT income of $0.4 million. Increases in transaction income of $1.6 million and interest income of $0.3 million are attributable to the increase in syndication proceeds discussed above. These increases are offset by a decrease in rental income of $0.6 million that is primarily attributable to straight-line rents of approximately $0.4 million plus the vacancy at Bollman Place of approximately $0.2 million.

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

Liquidity and Capital Resources

Cash and cash equivalents were $26.3 million and $22.3 million at March 31, 2003 and December 31, 2002, respectively. This increase of $3.9 million is attributable to $6.6 million provided by operating activities plus $16.3 million provided by financing activities offset by $19.0 million used by investing activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Activities

The Company's cash provided by operating activities of $6.6 million is primarily attributable to net income of approximately $7.3 million less a net adjustment of $0.5 million for non-cash activity (relating to depreciation of $0.9 million offset by a gain on the sale of real estate assets of $1.4 million) less a $0.3 million net change in operating assets and liabilities.

Investing Activities

The Company's cash used for investing activities of $19.0 million is primarily attributable to the $25.3 million increase in assets held for syndication offset by $6.2 million proceeds received from the sale of Weslayan Oaks.

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

Assets Held for Syndication

If all of the remaining shares of preferred stock of the Sponsored REIT are sold, the Company anticipates recording approximately $2.0 million and $2.0 million of syndication fee and transaction fee revenue, respectively. The Company expects to record approximately $1.1 million in expenses.

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

Item 4. Submission of Matters to a Vote of Security Holders:

Item 5. Other Information:

      Not applicable.

Item 6. Exhibits:

      31.1 Certification of the President and Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of the Vice President, Chief Operating Officer (equivalent of Chief Financial Officer), Treasurer and Secretary of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of the President and Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of the Vice President, Chief Operating Officer (equivalent of Chief Financial Officer), Treasurer and Secretary of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                      Franklin Street Properties Corp.


    Date                 Signature                              Title


May 3, 2004      By:  /s/  George J. Carter         President, Chief Executive Officer and
                      ------------------------      Director (Principal Executive Officer)
                           George J. Carter


May 3, 2004      By:  /s/  Lloyd S. Dow             Vice President and Controller
                      ------------------------      (Principal Accounting Officer)
                           Lloyd S. Dow

                                  Exhibit Index

                                                                            Page

Exhibit 31.1..................................................................25
Exhibit 31.2..................................................................26
Exhibit 32.1..................................................................27
Exhibit 32.2..................................................................28