Form 10-Q
period 2004-03-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2004-05-06
CIK 1031316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2004

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

         YES  |X|                                               NO  |_|

The number of shares of common stock outstanding as of April 28, 2004 was 49,630,338.

                        Franklin Street Properties Corp.

                                    Form 10-Q

                                Quarterly Report
                                 March 31, 2004

                                Table of Contents


Part I.  Financial Information
                                                                            Page
         Item 1.  Financial Statements                                      ----

                  Consolidated Balance Sheets as of March 31, 2004 and
                  December 31, 2003.......................................     3

                  Consolidated Statements of Income for the three months
                  ended March 31, 2004 and 2003...........................     4

                  Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2004 and 2003....................     5

                  Notes to Consolidated Financial Statements..............  6-14

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................... 15-27

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk.............................................    27

         Item 4.  Controls and Procedures.................................    27

Part II. Other Information

         Item 1.  Legal Proceedings.......................................    28

         Item 2.  Changes in Securities, Use of Proceeds and Issuer
                  Purchases of Equity Securities..........................    28

         Item 3.  Defaults upon Senior Securities.........................    28

         Item 4.  Submission of Matters to a Vote of Security Holders.....    28

         Item 5.  Other Information.......................................    28

         Item 6.  Exhibits and Reports on Form 8-K........................    29

Signatures        ........................................................    30

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                           March 31,  December 31,
(in thousands, except share and par value amounts)                           2004        2003
==================================================================================================

Assets:

Real estate assets:
   Land                                                                    $ 71,236     $ 71,236
   Buildings and improvements                                               403,343      403,243
   Fixtures and equipment                                                       889          889
------------------------------------------------------------------------------------------------
                                                                            475,468      475,368
   Less accumulated depreciation                                             28,555       25,836
------------------------------------------------------------------------------------------------
     Real estate assets, net                                                446,913      449,532

Acquired real estate leases, less accumulated amortization of $1,999 and
   $1,539, respectively                                                       7,504        7,964
Assets held for syndication                                                      --        4,117
Cash and cash equivalents                                                    53,950       58,793
Restricted cash                                                                 968          982
Tenant rent receivables, less allowance for doubtful accounts of
  $155 and $155, respectively                                                 1,110          881
Straight-line rent receivable, less allowance for doubtful accounts
   of $360 and $360, respectively                                             4,427        4,087
Prepaid expenses                                                                970          806
Investment in non-consolidated REITs                                          4,292           --
Office computers and furniture, net of accumulated
   depreciation of $484 and $473, respectively                                  404          398
Deferred leasing commissions, net of accumulated amortization
   of $655 and $586, respectively                                             1,051          969
------------------------------------------------------------------------------------------------
     Total Assets                                                          $521,589     $528,529
================================================================================================

Liabilities and Stockholders' Equity:

Liabilities:
   Bank note payable                                                       $     --     $  4,117
   Accounts payable and accrued expenses                                      5,502        5,030
   Accrued compensation                                                         411        1,545
   Tenant security deposits                                                     968          982
------------------------------------------------------------------------------------------------

     Total Liabilities                                                        6,881       11,674
------------------------------------------------------------------------------------------------

Commitments and Contingencies:

Stockholders' Equity:
   Preferred Stock, $.0001 par value, 20,000,000 shares
     authorized, none issued or outstanding                                      --           --
   Common Stock, $.0001 par value, 180,000,000 shares
     authorized, 49,630,338 shares issued and outstanding                         5            5
   Additional paid-in capital                                               512,813      512,797
   Retained earnings                                                          1,484        3,647
   Accumulated undistributed net realized gain on sale of properties            406          406
------------------------------------------------------------------------------------------------

     Total Stockholders' Equity                                             514,708      516,855
------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                            $521,589     $528,529
================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                        Franklin Street Properties Corp.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                    For the
                                                                 Three Months
                                                                     Ended
                                                                    March 31,
                                                               -----------------
(in thousands, except per share amounts)                         2004      2003
================================================================================

Revenue:
   Rental                                                      $18,045   $ 5,399
   Syndication fees                                              3,041     3,233
   Transaction fees                                              3,549     3,215
   Sponsored REIT income                                         1,669       384
   Other                                                           350       317
--------------------------------------------------------------------------------

     Total revenue                                              26,654    12,548
--------------------------------------------------------------------------------

Expenses:
   Real estate operating expenses                                3,299     1,433
   Real estate taxes and insurance                               2,320       697
   Depreciation and amortization                                 3,200       830
   Sponsored REIT expenses                                       1,043       291
   Selling, general and administrative                           1,526     1,398
   Commissions                                                   1,520     1,616
   Shares issued as compensation                                   162        --
   Interest                                                        264       331
--------------------------------------------------------------------------------

     Total expenses                                             13,334     6,596
--------------------------------------------------------------------------------

Income before interest income and taxes on income               13,320     5,952

Interest income                                                    227        49
--------------------------------------------------------------------------------

Income before taxes on income                                   13,547     6,001

Taxes on income                                                    328       229
--------------------------------------------------------------------------------

Income from continuing operations                               13,219     5,772

Income from discontinued operations                                 --        95
Gain on sale of properties, less applicable income tax              --     1,421
--------------------------------------------------------------------------------

Net income                                                     $13,219   $ 7,288
================================================================================

Weighted average number of shares outstanding, basic
     and diluted                                                49,624    24,630
================================================================================

Amounts per share, basic and diluted, attributable to
   Continuing operations                                       $  0.27   $  0.23
   Discontinued operations                                          --        --
   Gain on sale of properties, less applicable income tax           --      0.06
--------------------------------------------------------------------------------
Net income per share, basic and diluted                        $  0.27   $  0.29
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                        Franklin Street Properties Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              For the
                                                                           Three Months
                                                                               Ended
                                                                              March 31,
                                                                       --------------------
(in thousands, except per share amounts)                                  2004        2003
===========================================================================================

Cash flows from operating activities:
   Net income                                                          $ 13,219    $  7,288
   Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
      Depreciation and amortization                                       3,259         931
      Gain on sale of real estate assets                                     --      (1,421)
      Shares issued as compensation                                         162          --
      Income from non-consolidated REITs                                    (44)         --
   Changes in operating assets and liabilities:
       Restricted cash                                                       14          41
       Tenant rent receivable, net                                         (229)         44
       Straight-line rent receivables, net                                 (340)        450
       Prepaid expenses                                                    (164)         33
       Accounts payable and accrued expenses                                472        (243)
       Accrued compensation                                              (1,134)       (451)
       Tenant security deposits                                             (14)        (41)
   Payment of deferred leasing commissions                                 (151)        (56)
-------------------------------------------------------------------------------------------

         Net cash provided by (used for) operating activities            15,050       6,575
-------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of real estate assets, office computers and furniture          (117)       (183)
   Investment in non-consolidated REITs                                  (4,248)         --
   Changes in deposits on real estate assets                                 --         290
   Purchase of (sale of) assets held for syndication                      4,117     (25,309)
   Proceeds received on sale of real estate assets                           --       6,228
-------------------------------------------------------------------------------------------

         Net cash provided by (used for) investing activities              (248)    (18,974)
-------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Distributions to stockholders                                        (15,382)     (7,635)
   Proceeds from (payments to) bank note payable, net                    (4,117)     23,979
   Purchase of treasury stock                                              (146)         --
-------------------------------------------------------------------------------------------

         Net cash provided by (used for) financing activities           (19,645)     16,344
-------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                     (4,843)      3,945

Cash and cash equivalents, beginning of period                           58,793      22,316
-------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                               $ 53,950    $ 26,261
===========================================================================================

Supplemental disclosure of cash flow information:

   Cash paid for:
     Interest                                                          $    264    $    331
     Taxes on income                                                   $    100    $    585

The accompanying notes are an integral part of these consolidated financial statements.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements

Organization

Franklin Street Properties Corp. (together with its subsidiaries, "FSP Corp." or the "Company", known as Franklin Street Partners Limited Partnership, or the "Partnership", prior to January 1, 2002) was formed as a Massachusetts limited partnership on February 4, 1997. Prior to July 1, 2001 the Partnership owned a 99% interest in FSP Investments LLC ("FSP Investments"), a 99% interest in FSP Property Management LLC ("FSP Property Management") and 100% of FSP Holdings LLC ("FSP Holdings"). Effective July 1, 2001, FSP Holdings purchased the remaining 1% interest of FSP Investments and FSP Property Management for approximately $32,000. As of March 31, 2004, the Company also has a non-controlling interest in nine corporations organized to operate as real estate investment trusts ("REITs").

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

On May 30, 2003, the shareholders of the Company approved the Company's acquisition by merger of 13 REITs (the "Target REITs"). The mergers were effective June 1, 2003 and, as a result, the Company issued approximately 25,000,091 shares in a tax-free exchange for all the outstanding preferred shares of the Target REITs. The mergers were accounted for as a purchase and the acquired assets and liabilities were recorded at their fair value.

The Company operates in two business segments: real estate operations and investment banking/investment services. As part of the Company's real estate operations segment, FSP Property Management provides asset management and property management services for the Sponsored REITs. As part of the Company's investment banking/investment services segment, FSP Investments provides real estate investment and broker/dealer services. FSP Investments' services include:
(i) the organization of REIT entities (the "Sponsored REITs"), which are syndicated through private placements; (ii) the acquisition of real estate on behalf of the Sponsored REITs; and (iii) the sale of preferred stock in Sponsored REITs.

Properties

The following table summarizes the Company's investment in real estate assets, excluding assets held for syndication:

                                                              As of
                                                            March 31,
                                                       2004          2003
                                                    ---------     ---------
      Residential real estate
             Number of properties                           4             3
             Number of apartments                         837           558

      Commercial real estate
             Number of properties                          24            13
             Square feet                            3,049,357     1,433,300

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements (continued)

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2003.

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

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

2.    Investment Banking/Investment services Activity

During the three months ended March 31, 2004, the Company completed the syndication of a Sponsored REIT, FSP Blue Lagoon Drive Corp., which had been started in the fourth quarter of 2003. The Company also completed the syndication of another Sponsored REIT, FSP Eldridge Green Corp., which had acquired an office building in Houston, Texas. The Company sold on a best efforts basis, through private placements, approximately $49,175,000 in preferred stock in these Sponsored REITs in the three months ending March 31, 2004.

The Company has in the past acquired by merger entities similar to the Sponsored REITs. The Company's business model includes the potential acquisition by merger in the future of Sponsored REITs. However, the Company has no legal or any other enforceable obligation to acquire or to offer to acquire any Sponsored REIT. In addition, any offer (and the related terms and conditions) that might be made in the future to acquire any Sponsored REIT would require the approval of the boards of directors of the Company and the Sponsored REIT, the approval of the shareholders of the Sponsored REIT, and any such acquisition may also require the approval of the shareholders of the Company.

3.    Related Party Transactions and Investments in Non-consolidated Entities

The Company typically purchases and retains a non-controlling common stock ownership interest in Sponsored REITs that it has organized. These ownership interests have virtually no economic benefit or risk. In January 2004 the Company also purchased 49.25 preferred shares or 8.22% of FSP Blue Lagoon Drive Corp. for $4,248,000 ($4,925,000 less non-recorded commissions of $394,000 and loan fees of $283,000). At March 31, 2004, December 31, 2003 and March 31, 2003, the Company had ownership interests in nine, eight and eighteen Sponsored REITs, respectively.

Summarized financial information for the Sponsored REITs is as follows:

                                                     March, 31      December 31,
                                                        2004            2003
                                                      --------        --------
      (in thousands)

      Balance Sheet Data:
      -------------------
      Real estate, net                                $293,722        $257,700
      Other assets                                      57,207          53,646
      Total liabilities                                 (4,833)        (18,129)
                                                      --------        --------
      Shareholders' equity                            $346,096        $293,217
                                                      ========        ========

                                                    For the three months ended
                                                             March 31,
                                                       2004              2003
                                                     -------           -------
      (in thousands)

      Operating Data:
      -------------------
      Rental revenue                                 $13,006           $15,667
      Other revenue                                      120               108
      Operating and maintenance expenses              (3,853)           (5,020)
      Depreciation and amortization                   (3,050)           (2,619)
      Interest expense and commitment fees            (3,332)             (767)
                                                     -------           -------
      Net income                                     $ 2,891           $ 7,369
                                                     =======           =======

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3. Related Party Transactions and Investments in Non-consolidated Entities (continued)

The Company's proportionate share of the Sponsored REITs' income and expenses prior to the completion of the syndication of these Sponsored REITs is summarized in the following table:

                                             For the three months ended
                                                     March 31,
      (in thousands)                            2004             2003
                                              -------          ------

      Sponsored REIT income                   $ 1,669          $  384
      Sponsored REIT expense                   (1,043)           (291)
                                              -------          ------
             Net income                       $   626          $   93
                                              =======          ======


Sponsored REIT income also includes $44,000 for the three months ended March 31, 2004, which was the Company's share of income resulting from its interest in preferred stock of FSP Blue Lagoon Drive Corp.

The Company provides syndication and real estate acquisition advisory services for the Sponsored REITs at the times of their respective syndications. For the three months ended March 31, 2004 and 2003, respectively, syndication fees were approximately $3.0 million and $3.2 million, and transaction fees were approximately $3.5 million and $3.2 million.

Asset management fee income charged by the Company to the Sponsored REITs amounted to approximately $115,000 and $149,000 for the three months ended March 31, 2004 and 2003, respectively, and is included in "Other" in the consolidated statements of income. Management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.

4.    Bank Note Payable

The Company has a revolving line of credit agreement (the "Loan Agreement") with a group of banks providing for borrowings at the Company's election of up to $125,000,000. Borrowings under the Loan Agreement bear interest at either the bank's base rate or a variable LIBOR rate, as defined. The balance outstanding was $0 and $4,117,000 as of March 31, 2004 and December 31, 2003, respectively.

The Loan Agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the maintenance of at least $1,500,000 in operating cash accounts, a minimum tangible net worth and compliance with various debt and operating income ratios, as defined in the Loan Agreement. The Company was in compliance with the Loan Agreement's financial covenants as of March 31, 2004. The Loan Agreement matures on August 18, 2005.

5.    Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at March 31, 2004 and 2003.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6.    Business Segments

The Company operates in two business segments: real estate operations (including real estate leasing, interim acquisition financing and asset/property management) and investment banking/investment services (including real estate acquisition and broker/dealer services). The Company has identified these segments because this discrete information is the basis upon which management makes decisions regarding resource allocation and performance assessment. The accounting policies of the reportable segments are the same as those described in the "Significant Accounting Policies" set forth in Note 2 to the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The Company's segments are located in the United States of America.

The Company evaluates the performance of its reportable segments based on Cash Available for Distribution ("CAD") as management believes that CAD represents the most accurate measure of the reportable segment's activity and is the basis for distributions paid to equity holders. The Company defines CAD as: net income as computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"); plus certain non-cash items included in the computation of net income (depreciation and amortization, gain or loss on the sale of real estate, unrealized income from non-consolidated REITs, certain non-cash compensation expenses and straight-line rent adjustments); plus the net proceeds from the sale of land; less purchases of property and equipment ("Capital Expenditures") and payments for deferred leasing commissions, plus proceeds from (payments to) cash reserves established at the acquisition date of the property. Depreciation and amortization, gain or loss on the sale of real estate, unrealized income from non-consolidated REITs, non-cash compensation and straight-line rents are an adjustment to CAD, as these are non-cash items included in net income. Capital expenditures, payments of deferred leasing commissions and the proceeds from (payments to) the funded reserve are an adjustment to CAD, as they represent cash items not reflected in net income.

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

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6.    Business Segments (continued)

The calculation of CAD by business segment is shown in the following table:

                                                            Investment
                                                             Banking/
                                               Real Estate  Investment
(in thousands)                                  Operations   Services    Total
                                               -----------  ---------  --------
Three Months Ended March 31, 2004

Net Income                                      $ 12,739     $ 480     $ 13,219
Depreciation and amortization                      3,235        24        3,259
Straight line rent                                  (340)       --         (340)
Non-cash compensation expense                         --       162          162
Capital expenditures                                (100)      (17)        (117)
Payment of deferred leasing costs                   (151)       --         (151)
Unrealized income from non-consolidated REITs        (44)       --          (44)
Proceeds from funded reserves                        251        --          251
                                                --------     -----     --------

Cash Available for Distribution                 $ 15,590     $ 649     $ 16,239
                                                ========     =====     ========

Three Months Ended March 31, 2003

Net Income                                      $  6,986     $ 302     $  7,288
Depreciation and amortization                        901        30          931
Straight line rent                                   432        --          432
Non-cash compensation expense                         --        --           --
Loss (gain) on sale of property                   (1,421)       --       (1,421)
Capital expenditures                                (183)       --         (183)
Payment of deferred leasing costs                    (53)       --          (53)
Proceeds from funded reserves                        191        --          191
                                                --------     -----     --------

Cash Available for Distribution                 $  6,853     $ 332     $  7,185
                                                ========     =====     ========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6.    Business Segments (continued)

The following table is a summary of other financial information by business segment:

                                                            Investment
                                                             Banking/
                                               Real Estate  Investment
(in thousands)                                  Operations   Services    Total
                                               -----------  ---------  --------

Three Months Ended March 31, 2004:
     Revenue                                    $ 22,892      $3,762   $ 26,654
     Interest Income                                 211          16        227
     Interest Expense                                264          --        264
     Capital Expenditures                            100          17        117
     Total assets at March 31, 2004              518,255       3,334    521,589

Three Months Ended March 31, 2003:
     Revenue                                    $  9,141      $3,407   $ 12,548
     Interest Income                                  28          21         49
     Interest Expense                                331          --        331
     Income from discontinued operations, net         95          --         95
     Gain on Sale of Properties                    1,421          --      1,421
     Capital Expenditures                            183          --        183
     Total assets at March 31, 2003              217,463       6,040    223,503

7.    Cash Dividends

The Company declared and paid dividends as follows (in thousands, except per share amounts):

                                                Dividends       Total
            Quarter Paid                        Per Share     Dividends
      -------------------------------           ---------     ---------

      First quarter of 2004                      $ .31         $15,382

      First quarter of 2003                      $ .31         $ 7,635

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

The income tax expense reflected in the consolidated statements of income relates only to the TRS. The expense differs from the amounts computed by applying the Federal statutory rate of 35% to income before income taxes as follows:

                                                                    For the
                                                              Three Months Ended
                                                              ------------------
      (in thousands)                                            2004      2003
                                                              ------------------

      Federal income tax expense at statutory rate             $  283    $  195
      Increase (decrease) in taxes resulting from:
          State income taxes, net of federal impact                45        34
                                                               ----------------
                                                               $  328    $  229
                                                               ================

No deferred income taxes were provided as there were no temporary differences between the financial reporting basis and the tax basis of the taxable REIT subsidiary.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

9.    Merger Transactions

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

Pro forma operating results for the Company and the 13 Sponsored REITs the Company acquired during 2003 are shown in the following table. The results assume that the mergers occurred and the shares of the Company's stock were issued on January 1, 2003 and are not necessarily indicative of what the Company's actual results of operations would have been for the period indicated, nor do they purport to represent the results of operations of any future period.

                                                          For Three Months Ended
                                                                 March 31,
(in thousands except per share amount)                             2003
                                                                 --------

Revenue                                                          $ 24,064
Expenses                                                          (12,346)
Interest income                                                       121
Taxes on income                                                      (229)
                                                                 --------
Net income from continuing operations                              11,610
Income from discontinued operations                                    95
Gain on sale of property                                            1,421
                                                                 ========
Net income                                                       $ 13,126
                                                                 ========

Weighted average shares outstanding                                49,630
                                                                 ========
Net income per share                                             $   0.26
                                                                 ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2003. Historical results and percentage relationships set forth in the Consolidated Statements of Income contained in the financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. This discussion may also contain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For purposes of these Acts, any statement that is not a statement of historical fact may be deemed a forward-looking statement. The forward-looking statements found in this Quarterly Report on Form 10-Q are based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, changes in economic conditions in the markets in which we own properties, expectations with respect to individual properties owned by us, changes in the demand by investors for investment in Sponsored REITs, risks of a lessening of demand for the types of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. See the factors set forth below under the caption, "Certain Factors That May Affect Future Results". Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date this quarterly report is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property and Sponsored REITs. These policies affect our:

      o allocation of purchase prices between various asset categories and the related impact on our recognition of rental income and depreciation and amortization expense;

      o assessment of the carrying values and impairments of long lived assets;

      o     classification of leases; and

      o revenue recognition in the syndication of Sponsored REITs and the investment in non-consolidated REITs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

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

Purchase price allocated to land and building and improvements is based on management's determination of the relative fair values of these assets assuming the property was vacant. Management determines the fair value of a property using methods similar to those used by independent appraisers. Purchase price allocated to above market leases is based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. Purchase price allocated to in-place leases and tenant relationships is determined as the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant. This aggregate value is allocated between in-place lease values and tenant relationships and is based on management's evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from in-place lease value because such value and its consequence to amortization expense is immaterial for acquisitions reflected in our financial statements. Factors considered by us in performing these analyses include (i) an estimate of carrying costs during the expected lease-up periods, including real estate taxes, insurance and other operating income and expenses and (ii) costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs. If future acquisitions result in our allocating material amounts to the value of tenant relationships, those amounts would be separately allocated and amortized over the estimated life of the relationships.

      Depreciation Expense

We compute depreciation expense using the straight-line method over estimated useful lives of up to 40 years for buildings and improvements, and up to 15 years for personal property. The allocated cost of land is not depreciated. The capitalized above-market lease values (included in acquired real estate leases in our consolidated balance sheets) are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases. We do not have any capitalized below market leases. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized over the remaining non-cancelable periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. Inappropriate allocation of acquisition costs, or incorrect estimates of useful lives, could result in depreciation and amortization expenses which do not appropriately reflect the allocation of our capital expenditures over future periods, as is required by generally accepted accounting principles.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

      Lease Classification

Some of our real estate properties are leased on a triple net basis, pursuant to non-cancelable, fixed term, operating leases. Each time we enter a new lease or materially modify an existing lease, we evaluate whether it is appropriately classified as a capital lease or as an operating lease. The classification of a lease as capital or operating affects the carrying value of a property, as well as our recognition of rental payments as revenue. These evaluations require us to make estimates of, among other things, the remaining useful life and market value of a property, discount rates and future cash flows. Incorrect assumptions or estimates may result in misclassification of our leases.

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

      Ownership of Stock in a Sponsored REIT

We typically purchase and retain a common stock ownership in a Sponsored REIT following syndication, and earn an ongoing asset and/or property management fee. Accordingly, transaction fee revenue and our share of the operations of these Sponsored REITs are not classified as discontinued operations due to our continuing involvement.

Our investment in non-consolidated REITs represents our investment in the common and preferred stock in Sponsored REITs. We account for these investments using the equity method of accounting as we exercise significant influence over, but do not control, these entities. Under the equity method of accounting we record our percentage share of net earnings from these investments and our investment balance of these entities is subsequently adjusted. Equity in the losses of these entities is not recognized to the extent that the investment balance would become negative. Dividends are recognized as income after the investment balance is reduced to zero.

Under the equity method, accounting policy judgments made by the Sponsored REITs could have a material affect on our net income. Also, if we determine that there is an other than temporary decline in the fair value of any of these investments, its investment balance would be written down to fair value and the amount of the write down would be included in our earnings. In evaluating the fair value of these investments, we have considered, among other things, the financial condition and near term prospects of the investment, earnings trends, asset quality, asset valuation models, and the financial condition and prospects for its industry.

      Summary

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Trends and Uncertainties

Real Estate Operations

The portfolio remained 90% leased at March 31, 2004. No major leases expired during the first quarter of 2004, and no new large leases were signed. During the quarter, we continued to see an increase in leasing activity and downward pressure on rental rates in most of our office markets. We cannot predict if these trends will continue, or if the increase in leasing activity will lead to an increase in our portfolio's occupancy or its rents.

Our three Houston-area apartment properties continue to face weakened demand for apartment units in the face of historic high levels of new construction. The imbalance between demand and supply is expected to continue throughout 2004, although an increase in mortgage interest rates could help to increase the supply of renters versus homebuyers.

A partial lease termination was signed in February for the release of approximately 31,000 square feet, which was not scheduled to expire in 2004, in exchange for a cash payment by the tenant of $1,223,000.

In August 2003 we increased our line of credit which allows us to increase the number and size of assets held for syndication. In the first quarter of 2004 we were able to utilize this increased line and we acquired a property, Eldridge Green, prior to the completion of the syndication of Blue Lagoon Drive.

The following table summarizes property wholly owned by us as of the dates indicated:

                                                            March 31,
                                                    -----------------------
                                                       2004          2003

      Residential:
        Number of properties                                4             3
        Number of apartment units                         837           558

      Commercial:
        Number of properties                               24            13
        Square footage                              3,049,357     1,433,000

Investment Banking/Investment Services

Unlike our real estate operations business, which provides a rental revenue stream which is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature. Both the number of Sponsored REIT syndications completed and the amount of equity raised in 2003 were below our expectations. Syndication business in the first quarter of 2004 was also slightly below already reduced expectations. Future business in this area is unpredictable.

Our property acquisition executives continue to be concerned about high valuation levels for prime commercial investment real estate in 2004. It appears that a combination of factors, including relatively low interest rates, a recovering general economy and increased capital allocation to real estate assets are increasing prices on many properties we would have an interest in acquiring. This general price increase is causing capitalization rates to fall and prices per square foot to rise. Specifically, our acquisition executives fear that we will not be able to purchase enough property during 2004 at a price acceptable under our investment criteria to grow our overall investment banking/investment services business. In the first quarter of 2004 investment demand by our client base exceeded our ability to acquire acceptable properties. If this situation continues into future quarters, lower revenues from this business could reduce the cash available for distribution to stockholders as dividends. However, the same capital market forces that are causing higher real estate prices and difficulties in achieving property acquisition goals are also presenting some appealing opportunities for the dispositions of certain of our assets. Although our general intention is to hold our properties for long-term appreciation, if opportunities present themselves that are sufficiently attractive, we may take advantage of the current market environment in 2004 and sell certain selected real estate assets. The sale of these assets could generate cash gains available for distribution to shareholders as dividends.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following table shows the variance in dollars for our operations for the three months ended March 31, 2004 and 2003.

                                                             Variance in dollars
(in thousands)                                                     for the
                                                             three months ended
                                                                  March 31,
                                                                2004 and 2003
                                                             -------------------
Revenue:
Rental Operations
   Rental Income                                                  $ 12,646
   Transaction Income                                                 (213)
   Sponsored REIT income                                             1,285
   Other Income                                                         33
                                                                  --------
      Total rental operations revenue                               13,751

Investment banking/investment services
   Syndication Income                                                 (192)
   Transaction Income                                                  547
                                                                  --------
   Total investment banking/investment services revenue                355

Total Revenue                                                       14,106

Expenses:
Rental operations
   Selling, general and administrative                                 115
   Rental operating expenses                                         1,866
   Depreciation and amortization                                     2,376
   Real estate taxes and insurance                                   1,623
   Sponsored REIT expense                                              752
   Interest Expense                                                    (67)
                                                                  --------
      Total rental operations expenses                               6,665

Investment banking/investment Services Expenses
   Selling, general and administrative                                  13
   Commission expense                                                  (96)
   Shares issued as compensation                                       162
   Depreciation and amortization                                        (6)
                                                                  --------
      Total investment banking/investment services expenses             73

Total Expenses                                                       6,738

Income before interest income and taxes on income                    7,368

Interest income                                                        178
                                                                  --------
Income before taxes on income                                        7,546

Taxes on income                                                        (99)
                                                                  --------
Income before discontinued operations                                7,447

Income from discontinued operations                                    (95)
Gain on sale of real estate from discontinued ops                   (1,421)
                                                                  --------

Net Income                                                        $  5,931
                                                                  ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003.

On June 1, 2003, we completed the acquisition by merger of 13 Sponsored REITs, which more than doubled the size of our real estate operations. Increases in rental revenues and expenses in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 are primarily a result of this merger. We also sold two properties in 2003. The results of operations for these two properties are shown as discontinued operations. The result of operations for the three months ended March 31, 2003 has been adjusted to reflect the sale of the two properties in 2003.

Our investment banking/investment services segment completed the syndication of two Sponsored REITs with total gross proceeds of $49.2 million in the three months ended March 31, 2004; a decrease of $3.7 million compared to two Sponsored REITs syndicated in the three months ended March 31, 2003 with gross proceeds of $52.9 million. Revenues and expenses for investment banking and/or investment services are directly related to the gross proceeds of these syndications.

Net Income

Our net income for the three months ended March 31, 2004 was $13.2 million, compared to $7.3 million for the comparable period in 2003, an increase of approximately $5.9 million.

Revenue

Total revenues increased $14.1 million, or 112%, to $26.6 million for the three months ended March 31, 2004, as compared to $12.5 million for the comparable period in 2003.

Revenue from real estate operations was $22.9 million for the three months ended March 31, 2004; an increase of $13.7 million, or 150%, compared to the three months ended March 31, 2003. The increase is attributable to:

      o An increase in rental revenue of $12.5 million, relating to the thirteen REITs acquired in 2003. This includes a lease termination fee of approximately $1.2 million paid by a tenant.

      o An increase in Sponsored REIT income of $1.3 million. This increase relates to our increased line of credit which allows us to acquire more than one property held for syndication at a time. During the three months ended March 31, 2004 we completed the syndication of two properties, FSP Blue Lagoon Drive Corp. and FSP Eldridge Green Corp.

      o These increases were offset by a decrease in transaction (loan commitment) fees of $0.2 million attributable to the reduction in gross proceeds from syndications as described above.

Investment banking/investment services revenue was $3.7 million for the three months ended March 31, 2004; an increase of $0.4 million, or 10%, compared to the three months ended March 31, 2003. This increase is primarily attributable to transaction fee income relating to property organization and acquisition fees being recognized when the syndication process is complete. We completed the syndication of two properties in the three months ended March 31, 2004 compared to the syndication of one property for the comparable period in 2003.

Expenses

Total expenses during the three months ended March 31, 2004 increased $6.7 million to $13.3 million compared to $6.6 million for the three months ended March 31, 2003.

Expenses from real estate operations increased $6.6 million primarily attributable to aggregate expenses of $5.7 million for the 13 properties acquired by us in June 2003. In addition Sponsored REIT expenses increased $0.8 million as a result of us holding two properties for syndication during the three months ended March 31, 2004 compared to the syndication of one property for the comparable period in 2003.

Investment banking/investment services expenses increased $0.1 million primarily as a result of us issuing shares as compensation during the three months ended March 31, 2004. We did not issue any shares as compensation in 2003.

Taxes on income

Taxes on income were $0.3 million for the three months ended March 31, 2004 compared to $0.2 million for the three months ended March 31, 2003.

Discontinued operations

We sold the Weslayan Oaks apartment complex in February 2003 and recognized a gain of $1.4 million. There were no sales of real estate in the comparable period of 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Cash and cash equivalents were $53.9 million and $58.7 million at March 31, 2004 and December 31, 2003, respectively. This decrease of $4.8 million is attributable to $15.0 million provided by operating activities offset by $0.2 million used for investing activities and $19.6 million used for financing activities.

Operating Activities

Our cash provided by operating activities of $15.0 million is primarily attributable to net income of approximately $13.2 million plus a net adjustment of $3.4 million for non-cash activity (principally relating to depreciation of $3.3 million). This increase was offset by a $1.4 million net change in operating assets and liabilities and a payment of $0.2 million of leasing commissions.

Investing Activities

Our cash used for investing activities of $0.2 million is primarily attributable to the $4.1 million decrease in assets held for syndication offset by a $4.3 million investment in preferred stock of FSP Blue Lagoon Drive Corp.

Financing Activities

Our cash used for financing activities of $19.6 million is attributable to a $4.1 million payment for a bank note payable, $15.3 million of distributions to shareholders and $0.1 million purchase of treasury stock.

Sources and Uses of Funds

Our principal demands for liquidity are cash for operations, dividends to equity holders, debt repayments and expenses associated with indebtedness. As of March 31, 2004 we had approximately $6.8 million in liabilities. We have no permanent, long-term debt. In the near term, liquidity is generated from funds from ongoing real estate operations and transaction fees and commissions received in connection with the sale of shares in newly formed Sponsored REITs.

Line of Credit

We maintain an unsecured line of credit through Citizens Bank. In August 2003, we amended our Master Promissory Note and Loan Agreement which now provides for a revolving line of credit of up to $125 million. The loan agreement expires August 18, 2005. Borrowings under the loan bear interest at either the bank's base rate or a variable rate based on LIBOR. We typically use the unsecured line of credit to provide each newly formed Sponsored REIT with the funds to purchase a property. Our loan agreement with the bank includes customary restrictions on property liens and requires compliance with various financial covenants. Financial covenants include maintaining minimum cash balances in operating accounts, maintaining a minimum tangible net worth and compliance with other various debt and income ratios. We were in compliance with all covenants as of March 31, 2004. We have no borrowings under its revolving credit facility as of March 31, 2004.

Contingencies

We are subject to various legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Assets Held for Syndication

As of March 31, 2004 there are no assets held for syndication. As of December 31, 2003 we had one asset held for syndication. The syndication of this asset was completed in the first quarter of 2004.

Related Party Transactions

In the three months ended March 31, 2004, we completed the syndication of two Sponsored REITs. We retained a non-controlling common stock interest in those Sponsored REITs with virtually no economic benefit. As discussed in Note 3 to our Consolidated Financial Statements, during the first quarter of 2004, we purchased 49.25 preferred shares, or 8.22% of the preferred stock, of FSP Blue Lagoon Drive Corp. We did not enter into any other significant transactions with related parties during the quarter ended March 31, 2004. For a discussion of transactions between us and related parties during 2003, see Footnote No. 5 "Related Party Transactions" to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Economic Conditions

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the three months ended March 31, 2004, the rental income exceeded the expenses for each individual property, with the exception of Blue Ravine. The single tenant lease at the Blue Ravine property located in Folsom, California, expired June 30, 2003; there is no new lease, and we expect that the property will not produce revenue to cover its expenses in the second quarter. In addition to rental income we maintain cash reserves that may be used to fund unusual expenses or major capital improvements.

The cash reserves included in cash and cash equivalents, which as of March 31, 2004 were approximately $15 million, are in excess of the known needs for extraordinary expenses or capital improvements for the real properties currently owned by us within the next year. There are no external restrictions on these reserves, and they may be used for any business purpose.

Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly formed Sponsored REITs. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in part upon the level of interest on the part of investors in purchasing shares of Sponsored REITs and the level of rental income from our real properties.

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

As of March 31, 2004, we owned 28 properties. Some or all of these properties may decline in value. To the extent our real properties decline in value, our stockholders could lose some or all the value of their investments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We were not a party to any derivative financial instruments at or during the three months ended March 31, 2004.

We borrow from time to time on our line of credit. These borrowings bear interest at a variable rate. As of March 31, 2004, $0 was outstanding under this line of credit. We have used the funds from our line of credit for the purpose of making interim mortgage loans to Sponsored REITs. These mortgage loans bear interest at the same variable rate payable by us under our line of credit. Therefore, we believe that we have mitigated our interest rate risk with respect to our borrowings.

Item 4. Controls and Procedures.

Our management, with the participation of FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Vice President and Chief Operating Officer (equivalent of Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(d) under the Exchange Act) as of December 31, 2003. Based on this evaluation, FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Vice President and Chief Operating Officer (equivalent of Chief Financial Officer) concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Vice President and Chief Operating Officer (equivalent of Chief Financial Officer) by others within these entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings:

      Not applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
Securities:

(e) The following table provides information about purchases by the company during the quarter ended March 31, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

                      ISSUER PURCHASES OF EQUITY SECURITIES

----------------------------------------------------------------------------------------------------------------
                                (a)                 (b)                  (c)                    (d)

                                                                   Total Number of        Maximum Number (or
                                                                  Shares (or Units)   Approximate Dollar Value)
                                                                  Purchased as Part   of Shares (or Units) that
                          Total Number of                            of Publicly         May Yet Be Purchased
                         Shares (or Units)   Average Price Paid   Announced Plans or      Under the Plans or
Period                     Purchased (1)    per Share (or Unit)      Programs (1)            Programs (1)
----------------------------------------------------------------------------------------------------------------
01/01/04-01/31/04             9,823.46             $14.80                 0                       0

----------------------------------------------------------------------------------------------------------------

02/01/04-02/29/04                0                  N/A                   0                       0
----------------------------------------------------------------------------------------------------------------

03/01/04-03/31/04                0                  N/A                   0                       0
----------------------------------------------------------------------------------------------------------------
Total:                        9,823.46             $14.80                 0                       0

----------------------------------------------------------------------------------------------------------------

(1) FSP Corp. does not have any publicly announced repurchase plans or programs. However, FSP Corp.'s Articles of Incorporation provide that FSP Corp. will use its best efforts to redeem shares of its common stock from stockholders who request such redemption. Any FSP Corp. stockholder wishing to have shares redeemed must make such a request no later than July 1 of any year for a redemption that would be effective the following January 1.

This obligation is subject to significant conditions, including that (i) FSP Corp. cannot be insolvent or rendered insolvent by the redemption, (ii) the redemption cannot impair the capital or operations of FSP Corp., (iii) the redemption cannot contravene any provision of federal or state securities law,
(iv) the redemption cannot result in FSP Corp.'s failing to qualify as a REIT, and (v) the management of FSP Corp. must determine that the redemption is in the best interest of FSP Corp. Redemptions pursuant to these provisions result in redeeming stockholders receiving cash in an amount of 90% of the fair market value of the stock redeemed, as determined by FSP Corp.'s Board of Directors.

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

      Reports on Form 8-K:

      On February 6, 2004, we furnished a Current Report on Form 8-K, reporting under Item 9, Regulation FD Disclosure, on the declaration of a cash dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Franklin Street Properties Corp.


    Date                 Signature                              Title


May 6, 2004      By:  /s/  George J. Carter         President, Chief Executive Officer and
                      ------------------------      Director (Principal Executive Officer)
                           George J. Carter


May 6, 2004      By:  /s/  Lloyd S. Dow             Senior Vice President and Controller
                      ------------------------      (Principal Accounting Officer)
                           Lloyd S. Dow

                                  Exhibit Index

                                                                            Page

Exhibit 31.1..................................................................32
Exhibit 31.2..................................................................33
Exhibit 32.1..................................................................34
Exhibit 32.2..................................................................35