Form 10-Q/A
period 2003-06-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2004-05-28
CIK 1031316

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Form 10-Q for the quarterly period ended June 30, 2003 is to amend Items 1 and 2 of Part 1, to correct transaction fee income for the reasons set forth under the caption "Restatement" in Note 1 to the Notes to the Consolidated Financial Statements contained in Item 1 of
Part 1. The Company filed a 10-Q/A on May 6, 2004 for the quarterly period ended March 31, 2003 to make a corresponding correction.

                        Franklin Street Properties Corp.

                                    Form 10-Q

                                Quarterly Report
                                  June 30, 2003

                                Table of Contents

Part I. Financial Information
                                                                            Page
                                                                            ----
        Item 1. Financial Statements

                Consolidated Balance Sheets as of June 30, 2003 and
                December 31, 2002.........................................     3

                Consolidated Statements of Income for the three and six
                months ended June 30, 2003 and 2002 ......................     4

                Consolidated Statements of Cash Flows for the six months
                ended June 30, 2003 and 2002 .............................     5

                Notes to the Consolidated Financial Statements............  6-15

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................... 16-28

        Item 3. Quantitative and Qualitative Disclosures about Market
                Risk......................................................    29

        Item 4. Controls and Procedures...................................    29

Part II. Other Information

        Item 1. Legal Proceedings.........................................    30

        Item 2. Changes in Securities and Use of Proceeds.................    30

        Item 3. Defaults upon Senior Securities...........................    30

        Item 4. Submission of Matters to a Vote of Security Holders.......    31

        Item 5. Other Information.........................................    31

        Item 6. Exhibits and Reports on Form 8-K..........................    32

Signatures      ..........................................................    33

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                          June 30,  December 31,
(in thousands, except share and par value amounts)                          2003        2002
================================================================================================

Assets:

Real estate investments, at cost:
  Land                                                                    $  74,798    $ 39,560
  Buildings and improvements                                                414,524     154,785
  Fixtures and equipment                                                        774         930
------------------------------------------------------------------------------------------------
                                                                            490,096     195,275
  Less accumulated depreciation                                              23,303      21,999
------------------------------------------------------------------------------------------------

    Real estate investments, net                                            466,793     173,276

Acquired real estate leases, less accumulated amortization of $102            9,095          --

Cash and cash equivalents                                                    89,285      22,316
Restricted cash                                                                 964         483
Tenant rent receivables, less allowance for doubtful accounts of
  $202 and $202, respectively                                                   614         327
Straight-line rent receivable, less allowance for doubtful accounts of
  $360 and $360, respectively                                                 2,817       3,057
Prepaid expenses                                                                773         743
Deposits on real estate assets                                                   --         841
Office computers and furniture, net of accumulated depreciation of
  $398 and $389, respectively                                                   225         234
Deferred leasing commissions, net of accumulated amortization of
  $439 and $289, respectively                                                   778         659
------------------------------------------------------------------------------------------------

    Total Assets                                                          $ 571,344    $201,936
================================================================================================

Liabilities and Stockholders' Equity:

Liabilities:
  Bank note payable                                                       $  38,122    $     --
  Accounts payable and accrued expenses                                      14,387       3,001
  Dividends payable                                                           5,172          --
  Accrued compensation                                                          734       1,287
  Tenant security deposits                                                      964         483
------------------------------------------------------------------------------------------------

    Total Liabilities                                                        59,379       4,771
------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred Stock, $.0001 par value, 20,000,000 shares
    authorized, none issued or outstanding                                       --          --
  Common Stock, $.0001 par value, 180,000,000 shares
    authorized, 49,630,338 and 24,586,249 shares issued and outstanding           5           2
  Additional paid-in capital                                                513,912     192,743
  Retained earnings and distributions                                        (1,952)      4,420
------------------------------------------------------------------------------------------------

    Total Stockholders' Equity                                              511,965     197,165
------------------------------------------------------------------------------------------------

    Total Liabilities and Stockholders' Equity                            $ 571,344    $201,936
================================================================================================

                    See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                    For the                 For the
                                                                  Three Months            Six Months
                                                                     Ended                  Ended
                                                                    June 30,               June 30,
                                                               -------------------     ----------------
(in thousands, except per share amounts)                          2003       2002      2003      2002
=======================================================================================================
                                                               (Restated)
Revenue:
  Rental                                                       $  9,849    $ 6,546   $15,664   $12,924
Syndication fees                                                  2,174      3,979     5,407     5,737
  Transaction fees                                                2,222      3,884     5,437     5,338
  Sponsored REIT income                                             517         --       901        32
  Other                                                             289        236       606       309
------------------------------------------------------------------------------------------------------

    Total revenue                                                15,051     14,645    28,015    24,340
------------------------------------------------------------------------------------------------------

Expenses:
  Rental operating expenses                                       2,324      1,538     3,915     3,037
  Real estate taxes and insurance                                 1,300        754     2,089     1,448
  Depreciation and amortization                                   1,508      1,125     2,438     2,227
  Sponsored REIT expenses                                           350         --       641        17
  Selling, general and administrative                             1,350      1,378     2,732     2,903
  Commissions                                                     1,090      1,989     2,706     2,835
  Interest                                                          207        291       538       350
------------------------------------------------------------------------------------------------------

    Total expenses                                                8,129      7,075    15,059    12,817
------------------------------------------------------------------------------------------------------

Income before interest income and taxes on income                 6,922      7,570    12,956    11,523

Interest income                                                      59         44       108       118
------------------------------------------------------------------------------------------------------

Income before taxes on income                                     6,981      7,614    13,064    11,641

Taxes on income                                                     196        201       425       201
------------------------------------------------------------------------------------------------------

Income from continuing operations                                 6,785      7,413    12,639    11,440

    Income (loss) from discontinued operations                       (2)        56        11       126
    Gain on sale of real estate from discontinued operations         --         --     1,421        --
------------------------------------------------------------------------------------------------------

Net Income                                                     $  6,783    $ 7,469   $14,071   $11,566
=======================================================================================================

Weighted average number of shares outstanding,
  basic and diluted                                              32,964     24,586    28,797    24,586
=======================================================================================================

Net income per share, basic and diluted, attributable to:
  Continuing operations                                        $   0.21    $  0.30   $  0.44   $  0.47
  Discontinued operations                                            --         --        --        --
  Gain on sale of properties, less applicable income tax             --         --      0.05        --
------------------------------------------------------------------------------------------------------

Net income per share, basic and diluted                        $   0.21    $  0.30   $  0.49   $  0.47
=======================================================================================================

                    See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      For the
                                                                                    Six months
                                                                                       Ended
                                                                                     June 30,
                                                                                -------------------
(in thousands)                                                                  2003          2002
===================================================================================================

Cash flows from operating activities:
  Net income                                                                 $  14,071    $ 11,566
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                              2,438       2,313
      Gain on sale of real estate assets                                        (1,421)         --
  Changes in operating assets and liabilities:
      Restricted cash                                                               17          (3)
      Tenant rent receivables                                                      (35)       (931)
      Straight-line rents, net                                                     240          --
      Prepaid expenses and other assets, net                                       338        (614)
      Accounts payable and accrued expenses                                        304         854
      Accrued compensation                                                         (17)       (847)
      Tenant security deposits                                                    (553)          4
  Payment of deferred leasing commissions                                         (149)         --
---------------------------------------------------------------------------------------------------

        Net cash provided by operating activities                               15,233      12,342
---------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Cash acquired through issuance of common stock in the merger transaction      23,524          --
  Purchase of real estate assets, office computers and furniture;
    capitalized merger costs                                                    (1,708)       (743)
  Deposits on real estate assets                                                   841          --
  Addition of assets held for syndication                                           --     (22,300)
  Proceeds received on sale of real estate assets                                6,228          --
---------------------------------------------------------------------------------------------------

        Net cash provided by (used for) investing activities                    28,885     (23,043)
---------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Distributions to stockholders                                                (15,271)    (15,244)
  Proceeds from bank note payable, net                                          38,122      22,300
---------------------------------------------------------------------------------------------------

        Net cash provided by financing activities                               22,851       7,056
---------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                            66,969      (3,645)

Cash and cash equivalents, beginning of period                                  22,316      24,357
---------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                     $  89,285    $ 20,712
===================================================================================================

Supplemental disclosure of cash flow information: Cash paid for:
    Interest                                                                 $     538    $    350
    Income taxes                                                                   585          --
    Dividends declared but not paid                                              5,172          --
Non-cash investing and financing activities
  Assets acquired through issuance of common stock in the
    merger transaction, net                                                    297,648          --

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

Restatement

In the first quarter of 2004, the Company determined that it had incorrectly applied an accounting principle regarding the recognition of transaction fee revenue related to loan fees charged to Sponsored REITs in cases in which a syndication had not been completed as of the end of a fiscal period. This error only affected results in the three months ended March 31, 2003 and the three months ended June 30, 2003. The Company is therefore restating its previously reported, unaudited consolidated financial statements for the three months ended June 30, 2003. As a result of the restatement, transaction fee income increased $1,330,000 for the three months ended March 31, 2003 and decreased $1,330,000 for the three months ended June 30, 2003. There was no effect on the six months ended June 30, 2003. The following table summarizes the impact to amounts previously reported for the three months ended June 30, 2003:

                                                   Three months ended June 30, 2003
                                                ---------------------------------------
                                                As Reported    Adjustments   As Amended
                                                -----------    ----------   -----------
                                                 (in thousands, except per share data)

Revenue                                         $    16,381       ($1,330)  $    15,051
                                                ===========    ==========   ===========

Income from continuing operations                     8,115        (1,330)        6,785
Income from discontinued operations                      (2)           --            (2)
Gain on sale of properties                               --            --            --
                                                -----------    ----------   -----------
Net income                                      $     8,113       ($1,330)  $     6,783
                                                ===========    ==========   ===========

Basic and diluted net income per share          $      0.25       ($ 0.04)  $      0.21
                                                ===========    ==========   ===========

Weighted average number of shares outstanding        32,964            --        32,964
                                                ===========    ==========   ===========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation, and Recent Accounting Pronouncements (continued)

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

Summarized financial information for the Sponsored REITs is as follows:

                                               June 30,       December 31,
       (unaudited)                               2003            2002
                                              -----------     ------------
                                                    (in thousands)

       Balance Sheet Data:
       -------------------
       Real estate, net                       $   152,805     $   385,907
       Other assets                                25,429          39,465
       Total liabilities                           (2,874)         (6,554)
                                              -----------     -----------
       Shareholders' equity                   $   175,360     $   418,818
                                              ===========     ===========

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
                                              ===========================================

The Company's proportionate share of revenue and expenses prior to completion of the syndication from these Sponsored REITs is shown in the following table:

                                             For the               For the
                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                       2003         2002      2003        2002
                                       ---------------------------------------
                                                    (in thousands)
       Revenue                         $ 517        $--       $ 901      $ 32
       Expenses                         (350)        --        (641)      (17)
                                       ---------------------------------------
           Net income                  $ 167        $--       $ 260      $ 15
                                       =======================================

The Company provided syndication and real estate acquisition advisory services for the Sponsored REITs in 2003 and 2002. For the three months ended June 30, 2003 and 2002, respectively, syndication fees were approximately $2.2 million and $4.0 million, and transaction fees were approximately $2.2 million and $3.9 million. For the six months ended June 30, 2003 and 2002, respectively, syndication fees were approximately $5.4 million and $5.7 million, and transaction fees were approximately $5.4 million and $5.3 million.

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

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6. Business Segments (continued)

Cash available for distribution by business segment is as follows (in thousands):

                                        Rental          Investment
                                      Operations         Services           Total
                                    --------------    --------------    --------------
Three Months Ended March 31, 2002

Net Income                          $        4,475    $         (378)   $        4,097
Depreciation and amortization                1,075                71             1,146
Straight line rent                             (54)               --               (54)
Capital expenditures                          (546)               (2)             (548)
Proceeds from funded reserve                   538                --               538
                                    --------------    --------------    --------------
Cash Available for Distribution     $        5,488    $         (309)   $        5,179
                                    ==============    ==============    ==============

Three Months Ended June 30, 2002

Net Income                          $        6,487    $          982    $        7,469
Depreciation and amortization                1,130                37             1,167
Straight line rent                            (961)               --              (961)
Capital expenditures                          (187)               (8)             (195)
Payment of deferred leasing costs             (531)               --              (531)
Proceeds from funded reserve                 1,460                --             1,460
                                    --------------    --------------    --------------
Cash Available for Distribution     $        7,398    $        1,011    $        8,409
                                    ==============    ==============    ==============

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6. Business Segments (continued)

Cash Available for Distribution by business segment is as follows (in thousands):

                                                     Rental          Investment
                                                   Operations         Services           Total
                                                 --------------    --------------    --------------
Six Months Ended June 30, 2002

Net Income                                       $       10,962    $          604    $       11,566
Depreciation and amortization                             2,205               108             2,313
Straight line rent                                       (1,015)               --            (1,015)
Capital expenditures                                       (733)              (10)             (743)
Payment of deferred leasing costs                          (531)               --              (531)
Proceeds from funded reserve                              1,998                --             1,998
                                                 --------------    --------------    --------------
Cash Available for Distribution                  $       12,886    $          702    $       13,588
                                                 ==============    ==============    ==============

Three Months Ended March  31, 2003 (Restated)

Net Income                                       $        6,986    $          302    $        7,288
Depreciation and amortization                               901                30               931
Straight line rent                                          432                --               432
Loss (gain) on sale of property                          (1,421)               --            (1,421)
Capital expenditures                                       (183)               --              (183)
Payment of deferred leasing costs                           (53)               --               (53)
Proceeds from funded reserve                                191                --               191
                                                 --------------    --------------    --------------
Cash Available for Distribution                  $        6,853    $          332    $        7,185
                                                 ==============    ==============    ==============

Three Months Ended June 30, 2003 (Restated)

Net Income                                       $        6,474    $          309    $        6,783
Depreciation and amortization                             1,530               (23)            1,507
Straight line rent                                          208                --               208
Capital expenditures; capitalized merger costs           (1,525)               --            (1,525)
Payment of deferred leasing costs                           (94)               --               (94)
Proceeds from funded reserve                                615                --               615
                                                 --------------    --------------    --------------
Cash Available for Distribution                  $        7,208    $          286    $        7,494
                                                 ==============    ==============    ==============

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6. Business Segments (continued)

Cash Available for Distribution by business segment is as follows (in thousands):

                                                           Rental          Investment
                                                         Operations         Services           Total
                                                       --------------    --------------    --------------
Six Months Ended June 30, 2003

Net Income                                             $       13,460    $          611    $       14,071
Depreciation and amortization                                   2,431                 7             2,438
Straight line rent                                                640                --               640
Loss (gain) on sale of property                                (1,421)               --            (1,421)
Capital expenditures; capitalized merger costs                 (1,708)               --            (1,708)
Payment of deferred leasing costs                                (147)               --              (147)
Proceeds from funded reserve                                      806                --               806
                                                       --------------    --------------    --------------
Cash Available for Distribution                        $       14,061    $          618    $       14,679
                                                       ==============    ==============    ==============

The following table is a summary of other financial information by business segment (in thousands):

                                                           Rental          Investment
                                                         Operations         Services           Total
                                                       --------------    --------------    --------------
Three Months Ended June 30, 2003 (Restated):
  Revenue                                              $       12,516    $        2,535    $       15,051
  Interest Income                                                  40                19                59
  Interest Expense                                                207                --               207
  Loss from discontinued operations                                (2)               --                (2)
  Capital Expenditures                                          1,525                --             1,525

Total assets at June 30, 2003                          $      565,261    $        6,083    $      571,344

Three Months Ended June 30, 2002:
  Revenue                                              $       10,685    $        3,960    $       14,645
  Interest Income                                                  25                19                44
  Interest Expense                                                291                --               291
  Income from discontinued operations                              56                --                56
  Capital Expenditures                                            187                 8               195

Total assets at June 30, 2002                          $      218,232    $        4,519    $      222,751

Six Months Ended June 30, 2003:
  Revenue                                              $       22,073    $        5,942    $       28,015
  Interest Income                                                  68                40               108
  Interest Expense                                                538                --               538
  Income from discontinued operations                           1,432                --             1,432
  Capital Expenditures                                          1,708                --             1,708

Total assets at June 30, 2003                          $      565,261    $        6,083    $      571,344

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6.  Business Segments (continued)

The following table is a summary of other financial information by business segment (in thousands):

                                          Rental         Investment
                                        Operations        Services          Total
                                      --------------   --------------   --------------
Six Months Ended June 30, 2002:
Revenue                               $       18,603   $        5,737   $       24,340
Interest Income                                   83               35              118
Interest Expense                                 350               --              350
Income from discontinued operations              126               --              126
Capital Expenditures                             733               10              743

Total assets at June 30, 2002         $      218,232   $        4,519   $      222,751

7. Cash Dividends

The Company declared and paid dividends as follows (in thousands, except per share amounts):

                Quarter Paid              Dividends Per Share   Total Dividends
       -------------------------          -------------------   ---------------

       First Quarter of 2003                     $0.31          $        7,635
       Second Quarter of 2003                    $0.31                   7,636
                                                                --------------
                                                                $       15,271
                                                                ==============

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

                                               For the                 For the
                                          Three Months Ended      Six Months Ended
                                               June 30,                June 30,
                                           2003        2002       2003         2002
                                        --------------------------------------------
                                        (Restated)
Revenues                                $ 21,939    $ 23,923    $ 46,418    $ 41,692
Expenses                                 (12,468)    (15,893)    (25,271)    (27,272)
Interest income                              104         129         224         262
Taxes on income                             (196)       (201)       (425)       (201)
                                        --------------------------------------------
Net income from continuing operations      9,379       7,958      20,946      14,481
Income from discontinued operations           (2)         --       1,432         126
                                        --------------------------------------------
Net income                              $  9,377    $  7,958    $ 22,378    $ 14,607
                                        ============================================

Weighted average shares outstanding       49,630      49,630      49,630      49,630
                                        ============================================

                                        ============================================
Net income per share                    $   0.19    $   0.16    $   0.45    $   0.29
                                        ============================================

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following table shows variance in dollars for the three and six months ended June 30, 2003 and 2002:

                                                                  Variance           Variance
(in thousands)                                                  For the three      For the six
                                                                months ended       months ended
                                                                  June 30,           June 30,
                                                                2003 and 2002     2003 and 2002
                                                               --------------    --------------
                                                                (Restated)
Rental operations
  Rental income                                                $        3,303    $        2,740
  Transaction income                                                   (1,608)              (21)
  Sponsored REIT income                                                   517               869
  Other                                                                    53               297
                                                               --------------    --------------
      Total rental operations                                           2,265             3,885
                                                               --------------    --------------
Investment services
  Syndication income                                                   (1,805)             (330)
  Transaction income                                                      (54)              120
                                                               --------------    --------------
      Total investment services                                        (1,859)             (210)
                                                               --------------    --------------
Total revenue                                                             406             3,675
                                                               --------------    --------------

Rental operations
  Selling, general and administrative                                     161                36
  Rental operating expenses                                               786               878
  Depreciation and amortization                                           459               312
  Real estate taxes and insurance                                         546               641
  Sponsored REIT expense                                                  350               624
  Interest Expense                                                        (84)              188
                                                               --------------    --------------
      Total rental operations                                           2,218             2,679
                                                               --------------    --------------
Investment Services Expenses
  Selling, general and administrative                                    (205)             (207)
  Commission expense                                                     (899)             (129)
  Depreciation and amortization                                           (60)             (101)
                                                               --------------    --------------
      Total investment services                                        (1,164)             (437)
                                                               --------------    --------------
Total expenses                                                          1,054             2,242
                                                               --------------    --------------

Interest income                                                            15               (10)
Taxes on income                                                             5              (224)
                                                               --------------    --------------
Income from continuing operations                                        (628)            1,199

Income from discontinued operations                                       (58)             (115)
Gain on sale of real estate from discontinued operations                   --             1,421
                                                               --------------    --------------

Net income                                                     $         (686)   $        2,505
                                                               ==============    ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended June 30, 2003 to the three months ended June 30, 2002:

The Company completed the syndication of one Sponsored REIT with total gross proceeds of $55.5 million in the three months ended June 30, 2003, a decrease of $5.1 million compared to total gross proceeds of $60.6 million in the comparable period in 2002 from the syndication of two Sponsored REITs. Of the $55.5 million, $32.4 million was syndicated in the three months ended June 30, 2003 and $23.1million was syndicated in the three months ended March 31, 2003.

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

Revenue

Total revenues increased $0.4 million, or 2.8%, to $15.0 million for the three months ended June 30, 2003, as compared to $14.6 million for the comparable period in 2002.

Income from rental operations was $12.5 million for the three months ended June 30, 2003, an increase of $2.3 million, or 22%, compared to the three months ended June 30, 2002. The increase is attributable to:

      o Rental revenue of $3.9 million for the 13 properties acquired by the Company in June, 2003;
      o     Routine rent increases of $0.8 million in the aggregate; and
      o Sponsored REIT income of $0.5 million as a result of the Company is owning a percentage of a Sponsored REIT for a greater period of time in 2003 than the comparable period of 2002.

These increases were offset by:

      o     A decrease in rents of $0.2 million due to a vacancy in 2003;
      o An adjustment for straight-line rent revenue of $1.2 million, relating to new or renewed leases since June 30, 2002; and
      o A decrease in transaction fees of $1.6 million relating to the decrease in the gross proceeds from the syndication of sponsored REITs as discussed above.

Investment banking services revenue was $2.5 million for the three months ended June 30, 2003, a decrease of $1.8 million, or 72%, compared to the three months ended June 30, 2002. This decrease is attributable to the decrease in gross proceeds from the syndication of Sponsored REITs as discussed above.

Expenses

Total expenses were $8.1 million for the three months ended June 30, 2003, an increase of $1.0 million, or 15%, compared to the three months ended June 30, 2002.

Expenses for rental operations were $6.1 million for the three months ended June 30, 2003, a net increase of $2.2 million, or 57%, compared to the three months ended June 30, 2002. The increase is attributable to:

      o Rental expenses of $1.5 million for the 13 properties acquired by the Company in June, 2003;
      o An increase in real estate taxes and insurance of $0.4 million, as a result of tax rate increases on the existing properties and increases in the price of obtaining insurance; and
      o An increase of $0.3 million of Sponsored REIT expenses and as a result of the Company owning a percentage of a Sponsored REIT in 2003 for a greater period of time in 2003 than the comparable period in 2002.

Expenses for investment banking services were $2.0 million for the three months ended June 30, 2003, a net decrease of $1.2 million, or 36%, compared to the three months ended June 30, 2002. The decrease is primarily attributable to a decrease in commission expenses relating to the decrease in syndication fees discussed above.

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

These increases were offset by:

      o     A decrease in rents of $0.3 million due to a vacancy in 2003; and
      o A net decrease in rental revenue of $0.8 million comprised of an increase in rental revenue of $0.8 million offset by a decrease in straight-line rent revenue of $1.6 million, relating to new or renewed leases since June 30, 2002.

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

All of FSP Corps. properties are required to comply with the Americans With Disabilities Act, and the regulations, rules and orders that may be issued thereunder (the "ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to persons with disabilities. Compliance with ADA requirements might require, among other things, removal of access barriers and noncompliance could result in the imposition of fines by the U.S. government, or an award of damages to private litigants.

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

                                                                Total Shares of
                                   Shares of Registrant       Registrant Common
                                  Common Stock Issuable       Stock Issuable to
                                   in Exchange for Each          Holders of
                 Target REIT      Share of Target Stock         Target Stock
                 -----------      ---------------------         ------------
            Forest Park                  7,299.59                 569,368.02
            The Gael                     6,975.59               1,482,312.88
            Goldentop                    7,302.58               1,690,547.27
            Centennial                   6,905.56               1,091,078.48
            Meadow Point                 6,983.25               1,798,186.88
            Timberlake                   6,787.12               3,495,366.80
            Federal Way                  6,779.66               1,355,932.00
            Fair Lakes                   6,805.36               3,266,572.80
            Northwest Point              6,779.66               2,525,423.35
            Timberlake East              6,830.85               1,707,712.50
            Merrywood                    6,854.51               1,412,029.06
            Plaza Ridge I                6,822.03               2,728,812.00
            Park Ten                     6,824.54               1,876,748.50
                                                                ------------
                            Total                              25,000,090.54

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

                                     Franklin Street Properties Corp.

  Date                     Signature                          Title


May 26, 2004       By: /s/ George J. Carter      Chief Executive Officer and
                       --------------------      Director (Principal Executive
                       George J. Carter          Officer)


May 26, 2004       By: /s/ Lloyd S. Dow          Controller
                       --------------------      (Principal Accounting Officer)
                       Lloyd S. Dow