Form 10-Q/A
period 2004-03-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2004-07-29
CIK 1031316

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to _________

                           Commission File No. 0-32615

                        FRANKLIN STREET PROPERTIES CORP.
             (Exact name of registrant as specified in its charter)

                        Maryland                                 04-3578653
             (State or other jurisdiction of                  (I.R.S. Employer
             incorporation or organization)                  Identification No.)

401 Edgewater Place, Suite 200, Wakefield, Massachusetts         01880-6210
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

      The number of shares of common stock outstanding as of March 10, 2004 was 49,630,338.

                                EXPLANATORY NOTE

      The purpose of this Amendment No. 1 to the Form 10-Q for the quarterly period ended March 31, 2004 is solely to amend Exhibits 31.1 and 31.2, of which paragraphs 4 and 5 were inadvertently omitted in both exhibits. The registrant has included amended and restated Exhibits 31.1 and 31.2, as of the date originally certified, as Exhibit 31.1 and 31.2 hereto. The registrant has also included Exhibits 31.3 and 31.4 as certifications with respect to this 10-Q/A.

      Other than as described above, there have been no changes to the Quarterly Report on Form 10-Q, which is included in full herein.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Quarterly Report on Form 10-Q/A to be signed on its behalf as of July 29, 2004 by the undersigned, thereunto duly authorized.

                                    FRANKLIN STREET PROPERTIES CORP.


                                    By: /s/ Barbara J. Corinha
                                        ----------------------
                                        Barbara J. Corinha
                                        Vice President, Chief Operating Officer,
                                        Treasurer and Secretary

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

   31.1 Certification of FSP Corp.'s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as amended and restated).

   31.2 Certification of FSP Corp.'s Vice President, Chief Operating Officer (equivalent of Chief Financial Officer), Treasurer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as amended and restated).

   31.3 Certification of FSP Corp.'s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.4 Certification of FSP Corp.'s Vice President, Chief Operating Officer (equivalent of Chief Financial Officer), Treasurer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.