Form 10-Q
period 2004-06-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2004-07-30
CIK 1031316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)
      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2004

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

         YES     |X|                                               NO     |_|

The number of shares of common stock outstanding as of July 27, 2004 was 49,630,338.

                        Franklin Street Properties Corp.

                                    Form 10-Q

                                Quarterly Report
                                  June 30, 2004

                                Table of Contents

Part I.  Financial Information
                                                                            Page
                                                                            ----
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 2004 and
                  December 31, 2003......................................      3

                  Consolidated Statements of Income for the three and
                  six months ended June 30, 2004 and 2003................      4

                  Consolidated Statements of Cash Flows for the six
                  months ended June 30, 2004 and 2003....................      5

                  Notes to Consolidated Financial Statements.............   6-15

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................  16-27

         Item 3.  Quantitative and Qualitative Disclosures about Market
                  Risk...................................................     27

         Item 4.  Controls and Procedures................................     28

Part II. Other Information

         Item 1.  Legal Proceedings......................................     29

         Item 2.  Changes in Securities and Use of Proceeds..............     29

         Item 3.  Defaults upon Senior Securities........................     29

         Item 4.  Submission of Matters to a Vote of Security Holders....     29

         Item 5.  Other Information......................................     29

         Item 6.  Exhibits and Reports on Form 8-K.......................     29

Signatures        .......................................................     30

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                          June 30,   December 31,
(in thousands, except shares and par value amounts)                                         2004        2003
=================================================================================================================
Assets:

Real estate investments, at cost:
     Land                                                                                 $  71,236    $ 71,236
     Buildings and improvements                                                             403,768    $403,243
     Fixtures and equipment                                                                     894         889
-----------------------------------------------------------------------------------------------------------------
                                                                                            475,898     475,368
     Less accumulated depreciation                                                           31,390      25,836
-----------------------------------------------------------------------------------------------------------------

Real estate investments, net                                                                444,508     449,532

Acquired real estate leases, net of accumulated amortization of
   $2,605 and $1,539                                                                          6,898       7,964
Assets held for syndication                                                                      --       4,117
Cash and cash equivalents                                                                    59,000      58,793
Restricted cash                                                                               1,028         982
Tenant rent receivables, less allowance for doubtful accounts of
    $150 and $155, respectively                                                                 630         881
Straight-line rent receivables, less allowance for doubtful accounts of
   $360 and $360, respectively                                                                4,941       4,087
Prepaid expenses                                                                              1,007         806
Investment in non-consolidated REITs                                                          4,301          --
Office computers and furniture, net of accumulated depreciation of
   $529 and $473, respectively                                                                  431         398
Deferred leasing commissions, net of accumulated amortization of
   $725 and $586, respectively                                                                1,082         969
-----------------------------------------------------------------------------------------------------------------

      Total assets                                                                        $ 523,826    $528,529
=================================================================================================================

Liabilities and Stockholders' Equity:

Liabilities:
Bank note payable                                                                         $      --    $  4,117
Accounts payable and accrued expenses                                                         7,982       5,030
Accrued compensation                                                                          1,817       1,545
Tenant security deposits                                                                      1,028         982
-----------------------------------------------------------------------------------------------------------------

     Total liabilities                                                                       10,827      11,674
-----------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
     Preferred Stock, $.0001 par value, 20,000,000 shares
        authorized,  none issued or outstanding                                                  --          --
     Common Stock, $.0001 par value, 180,000,000 shares
        authorized, 49,630,338 issued and outstanding                                             5           5
     Additional paid-in capital                                                             512,813     512,797
     Retained earnings (distributions in excess of earnings)                                   (225)      3,647
     Accumulated undistributed net realized gain on sale of properties                          406         406
-----------------------------------------------------------------------------------------------------------------

     Total Stockholders' Equity                                                             512,999     516,855
-----------------------------------------------------------------------------------------------------------------

     Total Liabilities and Stockholders' Equity                                           $ 523,826    $528,529
=================================================================================================================

          See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                  For the                       For the
                                                                             Three Months Ended            Six Months Ended
                                                                                  June 30,                     June 30,
                                                                            -------------------------------------------------
(in thousands, except shares and per share amounts)                          2004           2003          2004         2003
=============================================================================================================================

Revenue:
     Rental                                                                 $17,022       $ 9,440       $35,067       $14,839
     Syndication fees                                                         5,407         2,174         8,448         5,407
     Transaction fees                                                         5,193         2,222         8,742         5,437
     Sponsored REIT income                                                      709           517         2,334           901
     Other                                                                      348           289           742           606
-----------------------------------------------------------------------------------------------------------------------------
             Total Revenue                                                   28,679        14,642        55,333        27,190
-----------------------------------------------------------------------------------------------------------------------------

Expenses:
     Real estate operating expenses                                           3,472         2,152         6,771         3,585
     Real estate taxes and insurance                                          2,247         1,207         4,567         1,904
     Depreciation and amortization                                            3,497         1,431         6,697         2,261
     Sponsored REIT expenses                                                    635           350         1,678           641
     Selling, general and administrative                                      1,606         1,334         3,132         2,732
     Commissions                                                              2,767         1,090         4,287         2,706
     Shares issued as compensation                                               --            --           162            --
     Interest                                                                   253           207           517           538
-----------------------------------------------------------------------------------------------------------------------------

       Total expenses                                                        14,477         7,771        27,811        14,367
-----------------------------------------------------------------------------------------------------------------------------

Income before interest income and taxes on income                            14,202         6,871        27,522        12,823
Interest income                                                                 122            59           349           108
-----------------------------------------------------------------------------------------------------------------------------

Income before taxes on income                                                14,324         6,930        27,871        12,931
Taxes on income                                                                 648           196           976           425
-----------------------------------------------------------------------------------------------------------------------------

Income from continuing operations                                            13,676         6,734        26,895        12,506
Income from discontinued operations                                              --            49            --           144
Gain on  sale of properties, less applicable income tax                          --            --            --         1,421
-----------------------------------------------------------------------------------------------------------------------------

Net income                                                                  $13,676       $ 6,783       $26,895       $14,071
=============================================================================================================================

Weighted average number of shares outstanding,
     basic and diluted                                                       49,630        32,964        49,627        28,797
=============================================================================================================================

Net income per share, basic and diluted, attributable to:
     Continuing operations                                                  $  0.28       $  0.20       $  0.54       $  0.43
     Discontinued operations                                                     --            --            --          0.01
     Gain on sale of properties, less applicable income tax                      --            --            --          0.05
-----------------------------------------------------------------------------------------------------------------------------

Net income per share, basic and diluted                                     $  0.28       $  0.20       $  0.54       $  0.49
=============================================================================================================================

          See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                    For the
                                                                                                                Six Months Ended
                                                                                                                    June 30,
                                                                                                            ------------------------
(in thousands)                                                                                                2004            2003
====================================================================================================================================
Cash flows from operating activities:
   Net Income                                                                                               $ 26,895      $  14,071
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization expense                                                                    6,697          2,438
      Amortization of above market lease                                                                         118             --
      Gain on sale of real estate assets                                                                          --         (1,421)
      Equity in earnings from non-consolidated REITs                                                            (112)            --
      Distributions from non-consolidated REITs                                                                   59             --
      Shares issued as compensation                                                                              162             --
Changes in operating assets and liabilities:
     Restricted cash                                                                                             (46)            17
     Tenant rent receivables, net                                                                                251            (35)
     Straight-line rents, net                                                                                   (854)           240
     Prepaid expenses and other assets, net                                                                     (201)           338
     Accounts payable and accrued expenses                                                                     2,952            304
     Accrued compensation                                                                                        272            (17)
     Tenant security deposits                                                                                     46           (553)
Payment of deferred leasing commissions                                                                         (252)          (149)
-----------------------------------------------------------------------------------------------------------------------------------

        Net cash provided by (used for) operating activities                                                  35,987         15,233
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Cash acquired through issuance of common stock in merger transaction                                        --         23,524
      Purchase of real estate assets, office computers and furniture, capitalized merger costs                  (619)        (1,708)
      Investment in non-consolidated REITs                                                                    (4,248)            --
      Change in deposits on real estate assets                                                                    --            841
      Sale of assets held for syndication                                                                      4,117             --
      Proceeds received on sales of real estate assets                                                            --          6,228
-----------------------------------------------------------------------------------------------------------------------------------

      Net cash provided by (used for) investing activities                                                      (750)        28,885
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Distibutions to stockholders                                                                           (30,767)       (15,271)
      Proceeds from (payments to) bank note payable, net                                                      (4,117)        38,122
      Purchase of treasury stock                                                                                (146)            --
-----------------------------------------------------------------------------------------------------------------------------------

      Net cash  provided by (used for) financing activities                                                  (35,030)        22,851
-----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                             207         66,969

Cash and cash equivalents, beginning of period                                                                58,793         22,316
-----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                                                    $ 59,000      $  89,285
===================================================================================================================================

Supplemental disclosure of cash flow information:
    Cash paid for:
      Interest                                                                                              $    517      $     538
      Income taxes                                                                                             1,020            585
    Non-cash investing and financing activities:
      Dividends declared but not paid                                                                             --          5,172
      Assets acquired through issuance of common stock in merger transaction, net                                 --        297,648

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

On May 30, 2003, the shareholders of the Company approved the Company's acquisition by merger of 13 REITs (the "Target REITs"). The mergers were effective June 1, 2003 and, as a result, the Company issued 25,000,091 shares in a tax-free exchange for all the outstanding preferred shares of the Target REITs. The mergers were accounted for as a purchase and the acquired assets and liabilities were recorded at their fair value.

The Company operates in two business segments: real estate operations and investment banking/investment services. As part of the Company's real estate operations segment, FSP Property Management LLC, a wholly owned subsidiary of the Company, provides asset management and property management services for our properties and for the Sponsored REITs. As part of the Company's investment banking/investment services segment, FSP Investments LLC, a wholly owned subsidiary of the Company, provides real estate investment and broker/dealer services. FSP Investments' services include: (i) the organization of REIT entities (the "Sponsored REITs"), which are syndicated through private placements; (ii) the acquisition of real estate on behalf of the Sponsored REITs; and (iii) the sale of preferred stock in Sponsored REITs.

As of June 30, 2004, the Company has a non-controlling interest in twelve Sponsored REITs.

Properties

The following table summarizes the Company's investment in real estate assets, excluding assets held for syndication:

                                                       As of
                                                      June 30,
                                                  2004           2003
                                               ---------      ---------
      Residential real estate
             Number of properties                      4              5
             Number of apartments                    837            996

      Commercial real estate
             Number of properties                     24             24
             Square feet                       3,049,357      3,049,357

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

Recent Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. In December 2003, the FASB revised FIN 46 with certain modifications and clarifications. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Application of this guidance was effective for all enterprises with VIEs created after January 31, 2003. In December 2003, FASB issued a revised FIN 46 which provided for the deferral of the effective date of the interpretation to January 1, 2004, for VIEs created prior to January 31, 2003. The adoption of FIN 46 had no effect on our financial statements.

2. Investment Banking/Investment Services Activity

During the six months ended June 30, 2004, the Company sold on a best efforts basis, through private placements, the preferred stock in the following Sponsored REITs:

                                                                    Date Syndication      Gross Proceeds
      Sponsored REIT                        Property Location       Completed             (in thousands)
      ---------------------------------------------------------------------------------------------------
      FSP Blue Lagoon Drive Corp.           Miami, FL               January 30, 2004(1)       $   3,925

      FSP Eldridge Green Corp.              Houston, TX             March 25, 2004               45,250

      FSP Highland Place I Corp.            Englewood, CO           May 13, 2004                 21,000

      FSP Satellite Place Corp.             Duluth, GA              June 21, 2004                27,700

      FSP 1441 Main Street Corp.            Columbia, SC            July 26, 2004                34,350(2)
                                                                                              ---------
                                            Total                                             $ 132,225
                                                                                              =========

1. The syndication of the Blue Lagoon Drive Corp. commenced in the fourth quarter of 2003.
2. The syndication of FSP 1441 Main Street Corp. was not complete at June 30, 2004. This represents the gross proceeds syndicated as of June 30, 2004. An additional $2,650,000 was syndicated in July 2004.

Of the $132,225,000 gross proceeds from the sale of preferred stock in Sponsored REITs, approximately $49,175,000 was syndicated in the three months ended March 31, 2004 and $83,050,000 was syndicated in the three months ended June 30, 2004.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

2. Investment Banking/Investment Services Activity (continued)

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

3. Related Party Transactions and Investments in Non-consolidated Entities

The Company typically purchases and retains a non-controlling common stock ownership interest in Sponsored REITs that it has organized. These ownership interests have virtually no economic benefit or risk. In January 2004 the Company also purchased 49.25 preferred shares or 8.22% of FSP Blue Lagoon Drive Corp. for $4,248,000 ($4,925,000 less non-recorded commissions of $394,000 and loan fees of $283,000). At June 30, 2004, December 31, 2003 and June 30, 2003,
the Company had ownership interests in twelve, eight and five Sponsored REITs, respectively.

Summarized financial information for the Sponsored REITs is as follows:

                                                    June 30,        December 31,
      (unaudited)                                     2004             2003
                                                   ---------        -----------
                                                          (in thousands)
      Balance Sheet Data:
      -------------------
      Real estate, net                             $ 376,473          $ 257,700
      Other assets                                    46,045             53,646
      Total liabilities                               (6,783)           (18,129)
                                                   ----------------------------
      Shareholders' equity                         $ 415,735          $ 293,217
                                                   ============================

                                                     For the                  For the
                                                Three Months Ended        Six Months Ended
                                                     June 30,                 June 30,
                                                 2004        2003         2004        2003
                                              ----------------------------------------------
                                                             (in thousands)
      Operating Data:
      ---------------
      Rental revenue                          $ 13,548     $ 6,052     $ 26,554     $ 10,857
      Other revenue                                124          38          244           76
      Operating and maintenance expenses        (4,359)     (2,141)      (8,212)      (3,662)
      Depreciation and amortization             (3,195)     (1,504)      (6,245)      (2,267)
      Interest expense and commitment fees      (4,918)     (3,591)      (8,250)      (5,597)
                                              ----------------------------------------------
      Net income (loss)                       $  1,200     $(1,146)    $  4,091     $   (593)
                                              ==============================================

The Company's proportionate share of revenue and expenses prior to completion of the syndication from these Sponsored REITs is shown in the following table:

                                       For the                  For the
                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                   2004        2003        2004          2003
                                 ----------------------------------------------
                                                 (in thousands)
      Revenue                    $    709    $    517    $  2,334      $    901
      Expenses                       (635)       (350)     (1,678)         (641)
                                 ----------------------------------------------
          Net income             $     74    $    167    $    656      $    260
                                 ==============================================

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3. Related Party Transactions and Investments in Non-consolidated Entities (continued)

The Company also recognized $112,000 for the six months ended June 30, 2004, which was the Company's equity in earnings resulting from its interest in preferred stock of FSP Blue Lagoon Drive Corp. and is included in "Other" revenue in the Consolidated Statements of Income.

The Company provided syndication and real estate acquisition advisory services for the Sponsored REITs in 2004 and 2003. For the three months ended June 30, 2004 and 2003, respectively, syndication fees were approximately $5.4 million and $2.2 million, and transaction fees were approximately $5.1 million and $2.2 million. For the six months ended June 30, 2004 and 2003, respectively, syndication fees were approximately $8.4 million and $5.4 million, and transaction fees were approximately $8.7 million and $5.4 million.

Asset management fees charged by the Company to the Sponsored REITs and reported as revenue by the Company amounted to approximately $140,000 and $149,000 for the three months ended June 30, 2004 and 2003, respectively, and $255,000 and $298,000 for the six months ended June 30, 2004 and 2003, respectively, and is included in "Other" revenue in the Consolidated Statements of Income. Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days' notice.

4. Bank Note Payable

The Company has a revolving line of credit agreement (the "Loan Agreement") with a group of banks providing for borrowings at the Company's election of up to $125,000,000. Borrowings under the Loan Agreement bear interest at either the bank's base rate or a variable LIBOR rate, as defined. The balance outstanding was $0 and $4,117,000 as of June 30, 2004 and December 31, 2003, respectively.

The Loan Agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the maintenance of at least $1,500,000 in operating cash accounts, a minimum tangible net worth and compliance with various debt and operating income ratios, as defined in the Loan Agreement. The Company was in compliance with the Loan Agreement's financial covenants as of June 30, 2004. The Loan Agreement matures on August 18, 2005.

5. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at or during the periods ended June 30, 2004 and 2003.

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

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6. Business Segments (continued)

The Company evaluates the performance of its reportable segments based on Cash Available for Distribution ("CAD") as management believes that CAD represents the most accurate measure of the reportable segment's activity and is the basis for distributions paid to equity holders. The Company defines CAD as: net income as computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"); plus certain non-cash items included in the computation of net income (depreciation and amortization, gain or loss on the sale of real estate, equity in earnings from non-consolidated REITs net of cash received, certain non-cash compensation expenses and straight-line rent adjustments); plus the net proceeds from the sale of land; less capital expenditures and payments for deferred leasing commissions, plus proceeds from (payments to) cash reserves established at the acquisition date of the property. Depreciation and amortization, gain or loss on the sale of real estate, equity in earnings from non-consolidated REITs net of cash received, non-cash compensation and straight-line rents are an adjustment to CAD, as these are non-cash items included in net income. Capital expenditures, payments of deferred leasing commissions and the proceeds from (payments to) the funded reserve are an adjustment to CAD, as they represent cash items not reflected in net income.

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

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6. Business Segments (continued)

Cash Available for Distribution by business segment is as follows (in thousands):

                                                                     Investment Banking/
                                               Rental Operations     Investment Services      Totals
                                               -----------------     -------------------      ------

Three Months Ended March  31, 2003

Net Income                                           $  6,986              $    302           $  7,288
Depreciation and amortization                             901                    30                931
Straight line rent                                        432                    --                432
Gain on sale of property                               (1,421)                   --             (1,421)
Capital expenditures                                     (183)                   --               (183)
Payment of deferred leasing costs                         (53)                   --                (53)
Proceeds from funded reserve                              191                    --                191
                                                     --------              --------           --------
Cash Available for Distribution                      $  6,853              $    332           $  7,185
                                                     ========              ========           ========

Three Months Ended June 30, 2003

Net Income                                           $  6,474              $    309           $  6,783
Depreciation and amortization                           1,530                   (23)             1,507
Straight line rent                                        208                    --                208
Capital expenditures and capitalized merger costs      (1,525)                   --             (1,525)
Payment of deferred leasing costs                         (94)                   --                (94)
Proceeds from funded reserve                              615                    --                615
                                                     --------              --------           --------
Cash Available for Distribution                      $  7,208              $    286           $  7,494
                                                     ========              ========           ========

Six Months Ended June 30, 2003

Net Income                                             13,460                   611             14,071
Depreciation and amortization                           2,431                     7              2,438
Straight line rent                                        640                    --                640
Gain on sale of property                               (1,421)                   --             (1,421)
Capital expenditures and capitalized merger costs      (1,708)                   --             (1,708)
Payment of deferred leasing costs                        (147)                   --               (147)
Proceeds from funded reserve                              806                    --                806
                                                     --------              --------           --------
Cash Available for Distribution                      $ 14,061              $    618           $ 14,679
                                                     ========              ========           ========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6. Business Segments (continued)

Cash Available for Distribution by business segment is as follows (in thousands):

                                                                                          Investment Banking/
                                                                    Rental Operations     Investment Services      Totals
                                                                    -----------------     -------------------      ------

Three Months Ended March 31, 2004

Net Income                                                              $ 12,739               $    480           $ 13,219
Depreciation and amortization                                              3,235                     24              3,259
Straight line rent revenue                                                  (340)                    --               (340)
Non-cash compensation expense                                                 --                    162                162
Capital expenditures                                                        (100)                   (17)              (117)
Payment of deferred leasing costs                                           (151)                    --               (151)
Equity in earnings from non-consolidated REITs, net of cash received         (44)                    --                (44)
Proceeds from funded reserves                                                251                     --                251
                                                                        --------               --------           --------

Cash Available for Distribution                                         $ 15,590               $    649           $ 16,239
                                                                        ========               ========           ========

Three Months Ended June 30, 2004

Net Income                                                              $ 12,780               $    896           $ 13,676
Depreciation and amortization                                              3,501                     55              3,556
Straight line rent revenue                                                  (514)                    --               (514)
Capital expenditures                                                        (430)                   (72)              (502)
Payment of deferred leasing costs                                           (101)                    --               (101)
Payments to (proceeds from) funded reserve                                   531                     --                531
Equity in earnings from non-consolidated REITs, net of cash received          (9)                    --                 (9)
                                                                        --------               --------           --------
Cash Available for Distribution                                         $ 15,758               $    879           $ 16,637
                                                                        ========               ========           ========

Six Months Ended June 30, 2004

Net Income                                                              $ 25,519               $  1,376           $ 26,895
Depreciation and amortization                                              6,736                     79              6,815
Straight line rent revenue                                                  (854)                    --               (854)
Capital expenditures                                                        (530)                   (89)              (619)
Payment of deferred leasing costs                                           (252)                    --               (252)
Payments to (proceeds from) funded reserve                                   782                     --                782
Non-cash compensation                                                         --                    162                162
Equity in earnings from non-consolidated REITs, net of cash received         (53)                    --                (53)
                                                                        --------               --------           --------
Cash Available for Distribution                                         $ 31,348               $  1,528           $ 32,876
                                                                        ========               ========           ========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6. Business Segments (continued)

The following table is a summary of other financial information by business segment (in thousands):

                                                                     Investment Banking/
                                               Rental Operations     Investment Services      Totals
                                               -----------------     -------------------      ------

Three Months Ended June 30, 2004:
  Revenue                                            $ 22,857             $  5,822             $ 28,679
  Interest Income                                         117                    5                  122
  Interest Expense                                        253                   --                  253
  Capital Expenditures                                    430                   72                  502

Total assets at June 30, 2004                        $518,313             $  5,513             $523,826

Three Months Ended June 30, 2003:
  Revenue                                            $ 12,107             $  2,535             $ 14,642
  Interest Income                                          40                   19                   59
  Interest Expense                                        207                   --                  207
  Income from discontinued operations                      49                   --                   49
  Capital Expenditures                                  1,525                   --                1,525

Total assets at June 30, 2003                        $565,261             $  6,083             $571,344

Six Months Ended June 30, 2004:
  Revenue                                            $ 45,749             $  9,584             $ 55,333
  Interest Income                                         328                   21                  349
  Interest Expense                                         --                   --                  517
  Capital Expenditures                                    530                   89                  619

Total assets at June 30, 2004                        $518,313             $  5,513             $523,826

Six Months Ended June 30, 2003:
  Revenue                                            $ 21,248             $  5,942             $ 27,190
  Interest Income                                          68                   40                  108
  Interest Expense                                        538                   --                  538
  Income from discontinued operations                     144                   --                  144
  Capital Expenditures                                  1,708                   --                1,708

Total assets at June 30, 2003                        $565,261             $  6,083             $571,344

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7. Cash Dividends

The Company declared and paid dividends as follows (in thousands, except per share amounts):

                                             Dividends Per          Total
          Quarter Paid                           Share            Dividends
      ----------------------                 -------------        ---------

      First Quarter of 2004                        $0.31           $ 15,382
      Second Quarter of 2004                        0.31             15,385
                                                                   --------
                                                                   $ 30,767
                                                                   ========

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

The income tax expense reflected in the consolidated statement of income relates only to FSP Investments. The expense differs from the amounts computed by applying the Federal statutory rate of 35% to income before income taxes as follows:

                                                                  For the              For the
                                                                 Six Months          Six Months
                                                                   Ended                Ended
      (in thousands)                                           June 30, 2004        June 30, 2003
                                                               -------------        -------------
      Federal income tax expense at statutory rate                   $ 823                $ 362
      Increase in taxes resulting from:
      State income taxes, net of federal impact                        145                   63
      Other                                                              8                   --
                                                               -------------        -------------
                                                                     $ 976                $ 425
                                                               =============        =============

No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of FSP Investments.

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

Pro forma operating results for the Company and the 13 Sponsored REITs the Company acquired during 2003 are shown in the following table. The results assume that the mergers occurred and the shares of the Company's stock were issued on January 1, 2003 and are not necessarily indicative of what the Company's actual financial position or results of operations would have been for the period indicated, nor do they purport to represent the results of operations for any future period.

                                                               For the
                                                          Six Months Ended
                                                            June 30, 2003
                                                          ----------------

      Revenues                                                 $ 46,418
      Expenses                                                  (25,271)
      Interest income                                               224
      Taxes on income                                              (425)
                                                               ---------
      Net income from continuing operations                      20,946
      Income from discontinued operations                         1,432
                                                               ---------
      Net income                                               $ 22,378
                                                               =========

      Weighted average shares outstanding                        49,630
                                                               =========

      Net income per share                                       $ 0.45
                                                               =========

10. Subsequent Events

The Company declared a dividend of $0.31 per share on July 30, 2004 to shareholders of record as of July 30, 2004.

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

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

No changes to our critical accounting policies have occurred since our Annual Report on Form 10-K for the year ended December 31, 2003 except with respect to our accounting policy regarding "Ownership of stock in a Sponsored REIT" as described below. This policy was previously reported on our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

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

Under the equity method, accounting policy judgments made by the Sponsored REITs could have a material affect on our net income. Also, if we determine that there is an other than temporary decline in the fair value of any of these investments, its investment balance would be written down to fair value and the amount of the write down would be included in our earnings. In evaluating the fair value of these investments, we have considered, among other things, the financial condition and near term prospects of the investment, earnings trends, asset quality, asset valuation models, and the financial condition and prospects for its industry. Incorrect assumptions may incorrectly report the carrying value of the asset and incorrectly report revenue.

Trends and Uncertainties

Real Estate Operations

The portfolio remained 90% leased at the end of the second quarter. No major leases expired during the quarter, and no new large leases were signed.

Our three Houston area apartments continue to face weakened demand for apartment units. No major improvement in rents or occupancy is expected in the next quarter, although an increase in mortgage interest rates could help to increase the supply of renters versus homebuyers.

During the second quarter of 2004, we continued to see an increase in leasing activity in the office sector with a slight improvement in occupancy and absorption rates in some of our markets, but we cannot predict if this leasing activity will lead to an increase in occupancy in our buildings, which markets will improve first, or if there will be an increase in rental rates. Some of our current office vacancy is a result of large corporations shedding excess space that they acquired as a result of a merger or acquisition, and we expect to see that trend continue in the next quarter. If we cannot lease the space given back by those tenants before their leases expire, then our occupancy rates could decrease. We expect the competition for office tenants that we experienced in the first half of the year to continue in the third quarter of 2004 and to cause leasing commissions, tenant improvements, and rent concessions to remain high.

Our utility costs have increased, and we expect our utility costs to follow the national trends. While many of our leases allow us to pass the increase in utility costs on to the tenants, not all of our leases allow us to do so. We also have to pay for the costs if the space becomes vacant. In contrast to utility costs, we may realize a reduction in real estate taxes at many of our buildings if the abatements of real estate tax assessments that we have received as a result of appeals are not offset by increases in tax rates by the local municipalities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table summarizes property wholly owned by us as of the dates indicated:

                                                          June 30,
                                                ----------------------------
                                                   2004               2003

      Residential:
            Number of properties                        4                  5
            Number of apartment units                 837                996

      Commercial:
            Number of properties                       24                 24
            Square footage                      3,049,357          3,049,357

Investment Banking/Investment Services

Unlike our real estate operations business, which provides a rental revenue stream which is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature. Both the number of Sponsored REIT syndications completed and the amount of equity raised in 2003 were below our expectations. Syndication business in the first half of 2004 was also slightly below already reduced expectations. Future business in this area is unpredictable.

Our property acquisition executives continue to be concerned about high valuation levels for prime commercial investment real estate in 2004. It appears that a combination of factors, including relatively low interest rates, a recovering general economy and increased capital allocation to real estate assets, is increasing prices on many properties we would have an interest in acquiring. This general price increase is causing capitalization rates to fall and prices per square foot to rise. Specifically, our acquisition executives fear that we will not be able to purchase enough property during the second half of 2004 at a price acceptable under our investment criteria to grow our overall investment banking/investment services business for the full year. In the first half of 2004 investment demand by our client base exceeded our ability to acquire acceptable properties. If this situation continues into the second half of the year, lower revenues from this business could reduce the cash available for distribution to stockholders as dividends. However, the same capital market forces that are causing higher real estate prices and difficulties in achieving property acquisition goals are also presenting some appealing opportunities for the dispositions of certain of our assets. Although our general intention is to hold our properties for long-term appreciation, if opportunities present themselves that are sufficiently attractive, we may take advantage of the current market environment in 2004 and sell certain selected real estate assets. The sale of these assets could generate cash gains available for distribution to shareholders as dividends.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following table shows variance in dollars for the three and six months ended June 30, 2004 and 2003:

                                                               Variance          Variance
                                                             For the three     For the six
(in thousands)                                               months ended      months ended
                                                               June 30,          June 30,
                                                             2004 and 2003    2004 and 2003
                                                             -------------    -------------
Revenue
   Rental operations
   Rental income                                                $  7,582         $ 20,228
   Transaction income                                              2,918            2,705
   Sponsored REIT income                                             192            1,433
   Other                                                              59              136
                                                                --------         --------
        Total rental operations                                   10,751           24,502
                                                                --------         --------
   Investment banking/investment services
   Syndication fees                                                3,233            3,041
   Transaction fees                                                   53              600
                                                                --------         --------
        Total investment banking/investment services revenue       3,286            3,641
                                                                --------         --------
Total revenue                                                     14,037           28,143
                                                                --------         --------

Expenses
   Rental operations
   Rental operating expenses                                       1,320            3,186
   Real estate taxes and insurance                                 1,040            2,663
   Depreciation and amortization                                   1,988            4,364
   Sponsored REIT expense                                            285            1,037
   Selling, general and administrative                              (207)             (92)
   Interest Expense                                                   46              (21)
                                                                --------         --------
        Total rental operations                                    4,472           11,137
                                                                --------         --------
   Investment banking/investment services
   Selling, general and administrative                               479              492
   Commission expense                                              1,677            1,581
   Depreciation and amortization                                      78               72
   Shares issued as compensation                                      --              162
                                                                --------         --------
        Total investment banking/investment services               2,234            2,307
                                                                --------         --------
Total expenses                                                     6,706           13,444
                                                                --------         --------

Income before interest income and taxes on income                  7,331           14,699
   Interest income                                                    63              241
   Taxes on income                                                   452              551
                                                                --------         --------
Income from continuing operations                                  6,942           14,389

   Income from discontinued operations                               (49)            (144)
   Gain on sale of real estate from discontinued operations           --           (1,421)
                                                                --------         --------

Net income                                                      $  6,893         $ 12,824
                                                                ========         ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended June 30, 2004 to the three months ended June 30, 2003:

We completed the syndication of two Sponsored REITs and substantially completed the syndication of a third Sponsored REIT in the three months ended June 30, 2004. The aggregate proceeds from the syndication of these three Sponsored REITs was $83.0 million, an increase of $50.6 million compared to the gross proceeds of $32.4 million in the comparable period in 2003 from the partial syndication of one Sponsored REIT.

On June 1, 2003 we completed the acquisition by merger of 13 Sponsored REITs. This merger more than doubled the size of our real estate operations. The results of operations for these 13 properties are included in our operating results for three months in 2004 compared to one month in 2003. We operated 28 properties for the three-month period ended June 30, 2004, and 15 properties for two months, and 28 properties for one month, in the comparable period of 2003. Increases in rental revenues and expenses for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 are primarily a result of this merger. The results of operations for the two properties that were sold in 2003 have been classified as discontinued operations.

Revenue

Total revenues increased $14.0 million, or 96%, to $28.7 million for the three months ended June 30, 2004, as compared to $14.6 million for the comparable period in 2003.

Income from rental operations was $22.9 million for the three months ended June 30, 2004, an increase of $10.7 million, or 89%, compared to the three months ended June 30, 2003. The increase is attributable to:

o An increase in rental revenue $7.6 million of which $7.4 million relates to the 13 properties acquired by the Company in June 2003;
o An increase in transaction fees of $2.9 million as a result of increased syndication activity; and
o Sponsored REIT income of $0.2 million as a result of increased syndication activity.

Investment banking/investment services revenue was $5.8 million for the three months ended June 30, 2004, an increase of $3.3 million, or 130%, compared to the three months ended June 30, 2003. The increase is attributable to the increase in syndication activity.

Expenses

Total expenses were $14.4 million for the three months ended June 30, 2004, an increase of $6.7 million, or 86%, compared to the three months ended June 30, 2003.

Expenses for rental operations were $10.2 million for the three months ended June 30, 2004, a net increase of $4.5 million, or 78%, compared to the three months ended June 30, 2003. The increase is attributable to:

o Rental operation expenses aggregating $4.5 million for the 13 properties acquired by the Company in June, 2003;
o An increase of $0.3 million of Sponsored REIT expenses as a result of increased syndication activity
o These expenses were offset by a decrease in selling, general and administrative expenses of $0.2 million relating to certain professional fees incurred in 2003 but did not occur in 2004.

Expenses for investment banking services were $4.3 million for the three months ended June 30, 2004, an increase of $2.2 million, or 109%, compared to the three months ended June 30, 2003. The increase is attributable to:

o An increase of $1.7 million of commission expenses relating to increased syndication activity;
o An increase of $0.5 million in selling, general and administrative expenses of which $0.2 million relates to an investor relations consulting project; and $0.3 million relates to a general increase in overhead costs resulting from increased personnel and occupancy costs;

Interest income for the three month period ended June 30, 2004 was consistent with the comparable period of 2003.

Taxes on income increased $0.5 million as a result of increased syndication activity. The tax rate was consistent with the comparable period of 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003:

We completed the syndication of four Sponsored REITs and substantially completed the syndication of a fifth Sponsored REIT in the six months ended June 30, 2004. The total proceeds from the syndication of these five Sponsored REITs was $132.2 million, an increase of $46.9 million compared to total gross proceeds of $85.3 million in the comparable period in 2003 from the syndication of two Sponsored REITs.

The results of operations for the 13 properties acquired in 2003 are included in our operating results for six months in 2004 compared to one month in 2003. We operated 28 properties for the six-month period ended June 30, 2004, and 15 properties for five months, and 28 properties for one month, in the comparable period of 2003. Increases in rental revenues and expenses in the six months ended June 30, 2004 are primarily a result of this merger. The results of operations for the two properties that were sold in 2003 have been classified as discontinued operations.

Revenue

Total revenue increased $28.1 million, or 103%, to $55.3 million for the six months ended June 30, 2004, as compared to $27.2 million for the comparable period in 2003.

Revenue from rental operations was $45.7 million for the six months ended June 30, 2004, an increase of $24.5 million, or 115%, compared to the six months ended June 30, 2003. The increase is attributable to:

o An increase in rental revenue of $20.2 million, of which $19.9 million relates to the 13 properties acquired by the Company in June 2003. This includes a lease termination fee of approximately $1.2 million paid by a tenant;
o An increase in transaction income of $2.7 million and sponsored REIT income of $1.4 million, both as a result of our increased syndication activity in 2004; and
o An increase in other revenue of $0.1 million primarily representing our proportionate share of income from FSP Blue Lagoon Drive Corp. in which we acquired an interest in preferred stock in January 2003.

Investment banking/investment services revenue was $9.6 million for the six months ended June 30, 2004; an increase of $3.6 million, or 61%, compared to the six months ended June 30, 2003. The increase is attributable to the increase in gross syndication proceeds as discussed above.

Expenses

Total expenses were $27.8 million for the six months ended June 30, 2004, an increase of $13.4 million, or 94%, compared to the six months ended June 30, 2003.

Expenses for rental operations were $20.6 million for the six months ended June 30, 2004, a net increase of $11.1 million, or 118%, compared to the six months ended June 30, 2003. The increase is attributable to:

o Rental operation expenses aggregating $10.3 million for the 13 properties acquired by the Company in June, 2003; and
o An increase of $1.0 million of Sponsored REIT expenses as a result of increased syndication activity.

Expenses for investment banking services were $7.2 million for the six months ended June 30, 2004, an increase of $2.3 million, or 46%, compared to the six months ended June 30, 2003. The increase is attributable to:

o An increase of $1.6 million in commissions and broker expenses as a result of increased syndication activity;
o An increase of $0.1 million in office rents and occupancy expenses as a result of increasing office space in the third quarter of 2003;
o An increase of $0.2 million relating to a investor relations consulting project;
o Expenses of $0.2 million as a result of the issuance of shares as compensation in 2004. No shares were issued in 2003; and
o An aggregate net increase of $0.2 million in other selling, general and administrative expenses.

Interest income for the six-month period ended June 30, 2004 was consistent with the comparable period of 2003.

Taxes on income increased $0.6 million as a result of increased syndication activity. The tax rate was consistent with the comparable period of 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Cash and cash equivalents were $59.0 million and $58.8 million at June 30, 2004 and December 31, 2003, respectively. This increase of $0.2 million is attributable to $36.0 million provided by operating activities; $0.8 million used for investing activities; and $35.0 million used for financing activities.

Operating Activities

The cash provided by the Company's operating activities of $36.0 million is primarily attributable to net income of $26.9 million plus the add-back of $6.9 million from non-cash activity, principally consisting of depreciation and amortization, plus a $2.4 million net change in operating assets and liabilities, less payments for deferred leasing costs of $0.3 million.

Investing Activities

The Company's cash used for investing activities of $0.8 million is attributable to $4.1 million in proceeds from the sale of assets held for syndication offset by $0.6 million used for the purchase of real estate assets, office computers and furniture, and a $4.2 million investment in non-consolidated REIT.

Financing Activities

The Company's cash used for financing activities of $35.0 million is attributable to $4.1 million in payments on our line of credit, and $30.8 million of distributions to the Company's shareholders as dividends.

Sources and Uses of Funds

Our principal demands for liquidity are cash for operations, dividends to equity holders, debt repayments and expenses associated with indebtedness. As of June 30, 2004 we had approximately $10.8 million in liabilities. The Company has no permanent, long-term debt. In the near term, liquidity is generated from funds from ongoing real estate operations and transaction fees and commissions received in connection with the sale of shares in new Sponsored REITs.

Contingencies

We are subject to various legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Assets Held For Syndication

In July 2004 we completed the syndication of FSP 1441 Main Street Corp.

Related Party Transactions

In the three months ended June 30, 2004, we completed the syndication of two Sponsored REITs and substantially completed the syndication of a third Sponsored REIT. The Company did not enter into any other significant transactions with related parties during the quarter ended June 30, 2004. For a discussion of transactions between the Company and related parties during 2003, see "Related Party Transactions" under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Economic Conditions

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the six months ended June 30, 2004, the rental income exceeded the expenses for each individual property, with the exception of Blue Ravine. The single tenant lease at the Blue Ravine property located in Folsom, California, expired June 30, 2003; there is no new lease, and we expect that the property will not produce revenue to cover its expenses in the third quarter. In addition to rental income we maintain cash reserves that may be used to fund unusual expenses or major capital improvements.

The cash reserves included in cash and cash equivalents, which as of June 30, 2004 were approximately $15.7 million, are in excess of the known needs for extraordinary expenses or capital improvements for the real properties currently owned by us within the next year. There are no external restrictions on these reserves, and they may be used for any business purpose.

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

Growth in our investment banking/investment services business is dependent on the ability of our acquisition executives to find properties for sale which meet our investment criteria. To the extent they fail to find such properties, we will be unable to syndicate offerings of Sponsored REITs to investors, and this segment of our business could have lower revenue, which would reduce the cash available for distribution to our stockholders.

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

As of June 30, 2004, we owned 28 properties. Some or all of these properties may decline in value. To the extent our real properties decline in value, our stockholders could lose some or all the value of their investments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

New acquisitions may fail to perform as expected.

We may acquire new properties, whether by cash purchase, by acquisition of Sponsored REITs or by investment in a Sponsored REIT. Newly acquired properties may fail to perform as expected, in which case our results of operations could be adversely affected.

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

Staggered Board. Our board of directors is divided into three classes. The terms of these classes will expire in 2005, 2006 and 2007, respectively. Directors of each class are elected for a three-year term upon the expiration of the initial term of each class. The staggered terms for directors may affect our stockholders' ability to effect a change in control even if a change in control were in the stockholders' best interests.

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

There is no public trading market for our common stock, and we cannot assure you that any market will develop or that, if such a market develops, there will be any liquidity in such a market for our common stock. We have announced our intention to file an application for the listing of our stock on the American Stock Exchange. However, there is no assurance that we will file such application, or in the event that we do, that the American Stock Exchange will accept it.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We were not a party to any derivative financial instruments at or during the three months ended June 30, 2004.

We borrow from time to time on our line of credit. These borrowings bear interest at a variable rate. As of June 30, 2004, $0 was outstanding under this line of credit. We have used the funds from our line of credit for the purpose of making interim mortgage loans to Sponsored REITs. These mortgage loans bear interest at the same variable rate payable by us under our line of credit. Therefore, we believe that we have mitigated our interest rate risk with respect to our borrowings.

Item 4. Controls and Procedures.

Our management, with the participation of FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Vice President and Chief Operating Officer (equivalent of Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(d) under the Exchange Act) as of June 30, 2004. Based on this evaluation, FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Vice President and Chief Operating Officer (equivalent of Chief Financial Officer) concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Vice President and Chief Operating Officer (equivalent of Chief Financial Officer) by others within these entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings:

            Not applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
        Securities:

            Not applicable.

Item 3. Defaults Upon Senior Securities:

            Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders:

            On May 7, 2004, the Registrant held its 2004 Annual Meeting of Stockholders (the "2004 Annual Meeting"). The 2004 Annual Meeting was called for the following purposes: (1) to elect two Class II directors to serve until the 2007 annual meeting and (2) to transact such other business as may properly come before the meeting or any adjournment thereof.

            The following table sets forth the names of the directors elected at the 2004 Annual Meeting for new three-year terms and the number of votes cast for and withheld for each director:

                                                                 Withheld
                   Directors                 For             Authority to Vote
                   ---------                 ---             -----------------

            Dennis J. McGillicudy       34,700,635.37           75,376.77
            Janet P. Notopoulos         34,753,638.14           22,374.00

            The names of each of the other directors whose terms of office continued after the 2004 Annual Meeting are as follows: George J. Carter, Barry Silverstein, Barbara J. Fournier and Richard R. Norris.

Item 5. Other Information:

            Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

      (a)   Exhibits:

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

      (b)   Reports on Form 8-K:

            On May 7, 2004 the Registrant filed a current report on Item 9 of Form 8-K dated May 7, 2004 to report that George J. Carter, President, Chief Executive Officer, and a member of the Board of Directors of the Registrant, intended to inform the stockholders of the Registrant at the Annual Meeting of Stockholders that the Registrant's Board of Directors had authorized management to pursue a listing on the American Stock Exchange.

            On June 1, 2004 the Registrant filed a current report on Item 5 of Form 8-K dated June 1, 2004 to report that John Burke had been elected as a member of the Board of Directors of the Registrant and appointed as chairperson of the Audit Committee of the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Franklin Street Properties Corp.


    Date                      Signature                    Title


July 30, 2004           /s/ George J. Carter        Chief Executive Officer and
                           ------------------       Director (Principal Executive Officer)
                             George J. Carter



July 30, 2004           /s/ Lloyd S. Dow            Senior Vice President and Controller
                            -----------------       (Principal Accounting Officer)
                             Lloyd S. Dow