Form 10-Q
period 2004-09-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2004-11-08
CIK 1031316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q


(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2004

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

         YES |X|                                               NO |_|

The number of shares of common stock outstanding as of October 29, 2004 was 49,629,763.

                        Franklin Street Properties Corp.

                                    Form 10-Q

                                Quarterly Report
                               September 30, 2004

                                Table of Contents


Part I.  Financial Information
                                                                            Page
                                                                            ----
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 2004
                     and December 31, 2003................................     3

                  Consolidated Statements of Income for the three and
                     nine months ended September 30, 2004 and 2003........     4

                  Consolidated Statements of Cash Flows for the nine
                     months ended September 30, 2004 and 2003.............     5

                  Notes to Consolidated Financial Statements..............  6-15

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.................. 16-28

         Item 3.  Quantitative and Qualitative Disclosures about
                     Market Risk..........................................    28

         Item 4.  Controls and Procedures.................................    29

Part II. Other Information

         Item 1.  Legal Proceedings.......................................    30

         Item 2.  Unregistered Sales of Equity Securities and
                     Use of Proceeds......................................    30

         Item 3.  Defaults upon Senior Securities.........................    30

         Item 4.  Submission of Matters to a Vote of Security Holders.....    30

         Item 5.  Other Information.......................................    30

         Item 6.  Exhibits................................................ 30-31

Signatures        ........................................................    32

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                              September 30,       December 31,
(in thousands, except shares and par value amounts)                               2004               2003
==============================================================================================================
Assets:

Real estate investments, at cost:
     Land                                                                       $  71,236            $ 71,236
     Buildings and improvements                                                   404,131             403,243
     Fixtures and equipment                                                           894                 889
--------------------------------------------------------------------------------------------------------------
                                                                                  476,261             475,368
     Less accumulated depreciation                                                 34,064              25,836
--------------------------------------------------------------------------------------------------------------

Real estate investments, net                                                      442,197             449,532

Acquired real estate leases, net of accumulated amortization of
   $3,157 and $1,539                                                                6,346               7,964
Investment in non-consolidated REITs                                                4,292                  --
Assets held for syndication                                                            --               4,117
Cash and cash equivalents                                                          50,630              58,793
Restricted cash                                                                     1,039                 982
Tenant rent receivables, less allowance for doubtful accounts of
    $386 and $155, respectively                                                       552                 881
Straight-line rent receivables, less allowance for doubtful accounts of
   $460 and $360, respectively                                                      4,980               4,087
Prepaid expenses                                                                    3,475                 806
Office computers and furniture, net of accumulated depreciation of
   $563 and $473, respectively                                                        408                 398
Deferred leasing commissions, net of accumulated amortization of
   $810 and $586, respectively                                                      1,293                 969
--------------------------------------------------------------------------------------------------------------

      Total assets                                                              $ 515,212            $528,529
==============================================================================================================

Liabilities and Stockholders' Equity:

Liabilities:
Bank note payable                                                               $      --            $  4,117
Accounts payable and accrued expenses                                               8,574               5,030
Accrued compensation                                                                1,050               1,545
Tenant security deposits                                                            1,039                 982
--------------------------------------------------------------------------------------------------------------

     Total liabilities                                                             10,663              11,674
--------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
     Preferred Stock, $.0001 par value, 20,000,000 shares
       authorized, none issued or outstanding                                          --                  --
     Common Stock, $.0001 par value, 180,000,000 shares
        authorized, 49,629,763 and 49,630,338 issued and outstanding                    5                   5
     Additional paid-in capital                                                   512,813             512,797
     Treasury stock, 575 shares, at cost                                              (10)                 --
     Retained earnings (distributions in excess of earnings)                       (8,665)              3,647
     Accumulated undistributed net realized gain on sale of properties                406                 406
--------------------------------------------------------------------------------------------------------------

     Total Stockholders' Equity                                                   504,549             516,855
--------------------------------------------------------------------------------------------------------------

     Total Liabilities and Stockholders' Equity                                 $ 515,212            $528,529
==============================================================================================================

                    See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                        For the                       For the
                                                                                   Three Months Ended            Nine Months Ended
                                                                                     September 30,                 September 30,
                                                                                ----------------------------------------------------
(in thousands, except per share amounts)                                          2004           2003           2004         2003
====================================================================================================================================

Revenue:
     Rental                                                                      $ 16,344        $17,767       $51,411       $32,606
     Syndication fees                                                                 155          6,019         8,603        11,426
     Transaction fees                                                                 467          6,128         9,209        11,565
     Sponsored REIT revenue                                                            23          1,541         2,357         2,442
     Management fees and interest income from loans                                   185            247           803           837
     Equity in earnings of investment in non-consolidated REITs                        70             --           182            --
     Other                                                                              1              1            13            16
------------------------------------------------------------------------------------------------------------------------------------

             Total revenue                                                         17,245         31,703        72,578        58,892
------------------------------------------------------------------------------------------------------------------------------------

Expenses:
     Real estate operating expenses                                                 3,496          3,540        10,267         7,125
     Real estate taxes and insurance                                                2,135          2,325         6,702         4,229
     Depreciation and amortization                                                  3,287          3,219         9,984         5,464
     Sponsored REIT expenses                                                           15          1,365         1,693         2,006
     Selling, general and administrative                                            1,626          1,376         4,920         4,124
     Commissions                                                                       97          3,006         4,384         5,712
     Interest                                                                          --            257           517           795
------------------------------------------------------------------------------------------------------------------------------------

       Total expenses                                                              10,656         15,088        38,467        29,455
------------------------------------------------------------------------------------------------------------------------------------

Income before interest income and taxes on income                                   6,589         16,615        34,111        29,437
Interest income                                                                       140            130           489           238
------------------------------------------------------------------------------------------------------------------------------------

Income before taxes on income                                                       6,729         16,745        34,600        29,675
Income tax expense (benefit)                                                         (216)         1,035           760         1,460
------------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations                                                   6,945         15,710        33,840        28,215
Income from discontinued operations                                                    --             56            --           201
Gain on  sale of properties, less applicable income tax                                --          4,914            --         6,335
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                                       $  6,945        $20,680       $33,840       $34,751
====================================================================================================================================

Weighted average number of shares outstanding,
     basic and diluted                                                             49,630         49,630        49,628        35,741
====================================================================================================================================

Net income per share, basic and diluted, attributable to:
     Continuing operations                                                       $   0.14        $  0.32       $  0.68       $  0.79
     Gain on sale of properties, less applicable income tax                            --           0.10            --          0.18
------------------------------------------------------------------------------------------------------------------------------------

Net income per share, basic and diluted                                          $   0.14        $  0.42       $  0.68       $  0.97
====================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                     For the
                                                                                                                Nine Months Ended
                                                                                                                  September 30,
                                                                                                            ------------------------
(in thousands)                                                                                                2004          2003
====================================================================================================================================
Cash flows from operating activities:
   Net income                                                                                               $ 33,840      $  34,751
   Adjustments to reconcile net income to net cash provided by  operating activities:
     Depreciation and amortization expense                                                                     9,984          5,808
     Amortization of above market lease                                                                          176             --
     Gain on sale of real estate assets                                                                           --         (6,335)
     Equity in earnings from non-consolidated REITs                                                             (182)            --
     Distributions from non-consolidated REITs                                                                   147             --
     Shares issued as compensation                                                                               162             --
   Changes in operating assets and liabilities:
     Restricted cash                                                                                             (57)            30
     Tenant rent receivables, net                                                                                329           (312)
     Straight-line rents, net                                                                                   (893)          (454)
     Prepaid expenses and other assets, net                                                                   (2,669)          (274)
     Accounts payable and accrued expenses                                                                     3,534         (5,114)
     Accrued compensation                                                                                       (485)           730
     Tenant security deposits                                                                                     57            (30)
   Payment of deferred leasing commissions                                                                      (548)          (481)
------------------------------------------------------------------------------------------------------------------------------------

      Net cash provided by (used for) operating activities                                                    43,395         28,319
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Cash acquired through issuance of common stock in merger transaction                                         --         23,524
     Purchase of real estate assets, office computers and furniture, capitalized merger costs                   (993)        (2,246)
     Investment in non-consolidated REITs                                                                     (4,257)            --
     Change in deposits on real estate assets                                                                     --            341
     Sale of assets held for syndication                                                                       4,117             --
     Proceeds received on sales of real estate assets                                                             --         21,815
------------------------------------------------------------------------------------------------------------------------------------

     Net cash provided by (used for) investing activities                                                     (1,133)        43,434
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Distibutions to stockholders                                                                            (46,152)       (25,406)
     Proceeds from (payments to) bank note payable, net                                                       (4,117)            --
     Purchase of treasury stock                                                                                 (156)            --
------------------------------------------------------------------------------------------------------------------------------------

     Net cash  provided by (used for) financing activities                                                   (50,425)       (25,406)
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                          (8,163)        46,347

Cash and cash equivalents, beginning of period                                                                58,793         22,316
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                                                    $ 50,630      $  68,663
====================================================================================================================================

Supplemental disclosure of cash flow information:
     Cash paid for:
       Interest                                                                                             $     51      $     795
       Income taxes                                                                                            1,450          1,963
     Non-cash investing and financing activities:
       Dividends declared but not paid                                                                            --         21,341
       Assets acquired through issuance of common stock in merger transaction, net                                --        297,648

                    See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation, and Recent Accounting Pronouncements

Organization

Franklin Street Properties Corp. (together with its subsidiaries, "FSP Corp." or the "Company," known as Franklin Street Partners Limited Partnership, or the "Partnership", prior to January 1, 2002) was formed as a Massachusetts limited partnership on February 4, 1997. In December 2001, the limited partners of the Partnership approved the conversion of the Partnership from a partnership into a corporation (the "Conversion"). The Conversion was effective January 1, 2002, and was accomplished as a tax-free reorganization by merging the Partnership with and into a wholly owned subsidiary, Franklin Street Properties Corp., with the subsidiary as the surviving entity. In 2002, the Company elected to be taxed as a real estate investment trust ("REIT"). As part of the Conversion, all of the Partnership's outstanding units were converted on a one-for-one basis into 24,586,249 shares of common stock of the Company. The Conversion was accounted for as a reorganization of affiliated entities, with assets and liabilities recorded at their historical costs.

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

The Company operates in two business segments: real estate operations and investment banking/investment services. As part of the Company's real estate operations segment, FSP Property Management LLC, a wholly owned subsidiary of the Company, provides asset management and property management services for the Company's properties and for the Sponsored REITs (as defined below). As part of the Company's investment banking/investment services segment, FSP Investments LLC, a wholly owned subsidiary of the Company, provides real estate investment and broker/dealer services. FSP Investments' services include: (i) the organization of REIT entities (the "Sponsored REITs"), which are syndicated through private placements; (ii) the acquisition of real estate on behalf of the Sponsored REITs; and (iii) the sale of preferred stock in the Sponsored REITs.

As of September 30, 2004, the Company had a non-controlling interest in 12 Sponsored REITs.

Properties

The following table summarizes the Company's investment in real estate assets, excluding assets held for syndication:

                                                           As of
                                                       September 30,
                                                  2004               2003
                                             ---------------    ---------------
      Residential real estate
             Number of properties                       4                  4
             Number of apartments                     837                837

      Commercial real estate
             Number of properties                      24                 24
             Square feet                        3,049,357          3,049,357

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements (continued)

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other period.

Certain prior-year balances have been reclassified in order to conform to the current-year presentation.

Recent Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." In December 2003, the FASB revised FIN 46 with certain modifications and clarifications. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Application of this guidance was effective for all enterprises with VIEs created after January 31, 2003. In December 2003, FASB issued a revised FIN 46 which provided for the deferral of the effective date of the interpretation to January 1, 2004, for VIEs created prior to January 31, 2003. The adoption of FIN 46 had no effect on our financial statements.

2.    Investment Banking/Investment Services Activity

During the nine months ended September 30, 2004, the Company sold on a best efforts basis, through private placements, the preferred stock in the following Sponsored REITs:

                                                                       Date Syndication      Gross Proceeds
         Sponsored REIT                        Property Location       Completed             (in thousands)
         ------------------------------------- ----------------------- --------------------- ----------------
         FSP Blue Lagoon Drive Corp.           Miami, FL               January 30, 2004(1)      $    3,925(2)
         FSP Eldridge Green Corp.              Houston, TX             March 25, 2004               45,250
         FSP Highland Place I Corp.            Englewood, CO           May 13, 2004                 21,000
         FSP Satellite Place Corp.             Duluth, GA              June 21, 2004                27,700
         FSP 1441 Main Street Corp.            Columbia, SC            July 26, 2004                37,000
                                                                                                -------------
                                               Total                                            $  134,875
                                                                                                =============

      1. The syndication of FSP Blue Lagoon Drive Corp. commenced in the fourth quarter of 2003.

      2. Reflects gross proceeds received in 2004 by FSP Blue Lagoon Drive Corp., out of an aggregate of $54,975,000 raised in the syndication from outside investors.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

2.    Investment Banking/Investment Services Activity (continued)

Of the $134,875,000 gross proceeds from the sale of preferred stock in the Sponsored REITs, approximately $49,175,000 was syndicated in the three months ended March 31, 2004; $83,050,000 was syndicated in the three months ended June 30, 2004; and $2,650,000 was syndicated in the three months ended September 30, 2004.

The Company has in the past acquired by merger Sponsored REITs and entities similar to Sponsored REITs. On August 13, 2004 the Company entered into a merger agreement to acquire four Sponsored REITs (the "Merger Agreement"). The Company's business model for growth includes the potential acquisition by merger of Sponsored REITs in the future. However, except pursuant to the Merger Agreement, the Company has no legal or any other enforceable obligation to acquire or to offer to acquire any Sponsored REIT. In addition, any offer (and the related terms and conditions) that might be made in the future to acquire any Sponsored REIT would require the approval of the boards of directors of the Company and the Sponsored REIT and the approval of the shareholders of the Sponsored REIT, and any such acquisition may also require the approval of the shareholders of the Company.

3.    Related Party Transactions and Investments in Non-consolidated Entities

Syndication fees, Transaction fees and Sponsored REIT revenue and expenses:
The Company typically purchases and retains a non-controlling common stock ownership interest in the Sponsored REITs that it has organized. These ownership interests have virtually no economic benefit or risk. At September 30, 2004, December 31, 2003 and September 30, 2003, the Company had ownership interests in twelve, eight and seven Sponsored REITs, respectively.

Summarized financial information for these Sponsored REITs is as follows:

                                               September 30,   December 31,
        (unaudited)                               2004             2003
                                             ---------------   --------------
                                                      (in thousands)

        Balance Sheet Data:
        Real estate, net                          $ 374,243        $ 257,700
        Other assets                                 49,857           53,646
        Total liabilities                            (8,847)         (18,129)
                                             --------------------------------
        Shareholders' equity                      $ 415,253        $ 293,217
                                             ================================

                                                        For the                        For the
                                                   Three Months Ended             Nine Months Ended
                                                      September 30,                 September 30,
                                                  2004            2003           2004           2003
                                                 ----------------------------------------------------
                                                                    (in thousands)
        Operating Data:
        Rental revenue                           $ 14,522      $ 9,077        $ 41,076       $ 19,934
        Other revenue                                 141           47             383            122
        Operating and maintenance expenses         (5,684)      (2,873)        (13,896)        (6,535)
        Depreciation and amortization              (2,719)      (1,441)         (8,966)        (3,708)
        Interest expense and commitment fees         (154)      (6,155)         (8,403)       (11,751)
                                                 ----------------------------------------------------
        Net income (loss)                        $  6,106      $(1,345)       $ 10,194       $ (1,938)
                                                 ====================================================

The Company's proportionate share of revenue and expenses prior to completion of the syndication from these Sponsored REITs is shown in the following table:

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3. Related Party Transactions and Investments in Non-consolidated Entities (continued)

                               For the                          For the
                          Three Months Ended                Nine Months Ended
                             September 30,                    September 30,
                           2004        2003                 2004         2003
                         ------------------------------------------------------
                                            (in thousands)
       Revenue           $ 23       $ 1,541                $ 2,357      $ 2,442
       Expenses           (15)       (1,365)                (1,693)      (2,006)
                         ------------------------------------------------------
       Net               $  8       $   176                $   664      $   436
                         ======================================================

The Company provided syndication and real estate acquisition advisory services for Sponsored REITs in 2004 and 2003. For the three months ended September 30, 2004 and 2003, syndication fees were approximately $0.2 million and $6.0 million, respectively, and transaction fees were approximately $0.5 million and $6.1 million, respectively. For the nine months ended September 30, 2004 and 2003, syndication fees were approximately $8.6 million and $11.4 million, respectively, and transaction fees were approximately $9.2 million and $11.6 million, respectively.

Management fees and interest income from loans:

Asset management fees charged by the Company to the Sponsored REITs and reported as revenue by the Company amounted to approximately $183,000 and $85,000 for the three months ended September 30, 2004 and 2003, respectively, and $438,000 and $383,000 for the nine months ended September 30, 2004 and 2003, respectively. Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days' notice. The Company is typically entitled to interest on funds advanced to Sponsored REITs. The Company recognized interest income of approximately $2,000 and $162,000 for the three months ended September 30, 2004 and 2003, respectively, and $365,000 and $454,000 for the nine months ended September 30, 2004 and 2003, respectively, relating to these loans.

Equity in earnings of investment in non-consolidated REITs:

In January 2004 the Company purchased 49.25 preferred shares or 8.22% of Blue Lagoon for $4,248,000 (which represented $4,925,000 at the offering price net of commissions of $394,000 and loan fees of $283,000 that were excluded). The Company recognized equity in earnings resulting from its interest in preferred stock of Blue Lagoon of $70,000 and $182,000 for the three and nine months ended September 30, 2004, respectively. The Company received $88,000 and $147,000 in dividends for the three and nine months ended September 30, 2004, respectively.

4.    Bank Note Payable

The Company has a revolving line of credit agreement (the "Loan Agreement") with a group of banks providing for borrowings at the Company's election of up to $125.0 million. Borrowings under the Loan Agreement bear interest at either the bank's base rate or a variable LIBOR rate, as defined. There were no borrowings at September 30, 2004, and as of December 31, 2003 there was $4,117,000 outstanding.

The Loan Agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the maintenance of at least $1.5 million in operating cash accounts, a minimum tangible net worth and compliance with various debt and operating income ratios, as defined in the Loan Agreement. The Company was in compliance with the Loan Agreement's financial covenants as of September 30, 2004. The Loan Agreement matures on August 18, 2005.

5.    Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares are convertible into shares. There were no potential dilutive shares outstanding at or during the periods ended September 30, 2004 and 2003.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6.    Business Segments

The Company operates in two business segments: real estate operations, which includes real estate leasing, interim acquisition financing and asset/property management and investment banking/investment services, which include real estate acquisition and broker/dealer services. The Company has identified these segments because this discrete information is the basis upon which management makes decisions regarding resource allocation and performance assessment. The accounting policies of the reportable segments are the same as those described in the "Significant Accounting Policies" set forth in Note 2 to the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The Company's segments are located in the United States of America.

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

The funded reserve represents funds that the Company has set aside in anticipation of future capital needs. These reserves are typically used for the payment of capital expenditures, deferred leasing commissions and certain tenant allowances; however, there are no legal restrictions on their use and they may be used for any business purpose.

CAD should not be considered as an alternative to net income (determined in accordance with GAAP), as an indicator of the Company's financial performance, nor as an alternative to cash flows from operating activities (determined in accordance with GAAP), nor as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Other real estate companies may define CAD in a different manner. It is at the Company's discretion to retain a portion of CAD for operational needs. We believe that in order to facilitate a clear understanding of the financial results of the Company, CAD should be examined in connection with net income and cash flows from operating, investing and financing activities in the consolidated financial statements.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6.    Business Segments (continued)

Cash Available for Distribution by business segment is as follows (in thousands):

                                                                      Rental        Investment Banking/
                                                                    Operations      Investment Services       Totals
                                                                ------------------  -------------------  ------------------

Three months ended March  31, 2003

Net Income                                                      $            6,986   $              302  $            7,288
Depreciation and amortization                                                  901                   30                 931
Straight line rent                                                             432                   --                 432
Gain on sale of property                                                    (1,421)                  --              (1,421)
Capital expenditures                                                          (183)                  --                (183)
Payment of deferred leasing costs                                              (53)                  --                 (53)
Proceeds from funded reserve                                                   191                   --                 191
                                                                ------------------   ------------------  ------------------
Cash Available for Distribution                                 $            6,853   $              332  $            7,185
                                                                ==================   ==================  ==================

Three months ended June 30, 2003

Net Income                                                      $            6,474   $              309  $            6,783
Depreciation and amortization                                                1,530                  (23)              1,507
Straight line rent                                                             208                   --                 208
Capital expenditures and capitalized merger costs                           (1,525)                  --              (1,525)
Payment of deferred leasing costs                                              (94)                  --                 (94)
Proceeds from funded reserve                                                   615                   --                 615
                                                                ------------------   ------------------  ------------------
Cash Available for Distribution                                 $            7,208   $              286  $            7,494
                                                                ==================   ==================  ==================

Three months ended September 30, 2003
Net income                                                      $           19,190   $            1,490  $           20,680
Depreciation and amortization                                                3,267                   25               3,292
Straight line rent                                                          (1,015)                  --              (1,015)
Gain on sale of property                                                    (4,914)                  --              (4,914)
Capital expenditures; capitalized merger costs                                (331)                (207)               (538)
Payment of deferred leasing costs                                             (334)                  --                (334)
Proceeds from funded reserve                                                   824                   --                 824
                                                                ------------------   ------------------  ------------------
Cash Available for Distribution                                 $           16,687   $            1,308  $           17,995
                                                                ==================   ==================  ==================

Nine months ended September 30, 2003
Net income                                                      $           32,650   $            2,101  $           34,751
Depreciation and amortization                                                5,698                   32               5,730
Straight line rent                                                            (375)                  --                (375)
Loss (gain) on sale of property                                             (6,335)                  --              (6,335)
Capital expenditures; capitalized merger costs                              (2,039)                (207)             (2,246)
Payment of deferred leasing costs                                             (481)                  --                (481)
Proceeds from funded reserves                                                1,630                   --               1,630
                                                                ------------------   ------------------  ------------------
Cash Available for Distribution                                 $           30,748   $            1,926  $           32,674
                                                                ==================   ==================  ==================

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6.    Business Segments (continued)

Cash Available for Distribution by business segment is as follows (in thousands):

                                                                      Rental          Investment Banking/
                                                                    Operations        Investment Services        Totals
                                                                ------------------    -------------------   ------------------

Three months ended March 31, 2004

Net Income                                                      $           12,739    $              480    $           13,219
Depreciation and amortization                                                3,235                    24                 3,259
Straight line rent revenue                                                    (340)                   --                  (340)
Non-cash compensation expense                                                   --                   162                   162
Capital expenditures                                                          (100)                  (17)                 (117)
Payment of deferred leasing costs                                             (151)                   --                  (151)
Equity in earnings from non-consolidated REITs, net of
   cash received                                                               (44)                   --                   (44)
Proceeds from funded reserves                                                  251                    --                   251
                                                                ------------------    ------------------    ------------------
Cash Available for Distribution                                 $           15,590    $              649    $           16,239
                                                                ==================    ==================    ==================

Three months ended June 30, 2004

Net Income                                                      $           12,780    $              896    $           13,676
Depreciation and amortization                                                3,501                    55                 3,556
Straight line rent revenue                                                    (514)                   --                  (514)
Capital expenditures                                                          (430)                  (72)                 (502)
Payment of deferred leasing costs                                             (101)                   --                  (101)
Payments to (proceeds from) funded reserve                                     531                    --                   531
Equity in earnings from non-consolidated REITs, net of
   cash received                                                                (9)                   --                    (9)
                                                                ------------------    ------------------    ------------------
Cash Available for Distribution                                 $           15,758    $              879    $           16,637
                                                                ==================    ==================    ==================

Three months ended September 30, 2004

Net Income                                                      $            7,247    $             (302)   $            6,945
Depreciation and amortization                                                3,311                    34                 3,345
Straight line rent revenue                                                     (39)                   --                   (39)
Capital expenditures                                                          (363)                  (11)                 (374)
Payment  of merger costs                                                       (80)                   --                   (80)
Payment of deferred leasing costs                                             (296)                   --                  (296)
Payments to (proceeds from) funded reserve                                     659                    --                   659
Equity in earnings from non-consolidated REITs, net of
   cash received                                                                18                    --                    18
                                                                ------------------    ------------------    ------------------
Cash Available for Distribution                                 $           10,457    $             (279)   $           10,178
                                                                ==================    ==================    ==================

Nine months ended September 30, 2004

Net Income                                                      $           32,766    $            1,074    $           33,840
Depreciation and amortization                                               10,047                   113                10,160
Straight line rent revenue                                                    (893)                   --                  (893)
Capital expenditures                                                          (893)                 (100)                 (993)
Payment of merger costs                                                        (80)                   --                   (80)
Payment of deferred leasing costs                                             (548)                   --                  (548)
Payments to (proceeds from) funded reserve                                   1,441                    --                 1,441
Non-cash compensation                                                           --                   162                   162
Equity in earnings from non-consolidated REITs, net of
   cash received                                                               (35)                   --                   (35)
                                                                ------------------    ------------------    ------------------
Cash Available for Distribution                                 $           41,805    $            1,249    $           43,054
                                                                ==================    ==================    ==================

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6.    Business Segments (continued)

The following table is a summary of other financial information by business segment (in thousands):

                                                                      Rental         Investment Banking/
                                                                    Operations       Investment Services       Totals
                                                                ------------------   -------------------  ------------------
Three months ended September 30, 2004:
Revenue                                                         $           16,775   $              470   $           17,245
Interest Income                                                                129                   11                  140
Interest Expense                                                                --                   --                   --
Capital Expenditures                                                           363                   11                  374

Total assets at September 30, 2004                              $          511,641   $            3,571   $          515,212

Three months ended September 30, 2003:
Revenue                                                         $           25,048   $            6,655   $           31,703
Interest Income                                                                112                   18                  130
Interest Expense                                                               257                   --                  257
Income from discontinued operations                                             56                   --                   56
Gain on sale of property                                                     4,914                   --                4,914
Capital Expenditures                                                           331                  207                  538

Total assets at September 30, 2003                              $          529,800   $            9,819   $          539,619

Nine months ended September 30, 2004:
Revenue                                                         $           62,524   $           10,054   $           72,578
Interest Income                                                                457                   32                  489
Interest Expense                                                               517                   --                  517
Capital Expenditures                                                           893                  100                  993

Total assets at September 30, 2004                              $          511,641   $            3,571   $          515,212

Nine months ended September 30, 2003:
Revenue                                                         $           46,295   $           12,597   $           58,892
Interest Income                                                                180                   58                  238
Interest Expense                                                               795                   --                  795
Income from discontinued operations                                            201                   --                  201
Gain on sale of property                                                     6,335                   --                6,335
Capital Expenditures                                                         2,039                  207                2,246

Total assets at September 30, 2003                              $          529,800   $            9,819   $          539,619

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7.    Cash Dividends

The Company declared and paid dividends as follows (in thousands, except per share amounts):

                                            Dividends Per         Total
               Quarter Paid                    Share             Dividends
      -------------------------------      ---------------   ---------------

      First Quarter of 2004                        $0.31           $ 15,382
      Second Quarter of 2004                        0.31             15,385
      Third Quarter of 2004                         0.31             15,385
                                                             ---------------
                                                                   $ 46,152
                                                             ===============

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a "taxable REIT subsidiary" ("TRS"). The Company's ownership of securities in all TRSs generally cannot exceed 20% of the value of all of the Company's assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company's assets. Effective January 1, 2001, FSP Investments has elected to be treated as a TRS. As a result, FSP Investments operates as a taxable corporation under the Code and has accounted for income taxes in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." Taxes are provided when FSP Investments has net profits for both financial statement and income tax purposes.

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

The income tax expense reflected in the consolidated statement of income relates only to FSP Investments. The expense differs from the amounts computed by applying the Federal statutory rate of 35% to income before income taxes as follows:

                                                             For the                For the
                                                           Nine Months            Nine Months
                                                              Ended                  Ended
      (in thousands)                                    September 30, 2004      September 30, 2003
                                                        ------------------      ------------------
      Federal income tax expense at statutory rate      $              640      $            1,235
      Increase in taxes resulting from:
      State income taxes, net of federal impact                        105                     215
      Other                                                             15                      10
                                                        ------------------      ------------------
                                                        $              760      $            1,460
                                                        ==================      ==================

No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of FSP Investments.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

9.    Merger Transactions

On June 1, 2003, the Company issued approximately 25 million shares of common stock, $0.0001 par value per share in exchange for all of the outstanding preferred stock of 13 Sponsored REITs it acquired by merger. The results of operations for each of the acquired Sponsored REITs have been included in the Company's consolidated financial statements since that date. The merger transactions were structured as exchanges of shares and no cash was involved.

The aggregate purchase price for the 13 Sponsored REITs was approximately $321 million. On the acquisition date, for each Sponsored REIT, the increase between the appraised value of the property and the historical cost of the property was allocated to real estate investments and leases, including lease origination costs. Lease origination costs represent the value associated with acquiring an in-place lease (i.e. the market cost to execute a similar lease, including leasing commission, legal, vacancy, and other related costs). The value assigned to buildings approximates their replacement cost; the value assigned to land approximates its appraised value; and the value assigned to leases approximates their fair value. Other assets and liabilities are recorded at their historical costs, which approximates fair value.

Pro forma operating results for the Company and the 13 Sponsored REITs the Company acquired during 2003 are shown in the following table. The results assume that the mergers occurred and the shares of the Company's common stock were issued on January 1, 2003 and are not necessarily indicative of what the Company's actual financial position or results of operations would have been for the period indicated, nor do they purport to represent the results of operations for any future period.

                                                         For the
                                                    Nine Months Ended
                                                      September 30,
      (in thousands)                                      2003
                                                   ------------------

      Revenue                                      $           77,295
      Expenses                                                (39,792)
      Interest income                                             354
      Taxes on income                                          (1,460)
                                                   ------------------
      Net income from continuing operations                    36,397
      Income from discontinued operations                         201
      Gain on sale of property                                  6,335
                                                   ------------------
      Net income                                   $           42,933
                                                   ==================

      Weighted average shares outstanding                      49,630
                                                   ==================

      Net income per share                         $             0.87
                                                   ==================

10.   Subsequent Events

The Company declared a dividend of $0.31 per share on October 29, 2004, to shareholders of record on October 29, 2004.

During October 2004 the Company borrowed approximately $117 million and repaid $16 million under its Loan Agreement. The Company used the borrowed funds to make interim mortgage loans to newly formed Sponsored REITs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2003. Historical results and percentage relationships set forth in the Consolidated Statements of Income contained in the financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. This discussion may also contain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For example, statements containing the words "believes," "anticipates," "plans," "expects," "estimates," "intends," "may," "will" and similar expressions may be forward-looking statements. For purposes of these Acts, any statement that is not a statement of historical fact may be deemed a forward-looking statement. The forward-looking statements found in this Quarterly Report on Form 10-Q are based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, changes in economic conditions in the markets in which we own properties, expectations with respect to individual properties owned by us, changes in the demand by investors for investment in Sponsored REITs, risks of a lessening of demand for the types of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. See the factors set forth below under the caption, "Certain Factors That May Affect Future Results". Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date this quarterly report is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

The main factor that affects our real estate operations is the broad economic market conditions in the United States. These market conditions affect the occupancy levels and the rent levels on both a national and local level. We have no influence on the national market conditions. We look to acquire quality properties in good locations in order to lessen the impact of downturns in the local markets and to take advantage of upturns in these same local markets when they occur.

Our investment banking/investment services customers are primarily institutions and high net-worth individuals. To the extent that the broad capital markets affect these investors, our business is also affected. These investors have many investment choices. We must continually search for real estate at a price and at a competitive risk/reward rate of return that meets our customer's risk/reward profile for providing a stream of income and as a long-term hedge against inflation.

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

No changes to our critical accounting policies have occurred since our Annual Report on Form 10-K for the year ended December 31, 2003 except with respect to our accounting policy regarding "Ownership of Stock in a Sponsored REIT" as described below. This policy was originally reported on our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

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

Under the equity method, accounting policy judgments made by the Sponsored REITs could have a material effect on our net income. Also, if we determine that there is an other than temporary decline in the fair value of any of these investments, the investment balance would be written down to fair value and the amount of the write down would be included in our earnings. In evaluating the fair value of these investments, we have considered, among other things, the financial condition and near term prospects of the investment, earnings trends, asset quality, asset valuation models, and the financial condition and prospects for its industry. Incorrect assumptions may incorrectly report the carrying value of the asset and incorrectly report revenue.

Trends and Uncertainties

Real Estate Operations

Our portfolio of real properties averaged 90% leased at the end of the third quarter. Most of the leasing activity for the quarter consisted of lease renewals. The major lease renewals took place at Gateway Crossing in Columbia, Maryland where approximately 60,000 square feet of space was scheduled to expire during the quarter. Approximately 45,000 square feet out of the 60,000 square feet of space has been renewed on a long-term basis, and the balance is currently leased on a short-term basis. The lease at Lyberty Way in Westford, Massachusetts for 104,700 square feet expires on October 31, 2004, which represents approximately 1.4% of our revenue. We are currently marketing the space.

We expect the competition for office tenants that we experienced in the first three quarters of the year to continue in the fourth quarter of 2004 and to cause leasing commissions, tenant improvement costs and rent concessions to remain high. We saw little change in rents in the third quarter in markets where we are actively leasing, but we cannot predict if that trend will continue or if there will be a change in rents during the fourth quarter.

Our three Houston area apartment projects and our Baton Rouge apartment project have been able to maintain their occupancy rates. We, along with other Class A apartments in the local market, have lowered rents to draw tenants away from Class B apartments. We cannot predict how much longer these trends will continue or when the trends may reverse.

Utility costs are expected to increase throughout the portfolio in the fourth quarter. While many of our leases allow us to pass the increase in utility costs on to the tenants, not all of our leases allow us to do so. We have to pay for 100% of utility costs if the space becomes vacant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table summarizes property wholly owned by us as of the dates indicated:

                                                        September 30,
                                                 --------------------------
                                                    2004             2003

       Residential:
             Number of properties                        4                4
             Number of apartment units                 837              837

       Commercial:
             Number of properties                       24               24
             Square footage                      3,049,357        3,049,357

Investment Banking/Investment Services

Unlike our real estate operations business, which provides a rental revenue stream which is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature. Both the number of Sponsored REIT syndications completed and the amount of equity raised in 2003 were below our expectations. Syndication business in the first three quarters of 2004 was also below already reduced expectations. The third quarter of 2004 had the worst investment banking activity in our Company's modern history as we completed the syndication of only one Sponsored REIT. Future business in this area is very unpredictable.

Our property acquisition executives continue to be concerned about high valuation levels for prime commercial investment real estate for the remainder of 2004 and into 2005. We believe that a combination of factors, including relatively low interest rates, a recovering general economy and increased capital allocation to real estate assets, is increasing prices on many properties we would have an interest in acquiring. We believe this general price increase is causing capitalization rates to fall and prices per square foot to rise. Specifically, our acquisition executives fear that we will not be able to purchase enough property for the remainder of 2004 and at the start of 2005 at a price acceptable under our investment criteria to grow our overall investment banking/investment services business at targeted levels. In the first three quarters of 2004 investment demand by our client base exceeded our ability to acquire acceptable properties. If this situation continues into 2005, lower revenues from this business could reduce the cash available for distribution to stockholders as dividends. However, we believe that the same capital market forces that are causing higher real estate prices and difficulties in achieving property acquisition goals are also presenting some appealing opportunities for the dispositions of certain of our assets. Although our general intention is to hold our properties for long-term appreciation, if opportunities present themselves that are sufficiently attractive, we may take advantage of the market environment in 2004 and early 2005 and sell certain selected real estate assets. The sale of these assets could generate cash gains available for distribution to shareholders as dividends.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following table shows variance in dollars for the three and nine months ended September 30, 2004 and 2003:

                                                                          Variance              Variance
                                                                        For the three         For the nine
(in thousands)                                                          months ended          months ended
                                                                        September 30,        September 30,
                                                                        2004 and 2003        2004 and 2003
                                                                        -------------         -------------
Revenue
  Rental operations
    Rental                                                              $      (1,423)        $      18,805
    Transaction fees                                                           (5,341)               (2,636)
    Sponsored REIT revenue                                                     (1,518)                  (85)
    Management fee and interest income from loans                                 (62)                  (34)
    Equity in earnings of investment                                               70                   182
    Other                                                                          --                    (3)
                                                                        -------------         -------------
        Total rental operations                                                (8,274)               16,229
                                                                        -------------         -------------
  Investment banking/investment services
    Syndication fees                                                           (5,864)               (2,823)
    Transaction fees                                                             (320)                  280
                                                                        -------------         -------------
        Total investment banking/investment services revenue                   (6,184)               (2,543)
                                                                        -------------         -------------
Total revenue                                                                 (14,458)               13,686
                                                                        -------------         -------------

Expenses
  Rental operations
    Rental operating expenses                                                     (44)                3,142
    Real estate taxes and insurance                                              (190)                2,473
    Depreciation and amortization                                                  75                 4,439
    Sponsored REIT expense                                                     (1,350)                 (313)
    Selling, general and administrative                                           483                   391
    Interest expense                                                             (257)                 (278)
                                                                        -------------         -------------
         Total rental operations                                               (1,283)                9,854
                                                                        -------------         -------------
  Investment banking/investment services
    Selling, general and administrative                                          (249)                  405
    Commission expense                                                         (2,909)               (1,328)
    Depreciation and amortization                                                   9                    81
                                                                        -------------         -------------
        Total investment banking/investment services                           (3,149)                 (842)
                                                                        -------------         -------------
Total expenses                                                                 (4,432)                9,012
                                                                        -------------         -------------

Income before interest income and taxes on income                             (10,026)                4,674
  Interest income                                                                  10                   251
  Taxes on income                                                              (1,251)                 (700)
                                                                        -------------         -------------
Income from continuing operations                                              (8,765)                5,625

  Income from discontinued operations                                             (56)                 (201)
  Gain on sale of real estate from discontinued operations                     (4,914)               (6,335)
                                                                        -------------         -------------

Net income                                                              $     (13,735)        $        (911)
                                                                        =============         =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003:

We completed the partial syndication of one Sponsored REIT in the three months ended September 30, 2004. The gross proceeds generated by this syndication were $2.7 million, a decrease of $92.8 million compared to the gross proceeds of $95.5 million in the comparable period in 2003 from the syndication of two Sponsored REITs.

We operated 28 properties for the three-month period ended September 30, 2004, and 2003. The results of operations for the two properties that were sold in 2003 have been classified as discontinued operations.

Revenue

Total revenues decreased $14.5 million, or 46%, to $17.2 million for the three months ended September 30, 2004, as compared to $31.7 million for the comparable period in 2003.

Income from rental operations was $16.8 million for the three months ended September 30, 2004, a decrease of $8.3 million, or 33%, compared to the three months ended September 30, 2003. The decrease is primarily attributable to:

      o A decrease in rental revenue of $1.4 million relating to lower reimbursable expenses, expiring leases renewed at lower rates and slightly reduced occupancy rates;
      o A decrease in transaction fees of $5.3 million as a result of decreased syndication activity; and
      o A decrease in Sponsored REIT revenue of $1.5 million as a result of decreased syndication activity.

Investment banking/investment services revenue was $0.5 million for the three months ended September 30, 2004, a decrease of $6.2 million, or 93%, compared to the three months ended September 30, 2003. The decrease is attributable to the decrease in syndication activity.

Expenses

Total expenses were $10.7 million for the three months ended September 30, 2004, a decrease of $4.4 million, or 29%, compared to the three months ended September 30, 2003.

Expenses for rental operations were $9.7 million for the three months ended September 30, 2004, a decrease of $1.3 million, or 12%, compared to the three months ended September 30, 2003. The decrease is attributable to:

      o A decrease of real estate taxes of $0.2 million primarily as a result of reduced assessments;
      o A decrease of $1.4 million of Sponsored REIT expenses as a result of decreased syndication activity; and
      o A decrease in interest expense of $0.3 million as a result of decreased syndication activity.

These expenses were offset by an increase in selling, general and administrative expenses of $0.5 million of which $0.2 million relates to expenses allocated from investment banking/investment services and the balance primarily relates to an increase in cost of corporate governance and related professional fees.

Expenses for investment banking/investment services were $1.0 million for the three months ended September 30, 2004, a decrease of $3.1 million, or 76%, compared to the three months ended September 30, 2003. The increase is attributable to:

      o A decrease of $2.9 million of commission expenses relating to decreased syndication activity;
      o A decrease of $0.2 million in selling, general and administrative expenses primarily relating to expenses allocated to real estate operations costs;

Interest income for the three month period ended September 30, 2004 was consistent with the comparable period of 2003.

Taxes on income decreased $1.3 million as a result of decreased syndication activity. The tax rate was consistent with the comparable period of 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003:

We completed the syndication of five Sponsored REITs in the nine months ended September 30, 2004. The gross proceeds generated by these syndications were $134.9 million, a decrease of $45.8 million compared to gross proceeds of $180.7 million in the comparable period in 2003 from the syndication of four Sponsored REITs.

The results of operations for the 13 properties acquired in 2003 are included in our operating results for nine months in 2004 compared to four months in 2003. We operated 28 properties for the nine-month period ended September 30, 2004, and 15 properties for five months, and 28 properties for four months, in the comparable period of 2003. Increases in revenues and expenses related to rental operations for the nine months ended September 30, 2004 are primarily a result of these acquisitions. The results of operations for the two properties that were sold in 2003 have been classified as discontinued operations.

Revenue

Total revenue increased $13.7 million, or 23%, to $72.6 million for the nine months ended September 30, 2004, as compared to $58.9 million for the comparable period in 2003.

Revenue from rental operations was $62.5 million for the nine months ended September 30, 2004, an increase of $16.2 million, or 35%, compared to the nine months ended September 30, 2003. The increase is primarily attributable to:

      o An increase in rental revenue of $18.8 million, primarily relating to the 13 properties acquired by the Company in June 2003, which includes a lease termination fee of approximately $1.2 million paid by a tenant; and
      o An increase in other revenue of $0.1 million primarily representing our proportionate share of income from FSP Blue Lagoon Drive Corp. in which we acquired an interest in preferred stock in January 2003.

These increases are offset by a decrease in transaction income of $2.6 million and sponsored REIT income of $0.1 million, both as a result of our decreased syndication activity in 2004.

Investment banking/investment services revenue was $10.1 million for the nine months ended September 30, 2004, a decrease of $2.5 million, or 20%, compared to the nine months ended September 30, 2003. The decrease is attributable to the decrease in gross syndication proceeds as discussed above.

Expenses

Total expenses were $38.5 million for the nine months ended September 30, 2004, an increase of $9.0 million, or 31%, compared to the nine months ended September 30, 2003.

Expenses for rental operations were $30.2 million for the nine months ended September 30, 2004, a net increase of $9.9 million, or 48%, compared to the nine months ended September 30, 2003. The increase is attributable to:

      o An increase in rental operation expenses aggregating $10.1 million primarily related to the 13 properties acquired by the Company in June, 2003; and
      o An increase in selling, general and administrative expenses of $0.3 million primarily relating to an increase in costs for corporate governance and related professional fees.

These expenses are offset by a decrease of $0.3 million of Sponsored REIT expenses as a result of decreased syndication activity; and a decrease in interest expense of $.03 million as a result of decreased syndication activity.

Expenses for investment banking services were $8.3 million for the nine months ended September 30, 2004, a decrease of $0.8 million, or 9.3%, compared to the nine months ended September 30, 2003. The decrease is attributable to a decrease of $1.3 million in commissions and broker expenses as a result of decreased syndication activity.

The decrease was offset by:

      o an increase of $0.1 million in office rents and occupancy expenses as a result of increasing office space in the third quarter of 2003;
      o An increase of $0.2 million relating to a investor relations consulting project; and
      o Expenses of $0.2 million as a result of the issuance of shares as compensation in 2004. No shares were issued in 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income for the nine-month period ended September 30, 2004 was consistent with the comparable period of 2003.

Taxes on income decreased $0.7 million as a result of decreased syndication activity. The tax rate was consistent with the comparable period of 2003.

Liquidity and Capital Resources

Cash and cash equivalents were $50.6 million and $58.8 million at September 30, 2004 and December 31, 2003, respectively. This decrease of $8.2 million is attributable to $43.4 million provided by operating activities; $1.1 million used for investing activities; and $50.4 million used for financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations and cash anticipated to be generated by the sale of preferred stock in future Sponsored REITs will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Our line of credit matures on August 18, 2005, and management believes it will be renewed, extended or replaced with another facility. We borrow against the line of credit to make loans to enable a Sponsored REIT to acquire real property prior to the consummation of the offering of its equity interests, and the loan is subsequently repaid out of the offering proceeds. We believe that we will be able to repay all amount currently outstanding under the line of credit prior to its expiration in August 2005.

Operating Activities

The cash provided by our operating activities of $43.4 million is primarily attributable to net income of $33.8 million plus the add-back of $10.3 million from non-cash activity, principally consisting of depreciation and amortization, less a $0.2 million net change in operating assets and liabilities, less payments for deferred leasing costs of $0.5 million.

Investing Activities

Our cash used for investing activities of $1.1 million is attributable to $4.1 million in proceeds from the sale of assets held for syndication offset by $1.0 million used for the purchase of real estate assets, office computers and furniture, and a $4.3 million investment in non-consolidated [Sponsored] REITs.

Financing Activities

Our cash used for financing activities of $50.4 million is attributable to $4.1 million in payments on our line of credit, and $46.2 million of distributions to our stockholders as dividends; and $0.1 million used to purchase treasury stock.

Sources and Uses of Funds

Our principal demands for liquidity are cash for operations, dividends to stockholders, debt repayments and expenses associated with indebtedness. As of September 30, 2004 we had approximately $10.7 million in liabilities. We have no permanent, long-term debt. In the near term, liquidity is generated from funds from ongoing real estate operations and transaction fees and commissions received in connection with the sale of shares in new Sponsored REITs.

Contingencies

We are subject to various legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Assets Held For Syndication

There were no assets held for syndication as of September 30, 2004. During October 2004 we borrowed approximately $117 million against and repaid $16 million on our line of credit. We use these borrowings to make interim mortgage loans to newly formed Sponsored REITs. The newly-formed Sponsored REITs use the funds to purchase real property, and the loan amounts have historically been repaid by the sale of the Sponsored REIT's preferred stock through private placements.

Related Party Transactions

In the three months ended September 30, 2004, we completed the syndication of one Sponsored REIT. We did not enter into any other significant transactions with related parties during the quarter ended September 30, 2004. For a discussion of transactions between us and related parties during 2003, see "Related Party Transactions" under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - of our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Economic Conditions

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the nine months ended September 30, 2004, the rental income exceeded the expenses for each individual property, with the exception of Blue Ravine. The single tenant lease at the Blue Ravine property located in Folsom, California, expired June 30, 2003. We have not re-let the property and expect that the property will not produce revenue to cover its expenses in the fourth quarter.

Management believes that cash and cash equivalents, as of September 30, 2004, are in excess of our known needs for extraordinary expenses or capital improvements within the next twelve months.

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

A substantial portion of our revenue is generated by the rental income of our real properties. If our properties do not provide us with a steady rental income as a result of an inability to re-let space upon the termination of existing leases or of the inability of existing tenants to meet their obligations under existing leases, our revenues will decrease and may cause us to incur operating losses in the future.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Failure to renew, replace or extend our line of credit could have a material adverse effect on the cash available for distribution to our stockholders and would limit our growth.

Our line of credit matures in August 2005. We typically draw on our line of credit to make an interim mortgage loan to a Sponsored REIT, so that it can acquire real property prior to the consummation of the offering of its equity interests. Once the offering has been completed, the Sponsored REIT repays the loan out of the offering proceeds. An inability to renew, replace or extend our line of credit could result in difficulty financing growth in the investment banking/investment services segment of our business. It could also result in a reduction in the cash available for distribution to our stockholders because revenue for our investment banking/investment services segment is directly related to the amount of equity raised by Sponsored REITs which we syndicate. In addition, a significant part of our growth strategy is to acquire additional real properties by cash purchase or by acquisition of Sponsored REITs, and the loss of the line of credit would make it substantially more difficult to pursue acquisitions by either method. To the extent we have a balance outstanding on the line of credit on the date of its maturity; we would have to satisfy our obligation through other means. If we are required to use cash for this purpose, we would have less cash available for distribution to our stockholders.

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

As of September 30, 2004, we owned 28 properties. Some or all of these properties may decline in value. To the extent our real properties decline in value, our stockholders could lose some or all the value of their investments. Although currently there is no public market for the shares of our common stock, the value of our common stock may still be adversely affected if the real properties held by us decline in value since these real properties represent the majority of our tangible assets. Moreover, if either we are forced to sell or lease the real property held by us below its initial purchase price or carrying costs or if we are forced to lease real property at below market rates because of its condition, our results of operations would be adversely affected and such negative results of operations may result in lower dividends being paid to holders of our common stock.

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

Any redemption effected by us under this plan would result in those stockholders tendering shares of our common stock receiving 90% of the fair market value of such shares, as determined by our board of directors in its sole and absolute discretion, and not their full fair market value. If our common stock becomes listed for trading on the American Stock Exchange or any other national securities exchange or the NASDAQ National Market, we will no longer be obligated to effect any redemption.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We were not a party to any derivative financial instruments at or during the three months ended September 30, 2004.

We borrow from time to time on our line of credit. These borrowings bear interest at a variable rate. As of September 30, 2004, there were no borrowings outstanding under this line of credit. We have used the funds from our line of credit for the purpose of making interim mortgage loans to Sponsored REITs. These mortgage loans bear interest at the same variable rate payable by us under our line of credit. Therefore, we believe that we have mitigated our interest rate risk with respect to our borrowings.

Item 4. Controls and Procedures.

Our management, with the participation of FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Vice President and Chief Operating Officer (equivalent of Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(d) under the Exchange Act) as of September 30, 2004. Based on this evaluation, FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Vice President and Chief Operating Officer (equivalent of Chief Financial Officer) concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Vice President and Chief Operating Officer (equivalent of Chief Financial Officer) by others within these entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings:

           Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

           (c) The following table provides information about purchases by Franklin Street Properties Corp. during the quarter ended September 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

                      ISSUER PURCHASES OF EQUITY SECURITIES

-----------------------------------------------------------------------------------------------------------------

                                (a)                  (b)                  (c)                     (d)

                                                                    Total Number of        Maximum Number (or
                                                                   Shares (or Units)   Approximate Dollar Value)
                                                                   Purchased as Part   of Shares (or Units) that
                          Total Number of                             of Publicly         May Yet Be Purchased
                         Shares (or Units)    Average Price Paid   Announced Plans or      Under the Plans or
Period                     Purchased (1)      per Share (or Unit)     Programs (1)            Programs (1)
-----------------------------------------------------------------------------------------------------------------
07/01/04-07/31/04                0                   N/A                   0                       0

-----------------------------------------------------------------------------------------------------------------

08/01/04-08/31/04               575                 $17.70                 0                       0
-----------------------------------------------------------------------------------------------------------------

09/01/04-09/30/04                0                   N/A                   0                       0
-----------------------------------------------------------------------------------------------------------------
Total:                          575                 $17.70                 0                       0

-----------------------------------------------------------------------------------------------------------------

(1) In connection with its entrance into an Agreement and Plan of Merger among FSP Corp., four wholly-owned acquisition subsidiaries of FSP Corp. and four Sponsored REITs, FSP Corp.'s Board of Directors authorized the redemption of all fractional shares of common stock outstanding and of record as of July 30, 2004, effective as of August 16, 2004. FSP Corp. sent a letter to its stockholders regarding this redemption on August 13, 2004, which was attached as Exhibit 99.1 to FSP Corp.'s Current Report on 8-K filed with the Securities and Exchange Commission on August 13, 2004.

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

Item 4.    Submission of Matters to a Vote of Security Holders:

           Not applicable.

Item 5.    Other Information:

           Not applicable.

Item 6.    Exhibits:

           2.1 Agreement and Plan of Merger, dated as of August 13, 2004, by and among the Registrant and the parties thereto (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated August 13, 2004).

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

                                 Franklin Street Properties Corp.

      Date                    Signature                      Title


November 8, 2004         /s/ George J. Carter     Chief Executive Officer and
                         -----------------------  Director (Principal Executive
                         George J. Carter         Officer)


November 8, 2004         /s/ John G. Demeritt     Senior Vice President
                         -----------------------  (Principal Accounting Officer)
                         John G. Demeritt