Form 10-K
period 2004-12-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2005-03-15
CIK 1031316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _________

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|.

      As of June 30, 2004, the aggregate fair market value of Common Stock held by non-affiliates of the registrant, as determined in good faith by the Board of Directors of the registrant, was $660,695,041.

      There were 49,631,513 shares of Common Stock outstanding as of March 10, 2005.

      Documents incorporated by reference: The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant's Annual Meeting of Stockholders to be held on April 29, 2005. The information required in response to Items 10 - 14 of Part III of this Form 10-K, other than that contained in Item 4A, "Directors and Executive Officers of FSP Corp.," is hereby incorporated by reference to such proxy statement.

                                TABLE OF CONTENTS

FRANKLIN STREET PROPERTIES CORP..............................................  1

PART I.......................................................................  1
  Item 1.  Business..........................................................  1
  Item 2.  Properties........................................................ 11
  Item 3.  Legal Proceedings................................................. 13
  Item 4.  Submission of Matters to a Vote of Security Holders............... 14

PART II...................................................................... 17
  Item 5.  Market For Registrant's Common Equity and Related Stockholder
              Matters........................................................ 17
  Item 6.  Selected Financial and Other Data................................. 18
  Item 7.  Management's Discussion And Analysis Of Financial Condition And
              Results Of Operations.......................................... 19
  Item 8.  Financial Statements and Supplementary Data....................... 32
  Item 9.  Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure........................................... 32
  Item 9A. Controls and Procedures........................................... 32
  Item 9B. Other information................................................. 33

PART III..................................................................... 34
  Item 10. Directors and Executive Officers of the Registrant................ 34
  Item 11. Executive Compensation............................................ 34
  Item 12. Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters................................ 34
  Item 13. Certain Relationships and Related Transactions.................... 34
  Item 14. Principal Accountant Fees and Services............................ 34

PART IV...................................................................... 34
  Item 15. Exhibits and Financial Statement Schedules........................ 34

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

      On June 1, 2003, we acquired 13 real estate investment trusts by merger. In these mergers, we issued 25,000,091 shares of our common stock to holders of preferred stock in these REITs. As a result of these mergers, we now hold all of the assets previously held by these REITs.

      On August 13, 2004, we entered into an agreement to acquire four real estate investment trusts, which we refer to as Target REITs, by the merger of the four Target REITs with and into four of our wholly-owned subsidiaries. We expect that these mergers will close on April 30, 2005. Upon the consummation of these mergers, we expect to issue 10,894,994 shares of our common stock to holders of preferred stock in these Target REITs.

      On January 19, 2005, we received a notice from the American Stock Exchange approving our listing application, contingent upon our being in compliance with the American Stock Exchange's listing standards on the day of listing. We expect to have our common stock listed on the American Stock Exchange immediately after the consummation of our acquisition of the four Target REITs.

Our Business

      We operate in two business segments and have two principal sources of revenue:

      o Real estate operations, including real estate leasing, interim acquisition financing and asset/property management, which generate rental income, loan origination fees and management fees, respectively.

      o Investment banking/investment services, which generate brokerage commissions and other fees related to the organization of single-purpose entities that own real estate and the private placement of equity in those entities. We call these entities Sponsored Entities, and although we previously organized them as partnerships, in 2001 we began to organize them as corporations operated in a manner intended to qualify as real estate investment trusts, which we refer to as Sponsored REITs.

      See Note 3 to our consolidated financial statements.

      Real Estate

      We own a portfolio of real estate, consisting of 28 properties as of December 31, 2004, which includes apartment complexes, office buildings and industrial use properties. We derive rental revenue from income paid to us by tenants of these properties. See Item 2 of this Annual Report on Form 10-K.

      FSP Corp. typically makes a loan to each Sponsored REIT secured by a mortgage on the borrower's real estate. Those loans produce revenue in the form of interest and loan origination fees payable to FSP Corp. These loans typically are repaid out of the proceeds of the borrower's equity offering.

      We also provide asset management services, property management services and/or property accounting services to our portfolio and certain of our Sponsored REITs through our subsidiary FSP Property Management LLC. FSP Corp. recognizes revenue for its receipt of fee income from Sponsored REITs that have not been acquired by us. FSP Property Management does not receive any rental income.

      Investment Banking/Investment Services

      Through our subsidiary FSP Investments, which acts as a real estate investment banking firm and broker/dealer, we organize Sponsored REITs, and sell equity in them through private placements exempt from registration under the Securities Act of 1933. These single-purpose entities each typically acquire a single real estate asset. FSP Investments sells preferred stock in the Sponsored REIT through best efforts offerings to "accredited investors" within the meaning of Regulation D of the Securities Act. We retain 100% of the common stock interest in the Sponsored REIT, though there is virtually no economic benefit or risk subsequent to the completion of the syndication. Since 1997, FSP Investments has sponsored 41 Sponsored Entities, 14 of which were partnerships, and 27 of which were Sponsored REITs.

      FSP Investments derives revenue from syndication and other transaction fees received in connection with the sale of preferred stock in the Sponsored REITs and from fees paid by the Sponsored REITs for its services in identifying, inspecting and negotiating to purchase real properties on their behalf. FSP Investments is a registered broker/dealer with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc. We have made an election to treat FSP Investments as a "taxable REIT subsidiary" for federal income tax purposes.

Investment Objectives

      Our investment objective is to increase the cash available for distribution in the form of dividends to our stockholders by increasing revenue from rental income, any net gains from sales of properties and investment banking services. We expect that, through FSP Investments, we will continue to organize and cause the offering of Sponsored REITs in the future and that we will continue to derive investment banking/investment services income, from such activities as well as real estate revenue from loan origination fees and interest. We may also acquire additional real properties by direct cash purchase or by acquisition of Sponsored REITs. In addition, we may invest in real estate by purchasing shares of preferred stock offered in the syndications of our Sponsored REITs.

      From time to time, as market conditions warrant, we may sell properties owned by us. In 2004 no properties were sold. When we sell a property, we either distribute some or all of the sale proceeds to our stockholders as a distribution or retain some or all of such proceeds for investment in real properties or other corporate activities.

      We may acquire, and have acquired, real properties in any geographic area of the United States and of any property type. Of the 28 properties we own, four are apartment complexes, 22 are office buildings and two are industrial. See
Item 2 of this Annual Report on Form 10-K.

      We rely on the following principles in selecting real properties for acquisition by a Sponsored REIT or FSP Corp. and managing them after acquisition:

      o we seek to buy investment properties at a price which produces value for investors and avoid overpaying for real estate merely to outbid competitors;

      o we seek to buy properties in excellent locations with substantial infrastructure in place around them and avoid investing in locations where the future construction of such infrastructure is speculative;

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

      o we believe that we have the ability to hold properties through down cycles and avoid leveraging properties and placing them at risk of foreclosure; as of December 31, 2004, none of our 28 properties was subject to mortgage debt.

Line of Credit

      We currently have an unsecured revolving line of credit with a group of banks that provides for borrowings of up to $125,000,000. We have drawn on this line of credit, and intend to draw on this line of credit in the future, to obtain funds primarily for the purpose of making interim mortgage loans to Sponsored REITs. We typically cause these loans to be secured by a first mortgage of the real property owned by the Sponsored REIT. We make these loans to enable a Sponsored REIT to acquire real property prior to the consummation of the offering of its equity interests, and the loan is repaid out of the offering proceeds. We have no restriction on the percentage of our assets that may be invested in any single mortgage.

Competition

      With respect to our real estate investments, we face competition in each of the markets where the properties are located. In order to maintain or increase the rental revenues for a property, it must be competitive on location, cost and amenities with other buildings of similar use. Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services. On the other hand, some of our competitors may be smaller or have less fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level. In markets where there is not currently significant existing property competition, our competitors may decide to enter the market and build new buildings to compete with our existing projects. Our competition is not only with other landlords, but also with the choice of home ownership or ownership of office condominiums, and larger market forces (including changes in interest rates and tax treatment) and individual decisions beyond our control may affect our ability to compete with those forms of ownership.

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

Employees

      We had 37 employees as of December 31, 2004.

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

      Reports and other information concerning us may also be obtained electronically through a variety of databases, including, among others, Electronic Data Gathering and Retrieval (EDGAR) program, Knight-Ridder Information Inc., Federal Filing/Dow Jones and Lexis/Nexis.

      We do not make our reports available electronically, as we do not currently maintain an Internet website. We will voluntarily provide paper copies of our filings and code of ethics upon written request at the address on the cover of this Annual Report on Form 10-K, free of charge.

Item 1A. Risk Factors.

      The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

If we are not able to collect sufficient rents from each of our owned real properties, we may suffer significant operating losses or a reduction in cash available for future dividends.

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

      Our line of credit matures in August 2005. We typically draw on our line of credit to make an interim mortgage loan to a sponsored REIT, so that the sponsored REIT can acquire real property prior to the consummation of the offering of such sponsored REIT's equity interests. Once the offering has been completed, the sponsored REIT repays the loan out of the offering proceeds. An inability to renew, replace or extend our line of credit could result in difficulty financing growth in the investment banking/investment services segment of our business. It could also result in a reduction in the cash available for distribution to our stockholders because revenue for our investment banking/investment services segment is directly related to the amount of equity raised by sponsored REITs which we syndicate. In addition, a significant part of our growth strategy is to acquire additional real properties by cash purchase or by acquisition of sponsored REITs, and the loss of the line of credit would make it substantially more difficult to pursue acquisitions by either method. To the extent we have a balance outstanding on the line of credit on the date of its maturity, we would have to satisfy our obligation through other means. If we are required to use cash for this purpose, we would have less cash available for distribution to its stockholders.

We may not be able to find properties that meet our criteria for purchase.

      Growth in our investment banking/investment services business and our portfolio of real estate is dependent on the ability of our acquisition executives to find properties for sale which meet our investment criteria. To the extent they fail to find such properties, we will be unable to syndicate offerings of Sponsored REITs to investors, and this segment of our business could have lower revenue, which would reduce the cash available for distribution to our stockholders, and we would be unable to increase the size of our portfolio of real estate.

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

      As of December 31, 2004, we owned 28 properties. Some or all of these properties may decline in value. To the extent our real properties decline in value, our stockholders could lose some or all the value of their investments. Although currently there is no public market for the shares of our common stock, the value of our common stock may still be adversely affected if the real properties held by us decline in value since these real properties represent the majority of the tangible assets held by us. Moreover, if either we are forced to sell or lease the real property held by us below its initial purchase price or its carrying costs or if we are forced to lease real property at below market rates because of the condition of the property, our results of operations would be adversely affected and such negative results of operations may result in lower dividends being paid to holders of our common stock.

New acquisitions may fail to perform as expected.

      We may acquire new properties, whether by direct FSP Corp. cash purchase, by acquisition of Sponsored REITs or other properties by cash or through the issuance of shares of our stock or by investment in a Sponsored REIT. We are currently a party to a merger agreement pursuant to which we expect to acquire four Sponsored REITs and the properties they own on April 30, 2005. Newly acquired properties may fail to perform as expected, in which case, our results of operations could be adversely affected.

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

      When leases expire, we will incur expenses and may not be able to re-lease the space on the same terms. Certain leases provide tenants the right to terminate early if they pay a fee. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce distributions to our stockholders. Approximately $10,393,000, or 17.6%, of our annualized rental revenue from commercial and residential apartment properties derives from leases which expire during 2005.

We face risks from geographic concentration.

      The properties in our portfolio, by aggregate square footage, are distributed geographically as follows: Southwest - 26%, Northeast - 31%, Midwest
- 19%, West - 16% and Southeast 8%. However, within certain of those regions, we hold a larger concentration of our properties in Houston, Texas - 18% and Washington, DC - 13%. We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions.

We compete with national, regional and local real estate operators and developers, which could adversely affect our cash flow.

      Competition exists in every market in which our properties are currently located and in every market in which our properties will be located. We compete with, among others, national, regional and numerous local real estate operators and developers. Such competition may adversely affect the percentage of leased space and the rental revenues of our properties, which could adversely affect our cash flow from operations and our ability to make expected distributions to our stockholders. Some of our competitors may have more resources than we do or other competitive advantages. Competition may be accelerated by any increase in availability of funds for investment in real estate. For example, decreases in interest rates tend to increase the availability of funds and therefore can increase competition. To the extent that our properties continue to operate profitably, this will likely stimulate new development of competing properties. The extent to which we are affected by competition will depend in significant part on local market conditions.

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

There are significant conditions to our obligation to redeem shares of our common stock, and any such redemption will result in the stockholders tendering shares receiving less than their estimated fair market value.

      Under our redemption plan, we are only obligated to use our best efforts to redeem shares of our common stock from stockholders wishing to have them redeemed. Stockholders wishing to have their shares redeemed must so request on or before the July 1 which precedes the January 1 date on which the redemption will be effective, and any such request will be irrevocable. There are significant conditions to our obligation to redeem shares of our common stock including:

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

      Any redemption effected by us under this plan would result in those stockholders tendering shares of our common stock receiving 90% of the estimated fair market value of such shares, as determined by our board of directors in its sole and absolute discretion, and not their full estimated fair market value. If our common stock becomes listed for trading on AMEX or any other national securities exchange or the NASDAQ National Market, we will no longer be obligated to, and do not intend to, effect any redemption. We also do not intend to accept any requests for redemption from the time of the mailing of the Consent Solicitation/Prospectus related to the mergers, which occurred on March 1, 2005, until the effective date of the mergers, which we expect to be April 30, 2005.

We may lose capital investment or anticipated profits if an uninsured event occurs.

      We carry or our tenants carry comprehensive liability, fire and extended coverage with respect to each of our properties, with policy specification and insured limits customarily carried for similar properties. There are, however, certain types of losses, such as from wars, pollution or earthquakes, that may be either uninsurable or not economically insurable (although most properties located in California have earthquake insurance). Should an uninsured material loss occur, we could lose both capital invested in the property and anticipated profits.

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

      The provisions of the tax code governing the taxation of real estate investment trusts are very technical and complex, and although we expect that we will be organized and will operate in a manner that will enable us to meet such requirements, no assurance can be given that we will always succeed in doing so. In addition, as a result of our acquisition of the target REITs pursuant to the mergers, we might no longer qualify as a real estate investment trust. We could lose our ability to so qualify for a variety of reasons relating to the nature of the assets acquired from the target REITs, the identity of the shareholders of the target REITs who become our shareholders or the failure of one or more of the target REITs to have previously qualified as a real estate investment trust. Moreover, you should note that if one or more of the REITs that we acquired in June 2003 did not qualify as a real estate investment trust immediately prior to the consummation of its acquisition, we could be disqualified as a REIT as a result of such acquisition.

      If in any taxable year we do not qualify as a real estate investment trust, we would be taxed as a corporation and distributions to our stockholders would not be deductible by us in computing our taxable income. In addition, if we were to fail to qualify as a real estate investment trust, we could be disqualified from treatment as a real estate investment trust in the year in which such failure occurred and for the next four taxable years and, consequently, we would be taxed as a regular corporation during such years. Failure to qualify for even one taxable year could result in a significant reduction of our cash available for distribution to our stockholders or could require us to incur indebtedness or liquidate investments in order to generate sufficient funds to pay the resulting federal income tax liabilities.

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

The listing of our common stock on the American Stock Exchange or another national securities exchange and the trading price of our common stock following such listing are uncertain. Our common stock could trade at a lower price than anticipated.

      Although we have filed an application to list our common stock on the AMEX, and the AMEX has approved the application, there can be no assurances that our common stock will be listed for trading. Therefore, a trading market may not develop at all, or if one does, it may not be meaningful. If a trading market does develop, the market prices for our common stock may fluctuate with changes in market and economic conditions, including the market perception of REITs in general, and changes in the financial condition of our securities. Such fluctuations may depress the market price of our common stock independent of the financial performance of FSP Corp. The market conditions for REIT stocks generally could affect the market price of our common stock.

Item 2. Properties.

      Set forth below is information regarding our properties as of December 31, 2004:

                             Sponsored
                             Entity                                Percent       Approx.
                             Date of     Number     Approx.        Leased as     Number
Property Location            Purchase    of Units   Square Feet    of 12/31/04   of Tenants    Major Tenants(1)
-----------------            --------    --------   -----------    -----------   ----------    -------------

Apartment/Residential
---------------------
3919 Essex Lane               6/30/93     135       118,798         over 90%        135          None - Apts.
Houston, TX  77027

7250 Perkins Road            10/16/98     264       223,812         over 95%        264          None - Apts.
Baton Rouge, LA 70808

4000 Essex Lane               7/28/00     210       187,338         over 90%        210          None - Apts.
Houston, TX  77027

22400 Westheimer Parkway,     4/24/02     228       231,363         over 90%        228          None - Apts.
Katy, Texas  77450

                                        ------     ---------
Total Apartments                          837       761,311
                                        ------     ---------

Office
------
451 Andover Street             6/1/96                92,446         99%             40           Pentucket
North Andover, MA 01845                                                                          Medical

1515 Mockingbird Lane          7/1/97               108,778         82%             70           Primary Physicians
Charlotte, NC 28209                                                                              Care

4995 Patrick Henry Dr.        12/1/97                40,280         100%            1            Agere
Santa Clara, CA 95054

33 & 37 Villa Road             3/1/98               144,029         38%             20           New Horizons
Greenville, SC 29615                                                                             Computer

678-686 Hillview Drive         3/9/99                36,288         100%            1            Headway
Milpitas, CA 95035                                                                               Technologies

5751-5771 Copley Drive        3/12/99               101,726         100%            4            XO, Nextel,
San Diego, CA 92111                                                                              Aon Service
                                                                                                 Corp. & REVA Medical

600 Forest Point Circle        7/8/99                62,212         87%             2            American Red Cross
Charlotte, NC 28273                                                                              Cellco d/b/a Verizon

81 Blue Ravine                9/27/99                47,058         0%              0
Folsom, CA 95630

18000 W. Nine Mile Rd.        9/30/99               215,306         90%             7            IBM
Southfield, Michigan 48075

                             Sponsored
                             Entity                                Percent       Approx.
                             Date of     Number     Approx.        Leased as     Number
Property Location            Purchase    of Units   Square Feet    of 12/31/04   of Tenants    Major Tenants(1)
-----------------            --------    --------   -----------    -----------   ----------    -------------

11211 Taylor Draper Lane     12/29/99                  68,533         63%           6            CACI Technologies,
Austin, Texas 78759                                                                              State Farm, Tiburon
                                                                                                 Rodriguez
                                                                                                 Transportation

7130-7150 Columbia           12/20/99                 188,819         97%           7            Avnet, EVI, Nextira and
Gateway Drive,                                                                                   Science Application Corp.
Columbia, MD 21046                                                                               American Home Mortgage

10 Lyberty Way                5/23/00                 104,711         0%            0
Westford, MA 01886

17030 Goldentop Road          9/22/00                 141,405         100%          1            Northrop
San Diego, CA 92127                                                                              Grumman

4820 & 4920 Centennial        9/28/00                 110,730         82%           3            Hewlett-Packard
Blvd.                                                                                            Starkey Laboratories
Colorado Springs, CO 80919                                                                       Dalsa

14151 Park Meadow Drive       3/15/01                 134,849         100%          1            CACI, Inc.-Federal
Chantilly, VA 20151

1370 & 1390 Timberlake        5/24/01                 232,722         99%           3            Reinsurance Group
Manor Parkway,                                                                                   of America and AMDOCs
Chesterfield, MO 63017

501 & 505 South 336th         9/14/01                 117,227         100%          1            Weyerhaeuser Company
Street
Federal Way, WA 98003

12902 Federal Systems Park    9/17/01                 210,993         100%          1            IBM
Drive, Fairfax, VA 22033

50 Northwest Point Rd.        12/5/01                 176,848         100%          1            Motorola
Elk Grove Village, IL 60005

1350 Timberlake Manor          3/4/02                 116,312         94%           8            Computer Associates,
Parkway                                                                                          Quest Software, RGA,
Chesterfield, MO 63017                                                                           Wachovia Securities

2251 Corporate Park Ridge Dr. 5/23/02                 158,016         100%          2            Scitor Corporation
Herndon, VA 20171                                                                                Juniper Networks, Inc.

16285 Park Ten Place          6/27/02                 155,715         100%          5            Mustang Engineering
Houston, Texas 77084                                                                             & TMI aka Trendmaker
                                                                                                 Homes

                                                   ----------
Total Office                                        2,765,003
                                                   ----------

                             Sponsored
                             Entity                                Percent       Approx.
                             Date of     Number     Approx.        Leased as     Number
Property Location            Purchase    of Units   Square Feet    of 12/31/04   of Tenants    Major Tenants(1)
-----------------            --------    --------   -----------    -----------   ----------    -------------

Industrial
----------

One Technology Dr.            12/1/95                 188,000         100%            1         Alliant Foodservice
Peabody, MA 01960

8730 Bollman Place           12/14/99                  98,745         100%            1         Maines Paper and
Savage (Jessup), MD 20794                                                                       Foodservice, Inc.

                                                   ------------
Total Industrial                                      286,745
                                                   ------------

                                       -------     ------------
Grand Total                               837       3,813,059
                                       =======     ============

----------
(1) Major tenants are tenants who occupy 10% or more of the space in an individual property.

      All of the properties listed above are owned by us. None of our properties is subject to any mortgage loans. We have no material undeveloped or unimproved properties, and we have no proposed programs for the renovation, improvement or development of any of our properties. We believe that our properties are adequately covered by insurance as of December 31, 2004.

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

Item 4A. Directors and Executive Officers of FSP Corp.

      The following table sets forth the names, ages and positions of all our directors and executive officers.

              Name                     Age                Position
              ----                     ---                --------

George J. Carter (5)                   56       President, Chief Executive Officer and Director

Barbara J. Fournier (2) (4)            49       Vice President, Chief Operating Officer, Treasurer, Secretary
                                                and Director (Principal Financial Officer)

Dennis J. McGillicuddy (1) (2) (3)     63       Director

Barry Silverstein (1) (2) (4)          71       Director

John N. Burke (1) (4)                  43       Director

John G. Demeritt                       44       Senior Vice President, Finance (Principal Accounting Officer)

Richard R. Norris (5)                  61       Executive Vice President and Director

R. Scott MacPhee                       47       Executive Vice President

William W. Gribbell                    45       Executive Vice President

Janet Prier Notopoulos (3)             57       Vice President and Director

----------
(1)   Member of the Audit Committee
(2)   Member of the Compensation Committee
(3)   Class I Director
(4)   Class II Director
(5)   Class III Director

      George J. Carter, age 56, is President, Chief Executive Officer and a Director of FSP Corp. and is responsible for all aspects of the business of FSP Corp. and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. Prior to the Conversion, he was President of the General Partner and was responsible for all aspects of the business of the FSP Partnership and its affiliates. From 1992 through 1996 he was President of Boston Financial Securities, Inc. ("Boston Financial"). Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing of First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.). Mr. Carter is a NASD General Securities Principal (Series 24) and holds a NASD Series 7 general securities license.

      Barbara J. Fournier, age 49, is the Vice President, Chief Operating Officer, Treasurer, Secretary and a Director of FSP Corp. In addition, Ms. Fournier has as her primary responsibility, together with Mr. Carter, the management of all operating business affairs of FSP Corp. and its affiliates. Ms. Fournier is also the Principal Financial Officer. Prior to the Conversion, Ms. Fournier was the Vice President, Chief Operating Officer, Treasurer and Secretary of the General Partner. From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial. Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group. From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities; including Office Manager, Securities Operations and Partnership Administration. Ms. Fournier attended Northeastern University and the New York Institute of Finance. Ms. Fournier is a NASD General Securities Principal (Series 24). She also holds other NASD supervisory licenses including Series 4 and Series 53, and a NASD Series 7 general securities license.

      Dennis J. McGillicuddy, age 63, has been a director of the Company and the Chairman of the Compensation Committee since May 2002. Mr. McGillicuddy joined the Audit Committee in July 2004. Mr. McGillicuddy graduated from the University of Florida with a B.A. degree and in 1966 he graduated from the University of Florida Law School with a J.D. degree. In 1968, Mr. McGillicuddy joined Barry Silverstein in founding Coaxial Communication, a cable television company. Initially operating in small, rural communities in the southeast, Coaxial expanded its operations to Columbus, Ohio, the suburbs of Cincinnati, Ohio, and St. Paul, Minnesota, as well as smaller systems in West Virginia, Kentucky and Illinois. In 1998 and 1999, Coaxial sold its cable systems. Since January 2001, Mr. McGillicuddy has served as a manager of BDS Management LLC, a management services company. Mr. McGillicuddy has served on the boards of various charitable organizations. He is currently president of the Board of Trustees of Florida Studio Theater, a professional non-profit theater organization. Also, Mr. McGillicuddy is an officer and board member of The Florida Winefest and Auction Inc., a Sarasota-based charity, which provides funding for programs of local charities that deal with disadvantaged children and their families.

      Barry Silverstein, age 71, has been a director of the Company and a member of the Compensation Committee since May 2002. Mr. Silverstein joined the Audit Committee in July 2004. Mr. Silverstein took his law degree from Yale University in 1957 and subsequently held positions as attorney/officer/director of various privately-held manufacturing companies in Chicago, Illinois. After selling those interests in 1964, he moved to Florida to manage his own portfolio and to teach at the University of Florida Law School. In 1968, Mr. Silverstein became the principal founder and shareholder in Coaxial Communication, a cable television company. Initially operating in small, rural communities in the southeast, Coaxial expanded its operations to Columbus, Ohio, the suburbs of Cincinnati, Ohio, and St. Paul, Minnesota, as well as smaller systems in West Virginia, Kentucky and Illinois. In 1998 and 1999, Coaxial sold its cable systems. Since January 2001, Mr. Silverstein has served as a member of BDS Management LLC, a management services company.

      John N. Burke, age 43 has been a director of the Company and Chairman of the Audit Committee since June 2004. Prior to staring his own accounting, tax and consulting firm in January 2003, he was an Assurance Partner in the Boston office of BDO Seidman, LLP, an international accounting and consulting firm. From 1987 to 2003, Mr. Burke served several private and publicly traded real estate clients at BDO Seidman, LLP and assisted companies with initial public offerings, private equity and debt financings and merger and acquisition transactions. Mr. Burke's consulting experience includes SEC reporting matters, compliance with Sarbanes-Oxley, tax and business planning and evaluation of internal controls and management information systems. Mr. Burke is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Burke holds a Master's of Science in Taxation and studied undergraduate accounting and finance at Bentley College.

      John G. Demeritt, age 44, is the Senior Vice President, Finance and Principal Accounting Officer of FSP Corp. Prior to joining the Company in 2004, Mr. Demeritt was a Manager with Vitale Caturano & Company, Ltd., an independent accounting firm where he focused on Sarbanes Oxley compliance. Previously, from March 2002 to March 2004 he provided consulting services to public and private companies where he focused on SEC filings, evaluation of business processes and acquisition integration. During 2001 and 2002 he was Vice President of Financial Planning & Analysis at Cabot Industrial Trust, a publicly traded real estate investment trust, which was acquired by CalWest in December 2001. From October 1995 to December 2000 he was Controller and Officer of The Meditrust Companies (now known as the The La Quinta Companies), a publicly traded real estate investment trust, where he was involved with a number of merger and financing transactions. Prior to that, from 1986 to 1995 he had financial and accounting responsibilities at three other public companies, and was previously associated with Laventhol & Horwath, an independent accounting firm from 1983 to 1986. Mr. Demeritt is a Certified Public Accountant and holds a Bachelor of Science degree from Babson College.

      Richard R. Norris, age 61, is an Executive Vice President and a Director of FSP Corp. and has as his primary responsibility the direct equity placement of the Sponsored Entities. Prior to the Conversion, Mr. Norris was an Executive Vice President of the General Partner. From 1993 through 1996 he was an executive officer of Boston Financial. From 1983 to 1993 Mr. Norris worked at Winthrop Financial Associates. Prior to that, he worked at Arthur Young & Company (subsequently named Ernst & Young through a merger). Mr. Norris is a graduate of Bowdoin College (B.A.) and Northeastern University (M.S.). Mr. Norris holds a NASD Series 7 general securities license.

      R. Scott MacPhee, age 47, is an Executive Vice President of FSP Corp. and has as his primary responsibility the direct equity placement of the Sponsored Entities. Prior to the Conversion, Mr. MacPhee was an Executive Vice President of the General Partner. From 1993 through 1996 he was an executive officer of Boston Financial. From 1985 to 1993 Mr. MacPhee worked at Winthrop Financial Associates. Mr. MacPhee attended American International College. Mr. MacPhee holds a NASD Series 7 general securities license.

      William W. Gribbell, age 45, is an Executive Vice President of FSP Corp. and has as his primary responsibility the direct equity placement of the Sponsored Entities. Prior to the Conversion, Mr. Gribbell was an Executive Vice President of the General Partner. From 1993 through 1996 he was an executive officer of Boston Financial. From 1989 to 1993 Mr. Gribbell worked at Winthrop Financial Associates. Mr. Gribbell is a graduate of Boston University (B.A.). Mr. Gribbell holds a NASD Series 7 general securities license.

      Janet Prier Notopoulos, age 57, is a Vice President and a Director of FSP Corp. and President of FSP Property Management and has as her primary responsibility the oversight of the management of the real estate assets of FSP Corp. and its affiliates. Prior to the Conversion, Ms. Notopoulos was a Vice President of the General Partner. Prior to joining the FSP Partnership in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients. From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company. Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar. Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

      With the exception of John G. Demeritt, each of the above executive officers has been a full-time employee of FSP Corp. or its predecessor for the past five fiscal years.

      There are no family relationships among any of the directors or executive officers.

PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.

      There is no established public trading market for our common stock. The fair value of our common stock as determined by our board of directors was $17.70 per share as of December 31, 2004.

      As of March 10, 2005, there were 1,430 holders of record of our common stock. This computation is based upon the number of record holders reflected in our corporate records.

      We have declared a dividend of $0.31 per share of our common stock payable to stockholders of record as of February 7, 2005. Set forth below are the distributions per share of common stock made by FSP Corp., in each quarter since 2002.

                                         Distribution Per Share of
          Quarter Ended                  Common Stock of FSP Corp.
          -------------                  -------------------------

             3/31/02                               $0.31
             6/30/02                               $0.31
             9/30/02                               $0.31
            12/31/02                               $0.31
             3/31/03                               $0.31
             6/30/03                               $0.31
             9/30/03                               $0.31
            12/31/03                               $0.43*
             3/31/04                               $0.31
             6/30/04                               $0.31
             9/30/04                               $0.31
            12/31/04                               $0.31

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

                                                             Year Ended December 31,
                                           -------------------------------------------------------------
                                             2004         2003         2002         2001         2000
                                           --------     --------     --------     --------     --------

(In thousands, except per share
or unit amounts)

Operating Data:
Total revenue                              $100,052     $ 80,700     $ 53,662     $ 51,583     $ 32,793
Income from:
  Continuing operations                      47,763       39,823       26,741       24,621        8,171
  Discontinued operations                        --          195          571          747          743
  Gain on sale of properties                     --        6,362           --           --           --
                                           --------     --------     --------     --------     --------
  Net income                                 47,763       46,380       27,312       25,368        8,914

Basic and diluted income per share
and per limited and general
partnership unit from:
  Continuing operations                        0.96         1.02         1.09         1.00         0.43
  Discontinued operations                        --           --         0.02         0.03         0.04
  Gain on sale of properties                     --         0.16           --           --           --
                                           --------     --------     --------     --------     --------
  Total                                        0.96         1.18         1.11         1.03         0.47

Distributions declared per
unit/share outstanding (1) from:
  Operations                                   1.24         1.24         1.24         1.18         1.02
  Sale of properties                             --         0.12           --           --           --
                                           --------     --------     --------     --------     --------
  Total                                        1.24         1.36         1.24         1.18         1.02

                                                               As of December 31,
                                           -------------------------------------------------------------
                                             2004         2003          2002         2001        2000
                                           --------     --------     --------     --------     --------
Balance Sheet Data
Total assets                               $573,111     $528,529     $201,936     $204,117     $219,923
Total liabilities                            70,023       11,674        4,771        4,354       19,280
Minority interests in
   consolidated entities                         --           --           --           --           63
Total shareholders'/partners capital        503,088      516,855      197,165      199,763      200,580

(1) As a result of the conversion of the FSP Partnership into FSP Corp., each unit in the FSP Partnership was converted into one share of common stock in FSP Corp.

      The 2003 financial statements reflect acquisition by merger of 13 Sponsored REITs. Prior to the acquisition, FSP Corp. held a non-controlling interest with virtually no economic benefits or risks in these REITs.

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

Trends and Uncertainties

      Real Estate Operations

      Our property operations during the fourth quarter of 2004 produced profit results that were generally in line with management's expectations. We believed 2004 would be another tough year for real estate rental operations. In fact, 2004 showed no significant improvement in either occupancy or rental rates in most real estate markets around the country. In most office markets, occupancy rates increased slightly and sublease inventory began to decrease while rental rates continued to decline. However, the general economy did continue to improve in 2004, and management believes that 2005 may be the first year in the last three years to show legitimate broad-based improvement in real estate operating fundamentals, particularly in the long-suffering office property sector, our predominant property type. Nevertheless, assuming a normal cyclical continuation of the current U.S. economic expansion, it is likely to take several more years for office occupancies and rents to reach levels that were prevalent in 1999, 2000, and 2001.

      The portfolio was approximately 90% leased at December 31, 2004. Less than 10% of the square footage in our non-residential real estate portfolio has leases that are scheduled to expire in 2005. We cannot predict if these tenants will renew their leases or what the terms and conditions of the lease renewals will be, although we expect to renew or sign new leases at current market rates for the locations in which the buildings are located, which in most cases will be below the expiring rental rates.

      While our apartment properties were over 90% leased at the end of the quarter, we continue to be unable to raise rents significantly.

      Sale of Properties

      We continue to evaluate our portfolio, and in the future may decide to dispose of additional properties from time-to-time in the ordinary course of business.

      Investment Banking/Investment Services

      Unlike our real estate operations business, which provides a rental revenue stream which is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature. Both the number of Sponsored REIT syndications completed and the amount of equity raised in 2004 were below our expectations. Future business in this area is unpredictable.

      Our property acquisition executives were concerned about high valuation levels for prime commercial investment real estate in 2004. It appears that a combination of factors, including low interest rates, a recovering general economy and increased capital allocation to real estate assets is increasing prices on many properties we would have an interest in acquiring. This upward pressure on prices is causing capitalization rates to fall and prices per square foot to rise. Specifically, our acquisition executives were not able to identify enough property during 2004 at a price acceptable under our investment criteria to grow our overall investment banking/investment services business. Lower revenues from this business reduced the cash available for distribution to stockholders as dividends. As 2005 begins, valuation levels for many top quality investment properties remain at historically high levels, with significant competition from a variety of capital sources to acquire them. We continue to rely solely on our in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time (i.e., invest in a Sponsored REIT). We also continue to evaluate our in-house sales force, as to whether we are capable, either through our existing client base or through new clients, of raising sufficient investment capital in Sponsored REITs to achieve future performance objectives.

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

      Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in Sponsored REITs and our investments in real property. These policies affect our:

      o allocation of purchase prices between various asset categories and the related impact on our recognition of rental income and depreciation and amortization expense;

      o assessment of the carrying values and impairments of long lived assets;

      o     classification of leases; and

      o     revenue recognition in the syndication of Sponsored REITs.

      Allocation of Purchase Price

      We have historically allocated the purchase prices of properties to land, buildings and improvements. Each component of purchase price generally has a different useful life. For properties acquired subsequent to June 1, 2001, the effective date of Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," we allocate the value of real estate acquired among land, buildings, improvements and identified intangible assets and liabilities, which may consist of the value of above market and below market leases, the value of in-place leases, and the value of tenant relationships. Purchase price allocations and the determination of the useful lives are based on management's estimates. Under some circumstances we may rely upon studies commissioned from independent real estate appraisal firms in determining the purchase price allocations.

      Purchase price allocated to land and building and improvements is based on management's determination of the relative fair values of these assets assuming the property was vacant. Management determines the fair value of a property using methods similar to those used by independent appraisers. Purchase price allocated to above market leases is based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. Purchase price allocated to in-place leases and tenant relationships is determined as the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant. This aggregate value is allocated between in-place lease values and tenant relationships is based on management's evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from in-place lease value because such value and its consequence to amortization expense is immaterial for acquisitions reflected in our financial statements. Factors considered by us in performing these analyses include (i) an estimate of carrying costs during the expected lease-up periods, including real estate taxes, insurance and other operating income and expenses, and (ii) costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs. If future acquisitions result in our allocating material amounts to the value of tenant relationships, those amounts would be separately allocated and amortized over the estimated life of the relationships.

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

      Revenue Recognition

      We earn syndication and transaction fees in connection with the syndication of Sponsored REITs. This revenue is recognized pursuant to the provisions of SFAS No. 66 "Accounting for Sales of Real Estate," and Statement of Position 92-1 "Accounting for Real Estate Syndication Income." Revenue is recognized provided the criteria for sale accounting in SFAS No. 66 are met. Accordingly, we recognize syndication fees related to commissions when shares of the Sponsored REIT are sold and the investor's funds have been transferred from escrow into our account. We recognize transaction fees related to loan commitment and acquisition fees upon an investor closing and the subsequent payment of the Sponsored REIT's loan and fees payable to the Company. Other transaction fees are recognized upon the final syndication of the Sponsored REIT.

      Ownership of Stock in a Sponsored REIT

      Common stock investments in Sponsored REITs are consolidated while the entity is controlled by the Company. Following the commencement of syndication the Company exercises influence over, but does not control these entities and investments are accounted for using the equity method. Once under the equity method of accounting, our cost basis is adjusted by its share of the Sponsored REITs' earnings, if any, prior to completion of the syndication. Equity in losses of Sponsored REITs is not recognized to the extent that the investment balance would become negative. Distributions received are recognized as income once the investment balance is reduced to zero, unless there is an asset held for syndication from the Sponsored REIT entity. Equity in losses or distributions received in excess of investment is recorded as an adjustment to the carrying value of the asset held for syndication.

      We recognize our share of the operations during the period we consolidate and when the equity method is appropriate, as opposed to classifying the Sponsored REITs as discontinued operations, because we earn an ongoing asset and/or property management fee from Sponsored REITs. These ongoing fees, in addition to the influence that we exercise over the Sponsored REIT, constitute a continuing involvement between the Company and the Sponsored REIT and preclude treatment as discontinued operations.

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

Recent Accounting Standards

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. In December 2003, the FASB revised FIN 46 with certain modifications and clarifications. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. The provisions of this interpretation became effective upon issuance. The adoption of this standard had no impact on the Company's financial position, results of operations or cash flow.

      In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement was effective for financial instruments entered into or modified after May 31, 2003; otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. SFAS No. 149 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard had no impact on our financial position, results of operations or cash flows.

Results of Operations

      We operate in two business segments: Real Estate Operations and Investment Banking/Investment Services. We consider contribution from each segment in evaluating performance. Contribution includes revenue from each segment, less related expenses such as rental property operating expenses, depreciation and amortization, commissions, selling, general and administrative expenses and interest income and expense.

The following table shows each segment for the years ended December 31, 2004 and 2003.

(in thousands)

Real Estate Operations                                         2004          2003        Change
                                                               ----          ----        ------
Revenues:
  Rental income                                            $ 71,782      $ 50,341      $ 21,441
  Transaction fees                                           11,976        13,328        (1,352)
  Management fees and interest income from loans                581           961          (380)
  Other                                                          17            20            (3)
                                                           -------------------------------------
                                                             84,356        64,650        19,706
                                                           -------------------------------------
Expenses:
  Real estate operating expenses                             14,809        10,533         4,276
  Real estate taxes and insurance                             9,479         6,329         3,150
  Depreciation and amortization                              13,445         9,342         4,103
  Selling, general and administrative                         1,508         1,064           444
  Interest                                                    1,527         1,036           491
                                                           -------------------------------------
                                                             40,768        28,304        12,464
                                                           -------------------------------------
Other items:
  Interest income                                               822           293           529
  Equity in earnings of non-consolidated REIT's                 620           753          (133)
                                                           -------------------------------------
                                                              1,442         1,046           396
                                                           -------------------------------------

Contribution from real estate                                45,030        37,392         7,638
                                                           -------------------------------------

Investment Banking/Investment Services
Revenues:
  Syndication fees                                           13,579        14,631        (1,052)
  Transaction fees                                            2,117         1,417           700
  Other                                                          --             2            (2)
                                                           -------------------------------------
                                                             15,696        16,050          (354)
                                                           -------------------------------------
Expenses:
  Commissions                                                 6,959         7,291          (332)
  Depreciation and amortization                                 147            56            91
  Selling, general and administrative                         4,178         4,647          (469)
                                                           -------------------------------------
                                                             11,284        11,994          (710)
                                                           -------------------------------------
Other items:
  Interest income                                                46            75           (29)
  Taxes on income                                            (1,725)       (1,700)          (25)
                                                           -------------------------------------
                                                             (1,679)       (1,625)          (54)
                                                           -------------------------------------

Contribution from investment banking                          2,733         2,431           302
                                                           -------------------------------------

  Income from continuing operations                          47,763        39,823         7,940
  Discontinued operations, less applicable income tax:
    Income from discontinued operations                          --           195          (195)
    Gain on sale of properties                                   --         6,362        (6,362)
                                                           -------------------------------------
  Net income                                               $ 47,763      $ 46,380      $  1,383
                                                           =====================================

Comparison of the year ended December 31, 2004 to the year ended
December 31, 2003

      The real estate segment included 28 owned properties for the full year of 2004 compared to 2003. On June 1, 2003, we completed the acquisition by merger of 13 Sponsored REITs, which added 13 properties to our portfolio. Increases in rental revenues and expenses are primarily a result of those mergers.

      Our investment banking/investment services segment syndicated eight Sponsored REITs with total gross proceeds of $208.2 million in 2004 compared to five Sponsored REITs syndicated in 2003 with total gross proceeds of $231.8 million, a decrease of $23.6 million or 10.2%. This decrease was attributable to the increased difficulty in finding properties that met our investment criteria in 2004, as compared to 2003, as discussed above in "Trends and Uncertainties - Investment Banking/Investment Services." Revenues and expenses for investment banking/investment services are directly related to the gross proceeds of these syndications.

      Total revenues increased $19.3 million, or 24%, to $100.1 million for the year ended December 31, 2004, as compared to $80.7 million for the year ended December 31, 2003. Total expenses were $52.1 million for the year ended December 31, 2004; an increase of $11.8 million, or 29%, compared to the year ended December 31, 2003. Each segment is discussed below.

      Real Estate Operations

      Contribution from the real estate segment was $45.0 million for the year ended December 31, 2004; an increase of $7.6 million, or 20.4%, compared to the year ended December 31, 2003. The increase is primarily attributable to:

      o An increase to revenues of $21.4 million from the benefit of having 28 properties in the portfolio for 2004 compared to 2003. On June 1, 2003 we completed the acquisition by merger of 13 Sponsored REITs, which added 13 properties to the 15 properties in our portfolio at that time. The benefit of owning the merged properties for the full year was partially offset by a slight decrease in occupancy in the portfolio prior to the merger; and decreases in transaction (loan commitment) fees of $1.3 million and other revenues of $0.4 million, which were principally caused by a decrease in gross syndication proceeds compared to 2003.

      o An increase in rental property operating expenses, real estate taxes, insurance and depreciation of $11.5 million, which primarily relates to the increase in the number of properties in our portfolio from the mergers.

      o An increase in selling, general and administrative costs of $0.4 million related primarily to professional fees related to compliance with Sarbanes-Oxley and increased audit fees; and additional infrastructure costs to monitor and manage a larger portfolio of REITs.

      o A decrease in equity from non-consolidated REITs, which was principally caused by the impact of EITF 98-13, where equity in losses or dividends received in excess of investment in non-consolidated REITs of $0.2 million were deferred from revenue recognition and recorded as a reduction in the carrying value of assets held for syndication from a Sponsored REIT.

      Investment Banking/Investment Services

      Contribution of the investment banking and services segment was $2.7 million for the year ended December 31, 2004; a increase of $0.3 million, or 12.4%, compared to the year ended December 31, 2003. The increase was primarily attributable to:

      o A decrease in syndication fee revenues of $1.0 million, which was primarily attributable to the increased difficulty in finding properties that met our investment criteria in 2004, as compared to 2003, as discussed above in "Trends and Uncertainties - Investment Banking/Investment Services". This decrease was partially offset by an increase in transaction fee revenue of $0.7 million. The increase primarily related to transaction fee revenue recognized from a 2003 syndication, which closed in early 2004.

      o A decrease in commission expense of $0.3 million, which relates to the decrease in gross syndication proceeds compared to 2003.

      o An increase in depreciation expense of $0.1 million related to capital expenditures in our Wakefield headquarters.

      o A decrease to selling, general and administrative costs of $0.5 million related primarily to a reduction in bonus compensation.

      o Interest income decreased $29,000 to $46,000 for the year ended December 31, 2004 compared to 2003, primarily as a result of decreases in general interest rates and lower gross syndication proceeds in 2004 compared to 2003.

      o Taxes on income increased by $25,000 to $1.7 million for the year ended December 31, 2004 at an effective tax rate of 38.7%, compared to 2003, during which our effective tax rate was 41.2%. The effective rate in 2004 was lower as a result of an adjustment to the statutory rate to better reflect the benefit of lower tax rates at lower levels of taxable income. We expect an effective tax rate of approximately 40.3% for our taxable REIT subsidiary in the future.

Combined

Contribution from both segments for the year ended December 31, 2004 combined increased $8.0 million to $47.8 million compared to $39.8 million for the reasons discussed above.

Discontinued Operations

During 2004 no properties were sold, while in 2003 two properties were. For the year ended December 31, 2003, we reported income from discontinued operations of $0.2 million and a gain on sale of properties of $6.4 million.

Net Income

The resulting net income for the year ending December 31, 2004 was $47.8 million compared to net income of $46.4 million for the year ended December 31, 2003.

The following table shows each segment for the years ended December 31, 2003 and 2002.

(in thousands)

Real Estate Operations                                      2003          2002        Change
                                                            ----          ----        ------
Revenues:
  Rental income                                         $ 50,341      $ 26,166      $ 24,175
  Transaction fees                                        13,328        12,081         1,247
  Management fees and interest income from loans             961           676           285
  Other                                                       20             8            12
                                                        ------------------------------------
                                                          64,650        38,931        25,719
                                                        ------------------------------------
Expenses:
  Real estate operating expenses                          10,533         5,673         4,860
  Real estate taxes and insurance                          6,329         2,794         3,535
  Depreciation and amortization                            9,342         4,504         4,838
  Selling, general and administrative                      1,064         1,111           (47)
  Interest                                                 1,036           894           142
                                                        ------------------------------------
                                                          28,304        14,976        13,328
                                                        ------------------------------------
Other items:
  Interest income                                            292           223            69
  Equity in earnings of non-consolidated REIT's              754            38           716
                                                        ------------------------------------
                                                           1,046           261           785
                                                        ------------------------------------

Contribution from real estate                             37,392        24,216        13,176
                                                        ------------------------------------

Investment Banking/Investment Services
Revenues:
  Syndication fees                                        14,631        13,720           911
  Transaction fees                                         1,417         1,010           407
  Other                                                        2             1             1
                                                        ------------------------------------
                                                          16,050        14,731         1,319
                                                        ------------------------------------
Expenses:
  Commissions                                              7,291         6,824           467
  Depreciation and amortization                               56           169          (113)
  Selling, general and administrative                      4,647         4,587            60
                                                        ------------------------------------
                                                          11,994        11,580           414
                                                        ------------------------------------
Other items:
  Interest income                                             75            73             2
  Taxes on income                                         (1,700)         (699)       (1,001)
                                                        ------------------------------------
                                                          (1,625)         (626)         (999)
                                                        ------------------------------------

Contribution from investment banking                       2,431         2,525           (94)
                                                        ------------------------------------

  Income from continuing operations                       39,823        26,741        13,082
  Discontinued operations, less applicable income tax:
  Income from discontinued operations                        195           571          (376)
  Gain on sale of properties                               6,362            --         6,362
                                                       -------------------------------------
  Net income                                            $ 46,380      $ 27,312      $ 19,068
                                                       =====================================

Comparison of the year ended December 31, 2003 to the year ended
December 31, 2002

      On June 1, 2003, we completed the acquisition by merger of 13 Sponsored REITs, which more than doubled the size of our real estate operations. Increases in rental revenues and expenses are primarily a result of these mergers. We also sold two properties in 2003. The results of operations for these two properties are shown as discontinued operations. We owned 15 properties for a full year and, as a result of the mergers, 13 properties for seven months in 2003. The results of operations for 2002 have been adjusted to reflect the sale of two properties in 2003.

      Our investment banking/investment services segment syndicated five Sponsored REITs with total gross proceeds of $231.8 million in 2003; an increase of $21.7 million compared to six Sponsored REITs syndicated in 2002 with total gross proceeds of $210.1 million. Revenues and expenses for investment banking/investment services are directly related to the gross proceeds of these syndications.

      Total revenues increased $27.0 million, or 50%, to $80.7 million for the year ended December 31, 2003, as compared to $53.7 million for the year ended December 31, 2002. Total expenses were $40.3 million for the year ended December 31, 2003; an increase of $13.7 million, or 51.7%, compared to the year ended December 31, 2002. Each segment is discussed below.

      Real Estate Operations

      Contribution from the real estate segment was $37.4 million for the year ended December 31, 2003; an increase of $13.2 million, or 54.4%, compared to the year ended December 31, 2002. The increase is primarily attributable to:

      o An increase in rental revenue of $24.2 million consisting principally of a $24.9 million increase from having 28 properties in the portfolio for seven months of 2003 which were not in the portfolio in 2002; rent increases in the remaining properties of $0.5 million; and a decrease due to vacancies at four properties aggregating $1.2 million.

      o An increase in transaction (loan commitment) fees of $1.2 million relating to an increase in gross syndication proceeds, and an increase in other revenues of $0.3 million, resulting from additional Sponsored REITs managed by our property management subsidiary and due to new syndications.

      o An increase to rental property operating expenses, real estate taxes, insurance and depreciation of $13.2 million, which relates to the increase in the number of properties in our portfolio from the mergers in 2003.

      o Increases to equity in income from non-consolidated REIT's of $0.7 million, primarily as a result of distributions paid in excess of investments for syndicated REIT's completed during 2003 compared to 2002.

      o There were no significant changes to selling, general and administrative expenses, interest expense and interest income related to real estate operations.

      Investment Banking/Investment Services

      Contribution of the investment banking and services segment was $2.4 million for the year ended December 31, 2003; a decrease of $0.1 million, or 3.7%, compared to the year ended December 31, 2002. The decrease was primarily attributable to:

      o An increase in syndication and transaction fee revenues of $1.3 million, which was the result of an increase in gross syndication proceeds compared to 2002.

      o An increase in commission expense of $0.4 million, which relates to the increase in gross syndication proceeds compared to 2002.

      o There were no significant changes to selling, general and administrative expenses, interest expense and interest income related to Investment Banking/Investment Services.

      o Taxes on income were $1.7 million for the year ended December 31, 2003, a net increase of $1.0 million or 140% compared to the year ended December 31, 2002. The tax rate for 2003 on the taxable REIT subsidiary was approximately 41% compared to the tax rate for 2002 of approximately 22%. The 2002 rate included certain benefits that will not occur in the future.

Combined

Contribution from both segments combined was $39.8 million compared to $26.7 million, an increase of $13.1 million for the reasons discussed above.

Discontinued Operations

Discontinued operations in 2003 and 2002 related to the two properties that were sold in 2003. For the year ended December 31, 2003, we reported income from discontinued operations of $0.2 million, representing income from the beginning of the year to the date of sale of each property, compared to $0.6 million, representing income for the full year ended December 31, 2002 for each property. For the year ended December 31, 2003 we reported the gain on sale of properties of $6.4 million.

Net Income

The resulting net income for the year ending December 31, 2003 was $46.4 million compared to net income of $27.3 million for the year ended December 31, 2002.

Liquidity and Capital Resources

      Cash and cash equivalents were $52.8 million and $58.8 million at December 31, 2004 and December 31, 2003, respectively. This decrease of $6.0 million is attributable to $61.7 million provided by operating activities, less $61.4 million used for investing activities, less $6.3 million used for financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations, cash anticipated to be generated by the sale of preferred stock in future Sponsored REITs and our line of credit will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.

      Operating Activities

      The cash provided by our operating activities of $61.7 million is primarily attributable to net income of $47.8 million, plus the add-back of $13.7 million of non-cash activity and an insignificant increase in operating assets of $0.2 million.

      Investing Activities

      Our cash used by investing activities of $61.4 million is attributable to $1.5 million to acquire or improve real estate assets; $0.1 million for office space and computers at our headquarters; $4.3 million of investments in non-consolidated REIT's and an additional $55.5 million invested in assets held for syndication.

      Financing Activities

      Our cash used by financing activities of $6.3 million is attributable to $61.5 million of distributions to shareholders, repayment of $4.1 million of the loan outstanding at December 31, 2003, and $0.1 million used to purchase treasury shares of our Company's shares. These uses were offset by borrowing of $59.4 million used to acquire assets held for syndication at December 31, 2004.

      Line of Credit

      We have a revolving line of credit agreement with a group of banks providing for borrowings of up to $125 million. Borrowings under the line of credit bear interest at either the bank's base rate (5.25% at December 31, 2004) or at LIBOR plus 125 basis points (3.67% at December 31, 2004), as defined. Borrowings outstanding under the line of credit at December 31, 2004 were $59.4 million at the bank's base rate. We are in compliance with all bank covenants required by this line of credit. The maturity date of the line of credit is August 18, 2005, and we intend to evaluate extension, renewal or replacement of the facility.

      Rental Income Commitments

      Our commercial real estate operations include the leasing of office buildings and industrial properties subject to leases with terms greater than one year. The leases thereon expire at various dates through 2013. Approximate future minimum rental income from non-cancelable operating leases as of December 31, 2004 is:

                                      Amount
                   Date           (in thousands)
                   ----           -------------

                   2005             $ 46,401

                   2006               39,950

                   2007               32,381

                   2008               29,797

                   2009               24,132

                 2010-2013            17,070

Contractual Obligations

---------------------------------------------------------------------------------------------------------
Contractual                                        Payment due by period
Obligations                                            (in thousands)
---------------------------------------------------------------------------------------------------------
                      Total         2005         2006       2007       2008        2009      After 2009
---------------------------------------------------------------------------------------------------------
Line of Credit       $59,439       $59,439       $ --       $ --       $ --       $  --       $  --
---------------------------------------------------------------------------------------------------------
Operating Leases       1,086           295        302        308        181          --          --
---------------------------------------------------------------------------------------------------------
Total                $60,525       $59,734       $302       $308       $181       $  --       $  --
---------------------------------------------------------------------------------------------------------

      The operating leases in the table above consist of our lease of corporate office space, which was amended in 2003. The lease includes a base annual rent and additional rent for our share of taxes and operating costs.

Off-Balance Sheet Arrangements

Investments in Sponsored REITs

As part of our business model we organize single-purpose entities that own real estate, purchases of which are financed through the private placement of equity in those entities, typically through syndication. We call these entities Sponsored REITs, and they are operated in a manner intended to qualify as real estate investment trusts. We earn fees related to the sale of preferred stock in the Sponsored REITs in these syndications. The Sponsored REITs issue both common stock and preferred stock. The common stock is owned solely by FSP Corp. and, except for two non-management directors of FSP Corp., who from time to time invest in Sponsored REITs, the preferred stock is owned by unaffiliated investors. Following consummation of the offerings, the preferred stockholders in each of the Sponsored REITs are entitled to 100% of the Sponsored REIT's cash distributions. Subsequent to the completion of the offering of preferred shares, the Company does not share in any of a Sponsored REIT's earnings, or any related dividend, and the common stock ownership interests have virtually no economic benefit or risk. Prior to the completion of the offering of preferred shares, the Company shares in a Sponsored REIT's earnings (and related dividends) to the extent of its ownership interest in the Sponsored REIT.

As a common stockholder, upon completion of the syndication, we have no rights to the Sponsored REIT's earnings or any related cash distributions. However, upon liquidation of a Sponsored REIT, we are entitled to our percentage interest in any proceeds remaining after the preferred stockholders have recovered their investment. Our percentage interest in each Sponsored REIT is less than 0.1%. The affirmative vote of the holders of a majority of the Sponsored REIT's preferred stockholders is required for any actions involving merger, sale of property, amendment to charter or issuance of additional capital stock. In addition, all of the Sponsored REITs allow the holders of more than 50% of the outstanding preferred shares to remove (without cause) and replace one or more members of that Sponsored REIT's board of directors.

Common stock investments in Sponsored REITs are consolidated while the entity is controlled by the Company. Following the commencement of syndication the Company exercises influence over, but does not control these entities and investments are accounted for using the equity method. Under the equity method of accounting, the Company's cost basis is adjusted by its share of the Sponsored REITs' earnings, if any, prior to completion of the syndication. Equity in losses of Sponsored REITs is not recognized to the extent that the investment balance would become negative and distributions received are recognized as income once the investment balance is reduced to zero, unless there are assets held for syndication from the Sponsored REIT entity. Equity in losses or distributions received in excess of investment is recorded as an adjustment to the carrying value of the assets held for syndication.

At December 31, 2004, we held an interest in 15 Sponsored REITs, of which 13 were fully syndicated and we no longer share economic benefit or risk. The value of the two entities which were not fully syndicated is approximately $59.2 million and is shown on the consolidated balance sheets as assets held for syndication. At December 31, 2003 we held an interest in eight Sponsored REITs, of which seven were fully syndicated. The value of the entity which was not fully syndicated was approximately $4.1 million and is shown on the consolidated balance sheets as assets held for syndication. At December 31, 2002 we held an interest in 16 Sponsored REITs, all of which were fully syndicated.

The table below shows the Company's share of income and expenses from Sponsored REITs prior to consolidation. Management fees of $102,000, $5,000 and $14,000 for the years ended December 31, 2004, 2003 and 2002, respectively; and interest expenses are eliminated in consolidation.

                                                       Year Ended December 31,
(in thousands)                                       2004       2003       2002
                                                     ----       ----       ----

Operating Data:
Rental revenues                                     $3,772      $552      $1,357
Operating and maintenance expenses                   1,439       177         410
Depreciation and amortization                          584       133         233
Interest expense                                       922       163         243
Interest income                                         25        --          10
                                                    ----------------------------
                                                    $  852      $ 79      $  481
                                                    ============================

During the years ended December 31, 2004, 2003 and 2002, the Company recorded equity in earnings of Sponsored REITs following the commencement of syndication of $390,000, $753,000 and $38,000, respectively

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      We were not a party to any derivative financial instruments at or during the year ended December 31, 2004.

      We borrow from time-to-time on our line of credit. These borrowings bear interest at the bank's base rate (5.25% at December 31, 2004) or at LIBOR plus 125 basis points (3.67% at December 31, 2004), as elected by us when requesting funds as defined. As of December 31, 2004, $59,439,000 was outstanding under the line of credit at the bank's base rate. We have used the funds drawn on our line of credit only for the purpose of making interim mortgage loans to Sponsored REITs. These mortgage loans bear interest at the same variable rate payable by us under our line of credit. We therefore believe that we have mitigated our interest rate risk with respect to our borrowings.

Item 8. Financial Statements and Supplementary Data.

      The information required by this item is included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements in Item 15 of Part IV.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

      Our management, with the participation of FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Vice President and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(d) under the Exchange Act) as of December 31, 2004. Based on this evaluation, FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Vice President and Chief Operating Officer (Principal Financial Officer) concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Vice President and Chief Operating Officer (Principal Financial Officer) by others within these entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Management's Annual Report on Internal Control Over Financial Reporting

      The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

      Based on our assessment, management concluded that, as of December 31, 2004, the Company's internal control over financial reporting is effective based on those criteria.

      Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

      No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On March 10, 2005, we amended our merger agreement with our wholly-owned subsidiaries and four Target REITs to extend the termination date from March 31, 2005 to May 15, 2005. The amendment is attached hereto as Exhibit 2.2.

PART III

      Certain information required by Part III of this Form 10-K is omitted because we will file a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant.

      The response to this item is contained in part under the caption "Item 4A. Directors and Executive Officers of the Registrant" in Part I hereof and the remainder is contained in the Proxy Statement and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

      (a)   The following documents are filed as part of this report:

      1.    Financial Statements:

            The Financial Statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

      2.    Financial Statement Schedule:

            The Financial Statement Schedule listed on the accompanying Index to Financial Statements is filed as part of this Annual Report on Form 10-K.

      3.    Exhibits:

            The Exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf as of March 10, 2005 by the undersigned, thereunto duly authorized.

                                FRANKLIN STREET PROPERTIES CORP.


                                By: /s/ George J. Carter
                                    --------------------------------------
                                    George J. Carter
                                    President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                         Title                           Date
---------                         -----                           ----

/s/ George J. Carter              President, Chief Executive      March 10, 2005
---------------------------       Officer and Director
George J. Carter                  (Principal Executive Officer)

/s/ Barbara J. Fournier           Vice President, Chief           March 10, 2005
---------------------------       Operating Officer, Treasurer,
Barbara J. Fournier               Secretary and Director
                                  (Principal Financial Officer)

/s/ John G. Demeritt
---------------------------       Senior Vice President,          March 10, 2005
John G. Demeritt                  Finance
                                  (Principal Accounting Officer)

/s/ Richard R. Norris             Director                        March 10, 2005
---------------------------
Richard R. Norris

/s/ Janet P. Notopoulos           Director                        March 10, 2005
---------------------------
Janet P. Notopoulos

/s/ Barry Silverstein             Director                        March 10, 2005
---------------------------
Barry Silverstein

/s/ Dennis J. McGillicuddy        Director                        March 10, 2005
---------------------------
Dennis J. McGillicuddy

/s/ John Burke                    Director                        March 10, 2005
---------------------------
John Burke

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
   2.1 (1)        Agreement and Plan of Merger by and among FSP Corp. and four
                  Target REITs (as defined therein), dated as of August 13, 2004 (the "Merger Agreement").

   2.2*           Amendment No. 1 to the Merger Agreement, dated March 10, 2005.

   3.1 (2)        Articles of Organization.

   3.2 (3)        By-laws.

  10.1+ (4)       2002 Stock Incentive Plan of FSP Corp.

  10.2 (5) Amended and Restated Loan Agreement dated as of August 18, 2003 by and among Citizens Bank of Massachusetts, Fleet National Bank, FSP Corp. and certain affiliates of FSP Corp.

  10.3*+          Summary of executive compensation of named executive officers.

  10.4*+          Summary of compensation paid to non-employee directors.

  14.1 (6)        Code of Conduct and Ethics

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

  32.1* Certification of FSP Corp's President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2* Certification of FSP Corp's Vice President, Chief Operating Officer (equivalent of Chief Financial Officer), Treasurer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(1) Incorporated by reference to FSP Corp.'s Current Report on Form 8-K, filed on August 13, 2004.
(2) Incorporated by reference to Appendix B of FSP Partnership's Definitive Proxy Statement on Schedule 14A, filed on December 18, 2001.
(3) Incorporated by reference to Appendix C of FSP Partnership's Definitive Proxy Statement on Schedule 14A, filed on December 18, 2001.
(4) Incorporated by reference to FSP Corp.'s Annual Report on Form 10-K, filed on March 29, 2002.
(5) Incorporated by reference to FSP Corp.'s Quarterly Report on Form 10-Q, filed on November 14, 2003.
(6) Incorporated by reference to FSP Corp.'s Current Report on Form 8-K, filed on August 3, 2004
+ Management contract or compensatory plan or arrangement filed as an Exhibit to this Form 10-K pursuant to Items 15(a) and 15(c) of Form 10-K.
*     Filed herewith

                        Franklin Street Properties Corp.
                   Index to Consolidated Financial Statements


Reports of Independent Registered Public Accounting Firms                    F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31,                               F-5
2004 and 2003

Consolidated Statements of Income for the years ended December 31,           F-7
2004, 2003, and 2002

Consolidated Statements of Stockholders' Equity as of December 31,           F-8
2004, 2003, and 2002

Consolidated Statements of Cash Flows for the years ended December 31,       F-9
2004, 2003 and 2002

Notes to the consolidated financial statements                              F-10

Financial Statement Schedule - Schedule III                                 F-28

      All other schedules for which a provision is made in the applicable accounting resolutions of the Securities Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Franklin Street Properties Corp.:

We have audited the accompanying consolidated balance sheets of Franklin Street Properties Corp. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements and schedule of Franklin Street Properties Corp. for the year ended December 31, 2002, were audited by other auditors whose report dated March 5, 2003, except for Note 11, as to which the date is March 15, 2004, expressed an unqualified opinion on those statements and schedule.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2004 and 2003 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Street Properties Corp. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Franklin Street Properties Corp.'s internal control over financial reporting as of December 31, 2004, based upon criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.


                                                           /s/ Ernst & Young LLP

Boston, Massachusetts
March 10, 2005

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Franklin Street Properties Corp.:

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Franklin Street Properties Corp. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Franklin Street Properties Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Franklin Street Properties Corp. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Franklin Street Properties Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Franklin Street Properties Corp. and our report dated March 10, 2005 expressed an unqualified opinion thereon.

                                                           /s/ Ernst & Young LLP

Boston, Massachusetts
March 10, 2005

                 Report of Independent Registered Public Accounting Firm


To the Board of Directors and
Stockholders of Franklin Street Properties Corp:

In our opinion, the consolidated statements of income, of stockholders' equity and of cash flows for the year ended December 31, 2002, of Franklin Street Properties Corp. (the "Company"), present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Boston, Massachusetts
March 5, 2003, except for Note 11, as to which the date is March 15, 2004

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets

                                                                                               December 31,
                                                                                    ------------------------------
(in thousands, except share and par value amounts)                                    2004                2003
==================================================================================================================
Assets:
Real estate assets:
         Land                                                                       $  71,267          $  71,236
         Buildings and improvements                                                   404,830            403,243
         Fixtures and equipment                                                           885                889
------------------------------------------------------------------------------------------------------------------

                                                                                      476,982            475,368

         Less accumulated depreciation                                                 37,227             25,836
------------------------------------------------------------------------------------------------------------------

Real estate assets, net                                                               439,755            449,532

Acquired real estate leases, less accumulated amortization of $3,020
   and $1,539, respectively                                                             6,483              7,964
Investment in non-consolidated REITs                                                    4,270                 --
Assets held for syndication, net                                                       59,246              4,117
Cash and cash equivalents                                                              52,752             58,793
Restricted cash                                                                         1,033                982
Tenant rent receivables, less allowance for doubtful accounts
   of $350 and $155, respectively                                                         769                881
Straight-line rent receivable, less allowance for doubtful accounts
   of $460 and $360, respectively                                                       4,947              4,087
Prepaid expenses                                                                          901                806
Other assets                                                                            1,097                 --
Office computers and furniture, net of accumulated
   depreciation of $597 and $473, respectively                                            374                398
Deferred leasing commissions, net of accumulated amortization
   of $873, and $586, respectively                                                      1,484                969
------------------------------------------------------------------------------------------------------------------

         Total assets                                                               $ 573,111          $ 528,529
==================================================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets

                                                                                                December 31,
                                                                                      --------------------------------
(in thousands, except share and par value amounts)                                        2004                2003
======================================================================================================================
Liabilities and Stockholders' Equity:

Liabilities:
   Bank note payable                                                                  $  59,439           $   4,117
   Accounts payable and accrued expenses                                                  8,846               5,030
   Accrued compensation                                                                     705               1,545
   Tenant security deposits                                                               1,033                 982
----------------------------------------------------------------------------------------------------------------------

         Total liabilities                                                               70,023              11,674
----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, $.0001 par value, 20,000,000 shares
         authorized, none issued or outstanding                                              --                  --
   Common stock, $.0001 par value, 180,000,000 shares authorized,
         49,630,338 and 49,630,338 shares issued and outstanding, respectively                5                   5
   Additional paid-in capital                                                           512,813             512,797
   Treasury stock, 575 shares at cost                                                       (10)                 --
   Earnings (distributions) in excess of accumulated earnings/distributions              (9,720)              3,647
   Accumulated undistributed net realized gain on sale of properties                         --                 406
----------------------------------------------------------------------------------------------------------------------

       Total stockholders' equity                                                       503,088             516,855
----------------------------------------------------------------------------------------------------------------------

       Total liabilities and stockholders' equity                                     $ 573,111           $ 528,529
======================================================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                        Franklin Street Properties Corp.
                        Consolidated Statements of Income

                                                                                   For the Year Ended
                                                                                      December 31,
                                                                     -------------------------------------------
(in thousands, except per share amounts)                                  2004            2003            2002
================================================================================================================
Revenue:
   Rental                                                             $ 71,782        $ 50,341        $ 26,166
   Related party revenue:
     Syndication fees                                                   13,579          14,631          13,720
     Transaction fees                                                   14,093          14,745          13,091
     Management fees and interest income from loans                        581             961             676
   Other                                                                    17              22               9
----------------------------------------------------------------------------------------------------------------

         Total revenue                                                 100,052          80,700          53,662
----------------------------------------------------------------------------------------------------------------

Expenses:
     Real estate operating expenses                                     14,809          10,532           5,673
     Real estate taxes and insurance                                     9,479           6,329           2,794
     Depreciation and amortization                                      13,592           9,398           4,673
     Selling, general and administrative                                 5,686           5,711           5,698
     Commissions                                                         6,959           7,291           6,824
     Interest                                                            1,527           1,036             894
----------------------------------------------------------------------------------------------------------------

         Total expenses                                                 52,052          40,297          26,556
----------------------------------------------------------------------------------------------------------------

     Income before interest income, equity in earnings in non-
        consolidated REIT's and taxes on income                         48,000          40,403          27,106
     Interest income                                                       868             367             296
     Equity in earnings in non-consolidated REITs                          620             753              38
----------------------------------------------------------------------------------------------------------------

     Income before taxes on income                                      49,488          41,523          27,440
     Taxes on income                                                     1,725           1,700             699
----------------------------------------------------------------------------------------------------------------

     Income from continuing operations                                  47,763          39,823          26,741
     Income from discontinued operations                                    --             195             571
----------------------------------------------------------------------------------------------------------------

     Income before gain on sale of properties, less
        applicable income tax                                           47,763          40,018          27,312
     Gain on sale of properties, less applicable income tax                 --           6,362              --
----------------------------------------------------------------------------------------------------------------

     Net income                                                       $ 47,763        $ 46,380        $ 27,312
================================================================================================================

Weighted average number of shares outstanding,
basic and diluted                                                       49,628          39,214          24,606
================================================================================================================

Earnings per share, basic and diluted, attributable to:
     Continuing operations                                            $   0.96        $   1.02        $   1.09
     Discontinued operations                                                --              --            0.02
     Gain on sale of properties, less applicable income tax                 --            0.16              --
----------------------------------------------------------------------------------------------------------------

Net income per share, basic and diluted                               $   0.96        $   1.18        $   1.11
================================================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                        Franklin Street Properties Corp.
                 Consolidated Statement of Stockholders' Equity

                                                                                     Earnings/      Accumulated
                                                                                  (distributions)  Undistributed
                                                                                   in excess of     Net Realized
                                         Common Stock     Additional                accumulated       Gain on         Total
                                     ------------------    Paid-In    Treasury       earnings/        Sale of      Stockholders'
                                     Shares      Amount    Capital     Stock       distributions     Properties       Equity
                                     ------      ------    -------     ------      -------------     ----------       ------
(in thousands)
================================================================================================================================
Balance, December 31, 2001              --      $ --      $      --    $ --          $     --       $    --       $      --
   Shares issued for:
      Partnership units             24,586         2        199,761      --                --            --         199,763
      Compensation                      44        --            604      --                --            --             604
   Net income                           --        --             --      --            27,312            --          27,312
   Distributions                        --        --         (7,622)     --           (22,892)           --         (30,514)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002          24,630         2        192,743      --             4,420            --         197,165
   Shares issued                    25,000         3        320,054      --                --            --         320,057
   Net income                           --        --             --      --            40,018         6,362          46,380
   Distributions                        --        --             --      --           (40,791)       (5,956)        (46,747)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003          49,630         5        512,797      --             3,647           406         516,855
   Treasury shares purchased
      10,399 shares at cost             --        --             --    (155)               --            --            (155)
   Treasury shares issued               --        --             16     145                --            --             161
   Net income                           --        --             --      --            47,763            --          47,763
   Distributions                        --        --             --      --           (61,130)         (406)        (61,536)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004          49,630      $  5      $ 512,813    $(10)         $ (9,720)      $    --       $ 503,088
--------------------------------------------------------------------------------------------------------------------------------

       The accompanying notes are an integral part of these consolidated financial statements.

                        Franklin Street Properties Corp.
                      Consolidated Statements of Cash Flows

(in thousands)                                                                For the Year Ended December 31,
                                                                           ------------------------------------
                                                                              2004         2003        2002
===============================================================================================================
Cash flows from operating activities:
     Net income                                                            $ 47,763    $  46,380    $ 27,312
     Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization expense                          13,006        9,531       4,947
              Amortization of above market lease                                235          137          --
              Gain on sale of real estate assets                                 --       (6,362)         --
              Sponsored REIT income during consolidation                       (852)         (79)       (481)
              Equity in earnings of non-consolidated REITs                     (620)        (753)        (38)
              Distributions from non-consolidated REITs                       1,582          832         519
              Increase to bad debt reserve                                      195           --          --
              Shares issued as compensation                                     161           --         604
         Changes in operating assets and liabilities:
              Restricted cash                                                   (51)          (1)         12
              Tenant rent receivables, net                                      (83)        (302)       (264)
              Straight-line rents, net                                         (860)      (1,030)     (1,686)
              Prepaid expenses and other assets, net                         (1,192)         305        (239)
              Accounts payable and accrued expenses                           3,816       (9,053)       (858)
              Accrued compensation                                             (840)         258       1,287
              Tenant security deposits                                           51            1         (12)
         Payment of deferred leasing commissions                               (582)        (487)       (615)
----------------------------------------------------------------------------------------------------------------

                    Net cash provided by operating activities                61,729       39,377      30,488
----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Cash from issuance of common stock in the merger transaction                --       23,524          --
     Purchase of real estate assets and office computers and
         furniture, capitalized merger costs                                 (1,641)      (2,388)     (1,174)
     Investment in non-consolidated REITs                                    (4,270)          --          --
     Changes in deposits on real estate assets                                   --          841        (841)
     Investment in assets held for syndication                              (55,490)      (4,117)         --
     Proceeds received on sales of real estate assets                            --       21,870          --
----------------------------------------------------------------------------------------------------------------

                    Net cash provided by (used for) investing
                         activities                                         (61,401)      39,730      (2,015)
----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Distributions to stockholders                                          (61,536)     (46,747)    (30,514)
     Purchase of treasury shares                                               (155)          --          --
     Borrowings under bank note payable                                      59,439        4,117          --
     Repayments of bank note payable                                         (4,117)          --          --
----------------------------------------------------------------------------------------------------------------

                    Net cash used for financing activities                   (6,369)     (42,630)    (30,514)
----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                         (6,041)      36,477      (2,041)

Cash and cash equivalents, beginning of year                                 58,793       22,316      24,357
----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                     $ 52,752    $  58,793    $ 22,316
================================================================================================================

Supplemental disclosure of cash flow information:
     Cash paid for:
         Interest                                                          $  1,503    $   1,036    $    894
         Taxes on income                                                   $  1,665    $   1,963    $    390
      Non-cash investing and financing activities: assets acquired
         through issuance of common stock in the merger transaction, net   $     --    $ 297,468    $     --

        The accompanying notes are an integral part of these consolidated financial statements.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

1. Organization

Franklin Street Properties Corp. ("FSP Corp." or the "Company", known as Franklin Street Partners Limited Partnership, or the "Partnership", prior to January 1, 2002) was formed as a Massachusetts limited partnership on February 4, 1997. FSP Corp. holds, directly and indirectly, 100% of the interest in three former subsidiaries of the FSP Partnership: FSP Investments LLC, FSP Property Management LLC, and FSP Holdings LLC. The Company also has a non-controlling common stock interest in 15 corporations organized to operate as real estate investment trusts ("REITs").

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

On May 30, 2003, the shareholders of the Company approved the Company's acquisition by merger of 13 REITs (the "2003 Target REITs"). The mergers were effective June 1, 2003 and, as a result, the Company issued 25,000,091 shares in a tax-free exchange for all the outstanding preferred shares of the 2003 Target REITs. The mergers were accounted for as a purchase and the acquired assets and liabilities were recorded at their fair value.

On August 13, 2004, the Company entered into an agreement to acquire four real estate investment trusts ("Target REITs"), by the merger of the four Target REITs with and into four of the Company's wholly-owned subsidiaries. The Company expects that these mergers will close on April 30, 2005. Upon the consummation of these mergers, the Company expects to issue 10,894,994 shares of common stock to holders of preferred stock in these Target REITs.

The Company operates in two business segments: real estate operations and investment banking/investment services. FSP Investments provides real estate investment and broker/dealer services. FSP Investments' services include: (i) the organization of REIT entities (the "Sponsored REITs"), which are syndicated through private placements; (ii) sourcing of the acquisition of real estate on behalf of the Sponsored REITs; and (iii) the sale of preferred stock in Sponsored REITs. FSP Property Management provides asset management and property management services for the Sponsored REITs.

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

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Investments in Sponsored REITs

Common stock investments in Sponsored REITs are consolidated while the entity is controlled by the Company. Following the commencement of syndication the Company exercises influence over, but does not control these entities and investments are accounted for using the equity method. Under the equity method of accounting, the Company's cost basis is adjusted by its share of the Sponsored REITs' earnings, if any, prior to completion of the syndication. Equity in losses of Sponsored REITs is not recognized to the extent that the investment balance would become negative. Distributions received are recognized as income once the investment balance is reduced to zero, unless there is a loan receivable from the Sponsored REIT entity. Equity in losses or distributions received in excess of the common stock investment is recorded as an adjustment up to the carrying value of the assets held for syndication.

Subsequent to the completion of the syndication of preferred shares, the Company does not share in any of the Sponsored REITs' earnings, or any related distribution, as a result of its common stock ownership.

On January 30, 2004, the Company purchased 49.25 preferred shares (approximately 8.2%) of a Sponsored REIT, FSP Blue Lagoon Drive Corp. ("Blue Lagoon"), for $4,248,000. The Company agreed to vote its shares in any matter presented to a vote by the stockholders of Blue Lagoon in the same proportion as shares voted by other stockholders of the Company. The investment in Blue Lagoon is accounted for under the equity method.

Real Estate and Depreciation

Real estate assets are stated at the lower of cost, less accumulated depreciation, or fair value, as appropriate, which in the opinion of management is not in excess of an individual property's estimated undiscounted cash flows.

Costs related to property acquisition and improvements are capitalized. Typical capital items include new roofs, site improvements, various exterior building improvements and major interior renovations. Funding for capital improvements typically is provided by cash set aside at the time the property was acquired.

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

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Acquired Real Estate Leases and Amortization

The Company accounts for leases acquired as a result of the acquisition of real estate assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141. "Business Combinations". Accordingly, the Company recorded a value relating to the leases acquired as a result of the acquisition by merger of 13 Sponsored REITs in 2003. Acquired real estate leases represent costs associated with acquiring an in-place lease (i.e. the market cost to execute a similar lease, including leasing commission, legal, vacancy and other related costs) and the value relating to leases with rents above the market rate. Amortization is computed using the straight-line method over the life of the leases, which range from 31 months to 90 months.

Amortization related to costs associated with acquiring an in-place lease is included in depreciation and amortization on the consolidated statements of income. Amortization related to leases with rents above or below the market rate is included with rental revenue in the consolidated statements of income. The estimated annual amortization expense for the five years succeeding December 31, 2004 are as follows:

      (in thousands)
      --------------

                2005                                    $     1,910
                2006                                          1,435
                2007                                          1,047
                2008                                            985
                2009 and thereafter                           1,102

Discontinued Operations

The Company accounts for properties as held for sale under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which typically occurs upon the execution of a purchase and sale agreement and belief by management that the sale or disposition is probable of occurrence within one year. Upon determining that a property is held for sale, the Company discontinues depreciating the property and reflects the property in its consolidated balance sheets at the lower of its carrying amount or fair value less the cost to sell. The Company reports the results of operations of its properties classified as discontinued operations in its statements of income if no significant continuing involvement exists after the sale or disposition.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Also included in cash equivalents at December 31, 2004 is $11 million of cash held as certificates of deposit with maturity dates exceeding three months. There are no prepayment penalties if the Company withdraws these funds prior to maturity.

Restricted Cash

Restricted cash consists of tenant security deposits. Tenant security deposits are refunded when tenants vacate provided that the tenant has not damaged the property.

Tenant Rent Receivables

Tenant rent receivables are expected to be collected within one year. The Company provides an allowance for doubtful accounts based on its estimate of a tenant's ability to make future rent payments. The computation of this allowance is based in part on the tenants' payment history and current credit status.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Concentration of Credit Risks

Cash and cash equivalents are financial instruments that potentially subject the Company to a concentration of credit risk. The Company maintains its cash balances principally in two banks which the Company believes to be creditworthy. The Company periodically assesses the financial condition of the banks and believes that the risk of loss is minimal. Cash balances held with various financial institutions frequently exceed the insurance limit of $100,000 provided by the Federal Deposit Insurance Corporation.

Financial Instruments

The Company estimates that the carrying value of cash and cash equivalents, restricted cash, and the bank note payable approximate their fair values based on their short-term maturity and prevailing interest rates.


Straight-line Rent Receivable

Certain leases provide for fixed rent increases over the life of the lease. Rental revenue is recognized on a straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreements. Straight-line rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $4,947,000, and $4,087,000 at December 31, 2004 and 2003, respectively. The
Company provides an allowance for doubtful accounts based on its estimate of a tenant's ability to make future rent payments. The computation of this allowance is based in part on the tenants' payment history and current credit status.

Deferred Leasing Commissions

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements. Amortization expense was approximately $287,000, $258,000 and $193,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The estimated annual amortization expense for the five years succeeding December 31, 2004 are as follows:

      (in thousands)
      --------------

              2005                                      $     379
              2006                                            352
              2007                                            265
              2008                                            179
              2009 and thereafter                             307

Revenue Recognition

Rental Revenue - Rental revenue includes income from leases, certain reimbursable expenses, straight-line rent adjustments and other income associated with renting the property. A summary of rental revenue is shown in the following table:

                                                        Year Ending
      (in thousands)                                    December 31,
                                            ------------------------------------
                                                2004         2003         2002
      ==========================================================================
      Income from leases                    $  61,815    $  41,968     $ 20,909
      Straight-line rent adjustment               860        1,030        1,686
      Reimbursable expenses                     9,107        6,964        3,393
      Other                                        --          379          178
      --------------------------------------------------------------------------
           Total                            $  71,782    $  50,341    $  26,166
      ==========================================================================

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

Rental Revenue, Residential Apartments -- The Company's residential property leases are generally for terms of one year or less. Rental income from tenants of residential apartment properties is recognized in the period earned. Leasing commissions incurred in connection with residential property leases are expensed as incurred.

The Company follows the requirements for profit recognition as set forth by SFAS No. 66 "Accounting for Sales of Real Estate" and Statement of Position 92-1 "Accounting for Real Estate Syndication Income".

Syndication Fees -- Syndication fees ranging from 6% to 8% of the gross offering proceeds from the sale of securities in Sponsored REITs are generally recognized upon an investor closing; at that time the Company has provided all required services, the fee is fixed and collected, and no further contingencies exist. Commission expense ranging from 3% to 4% of the gross offering proceeds is recorded in the period the related syndication fee is earned. There is typically more than one investor closing in the syndication of a Sponsored REIT.

Transaction Fees -- Transaction fees relating to loan commitment fees and acquisition fees are recognized upon an investor closing and the subsequent payment of the Sponsored REIT's loan to the Company. Fees related to organizational, offering and other expenditures are recognized upon the final investor closing of the Sponsored REIT. The final investor closing is the last admittance of investors into a Sponsored REIT; at that time, required funds have been received from the investors and charges relating to the syndication have been paid or accrued.

Other

Other income, including property and asset management fees, is recognized when the related services are performed and the earnings process is complete.

Income Taxes

Taxes on income for the years ended December 31, 2004, 2003 and 2002 represent taxes incurred by FSP Investments which is a taxable REIT subsidiary.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2004, 2003, and 2002. The denominator used for calculating basic and diluted net income per share was 49,628,000, 39,214,000 and 24,606,000 for the years ending December 31, 2004,
2003, and 2002, respectively.

Recent Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. In December 2003, the FASB revised FIN 46 with certain modifications and clarifications. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. The provisions of this interpretation became effective upon issuance. The adoption of this standard had no impact on the Company's financial position, operations or cash flow.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

      In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement was effective for financial instruments entered into or modified after May 31, 2003; otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. SFAS No. 149 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard had no impact on our financial position, results of operations or cash flows.

Reclassifications

Certain balances in the 2003 and 2002 financial statements have been reclassified to conform to 2004 presentation. The reclassifications primarily were related to Sponsored REIT income and expenses. The Company had previously presented its proportionate share of Sponsored REIT's revenues and expenses and has reclassified those amounts to consolidate the real estate operations activity from inception of the Sponsored REIT until the initiation of syndication upon which the equity method of accounting is applied. These reclassifications changed rental revenues, operating and maintenance expenses, depreciation and amortization, other income and equity in earnings of non-consolidated REITs. There was no change to income from continuing operations or net income for any period presented as a result of these reclassifications.

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

The Company evaluates the performance of its reportable segments based on Cash Available for Distribution ("CAD") as management believes that CAD represents the most accurate measure of the reportable segment's activity and is the basis for distributions paid to equity holders. The Company defines CAD as: net income as computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"); excluding gains or losses on the sale of real estate and non-cash income from Sponsored REITs; plus certain non-cash items included in the computation of net income (depreciation and amortization, certain non-cash compensation expenses and straight-line rent adjustments); plus distributions received from Sponsored REITs; plus the net proceeds from the sale of land; less purchases of property and equipment ("Capital Expenditures") and payments for deferred leasing commissions, plus proceeds from (payments to) cash reserves established at the acquisition date of the property. Depreciation and amortization, gain or loss on the sale of real estate, non-cash compensation and straight-line rents are an adjustment to CAD, as these are non-cash items included in net income. Capital expenditures, payments of deferred leasing commissions and the proceeds from (payments to) the funded reserve are an adjustment to CAD, as they represent cash items not reflected in net income.

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

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

3. Business Segments (continued)

The calculation of CAD by business segment is shown in the following table:

      (in thousands):                                               Investment
                                                           Real      Banking/
                                                          Estate    Investment
                                                        Operations   Services     Total
      ====================================================================================
      Year ended December 31, 2004:
         Net income                                     $ 45,030    $ 2,733    $ 47,763
         Sponsored REIT income during consolidation         (852)        --        (852)
         Equity in earnings of non-consolidated REITs       (620)        --        (620)
         Distribution from non-consolidated REITs          1,582         --       1,582
         Non-cash compensation expenses                       --        161         161
         Depreciation and amortization                    13,096        147      13,243
         Straight-line rent                                 (860)        --        (860)
         Capital expenditures                             (1,541)      (100)     (1,641)
         Merger costs                                       (447)        --        (447)
         Payment of deferred leasing commissions            (582)        --        (582)
         Proceeds from funded reserves                     2,123         --       2,123
      ------------------------------------------------------------------------------------

      Cash Available for Distribution                   $ 56,929    $ 2,941    $ 59,870
      ====================================================================================

      Year ended December 31, 2003:
         Net income                                     $ 43,949    $ 2,431    $ 46,380
         Sponsored REIT income during consolidation         (212)        --        (212)
         Equity in earnings of non-consolidated REITs       (753)        --        (753)
         Distribution from non-consolidated REITs            832         --         832
         Gain on sale of properties                       (6,362)        --      (6,362)
         Depreciation and amortization                     9,745         56       9,801
         Straight-line rent                               (1,030)        --      (1,030)
         Capital expenditures                             (1,125)      (248)     (1,373)
         Merger costs                                     (1,015)        --      (1,015)
         Payment of deferred leasing commissions            (487)        --        (487)
         Proceeds from funded reserves                     1,877         --       1,877
         Proceeds from sale of land                           55         --          55
      ------------------------------------------------------------------------------------

      Cash Available for Distribution                   $ 45,474    $ 2,239    $ 47,713
      ====================================================================================

      Year ended December 31, 2002:
         Net income                                     $ 24,787    $ 2,525    $ 27,312
         Sponsored REIT income during consolidation         (714)        --        (714)
         Equity in earnings of non-consolidated REITs        (38)        --         (38)
         Distribution from non-consolidated REITs            519         --         519
         Depreciation and amortization                     5,011        169       5,180
         Straight-line rent                               (1,686)        --      (1,686)
         Non-cash compensation expenses                       --        604         604
         Capital expenditures                             (1,163)       (11)     (1,174)
         Payment of deferred leasing commissions            (615)        --        (615)
         Proceeds from funded reserves                     3,200         --       3,200
      ------------------------------------------------------------------------------------

      Cash Available for Distribution                   $ 29,301    $ 3,287    $ 32,588
      ====================================================================================

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

3. Business Segments (continued)

The Company's cash distributions for the years ended December 31, 2004, 2003 and 2002 are summarized as follows:

      Quarter paid                              Distribution       Total Cash
                                               Per Share/Unit     Distributions
      ==========================================================================
                                                                 (in thousands)
      Second quarter of 2004                      $  .31         $  15,385
      Third quarter of 2004                          .31            15,385
      Fourth quarter of 2004                         .31            15,385
      First quarter of 2005 (A)                      .31            15,385
      --------------------------------------------------------------------------
                                                  $ 1.24         $  61,540
      ==========================================================================

      Second quarter of 2003                      $  .31         $   7,635
      Third quarter of 2003                          .31            10,135
      Fourth quarter of 2003 (B)                     .43            21,342
      First quarter of 2004 (C)                      .31            15,381
      --------------------------------------------------------------------------
                                                  $1.36          $  54,493
      ==========================================================================

      Second quarter of 2002                      $  .31         $   7,622
      Third quarter of 2002                          .31             7,635
      Fourth quarter of 2002                         .31             7,635
      First quarter of 2003 (D)                      .31             7,635
      --------------------------------------------------------------------------
                                                  $ 1.24          $ 30,527
      ==========================================================================

(A) Represents distributions declared and paid by the Company in the first quarter of 2005.
(B) Includes a special distribution of $.12 per share in the aggregate amount of $5,956,000.
(C) Represents distributions declared and paid by the Company in the first quarter of 2004.
(D) Represents distributions declared and paid by the Company in the first quarter of 2003.

Cash distributions per share are declared and paid based on the total outstanding shares as of the record date and are typically paid in the quarter following the quarter that CAD is generated.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

3. Business Segments (continued)

The following table is a summary of other financial information by business segment:

                                                             Investment
                                                     Real      Banking/
                                                    Estate   Investment
                                                  Operations  Services   Total
      ==========================================================================
                                                              (in thousands)
      December 31, 2004:
        Revenue                                   $ 84,356    $15,696   $100,052
        Interest income                                822         46        868
        Interest expense                             1,527         --      1,527
        Capital expenditures                         1,541        100      1,641
        Identifiable assets                        567,609      5,502    573,111

      December 31, 2003:
        Revenue                                   $ 64,650    $16,050   $ 80,700
        Interest income                                292         75        367
        Interest expense                             1,036         --      1,036
        Income from discontinued operations, net       195         --        195
        Capital expenditures                         1,125        248      1,373
        Identifiable assets                        524,788      3,741    528,529

      December 31, 2002:
        Revenue                                   $ 38,931    $14,731   $ 53,662
        Interest income                                223         73        296
        Interest expense                               894         --        894
        Income from discontinued operations, net       571         --        571
        Capital expenditures                         1,163         11      1,174
        Identifiable assets                        194,996      6,940    201,936

4. Merger Transactions

On June 1, 2003, the Company issued 25,000,091 shares of common stock, $0.0001 par value per share in exchange for all of the outstanding preferred stock of 13 Sponsored REITs it acquired by merger. The results of operations for each of the Sponsored REITs have been included in the Company's consolidated financial statements since that date. The merger transactions were structured as exchanges of shares and no cash was involved.

The aggregate purchase price was approximately $320,992,000. On the acquisition date, for each Sponsored REIT, the increase between the appraised value of the property and the historical cost of the property was allocated to real estate investments and leases, including lease origination costs. Lease origination costs represent the value associated with acquiring an in-place lease (i.e. the market cost to execute a similar lease, including leasing commission, legal, vacancy, and other related costs). The value assigned to buildings approximates their replacement cost; the value assigned to land approximates its appraised value; and the value assigned to leases approximates their fair value. Other assets and liabilities are recorded at their historical costs, which approximates fair value. The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

4. Merger Transactions (continued)

                                                        Value of Assets Acquired
                                                        ------------------------
                                                             (in thousands)

      Real estate assets                                       $  298,425
      Value of acquired real estate leases                          9,503
      Cash                                                         23,524
      Other assets                                                  1,120
      Liabilities assumed                                         (11,580)
                                                               ----------
      Total                                                    $  320,992
                                                               ==========

The following table shows the allocation of the aggregate increase of $19,500,000 between the value of the real estate assets and leases acquired (including expenses of the merger of $1,015,000) and the historical costs of the 13 Sponsored REITs.

      (in thousands)                                                Life
                     Category                      Amount         In Years
      ----------------------------------------------------------------------

      Land                                       $     944           N/A
      Buildings and improvements                    15,747         27-39
                                                 ----------
          Real estate investments                   16,691
          Lease origination costs                    2,809          4-10
                                                 ----------
         Total                                   $  19,500
                                                 ==========

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

                                                            For Year Ended
      (unadudited)                                           December 31,
      (in thousands except per share amount)             2003            2002
                                                       ------------------------

      Revenue                                          $ 98,972        $ 82,675
      Expenses                                          (52,574)        (48,781)
      Interest income                                       484             556
      Taxes on income                                    (1,700)           (699)
                                                       ------------------------
      Net income from continuing operations              45,182          33,751
      Income from discontinued operations                   195             571
      Gain on sale of property                            6,362              --
                                                       ========================
      Net income                                       $ 51,739        $ 34,322
                                                       ========================
      Weighted average shares outstanding                49,630          49,606
                                                       ========================
      Net income per share                             $   1.04        $   0.69
                                                       ========================

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

5. Related Party Transactions

Investment in Sponsored REITs

At December 31, 2004, the Company held an interest in 15 Sponsored REITs. Twelve were fully syndicated and the Company no longer derives economic benefits or risks from them. Blue Lagoon was syndicated in January 2004 and the Company purchased a preferred stock investment in it. The remaining two entities were not fully syndicated and have a value of approximately $59.2 million on the accompanying consolidated balance sheets as assets held for syndication. At December 31, 2003 the Company held an interest in eight Sponsored REITs, of which seven were fully syndicated. The value of Blue Lagoon, which was not fully syndicated as of December 31, 2003, was approximately $4.1 million on the accompanying consolidated balance sheets as assets held for syndication. At December 31, 2002 the Company held an interest in 16 Sponsored REITs, all of which were fully syndicated.

The table below shows the Company's share of income and expenses from Sponsored REITs prior to consolidation. Management fees of $102,000, $5,000 and $14,000 for the years ended December 31, 2004, 2003 and 2002, respectively; and interest expenses are eliminated in consolidation.

                                                       Year Ended December 31,
(in thousands)                                       2004       2003       2002
                                                     ----       ----       ----

Operating Data:
Rental revenues                                     $3,772      $552      $1,357
Operating and maintenance expenses                   1,439       177         410
Depreciation and amortization                          584       133         233
Interest expense                                       922       163         243
Interest income                                         25        --          10
                                                    ----------------------------
                                                    $  852      $ 79      $  481
                                                    ============================

Equity in earnings of investment in non-consolidated REITs:

The following table includes equity in earnings of investments in non-consolidated REITs:

                                                         Year Ended December 31,
(in thousands)                                           2004      2003     2002
                                                         ----      ----     ----

Equity in earnings of Sponsored REITs                    $390      $753     $ 38
Equity in earnings of Blue Lagoon                         230        --       --
                                                         -----------------------
                                                         $620      $753     $ 38
                                                         =======================

Equity in earnings of investments in Sponsored REITs is derived from the Company's share of income following the commencement of syndication of Sponsored REITs. Following the commencement of syndication the Company exercises influence over, but does not control these entities and investments are accounted for using the equity method.

Equity in earnings of Blue Lagoon is derived from the Company's preferred stock investment in the entity. In January 2004 the Company purchased 49.25 preferred shares or 8.22% of Blue Lagoon for $4,248,000 (which represented $4,925,000 at the offering price net of commissions of $394,000 and loan fees of $283,000 that were excluded).

During the year ended December 31, 2004, the Company received distributions of $1,582,000 and $235,000 from Sponsored REITs and Blue Lagoon, respectively. During the years ended December 31, 2003 and 2002, the Company received distributions from investments in Sponsored REITs of $882,000 and $519,000, respectively.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

5. Related Party Transactions, (continued)

Non-consolidated REITs

The Company has in the past acquired by merger entities similar to the Sponsored REITs. The Company also entered into an agreement to acquire by merger (the "2004 Merger Agreement") four Sponsored REITs, which it expects to consummate on April 30, 2005. The Company's business model for growth includes the potential acquisition by merger in the future of Sponsored REITs. However, other than as set forth in the 2004 Merger Agreement, the Company has no legal or any other enforceable obligation to acquire or to offer to acquire any Sponsored REIT. In addition, any offer (and the related terms and conditions) that might be made in the future to acquire any Sponsored REIT would require the approval of the boards of directors of the Company and the Sponsored REIT and the approval of the shareholders of the Sponsored REIT.

The operating data for 2004 includes the operations of the 15 Sponsored REITs in which the Company held an interest at December 31, 2004. The operating data for 2003 includes the operations of eight Sponsored REITs in which the Company held an interest at December 31, 2003 and 13 2003 Target REITs from January through May 31, 2003. The 13 2003 Target REITs were merged into the Company on June 1, 2003. The operating data for 2002 includes the operations of the 16 Sponsored REITs in which the Company held an interest at December 31, 2002.

Summarized financial information for the Sponsored REITs is as follows:

                                                      December 31,
      (unaudited)                                2004              2003
                                             ------------------------------
                                                     (in thousands)
      Balance Sheet Data:
      -------------------
      Real estate, net                       $  457,140        $  257,700
      Other assets                               91,678            53,646
      Total liabilities                         (83,484)          (18,129)
                                             ----------        ----------
      Shareholders equity                    $  465,334        $  293,217
                                             ==========        ==========

                                                 For the Year Ended
      (unaudited)                                   December 31,
                                          ----------------------------------
                                             2004        2003       2002
                                          ----------------------------------
                                                     (in thousands)
      Operating Data:
      ---------------
      Rental revenues                      $ 58,474    $ 45,819   $ 46,836
      Other revenues                            655         370        543
      Operating and maintenance
      expenses                              (20,335)    (16,594)   (14,191)
      Depreciation and amortization         (10,597)    (11,155)    (7,220)
      Interest expense                      (13,316)    (13,965)   (13,395)
                                          ----------------------------------
      Net income (loss)                    $ 14,881    $  4,475   $ 12,573
                                           ==================================

Syndication fees and Transaction fees:

The Company provided syndication and real estate acquisition advisory services for Sponsored REITs. Syndication and transaction fees from non-consolidated entities amounted to approximately $27,672,000, $29,376,000, and $26,811,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days' notice. Asset management fee income from non-consolidated entities amounted to approximately $539,000, $325,000, and $247,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company is typically entitled to interest on funds advanced to Sponsored REITs. The Company recognized interest income of approximately $42,000, $636,000 and $429,000 for the years ended December 31, 2004, 2003 and 2002, respectively, relating to these loans.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

6. Bank Note Payable

The Company has a revolving line of credit agreement (the "Loan Agreement") with a group of banks providing for borrowings at the Company's election of up to $125,000,000. Borrowings under the Loan Agreement bear interest at either the bank's base rate (5.25% at December 31, 2004) or at a LIBOR plus 125 basis points (3.67% at December 31, 2004), as defined. The balance outstanding was $59,439,000 at the bank's base rate at December 31, 2004, and $4,117,000 at the bank's base rate (or 4%) as of December 31, 2003. The weighted average interest rate on amounts outstanding during the years ended December 31, 2004 and 2003 was approximately 3.62% and 3.87%, respectively.

The Loan Agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the maintenance of at least $1,500,000 in operating cash accounts, a minimum tangible net worth and compliance with various debt and operating income ratios, as defined in the Loan Agreement. The Company was in compliance with the Loan Agreement's financial covenants as of December 31, 2004 and 2003. The Loan Agreement matures on August 18, 2005.

7. Stockholders' Equity

Equity-Based Compensation

On May 20, 2002, the stockholders of the Company approved the 2002 Stock Incentive Plan (the "Plan"). The Plan is an equity-based incentive compensation plan, and provides for the grants of up to a maximum of 2,000,000 shares of the Company's common stock ("Awards"). All of the Company's employees, officers, directors, consultants and advisors are eligible to be granted awards. Awards under the Plan are made at the discretion of the Company's Board of Directors, and have no vesting requirements. Upon granting an Award, the Company will recognize compensation cost equal to the fair value of the Company's common stock, as determined by the Company's Board of Directors, on the date of the grant.

In March 2004 the Company issued 9,824 shares to certain officers and employees under the Plan with an estimated value of $161,000. There was no equity-based compensation for the year ended December 31, 2003. In July 2002 the Company issued 43,998 shares an estimated value of $604,000 to an executive officer of the Company. These shares were fully vested on the date of issuance. Equity-based compensation charges of $161,000 and $604,000 are included in selling, general & administrative expenses in the accompanying consolidated statements of income for the years ended December 31, 2004 and 2002.

A summary of shares available and granted under the plan and the related compensation costs is shown in the following table:

                                               Shares
                                              Available      Compensation
                                              for Grant          Cost
                                           -------------    --------------
      Balance, December 31, 2001                     --      $        --
      Shares approved for grant               2,000,000               --
      Shares granted                            (43,998)         604,000
                                           -------------    --------------
      Balance, December 31, 2002 and 2003     1,956,002          604,000
      Shares granted                             (9,824)         161,000
                                           -------------    --------------
      Balance, December 31, 2004              1,946,178      $   765,000
                                           =============    ==============

Treasury Shares

During January 2004 the Company redeemed 9,824 shares through a redemption plan for $147,000. These shares were subsequently issued to employees in connection with the Plan. In August 2004 the Company redeemed an aggregate of 575 fractional shares for $10,000.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

8. Federal Income Tax Reporting

General

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally is entitled to a tax deduction for distributions paid to its shareholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only. The Company must comply with a variety of restrictions to maintain its status as a REIT. These restrictions include the type of income it can earn, the type of assets it can hold, the number of shareholders it can have and the concentration of their ownership, and the amount of the Company's taxable income that must be distributed annually.

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a taxable REIT subsidiary ("TRS"). In the case of TRSs, the Company's ownership of securities in all TRSs generally cannot exceed 20% of the value of all of the Company's assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company's assets. Effective January 1, 2002, a subsidiary of the Company, FSP Investments, is a TRS. As a result, FSP Investments operates as a taxable corporation under the Code and has accounted for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Taxes are provided when FSP Investments has net profits for both financial statement and income tax purposes.

Income taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company's assets and liabilities. In estimating future tax consequences, potential future events are considered except for potential changes in income tax law or in rates.

Net operating losses

Section 382 of the Code restricts a corporation's ability to use net operating losses ("NOLs") to offset future taxable income following certain "ownership changes." Such an ownership change occurred with the June 2003 merger and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company's NOLs will expire in 2023. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured. The gross amount of NOLs available to the Company were $7,918,000 and $5,839,000 as of December 31, 2004 and 2003, respectively.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

8. Federal Income Tax Reporting (continued)

Tax Rates

The income tax expense reflected in the consolidated statement of income relates only to the TRS. The expense differs from the amounts computed by applying the Federal statutory rate to income before taxes as follows:

                                                                 For the years ended December 31,
                                                 --------------------------------------------------------------
(in thousands)                                          2004                  2003                   2002
                                                        ----                  ----                   ----

Federal income tax expense at statutory rate     $ 1,516     34.0%     $ 1,446    35.0%      $ 1,128      35.0%
Increase (decrease) in taxes resulting from:
   State income taxes, net of federal impact         280      6.3%         254     6.2%          197       6.1%
   Other                                             (71)    -1.6%          --                  (626)    -19.4%
                                                 -------    -----      -------   -----       -------    ------
   Taxes on income                               $ 1,725     38.7%     $ 1,700    41.2%      $   699      21.7%
                                                 =======    =====      =======   =====       =======    ======

For the year ended December 31, 2004, "Other" consists of an adjustment to the statutory rate to better reflect the benefit of lower tax rates at lower levels of taxable income. For the year ended December 31, 2002 this amount is primarily a tax benefit on cash bonuses accrued in 2001, which were paid in 2002 and were treated as a permanent difference. The permanent difference was due to the conversion of the entity from a partnership.

Taxes on income are a current tax expense. No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRS.

At December 31, 2004 and 2003, the Company's net tax basis of its real estate assets is less than the amount set forth in the Company's consolidated balance sheets by $17,365,000 and $14,270,000 respectively.

Reconciliation Between GAAP Net Income and Taxable Income:

The following reconciles book net income to taxable income for the years ended December 31, 2004, 2003 and 2002.

                                                    For the year ended December 31,
                                                    -------------------------------
(in thousands)                                         2004        2003        2002
                                                       ----        ----        ----

Net income per books                                $ 47,763    $ 46,380    $ 27,312
Adjustments to book income
Book depreciation and amortization                    13,592       9,398       4,699
Deferred rent, net                                        55          22        (368)
Tax depreciation and amortization                    (11,449)     (7,879)     (3,824)
Tax basis less book basis of properties sold, net         --       2,347
Straight line rent adjustment, net                      (860)     (1,030)     (1,151)
Non-taxable distributions                                 --          --      (2,113)
Other, net                                              (611)       (104)       (507)
                                                    --------    --------    --------
Taxable income                                      $ 48,490    $ 49,134    $ 24,048
                                                    ========    ========    ========

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

8. Federal Income Tax Reporting (continued)

Tax Components

The following summarizes the tax components of the Company's common distributions paid per share for the years ended December 31, 2004, 2003 and 2002:

                         -----------------   ----------------   ----------------
                               2004                2003               2002
                         -----------------   ----------------   ----------------
                         Per Share    %      Per Share   %      Per Share   %
                         ---------    -      ---------   -      ---------   -
Ordinary income            $ 1.01   81.48%    $ 1.03   75.61%    $ 0.98   78.81%
Qualified dividends          0.03    2.79%      0.08    5.76%        --      --
Capital gain (1)               --      --       0.25   18.63%        --      --
Return of capital            0.20   15.73%        --      --       0.26   21.19%
                           ------  ------     ------  ------     ------  ------
Total                      $ 1.24     100%    $ 1.36     100%    $ 1.24     100%
                           ======  ======     ======  ======     ======  ======

Dividend paid per share

(1) The 18.63% capital gain consists of 9.03%, 5.43% and 4.17% of capital gains taxed at 15%, 20% and 25%, respectively for 2003.

9. Commitments

The Company's commercial real estate operations include the leasing of office buildings and industrial properties subject to leases with terms greater than one year. The leases expire at various dates through 2012. The following is a schedule of approximate future minimum rental income on non-cancelable operating leases as of December 31, 2004:

                                        Year ended
      (in thousands)                   December 31,
      ==============================================

      2005                          $       46,401
      2006                                  39,950
      2007                                  32,381
      2008                                  29,797
      2009                                  24,132
      Thereafter (2010-2013)                17,070
      ----------------------------------------------
                                          $189,731
      ==============================================

The Company leases its corporate office space under an operating lease that was amended in 2003. The lease includes a base annual rent and additional rent for the Company's share of taxes and operating costs. Future minimum lease payments are as follows:

      (in thousands)                   Year ended
                                      December 31,
      ----------------------------------------------
      2005                              $    295
      2006                                   302
      2007                                   308
      2008                                   181
      Thereafter                              --
      ----------------------------------------------
                                        $  1,086
      ==============================================

Rent expense was approximately $306,000, $219,000 and $206,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and is included in selling, general and administration expenses in the Consolidated Statements of Income.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

10. Retirement Plan

In 1999, the Company began a retirement savings plan for eligible employees. Under the plan, the Company annually matches participant contributions up to the maximum allowed by tax regulations. The Company's total contribution under the plan amounted to approximately $160,000, $132,000 and $105,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

11. Discontinued Operations

During the year ended December 31, 2003, the Company disposed of two apartment properties, Weslayan Oaks and Reata, both located in Houston, Texas. The operating results for these two real estate assets have been reflected as discontinued operations in the consolidated statements of income on a comparative basis for the years ended December 31, 2003 and 2002. There were no sales of properties in 2004.

The operating results for the real estate assets sold during 2003 are summarized below.

      (in thousands)                                        For the Years Ended
                                                               December 31,
                                                          ---------------------
                                                            2003         2002
                                                          --------     --------
      Rental revenue                                      $  1,215     $  2,603
      Rental operating expenses                               (507)      (1,034)
      Real estate taxes and insurance                         (247)        (491)
      Depreciation and amortization                           (266)        (507)
                                                          --------     --------
      Net income from discontinued operations             $    195     $    571
                                                          ========     ========

12. Subsequent Events

On January 28, 2005 the Board of Directors of the Company declared a cash distribution of $0.31 per share of common stock payable on February 15, 2005 to stockholders of record on February 7, 2005.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

13. Selected unaudited quarterly information

Selected unaudited quarterly information is shown in the following table

                                                                       2004
                                                      --------------------------------------
                                                       First    Second     Third    Fourth
                                                       Quarter  Quarter   Quarter   Quarter
                                                      -------- --------  --------  ---------
                                                       (in thousands, except per share data)
      Revenue                                         $25,599   $28,299   $17,152   $29,002
                                                      ======== ======== =========  =========

      Income from continuing operations               $13,219   $13,676   $ 6,945   $13,923
      Income from discontinued operations                  --        --        --        --
      Gain on sale of properties                           --        --        --        --
                                                      -------- -------- ---------  ---------
      Net income                                      $13,219   $13,676   $ 6,945   $13,923
                                                      ======== ======== =========  =========

      Basic and diluted net income per share          $  0.27   $  0.28   $  0.14   $  0.28
                                                      ======== ======== =========  =========

      Weighted average number of shares outstanding    49,624    49,630    49,630    49,630
                                                      ======== ======== =========  =========

                                                                      2003
                                                      ---------------------------------------
                                                       First     Second    Third     Fourth
                                                      Quarter    Quarter   Quarter   Quarter
                                                      --------  --------- --------  ---------
                                                       (in thousands, except per share data)
      Revenue                                         $12,613   $13,745   $30,437   $ 23,905
                                                      ========  ========= ========  =========

      Income from continuing operations               $ 5,772   $ 6,733   $15,711   $ 11,608
      Income from discontinued operations                  95        50        55         (6)
      Gain on sale of properties                        1,421        --     4,914         27
                                                      --------  --------- --------  ---------
      Net income                                      $ 7,288   $ 6,783   $20,680   $ 11,629
                                                      ========  ========= ========  =========

      Basic and diluted net income per share          $  0.30   $  0.21   $  0.42   $   0.23
                                                      ========  ========= ========  =========

      Weighted average number of shares outstanding    24,630    32,964    49,630     49,630
                                                      ========  ========= ========  =========

Quarterly revenue amounts reported in 2004 and 2003 were reclassified to conform to presentation for the year ended December 31, 2004. The reclassification was related to Sponsored REIT income and expenses. The Company had previously presented its proportionate share of Sponsored REIT revenues and expenses and has reclassified those amounts to consolidate the real estate operations activity from inception of the Sponsored REIT until the initiation of syndication upon which the equity method of accounting is applied. These reclassifications changed rental revenues, operating and maintenance expenses, depreciation and amortization, other income and equity in earnings of non-consolidated REITs. There was no change to income from continuing operations or net income reported in any quarter of 2004 or 2003 as a result of these reclassifications.

                                                                    SCHEDULE III

                        FRANKLIN STREET PROPERTIES CORP.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2004

                                                                      Initial Cost
                                                           ---------------------------------
                                                                                   Costs
                                                                                 Capitalized
                                                                     Buildings   (Disposals)
                                                                   Improvements  Subsequent
                                             Encumbrances               and          to
Description                                      (1)         Land    Equipment   Acquisition
-----------                                  ------------    ----    ---------   -----------
                                                             (in thousands)
Residential Apartments:
  Essex House, Houston, TX                        --       $ 2,920  $   9,367    $   711
  Silverside Plantation, Baton Rouge, LA          --         2,000     17,082        119
  Gael Apartments, Houston, TX                    --         2,796     16,127         --
  Merrywood Apartments, Katy, TX                  --         2,170     15,334         --

Commercial Properties:
  One Technology Drive, Peabody, MA               --         1,658     10,246       (450)
  NAOP, No. Andover, MA                           --         1,311      8,136        927
  Park Seneca, Charlotte, NC                      --         1,815      7,917        344
  4995 Patrick Henry, Santa Clara, CA             --         3,274      4,130         58
  Piedmont Center, Greenville, SC                 --         1,449      9,839      1,063
  Hillview Center, Milpitas, CA                   --         2,203      2,813          7
  Telecom Business Center, San Diego, CA          --         5,035     11,363        453
  Southfield Centre, Southfield, MI               --         4,344     11,455      1,153
  Blue Ravine, Folsom, CA                         --           846      5,450         59
  Bollman Place, Savage, MD                       --         1,585      4,121        109
  Austin N.W., Austin, TX                         --           708     10,494        622
  Gateway Crossing 95, Columbia, MD               --         4,453     15,931        411
  Forest Park, Charlotte, NC                      --         1,559      5,672         --
  10 Lyberty Way, Westford, MA                    --         1,315      8,862        404
  Centennial Center, Colorado Springs, CO         --         1,549     11,877        375
  Goldentop Technology Center, San Diego, CA      --         5,356     17,049         20
  Meadow Point, Chantilly, VA                     --         2,634     18,911         --
  Timberlake, Chesterfield, MO                    --         2,984     38,661          3
  Fair Lakes, Fairfax, VA                         --         4,383     33,976          1
  Northwest Point, Elk Grove Village, IL          --         2,914     26,295          9
  Federal Way, Federal Way, WA                    --         2,518     13,212         --
  Timberlake East, Chesterfield, MO               --         2,626     17,608         66
  Plaza Ridge, Herndon, VA                        --         4,210     25,640         --
  Park Ten, Houston, TX                           --         1,061     21,303        (29)
                                             ----------    -------  ---------    --------
                                                  --       $71,676  $ 398,871    $ 6,435
                                             ==========    =======  =========    ========

                                                                     Historical Costs
                                              ----------------------------------------------------------


                                                         Buildings                         Total Costs,
                                                        Improvements                          Net of       Depreciable   Date of
                                                            and       Total   Accumulated   Accumulated        Life     Acquisition
Description                                      Land    Equipment     (2)   Depreciation  Depreciation       Years        (3)
-----------                                      ----    ---------    -----  ------------  ------------    -----------  -----------
                                                (in thousands)
Residential Apartments:
  Essex House, Houston, TX                    $  2,924  $  10,074    $12,998   $  4,091     $  8,907          5-27         1993
  Silverside Plantation, Baton Rouge, LA         2,021     17,180     19,201      3,743       15,458          5-27         1998
  Gael Apartments, Houston, TX                   2,796     16,127     18,923        928       17,995          5-27         2000
  Merrywood Apartments, Katy, TX                 2,170     15,334     17,504        883       16,621          5-27         2002

Commercial Properties:
  One Technology Drive, Peabody, MA              1,658      9,796     11,454      2,178        9,276          5-39         1995
  NAOP, No. Andover, MA                          1,311      9,063     10,374      2,506        7,868          5-39         1996
  Park Seneca, Charlotte, NC                     1,815      8,261     10,076      1,350        8,726          5-39         1997
  4995 Patrick Henry, Santa Clara, CA            3,274      4,188      7,462        723        6,739          5-39         1997
  Piedmont Center, Greenville, SC                1,449     10,902     12,351      1,930       10,421          5-39         1998
  Hillview Center, Milpitas, CA                  2,203      2,820      5,023        416        4,607          5-39         1999
  Telecom Business Center, San Diego, CA         5,035     11,816     16,851      1,714       15,137          5-39         1999
  Southfield Centre, Southfield, MI              4,344     12,608     16,952      1,591       15,361          5-39         1999
  Blue Ravine, Folsom, CA                          846      5,509      6,355        716        5,639          5-39         1999
  Bollman Place, Savage, MD                      1,585      4,230      5,815        527        5,288          5-39         1999
  Austin N.W., Austin, TX                          708     11,116     11,824      1,403       10,421          5-39         1999
  Gateway Crossing 95, Columbia, MD              4,019     16,776     20,795      2,084       18,711          5-39         1999
  Forest Park, Charlotte, NC                     1,559      5,672      7,231        230        7,001          5-39         1999
  10 Lyberty Way, Westford, MA                   1,315      9,266     10,581      1,074        9,507          5-39         2000
  Centennial Center, Colorado Springs, CO        1,549     12,252     13,801        504       13,297          5-39         2000
  Goldentop Technology Center, San Diego, CA     5,356     17,069     22,425        692       21,733          5-39         2000
  Meadow Point, Chantilly, VA                    2,634     18,911     21,545        768       20,777          5-39         2001
  Timberlake, Chesterfield, MO                   2,984     38,664     41,648      1,570       40,078          5-39         2001
  Fair Lakes, Fairfax, VA                        4,383     33,977     38,360      1,380       36,980          5-39         2001
  Northwest Point, Elk Grove Village, IL         2,914     26,304     29,218      1,067       28,151          5-39         2001
  Federal Way, Federal Way, WA                   2,518     13,212     15,730        537       15,193          5-39         2001
  Timberlake East, Chesterfield, MO              2,626     17,674     20,300        717       19,583          5-39         2002
  Plaza Ridge, Herndon, VA                       4,210     25,640     29,850      1,041       28,809          5-39         2002
  Park Ten, Houston, TX                          1,061     21,274     22,335        864       21,471          5-39         2002
                                              --------  ---------    --------  --------     --------
                                              $ 71,267  $ 405,715    $476,982  $ 37,227     $439,755
                                              ========  =========    ========  ========     ========

(1)   There are no encumbrances on the above properties.
(2)   The aggregate cost for Federal Income Tax purposes is $471,353
(3)   Original date of acquisition by Sponsored Entity.

The following table summarizes the changes in the Company's real estate investments and accumulated depreciation:

                                                  December 31,
                                     -------------------------------------
(in thousands)                           2004         2003         2002
==========================================================================

Real estate investments, at cost:
   Balance, beginning of year         $ 475,368    $ 195,275    $ 194,112
     Acquisitions                            --      298,425           --
     Improvements                         1,614        1,125        1,163
     Dispositions                            --      (19,457)          --
--------------------------------------------------------------------------

   Balance, end of year               $ 476,982    $ 475,368    $ 195,275
==========================================================================

Accumulated depreciation:
   Balance, beginning of year         $  25,836    $  21,999    $  17,419
     Depreciation                        11,391        7,786        4,580
     Dispositions                            --       (3,949)          --
--------------------------------------------------------------------------

   Balance, end of year               $  37,227    $  25,836    $  21,999
==========================================================================