Form 10-Q
period 2005-03-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2005-05-06
CIK 1031316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

  (Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2005

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

         YES     |X|                               NO     |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         YES     |X|                               NO     |_|

The number of shares of common stock outstanding as of April 29, 2005 was 49,631,513.

                        Franklin Street Properties Corp.

                                    Form 10-Q

                                Quarterly Report
                                 March 31, 2005

                                Table of Contents

                                                                            Page
                                                                            ----
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of March 31, 2005 and
                  December 31, 2004.......................................     3

                  Consolidated Statements of Income for the three months
                  ended March 31, 2005 and 2004...........................     4

                  Consolidated Statements of Stockholders' Equity as of
                  March 31, 2005 and December 31, 2004....................     5

                  Consolidated Statements of Cash Flows for the
                  three months ended March 31, 2005 and 2004..............     6

                  Notes to Consolidated Financial Statements..............  7-15

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................... 16-26

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk.............................................    27

         Item 4.  Controls and Procedures.................................    28

Part II. Other Information

         Item 1.  Legal Proceedings.......................................    29

         Item 2.  Unregistered Sales of Equity Securities and Use of
                  Proceeds................................................    29

         Item 3.  Defaults upon Senior Securities.........................    29

         Item 4.  Submission of Matters to a Vote of Security Holders.....    29

         Item 5.  Other Information.......................................    29

         Item 6.  Exhibits................................................    30

Signatures        ........................................................    31

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                               March 31,      December 31,
(in thousands, except shares and par value amounts)                              2005             2004
===========================================================================================================

Assets:

Real estate investments, at cost:
     Land                                                                      $  71,267         $  71,267
     Buildings and improvements                                                  405,157           404,830
     Fixtures and equipment                                                          885               885
----------------------------------------------------------------------------------------------------------
                                                                                 477,309           476,982
     Less accumulated depreciation                                                40,046            37,227
----------------------------------------------------------------------------------------------------------

Real estate investments, net                                                     437,263           439,755

Acquired real estate leases, net of accumulated amortization of
   $3,501 and $3,020, respectively                                                 6,002             6,483
Investment in non-consolidated REITs                                               4,243             4,270
Assets held for syndication                                                       74,300            59,246
Cash and cash equivalents                                                         47,271            52,752
Restricted cash                                                                    1,076             1,033
Tenant rent receivables, less allowance for doubtful accounts of
   $350 and $350, respectively                                                       769               769
Straight-line rent receivables, less allowance for doubtful accounts of
   $460 and $460, respectively                                                     5,177             4,947
Prepaid expenses                                                                   1,305               901
Other assets                                                                       2,664             1,097
Office computers and furniture, net of accumulated depreciation of
   $631 and $597, respectively                                                       340               374
Deferred leasing commissions, net of accumulated amortization of
   $972 and $873, respectively                                                     1,480             1,484
----------------------------------------------------------------------------------------------------------

      Total assets                                                             $ 581,890         $ 573,111
==========================================================================================================

Liabilities and Stockholders' Equity:

Liabilities:
Bank note payable                                                              $  74,164         $  59,439
Accounts payable and accrued expenses                                              7,893             8,846
Accrued compensation                                                                 600               705
Tenant security deposits                                                           1,076             1,033
----------------------------------------------------------------------------------------------------------

     Total liabilities                                                            83,733            70,023
----------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
     Preferred Stock, $.0001 par value, 20,000,000 shares
        authorized, none issued or outstanding                                        --                --
     Common Stock, $.0001 par value, 180,000,000 shares
        authorized, 49,631,513 and 49,630,338 issued and outstanding                   5                 5
     Additional paid-in capital                                                  512,834           512,813
     Treasury stock, 575 shares, at cost, issued March 2005                           --               (10)
     Distributions in excess of earnings                                         (14,682)           (9,720)
----------------------------------------------------------------------------------------------------------

     Total Stockholders' Equity                                                  498,157           503,088
----------------------------------------------------------------------------------------------------------

     Total Liabilities and Stockholders' Equity                                $ 581,890         $ 573,111
==========================================================================================================

          See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                                                   For the
                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
(in thousands, except per share amounts)                     2005          2004
================================================================================

Revenue:
     Rental                                                 $17,234      $18,875
Related party revenue:
     Syndication fees                                         2,519        3,041
     Transaction fees                                         2,442        3,549
     Management fees and interest income from loans             970          129
Other                                                            13            5
--------------------------------------------------------------------------------
         Total revenue                                       23,178       25,599
--------------------------------------------------------------------------------

Expenses:
     Real estate operating expenses                           3,575        3,388
     Real estate taxes and insurance                          2,354        2,471
     Depreciation and amortization                            3,573        3,336
     Selling, general and administrative                      1,825        1,688
     Commissions                                              1,324        1,520
     Interest                                                   955          264
--------------------------------------------------------------------------------

         Total expenses                                      13,606       12,667
--------------------------------------------------------------------------------

Income before interest income, equity in earnings of
   non-consolidated REITs and taxes on income                 9,572       12,932
Interest income                                                 230          236
Equity in earnings of non-consolidated REITs                    665          379
--------------------------------------------------------------------------------

Income before taxes on income                                10,467       13,547
Income tax expense                                               44          328
--------------------------------------------------------------------------------

Net income                                                  $10,423      $13,219
================================================================================

Weighted average number of shares outstanding,
   basic and diluted                                         49,630       49,624
================================================================================

Net income per share, basic and diluted                     $  0.21      $  0.27
================================================================================

          See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                       Common Stock     Additional               Distributions        Total
                                   ------------------    Paid-In     Treasury    in excess of     Stockholders'
(in thousands)                     Shares      Amount    Capital       Stock       Earnings         Equity
===============================================================================================================

Balance, December 31, 2004        49,630        $   5     $512,813     $ (10)      $ (9,720)        $503,088
   Shares issued                       2           --           21        --             --               21
   Treasury shares issued             --           --           --        10             --               10
   Net income                         --           --           --        --         10,423           10,423
   Distributions                      --           --           --        --        (15,385)         (15,385)
---------------------------------------------------------------------------------------------------------------
Balance, March 31, 2005           49,632        $   5     $512,834     $  --       $(14,682)        $498,157
===============================================================================================================

          See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                For the
                                                                                                           Three Months Ended
                                                                                                               March 31,
                                                                                                      --------------------------
(in thousands)                                                                                          2005              2004
================================================================================================================================

Cash flows from operating activities:
   Net income                                                                                         $ 10,423         $ 13,219
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization expense                                                              3,374            3,200
      Amortization of above market lease                                                                    59               59
      Sponsored REIT income during consolidation                                                            --             (247)
      Equity in earnings from non-consolidated REITs                                                      (665)            (379)
      Distributions from non-consolidated REITs                                                            599              582
      Shares issued as compensation                                                                         31              162
   Changes in operating assets and liabilities:
      Restricted cash                                                                                      (43)              14
      Tenant rent receivables, net                                                                          --             (229)
      Straight-line rents, net                                                                            (230)            (340)
      Operations of assets held for syndication, net                                                      (236)              --
      Prepaid expenses and other assets, net                                                            (1,971)            (164)
      Accounts payable and accrued expenses                                                               (953)             472
      Accrued compensation                                                                                (105)          (1,134)
      Tenant security deposits                                                                              43              (14)
   Payment of deferred leasing commissions                                                                 (95)            (151)
-------------------------------------------------------------------------------------------------------------------------------

      Net cash provided by operating activities                                                         10,231           15,050
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Purchase of real estate assets, office computers and furniture, capitalized merger costs            (327)            (117)
      Investment in non-consolidated REITs                                                                  --           (4,248)
      Investment in assets held for syndication, net                                                   (14,725)           4,117
-------------------------------------------------------------------------------------------------------------------------------

      Net cash used for investing activities                                                           (15,052)            (248)
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Distibutions to stockholders                                                                     (15,385)         (15,382)
      Purchase of treasury shares                                                                           --             (146)
      Borrowings (repayments) under bank note payable, net                                              14,725           (4,117)
-------------------------------------------------------------------------------------------------------------------------------

      Net cash used for financing activities                                                              (660)         (19,645)
-------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                               (5,481)          (4,843)

Cash and cash equivalents, beginning of period                                                          52,752           58,793
-------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                                              $ 47,271         $ 53,950
-------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest                                                                                        $    905         $    264
      Income taxes                                                                                         401              100

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

On August 13, 2004, the Company entered into an agreement to acquire four real estate investment trusts (the "Target REITs"), by the merger of the four Target REITs with and into four of the Company's wholly-owned subsidiaries. The Company completed the mergers on April 30, 2005. Upon the consummation of these mergers, the Company issued 10,894,994 shares of common stock to holders of preferred stock in these Target REITs.

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

Properties

The following table summarizes the Company's investment in real estate assets, excluding assets held for syndication:

                                                             As of
                                                           March 31,
                                                    2005               2004
                                               ---------------    --------------
      Residential real estate
             Number of properties                         4                  4
             Number of apartments                       837                837

      Commercial real estate
             Number of properties                        24                 24
             Square feet                          3,051,748          3,049,357

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements (continued)

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other period.

Reclassifications

Certain balances in the interim 2004 financial statements have been reclassified to conform to presentation contained in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2004. The reclassifications primarily were related to Sponsored REIT income and expenses. Prior to December 31, 2004 the Company presented its proportionate share of Sponsored REIT's revenues and expenses and has since reclassified those amounts to consolidate the real estate operations activity from inception of the Sponsored REIT until the initiation of syndication upon which the equity method of accounting is applied. These reclassifications changed rental revenues, operating and maintenance expenses, depreciation and amortization, other income and equity in earnings of non-consolidated REITs. There was no change to income from continuing operations or net income for any period presented as a result of these reclassifications.

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

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard had no impact on our financial position, results of operations or cash flows.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

2.  Investment Banking/Investment Services Activity

During the three months ended March 31, 2005, the Company sold on a best efforts basis, through private placements, preferred stock in the following Sponsored
REITs:

                                                                    Date Syndication      Gross Proceeds
      Sponsored REIT                        Property Location       Completed             (in thousands)(1)
      -------------------------------------------------------------------------------------------------------

      FSP 505 Waterford Corp.               Plymouth, MN            January 28, 2005               3,000

      FSP Galleria North Corp.              Dallas, TX                                            33,950(2)
                                                                                          -------------------

                                            Total                                            $    36,950
                                                                                          ===================

      1. The syndication of FSP 505 Waterford Corp. and FSP Galleria North Corp. commenced in the fourth quarter of 2004.
      2. The syndication of FSP Galleria North Corp. was not complete at March 31, 2005. This amount represents the gross proceeds syndicated during the three months ended March 31, 2005.

3. Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs

At March 31, 2005, the Company held an interest in sixteen Sponsored REITs. Fourteen were fully syndicated and the Company no longer derives economic benefits or risks from the common stock interest it has retained in them. The Company also holds a preferred stock investment in one of these Sponsored REITs, FSP Blue Lagoon Corp., from which it continues to derive economic benefit and risk. The remaining two entities were not fully syndicated and have a value of approximately $74.3 million on the accompanying consolidated balance sheets and are classified as assets held for syndication.

The table below shows the Company's share of income and expenses from Sponsored REITs prior to consolidation. Management fees of $5,000 and $5,000 for the three months ended March 31, 2005 and 2004, respectively; and interest expenses are eliminated in consolidation.

                                                       Three Months Ended
                                                            March 31,
(in thousands)                                          2005        2004
                                                        ----        ----

Operating Data:
Rental revenues                                        $ 694       $ 830
Operating and maintenance expenses                       177         240
Depreciation and amortization                            199         136
Interest expense                                         174         216
Interest income                                            2           9
                                                      -------     -------
                                                       $ 146       $ 247
                                                      =======     =======

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3. Related Party Transactions and Investments in Non-consolidated Entities, Continued

Equity in earnings of investment in non-consolidated REITs:

The following table includes equity in earnings of investments in non-consolidated REITs:

                                                          Three Months Ended
                                                               March 31,
(in thousands)                                             2005        2004
                                                           ----        ----

Equity in earnings of Sponsored REITs                     $ 602       $ 335
Equity in earnings of Blue Lagoon                            63          44
                                                         -------     -------
                                                          $ 665       $ 379
                                                         =======     =======

Equity in earnings of investments in Sponsored REITs is derived from the Company's share of income following the commencement of syndication of Sponsored REITs. Following the commencement of syndication the Company exercises influence over, but does not control these entities and investments are accounted for using the equity method. Equity in earnings of Blue Lagoon is derived from the Company's preferred stock investment in the entity, which was acquired in January 2004.

The Company recorded distributions received or declared of $599,000 and $582,000 from Sponsored REITs during the three months ended March 31, 2005 and 2004, respectively.

Non-consolidated REITs

The Company has in the past acquired by merger entities similar to the Sponsored REITs. On August 13, 2004, the Company entered into an agreement to acquire by merger (the "2004 Merger Agreement") four Sponsored REITs (the Target REITs) and consummated the transactions on April 30, 2005. The Company's business model for growth includes the potential acquisition by merger in the future of Sponsored REITs. Following consummation of the transactions contemplated by the 2004 Merger Agreement, the Company has no legal or any other enforceable obligation to acquire or to offer to acquire any Sponsored REIT. In addition, any offer (and the related terms and conditions) that might be made in the future to acquire any Sponsored REIT would require the approval of the boards of directors of the Company and the Sponsored REIT and the approval of the shareholders of the Sponsored REIT.

At March 31, 2005, December 31, 2004 and March 31, 2004, the Company had ownership interests in sixteen, fifteen and nine Sponsored REITs, respectively.

Summarized financial information for these Sponsored REITs is as follows:

                                                 March 31,       December 31,
                                              -------------------------------
                                                   2005              2004
                                              -------------------------------
                                                       (in thousands)
      Balance Sheet Data (unaudited):
      Real estate, net                          $  482,320       $  293,722
      Other assets                                  65,222           57,207
      Total liabilities                            (44,729)          (4,833)
                                                ----------       ----------
      Shareholders equity                       $  502,813       $  346,096
                                                ==========       ==========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3. Related Party Transactions and Investments in Non-Consolidated Entities, Continued

                                                               For the
                                                         Three Months Ended
                                                              March 31,
                                                         2005           2004
                                                     -------------------------
                                                           (in thousands)
      Operating Data (unaudited):
      Rental revenue                                 $   19,865     $   13,006
      Other revenue                                         281            120
      Operating and maintenance expenses                 (7,188)        (3,853)
      Depreciation and amortization                      (3,730)        (3,050)
      Interest expense and commitment fees               (2,316)        (3,332)
                                                     ----------     ----------
      Net income (loss)                              $    6,912     $    2,891
                                                     ==========     ==========

Syndication fees and Transaction fees:

The Company provides syndication and real estate acquisition advisory services for Sponsored REITs. Syndication and transaction fees from non-consolidated entities amounted to approximately $4,961,000 and $6,590,000 for the three months ended March 31, 2005 and 2004, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice. Asset management fee income from non-consolidated entities amounted to approximately $225,000 and $115,000, for the three months ended March 31, 2005 and 2004, respectively. The Company is typically entitled to interest on funds advanced to Sponsored REITs. The Company recognized interest income of approximately $745,000 and $14,000 for the three months ended March 31, 2005 and 2004, respectively, relating to these loans.

4. Bank Note Payable

The Company has a revolving line of credit agreement (the "Loan Agreement") with a group of banks providing for borrowings at the Company's election of up to $125,000,000. Borrowings under the Loan Agreement bear interest at either the bank's base rate (5.75% at March 31, 2005) or at a LIBOR plus 125 basis points (4.1% at March 31, 2005), as defined. The balance outstanding was $74,164,000 and $59,439,000 at March 31, 2005 and December 31, 2004, respectively. The weighted average interest rate on amounts outstanding during the three months ended March 31, 2005 was 5.0% and for the year ended December 31, 2004 was approximately 3.62%.

The Loan Agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the maintenance of at least $1,500,000 in operating cash accounts, a minimum tangible net worth and compliance with various debt and operating income ratios, as defined in the Loan Agreement. The Company was in compliance with the Loan Agreement's financial covenants as of March 31, 2005 and December 31, 2004. The Loan Agreement matures on August 18, 2005.

5. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at March 31, 2005 and 2004.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6. Business Segments

The Company operates in two business segments: real estate operations (including real estate leasing, interim acquisition financing and asset/property management) and investment banking/investment services (including real estate acquisition and broker/dealer services). The Company has identified these segments because this information is the basis upon which management makes decisions regarding resource allocation and performance assessment. The accounting policies of the reportable segments are the same as those described in the "Significant Accounting Policies" " in Note 2 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2004. The Company's operations are located in the United States of America.

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

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6. Business Segments (continued)

The calculation of CAD by business segment is shown in the following table :

                                                                  Investment
                                                        Real       Banking/
                                                       Estate     Investment
      (in thousands)                                 Operations    Services     Total
                                                    ---------------------------------
      Three Months Ended March 31, 2005
      Net Income                                      $ 10,346     $  77     $ 10,423
      Equity in income of non-consolidated REITs          (665)       --         (665)
      Distributions from non-consolidated REITs            599        --          599
      Depreciation and amortization                      3,399        34        3,433
      Straight line rent                                  (230)       --         (230)
      Non-cash compensation expense                          4        27           31
      Capital Expenditures                                (327)       --         (327)
      Payment of deferred leasing costs                    (95)       --          (95)
      Merger costs                                         (87)       --          (87)
      Proceeds from funded reserves                        422        --          422
                                                      --------     -----     --------

      Cash Available for Distribution                 $ 13,366     $ 138     $ 13,504
                                                      ========     =====     ========

      Three Months Ended March 31, 2004
      Net Income                                      $ 12,739     $ 480     $ 13,219
      Sponsored REIT income during consolidation          (247)       --         (247)
      Equity in income of non-consolidated REITs          (379)       --         (379)
      Distributions from non-consolidated REITs            582        --          582
      Depreciation and amortization                      3,235        24        3,259
      Straight line rent                                  (340)       --         (340)
      Non-cash compensation expense                         --       162          162
      Capital Expenditures                                (100)      (17)        (117)
      Payment of deferred leasing costs                   (151)       --         (151)
      Proceeds from funded reserves                        251        --          251
                                                      --------     -----     --------

      Cash Available for Distribution                 $ 15,590     $ 649     $ 16,239
                                                      ========     =====     ========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6. Business Segments (continued)

The following table is a summary of other financial information by business segment:

                                                    Investment
                                          Real       Banking/
                                         Estate     Investment
                                       Operations    Services       Total
      ====================================================================
                                                  (in thousands)
      March 31, 2005:
           Revenue                      $ 20,342      $2,836      $ 23,178
           Interest income                   222           8           230
           Interest expense                  955          --           955
           Capital expenditures              327          --           327
           Identifiable assets           578,220       3,670       581,890

      March 31, 2004:
           Revenue                      $ 21,837      $3,762      $ 25,599
           Interest income                   220          16           236
           Interest expense                  264          --           264
           Capital expenditures              100          17           117
           Identifiable assets           518,255       3,334       521,589

7. Cash Dividends

The Company declared and paid dividends as follows (in thousands, except per share amounts):

                                                Dividends           Total
               Quarter Paid                     Per Share         Dividends
      -------------------------------           ---------         ---------

      First quarter of 2005                      $   .31           $ 15,385

      First quarter of 2004                      $   .31           $ 15,382

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

The income tax expense reflected in the consolidated statements of income relates only to the TRS. The expense differs from the amounts computed by applying the Federal statutory rate of 34% to income before income taxes as follows:

                                                              For the
                                                         Three Months Ended
                                                             March 31,
                                                       ---------------------
      (in thousands)                                     2005          2004
                                                       ---------------------

      Federal income tax expense at statutory rate      $   37        $ 283
      Increase in taxes resulting from:
          State income taxes, net of federal impact          7           45
                                                       ---------------------
                                                        $   44        $ 328
                                                       =====================

No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the taxable REIT subsidiary.

10. Subsequent Events

The Company declared a cash distribution of $0.41 per share on April 19, 2005 to stockholders of record on April 29, 2005 payable on May 16, 2005. The cash dividend represents four months of operations.

On April 30, 2005 the Company acquired by merger four Target REITs and issued 10,894,994 of common stock, $0.0001 par value per share in connection with the mergers.

On April 29, 2005 the Company's Board of Directors authorized the Company to explore the possibility of the acquisition (by merger or otherwise) of any or all of five Sponsored REITs: FSP Willow Bend Office Corp., FSP Innsbrook Corp., FSP 380 Interlocken Corp., FSP Blue Lagoon Drive Corp. and FSP Eldridge Green Corp. The Company has no obligation to acquire any or all of these Sponsored REITs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2004. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation changes in economic conditions in the markets in which we own properties, changes in the demand by investors for investment in Sponsored REITs, risks of a lessening of demand for the types of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. See the factors set forth below under the caption, "Certain Factors That May Affect Future Results". Although we believe the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward looking statements after the date of this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

FSP Corp. operates in two business segments: real estate operations and investment banking/investment services. The real estate operations segment involves real estate rental operations, leasing, interim acquisition financing and asset/property management services. The investment banking/investment services segment involves providing real estate investment and broker/dealer services that include the organization of Sponsored REITs, the acquisition of real estate on behalf of Sponsored REITs and the syndication of Sponsored REITs through the sale of preferred stock in private placements.

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


Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

No changes to our critical accounting policies have occurred since our Annual Report on Form 10-K for the year ended December 31, 2004.

Trends and Uncertainties

Real Estate Operations

The trends in our office markets have remained consistent across the last few quarters with slow employment growth leading to slow improvement in occupancy and an almost imperceptible improvement in market rents. While market rents for new leases may be increasing in some areas, the new market rents are generally lower than expiring rents in most of our markets, particularly for those leases that were made at the height of the market four to five years ago. We expect to continue to see a decrease in rents to market rents for leases at our properties that expire during the rest of the year unless there is dramatic improvement in market fundamentals.

Our apartment properties are beginning to see improving market conditions, despite recent competition from condominiums in addition to the usual competition from other apartments and new homes. If the improvement continues, we expect it will first manifest itself in higher occupancy and lower rent concessions, before there is any significant increase in rental rates.

The uncertainty surrounding utility prices in the larger economy creates uncertainty about our future utility costs. Although many of our leases pass through the cost of utilities to the tenants, higher utility prices would increase our overall operating costs.

The following table summarizes property wholly owned by us as of the dates indicated:

                                                             March 31,
                                                  ---------------------------
                                                     2005              2004

      Residential:
        Number of properties                              4                 4
        Number of apartment units                       837               837

      Commercial:
        Number of properties                             24                24
        Square footage                            3,051,748         3,049,357

Investment Banking/Investment Services

Unlike our real estate operations business, which provides a rental revenue stream which is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature. Both the number of Sponsored REIT syndications and the amount of equity anticipated to be raised in 2005 are likely to be below our 2004 levels. Future business in this area is unpredictable.

Our property acquisition executives are concerned about continued high valuation levels for prime commercial investment real estate in 2005. It appears that a combination of factors, including low interest rates, a recovering general economy and increased capital allocation to real estate assets is increasing prices on many properties we would have an interest in acquiring. This upward pressure on prices is causing capitalization rates to fall and prices per square foot to rise. Consequently, our acquisition executives are having a difficult time identifying enough property during 2005 at a price acceptable under our investment criteria to grow our overall investment banking/investment services business. Lower revenues from this business reduce the cash available for distribution to stockholders as dividends. As the second quarter of 2005 begins, valuation levels for many top quality investment properties remain at historically high levels, with significant competition from a variety of capital sources to acquire them. Lower capitalization rates on properties acquired for investment syndication mean lower initial cash flow yields for potential equity investors in our Sponsored REITs. Consequently we expect slower sales of these investments to our clients and prospective clients. We continue to rely solely on our in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time (i.e., invest in a Sponsored REIT). We also continue to evaluate our in-house sales force, as to whether we are capable, either through our existing client base or through new clients, of raising sufficient investment capital in Sponsored REITs to achieve future performance objectives.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following table shows each segment for the three months ended March 31, 2005 and 2004.

(in thousands)
                                                                 Three months ended March 31,
                                                           -------------------------------------
Real Estate Operations                                        2005           2004         Change
                                                              ----           ----         ------
Revenues:
   Rental income                                           $ 17,234       $ 18,875       $(1,641)
   Transaction fees                                           2,125          2,828          (703)
   Management fees and interest income from loans               970            129           841
   Other                                                         13              5             8
                                                          --------------------------------------
                                                             20,342         21,837        (1,495)
                                                          --------------------------------------
Expenses:
   Real estate operating expenses                             3,575          3,388           187
   Real estate taxes and insurance                            2,354          2,471          (117)
   Depreciation and amortization                              3,539          3,312           227
   Selling, general and administrative                          460            262           198
   Interest                                                     955            264           691
                                                          --------------------------------------
                                                             10,883          9,697         1,186
                                                          --------------------------------------
Other items:
   Interest income                                              222            220             2
   Equity in earnings of non-consolidated REIT's                665            379           286
                                                          --------------------------------------
                                                                887            599           288
                                                          --------------------------------------

Contribution from real estate operations                     10,346         12,739        (2,393)
                                                          --------------------------------------

Investment Banking/Investment Services
Revenues:
   Syndication fees                                           2,519          3,041          (522)
   Transaction fees                                             317            721          (404)
                                                          --------------------------------------
                                                              2,836          3,762          (926)
                                                          --------------------------------------
Expenses:
   Commissions                                                1,324          1,520          (196)
   Depreciation and amortization                                 34             24            10
   Selling, general and administrative                        1,365          1,426           (61)
                                                          --------------------------------------
                                                              2,723          2,970          (247)
                                                          --------------------------------------
Other items:
   Interest income                                                8             16            (8)
   Taxes on income                                              (44)          (328)          284
                                                          --------------------------------------
                                                                (36)          (312)          276
                                                          --------------------------------------

Contribution from investment banking/investment services         77            480          (403)
                                                          --------------------------------------

Net income                                                 $ 10,423       $ 13,219       $(2,796)
                                                          ======================================

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004

      Total revenues decreased $2.4 million, or 9.5%, to $23.2 million for the three months ended March 31, 2005, as compared to $25.6 million for the three months ended March 31, 2004. Total expenses were $13.6 million for the three months ended March 31, 2005; an increase of $0.9 million, or 7.4%, compared to the three months ended March 31, 2004. The real estate segment included 28 owned properties for each three month period.

      During the three months ended March 31, 2005 our investment banking/investment services segment had total gross proceeds of $37.0 million, which included completion of the syndication for FSP 505 Waterford Corp. and a continuing syndication of FSP Galleria North Corp., which had been started in the fourth quarter of 2004. During the three months ended March 31, 2004, our investment banking/investment services segment had total gross proceeds of $49.2 million, which included completion of the syndication of FSP Blue Lagoon Drive Corp., which had been started in the fourth quarter of 2003; and of FSP Eldridge Green Corp. As a result, total gross proceeds decreased $12.2 million or 24.8% for the three months ended March 31, 2005 compared to three months ended March 31, 2004. This decrease was attributable to a slower pace of closings in 2005 compared to 2004. Revenues and expenses for investment banking/investment services are directly related to the gross proceeds of these syndications.

Each segment is discussed below.

      Real Estate Operations

      Contribution from the real estate segment was $10.3 million for the three months ended March 31, 2005; a decrease of $2.4 million, or 18.8%, compared to the three months ended March 31, 2004. The decrease is primarily attributable to:

      o A decrease to revenues of $1.5 million, of which $1.2 million resulted from a lease termination payment made by a tenant during the three months ended March 31, 2004 that did not recur during the three months ended March 31, 2005, $0.4 million resulted from decreases in occupancy and lower rental rates in the portfolio; and $0.7 million resulted from a decrease in transaction (loan commitment) fees, which was principally caused by the decrease in gross syndication proceeds in the quarter compared to the same period in 2004. These decreases were partially offset by increases in management fees and interest income of $0.8 million.
      o An increase in selling, general and administrative costs of $0.2 million related primarily to costs of monitoring and managing a larger portfolio of REITs, and an increase to franchise taxes.
      o An increase in interest expense of $0.7 million resulting from larger loan balances outstanding for syndications in process during the three months ended March 31, 2005 compared to the three months ended March 31, 2004.
      o An increase in equity in income from non-consolidated REITs of $0.3 million as a result of Sponsored REITs in syndication with greater net operating income during the three months ended March 31, 2005 compared to the three months ended March 31, 2004.
      o There were insignificant changes to real estate operating expenses, real estate taxes, insurance, depreciation and interest income during the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

      Investment Banking/Investment Services

      Contribution of the investment banking and services segment was $0.1 million for the three months ended March 31, 2005; a decrease of $0.4 million, compared to the three months ended March 31, 2004. The decrease was primarily attributable to:

      o A decrease in syndication fee revenues of $0.9 million, which was primarily attributable to a lower level of gross syndication proceeds during the three months ended March 31, 2005 compared to the three months ended March 31, 2004.
      o A decrease in commission expense of $0.2 million, which relates to the decrease in gross syndication proceeds.
      o These decreases were offset by a decrease in taxes on income of $0.3 million as a result of the lower taxable income during the three months ended March 31, 2005 compared to the three months ended March 31, 2004.
      o There were insignificant changes to selling, general and administrative costs, depreciation and interest income during the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Net Income

      Net income from contribution of both segments for the three months ended March 31, 2005 decreased $2.8 million to $10.4 million compared to $13.2 million for the reasons discussed above.

Liquidity and Capital Resources

      Cash and cash equivalents were $47.3 million and $52.8 million at March 31, 2005 and December 31, 2004, respectively. This decrease of $5.5 million is attributable to $10.2 million provided by operating activities, less $15.0 million used for investing activities, less $0.7 million used for financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations, cash anticipated to be generated by the sale of preferred stock in future Sponsored REITs and our line of credit will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.

      Operating Activities

      The cash provided by our operating activities of $10.2 million is primarily attributable to net income of $10.4 million, plus the add-back of $3.2 million of non-cash activity and was partially offset by increases in prepaid and other assets of $2.0 million, decreases in accounts payable and accrued expenses and compensation of $1.1 million and increases in other operating assets of $0.3 million.

      Investing Activities

      Our cash used by investing activities of $15.0 million is primarily attributable to an additional $14.7 million invested in assets held for syndication and $0.3 million to acquire or improve real estate assets.

      Financing Activities

      Our cash used by financing activities of $0.7 million is attributable to $15.4 million of distributions to shareholders and net borrowings of $14.7 million made during the three months ended March 31, 2005, which related to assets held for syndication.

      Line of Credit

      We have a revolving line of credit agreement with a group of banks providing for borrowings of up to $125 million. Borrowings under the line of credit bear interest at either the bank's base rate (5.75% at March 31, 2005) or at LIBOR plus 125 basis points (4.1% at March 31, 2005), as defined. Borrowings outstanding under the line of credit at March 31, 2005 were $74.2 million. We are in compliance with all bank covenants required by this line of credit. The maturity date of the line of credit is August 18, 2005, and we intend to evaluate extension, renewal or replacement of the facility.

      Contingencies

      We are subject to various legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

      Assets Held for Syndication

      As of March 31, 2005 there are two assets held for syndication. As of December 31, 2004 we also had two assets held for syndication. One syndication was completed in January 2005, and the second asset was purchased during the three months ended March 31, 2005, but the syndication has not commenced.

      Related Party Transactions

      In the three months ended March 31, 2005, we completed the syndication of FSP 505 Waterford Corp., and continued the syndication of FSP Galleria North Corp. We did not enter into any other significant transactions with related parties during the quarter ended March 31, 2005. For a discussion of transactions between us and related parties during 2004, see Footnote No. 5 "Related Party Transactions" to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

      Other Considerations

      We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the three months ended March 31, 2005 and 2004 the rental income exceeded the expenses for each individual property, with the exception of Blue Ravine and Lyberty Way. The single tenant lease at the Blue Ravine property located in Folsom, California, expired June 30, 2003. The single tenant lease at the Lyberty Way property located in Westford, Massachusetts expired October 31, 2004. We have not re-let either property and expect that these properties will not produce revenue to cover their expenses in the second quarter.

      Management believes that cash and cash equivalents, as of March 31, 2005, are in excess of our known needs for extraordinary expenses or capital improvements within the next twelve months.

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

      As of March 31, 2005, we owned 28 properties. We acquired an additional four properties on April 30, 2005. Some or all of these properties may decline in value. To the extent our real properties decline in value, our stockholders could lose some or all the value of their investments. Although currently there is no public market for the shares of our common stock, the value of our common stock may still be adversely affected if the real properties held by us decline in value since these real properties represent the majority of the tangible assets held by us. Moreover, if either we are forced to sell or lease the real property held by us below its initial purchase price or its carrying costs or if we are forced to lease real property at below market rates because of the condition of the property, our results of operations would be adversely affected and such negative results of operations may result in lower dividends being paid to holders of our common stock.

New acquisitions may fail to perform as expected.

      We may acquire new properties, whether by direct FSP Corp. cash purchase, by acquisition of Sponsored REITs or other properties by cash or through the issuance of shares of our stock or by investment in a Sponsored REIT. We acquired four Sponsored REITs and the properties they own on April 30, 2005. Newly acquired properties may fail to perform as expected, in which case, our results of operations could be adversely affected.

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

      When leases expire, we will incur expenses and may not be able to re-lease the space on the same terms. Certain leases provide tenants the right to terminate early if they pay a fee. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce distributions to our stockholders. For example, approximately $10,393,000, or 17.6%, of our annualized rental revenue from commercial and residential apartment properties derives from leases which expire during 2005. Some of these leases have been renewed during the first quarter and some have not.

We face risks from geographic concentration.

      The properties in our portfolio as of March 31, 2005, by aggregate square footage, are distributed geographically as follows: Southwest - 26%, Northeast - 31%, Midwest - 19%, West - 16% and Southeast 8%. However, within certain of those regions, we hold a larger concentration of our properties in Houston, Texas - 18% and Washington, DC - 13%. We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions.

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

      Any redemption effected by us under this plan would result in those stockholders tendering shares of our common stock receiving 90% of the estimated fair market value of such shares, as determined by our board of directors in its sole and absolute discretion, and not their full estimated fair market value. If our common stock becomes listed for trading on AMEX or any other national securities exchange or the NASDAQ National Market, we will no longer be obligated to, and do not intend to, effect any redemption. We did not receive any requests for redemption from the time of the mailing of the Consent Solicitation/Prospectus related to the mergers, which occurred on March 1, 2005, until the effective date of the mergers, which was April 30, 2005.

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

      The provisions of the tax code governing the taxation of real estate investment trusts are very technical and complex, and although we expect that we will be organized and will operate in a manner that will enable us to meet such requirements, no assurance can be given that we will always succeed in doing so. In addition, as a result of our acquisition of the target REITs pursuant to the mergers, we might no longer qualify as a real estate investment trust. We could lose our ability to so qualify for a variety of reasons relating to the nature of the assets acquired from the target REITs, the identity of the shareholders of the target REITs who become our shareholders or the failure of one or more of the target REITs to have previously qualified as a real estate investment trust. Moreover, you should note that if one or more of the REITs that we acquired in June 2003 or April 2005 did not qualify as a real estate investment trust immediately prior to the consummation of its acquisition, we could be disqualified as a REIT as a result of such acquisition.

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

      Staggered Board. Our board of directors is divided into three classes. The terms of these classes will expire in 2006, 2007 and 2008, respectively. Directors of each class are elected for a three-year term upon the expiration of the initial term of each class. The staggered terms for directors may affect our stockholders' ability to effect a change in control even if a change in control were in the stockholders' best interests.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We were not a party to any derivative financial instruments at or during the three months ended March 31, 2005.

We borrow from time-to-time on our line of credit. These borrowings bear interest at the bank's base rate (5.75% at March 31, 2005) or at LIBOR plus 125 basis points (4.1% at March 31, 2005), as elected by us when requesting funds as defined. As of March 31, 2005, $74,164,000 was outstanding under the line of credit consisting of one borrowing of $30,164,000 at the bank's base rate and a borrowing of $44,000,000 at the LIBOR plus 125 basis point rate. We have used the funds drawn on our line of credit only for the purpose of making interim mortgage loans to Sponsored REITs. These mortgage loans bear interest at the same variable rate payable by us under our line of credit. We therefore believe that we have mitigated our interest rate risk with respect to our borrowings.

Item 4. Controls and Procedures.

Our management, with the participation of FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(d) under the Exchange Act) as of March 31, 2005. Based on this evaluation, FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Chief Financial Officer by others within these entities as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings:

      Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

      (c) The following table provides information about purchases by Franklin Street Properties Corp. during the quarter ended March 31, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

                      ISSUER PURCHASES OF EQUITY SECURITIES

-----------------------------------------------------------------------------------------------------------------------
                                  (a)                   (b)                    (c)                       (d)
                                                                        Total Number of         Maximum Number (or
                                                                       Shares (or Units)    Approximate Dollar Value)
                                                                       Purchased as Part    of Shares (or Units) that
                            Total Number of                               of Publicly          May Yet Be Purchased
                           Shares (or Units)     Average Price Paid    Announced Plans or       Under the Plans or
Period                       Purchased (1)      per Share (or Unit)       Programs (1)             Programs (1)
-----------------------------------------------------------------------------------------------------------------------
01/01/05-01/31/05                  0                    N/A                    0                        0
-----------------------------------------------------------------------------------------------------------------------
02/01/05-02/28/05                  0                    N/A                    0                        0
-----------------------------------------------------------------------------------------------------------------------
03/01/05-03/30/05                  0                    N/A                    0                        0
-----------------------------------------------------------------------------------------------------------------------
Total:                             0                    N/A                    0                        0
-----------------------------------------------------------------------------------------------------------------------

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

If our common stock becomes listed for trading on AMEX or any other national securities exchange or the NASDAQ National Market, we will no longer be obligated to, and do not intend to, effect any redemption. We did not receive any requests for redemption from the time of the mailing of the Consent Solicitation/Prospectus related to the mergers, which occurred on March 1, 2005, until the effective date of the mergers, which was April 30, 2005.

Item 3. Defaults Upon Senior Securities:

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders:

      Not applicable.

Item 5. Other Information:

      For purposes of Regulation FD the Company has attached a table regarding the investors in Sponsored REITs attached as Exhibit 99.1 hereto.

Item 6. Exhibits:

      2.2 Amendment No. 1 to Agreement and Plan of Merger, dated as of August 13, 2004, by and among the Registrant and the parties thereto (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated April 29, 2005).

      3.2   Restated Bylaws of FSP Corp.

      31.1 Certification of the President and Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of the Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of the President and Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.1  Table regarding investors in Sponsored REITs.

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

                                          Franklin Street Properties Corp.


   Date            Signature                     Title
   ----            ---------                     -----


May 6, 2005    /s/ George J. Carter    Chief Executive Officer and
               --------------------    Director (Principal Executive Officer)
               George J. Carter


May 6, 2005    /s/ John G. Demeritt    Senior Vice President and Chief Financial
               --------------------    Officer (Principal Financial Officer)
               John G. Demeritt