Form 10-Q
period 2005-06-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2005-08-04
CIK 1031316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

  (Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2005

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

      YES     |X|                                 NO     |_|

The number of shares of common stock outstanding as of July 29, 2005 was 60,525,608.

                        Franklin Street Properties Corp.

                                    Form 10-Q

                                Quarterly Report
                                  June 30, 2005

                                Table of Contents


Part I. Financial Information

                                                                            Page
      Item 1. Financial Statements

              Consolidated Balance Sheets as of June 30, 2005 and
              December 31, 2004 .............................................  3

              Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004...................................  4

              Consolidated Statements of Cash Flows for the six months ended
              June 30, 2005 and 2004.........................................  5

              Notes to Consolidated Financial Statements................... 6-16

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................... 17-30

      Item 3. Quantitative and Qualitative Disclosures about Market Risk ...  31

      Item 4. Controls and Procedures ......................................  32

Part II. Other Information

      Item 1. Legal Proceedings ............................................  33

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ..  33

      Item 3. Defaults upon Senior Securities ..............................  33

      Item 4. Submission of Matters to a Vote of Security Holders ..........  34

      Item 5. Other Information ............................................  34

      Item 6. Exhibits .....................................................  35

Signatures    ..............................................................  36

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                         June 30,        December 31,
(in thousands, except shares and par value amounts)                                        2005             2004
=====================================================================================================================

Assets:

Real estate investments, at cost:
     Land                                                                               $  90,997         $  71,267
     Buildings and improvements                                                           518,956           404,830
     Fixtures and equipment                                                                   885               885
---------------------------------------------------------------------------------------------------------------------
                                                                                          610,838           476,982
     Less accumulated depreciation                                                         42,583            37,227
---------------------------------------------------------------------------------------------------------------------

Real estate investments, net                                                              568,255           439,755

Acquired real estate leases, net of accumulated amortization of
   $4,919 and $3,020, respectively                                                         23,549             6,483
Investment in non-consolidated REITs                                                        4,215             4,270
Assets held for syndication                                                                53,646            59,246
Asset held for sale                                                                         4,766                --
Cash and cash equivalents                                                                  51,475            52,752
Restricted cash                                                                             1,326             1,033
Tenant rent receivables, less allowance for doubtful accounts of
    $350 and $350, respectively                                                               679               769
Straight-line rent receivables, less allowance for doubtful accounts of
   $460 and $460, respectively                                                              5,506             4,947
Prepaid expenses                                                                            1,264               901
Other assets                                                                                1,359             1,097
Office computers and furniture, net of accumulated depreciation of
   $668 and $597, respectively                                                                304               374
Deferred leasing commissions, net of accumulated amortization of
   $1,084 and $873, respectively                                                            1,584             1,484
---------------------------------------------------------------------------------------------------------------------

      Total assets                                                                      $ 717,928         $ 573,111
=====================================================================================================================

Liabilities and Stockholders' Equity:

Liabilities:
Bank note payable                                                                       $  53,213         $  59,439
Accounts payable and accrued expenses                                                      10,640             8,846
Accrued compensation                                                                          940               705
Tenant security deposits                                                                    1,326             1,033
---------------------------------------------------------------------------------------------------------------------

     Total liabilities                                                                     66,119            70,023
---------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
     Preferred Stock, $.0001 par value, 20,000,000 shares
       authorized,  none issued or outstanding                                                 --                --
     Common Stock, $.0001 par value, 180,000,000 shares
        authorized, 60,525,608 and 49,630,338 issued and outstanding                            6                 5
     Additional paid-in capital                                                           677,397           512,813
     Treasury stock, 898 and 575 shares, respectively                                         (16)              (10)
     Distributions in excess of earnings                                                  (25,578)           (9,720)
---------------------------------------------------------------------------------------------------------------------

     Total Stockholders' Equity                                                           651,809           503,088
---------------------------------------------------------------------------------------------------------------------

     Total Liabilities and Stockholders' Equity                                         $ 717,928         $ 573,111
=====================================================================================================================

          See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                   For the                        For the
                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,
-----------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                    2005           2004            2005           2004
=================================================================================================================

Revenue:
     Rental                                               $ 21,748       $ 17,564       $ 38,982       $ 36,439
Related party revenue:
     Syndication fees                                        1,603          5,407          4,122          8,448
     Transaction fees                                        1,595          5,193          4,038          8,742
     Management fees and interest income from loans            481            124          1,451            253
Other                                                           --             11             13             16
-----------------------------------------------------------------------------------------------------------------

             Total revenue                                  25,427         28,299         48,606         53,898
-----------------------------------------------------------------------------------------------------------------

Expenses:
     Real estate operating expenses                          4,528          3,576          8,067          6,942
     Real estate taxes and insurance                         2,902          2,279          5,239          4,729
     Depreciation and amortization                           4,621          3,544          8,160          6,843
     Selling, general and administrative                     1,741          1,606          3,567          3,294
     Commissions                                               867          2,767          2,191          4,287
     Interest                                                  788            253          1,743            517
-----------------------------------------------------------------------------------------------------------------

       Total expenses                                       15,447         14,025         28,967         26,612
-----------------------------------------------------------------------------------------------------------------

Income before interest income, equity in earnings of
   non-consolidated REITs and taxes on income                9,980         14,274         19,639         27,286
Interest income                                                367            127            597            363
Equity in earnings of non-consolidated REITs                   302              6            968            385
-----------------------------------------------------------------------------------------------------------------

Income before taxes on income                               10,649         14,407         21,204         28,034
Income tax expense                                              70            648            114            976
-----------------------------------------------------------------------------------------------------------------

Income from continuing operations                           10,579         13,759         21,090         27,058
Loss from discontinued operations                              (70)           (83)          (158)          (163)
Estimated loss on asset held for sale                       (1,055)            --         (1,055)            --
-----------------------------------------------------------------------------------------------------------------

Net income                                                $  9,454       $ 13,676       $ 19,877       $ 26,895
=================================================================================================================

Weighted average number of shares outstanding,
     basic and diluted                                      56,815         49,630         53,242         49,627
=================================================================================================================

Net income from continuing operations                     $   0.19       $   0.28       $   0.39       $   0.54
Loss from discontinued operations                               --             --             --             --
Estimated loss on asset held for sale                        (0.02)            --          (0.02)            --
-----------------------------------------------------------------------------------------------------------------
Net income per share, basic and diluted                   $   0.17       $   0.28       $   0.37       $   0.54
=================================================================================================================

          See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                For the
                                                                                                            Six Months Ended
                                                                                                                June 30,
                                                                                                    --------------------------------
(in thousands)                                                                                           2005              2004
====================================================================================================================================

Cash flows from operating activities:
   Net income                                                                                         $  19,877         $ 26,895
   Adjustments to reconcile net income to net cash provided by  operating activities:
      Estimated loss on asset held for sale                                                               1,055               --
      Depreciation and amortization expense                                                               8,230            6,697
      Amortization of above market lease                                                                    887              118
      Sponsored REIT income during consolidation                                                             --             (441)
      Equity in earnings from non-consolidated REITs                                                       (968)            (385)
      Distributions from non-consolidated REITs                                                             980              773
      Shares issued as compensation                                                                          31              162
  Changes in operating assets and liabilities:
     Restricted cash                                                                                       (293)             (46)
     Tenant rent receivables, net                                                                            90              251
     Straight-line rents, net                                                                              (724)            (854)
     Operations of assets held for syndication, net                                                      (1,295)              --
     Prepaid expenses and other assets, net                                                                (843)            (201)
     Accounts payable and accrued expenses                                                               (1,144)           2,952
     Accrued compensation                                                                                   235              272
     Tenant security deposits                                                                               293               46
     Payment of deferred leasing commissions                                                               (311)            (252)
------------------------------------------------------------------------------------------------------------------------------------

        Net cash provided by operating activities                                                        26,100           35,987
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Cash acquired through issuance of common stock in merger transaction                               10,621               --
      Purchase of real estate assets, office computers and furniture                                     (1,928)            (619)
      Merger costs paid                                                                                    (402)              --
      Investment in non-consolidated REITs                                                                   43           (4,248)
      Investment in assets held for syndication, net                                                      6,265            4,117
------------------------------------------------------------------------------------------------------------------------------------

      Net cash provided by (used) for investing activities                                               14,599             (750)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Distibutions to stockholders                                                                      (35,734)         (30,767)
      Purchase of treasury shares                                                                           (16)            (146)
      Repayments under bank note payable, net                                                            (6,226)          (4,117)
------------------------------------------------------------------------------------------------------------------------------------

      Net cash used for financing activities                                                            (41,976)         (35,030)
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                     (1,277)             207

Cash and cash equivalents, beginning of period                                                           52,752           58,793
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                                              $  51,475         $ 59,000
====================================================================================================================================

Supplemental disclosure of cash flow information:
    Cash paid for:
      Interest                                                                                        $   1,795         $    517
      Income taxes                                                                                    $     406         $  1,020
    Non-cash investing and financing activities:
      Assets acquired through issuance of common stock in merger transaction, net                     $ 153,943         $     --

          See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements

Organization

Franklin Street Properties Corp. ("FSP Corp." or the "Company") holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC, and FSP Holdings LLC. The Company also has a non-controlling common stock interest in twelve corporations organized to operate as real estate investment trusts ("REITs").

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

On April 30, 2005, the Company acquired four real estate investment trusts (the "Target REITs"), by the merger of the four Target REITs with and into four of the Company's wholly-owned subsidiaries. Upon the consummation of these mergers, the Company issued 10,894,994 shares of common stock to holders of preferred stock in these Target REITs.

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

Properties

The following table summarizes the Company's investment in real estate assets, excluding assets held for syndication:

                                                                  As of
                                                                June 30,
                                                           2005           2004
                                                        ---------      ---------
      Residential real estate
             Number of properties                               4              4
             Number of apartments                             837            837

      Commercial real estate
             Number of properties                              28             24
             Square feet                                3,952,011      3,049,357

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other period.

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

2.    Investment Banking/Investment Services Activity

During the six months ended June 30, 2005, the Company sold on a best efforts basis, through private placements, preferred stock in the following Sponsored
REITs:

                                                                    Date Syndication     Gross Proceeds
      Sponsored REIT                        Property Location       Completed            (in thousands) (1)
      -------------------------------------------------------------------------------------------------------

      FSP 505 Waterford Corp.               Plymouth, MN            January 28, 2005           3,000

      FSP Galleria North Corp.              Dallas, TX                                        58,250(2)
                                                                                          -------------

                                            Total                                          $  61,250
                                                                                          =============

      1. The syndication of FSP 505 Waterford Corp. and FSP Galleria North Corp. commenced in the fourth quarter of 2004.

      2. The syndication of FSP Galleria North Corp. was not complete at June 30, 2005. This amount represents the gross proceeds syndicated during the six months ended June 30, 2005.

3.    Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs

At June 30, 2005, the Company held a common stock interest in twelve Sponsored REITs. Ten were fully syndicated and the Company no longer derives economic benefits or risks from the common stock interest that is retained in them. The Company also holds a preferred stock investment in one of these Sponsored REITs, FSP Blue Lagoon Corp., from which it continues to derive economic benefit and risk. The remaining two Sponsored REITs were not fully syndicated and have a value of approximately $53.6 million on the accompanying consolidated balance sheets and are classified as assets held for syndication.

The table below shows the Company's share of income and expenses from Sponsored REITs prior to consolidation. Management fees of $24,000 and $13,000 for the six months ended June 30, 2005 and 2004, respectively; and interest expenses are eliminated in consolidation.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3. Related Party Transactions and Investments in Non-Consolidated Entities (continued)

                                                            Six Months Ended
      (unaudited)                                               June 30,
      (in thousands)                                        2005         2004
                                                            ----         ----

      Operating Data:
      Rental revenues                                     $ 2,469      $ 1,372
      Operating and maintenance expenses                     (720)        (422)
      Depreciation and amortization                          (795)        (220)
      Interest expense                                       (605)        (290)
      Interest income                                           6           14
                                                          --------     --------
                                                          $   355      $   454
                                                          ========     ========

Equity in earnings of investment in non-consolidated REITs:

The following table includes equity in earnings of investments in non-consolidated REITs:

                                                             Six Months Ended
      (unaudited)                                                June 30,
      (in thousands)                                         2005        2004
                                                             ----        ----

      Equity in earnings of Sponsored REITs                  $ 841      $ 292
      Equity in earnings of Blue Lagoon                        127         93
                                                            -------    -------
                                                             $ 968      $ 385
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

The Company recorded distributions declared or received of $980,000 and $773,000 from non-consolidated Sponsored REITs during the six months ended June 30, 2005 and 2004, respectively.

The Company has in the past acquired by merger entities similar to the Sponsored REITs. On April 30, 2005, the Company acquired four Sponsored REITs (the Target REITs) by merger. The Company's business model for growth may include the potential acquisition by merger in the future of Sponsored REITs. The Company has no legal or any other enforceable obligation to acquire or to offer to acquire any Sponsored REIT. In addition, any offer (and the related terms and conditions) that might be made in the future to acquire any Sponsored REIT would require the approval of the boards of directors of the Company and the Sponsored REIT and the approval of the shareholders of the Sponsored REIT.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3. Related Party Transactions and Investments in Non-Consolidated Entities (continued)

At June 30, 2005, December 31, 2004 and June 30, 2004, the Company had ownership interests in twelve, fifteen and nine Sponsored REITs, respectively.

Summarized financial information for these non-consolidated Sponsored REITs is as follows:

                                                    June 30,        December 31,
                                                  ------------------------------
                                                      2005              2004
                                                  ------------------------------
                                                          (in thousands)
      Balance Sheet Data (unaudited):
      Real estate, net                             $  345,009       $  350,030
      Other assets                                     47,754           47,001
      Total liabilities                               (41,577)         (75,372)
                                                   ----------       ----------
      Shareholders equity                          $  351,186       $  321,659
                                                   ==========       ==========

                                                              For the
                                                         Six Months Ended
                                                              June 30,
                                                        2005           2004
                                                    --------------------------
                                                          (in thousands)
      Operating Data (unaudited):
      Rental revenue                                $   27,721     $  13,043
      Other revenue                                        559           170
      Operating and maintenance expenses               (10,657)       (4,558)
      Depreciation and amortization                     (5,240)       (2,585)
      Interest expense and commitment fees              (2,730)       (8,250)
                                                    -----------    ----------
      Net income (loss)                             $    9,653     $  (2,180)
                                                    ==========     ==========

Syndication fees and Transaction fees:

The Company provides syndication and real estate acquisition advisory services for Sponsored REITs. Syndication and transaction fees from non-consolidated entities amounted to approximately $8,160,000 and $17,190,000 for the six months ended June 30, 2005 and 2004, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice. Asset management fee income from non-consolidated entities amounted to approximately $396,000 and $242,000 for the six months ended June 30, 2005 and 2004, respectively. The Company is typically entitled to interest on funds advanced to Sponsored REITs. The Company recognized interest income of approximately $1,056,000 and $12,000 for the six months ended June 30, 2005 and 2004, respectively, relating to these loans.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4.    Merger Transactions

On April 30, 2005, the Company issued 10,894,994 shares of common stock, $0.0001 par value per share, in exchange for all of the outstanding preferred stock of the Target REITs. The results of operations for each of Target REIT have been included in the Company's consolidated financial statements since May 1, 2005.

The aggregate purchase price was approximately $164,564,000. On the acquisition date, for each Sponsored REIT, the increase between the appraised value of the property and the historical cost of the property was allocated to real estate investments and leases, including lease origination costs. Lease origination costs represent the value associated with acquiring an in-place lease (i.e. the market cost to execute a similar lease, including leasing commission, legal, vacancy, and other related costs). The value assigned to buildings approximates their replacement cost; the value assigned to land approximates its appraised value; and the value assigned to leases approximates their fair value. Other assets and liabilities are recorded at their historical costs, which approximates fair value. The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

                                                  Value of Assets Acquired
                                                  ------------------------
                                                       (in thousands)

      Real estate assets                               $   137,687
      Value of acquired real estate leases                  18,965
      Cash                                                  10,621
      Other assets                                             229
      Liabilities assumed                                   (2,938)
                                                       -----------
         Total                                         $   164,564
                                                       ===========

Pro forma operating results for the Company and the Target REITs are shown in the following table. The results assume that the mergers occurred and the shares of the Company's stock were issued on January 1, 2004 and are not necessarily indicative of what the Company's actual results of operations would have been for the period indicated, nor do they purport to represent the results of operations of any future period.

                                                    For Three Months Ended          For Six Months Ended
(unaudited)                                                June 30,                       June 30,
(in thousands except per share amounts)              2005          2004              2005          2004
                                                  --------------------------    --------------------------

Revenue                                            $  27,003   $   33,207        $   54,894     $ 64,252
                                                  --------------------------    --------------------------
Net income                                         $   9,995   $   15,276        $   22,523     $ 30,978
                                                  ==========================    ==========================

Weighted average shares outstanding                   60,527       60,525            60,526       60,522
                                                  ==========================    ==========================

Net income per share                               $    0.17   $     0.25        $     0.37     $   0.51
                                                  ==========================    ==========================

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

5.    Bank Note Payable

The Company has a revolving line of credit agreement (the "Loan Agreement") with a group of banks providing for borrowings at the Company's election of up to $125,000,000. Borrowings under the Loan Agreement bear interest at either the bank's base rate (6.25% at June 30, 2005) or at a LIBOR plus 125 basis points (4.55% at June 30, 2005), as defined. The balance outstanding was $53,213,000 and $59,439,000 at June 30, 2005 and December 31, 2004, respectively. The weighted average interest rate on amounts outstanding during the six months ended June 30, 2005 was 4.91% and for the year ended December 31, 2004 was approximately 3.62%.

The Loan Agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the maintenance of at least $1,500,000 in operating cash accounts, a minimum tangible net worth and compliance with various debt and operating income ratios, as defined in the Loan Agreement. The Company was in compliance with the Loan Agreement's financial covenants as of June 30, 2005 and December 31, 2004. The Loan Agreement matures on August 18, 2005, however, the Company has received a commitment letter from the bank for a three year agreement maturing in August 2008 with substantially the same terms.

6.    Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at June 30, 2005 and 2004.

7.    Business Segments

The Company operates in two business segments: real estate operations (including real estate leasing, interim acquisition financing and asset/property management) and investment banking/investment services (including real estate acquisition and broker/dealer services). The Company has identified these segments because this information is the basis upon which management makes decisions regarding resource allocation and performance assessment. The accounting policies of the reportable segments are the same as those described in the "Significant Accounting Policies" in Note 2 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2004. The Company's operations are located in the United States of America.

The Company evaluates the performance of its reportable segments based on several measures including Cash Available for Distribution ("CAD") as management believes that CAD represents an important measure of the reportable segment's activity and is an important consideration in determining distributions paid to equity holders. The Company defines CAD as: net income as computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"); excluding gains or losses on the sale of real estate and non-cash income from Sponsored REITs; plus certain non-cash items included in the computation of net income (depreciation and amortization and straight-line rent adjustments); plus distributions received from Sponsored REITs; plus the net proceeds from the sale of land; less purchases of property and equipment ("Capital Expenditures") and payments for deferred leasing commissions, plus proceeds from (payments to) cash reserves established at the acquisition date of the property. Depreciation and amortization, gain or loss on the sale of real estate and straight-line rents are an adjustment to CAD, as these are non-cash items included in net income. Capital expenditures, payments of deferred leasing commissions and the proceeds from (payments to) the funded reserve are an adjustment to CAD, as they represent cash items not reflected in net income.

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

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7.    Business Segments (continued)

The calculation of CAD by business segment is shown in the following table:

                                                                 Investment
                                                                  Banking/
(in thousands)                                  Real Estate      Investment
                                                 Operations       Services         Total
                                                -----------      ----------     -----------

Three Months Ended March 31, 2005
Net Income                                        $ 10,346         $   77        $ 10,423
Equity in income of non-consolidated REITs            (665)            --            (665)
Distributions from non-consolidated REITs              599             --             599
Depreciation and amortization                        3,598             34           3,632
Straight line rent                                    (307)            --            (307)
Capital Expenditures                                  (327)            --            (327)
Payment of deferred leasing costs                      (95)            --             (95)
Proceeds from funded reserves                          422             --             422
                                                  --------         ------        --------

Cash Available for Distribution                   $ 13,571         $  111        $ 13,682
                                                  ========         ======        ========

Three Months Ended June 30, 2005
Net Income                                        $  9,362         $   92        $  9,454
Estimated loss on sale of property                   1,055             --           1,055
Equity in income of non-consolidated REITs            (303)            --            (303)
Distributions from non-consolidated REITs              381             --             381
Depreciation and amortization                        5,448             37           5,485
Straight line rent                                    (417)            --            (417)
Capital Expenditures                                (1,601)            --          (1,601)
Payment of deferred leasing costs                     (216)            --            (216)
Proceeds from funded reserves                        1,817             --           1,817
                                                  --------         ------        --------

Cash Available for Distribution                   $ 15,526         $  129        $ 15,655
                                                  ========         ======        ========

Six Months Ended June 30, 2005
Net Income                                        $ 19,708         $  169        $ 19,877
Estimated loss on sale of property                   1,055             --           1,055
Equity in income of non-consolidated REITs            (968)            --            (968)
Distributions from non-consolidated REITs              980             --             980
Depreciation and amortization                        9,046             71           9,117
Straight line rent                                    (724)            --            (724)
Capital Expenditures                                (1,928)            --          (1,928)
Payment of deferred leasing costs                     (311)            --            (311)
Proceeds from funded reserves                        2,239             --           2,239
                                                  --------         ------        --------

Cash Available for Distribution                   $ 29,097         $  240        $ 29,337
                                                  ========         ======        ========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7.    Business Segments (continued)

The calculation of CAD by business segment is shown in the following table:

                                                                 Investment
                                                                  Banking/
(in thousands)                                  Real Estate      Investment
                                                 Operations       Services         Total
                                                -----------      ----------     -----------

Three Months Ended March 31, 2004
Net Income                                        $ 12,739         $   480        $ 13,219
Sponsored REIT income during consolidation            (247)             --            (247)
Equity in income of non-consolidated REITs            (379)             --            (379)
Distributions from non-consolidated REITs              582              --             582
Depreciation and amortization                        3,235              24           3,259
Straight line rent                                    (340)             --            (340)
Capital Expenditures                                  (100)            (17)           (117)
Payment of deferred leasing costs                     (151)             --            (151)
Proceeds from funded reserves                          251              --             251
                                                  --------         -------        --------

Cash Available for Distribution                   $ 15,590         $   487        $ 16,077
                                                  ========         =======        ========

Three Months Ended June 30, 2004
Net Income                                        $ 12,780         $   896        $ 13,676
Sponsored REIT income during consolidation              --              --              --
Equity in income of non-consolidated REITs            (182)             --            (182)
Distributions from non-consolidated REITs              173              --             173
Depreciation and amortization                        3,501              55           3,556
Straight line rent revenue                            (514)             --            (514)
Capital expenditures                                  (430)            (72)           (502)
Payment of deferred leasing costs                     (101)             --            (101)
Payments to (proceeds from) funded reserve             531              --             531
                                                  --------         -------        --------

Cash Available for Distribution                   $ 15,758         $   879        $ 16,637
                                                  ========         =======        ========

Six Months Ended June 30, 2004

Net Income                                        $ 25,519         $ 1,376        $ 26,895
Sponsored REIT income during consolidation            (247)             --            (247)
Equity in income of non-consolidated REITs            (561)             --            (561)
Distributions from non-consolidated REITs              755              --             755
Depreciation and amortization                        6,736              79           6,815
Straight line rent revenue                            (854)             --            (854)
Capital expenditures                                  (530)            (89)           (619)
Payment of deferred leasing costs                     (252)             --            (252)
Payments to (proceeds from) funded reserve             782              --             782
                                                  --------         -------        --------

Cash Available for Distribution                   $ 31,348         $ 1,366        $ 32,714
                                                  ========         =======        ========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7.    Business Segments (continued)

The following table is a summary of other financial information by business segment:

                                                                  Investment
                                                      Real         Banking/
                                                     Estate       Investment
                                                   Operations      Services        Total
      ------------------------------------------------------------------------------------
                                                                (in thousands)

      Three Months Ended June 30, 2005:
           Revenue                                  $ 23,626        $1,801        $ 25,427
           Interest income                               360             7             367
           Interest expense                              788            --             788
           Loss from discontinued operations              70            --              70
           Capital expenditures                        1,601            --           1,601

      Six Months Ended June 30, 2005:
           Revenue                                  $ 43,968        $4,638        $ 48,606
           Interest income                               582            15             597
           Interest expense                            1,743            --           1,743
           Loss from discontinued operations             158            --             158
           Capital expenditures                        1,928            --           1,928

      Identifiable Assets at June 30, 2005:         $714,065        $3,863        $717,928


      Three Months Ended June 30, 2004:
           Revenue                                  $ 22,478        $5,822        $ 28,300
           Interest income                               122             5             127
           Interest expense                              253            --             253
           Loss from discontinued operations              83            --              83
           Capital expenditures                          431            71             502

      Six Months Ended June 30, 2004:
           Revenue                                  $ 44,314        $9,584        $ 53,898
           Interest income                               342            21             363
           Interest expense                              517            --             517
           Loss from discontinued operations             163            --             163
           Capital expenditures                          530            89             619

      Identifiable Assets at June 30, 2004:
           Identifiable assets                      $518,313        $5,513        $523,826

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

8.    Cash Distributions

The Company declared and paid distributions as follows (in thousands, except per share amounts):

                                         Distribution          Total
              Quarter Paid                Per Share          Dividends
      ------------------------------    ---------------    --------------

      First quarter of 2005                 $  0.31           $ 15,385
      Second quarter of 2005                $  0.41           $ 20,349

      First quarter of 2004                 $  0.31           $ 15,382
      Second quarter of 2004                $  0.31           $ 15,385

The second quarter distribution was paid on April 29, 2005 to shareholders of record on April 19, 2005, in anticipation of the consummation of the acquisition of four REITs by merger on April 30, 2005, and was in respect of the first four months of operations in 2005.

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

The income tax expense reflected in the consolidated statements of income relates only to the TRS. The expense differs from the amounts computed by applying the Federal statutory rate of 34% to income before income taxes as follows:

                                                                  For the
                                                             Six Months Ended
                                                                  June 30,
                                                            ------------------
      (in thousands)                                         2005        2004
                                                            ------------------

      Federal income tax expense at statutory rate          $   96      $  823
      Increase in taxes resulting from:
          State income taxes, net of federal impact             18         153
                                                            ------      ------
                                                            $  114      $  976
                                                            ======      ======

No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the taxable REIT subsidiary.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

10.   Discontinued Operations

During June 2005 an agreement was reached to sell a property called Blue Ravine, which is located in Folsom, California. The sale was completed on July 13, 2005 and resulted in a loss of approximately $1,055,000, which was recorded during the three months ended June 30, 2005 as an estimated loss on an asset held for sale. The property had been vacant since mid-2003 and had operating expenses of approximately $70,000 and $83,000 for the three months ended June 30, 2005 and 2004, respectively and $158,000 and $163,000 for the six months ended June 30, 2005 and 2004, respectively. The offer to purchase the property was compared to estimated future costs to convert the property from a single tenant to a multi-tenant facility and lease the building. The Company concluded that accepting the offer was the more prudent decision because the management time and oversight of such a conversion outweighed the potential future benefit. The Company will continue to evaluate its portfolio, and from time-to-time may decide to dispose of properties.

11.   Subsequent Events

On July 6, 2005 the Company borrowed approximately $42 million under its Loan Agreement. The Company used the borrowed funds to make an interim mortgage loan for a property located in Indiana.

On July 13, 2005 the Company completed the sale of Blue Ravine for approximately $4.7 million. Proceeds were applied to the outstanding balance on the Loan Agreement.

On July 27, 2005 the Company received a commitment letter from its bank group committing to increase its line of credit to $150,000,000 and extending its maturity to August, 2008 at substantially the same terms and covenants as the current facility. The Company expects the loan agreement to be finalized in August 2005.

On July 29, 2005, the Board of Directors of the Company declared a cash dividend of $0.21 per share of common stock payable on August 29, 2005 to stockholders of record on August 8, 2005. The cash dividend represents two months of operations. The Company's past practice is to declare quarterly cash dividends representing three months of operations. However, on April 19, 2005, in anticipation of the consummation of the acquisition of four REITs by merger on April 30, 2005, the Company declared a dividend in respect of the first four months of operations in 2005. The dividend declared by the Company on July 29, 2005 is therefore in respect of the remaining two months in the second quarter of 2005.

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

      The following table summarizes property wholly owned by us as of the dates indicated:

                                                               June 30,
                                                      -----------------------
                                                         2005          2004

     Residential:
       Number of properties                                   4             4
       Number of apartment units                            837           837

     Commercial:
       Number of properties                                  28            24
       Square footage                                 3,952,011     3,049,357

Investment Banking/Investment Services

      Unlike our real estate operations business, which provides a rental revenue stream which is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature. Both the number of Sponsored REIT syndications and the amount of equity anticipated to be raised for the balance of 2005 are likely to be below our 2004 levels. Future business in this area is very unpredictable.

      Our property acquisition executives are concerned about continued high valuation levels for prime commercial investment real estate in 2005. It appears that a combination of factors, including relatively low interest rates, a growing general economy and a substantial increase to capital allocation for real estate assests is increasing prices on many properties we would have an interest in acquiring. This upward pressure on prices is causing capitalization rates to fall and prices per square foot to rise. Consequently, our acquisition executives are having a difficult time identifying enough property during 2005 at a price acceptable under our investment criteria to grow our overall investment banking/investment services business. Lower revenues from this business continue to reduce the cash available for distribution to stockholders as dividends. As the third quarter of 2005 begins, valuation levels for many top quality investment properties remain at historically high levels, with significant competition from a variety of capital sources to acquire them. Lower capitalization rates on properties acquired for investment syndication mean lower initial cash flow yields for potential equity investors in our Sponsored REITs. Consequently we experienced slower sales of these investments to our clients and prospective clients. We expect this trend to continue for the balance of 2005. We continue to rely solely on our in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time (i.e., invest in a Sponsored REIT). We also continue to evaluate our in-house sales force, as to whether we are capable, either through our existing client base or through new clients, of raising sufficient investment capital in Sponsored REITs to achieve future performance objectives.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

      The following table shows each segment for the three months ended June 30, 2005 and 2004.

(in thousands)
                                                                  Three months ended June 30,
                                                            --------------------------------------
Real Estate Operations                                         2005           2004         Change
                                                               ----           ----         ------
Real estate:
   Rental income                                            $ 21,748       $ 17,564       $ 4,184
   Transaction fees                                            1,397          4,778        (3,381)
   Management fees and interest income from loans                481            125           356
        Other                                                     --             11           (11)
                                                            -------------------------------------
                                                              23,626         22,478         1,149
                                                            -------------------------------------
Expenses:
   Real estate operating expenses                              4,528          3,576           952
   Real estate taxes and insurance                             2,902          2,279           623
   Depreciation and amortization                               4,585          3,489         1,096
   Interest                                                      788            253           535
                                                            -------------------------------------
                                                              12,803          9,597         3,206
                                                            -------------------------------------
Other items:
   Interest income                                               360            122           238
   Equity in earnings in non-consolidated REIT's                 302              6           296
                                                            -------------------------------------
                                                                 662            128           534
                                                            -------------------------------------

Contribution from real estate                                 11,485         13,009        (1,523)
                                                            -------------------------------------

Investment Banking/Investment Services:
   Syndication fees                                            1,603          5,407        (3,804)
   Transaction fees                                              198            415          (217)
                                                            -------------------------------------
                                                               1,801          5,822        (4,021)
                                                            -------------------------------------
Expenses:
   Depreciation and amortization                                  36             55           (19)
   Commissions                                                   867          2,767        (1,900)
                                                            -------------------------------------
                                                                 903          2,822        (1,919)
                                                            -------------------------------------
Other items:
   Interest income                                                 7              5             2
   Taxes on income                                               (70)          (648)          578
                                                            -------------------------------------
                                                                 (63)          (643)          580
                                                            -------------------------------------

Contribution from investment banking/investment services         835          2,357        (1,522)
                                                            -------------------------------------

Selling, general and administrative expenses                   1,741          1,607          (134)
                                                            -------------------------------------

Loss from discontinued operations                                 70             83           (13)
Loss on sale of asset                                          1,055             --         1,055
                                                            -------------------------------------

   Net income                                               $  9,454       $ 13,676       $(4,222)
                                                            =====================================

      On April 30, 2005 we completed the acquisition by merger of four Sponsored REITs. The results of operations for these four properties are included in our operating results as of May 1, 2005. We operated 28 properties for the first four months of 2005 and 32 properties for May and June 2005. During the three and six months ended June 30, 2004, we operated 28 properties. Increases in rental revenues and expenses for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 are primarily a result of these mergers.

Comparison of the three months ended June 30, 2005 to the three months ended June 30, 2004

      Total revenues decreased $2.9 million, or 10.1%, to $25.4 million for the three months ended June 30, 2005, as compared to $28.3 million for the three months ended June 30, 2004. Total expenses were $15.4 million for the three months ended June 30, 2005; an increase of $1.4 million, or 10.1%, compared to the three months ended June 30, 2004. The decrease in revenues was primarily attributable to a decrease in revenue from our investment banking/investment services business that was partially offset by increases in rental revenue as a result of the mergers described above. The increase in total expenses was primarily attributable to an increase in real estate expenses associated with these mergers.

      During the three months ended June 30, 2005 our investment banking/investment services segment had total gross proceeds of $24.3 million, which included proceeds from the continuing syndication of FSP Galleria North Corp. that began in the fourth quarter of 2004. During the three months ended June 30, 2004, our investment banking/investment services segment had total gross proceeds of $83.0 million, which included completion of the syndication of two Sponsored REITs and substantial completion of the syndication of a third Sponsored REIT. As a result, total gross proceeds decreased $58.7 million for the three months ended June 30, 2005 compared to three months ended June 30, 2004. This decrease was attributable to a slower pace of syndication investment by our client base and a more difficult environment in which to find suitable properties to syndicate during the three months ended June 30, 2005 compared to the same period in 2004. Revenues and expenses for investment banking/investment services are directly related to the gross proceeds of these syndications.

Each segment is discussed in greater detail below.

      Real Estate Operations

      Contribution from the real estate segment was $11.5 million for the three months ended June 30, 2005, a decrease of $1.5 million or 11.7%, compared to the three months ended June 30, 2004. The decrease is primarily attributable to:

      o A decrease in transaction fee revenues of $3.4 million to $1.4 million for the three months ended June 30, 2005 as compared to $4.8 million for the three months ended June 30, 2004. The decrease was principally caused by the decrease in gross syndication proceeds in the quarter compared to the same period in 2004;

      o An increase in interest expense of $0.5 million resulting from larger loan balances outstanding for assets held for syndication during the three months ended June 30, 2005 compared to the three months ended June 30, 2004; and

      o An increase to depreciation and amortization of $1.1 million to $4.6 million for three months ended June 30, 2005 compared to $3.5 million for the comparable 2004 period, which primarily relates to the four properties owned by the Sponsored REITs we acquired on April 30, 2005.

      These decreases were partially offset by:

      o An increase in real estate operating income from real estate of $2.6 million to $14.3 million for three months ended June 30, 2005 compared to $11.7 million for the comparable 2004 period, which primarily relates to the four properties owned by the Sponsored REITs, which we acquired by on April 30, 2005. Real estate operating income is rental revenues less real estate operating expenses, real estate taxes and insurance;

      o An increase in management fees and interest income of $0.4 million to $0.5 million for the three months ended June 30, 2005 compared to $0.1 million for the three months ended June 30, 2004. The increase is primarily attributed to interest income from Sponsored REITs, which had larger loan balances outstanding for a longer period of time during the comparable three month period ending June 30, 2004;

      o An increase from equity in income from non-consolidated REITs of $0.3 million as a result of Sponsored REITs in syndication with greater net operating income during the three months ended June 30, 2005 compared to the three months ended June 30, 2004;

      o An increase to interest income of $.2 million during the three months ended June 30, 2005, which was primarily a result of higher interest rates on cash and cash equivalents compared to the three months ended June 30, 2004.

      Investment Banking/Investment Services

      Contribution from the investment banking and services segment decreased $1.5 million to $0.8 million for the three months ended June 30, 2005, compared to $2.4 million for the three months ended June 30, 2004. The decrease is primarily attributable to:

      o A decrease in syndication and transaction fee revenues of $4.0 million, which was primarily attributable to a lower level of gross syndication proceeds during the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

      This decrease was partially offset by:

      o A decrease in commission expense of $1.9 million, which relates to the decrease in gross syndication proceeds;

      o A decrease in tax expense of $0.6 million to $0.1 million for the three months ended June 30, 2005 as compared to $0.7 million for the three months ended June 30, 2004;

      Selling, general and administrative expenses

      Selling, general and administrative expenses arise primarily from corporate related expenses and costs associated with our headquarters in Wakefield, Massachusetts where both business segments are managed. Over the last few years there has been a shift in expense and cost allocation between the segments from being primarily related to investment banking activity to a greater focus on real estate operations. This shift has occurred as a result of:

      o The increase in the number of owned properties in our real estate portfolio.

      o The trend to a lower level of syndication proceeds from the investment banking segment.

      o An increased level of management time related to our real estate operations.

      As a result of this internal shift, we compare the total selling, general and administrative expenses from period-to-period as we believe it more meaningful than comparison of allocated expenses to each segment.

      Selling, general and administrative costs increased $0.1 million to $1.7 million for the three months ended June 30, 2005 compared to $1.6 million for the three months ended June 30, 2004, which were primarily from costs of monitoring and managing a larger portfolio of REITs, initial expenses incurred to prepare for public trading of our stock, which occurred on June 2, 2005, and increases to franchise taxes. We had approximately 39 employees as of June 30, 2005 at our headquarters in Wakefield compared to 36 employees as of June 30, 2004.

      Discontinued Operations

      During June 2005 an agreement was reached to sell a property called Blue Ravine, which is located in Folsom, California. The sale was completed on July 13, 2005 and resulted in a loss of approximately $1.1 million, which was recorded during the three months ended June 30, 2005 as an estimated loss on an asset held for sale. The property had been vacant since mid-2003 and had operating expenses of approximately $70 thousand and $83 thousand for the three months ended June 30, 2005 and 2004. The offer to purchase the property was compared to estimated future costs to convert the property from a single tenant to a multi-tenant facility and lease the building. We concluded that accepting the offer was the more prudent decision because the management time and oversight of such a conversion outweighed the potential future benefit. We will continue to evaluate our portfolio, and from time-to-time we may decide to dispose of properties.

      Net Income

      Net income for the three months ended June 30, 2005 decreased $4.2 million to $9.5 million compared to $13.7 million for the reasons discussed above.

      The following table shows each segment for the six months ended June 30, 2005 and 2004.

(in thousands)
                                                                   Six months ended June 30,
                                                            --------------------------------------
Real Estate Operations                                         2005           2004         Change
                                                               ----           ----         ------
Revenues:
   Rental income                                            $ 38,982       $ 36,439       $ 2,543
   Transaction fees                                            3,522          7,606        (4,084)
   Management fees and interest income from loans              1,451            254         1,197
   Other                                                          13             15            (2)
                                                            -------------------------------------
                                                              43,968         44,314          (346)
                                                            -------------------------------------
Expenses:
   Real estate operating expenses                              8,067          6,942         1,125
   Real estate taxes and insurance                             5,239          4,729           510
   Depreciation and amortization                               8,089          6,764         1,325
   Interest                                                    1,743            517         1,226
                                                            -------------------------------------
                                                              23,138         18,952         4,186
                                                            -------------------------------------
Other items:
   Interest income                                               582            342           240
   Equity in earnings in non-consolidated REIT's                 968            385           583
                                                            -------------------------------------
                                                               1,550            727           823
                                                            -------------------------------------

Contribution from real estate                                 22,380         26,089        (3,709)
                                                            -------------------------------------

Investment Banking/Investment Services:
Revenues:
   Syndication fees                                            4,122          8,448        (4,326)
   Transaction fees                                              516          1,136          (620)
                                                            -------------------------------------
                                                               4,638          9,584        (4,946)
                                                            -------------------------------------
Expenses:
   Depreciation and amortization                                  71             79            (9)
   Commissions                                                 2,191          4,287        (2,096)
                                                            -------------------------------------
                                                               2,262          4,366        (2,104)
                                                            -------------------------------------
Other items:
   Interest income                                                15             21            (6)
   Taxes on income                                              (114)          (976)          862
                                                            -------------------------------------
                                                                 (99)          (955)          856
                                                            -------------------------------------

Contribution from investment banking/investment services       2,277          4,263        (1,986)
                                                            -------------------------------------

Selling, general and administrative expenses                   3,567          3,294          (273)
                                                            -------------------------------------

Loss from discontinued operations                                158            163            (5)
Loss from sale of asset                                        1,055             --         1,055
                                                            -------------------------------------

   Net income                                               $ 19,877       $ 26,895       $(7,018)
                                                            =====================================

Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2004:

      Total revenues decreased $5.3 million, or 9.8%, to $48.6 million for the six months ended June 30, 2005, as compared to $53.9 million for the six months ended June 30, 2004. Total expenses were $29.0 million for the six months ended June 30, 2005; an increase of $2.4 million, or 8.8%, compared to the three months ended June 30, 2004. The decrease in revenues was primarily attributable to a decrease in revenue from our investment banking/investment services business that was partially offset by increases in rental revenue as a result of the acquisition by merger of four Sponsored REITs on April 30, 2005.

      During the six months ended June 30, 2005 our investment banking/investment services segment had total gross proceeds of $61.3 million, which included completion of the syndication of FSP 505 Waterford Corp. and the continuing syndication of FSP Galleria North Corp., both of which had been started in the fourth quarter of 2004. During the six months ended June 30, 2004, our investment banking/investment services segment had total gross proceeds of $132.2 million, which included completion of the syndication of four Sponsored REITs and substantial completion of the syndication of a fifth Sponsored REIT. Total gross proceeds decreased $70.9 million for the six months ended June 30, 2005 compared to six months ended June 30, 2004. This decrease was attributable to a slower pace of syndication investments and a more difficult environment to find suitable properties to syndicate during the six months ended June 30, 2005 compared to the same period in 2004. Revenues and expenses for investment banking/investment services are directly related to the gross proceeds of these syndications.

Each segment is discussed in greater detail below.

      Real Estate Operations

      Contribution from the real estate segment was $22.4 million for the six months ended June 30, 2005; a decrease of $3.7 million, or 14.2%, compared to the six months ended June 30, 2004. The decrease is primarily attributable to:

      o A decrease in transaction fee revenues of $4.1 million to $3.5 million for the six months ended June 30, 2005 as compared to $7.6 million for the six months ended June 30, 2004. The decrease was principally caused by the decrease in gross syndication proceeds compared to the same period in 2004;

      o An increase in interest expense of $1.2 million resulting from higher interest rates and larger loan balances outstanding for assets held for syndication during the six months ended June 30, 2005 compared to the six months ended June 30, 2004; and

      o An increase to depreciation and amortization of $1.3 million to $8.1 million for six months ended June 30, 2005 compared to $6.8 million for the comparable 2004 period, which relates to the four properties owned by the Sponsored REITs we acquired on April 30 2005.

These decreases were partially offset by:

      o An increase in real estate operating income of $0.9 million to $25.7 million for the six months ended June 30, 2005 compared to $24.8 million for the six months ended June 30, 2004. Real estate operating income is rental revenues less real estate operating expenses, real estate taxes and insurance. The increase was attributable to:

            o An increase of approximately $2.1 million arising from the four properties owned by the Sponsored REITs, which we acquired on April 30, 2005, and

            o A decrease, which partially offset the increase, to rental revenues of $1.2 million, that resulted from a lease termination payment made by a tenant during the six months ended June 30, 2004, which did not recur during the six months ended June 30, 2005;

      o An increase in management fees and interest income of $1.2 million to $1.5 million for the six months ended June 30, 2005 compared to $0.3 million for the six months ended June 30, 2004. The increase is primarily attributable to interest income from Sponsored REITs, which had higher interest rates charged and larger loan balances outstanding for a longer period of time during the comparable six month period ending June 30, 2004.

      o An increase from equity in income from non-consolidated REITs of $0.6 million as a result of Sponsored REITs in syndication with greater net operating income during the six months ended June 30, 2005 compared to the six months ended June 30, 2004; and

      o An increase to interest income of $0.2 million during the six months ended June 30, 2005, which was primarily a result of higher interest rates on cash and cash equivalents compared to the six months ended June 30, 2004.

      Investment Banking/Investment Services

      Contribution from the investment banking and services segment decreased $2.0 million to $2.3 million for the six months ended June 30, 2005, compared to $4.3 million for the six months ended June 30, 2004. The decrease is primarily attributable to:

      o A decrease in syndication and transaction fee revenues of $4.9 million, which was primarily attributable to a lower level of gross syndication proceeds during the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

      This decrease was partially offset by:

      o A decrease in commission expense of $2.1 million, which relates to the decrease in gross syndication proceeds; and

      o A decrease in tax expense of $0.9 million to $0.1 million for the six months ended June 30, 2005 as compared to $1.0 million for the six months ended June 30, 2004.

      Selling, general and administrative expenses

      Selling, general and administrative costs increased $0.3 million to $3.6 million for the six months ended June 30, 2005 compared to $3.3 million for the six months ended June 30, 2004, which were primarily from costs of monitoring and managing a larger portfolio of REITs, initial expenses incurred to prepare for public trading of our stock, which occurred on June 2, 2005, and increases to franchise taxes. These increases were partially offset by decreases to professional fees related to an investor related project completed in 2004. We had approximately 39 employees as of June 30, 2005 at our headquarters in Wakefield compared to 36 employees as of June 30, 2004.

      Discontinued Operations

      During June 2005 an agreement was reached to sell a property called Blue Ravine, which is located in Folsom, California. The sale was completed on July 13, 2005 and resulted in a loss of approximately $1.1 million, which was recorded during the three months ended June 30, 2005 as an estimated loss on an asset held for sale. The property had been vacant since mid-2003 and had operating expenses of approximately $159 thousand and $163 thousand for the six months ended June 30, 2005 and 2004, respectively. The offer to purchase the property was compared to estimated future costs to convert the property from a single tenant to a multi-tenant facility and lease the building. We concluded that accepting the offer was the more prudent decision because the management time and oversight of such a conversion outweighed the potential future benefit. We will continue to evaluate our portfolio, and from time-to-time we may decide to dispose of properties.

      Net Income

      Net income for the six months ended June 30, 2005 decreased $7.0 million to $19.9 million compared to $26.9 million for the reasons discussed above.

Liquidity and Capital Resources

      Cash and cash equivalents were $51.5 million and $52.8 million at June 30, 2005 and December 31, 2004, respectively. This decrease of $1.3 million is attributable to $26.1 million provided by operating activities, $14.6 million provided by investing activities less $42.0 million used for financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations, cash anticipated to be generated by the sale of preferred stock in future Sponsored REITs and our line of credit will be sufficient to meet working capital requirements and anticipated capital expenditures and improvements for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly formed Sponsored REITs. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in part upon the level of interest on the part of investors in purchasing shares of Sponsored REITs and the level of rental income from our real properties.

      Operating Activities

      The cash provided by our operating activities of $26.1 million is primarily attributable to net income of $19.9 million, plus the add-back of $10.2 million of non-cash activity and was partially offset by a net decrease arising from changes in operating assets and liabilities of $4.0 million.

      Investing Activities

      Our cash provided by investing activities of $14.6 million is primarily attributable to cash added as a result of our acquisition of the four Sponsored REITs on April 30, 2005 of $10.6 million and the sale of assets held for syndication of $6.3 million, which were partially offset by uses of $1.9 million to acquire or improve real estate assets and $0.4 million in costs related to the merger of four properties in the second quarter of 2005.

      Financing Activities

      Our cash used by financing activities of $42.0 million is primarily attributable to $35.8 million of distributions to shareholders; and net repayments on our line of credit of $6.2 million made during the six months ended June 30, 2005, which related to assets held for syndication.

      Line of Credit

      We have a revolving line of credit agreement with a group of banks providing for borrowings of up to $125 million. Borrowings under the line of credit bear interest at either the bank's base rate (6.25% at June 30, 2005) or at LIBOR plus 125 basis points (4.55% at June 30, 2005), as defined. Borrowings outstanding under the line of credit at June 30, 2005 were $53.2 million. We are in compliance with all bank covenants required by this line of credit. The maturity date of the line of credit is August 18, 2005. On July 27, 2005 we received a commitment letter from our bank group increasing our line of credit to $150 million and extending its maturity to August 2008 at substantially the same terms and covenants as the current facility. We expect the new loan agreement to be finalized in August 2005.

      On July 6, 2005 the Company borrowed approximately $42 million under its Loan Agreement. The Company used the borrowed funds to make an interim mortgage loan for a property located in Indiana.

      On July 13, 2005 the Company completed the sale of Blue Ravine for approximately $4.7 million. Proceeds were applied to the outstanding balance on the Loan Agreement.

      Contingencies

      We are subject to various legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

      Assets Held for Syndication

      As of June 30, 2005 we had two assets held for syndication. As of December 31, 2004 we also had two assets held for syndication. One syndication was completed in January 2005, and another was purchased during the six months ended June 30, 2005, but the syndication has not commenced.

      Assets Held for Sale

      During June 2005 an agreement was reached to sell a property called Blue Ravine, which is located in Folsom, California. The sale was completed on July 13, 2005 and resulted in a loss of approximately $1.1 million. As of June 30, 2005 the property to be sold was classified as held for sale on the balance sheet and at a carrying value that reflected the approximate net sale proceeds received for the property.

      Related Party Transactions

      In the six months ended June 30, 2005, we completed the syndication of FSP 505 Waterford Corp., and continued the syndication of FSP Galleria North Corp. We did not enter into any other significant transactions with related parties during the quarter ended June 30, 2005. For a discussion of transactions between us and related parties during 2004, see Footnote No. 5 "Related Party Transactions" to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

      Other Considerations

      We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the three and six months ended June 30, 2005 and 2004 the rental income exceeded the expenses for each individual property, with the exception of Lyberty Way and Blue Ravine. The single tenant lease at the Lyberty Way property located in Westford, Massachusetts expired October 31, 2004. We have not re-let this property and expect that it will not produce revenue to cover its expenses in the third quarter. The property called Blue Ravine was sold on July 13, 2005, which had been vacant since June 2003 and had operating expenses of approximately $70 thousand and $158 thousand for the three and six months ended June 30, 2005.


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

      Our line of credit matures in August 2005. We typically draw on our line of credit to make an interim mortgage loan to a Sponsored REIT, so that the Sponsored REIT can acquire real property prior to the consummation of the offering of such Sponsored REIT's equity interests. Once the offering has been completed, the Sponsored REIT repays the loan out of the offering proceeds. An inability to renew, replace or extend our line of credit could result in difficulty financing growth in the investment banking/investment services segment of our business. It could also result in a reduction in the cash available for distribution to our stockholders because revenue for our investment banking/investment services segment is directly related to the amount of equity raised by Sponsored REITs which we syndicate. In addition, a significant part of our growth strategy is to acquire additional real properties by cash purchase or by acquisition of Sponsored REITs, and the loss of the line of credit would make it substantially more difficult to pursue acquisitions by either method. To the extent we have a balance outstanding on the line of credit on the date of its maturity, we would have to satisfy our obligation through other means. If we are required to use cash for this purpose, we would have less cash available for distribution to its stockholders. On July 27, 2005, we received a commitment letter from our bank group increasing our Line of Credit to $150 million and extending its maturity to August 2008 at substantially the same terms and covenants as the current facility. We expect the new loan agreement to be finalized in August 2005.

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

      As of June 30, 2005, we owned 32 properties. Some or all of these properties may decline in value. To the extent our real properties decline in value, our stockholders could lose some or all the value of their investments. The value of our common stock may still be adversely affected if the real properties held by us decline in value since these real properties represent the majority of the tangible assets held by us. Moreover, if either we are forced to sell or lease the real property held by us below its initial purchase price or its carrying costs or if we are forced to lease real property at below market rates because of the condition of the property, our results of operations would be adversely affected and such negative results of operations may result in lower dividends being paid to holders of our common stock.

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

      When leases expire, we will incur expenses and may not be able to re-lease the space on the same terms. Certain leases provide tenants the right to terminate early if they pay a fee. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce distributions to our stockholders. For example, approximately $10,393,000, or 17.6%, of our annualized rental revenue from commercial and residential apartment properties derives from leases which expire during 2005. Some of these leases have been renewed during the first six months and some have not.

We face risks from geographic concentration.

      The properties in our portfolio as of June 30, 2005, by aggregate square footage, are distributed geographically as follows: Southwest - 34%, Northeast - 25%, Midwest - 16%, West - 16% and Southeast 10%. However, within certain of those regions, we hold a larger concentration of our properties in Houston, Texas - 15% and Dallas, Texas - 13%. We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions.

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

      The provisions of the tax code governing the taxation of real estate investment trusts are very technical and complex, and although we expect that we will be organized and will operate in a manner that will enable us to meet such requirements, no assurance can be given that we will always succeed in doing so. In addition, as a result of our acquisition of the target REITs pursuant to the mergers consummated on April 30, 2005, we might no longer qualify as a real estate investment trust. We could lose our ability to so qualify for a variety of reasons relating to the nature of the assets acquired from the target REITs, the identity of the shareholders of the target REITs who become our shareholders or the failure of one or more of the target REITs to have previously qualified as a real estate investment trust. Moreover, you should note that if one or more of the REITs that we acquired in June 2003 or April 2005 did not qualify as a real estate investment trust immediately prior to the consummation of its acquisition, we could be disqualified as a REIT as a result of such acquisition.

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

The price of our common stock may vary.

      Our common stock has recently been listed for trading on the AMEX. We can provide no assurances as to the development of an ongoing meaningful trading market in our common stock. If a meaningful trading market does develop, the market prices for our common stock may fluctuate with changes in market and economic conditions, including the market perception of REITs in general, and changes in the financial condition of our securities. Such fluctuations may depress the market price of our common stock independent of the financial performance of FSP Corp. The market conditions for REIT stocks generally could affect the market price of our common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We were not a party to any derivative financial instruments at or during the six months ended June 30, 2005.

We borrow from time-to-time on our line of credit. These borrowings bear interest at the bank's base rate (6.25% at June 30, 2005) or at LIBOR plus 125 basis points (4.55% at June 30, 2005), as elected by us when requesting funds as defined. As of June 30, 2005, $53,213,000 was outstanding under the line of credit consisting of one borrowing of $9,213,000 at the bank's base rate and a borrowing of $44,000,000 at the LIBOR plus 125 basis point rate. We have used the funds drawn on our line of credit only for the purpose of making interim mortgage loans to Sponsored REITs. These mortgage loans bear interest at the same variable rate payable by us under our line of credit. We therefore believe that we have mitigated our interest rate risk with respect to our borrowings.

Item 4. Controls and Procedures

Our management, with the participation of FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(d) under the Exchange Act) as of June 30, 2005. Based on this evaluation, FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Chief Financial Officer by others within these entities as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings:

      Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

      (c) The following table provides information about purchases by Franklin Street Properties Corp. during the quarter ended June 30, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

                      ISSUER PURCHASES OF EQUITY SECURITIES

------------------------- --------------------- --------------------- --------------------- ---------------------------
                                  (a)                   (b)                   (c)                       (d)
                                                                        Total Number of         Maximum Number (or
                                                                       Shares (or Units)    Approximate Dollar Value)
                                                                       Purchased as Part    of Shares (or Units) that
                            Total Number of                               of Publicly          May Yet Be Purchased
                           Shares (or Units)     Average Price Paid    Announced Plans or       Under the Plans or
Period                       Purchased (1)      per Share (or Unit)       Programs (1)             Programs (1)
------------------------- --------------------- --------------------- --------------------- ---------------------------

04/01/05-04/30/05                  0                    N/A                    0                        0
------------------------- --------------------- --------------------- --------------------- ---------------------------

05/01/05-05/31/05                  0                    N/A                    0                        0
------------------------- --------------------- --------------------- --------------------- ---------------------------

06/01/05-06/30/05                  0                    N/A                    0                        0
------------------------- --------------------- --------------------- --------------------- ---------------------------

Total:                             0                    N/A                    0                        0
------------------------- --------------------- --------------------- --------------------- ---------------------------

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

      As our common stock is currently listed for trading on AMEX, we are no longer obligated to, and do not intend to, effect any redemption.

Item 3. Defaults Upon Senior Securities:

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders:

      On April 29, 2005, the Registrant held its 2005 Annual Meeting of Stockholders (the "2005 Annual Meeting"). The 2005 Annual Meeting was called for the following purposes: (1) to elect two Class III directors to serve until the 2008 annual meeting and (2) to transact such other business as may properly come before the meeting or any adjournment thereof.

      The following table sets forth the names of the directors elected at the 2005 Annual Meeting for new three-year terms and the number of votes cast for and withheld for each director:

         Directors                   For             Withheld Authority to Vote
         ---------                   ---             --------------------------

      George J. Carter            33,094,788                  132,999
      Georgia Murray              33,060,244                  167,543

      Prior to the election Richard R. Norris announced his retirement as director. The names of each of the other directors whose terms of office continued after the 2005 Annual Meeting are as follows: Barry Silverstein, Dennis J. McGillicuddy, John N. Burke, Barbara J. Fournier and Janet P. Notopoulos.

Item 5. Other Information:

      None.

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

                                         Franklin Street Properties Corp.


       Date                          Signature                           Title
       ----                          ---------                           -----

Date:  August 4, 2005         /s/ George J. Carter            Chief Executive Officer and Director
                              --------------------------      (Principal Executive Officer)
                              George J. Carter


Date:  August 4, 2005         /s/ John G. Demeritt            Senior Vice President and Chief Financial
                              --------------------------      Officer (Principal Financial Officer)
                              John G. Demeritt