Form 10-Q
period 2005-09-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2005-11-02
CIK 1031316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2005

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

         YES     |X|                         NO     |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         YES     |_|                         NO     |X|

The number of shares of common stock outstanding as of October 27, 2005 was 60,525,608.

                        Franklin Street Properties Corp.

                                    Form 10-Q

                                Quarterly Report
                               September 30, 2005

                                Table of Contents

                                                                            Page
                                                                            ----
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 2005 and
                  December 31, 2004.......................................     3

                  Consolidated Statements of Income for the three and
                  nine months ended September 30, 2005 and 2004...........     4

                  Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 2005 and 2004...........     5

                  Notes to Consolidated Financial Statements..............  6-16

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................... 17-30

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk.............................................    31

         Item 4.  Controls and Procedures.................................    32

Part II. Other Information

         Item 1.  Legal Proceedings.......................................    33

         Item 2.  Unregistered Sales of Equity Securities and
                  Use of Proceeds.........................................    33

         Item 3.  Defaults upon Senior Securities.........................    33

         Item 4.  Submission of Matters to a Vote of Security Holders.....    33

         Item 5.  Other Information.......................................    33

         Item 6.  Exhibits................................................    34

Signatures        ........................................................    35

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                           September 30,   December 31,
(in thousands, except shares and par value amounts)                             2005           2004
=======================================================================================================

Assets:
Real estate investments, at cost:
   Land                                                                     $  79,809      $  53,629
   Buildings and improvements                                                 514,336        327,633
   Fixtures and equipment                                                         599            599
-------------------------------------------------------------------------------------------------------
                                                                              594,744        381,861
   Less accumulated depreciation                                               32,503         23,950
-------------------------------------------------------------------------------------------------------

Real estate investments, net                                                  562,241        357,911
Acquired real estate leases, net of accumulated amortization of
  $8,220 and $3,000, respectively                                              33,225          6,464
Investment in non-consolidated REITs                                            5,040          4,270
Assets held for syndication                                                        --         59,246
Assets held for sale                                                           41,830         83,045
Cash and cash equivalents                                                      66,215         52,752
Restricted cash                                                                 1,338          1,033
Tenant rent receivables, less allowance for doubtful accounts of
  $350 and $350, respectively                                                     636            769
Straight-line rent receivables, less allowance for doubtful accounts of
  $460 and $460, respectively                                                   5,240          4,122
Prepaid expenses                                                                1,185            901
Other assets                                                                      637          1,097
Office computers and furniture, net of accumulated depreciation of
  $698 and $597, respectively                                                     322            374
Deferred leasing commissions, net of accumulated amortization of
  $939 and $689, respectively                                                   1,330          1,127
-------------------------------------------------------------------------------------------------------

    Total assets                                                            $ 719,239      $ 573,111
=======================================================================================================

Liabilities and stockholders' equity:

Liabilities:
Bank note payable                                                           $  37,135      $  59,439
Accounts payable and accrued expenses                                          12,653          8,846
Accrued compensation                                                            1,601            705
Acquired unfavorable leases                                                       552             --
Tenant security deposits                                                        1,384          1,033
-------------------------------------------------------------------------------------------------------

    Total liabilities                                                          53,325         70,023
-------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.0001 par value, 20,000,000 shares
     authorized, none issued or outstanding                                        --             --
   Common stock, $.0001 par value, 180,000,000 shares authorized
     60,525,608 and 49,630,338 issued and outstanding, respectively                 6              5
   Additional paid-in capital                                                 677,397        512,813
   Treasury stock, 898 and 575 shares, respectively                               (16)           (10)
   Distributions in excess of earnings                                        (11,473)        (9,720)
-------------------------------------------------------------------------------------------------------

   Total stockholders' equity                                                 665,914        503,088
-------------------------------------------------------------------------------------------------------

   Total liabilities and stockholders' equity                               $ 719,239      $ 573,111
=======================================================================================================

          See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                For the                     For the
                                                           Three Months Ended          Nine Months Ended
                                                              September 30,               September 30,
----------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                    2005         2004          2005         2004
==========================================================================================================

Revenue:
  Rental                                                 $ 21,713     $ 13,672      $ 55,290     $ 44,675
Related party revenue:
  Syndication fees                                          2,856          155         6,977        8,603
  Transaction fees                                          2,850          467         6,888        9,209
  Management fees and interest income from loans              149          183         1,602          439
Other                                                           4           --            10            5
----------------------------------------------------------------------------------------------------------

    Total revenue                                          27,572       14,477        70,767       62,931
----------------------------------------------------------------------------------------------------------

Expenses:
  Real estate operating expenses                            4,961        2,797        11,842        8,458
  Real estate taxes and insurance                           2,826        1,690         7,296        5,572
  Depreciation and amortization                             4,218        2,639        11,130        8,256
  Selling, general and administrative                       2,034        1,626         5,601        4,921
  Commissions                                               1,457           98         3,648        4,384
  Interest                                                  1,082           --         2,825          517
----------------------------------------------------------------------------------------------------------

    Total expenses                                         16,578        8,850        42,342       32,108
----------------------------------------------------------------------------------------------------------

Income before interest income, equity in earnings of
  non-consolidated REITs and taxes on income               10,994        5,627        28,425       30,823
Interest income                                               451          139         1,048          498
Equity in earnings of non-consolidated REITs                  328           79         1,295          464
----------------------------------------------------------------------------------------------------------

Income before taxes on income                              11,773        5,845        30,768       31,785
Income tax expense                                            184         (216)          298          760
----------------------------------------------------------------------------------------------------------

Income from continuing operations                          11,589        6,061        30,470       31,025
Income from discontinued operations                           910          884         2,962        2,815
Gain on sale of assets, net                                14,316           --        13,260           --
----------------------------------------------------------------------------------------------------------

Net income                                               $ 26,815     $  6,945      $ 46,692     $ 33,840
==========================================================================================================

Weighted average number of shares outstanding,
  basic and diluted                                        60,526       49,630        55,697       49,628
==========================================================================================================

Income from continuing operations                        $   0.19     $   0.12      $   0.55     $   0.63
Income from discontinued operations                          0.01         0.02          0.05         0.05
Gain on sale of assets, net                                  0.24           --          0.24           --
----------------------------------------------------------------------------------------------------------

Net income per share, basic and diluted                  $   0.44     $   0.14      $   0.84     $   0.68
==========================================================================================================

          See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                For the
                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                        ------------------------
(in thousands)                                                                             2005          2004
================================================================================================================

Cash flows from operating activities:
  Net income                                                                            $  46,692      $ 33,840
  Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets, net                                                               (13,260)           --
    Depreciation and amortization expense                                                  13,030         9,984
    Amortization of above market lease                                                      2,956           176
    Sponsored REIT income during consolidation                                                 --          (423)
    Equity in earnings from non-consolidated REITs                                         (1,295)         (464)
    Distributions from non-consolidated REITs                                               1,087           852
    Shares issued as compensation                                                              31           162
Changes in operating assets and liabilities:
    Restricted cash                                                                          (305)          (57)
    Tenant rent receivables, net                                                              133           329
    Straight-line rents, net                                                               (1,167)         (893)
    Prepaid expenses and other assets, net                                                     56        (2,669)
    Accounts payable and accrued expenses                                                     799         3,534
    Accrued compensation                                                                      896          (485)
    Tenant security deposits                                                                  351            57
    Payment of deferred leasing commissions                                                  (510)         (548)
----------------------------------------------------------------------------------------------------------------

      Net cash provided by operating activities                                            49,494        43,395
----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Acquisitions and additions to real estate investments and office equipment           (87,942)         (993)
     Investment in assets held for syndication, net                                        59,532         4,117
     Proceeds from sale of assets                                                          52,967            --
     Cash acquired through issuance of common stock in merger transaction                  10,621            --
     Merger costs paid                                                                       (402)           --
     Investment in non-consolidated REITs                                                      (9)       (4,257)
----------------------------------------------------------------------------------------------------------------

     Net cash provided by (used) for investing activities                                  34,767        (1,133)
----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Distributions to stockholders                                                        (48,445)      (46,152)
     Repayments under bank note payable, net                                              (22,304)       (4,117)
     Purchase of treasury shares                                                              (16)         (156)
     Deferred financing costs                                                                 (33)           --
----------------------------------------------------------------------------------------------------------------

     Net cash used for financing activities                                               (70,798)      (50,425)
----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                       13,463        (8,163)
Cash and cash equivalents, beginning of period                                             52,752        58,793
----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                                $  66,215      $ 50,630
================================================================================================================

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                                                            $   2,772      $    517
    Income taxes                                                                        $     481      $  1,450
  Non-cash investing and financing activities:
    Assets acquired through issuance of common stock in merger transaction, net         $ 153,943      $     --


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

The Company operates in two business segments: real estate operations and investment banking/investment services. Real estate operations include leasing and interim acquisition financing, which generate rental income, loan origination fees and development fees, and, through FSP Property Management, provides asset management and property management services for the Sponsored REITs. FSP Investments provides real estate investment and broker/dealer services. FSP Investments' services include: (i) the organization of REIT entities (the "Sponsored REITs"), which are syndicated through private placements; (ii) sourcing of the acquisition of real estate on behalf of the Sponsored REITs; and (iii) the sale of preferred stock in Sponsored REITs.

Properties

The following table summarizes the Company's investment in real estate assets, excluding assets held for sale or syndication:

                                                                 As of
                                                             September 30,
                                                         2005          2004
                                                      ----------    ----------
       Residential real estate
              Number of properties                            1             4
              Number of apartments                          228           837

       Commercial real estate
              Number of properties                           27            24
              Square feet                             4,018,544     3,049,357

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other period.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements (continued)

Reclassifications

Certain balances in the interim 2004 financial statements have been reclassified to conform to presentation contained in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2004. The reclassifications primarily were related to classifications of income and assets sold in 2005 as discontinued in 2004; and Sponsored REIT income and expenses. Prior to December 31, 2004 the Company presented its proportionate share of Sponsored REIT's revenues and expenses and has since reclassified those amounts to consolidate the real estate operations activity from inception of the Sponsored REIT until the initiation of syndication upon which the equity method of accounting is applied. These reclassifications changed rental revenues, operating and maintenance expenses, depreciation and amortization, other income and equity in earnings of non-consolidated REITs. There was no change to income from continuing operations or net income for any period presented as a result of these reclassifications.

2. Investment Banking/Investment Services Activity

During the nine months ended September 30, 2005, the Company sold on a best efforts basis, through private placements, preferred stock in the following Sponsored REITs:

                                                                  Date Syndication        Gross Proceeds
      Sponsored REIT                        Property Location     Completed               (in thousands)
      ---------------------------------------------------------------------------------------------------
      FSP 505 Waterford Corp.               Plymouth, MN          January 28, 2005               3,000(1)

      FSP Galleria North Corp.              Dallas, TX            August 23, 2005               75,250(1)

      FSP Park Ten Development Corp.        Houston, TX           September 28, 2005            27,000
                                                                                          ---------------
                                            Total                                          $   105,250
                                                                                          ===============

      1. The syndication of FSP 505 Waterford Corp. and FSP Galleria North Corp. commenced in the fourth quarter of 2004.

3. Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs

At September 30, 2005, the Company held a common stock interest in twelve Sponsored REITs, all of which were fully syndicated and the Company no longer derives economic benefits or risks from the common stock interest that is retained in these Sponsred REITs. The Company holds a preferred stock investment in two of these Sponsored REITs, FSP Blue Lagoon Drive Corp. and FSP Park Ten Development Corp., from which it continues to derive economic benefit and risk.

On September 29, 2005, the Company acquired 8.5 preferred shares (approximately 3.05%) of a Sponsored REIT, FSP Park Ten Development Corp. ("Park Ten Development"), in exchange for the contribution of 2.9 acres of developable land. The Company accounts for its investment in Park Ten Development under the equity method.

The table below shows the Company's share of income and expenses from Sponsored REITs prior to consolidation. Management fees of $13,000 for the nine months ended September 30, 2004 and interest expense are eliminated in consolidation.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3. Related Party Transactions and Investments in Non-Consolidated Entities (continued)

                                                             Nine Months Ended
                                                               September 30,
(in thousands)                                               2005         2004
                                                             ----         ----

Operating Data:
Rental revenues                                            $    --      $ 1,372
Operating and maintenance expenses                              --         (423)
Depreciation and amortization                                   --         (220)
Interest expense                                                --         (308)
Interest income                                                 --           14
                                                           -------      -------
                                                           $    --      $   435
                                                           =======      =======

Equity in earnings of investment in non-consolidated REITs:

The following table includes equity in earnings of investments in non-consolidated REITs:

                                                              Nine Months Ended
                                                                September 30,
(in thousands)                                               2005          2004
                                                             ----          ----

Equity in earnings of Sponsored REITs                       $1,101       $  281
Equity in earnings of Blue Lagoon                              194          183
Equity in earnings of Park Ten Development                      --           --
                                                            ------       ------
                                                            $1,295       $  464
                                                            ======       ======

Equity in earnings of investments in Sponsored REITs is derived from the Company's share of income following the commencement of syndication of Sponsored REITs. Following the commencement of syndication the Company exercises influence over, but does not control these entities and investments are accounted for using the equity method. Equity in earnings of Blue Lagoon and Park Ten Development are derived from the Company's preferred stock investments in the entities, which were acquired in January 2004 and September 2005, respectively.

The Company recorded distributions declared or received of $1,087,000 and $852,000 from non-consolidated Sponsored REITs during the nine months ended September 30, 2005 and 2004, respectively.

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

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3. Related Party Transactions and Investments in Non-consolidated Entities (continued)

At September 30, 2005, December 31, 2004 and September 30, 2004, the Company had ownership interests in twelve, fifteen and twelve Sponsored REITs, respectively.

Summarized financial information for these non-consolidated Sponsored REITs is as follows:

                                                September 30,       December 31,
                                                    2005                2004
                                                --------------------------------
                                                        (in thousands)
      Balance Sheet Data:
      Real estate, net                            $ 341,153           $ 457,140
      Other assets                                   75,883              91,678
      Total liabilities                              (6,986)            (83,484)
                                                  ---------           ---------
      Shareholders equity                         $ 410,050           $ 465,334
                                                  =========           =========

                                                              For the
                                                         Nine Months Ended
                                                           September 30,
                                                        2005            2004
                                                     --------------------------
                                                          (in thousands)
      Operating Data:
      Rental revenue                                  $ 45,954        $ 40,180
      Other revenue                                        779             490
      Operating and maintenance expenses               (18,759)        (13,925)
      Depreciation and amortization                    (10,109)         (8,274)
      Interest expense and commitment fees              (5,499)         (8,461)
                                                      --------        --------
      Net income                                      $ 12,366        $ 10,010
                                                      ========        ========

Syndication fees and Transaction fees:

The Company provides syndication and real estate acquisition advisory services for Sponsored REITs for which it derives Syndication fee revenue. Transaction fee revenues include: loan commitment fees and other fees that are recognized upon an investor closing or upon the final investor closing of the Sponsored REIT entity; and development fees that are generally recognized upon an investor closing or at the time the Company has provided all required services and no further contingencies exist. Syndication and transaction fees from non-consolidated entities amounted to approximately $13,865,000 and $17,812,000 for the nine months ended September 30, 2005 and 2004, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice. Asset management fee income from non-consolidated entities amounted to approximately $514,000 and $425,000 for the nine months ended September 30, 2005 and 2004, respectively. The Company is typically entitled to interest on funds advanced to Sponsored REITs. The Company recognized interest income of approximately $1,088,000 and $13,000 for the nine months ended September 30, 2005 and 2004, respectively, relating to these loans.

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

The aggregate purchase price was approximately $164,564,000. On the acquisition date, for each Target REIT, the appraised value of the property was allocated to real estate investments and leases, including lease origination costs. Lease origination costs represent the value associated with acquiring an in-place lease (i.e. the market cost to execute a similar lease, including leasing commission, legal, vacancy, and other related costs). The value assigned to buildings approximates their replacement cost; the value assigned to land approximates its appraised value; and the value assigned to leases approximates their fair value. Other assets and liabilities are recorded at their historical costs, which approximates fair value. The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

                                                        Value of Assets Acquired
                                                        ------------------------
                                                             (in thousands)

      Real estate assets                                       $  137,687
      Value of acquired real estate leases                         18,965
      Cash                                                         10,621
      Other assets                                                    229
      Liabilities assumed                                          (2,938)
                                                               ----------
      Total                                                    $  164,564
                                                               ==========

Pro forma operating results for the Company and the Target REITs are shown in the following table. The results assume the mergers occurred and the shares of the Company's stock were issued on January 1, 2004 and are not necessarily indicative of what the Company's actual results of operations would have been for the period indicated, nor do they purport to represent the results of operations of any future period.

                                             For Three Months Ended       For Nine Months Ended
                                                   September 30,               September 30,
(in thousands except per share amounts)         2005         2004           2005         2004
                                              --------     --------       --------     --------

Revenues                                      $ 27,572     $ 19,609       $ 77,323     $ 78,584
                                              --------     --------       --------     --------
Income from continuing operations             $ 11,589     $  7,156       $ 33,115     $ 36,694
                                              --------     --------       --------     --------
Net income                                    $ 26,815     $  8,040       $ 49,337     $ 39,509
                                              ========     ========       ========     ========

Weighted average shares outstanding             60,527       60,525         60,526       60,523
                                              ========     ========       ========     ========

Income from continuing operations per share   $   0.19     $   0.12       $   0.55     $   0.61
                                              ========     ========       ========     ========
Net income per share                          $   0.44     $   0.13       $   0.82     $   0.65
                                              ========     ========       ========     ========

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

5. Bank Note Payable

The Company has a revolving line of credit agreement (the "Loan Agreement") with a group of banks providing for borrowings at the Company's election of up to $150,000,000. During August 2005 the loan agreement was amended and restated. Borrowings under the Loan Agreement bear interest at either the bank's prime rate (6.75% at September 30, 2005) or a rate equal to LIBOR plus 125 basis points (5.02% at September 30, 2005). The balance outstanding was $37,135,000 and $59,439,000 at September 30, 2005 and December 31, 2004, respectively. The weighted average interest rate on amounts outstanding during the nine months ended September 30, 2005 was 5.27% and for the year ended December 31, 2004 was approximately 3.62%.

The Loan Agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the maintenance of at least $1,500,000 in operating cash accounts, a minimum unencumbered cash and liquid investments balance and tangible net worth; and compliance with various debt and operating income ratios, as defined in the Loan Agreement. The Company was in compliance with the Loan Agreement's financial covenants as of September 30, 2005 and December 31, 2004. Borrowings under the Loan Agreement mature on August 18, 2008.

6. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at September 30, 2005 and 2004.

7. Business Segments

The Company operates in two business segments: real estate operations (including real estate leasing, interim acquisition financing, development and asset/property management) and investment banking/investment services (including real estate acquisition and broker/dealer services). The Company has identified these segments because this information is the basis upon which management makes decisions regarding resource allocation and performance assessment. The accounting policies of the reportable segments are the same as those described in the "Significant Accounting Policies" in Note 2 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2004. The Company's operations are located in the United States of America.

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

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7. Business Segments (continued)

                                                                    Investment
(in thousands)                                                       Banking/
                                                      Real Estate   Investment
                                                      Operations     Services        Total
                                                      ----------     --------        -----
Three Months Ended March 31, 2005
Net Income                                             $ 10,346      $     77      $ 10,423
Equity in income of non-consolidated REITs                 (665)           --          (665)
Distributions from non-consolidated REITs                   599            --           599
Depreciation and amortization                             3,598            34         3,632
Straight line rent                                         (307)           --          (307)
Capital Expenditures                                       (327)           --          (327)
Payment of deferred leasing costs                           (95)           --           (95)
Proceeds from funded reserves                               422            --           422
                                                       --------      --------      --------
Cash Available for Distribution                        $ 13,571      $    111      $ 13,682
                                                       ========      ========      ========
Three Months Ended June 30, 2005
Net Income                                             $  9,362      $     92      $  9,454
Estimated loss on sale of property                        1,055            --         1,055
Equity in income of non-consolidated REITs                 (303)           --          (303)
Distributions from non-consolidated REITs                   381            --           381
Depreciation and amortization                             5,448            37         5,485
Straight line rent                                         (417)           --          (417)
Capital Expenditures                                     (1,601)           --        (1,601)
Payment of deferred leasing costs                          (216)           --          (216)
Proceeds from funded reserves                             1,817            --         1,817
                                                       --------      --------      --------
Cash Available for Distribution                        $ 15,526      $    129      $ 15,655
                                                       ========      ========      ========
Three Months Ended September 30, 2005
Net Income                                             $ 26,545      $    270      $ 26,815
Gain on sale of assets, net                             (14,316)           --       (14,316)
Equity in income of non-consolidated REITs                 (328)           --          (328)
Distributions from non-consolidated REITs                   107            --           107
Depreciation and amortization                             6,834            30         6,864
Straight line rent                                         (443)           --          (443)
Capital Expenditures                                       (312)          (48)         (360)
Payment of deferred leasing costs                          (199)           --          (199)
Proceeds from funded reserves                               511            48           559
                                                       --------      --------      --------
Cash Available for Distribution                        $ 18,399      $    300      $ 18,699
                                                       ========      ========      ========
Nine Months Ended September 30, 2005
Net Income                                             $ 46,253      $    439      $ 46,692
Gain on sale of assets, net                             (13,260)           --       (13,260)
Equity in income of non-consolidated REITs               (1,295)           --        (1,295)
Distributions from non-consolidated REITs                 1,087            --         1,087
Depreciation and amortization                            15,878           101        15,979
Straight line rent                                       (1,167)           --        (1,167)
Capital Expenditures                                     (2,240)          (48)       (2,288)
Payment of deferred leasing costs                          (510)           --          (510)
Proceeds from funded reserves                             2,750            48         2,798
                                                       --------      --------      --------
Cash Available for Distribution                        $ 47,496      $    540      $ 48,036
                                                       ========      ========      ========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7. Business Segments (continued)

                                                                    Investment
(in thousands)                                                       Banking/
                                                      Real Estate   Investment
                                                      Operations     Services        Total
                                                      ----------     --------        -----
Three Months Ended March 31, 2004
Net Income                                             $ 12,739      $    480      $ 13,219
Sponsored REIT income during consolidation                 (247)           --          (247)
Equity in income of non-consolidated REITs                 (379)           --          (379)
Distributions from non-consolidated REITs                   582            --           582
Depreciation and amortization                             3,235            24         3,259
Straight line rent                                         (340)           --          (340)
Capital Expenditures                                       (100)          (17)         (117)
Payment of deferred leasing costs                          (151)           --          (151)
Proceeds from funded reserves                               251            --           251
                                                       --------      --------      --------
Cash Available for Distribution                        $ 15,590      $    487      $ 16,077
                                                       ========      ========      ========
Three Months Ended June 30, 2004
Net Income                                             $ 12,780      $    896      $ 13,676
Sponsored REIT income during consolidation                 (176)           --          (176)
Equity in income of non-consolidated REITs                   (6)           --            (6)
Distributions from non-consolidated REITs                   173            --           173
Depreciation and amortization                             3,501            55         3,556
Straight line rent revenue                                 (514)           --          (514)
Capital expenditures                                       (430)          (72)         (502)
Payment of deferred leasing costs                          (101)           --          (101)
Payments to (proceeds from) funded reserve                  531            --           531
                                                       --------      --------      --------
Cash Available for Distribution                        $ 15,758      $    879      $ 16,637
                                                       ========      ========      ========
Three Months Ended September 30, 2004
Net Income                                             $  7,247      $   (302)     $  6,945
Sponsored REIT income during consolidation                   --            --            --
Equity in income of non-consolidated REITs                  (79)           --           (79)
Distributions from non-consolidated REITs                    96            --            96
Depreciation and amortization                             3,312            33         3,345
Straight line rent revenue                                  (39)           --           (39)
Capital expenditures                                       (374)           --          (374)
Payment of deferred leasing costs                          (296)           --          (296)
Payments to (proceeds from) funded reserve                  659            --           659
                                                       --------      --------      --------
Cash Available for Distribution                        $ 10,526      $   (269)     $ 10,257
                                                       ========      ========      ========
Nine Months Ended September 30, 2004
Net Income                                             $ 32,766      $  1,074      $ 33,840
Sponsored REIT income during consolidation                 (423)           --          (423)
Equity in income of non-consolidated REITs                 (464)           --          (464)
Distributions from non-consolidated REITs                   851            --           851
Depreciation and amortization                            10,048           112        10,160
Straight line rent revenue                                 (893)           --          (893)
Capital expenditures                                       (904)          (89)         (993)
Payment of deferred leasing costs                          (548)           --          (548)
Payments to (proceeds from) funded reserve                1,441            --         1,441
                                                       --------      --------      --------
Cash Available for Distribution                        $ 41,874      $  1,097      $ 42,971
                                                       ========      ========      ========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7. Business Segments (continued)

                                                                    Investment
                                                                     Banking/
                                                      Real Estate   Investment
(in thousands)                                        Operations     Services        Total
                                                      ----------     --------        -----
Three Months Ended September 30, 2005
Revenue                                                $ 24,463      $  3,109      $ 27,572
Interest income                                             442             9           451
Interest expense                                          1,082            --         1,082
Income from discontinued operations                         910            --           910
Capital expenditures                                        511            48           559

Nine Months Ended September 30, 2005:
Revenue                                                $ 63,021      $  7,746      $ 70,767
Interest income                                           1,024            24         1,048
Interest expense                                          2,825            --         2,825
Income from discontinued operations                       2,962            --         2,962
Capital expenditures                                      2,750            48         2,798

Identifiable Assets at September 30, 2005:
Identifiable assets                                    $714,260      $  4,979      $719,239

Three Months Ended September 30, 2004
Revenue                                                $ 14,007      $    470      $ 14,477
Interest income                                             128            11           139
Interest expense                                             --            --            --
Income from discontinued operations                         884            --           884
Capital expenditures                                        670            --           670

Nine Months Ended September 30, 2004:
Revenue                                                $ 52,877      $ 10,054      $ 62,931
Interest income                                             466            32           498
Interest expense                                            517            --           517
Income from discontinued operations                       2,815            --         2,815
Capital expenditures                                      1,452            89         1,541

Identifiable Assets at September 30, 2004:
Identifiable assets                                    $511,641      $  3,571      $515,212

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

8. Cash Distributions

The Company declared and paid distributions as follows (in thousands, except per share amounts):

                                          Distribution        Total
           Quarter Paid                    Per Share        Dividends
      -----------------------             ------------      ---------

      First quarter of 2005                 $ 0.31           $ 15,385
      Second quarter of 2005                $ 0.41           $ 20,349
      Third quarter of 2005                 $ 0.21           $ 12,711

      First quarter of 2004                 $ 0.31           $ 15,382
      Second quarter of 2004                $ 0.31           $ 15,385
      Third quarter of 2004                 $ 0.31           $ 15,385

The distribution in the second quarter of 2005 was paid on April 29, 2005 to shareholders of record on April 19, 2005, in anticipation of the consummation of the acquisition of the four Target REITs by merger on April 30, 2005, and was in respect of the first four months of operations in 2005. The distribution in the third quarter of 2005 was paid on August 29, 2005 to shareholders of record on August 8, 2005, and was in respect of operations during May and June 2005.

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

The income tax expense reflected in the consolidated statements of income relates only to the TRS. The expense differs from the amounts computed by applying the Federal statutory rate of 34% to income before income taxes as follows:

                                                                  For the
                                                             Nine Months Ended
                                                               September 30,
                                                              ---------------
      (in thousands)                                           2005     2004
                                                              ---------------

      Federal income tax expense at statutory rate            $  252   $  624
      Increase in taxes resulting from:
          State income taxes, net of federal impact               46      136
                                                              ---------------
                                                              $  298   $  760
                                                              ===============

No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the taxable REIT subsidiary.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

10. Discontinued Operations

During June 2005 an agreement was reached to sell a property called Blue Ravine, which is located in Folsom, California. The sale was completed on July 13, 2005 and resulted in a loss of approximately $1,127,000. The property had been vacant since mid-2003. The offer to purchase the property was compared to estimated future costs to convert the property from a single tenant to a multi-tenant facility and lease the building. The Company concluded that accepting the offer was the more prudent decision because the management time and oversight of such a conversion outweighed the potential future benefit.

During September 2005 the Company sold a residential property called Mansions in the Park, which is located in Baton Rouge, Louisiana, and sold by transfer of its interest, an office property called Gateway Crossing, which is located in Columbia, Maryland at gains, which aggregated approximately $14,048,000. Also during September 2005 an agreement was reached to sell two other residential properties called Essex House and Gael Apartments, which are located adjacent to each other in Houston, Texas; and an agreement was reached to sell an office property called Telecom Business Center in San Diego, California. The residential properties were sold on October 4 and 5, 2005, and Telecom Business Center is expected to be sold in December 2005. Each of these properties is anticipated to be sold at a gain. The total gains for the three sales are expected to be approximately $17,100,000.

Accordingly, as of September 30, 2005 the three properties that are held for sale is classified as such on the accompanying balance sheet. And income from all properties sold or to be sold is classified as discontinued operations as presented in the table below.

                                                Three Months Ended             Nine Months Ended
                                                  September 30,                  September 30,
                                             ----------------------         ----------------------
                                                2005           2004            2005           2004
                                                ----           ----            ----           ----

Revenue                                      $ 2,607        $ 2,675         $ 8,017        $ 8,119
Income from discontinued operations            $ 910          $ 884         $ 2,962        $ 2,815

During the first and third quarters of 2005 the Company acquired two office properties, one in Englewood, Colorado and another in Indianapolis, Indiana, which were acquired through borrowings under the Loan Agreement. The sale of assets completed in September and October 2005 raised proceeds to repay these borrowings.

The Company will continue to evaluate its portfolio, and from time-to-time may decide to dispose of properties.

11. Subsequent Events

On October 4, 2005 the Company completed the sale of Essex House for approximately $14.0 million. On October 5, 2005 the Company completed the sale of Gael Apartments for approximately $23.1 million. Proceeds from the two sales were used to repay the outstanding balance on the Loan Agreement on October 6, 2005. Following the repayment there were no amounts outstanding on the Loan Agreement.

On October 5, 2005, the Board of Directors of the Company declared a cash dividend of $0.31 per share of common stock payable on November 21, 2005 to stockholders of record on October 31, 2005. The cash dividend represents three months of operations, and the aggregate amount of dividends declared during 2005 is $1.24 per share.

On October 28, 2005, the Board of Directors of the Company authorized the repurchase of up to $35 million of the company's common stock from time to time on the open market or in privately negotiated transactions.

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

Overview

      FSP Corp. operates in two business segments: real estate operations and investment banking/investment services. The real estate operations segment involves real estate rental operations, leasing, interim acquisition financing, development services and asset/property management services. The investment banking/investment services segment involves providing real estate investment and broker/dealer services that include the organization of Sponsored REITs, the acquisition of real estate on behalf of Sponsored REITs and the syndication of Sponsored REITs through the sale of preferred stock in private placements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Trends and Uncertainties

Real Estate Operations

      The trends in our office markets have remained consistent across the last few quarters with slow employment growth leading to slow improvement in occupancy and an almost imperceptible improvement in market rents. The economic impact of Hurricanes Katrina and Rita and higher energy costs may affect those trends in the future quarters. We expect certain markets, such as Houston, may enjoy short-term benefits from the demand for space as a result of the hurricanes, while most properties will see increased utility costs. While market rents for new leases may be increasing in some areas, the new market rents are generally lower than expiring rents in most of our markets, particularly for those leases that were made at the height of the market four to five years ago. We expect to continue to see a decrease in rents to market rents for leases at our properties that expire during the rest of the year unless there is dramatic improvement in market fundamentals.

      The uncertainty surrounding utility prices in the larger economy creates uncertainty about our future utility costs. Although many of our leases pass through the cost of utilities to the tenants, higher utility prices would increase our overall operating costs.

      During 2005 we have sold or entered into an agreement to sell a total of six properties. As of September 30, 2005, three of the six sales were completed, and the remaining three have been classified in our balance sheet as held-for-sale. In October 2005, we completed the sale of two of these properties at a gain of approximately $10.2 million, and the last property is expected to be sold at a gain in December.

      The following table summarizes property wholly owned by us as of the dates indicated:

                                                              September 30,
                                                       -------------------------
                                                         2005            2004

      Residential:
        Number of properties                                   1               4
        Number of apartment units                            228             837

      Commercial:
        Number of properties                                  27              24
        Square footage                                 4,018,544       3,049,357

Investment Banking/Investment Services

      Unlike our real estate operations business, that provides a rental revenue stream which is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature. Both the number of Sponsored REIT syndications and the amount of equity anticipated to be raised for the balance of 2005 are likely to be below our 2004 levels. Future business in this area is very unpredictable.

      Our property acquisition executives continue to be concerned about high valuation levels and increased competition for prime commercial investment real estate in 2005. It appears that a combination of factors, the most dynamic of which is a substantial increase to capital allocation for real estate assets, is increasing prices on many properties we would have an interest in acquiring. This upward pressure on prices is causing capitalization rates to fall and prices per square foot to rise. Consequently, our acquisition executives are having a difficult time identifying enough property during 2005 at a price acceptable under our investment criteria to grow our overall investment banking/investment services business. Lower revenues from this business continue to negatively impact both earnings and CAD. As the fourth quarter of 2005 begins, valuation levels for many top quality investment properties remain at historically high levels, with significant competition from a variety of capital sources to acquire them. Lower capitalization rates on properties acquired for investment syndication mean lower initial cash flow yields for potential equity investors in our Sponsored REITs. Consequently a slower pace of sales of some of these investments to our clients and prospective clients may occur. We expect this trend to continue for the balance of 2005 and into 2006. We continue to rely solely on our in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time (i.e., invest in a Sponsored REIT). We also continue to evaluate our in-house sales force, as to whether we are capable, either through our existing client base or through new clients, of raising sufficient investment capital in Sponsored REITs to achieve future performance objectives.

      During the quarter ending September 30, 2005 we completed two investment banking transactions: one was for an office property in Dallas, Texas, and the other was for development of an office property in Houston, Texas. Another investment banking transaction is planned for the fourth quarter.

Results of Operations

      The following table shows each segment for the three months ended September 30, 2005 and 2004.

      (in thousands)
                                                                      Three months ended September 30,
                                                                  --------------------------------------
      Real Estate Operations                                        2005           2004         Change
                                                                    ----           ----         ------
      Real estate:
        Rental income                                             $ 21,713       $ 13,672       $ 8,041
        Transaction fees                                             2,597            152         2,445
        Management fees and interest income from loans                 149            183           (34)
                Other                                                    4             --             4
                                                                  --------------------------------------
                                                                    24,463         14,007        10,456
                                                                  --------------------------------------
      Expenses:
        Real estate operating expenses                               4,961          2,797         2,164
        Real estate taxes and insurance                              2,826          1,690         1,136
        Depreciation and amortization                                4,188          2,606         1,582
        Interest                                                     1,082             --         1,082
                                                                  --------------------------------------
                                                                    13,057          7,093         5,964
                                                                  --------------------------------------
      Other items:
        Interest income                                                442            128           314
        Equity in earnings in non-consolidated REIT's                  328             79           249
                                                                  --------------------------------------
                                                                       770            207           563
                                                                  --------------------------------------

      Contribution from real estate                                 12,176          7,121         5,055
                                                                  --------------------------------------

      Investment Banking/Investment Services:
        Syndication fees                                             2,856            155         2,701
        Transaction fees                                               253            315           (62)
                                                                  --------------------------------------
                                                                     3,109            470         2,639
                                                                  --------------------------------------
      Expenses:
        Depreciation and amortization                                   30             33            (3)
        Commissions                                                  1,457             98         1,359
                                                                  --------------------------------------
                                                                     1,487            131         1,356
                                                                  --------------------------------------
      Other items:
        Interest income                                                  9             11            (2)
        Taxes on income                                               (184)           216          (400)
                                                                  --------------------------------------
                                                                      (175)           227          (402)
                                                                  --------------------------------------

      Contribution from investment banking/investment services       1,447            566           881
                                                                  --------------------------------------

      Selling, general and administrative expenses                   2,034          1,626           408
                                                                  --------------------------------------

      Income from discontinued operations                              910            884            26
      Gain on sale of assets, net                                   14,316             --        14,316
                                                                  --------------------------------------

        Net income                                                $ 26,815        $ 6,945      $ 19,870
                                                                  ======================================

      On April 30, 2005 we completed the acquisition by merger of four Sponsored REITs. The results of operations for these four properties are included in our operating results as of May 1, 2005. We operated 28 properties for the first four months of 2005 and 32 properties for May and June 2005. Increases in rental revenues and expenses for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004 are primarily a result of these mergers. On July 13, 2005 we sold one vacant office property in California, and on September 16, 2005 and September 19, 2005 sold a residential apartment building in Louisiana and sold by transfer of its interest, an office property in Maryland. During the three and nine months ended September 30, 2004, we operated 28 properties.

Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004

      Total revenues increased $13.1 million, to $27.6 million for the three months ended September 30, 2005, as compared to $14.5 million for the three months ended September 30, 2004. Total expenses were $16.6 million for the three months ended September 30, 2005; an increase of $7.7 million compared to the three months ended September 30, 2004. The increase in revenues was primarily attributable to increases in rental revenue as a result of the mergers described above and an increase in revenue from our investment banking/investment services business as a result of greater syndication proceeds during the three months ended September 30, 2005 than the comparable period in 2004. The increase in total expenses was primarily attributable to an increase in real estate expenses associated with the mergers, direct expenses related to the increase in investment banking/investment services revenues and an increase to selling, general & administrative expenses.

      During the three months ended September 30, 2005 our investment banking/investment services segment had total gross proceeds of $44.0 million, which included the completion of the syndication of two Sponsored REITs. FSP Galleria North Corp. was completed on August 23, 2005, and FSP Park Ten Development Corp. was completed on September 28, 2005. During the three months ended September 30, 2004, our investment banking/investment services segment had total gross proceeds of $2.7 million, which included completion of the syndication of one Sponsored REIT, FSP 1441 Main Street Corp. on July 26, 2004. As a result, total gross proceeds increased $41.3 million for the three months ended September 30, 2005 compared to three months ended September 30, 2004. This increase in syndication activity illustrates the transactional nature of our investment banking/investment services segment, where during the three months ended September 30, 2005 the pace of syndications quickened and a suitable development property was syndicated. During the three months ended September 30, 2004 the lower amount of proceeds was attributable to a slower pace of syndication investment by our client base and a more difficult environment in which to find suitable properties to syndicate. Revenues and expenses for investment banking/investment services are directly related to the gross proceeds of these syndications.

Each segment is discussed in greater detail below.

      Real Estate Operations

      Contribution from the real estate segment was $12.2 million for the three months ended September 30, 2005, an increase of $5.1 million, compared to the three months ended September 30, 2004. The increase is primarily attributable to:

      o An increase in real estate operating income of $4.7 million to $13.9 million for the three months ended September 30, 2005 compared to $9.2 million for the comparable 2004 period. The increase primarily relates to the four properties owned by the Sponsored REITs which we acquired by merger on April 30, 2005, and two properties acquired in Colorado and Indiana. We define real estate operating income as rental revenues less real estate operating expenses, real estate taxes and insurance;
      o An increase in transaction fee revenues of $2.4 million to $2.6 million for the three months ended September 30, 2005 as compared to $0.2 million for the three months ended September 30, 2004. The increase was principally a result of the increase in gross syndication proceeds in the quarter compared to the same period in 2004;
      o An increase from equity in income from non-consolidated REITs of $0.3 million as a result of Sponsored REITs in syndication with greater net operating income during the three months ended September 30, 2005 compared to the three months ended September 30, 2004;
      o An increase to interest income of $0.3 million during the three months ended September 30, 2005, which was primarily a result of higher interest rates on cash and cash equivalents compared to the three months ended September 30, 2004.

      These decreases were partially offset by:

      o An increase in interest expense of $1.1 million resulting from larger loan balances outstanding for assets acquired during 2005 compared to the three months ended September 30, 2004, when there was no loan balance outstanding; and
      o An increase to depreciation and amortization of $1.6 million to $4.2 million for three months ended September 30, 2005 compared to $2.6 million for the comparable 2004 period, which primarily relates to the four properties owned by the Sponsored REITs we acquired on April 30, 2005, and two properties acquired in Colorado and Indiana.

      Investment Banking/Investment Services

      Contribution from the investment banking and services segment increased $0.9 million to $1.4 million for the three months ended September 30, 2005, compared to $0.6 million for the three months ended September 30, 2004. The increase is primarily attributable to:

      o An increase in syndication and transaction fee revenues of $2.6 million, which was primarily attributable to a higher level of gross syndication proceeds during the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

      This increase was partially offset by:

      o A increase in commission expense of $1.4 million, which relates to the increase in gross syndication proceeds;
      o An increase in tax expense of $0.4 million to $0.2 million for the three months ended September 30, 2005 as compared to a tax credit of $0.2 million for the three months ended September 30, 2004;

      Selling, general and administrative expenses

      Selling, general and administrative expenses arise primarily from corporate related expenses and costs associated with our headquarters in Wakefield, Massachusetts where both business segments are managed. Over the last few years there has been a shift in expense and cost allocation between the segments from being primarily related to investment banking activity to a greater focus on real estate operations. This shift has occurred as a result of:

      o The increase in the number of owned properties in our real estate portfolio, and related direct acquisition and disposition of real estate assets;
      o The trend to a lower level of syndication proceeds from the investment banking segment;
      o An increased level of management time related to our real estate operations.

      As a result of this internal shift, we compare the total selling, general and administrative expenses from period-to-period as we believe it more meaningful than comparison of allocated expenses to each segment.

      Selling, general and administrative costs increased $0.4 million to $2.0 million for the three months ended September 30, 2005 compared to $1.6 million for the three months ended September 30, 2004, which were primarily from costs of monitoring and managing a larger portfolio of REITs, expenses incurred related to the public trading of our stock, which commenced on June 2, 2005, and increases to franchise taxes. We had approximately 35 employees as of September 30, 2005 at our headquarters in Wakefield compared to 37 employees as of September 30, 2004.

      Discontinued Operations

      During June 2005 an agreement was reached to sell a property called Blue Ravine, which is located in Folsom, California. The sale was completed on July 13, 2005 and resulted in a loss of approximately $1,127,000. The property had been vacant since mid-2003. The offer to purchase the property was compared to estimated future costs to convert the property from a single tenant to a multi-tenant facility and lease the building. The Company concluded that accepting the offer was the more prudent decision because the management time and oversight of such a conversion outweighed the potential future benefit.

      On September 29, 2005, we recorded a non-monetary exchange gain of $339,000 from contribution of 2.9 acres of developable land we contributed in exchange for 8.5 preferred shares (approximately 3.05%) of a Sponsored REIT, FSP Park Ten Development Corp. ("Park Ten Development"). The appraised value of the land and market value of the stock acquired were used to estimate the sale price, and the gain was recorded net of the Company's interest in Park Ten Development.

      During September 2005 the Company sold a residential property called Mansions in the Park, which is located in Baton Rouge, Louisiana, and sold by transfer of its interest, an office property called Gateway Crossing, which is located in Columbia, Maryland at gains, which aggregated approximately $14,048,000. Also during September 2005 an agreement was reached to sell two other residential properties called Essex House and Gael Apartments, which are located adjacent to each other in Houston, Texas; and an agreement was reached to sell an office property called Telecom Business Center in San Diego, California. The residential properties were sold on October 4 and 5, 2005; and Telecom Business Center is expected to be sold in December 2005. Each of these properties is anticipated to be sold at a gain. The total gains for the three sales are expected to be approximately $17,100,000.

      Accordingly, as of September 30, 2005, each of the three unsold properties at September 30, 2005 is classified as held for sale and is classified as discontinued operations on the income statement. Income from discontinued operations of the six properties in total was approximately $910,000 and $884,000 for the three months ended September 30, 2005 and 2004, respectively.

      During the first and third quarter of 2005 the Company acquired two office properties, one in Englewood, Colorado and another in Indianapolis, Indiana, which were acquired through borrowings under the Loan Agreement. The sale of assets completed in September and October 2005 raised proceeds to repay these borrowings.

      The Company will continue to evaluate its portfolio, and from time-to-time may decide to dispose of properties.

      Net Income

      Net income for the three months ended September 30, 2005 increased $19.9 million to $26.8 million compared to $6.9 million for the reasons discussed above.

      The following table shows each segment for the nine months ended September 30, 2005 and 2004.

(in thousands)
                                                                 Nine months ended September 30,
                                                             --------------------------------------
Real Estate Operations                                         2005           2004         Change
                                                               ----           ----         ------
Revenues:
  Rental income                                              $ 55,290       $ 44,675      $ 10,615
  Transaction fees                                              6,119          7,758        (1,639)
  Management fees and interest income from loans                1,602            439         1,163
      Other                                                        10              5             5
                                                             --------------------------------------
                                                               63,021         52,877        10,144
                                                             --------------------------------------
Expenses:
  Real estate operating expenses                               11,842          8,458         3,384
  Real estate taxes and insurance                               7,296          5,572         1,724
  Depreciation and amortization                                11,029          8,144         2,885
  Interest                                                      2,825            517         2,308
                                                             --------------------------------------
                                                               32,992         22,691        10,301
                                                             --------------------------------------
Other items:
  Interest income                                               1,024            466           558
  Equity in earnings in non-consolidated REIT's                 1,295            464           831
                                                             --------------------------------------
                                                                2,319            930         1,389
                                                             --------------------------------------

Contribution from real estate                                  32,348         31,116         1,232
                                                             --------------------------------------

Investment Banking/Investment Services:
  Revenues:
  Syndication fees                                              6,977          8,603        (1,626)
  Transaction fees                                                769          1,451          (682)
                                                             --------------------------------------
                                                                7,746         10,054        (2,308)
                                                             --------------------------------------
Expenses:
  Depreciation and amortization                                   101            112           (11)
  Commissions                                                   3,648          4,384          (736)
                                                             --------------------------------------
                                                                3,749          4,496          (747)
                                                             --------------------------------------
Other items:
  Interest income                                                  24             32            (8)
  Taxes on income                                                (298)          (760)          462
                                                             --------------------------------------
                                                                 (274)          (728)          454
                                                             --------------------------------------

Contribution from investment banking/investment services        3,723          4,830        (1,107)
                                                             --------------------------------------

Selling, general and administrative expenses                    5,601          4,921           680
                                                             --------------------------------------

Income from discontinued operations                             2,962          2,815           147
Gain on sale of assets, net                                    13,260             --        13,260
                                                             --------------------------------------

  Net income                                                 $ 46,692       $ 33,840      $ 12,852
                                                             ======================================

Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004:

      Total revenues increased $7.8 million, or 12.5%, to $70.7 million for the nine months ended September 30, 2005, as compared to $62.9 million for the nine months ended September 30, 2004. Total expenses were $42.3 million for the nine months ended September 30, 2005; an increase of $10.2 million, or 31.9%, compared to the nine months ended September 30, 2004. The increase in revenues was primarily attributable to increases in rental revenue as a result of the mergers and acquisitions described above that was partially offset by a decrease in revenue from our investment banking/investment services business.

      During the nine months ended September 30, 2005 our investment banking/investment services segment had total gross proceeds of $105.3 million, which included completion of the syndication of FSP 505 Waterford Corp., FSP Galleria North Corp., both of which had been started in the fourth quarter of 2004, and FSP Park Ten Development Corp., which was started in August 2005 and completed during September 2005 During the nine months ended September 30, 2004, our investment banking/investment services segment had total gross proceeds of $134.9 million, which included completion of the syndication of five Sponsored REITs. Total gross proceeds decreased $29.6 million for the nine months ended September 30, 2005 compared to nine months ended September 30, 2004. This decrease was attributable to a slower pace of syndication investments and a more difficult environment in which to find suitable properties to syndicate during the nine months ended September 30, 2005 compared to the same period in 2004. Revenues and expenses for investment banking/investment services are directly related to the gross proceeds of these syndications.

Each segment is discussed in greater detail below.

      Real Estate Operations

      Contribution from the real estate segment was $32.3 million for the nine months ended September 30, 2005; an increase of $1.2 million, or 4.0%, compared to the nine months ended September 30, 2004. The increase is primarily attributable to:

      o An increase in real estate operating income from real estate of $5.5 million to $36.1 million for nine months ended September 30, 2005 compared to $30.6 million for the comparable 2004 period, which primarily relates to the four properties owned by the Sponsored REITs which we acquired by on April 30, 2005.
      o An increase from equity in income from non-consolidated REITs of $0.8 million as a result of Sponsored REITs in syndication with greater net operating income during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004;
      o An increase to interest income of $0.6 million during the nine months ended September 30, 2005, which was primarily a result of higher interest rates on cash and cash equivalents compared to the nine months ended September 30, 2004;
      o An increase in management fees and interest income of $1.2 million to $1.6 million for the nine months ended September 30, 2005 compared to $0.4 million for the nine months ended September 30, 2004. The increase is primarily attributable to interest income from Sponsored REITs, which had higher interest rates charged and larger loan balances outstanding for a longer period of time during the comparable nine month period ending September 30, 2004.

These decreases were partially offset by:

      o A decrease in transaction fee revenues of $1.6 million to $6.1 million for the nine months ended September 30, 2005 as compared to $7.7 million for the nine months ended September 30, 2004. The decrease was principally caused by the decrease in gross syndication proceeds compared to the same period in 2004;
      o An increase to depreciation and amortization of $2.9 million to $11.0 million for nine months ended September 30, 2005 compared to $8.1 million for the comparable 2004 period, which relates to the four properties owned by the Sponsored REITs, that we acquired on April 30 2005, and two properties acquired in Colorado and Indiana; and
      o An increase in interest expense of $2.3 million resulting from higher interest rates and larger loan balances outstanding for assets acquired during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

      Investment Banking/Investment Services

      Contribution from the investment banking and services segment decreased $1.1 million to $3.7 million for the nine months ended September 30, 2005, compared to $4.8 million for the nine months ended September 30, 2004. The decrease is primarily attributable to:

      o A decrease in syndication and transaction fee revenues of $2.3 million, which was primarily attributable to a lower level of gross syndication proceeds during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

      This decrease was partially offset by:

      o A decrease in commission expense of $0.7 million, which relates to the decrease in gross syndication proceeds; and
      o A decrease in tax expense of $0.5 million to $0.3 million for the nine months ended September 30, 2005 as compared to $0.8 million for the nine months ended September 30, 2004.

      Selling, general and administrative expenses

      Selling, general and administrative costs increased $0.7 million to $5.6 million for the nine months ended September 30, 2005 compared to $4.9 million for the nine months ended September 30, 2004, which were primarily from costs of monitoring and managing a larger portfolio of REITs, expenses related to having a publicly traded stock, which commenced on June 2, 2005, and increases to franchise taxes. These increases were partially offset by decreases to professional fees related to an investor related project completed in 2004. We had approximately 35 employees as of September 30, 2005 at our headquarters in Wakefield compared to 37 employees as of September 30, 2004.

      Discontinued Operations

      During June 2005 an agreement was reached to sell a property called Blue Ravine, which is located in Folsom, California. The sale was completed on July 13, 2005 and resulted in a loss of approximately $1,127,000. The property had been vacant since mid-2003. The offer to purchase the property was compared to estimated future costs to convert the property from a single tenant to a multi-tenant facility and lease the building. The Company concluded that accepting the offer was the more prudent decision because the management time and oversight of such a conversion outweighed the potential future benefit.

      On September 29, 2005, we recorded a non-monetary exchange gain of $339,000 from contribution of 2.9 acres of developable land we contributed in exchange for 8.5 preferred shares (approximately 3.05%) of a Sponsored REIT, FSP Park Ten Development Corp. ("Park Ten Development"). The appraised value of the land and market value of the stock acquired were used to estimate the sale price, and the gain was recorded net of the Company's interest in Park Ten Development.

      During September 2005 the Company sold a residential property called Mansions in the Park, which is located in Baton Rouge, Louisiana, and sold by transfer of its interest, an office property called Gateway Crossing, which is located in Columbia, Maryland at gains, which aggregated approximately $14,048,000. Also during September 2005 an agreement was reached to sell two other residential properties called Essex House and Gael Apartments, which are located adjacent to each other in Houston, Texas; and an agreement was reached to sell an office property called Telecom Business Center in San Diego, California. The residential properties were sold on October 4 and 5, 2005; and Telecom Business Center is expected to be sold in December 2005. Each of these properties is anticipated to be sold at a gain. The total gains for the three sales are expected to be approximately $17,100,000.

      Accordingly, as of September 30, 2005, each of the three unsold properties is classified as held for sale and each of the six properties sold or to be sold is classified as discontinued operations on the income statement. Income from discontinued operations of the six properties was approximately $2,962,000 and $2,815,000 for the nine months ended September 30, 2005 and 2004, respectively.

      During the first and third quarter of 2005 the Company acquired two office properties, one in Englewood, Colorado and another in Indianapolis, Indiana, which were acquired through borrowings under the Loan Agreement. The sale of assets completed in September and October 2005 raised proceeds to repay these borrowings.

      The Company will continue to evaluate its portfolio, and from time-to-time may decide to dispose of properties.

      Net Income

      Net income for the nine months ended September 30, 2005 increased $12.9 million to $46.7 million compared to $33.8 million for the reasons discussed above.

Liquidity and Capital Resources

      Cash and cash equivalents were $66.2 million and $52.8 million at September 30, 2005 and December 31, 2004, respectively. This increase of $13.4 million is attributable to $49.5 million provided by operating activities, $34.7 million provided by investing activities less $70.8 million used for financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations, cash anticipated to be generated by the sale of preferred stock in future Sponsored REITs and our line of credit will be sufficient to meet working capital requirements and anticipated capital expenditures and improvements for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly formed Sponsored REITs. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in part upon the level of interest on the part of investors in purchasing shares of Sponsored REITs and the level of rental income from our real properties.

      Operating Activities

      The cash provided by our operating activities of $49.5 million is primarily attributable to net income of $46.7 million, plus the add-back of $15.9 million of non-cash activity and $0.2 million of distributions in excess of income from non-consolidated REITs, less the gain on sale of assets of $13.3 million.

      Investing Activities

      Our cash provided by investing activities of $34.8 million is attributable to the sale of assets held for syndication of $59.5 million plus proceeds from the sale of assets $53.0 million plus cash acquired through our merger transaction that was completed on April 30, 2005 of $10.6 million, less uses of $87.9 million for acquisitions and additions to real estate investments and office equipment, and costs paid related to the merger of $0.4 million.

      Financing Activities

      Our cash used by financing activities of $70.8 million is primarily attributable to $48.4 million of distributions to shareholders; and net repayments on our line of credit and deferred financing costs from our amended and restated line of credit of $22.4 million. Net repayments made during the nine months ended September 30, 2005 were from investment banking proceeds on assets held for syndication and proceeds from sales of properties, which were partially offset by borrowings for interim financing of property acquisitions.

      Line of Credit

      We have a revolving line of credit agreement (the "Loan Agreement") with a group of banks providing for borrowings of up to $150 million. During August 2005 the Loan Agreement was amended and restated, and the maturity date was extended to August 18, 2008. Borrowings under the Loan Agreement bear interest at either the bank's prime rate (6.75% at September 30, 2005) or a rate equal to LIBOR plus 125 basis points (5.02% at September 30, 2005). Borrowings outstanding under the Loan Agreement at September 30, 2005 were $37.1 million. We are in compliance with all bank covenants required by the Loan Agreement.

      On October 6, 2005 the Company repaid the entire outstanding balance of $37.1 million with proceeds from the sale of two properties called Essex House and Gael Apartments.

      Contingencies

      We are subject to various legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

      Assets Held for Syndication

      As of September 30, 2005 there were no assets held for syndication. On August 23, 2005 we completed the syndication of FSP Galleria North Corp., and on September 28, 2005 we completed the syndication of FSP Park Ten Development Corp. As of December 31, 2004 we had two assets held for syndication. One was FSP 505 Waterford Corp., which was completed in January 2005, and the other was FSP Galleria North Corp.

      Assets Held for Sale

      During September 2005 an agreement was reached to sell two residential properties called Essex House and Gael Apartments, which are located adjacent to each other in Houston, Texas; and an agreement was reached to sell an office property called Telecom Business Center in San Diego, California. The residential properties were sold on October 4 and 5, 2005; and Telecom Business Center is expected to be sold in December 2005. Each of these properties is anticipated to be sold at a gain, and the total gains for the three sales are expected to be approximately $17,100,000. As of September 30, 2005 the three properties to be sold are classified as held for sale on the balance sheet and their cost basis.

      Related Party Transactions

      In the nine months ended September 30, 2005, we completed the syndication of FSP 505 Waterford Corp., FSP Galleria North Corp., and FSP Park Ten Development Corp. We did not enter into any other significant transactions with related parties during the quarter ended September 30, 2005. For a discussion of transactions between us and related parties during 2004, see Footnote No. 5 "Related Party Transactions" to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

      Other Considerations

      We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the three and nine months ended September 30, 2005 and 2004 the rental income exceeded the expenses for each individual property, with the exception of Lyberty Way and Blue Ravine. The single tenant lease at the Lyberty Way property located in Westford, Massachusetts, expired October 31, 2004. We have not re-let this property and expect that it will not produce revenue to cover its expenses in the fourth quarter. The property called Blue Ravine, which was sold on July 13, 2005, had been vacant since June 2003 and had operating expenses of approximately $12,000 and $170,000 for the three and nine months ended September 30, 2005.


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

      As of September 30, 2005, we owned 31 properties, including three that were held for sale. Some or all of these properties may decline in value. To the extent our real properties decline in value, our stockholders could lose some or all the value of their investments. The value of our common stock may still be adversely affected if the real properties held by us decline in value since these real properties represent the majority of the tangible assets held by us. Moreover, if either we are forced to sell or lease the real property held by us below its initial purchase price or its carrying costs or if we are forced to lease real property at below market rates because of the condition of the property, our results of operations would be adversely affected and such negative results of operations may result in lower dividends being paid to holders of our common stock.

New acquisitions may fail to perform as expected.

      We may acquire new properties, whether by direct FSP Corp. cash purchase, by acquisition of Sponsored REITs or other properties by cash or through the issuance of shares of our stock or by investment in a Sponsored REIT. We acquired four Sponsored REITs and the properties they own on April 30, 2005, and acquired two properties in Colorado and Indiana. Newly acquired properties may fail to perform as expected, in which case, our results of operations could be adversely affected.

We face risks in developing, owning and operating real property.

      An investment in us is subject to the risks incident to the development, ownership and operation of real estate-related assets. These risks include the fact that real estate investments are generally illiquid, which may impact our ability to vary our portfolio in response to changes in economic and other conditions, as well as the risks normally associated with:

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

      When leases expire, we will incur expenses and may not be able to re-lease the space on the same terms. Certain leases provide tenants the right to terminate early if they pay a fee. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce distributions to our stockholders. For example, our standard lease term is five years, so approximately 20%, of our rental revenue from commercial properties could be expected to expire each year. Leases for residential properties generally expire in less than one year.

We face risks from geographic concentration.

      The properties in our portfolio as of September 30, 2005, by aggregate square footage, are distributed geographically as follows: Southwest - 25%, Northeast - 23%, Midwest - 22%, West - 19% and Southeast 11%. However, within certain of those regions, we hold a larger concentration of our properties in Virginia - 12%, Dallas, Texas - 14% and Houston, Texas - 9%. We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We were not a party to any derivative financial instruments at or during the nine months ended September 30, 2005.

We borrow from time-to-time on our line of credit. These borrowings bear interest at the bank's prime rate (6.75% at September 30, 2005) or at the rate of LIBOR plus 125 basis points (5.02% at September 30, 2005), as elected by us when requesting funds as defined by the Loan Agreement. As of September 30, 2005, $37,135,000 was outstanding under the line of credit consisting of one borrowing of $37,135,000 at the LIBOR plus 125 basis point rate, or 5.02%. We have used funds drawn on our line of credit for the purpose of making interim acquisition financing or mortgage loans to Sponsored REITs. The mortgage loans bear interest at the same variable rate payable by us under our line of credit. In instances where there is a mortgage loan, we believe that we have mitigated our interest rate risk with respect to those borrowings.

Item 4. Controls and Procedures

Our management, with the participation of FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(d) under the Exchange Act) as of September 30, 2005. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Chief Financial Officer by others within these entities as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings:

      Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

      (c) The following table provides information about purchases by Franklin Street Properties Corp. during the quarter ended September 30, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:


                      ISSUER PURCHASES OF EQUITY SECURITIES

------------------------- --------------------- --------------------- --------------------- ---------------------------
                                  (a)                   (b)                   (c)                      (d)

                                                                                                Maximum Number (or
                                                                        Total Number of         Approximate Dollar
                                                                       Shares (or Units)       Value) of Shares (or
                                                                       Purchased as Part      Units) that May Yet Be
                            Total Number of        Average Price          of Publicly          Purchased Under the
                           Shares (or Units)       Paid per Share       Announced Plans         Plans or Programs
Period                       Purchased (1)            (or Unit)         or Programs (1)              (1) (2)
------------------------- --------------------- --------------------- --------------------- ---------------------------

07/01/05-07/31/05                  0                    N/A                    0                        0
------------------------- --------------------- --------------------- --------------------- ---------------------------

08/01/05-08/31/05                  0                    N/A                    0                        0
------------------------- --------------------- --------------------- --------------------- ---------------------------

09/01/05-09/30/05                  0                    N/A                    0                        0
------------------------- --------------------- --------------------- --------------------- ---------------------------

Total:                             0                    N/A                    0                        0
------------------------- --------------------- --------------------- --------------------- ---------------------------

      (1) FSP Corp.'s Articles of Incorporation provide that FSP Corp. will use its best efforts to redeem shares of its common stock from stockholders who request such redemption. Any FSP Corp. stockholder wishing to have shares redeemed must make such a request no later than July 1 of any year for a redemption that would be effective the following January 1.

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

      (2) On October 28, 2005 FSP Corp. announced that the Board of Directors of FSP Corp. had authorized the repurchase of up to $35 million of the Company's common stock from time to time in the open market or in privately negotiated transactions.

Item 3. Defaults Upon Senior Securities:

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders:

      None

Item 5. Other Information:

      For purposes of Regulation FD the Company has attached a table regarding the investors in Sponsored REITs attached as Exhibit 99.1 hereto.

Item 6. Exhibits:

      3.1 Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant's Current Report on Form 8-K dated October 28, 2005).

      10.1 Second Amended and Restated Loan Agreement, dated as of August 16, 2005, by and among the Registrant, certain of its wholly-owned subsidiaries, Citizens Bank of Massachusetts, Bank of America, N.A., Chevy Chase Bank, F.S.B. and other lenders which may become party thereto from time to time (incorporated by reference to the Registrant's Current Report on Form 8-K dated August 18, 2005).

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

                                         Franklin Street Properties Corp.


         Date                     Signature                    Title
         ----                     ---------                    -----


Date: November 2, 2005      /s/ George J. Carter     Chief Executive Officer and Director
                            ----------------------   (Principal Executive Officer)
                            George J. Carter


Date: November 2, 2005      /s/ John G. Demeritt     Senior Vice President and Chief Financial
                            ----------------------   Officer (Principal Financial Officer)
                            John G. Demeritt