Form 10-K
period 2005-12-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2006-02-24
CIK 1031316

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

            For the fiscal year ended December 31, 2005

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from         to

                          Commission File No. 001-32470

                        FRANKLIN STREET PROPERTIES CORP.
             (Exact name of registrant as specified in its charter)

                Maryland                                       04-3578653
    -------------------------------                         ----------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

401 Edgewater Place, Suite 200, Wakefield, Massachusetts       01880-6210
--------------------------------------------------------       ----------
 (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (781) 557-1300

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class:             Name of exchange on which registered:
Common Stock, $.0001 par value per share           American Stock Exchange


      Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |X| No |_|.

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes |_| No |X|.

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One).

      Large accelerated filer |X|   Accelerated filer |_|
      Non-accelerated filer |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2005 the aggregate market value was $1,010,861,107.

      There were 59,794,608 shares of Common Stock outstanding as of February 21, 2006.

Documents incorporated by reference: The registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant's Annual Meeting of Stockholders to be held on May 12, 2006. The information required in response to Items 10 - 14 of Part III of this Form 10-K, other than that contained in Part I under the caption, "Directors and Executive Officers of FSP Corp.," is hereby incorporated by reference to such proxy statement.

                                TABLE OF CONTENTS

FRANKLIN STREET PROPERTIES CORP................................................1
PART I.........................................................................1
  Item 1.  Business............................................................1
  Item 1A. Risk Factors........................................................4
  Item 1B. Unresolved Staff Comments..........................................10
  Item 2.  Properties.........................................................11
  Item 3.  Legal Proceedings..................................................13
  Item 4.  Submission of Matters to a Vote of Security Holders................14
  Item 4A. Directors and Executive Officers of FSP Corp.......................14

PART II.......................................................................17
  Item 5.  Market For Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities..................17
  Item 6.  Selected Financial Data............................................19
  Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................20
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk..........36
  Item 8.  Financial Statements and Supplementary Data........................37
  Item 9.  Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure...............................................37
  Item 9A. Controls and Procedures............................................37
  Item 9B. Other information..................................................38

PART III......................................................................39
  Item 10. Directors and Executive Officers of the Registrant.................39
  Item 11. Executive Compensation.............................................39
  Item 12. Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters....................................39
  Item 13. Certain Relationships and Related Transactions.....................39
  Item 14. Principal Accounting Fees and Services.............................39

PART IV.......................................................................40
  Item 15. Exhibits and Financial Statement Schedules.........................40

SIGNATURES ...................................................................41

PART I

Item 1. Business

History

      Our company, Franklin Street Properties Corp., which we will refer to as FSP Corp. or the Company, is a Maryland corporation that operates in a manner intended to qualify as a real estate investment trust for federal income tax purposes. FSP Corp. is the successor to Franklin Street Partners Limited Partnership, or the FSP Partnership, which was originally formed as a Massachusetts general partnership in January 1997 as the successor to a Massachusetts general partnership that was formed in 1981. On January 1, 2002, the FSP Partnership converted into FSP Corp., which we refer to as the conversion. As a result of this conversion, the FSP Partnership ceased to exist and we succeeded to the business of the FSP Partnership. In the conversion, each unit of both general and limited partnership interests in the FSP Partnership was converted into one share of our common stock. As a result of the conversion, we hold, directly and indirectly, 100% of the interest in three former subsidiaries of the FSP Partnership: FSP Investments LLC, FSP Property Management LLC, and FSP Holdings LLC. We operate some of our business through these subsidiaries.

      On June 1, 2003, we acquired 13 real estate investment trusts by merger. In these mergers, we issued 25,000,091 shares of our common stock to holders of preferred stock in these REITs. As a result of these mergers, we now hold all of the assets previously held by these REITs.

      On April 30, 2005, we acquired four real estate investment trusts by merger. In these mergers we issued 10,894,994 shares of common stock to holders of preferred stock in these REITs. As a result of these mergers, we now hold all of the assets previously held by these REITs.

        On June 2, 2005 we began trading our common stock on the American Stock Exchange under the symbol "FSP".

Our Business

      We operate in two business segments and have two principal sources of revenue:

      o Real estate operations, including real estate leasing, interim acquisition financing, development and asset/property management, which generate rental income, loan origination fees and interest income, development fees and management fees, respectively.

      o Investment banking/investment services, which generate brokerage commissions and other fees related to the organization of single-purpose entities that own real estate and the private placement of equity in those entities. Since 2001, we refer to these entities as Sponsored REITs that are organized as corporations and operated in a manner intended to qualify as real estate investment trusts. Previously these entities were called Sponsored Entities and were organized as partnerships.

      See Note 3 to our consolidated financial statements for additional information regarding our business segments.

      Real Estate

      We own a portfolio of real estate consisting of 27 properties which we operate as of December 31, 2005, and includes 24 office buildings, two industrial use properties and one apartment complex. In addition, we own one office building that is held for sale as of December 31, 2005, and we expect to complete the sale by December 2006. We derive rental revenue from income paid to us by tenants of these properties. See Item 2 of this Annual Report on Form 10-K.

      FSP Corp. typically makes a loan to each Sponsored REIT secured by a mortgage on the borrower's real estate. Those loans produce revenue in the form of interest and loan origination fees payable to FSP Corp. These loans typically are repaid out of the proceeds of the borrower's equity offering.

      We also provide development services, asset management services, property management services and/or property accounting services to our portfolio and certain of our Sponsored REITs through our subsidiary FSP Property Management LLC. FSP Corp. recognizes revenue for its receipt of fee income from Sponsored REITs that have not been acquired by us. FSP Property Management does not receive any rental income.

      Investment Banking/Investment Services

      Through our subsidiary FSP Investments, which acts as a real estate investment banking firm and broker/dealer, we organize Sponsored REITs, and sell equity in them through private placements exempt from registration under the Securities Act of 1933. These single-purpose entities each typically acquire a single real estate asset. FSP Investments raises all the capital required to fully equitize these entities through best efforts offerings to "accredited investors" within the meaning of Regulation D of the Securities Act. We retain 100% of the common stock interest in the Sponsored REIT, though there is virtually no economic benefit or risk subsequent to the completion of the syndication. Since 1997, FSP Investments has sponsored 44 entities, 14 of which were Sponsored Entities, and 30 of which were Sponsored REITs.

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

Investment Objectives

      Our investment objective is to increase the cash available for distribution in the form of dividends to our stockholders by increasing revenue from rental income, any net gains from sales of properties and investment banking services. We expect that, through FSP Investments, we will continue to organize and cause the offering of Sponsored REITs in the future and that we will continue to derive investment banking/investment services income, from such activities as well as real estate revenue from loan origination fees, development fees and interest. We may also acquire additional real properties by direct cash purchase or by acquisition of Sponsored REITs. In addition, we may invest in real estate by purchasing shares of preferred stock offered in the syndications of our Sponsored REITs.

      From time to time, as market conditions warrant, we may sell properties owned by us. In 2005 we sold six properties and reached an agreement to sell another property. In 2004 no properties were sold. When we sell a property, we either distribute some or all of the sale proceeds to our stockholders as a distribution or retain some or all of such proceeds for investment in real properties or other corporate activities.

      We may acquire, and have acquired, real properties in any geographic area of the United States and of any property type. We own 28 properties that are located in 14 different states. Of the 28 properties, 25 are office buildings (one of which is held for sale), two are industrial properties and one is an apartment complex. See Item 2 of this Annual Report on Form 10-K.

      We rely on the following principles in selecting real properties for acquisition by a Sponsored REIT or FSP Corp. and managing them after acquisition:

      o we seek to buy or develop investment properties at a price which produces value for investors and avoid overpaying for real estate merely to outbid competitors;

      o we seek to buy or develop properties in excellent locations with substantial infrastructure in place around them and avoid investing in locations where the future construction of such infrastructure is speculative;

      o we seek to buy or develop properties that are well-constructed and designed to appeal to a broad base of users and avoid properties where quality has been sacrificed to cost savings in construction or which appeal only to a narrow group of users;

      o we aggressively manage, maintain and upgrade our properties and refuse to neglect or undercapitalize management, maintenance and capital improvement programs; and

      o we believe that we have the ability to hold properties through down cycles and avoid leveraging properties and placing them at risk of foreclosure; as of February 21, 2006, none of our 28 properties was subject to mortgage debt.

Line of Credit

      We currently have an unsecured revolving line of credit with a group of banks that provides for borrowings of up to $150,000,000. We have drawn on this line of credit, and intend to draw on this line of credit in the future, to obtain funds primarily for the purpose of making interim mortgage loans to Sponsored REITs or for interim financing of properties we acquire directly for our portfolio. We typically cause mortgage loans to Sponsored REITs to be secured by a first mortgage against the real property owned by the Sponsored REIT. We make these loans to enable a Sponsored REIT to acquire real property prior to the consummation of the offering of its equity interests, and the loan is repaid out of the offering proceeds. We have no restriction on the percentage of our assets that may be invested in any single mortgage.

Competition

      With respect to our real estate investments, we face competition in each of the markets where the properties are located. In order to establish, maintain or increase the rental revenues for a property, it must be competitive on location, cost and amenities with other buildings of similar use. Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services. On the other hand, some of our competitors may be smaller or have less fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level. In markets where there is not currently significant existing property competition, our competitors may decide to enter the market and build new buildings to compete with our existing projects or those in a development stage. Our competition is not only with other landlords and developers, but also with the choice of home ownership or ownership of office condominiums, and larger market forces (including changes in interest rates and tax treatment) and individual decisions beyond our control may affect our ability to compete with those forms of ownership.

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

Employees

      We had 39 employees as of December 31, 2005.

Available Information

      We are subject to the informational requirements of the Securities Exchange Act of 1934, and, in accordance therewith, we file reports and other information with the Securities and Exchange Commission (SEC). The reports and other information we file can be inspected and copied at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Such reports and other information may also be obtained from the web site that the SEC maintains at http://www.sec.gov. Further information about the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

      We make available, free of charge through our website www.franklinstreetproperties.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the SEC.

      Reports and other information concerning us may also be obtained electronically through a variety of databases, including, among others, the Electronic Data Gathering and Retrieval (EDGAR) program, Knight-Ridder Information Inc., Federal Filing/Dow Jones and Lexis/Nexis.

      We will voluntarily provide paper copies of our filings and code of ethics upon written request at the address on the cover of this Annual Report on Form 10-K, free of charge.

Item 1A. Risk Factors

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

      Growth in our investment banking/investment services business and our portfolio of real estate is dependent on the ability of our acquisition executives to find properties for sale and/or development which meet our investment criteria. To the extent they fail to find such properties, we will be unable to syndicate offerings of Sponsored REITs to investors, and this segment of our business could have lower revenue, which would reduce the cash available for distribution to our stockholders, and we would be unable to increase the size of our portfolio of real estate.

If we are unable to fully syndicate a Sponsored REIT, we may be required to keep a balance outstanding on our line of credit or use our cash balance to repay our line of credit, which may reduce cash available for distribution to our stockholders.

      We typically draw on our line of credit to make an interim mortgage loan to a Sponsored REIT, so that it can acquire real property prior to the consummation of the offering of its equity interests; this interim loan is secured by a first mortgage against the real property acquired by the Sponsored REIT. Once the offering has been completed, the Sponsored REIT repays the loan out of the offering proceeds. If we are unable to fully syndicate a Sponsored REIT, the Sponsored REIT could be unable to fully repay the loan, and we would have to satisfy our obligation under our line of credit through other means. If we are required to use cash for this purpose, we would have less cash available for distribution to our stockholders.

A default under our line of credit could have a material adverse effect on the cash available for distribution to our stockholders and would limit our growth.

      We typically draw on our line of credit to make an interim mortgage loan to a Sponsored REIT, so that the Sponsored REIT can acquire real property prior to the consummation of the offering of such Sponsored REIT's equity interests. Once the offering has been completed, the Sponsored REIT repays the loan out of the offering proceeds. We also may use the line of credit to purchase properties directly for our real estate portfolio. A default under our line of credit could result in difficulty financing growth in both the investment banking/investment services and real estate segments of our business. It could also result in a reduction in the cash available for distribution to our stockholders because revenue for our investment banking/investment services segment is directly related to the amount of equity raised by Sponsored REITs which we syndicate. In addition, a significant part of our growth strategy is to acquire additional real properties by cash purchase or by acquisition of Sponsored REITs, and the inability to utilize the line of credit would make it substantially more difficult to pursue acquisitions by either method. To the extent we have a balance outstanding on the line of credit on the date of its default, we would have to satisfy our obligation through other means. If we are required to use cash for this purpose, we would have less cash available for distribution to our stockholders.

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

      As of February 21, 2006, we owned 28 properties, of which one was held for sale. Some or all of these properties may decline in value. To the extent our real properties decline in value, our stockholders could lose some or all the value of their investments. The value of our common stock may be adversely affected if the real properties held by us decline in value since these real properties represent the majority of the tangible assets held by us. Moreover, if we are forced to sell or lease the real property held by us below its initial purchase price or its carrying costs or if we are forced to lease real property at below market rates because of the condition of the property, our results of operations would be adversely affected and such negative results of operations may result in lower dividends being paid to holders of our common stock.

New acquisitions may fail to perform as expected.

      We may acquire new properties, whether by direct FSP Corp. purchase with cash or our line of credit, by acquisition of Sponsored REITs or other entities by cash or through the issuance of shares of our stock or by investment in a Sponsored REIT. We acquired four Sponsored REITs and the properties they own on April 30, 2005, and acquired a property in Colorado in February 2005, and another property in Indiana, in July 2005. Newly acquired properties may fail to perform as expected, in which case, our results of operations could be adversely affected.

We face risks in owning, developing and operating real property.

      An investment in us is subject to the risks incident to the ownership, development and operation of real estate-related assets. These risks include the fact that real estate investments are generally illiquid, which may impact our ability to vary our portfolio in response to changes in economic and other conditions, as well as the risks normally associated with:

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

      The properties in our portfolio as of December 31, 2005, by aggregate square footage, are distributed geographically as follows: Southwest - 25%, Northeast - 23%, Midwest - 23%, West - 18% and Southeast 11%. However, within certain of those regions, we hold a larger concentration of our properties in Dallas, Texas - 14%, Virginia - 12% and Houston, Texas - 9%. We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions.

We compete with national, regional and local real estate operators and developers, which could adversely affect our cash flow.

      Competition exists in every market in which our properties are currently located and in every market in which properties we may acquire in the future will be located. We compete with, among others, national, regional and numerous local real estate operators and developers. Such competition may adversely affect the percentage of leased space and the rental revenues of our properties, which could adversely affect our cash flow from operations and our ability to make expected distributions to our stockholders. Some of our competitors may have more resources than we do or other competitive advantages. Competition may be accelerated by any increase in availability of funds for investment in real estate. For example, decreases in interest rates tend to increase the availability of funds and therefore can increase competition. To the extent that our properties continue to operate profitably, this will likely stimulate new development of competing properties. The extent to which we are affected by competition will depend in significant part on local market conditions.

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

We are subject to compliance with the Americans With Disabilities Act and fire and safety regulations, any of which could require us to make significant capital expenditures.

      All of our properties are required to comply with the Americans With Disabilities Act (ADA), and the regulations, rules and orders that may be issued thereunder. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to persons with disabilities. Compliance with ADA requirements might require, among other things, removal of access barriers and noncompliance could result in the imposition of fines by the U.S. government or an award of damages to private litigants.

      In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. Compliance with such requirements may require us to make substantial capital expenditures, which expenditures would reduce cash otherwise available for distribution to our stockholders.

We may lose capital investment or anticipated profits if an uninsured event occurs.

      We carry, or our tenants carry, comprehensive liability, fire and extended coverage with respect to each of our properties, with policy specification and insured limits customarily carried for similar properties. There are, however, certain types of losses, such as from wars, pollution or earthquakes, that may be either uninsurable or not economically insurable (although most properties located in California have earthquake insurance). Should an uninsured material loss occur, we could lose both capital invested in the property and anticipated profits.

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

      The provisions of the tax code governing the taxation of real estate investment trusts are very technical and complex, and although we expect that we will be organized and will operate in a manner that will enable us to meet such requirements, no assurance can be given that we will always succeed in doing so. In addition, as a result of our acquisition of the target REITs pursuant to the mergers, we might no longer qualify as a real estate investment trust. We could lose our ability to so qualify for a variety of reasons relating to the nature of the assets acquired from the target REITs, the identity of the shareholders of the target REITs who become our shareholders or the failure of one or more of the target REITs to have previously qualified as a real estate investment trust. Moreover, you should note that if one or more of the REITs that we acquired in April 2005 or June 2003 did not qualify as a real estate investment trust immediately prior to the consummation of its acquisition, we could be disqualified as a REIT as a result of such acquisition.

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

      Ownership Limits. In order for us to maintain our qualification as a real estate investment trust, the holders of our common stock may be limited to owning, either directly or under applicable attribution rules of the Internal Revenue Code, no more than 9.8% of the lesser of the value or the number of our equity shares, and no holder of common stock may acquire or transfer shares that would result in our shares of common stock being beneficially owned by fewer than 100 persons. Such ownership limit may have the effect of preventing an acquisition of control of us without the approval of our board of directors. Our Articles of Incorporation give our board of directors the right to refuse to give effect to the acquisition or transfer of shares by a stockholder in violation of these provisions.

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

Our employee retention plan may prevent changes in control.

      On February 3, 2006, our Board of Directors approved a change in control plan, which included a form of retention agreement and discretionary payment plan. On February 23, 2006, our Board of Directors approved an amended form of retention agreement, which amended form is described further in Item 9B. of this Form 10-K. Payments under the discretionary plan are capped at 1% of the market capitalization of FSP Corp. as reduced by the amount paid under the retention plan. The costs associated with these two components of the plan may have the effect of discouraging a third party from making an acquisition proposal for us and may thereby inhibit a change in control under circumstances that could otherwise give the holders of our common stock the opportunity to realize a greater premium over the then-prevailing market prices.

The price of our common stock may vary.

      Our common stock has only been listed for trading on the American Stock Exchange since June 2, 2005. We can provide no assurances as to the development of an ongoing meaningful trading market in our common stock. If a meaningful trading market does develop, the market prices for our common stock may fluctuate with changes in market and economic conditions, including the market perception of REITs in general, and changes in the financial condition of our securities. Such fluctuations may depress the market price of our common stock independent of the financial performance of FSP Corp. The market conditions for REIT stocks generally could affect the market price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

      Set forth below is information regarding our properties as of December 31, 2005:

                                    Date of
                                    Purchase or
                                    Merged
                                    Entity        Number               Percent      Approx.
                                    Date of       of      Approx.      Leased as    Number
Property Location                   Purchase      Units   Square Feet  of 12/31/05  of Tenants   Major Tenants(1)
-----------------                   --------      -----   -----------  -----------  ----------   ----------------

Apartment/Residential
---------------------
22400 Westheimer Parkway,            4/24/02      228      231,363       97%         228         None - Apts.
Katy, Texas  77450

                                                ---------------------
Total Apartments                                  228      231,363
                                                ---------------------

Office
------
451 Andover Street                    6/1/96               92,446        97%          38         Pentucket Medical
North Andover, MA 01845                                                                          Associates, Inc.


1515 Mockingbird Lane                 7/1/97               109,550       80%          66         Primary PhysicianCare
Charlotte, NC 28209

33 & 37 Villa Road                    3/1/98               144,029       51%          24         BSA Sales, Inc.
Greenville, SC 29615

678-686 Hillview Drive                3/9/99               36,288       100%          1          Headway Technologies, Inc.
Milpitas, CA 95035

600 Forest Point Circle               7/8/99               62,212        87%          2          American Nat'l Red Cross
Charlotte, NC  28273                                                                             Cellco Partnership
                                                                                                 d/b/a Verizon

18000 W. Nine Mile Rd.               9/30/99               215,306       90%          6          Int'l Business Machines Corp.
Southfield, Michigan 48075

11211 Taylor Draper Lane             12/29/99              68,533        82%          8          TriActive, Inc.
Austin, Texas 78759                                                                              CACI Technologies, Tiburon, Inc.
                                                                                                 State Farm Mutual Auto. Ins. Co.
                                                                                                 Rodriguez Transportation Group

10 Lyberty Way                       5/23/00               104,711       0%           0          Vacant
Westford, MA 01886

17030 Goldentop Road                 9/22/00               141,405      100%          1          Northrop Grumman Corporation
San Diego, CA 92127

4820 & 4920 Centennial Blvd.         9/28/00               110,730       82%          3          Hewlett-Packard Company
Colorado Springs, CO 80919                                                                       Starkey Laboratories, Inc.
                                                                                                 Dalsa Colorado Springs, Inc.

                                    Date of
                                    Purchase or
                                    Merged
                                    Entity        Number               Percent      Approx.
                                    Date of       of      Approx.      Leased as    Number
Property Location                   Purchase      Units   Square Feet  of 12/31/05  of Tenants   Major Tenants(1)
-----------------                   --------      -----   -----------  -----------  ----------   ----------------

14151 Park Meadow Drive              3/15/01               134,850      100%          1          CACI, Inc.-Federal
Chantilly, VA 20151

1370 & 1390 Timberlake               5/24/01               232,722      100%          4          RGA Reinsurance Company
Manor Parkway,                                                                                   AMDOCS, Inc.
Chesterfield, MO 63017

501 & 505 South 336th Street         9/14/01               117,227      100%          1          Weyerhaeuser Company
Federal Way, WA 98003

12902 Federal Systems Park           9/17/01               210,613      100%          1          Int'l. Business Machines Corp.
Drive, Fairfax, VA 22033

50 Northwest Point Rd.               12/5/01               176,848      100%          1          Motorola, Inc.
Elk Grove Village, IL 60005

1350 Timberlake Manor Parkway         3/4/02               116,312       73%          7          RGA Reinsurance Company
Chesterfield, MO 63017                                                                           Metropolitan Life Ins. Company
                                                                                                 Wachovia Securities, LLC
                                                                                                 Quest Software, Inc.

2251 Corporate Park Ridge Dr.        5/23/02               158,016      100%          2          Scitor Corporation
Herndon, VA 20171                                                                                Juniper Networks, Inc.

16285 Park Ten Place                 6/27/02               155,715      100%          5          Mustang Engineering, LP
Houston, Texas 77084                                                                             & TMI, Inc. a/k/a
                                                                                                 Trendmaker Homes

2730 - 2760 Junction Avenue          8/27/02               145,951      100%          1          Novellus Systems, Inc.
San Jose, CA 95134

15601 Dallas Parkway                 09/30/02              293,787       98%          13         The Staubach Company
Addison, TX 75001                                                                                Behringer Harvard Holdings, LLC
                                                                                                 Credit Solutions of America, Inc.
                                                                                                 Noble Royalties, Inc.

11680 Great Oaks Way                 1/30/03               161,366       93%          2          Combined Specialty Ins. Co.
Alpharetta, GA 30022                                                                             Hagemeyer North America, Inc.

1500 & 1600 Greenville Avenue         3/3/03               298,766      100%          2          Tektronix Texas, LLC
Richardson, TX 75080                                                                             Macromedia, Inc.


                                    Date of
                                    Purchase or
                                    Merged
                                    Entity        Number               Percent      Approx.
                                    Date of       of      Approx.      Leased as    Number
Property Location                   Purchase      Units   Square Feet  of 12/31/05  of Tenants   Major Tenants(1)
-----------------                   --------      -----   -----------  -----------  ----------   ----------------

6500 & 6560 Greenwood Plaza          2/24/05               199,077      100%          1          Sybase, Inc.
Englewood, CO 80111

3815-3925 River Crossing Pkwy         7/6/05               205,059      100%          24         Crowe Chizek & Company, LLP
Indianapolis, IN 46240                                                                           Somerset Financial
                                                                                                 Services, LLC
                                                                                                 The College Network, Inc.
                                                        -----------
Sub Total Office                                          3,691,519
                                                        -----------

Industrial
----------
One Technology Drive                 12/1/95               188,000      100%          1          U.S. Foodservice, Inc.
Peabody, MA 01960

8730 Bollman Place                   12/14/99              98,745       100%          1          Maines Paper and
Savage (Jessup), MD 20794                                                                        Foodservice, Inc.

                                                        -----------
Sub Total Industrial                                       286,745
                                                        -----------

Grand Total (Assets with
Ongoing Operations)                               228     4,209,627
                                                  ===     =========

4995 Patrick Henry Dr.               12/1/97               40,280        0%                      Vacant
Santa Clara, CA 95054

                                                        -----------
Total Assets Held for Sale                                 40,280
                                                        -----------

                                                  ---     ---------
Grand Total                                       228     4,249,907
                                                  ===     =========

----------
(1) Major tenants are tenants who occupy 10% or more of the space in an individual property.

All of the properties listed above are owned by us. None of our properties are subject to any mortgage loans. We have no material undeveloped or unimproved properties, and we have no proposed programs for significant renovation, improvement or development of any of our properties. We believe that our properties are adequately covered by insurance as of December 31, 2005.

Item 3. Legal Proceedings.

      From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, cash flows or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 4A. Directors and Executive Officers of FSP Corp.

      The following table sets forth the names, ages and positions of all our directors and executive officers as of February 21, 2006.

              Name                     Age                         Position
              ----                     ---                         --------

George J. Carter (5)                   57      President, Chief Executive Officer and Director
Barbara J. Fournier (2) (4)            50      Vice President, Chief Operating Officer,
                                               Treasurer, Secretary and Director
Barry Silverstein (1) (2) (4)          72      Director
Dennis J. McGillicuddy (1) (2) (3)     64      Director
Georgia Murray (1) (2) (5)             55      Director
John N. Burke (1) (2) (4)              44      Director
John G. Demeritt                       45      Chief Financial Officer (Principal Financial
                                               Officer)
William W. Gribbell                    46      Executive Vice President
R. Scott MacPhee                       48      Executive Vice President
Janet Prier Notopoulos (3)             58      Vice President and Director

----------
(1)   Member of the Audit Committee
(2)   Member of the Compensation Committee
(3)   Class I Director
(4)   Class II Director
(5)   Class III Director

      George J. Carter, age 57, is President, Chief Executive Officer and a Director of FSP Corp. and is responsible for all aspects of the business of FSP Corp. and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. Prior to the conversion, he was President of the General Partner and was responsible for all aspects of the business of the FSP Partnership and its affiliates. From 1992 through 1996 he was President of Boston Financial Securities, Inc. ("Boston Financial"). Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing of First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.). Mr. Carter is a NASD General Securities Principal (Series 24) and holds a NASD Series 7 general securities license.

      Barbara J. Fournier, age 50, is the Vice President, Chief Operating Officer, Treasurer, Secretary and a Director of FSP Corp. In addition, Ms. Fournier has as her primary responsibility, together with Mr. Carter, the management of all operating business affairs of FSP Corp. and its affiliates. Ms. Fournier was the Principal Financial Officer until March 2005. Prior to the conversion, Ms. Fournier was the Vice President, Chief Operating Officer, Treasurer and Secretary of the General Partner. From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial. Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group. From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities; including Office Manager, Securities Operations and Partnership Administration. Ms. Fournier attended Northeastern University and the New York Institute of Finance. Ms. Fournier is a NASD General Securities Principal (Series 24). She also holds other NASD supervisory licenses including Series 4 and Series 53, and a NASD Series 7 general securities license.

      Barry Silverstein, age 72, has been a Director of the Company and a member of the Compensation Committee since May 2002. Mr. Silverstein joined the Audit Committee in July 2004. Mr. Silverstein took his law degree from Yale University in 1957 and subsequently held positions as attorney/officer/director of various privately-held manufacturing companies in Chicago, Illinois. After selling those interests in 1964, he moved to Florida to manage his own portfolio and to teach at the University of Florida Law School. In 1968, Mr. Silverstein became the principal founder and shareholder in Coaxial Communication, a cable television company. Initially operating in small, rural communities in the southeast, Coaxial expanded its operations to Columbus, Ohio, the suburbs of Cincinnati, Ohio, and St. Paul, Minnesota, as well as smaller systems in West Virginia, Kentucky and Illinois. In 1998 and 1999, Coaxial sold its cable systems. Since January 2001, Mr. Silverstein has served as a private investor.

      Dennis J. McGillicuddy, age 64, has been a Director of the Company and the Chairman of the Compensation Committee since May 2002. Mr. McGillicuddy joined the Audit Committee in July 2004. Mr. McGillicuddy graduated from the University of Florida with a B.A. degree and in 1966 he graduated from the University of Florida Law School with a J.D. degree. In 1968, Mr. McGillicuddy joined Barry Silverstein in founding Coaxial Communication, a cable television company. Initially operating in small, rural communities in the southeast, Coaxial expanded its operations to Columbus, Ohio, the suburbs of Cincinnati, Ohio, and St. Paul, Minnesota, as well as smaller systems in West Virginia, Kentucky and Illinois. In 1998 and 1999, Coaxial sold its cable systems. Since January 2001, Mr. McGillicuddy has served as a manager of BDS Management LLC, a management services company. Mr. McGillicuddy has served on the boards of various charitable organizations. He is currently president of the Board of Trustees of Florida Studio Theater, a professional non-profit theater organization. Also, Mr. McGillicuddy is an officer and board member of The Florida Winefest and Auction Inc., a Sarasota-based charity, which provides funding for programs of local charities that deal with disadvantaged children and their families.

      Georgia Murray, age 55, has been a Director of the Company since April 2005. Ms. Murray is retired from Lend Lease Real Estate Investments, Inc., where she served as a Principal from November 1999 until May 2000. From 1987 through October 1999, Ms. Murray served as Senior Vice President and Director of The Boston Financial Group, Inc. She is a member of the Urban Land Institute and a past President of the Multifamily Housing Institute. She currently serves on the Board of Directors of the Capital Crossing Bank, Boston, Massachusetts. She also serves on the boards of numerous non-profit entities. Ms. Murray is a graduate of Newton College.

      John N. Burke, age 44 has been a Director of the Company and Chairman of the Audit Committee since June 2004. Prior to staring his own accounting, tax and consulting firm in January 2003, he was an Assurance Partner in the Boston office of BDO Seidman, LLP, an international accounting and consulting firm. From 1987 to 2003, Mr. Burke served several private and publicly traded real estate clients at BDO Seidman, LLP and assisted companies with initial public offerings, private equity and debt financings and merger and acquisition transactions. Mr. Burke's consulting experience includes SEC reporting matters, compliance with Sarbanes-Oxley, tax and business planning and evaluation of internal controls and management information systems. Mr. Burke is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Burke holds a Master's of Science in Taxation and studied undergraduate accounting and finance at Bentley College.

      John G. Demeritt, age 45, has been the Chief Financial Officer since March 2005 and previously was Senior Vice President, Finance and Principal Accounting Officer of FSP Corp. Prior to joining the Company in September 2004, Mr. Demeritt was a Manager with Vitale Caturano & Company, Ltd., an independent accounting firm where he focused on Sarbanes Oxley compliance. Previously, from March 2002 to March 2004 he provided consulting services to public and private companies where he focused on SEC filings, evaluation of business processes and acquisition integration. During 2001 and 2002 he was Vice President of Financial Planning & Analysis at Cabot Industrial Trust, a publicly traded real estate investment trust, which was acquired by CalWest in December 2001. From October 1995 to December 2000 he was Controller and Officer of The Meditrust Companies (now known as the The La Quinta Companies, which was recently acquired by the Blackstone Group), a publicly traded real estate investment trust, where he was involved with a number of merger and financing transactions. Prior to that, from 1986 to 1995 he had financial and accounting responsibilities at three other public companies, and was previously associated with Laventhol & Horwath, an independent accounting firm from 1983 to 1986. Mr. Demeritt is a Certified Public Accountant and holds a Bachelor of Science degree from Babson College.

      William W. Gribbell, age 46, is an Executive Vice President of FSP Corp. and has as his primary responsibility the direct equity placement of the Sponsored REITs. Prior to the conversion, Mr. Gribbell was an Executive Vice President of the General Partner. From 1993 through 1996 he was an executive officer of Boston Financial. From 1989 to 1993 Mr. Gribbell worked at Winthrop Financial Associates. Mr. Gribbell is a graduate of Boston University (B.A.). Mr. Gribbell holds a NASD Series 7 general securities license.

      R. Scott MacPhee, age 48, is an Executive Vice President of FSP Corp. and has as his primary responsibility the direct equity placement of the Sponsored REITs. Prior to the conversion, Mr. MacPhee was an Executive Vice President of the General Partner. From 1993 through 1996 he was an executive officer of Boston Financial. From 1985 to 1993 Mr. MacPhee worked at Winthrop Financial Associates. Mr. MacPhee attended American International College. Mr. MacPhee holds a NASD Series 7 general securities license.

      Janet Prier Notopoulos, age 58, is a Vice President and a Director of FSP Corp. and President of FSP Property Management and has as her primary responsibility the oversight of the management of the real estate assets of FSP Corp. and its affiliates. Prior to the conversion, Ms. Notopoulos was a Vice President of the General Partner. Prior to joining the FSP Partnership in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients. From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company. Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar. Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

      With the exception of John G. Demeritt, each of the above executive officers has been a full-time employee of FSP Corp. or its predecessor for the past five fiscal years.

      There are no family relationships among any of the directors or executive officers.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Commencing on June 2, 2005 the common stock of the Company began trading on the American Stock Exchange under the symbol FSP. The following table sets forth the high and low sales prices of the common stock on the American Stock Exchange for the applicable quarterly periods. Prior to June 2, 2005 there was no established public trading market for our common stock.

                                            Range
               Three Months       --------------------------
                  Ended              High             Low
                  -----              ----             ---

              June 30, 2005        $ 22.00         $ 18.00
            September 30, 2005     $ 20.51         $ 16.00
            December 31, 2005      $ 21.39         $ 15.84

As of February 17, 2006, there were 2,652 holders of record of our common stock.

On January 18, 2006 we declared a dividend of $0.31 per share of our common stock payable to stockholders of record as of January 31, 2006 that was paid on February 21, 2006. Set forth below are the distributions per share of common stock made by FSP Corp. in each quarter since 2003.

                 Quarter            Distribution Per Share of
                  Ended             Common Stock of FSP Corp.
                  -----             -------------------------
              March 31, 2003                  $0.31
              June 30, 2003                   $0.31
            September 30, 2003                $0.31
            December 31, 2003                 $0.43*
              March 31, 2004                  $0.31
              June 30, 2004                   $0.31
            September 30, 2004                $0.31
            December 31, 2004                 $0.31
              March 31, 2005                  $0.31
              June 30, 2005                   $0.41
            September 30, 2005                $0.21
            December 31, 2005                 $0.31

            *Included a special dividend of $0.12 per share.

While not guaranteed, we expect that cash dividends on our common stock comparable to our most recent quarterly dividend will continue to be paid in the future.

The following table provides information about purchases by Franklin Street Properties Corp. during the quarter ended December 31, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

                      ISSUER PURCHASES OF EQUITY SECURITIES

--------------------------------------------------------------------------------------------------
                            (a)               (b)               (c)                  (d)

                                                         Total Number of
                                                            Shares (or       Maximum Number (or
                                                              Units)         Approximate Dollar
                                                           Purchased as     Value) of Shares (or
                      Total Number of                        Part of         Units) that May Yet
                         Shares (or                         Publicly         Be Purchased Under
Period                     Units)      Average Price      Announced Plans       the Plans or
                        Purchased     Paid per Share     or Programs (1)          Programs
                         (1) (2)         (or Unit)              (2)                (1) (2)
--------------------------------------------------------------------------------------------------
10/01/05-10/31/05            0                N/A                0               $35,000,000
--------------------------------------------------------------------------------------------------
11/01/05-11/30/05         432,800            $18.14           432,800            $27,148,381
--------------------------------------------------------------------------------------------------
12/01/05-12/31/05         298,200            $20.59           731,000            $21,008,101
--------------------------------------------------------------------------------------------------
Total:                    731,000            $19.14           731,000            $21,008,101
--------------------------------------------------------------------------------------------------

      (1) Our Articles of Incorporation provide that we will use our best efforts to redeem shares of our common stock from stockholders who request such redemption. Any FSP Corp. stockholder wishing to have shares redeemed must make such a request no later than July 1 of any year for a redemption that would be effective the following January 1. This obligation is subject to significant conditions. However, as our common stock is currently listed for trading on the American Stock Exchange, we are no longer obligated to, and do not intend to, effect any such redemption.

      (2) On October 28, 2005 FSP Corp. announced that the Board of Directors of FSP Corp. had authorized the repurchase of up to $35 million of the Company's common stock from time to time in the open market or in privately negotiated transactions. The stock repurchase expires at the earlier of (i) November 1, 2007 or (ii) a determination by the Board of Directors of FSP Corp. to discontinue repurchases.

Item 6. Selected Financial Data.

      The following selected financial information is derived from the historical consolidated financial statements of FSP Corp. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and with the FSP Corp.'s consolidated financial statements and related notes thereto included in
Item 8.

                                                                   Year Ended December 31,
                                                    -----------------------------------------------------
                                                      2005       2004       2003       2002      2001 (1)
                                                    --------   --------   --------   --------   ---------
(In thousands, except per share or unit amounts)

Operating Data:
Total revenue                                       $ 96,393   $ 87,436   $ 68,464   $ 42,326   $  41,123
Income from:
Continuing operations                                 40,120     42,334     34,062     20,643      19,199
Discontinued operations                                4,503      5,429      5,956      6,669       6,169
Gain on sale of properties                            30,493         --      6,362         --          --
                                                    --------   --------   --------   --------   ---------
Net income                                            75,116     47,763     46,380     27,312      25,368

Basic and diluted income per share:
Continuing operations                                   0.70       0.85       0.87       0.84        0.78
Discontinued operations                                 0.08       0.11       0.15       0.27        0.25
Gain on sale of properties                              0.54         --       0.16         --          --
                                                    --------   --------   --------   --------   ---------
Total                                                   1.32       0.96       1.18       1.11        1.03

Distributions declared per
unit/share outstanding (1) (2):                         1.24       1.24       1.36       1.24        1.18

                                                                      As of December 31,
                                                    -----------------------------------------------------
                                                      2005       2004       2003       2002      2001 (1)
                                                    --------   --------   --------   --------   ---------
Balance Sheet Data:
Total assets                                        $677,173   $573,111   $528,529   $201,936   $ 204,117
Total liabilities                                     15,590     70,023     11,674      4,771       4,354
Total shareholders'/partners capital                 661,583    503,088    516,855    197,165     199,763

(1) As a result of the conversion of the FSP Partnership into FSP Corp., each unit in the FSP Partnership was converted into one share of common stock in FSP Corp.

(2) In 2003 a special dividend of $0.12 per share was paid relating to the sale of two residential properties.

      The 2005 and 2003 financial statements reflect acquisition by merger of 4 and 13 Sponsored REITs, respectively. Prior to their acquisition, FSP Corp. held a non-controlling interest with virtually no economic benefits or risks in these REITs.

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

Overview

      FSP Corp. or the Company, operates in two business segments: real estate operations and investment banking/investment services. The real estate operations segment involves real estate rental operations, leasing, interim acquisition financing, development services and asset/property management services. The investment banking/investment services segment involves the provision of real estate investment and broker/dealer services that include the organization of Sponsored REITs, the acquisition and development of real estate on behalf of Sponsored REITs and the raising of capital to fully equitize the Sponsored REITs through sale of preferred stock in private placements.

      The main factor that affects our real estate operations is the broad economic market conditions in the United States. These market conditions affect the occupancy levels and the rent levels on both a national and local level. We have no influence on the national market conditions. We look to acquire and/or develop quality properties in good locations in order to lessen the impact of downturns in the market and to take advantage of upturns when they occur.

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

Trends and Uncertainties

      Real Estate Operations

      Our property operations during the fourth quarter of 2005 produced profit results that were generally in line with management's expectations. We believed 2005 would be another difficult year for real estate rental operations especially in the office sector, which is our primary property type. In fact, 2005 showed some modest improvement in occupancy, but little rental rate movement in most real estate markets around the country. In most office markets, occupancy rates increased 1%-1.5% and sublease inventory continued to decrease. The general economy did continue to improve in 2005, and management believes that 2006 may continue the positive trend and show legitimate broad-based improvement in real estate operating fundamentals, particularly in the long-suffering office property sector, our predominant property type. Nevertheless, assuming a normal cyclical continuation of the current U.S. economic expansion, it is likely to take at least two more years for office occupancies and rents to reach levels that were prevalent in 1999, 2000, and 2001.

      The portfolio was approximately 92% leased at December 31, 2005. About 17% of the square footage in our non-residential real estate portfolio has leases that are scheduled to expire in 2006. We cannot predict if these tenants will renew their leases or what the terms and conditions of the lease renewals will be, although we expect to renew or sign new leases at current market rates for the locations in which the buildings are located, which in most cases will be below the expiring rental rates.

      The apartment property was 97% leased at December 31, 2005.

      Discontinued Operations

      During the year ended December 31, 2005, the Company disposed of three apartment properties and three commercial properties. The three apartment properties are Essex House and Gael Apartments, which are located in Houston, Texas; and Mansions in the Park, which is located in Baton Rouge, Louisiana. The three commercial properties are Blue Ravine, which is located in Folsom, California; Gateway Crossing, which is located in Columbia, Maryland; and Telecom Business Center, which is located in San Diego, California. An agreement was also reached to sell an office property in Santa Clara, California, which is expected to be sold by December 2006 at a gain. Accordingly, as of December 31, 2005 the Santa Clara property is held for sale and is classified as such on our financial statements. During the year ended December 31, 2003, the Company disposed of two apartment properties, Weslayan Oaks and Reata, both located in Houston, Texas. The operating results for these real estate assets have been reflected as discontinued operations in the financial statements for the years ended December 31, 2005, 2004 and 2003.

      We continue to evaluate our portfolio, and in the future may decide to dispose of additional properties from time-to-time in the ordinary course of business.

      Investment Banking/Investment Services

      Unlike our real estate operations business, which provides a rental revenue stream which is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature. Both the number of Sponsored REIT syndications completed and the amount of equity raised in 2005 were below our expectations. Future business in this area is unpredictable.

      Our property acquisition executives continue to be concerned about high valuation levels for prime commercial investment real estate. It appears that a combination of factors, including low interest rates, a growing general economy and substantially increased capital allocation to real estate assets is increasing prices on many properties we would have an interest in acquiring. This upward pressure on prices is causing capitalization rates to fall and prices per square foot to rise. Specifically, our acquisition executives were not able to identify enough property during 2005 at a price acceptable under our investment criteria to grow our overall investment banking/investment services business. Lower revenues from this business reduced net income and Adjusted Funds From Operations (AFFO). As 2006 begins, valuation levels for many top quality investment properties remain at historically high levels, with significant competition from a variety of capital sources to acquire them. We continue to rely solely on our in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time (i.e., invest in a Sponsored REIT). We also continue to evaluate whether our in-house sales force is capable, either through our existing client base or through new clients, of raising sufficient investment capital in Sponsored REITs to achieve future performance objectives.

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

      Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in Sponsored REITs and our investments in real property. These policies affect our:

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

      Depreciation Expense

      We compute depreciation expense using the straight-line method over estimated useful lives of up to 39 years for buildings and improvements, and up to 15 years for personal property. The allocated cost of land is not depreciated. The capitalized above-market lease values (included in acquired real estate leases in our consolidated balance sheets) are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases. The value of above or below-market leases is amortized over the remaining non-cancelable periods of the respective leases. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is also amortized over the remaining non-cancelable periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. Inappropriate allocation of acquisition costs, or incorrect estimates of useful lives, could result in depreciation and amortization expenses which do not appropriately reflect the allocation of our capital expenditures over future periods, as is required by generally accepted accounting principles.

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

      Revenue Recognition

      We earn syndication and transaction fees in connection with the syndication of Sponsored REITs. This revenue is recognized pursuant to the provisions of SFAS No. 66 "Accounting for Sales of Real Estate," and Statement of Position 92-1 "Accounting for Real Estate Syndication Income." Revenue is recognized provided the criteria for sale accounting in SFAS No. 66 are met. Accordingly, we recognize syndication fees related to commissions when shares of the Sponsored REIT are sold and the investor's funds have been transferred from escrow into our account. We recognize transaction fees related to loan commitment and acquisition fees upon an investor closing and the subsequent payment of the Sponsored REIT's loan and fees payable to us. Other transaction fees are recognized upon the final closing of the syndication of the Sponsored REIT.

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

      We have acquired a preferred stock interest in two Sponsored REITs. As a result of our common stock interest and our preferred stock interest in these two Sponsored REITs, we exercise influence over, but do not control these entities. These preferred share investments are accounted for using the equity method. Under the equity method of accounting our cost basis is adjusted by our share of the Sponsored REITs' operations and distributions received are recognized as income. We also agreed to vote our shares in any matter presented to a vote by the stockholders of these Sponsored REITs in the same proportion as shares voted by other stockholders of the Sponsored REITs.

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

Recent Accounting Standards

      In December 2003, the FASB issued FASB Interpretation No. 46(R), which replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The objectives of the interpretations are to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Application of this guidance was effective on March 14, 2004. The adoption of this standard had no impact on the Company's financial position, operations or cash flow.

      In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29". This statement was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this standard had no impact on our financial position, results of operations or cash flows.

Results of Operations

      We operate in two business segments: Real Estate Operations and Investment Banking/Investment Services. We consider contribution from each segment in evaluating performance. Contribution includes revenue from each segment, less related expenses such as rental property operating expenses, depreciation and amortization, commissions and interest income and expense. Selling, general and administrative expenses arise primarily from corporate related expenses and costs associated with our headquarters in Wakefield, Massachusetts where both business segments are managed. Over the last few years there has been a shift in expense and cost allocation between the segments from being primarily related to investment banking activity to a greater focus on real estate operations. This shift has occurred as a result of:

      o The increase in the number of owned properties in our real estate portfolio, and related direct acquisition and disposition of real estate assets;

      o The trend to a lower level of syndication proceeds from the investment banking segment; and

      o An increased level of management time related to our real estate operations.

      As a result of this internal shift, we compare the total selling, general and administrative expenses from period-to-period as we believe it more meaningful than comparison of allocated expenses to each segment.

      The following table shows each segment for the years ended December 31, 2005 and 2004.

(in thousands)

Real Estate Operations                                             2005          2004          Change
                                                                 --------      --------       --------
Revenues:
  Rental income                                                  $ 75,896      $ 59,180       $ 16,716
  Transaction fees                                                  8,062        11,976         (3,914)
  Management fees and interest income from loans                    1,807           581          1,226
        Other                                                          10             3              7
                                                                 -------------------------------------
                                                                   85,775        71,740         14,035
                                                                 -------------------------------------
Expenses:
  Real estate operating expenses                                   17,350        12,094          5,256
  Real estate taxes and insurance                                  10,105         7,626          2,479
  Depreciation and amortization                                    15,795        10,820          4,975
  Interest                                                          2,997         1,527          1,470
                                                                 -------------------------------------
                                                                   46,247        32,067         14,180
                                                                 -------------------------------------
Other items:
  Interest income                                                   1,552           817            735
  Equity in earnings of non-consolidated REIT's                     1,397           620            777
                                                                 -------------------------------------
                                                                    2,949         1,437          1,512
                                                                 -------------------------------------

Contribution from real estate                                      42,477        41,110          1,367
                                                                 -------------------------------------

Investment Banking/Investment Services
Revenues:
  Syndication fees                                                  9,268        13,579         (4,311)
  Transaction fees                                                  1,350         2,117           (767)
        Other                                                          --            --             --
                                                                 -------------------------------------
                                                                   10,618        15,696         (5,078)
                                                                 -------------------------------------
Expenses:
  Commissions                                                       5,005         6,959         (1,954)
  Depreciation and amortization                                       132           147            (15)
                                                                 -------------------------------------
                                                                    5,137         7,106         (1,969)
                                                                 -------------------------------------
Other items:
  Interest income                                                      36            46            (10)
  Taxes on income                                                    (422)       (1,725)         1,303
                                                                 -------------------------------------
                                                                     (386)       (1,679)         1,293
                                                                 -------------------------------------

Contribution from investment banking                                5,095         6,911         (1,816)
                                                                 -------------------------------------

Selling, general and administrative expenses                        7,452         5,687          1,765
                                                                 -------------------------------------

  Income from continuing operations                                40,120        42,334         (2,214)
  Discontinued operations, less applicable income tax:
    Income from discontinued operations                             4,503         5,429           (926)
    Gain on sale of properties                                     30,493            --         30,493
                                                                 -------------------------------------
 Net income                                                      $ 75,116      $ 47,763       $ 27,353
                                                                 =====================================

Comparison of the year ended December 31, 2005 to the year ended
December 31, 2004

      The real estate segment includes operating results of properties held in our real estate portfolio, commitment fee income earned on real estate loans and development fees earned for services provided. During 2004 we operated 28 properties for the full year and there were no acquisitions, mergers or property sales. During 2005 we increased the real estate portfolio by four properties from a merger and two properties by acquisitions completed during the year. We also sold six properties in the second half of 2005 and reached an agreement to sell another property, which is expected to close in 2006. As of December 31, 2005 we operated 27 properties and had one property held for sale.

Acquisitions, Mergers and Dispositions:

      In February 2005 we acquired one commercial property in Colorado, on April 30, 2005 we completed the acquisition by merger of four Sponsored REITs, and in July 2005 we acquired one commercial property in Indiana. The results of operations for each of the acquired or merged properties are included in our operating results as of their respective purchase date or the merger date of April 30, 2005. Increases in rental revenues and expenses for the year ended December 31, 2005 as compared to 2004 are primarily a result of these acquisitions and the merger. The operating results of the six properties sold and the property held for sale were classified as discontinued operations in our financial statements for all periods presented.

Sales of Real Estate:

      The sales included the following. On July 13, 2005 we sold one vacant office property in California, and on September 16 and September 19, 2005, we sold a residential apartment building in Louisiana and sold by transfer of our interest in our wholly-owned subsidiary that held the property, an office property in Maryland. On September 29, 2005, we recorded a non-monetary exchange gain of $339,000 from contribution of 2.9 acres of developable land in exchange for 8.5 preferred shares (approximately 3.05%) of a Sponsored REIT, FSP Park Ten Development Corp. On October 4 and October 5, 2005 we sold two residential apartment buildings in Houston, Texas, and on December 8, 2005 we sold a commercial property in San Diego, California. As of December 31, 2005, we classified a property in Santa Clara, California as held-for-sale and expect that property to be sold at a gain in December 2006.

Investment Banking:

      Our investment banking/investment services segment completed the syndication of three Sponsored REITs with total gross proceeds of $138.8 million compared to eight Sponsored REITs with total gross proceeds of $208.2 million in 2004. This decrease followed the trend noted in 2004 and was attributable to continued difficulty in finding properties that met our investment criteria in 2005, as compared to 2004, and is discussed above in "Trends and Uncertainties - Investment Banking/Investment Services." Revenues and expenses for investment banking/investment services are directly related to the gross proceeds of these syndications.

      Overview

      Total revenues increased $9.0 million, or 10.2%, to $96.4 million for the year ended December 31, 2005, as compared to $87.4 million for the year ended December 31, 2004. Total expenses were $58.8 million for the year ended December 31, 2005, an increase of $14.0 million, or 31.2%, compared to the year ended December 31, 2004. Each segment is discussed below.

      Real Estate Operations

      Contribution from the real estate segment was $42.5 million for the year ended December 31, 2005; an increase of $1.4 million, or 3.3%, compared to the year ended December 31, 2004. The increase is primarily attributable to:

      o An increase in real estate operating income of $9.0 million to $48.4 million for the year ended December 31, 2005 compared to $39.4 million for the comparable 2004 period. The increase primarily relates to the four properties, which we acquired by merger on April 30, 2005, and two properties acquired in Colorado and Indiana that were described earlier. We define real estate operating income as rental revenues less real estate operating expenses, real estate taxes and insurance;

      o An increase in management fees and interest income of $1.2 million to $1.8 million for the year ended December 31, 2005 compared to $0.6 million for the year ended December 31, 2004. The increase is primarily attributable to interest income from Sponsored REITs, which had higher interest rates charged and larger loan balances outstanding for a longer period of time during the comparable periods, and, to a lesser extent increases to management fees earned from Sponsored REITs;

      o An increase from equity in income from non-consolidated REITs of $0.8 million as a result of Sponsored REITs in syndication with greater net operating income during the year ended December 31, 2005 compared to the year ended December 31, 2004; and

      o An increase in interest income of $0.7 million during the year ended December 31, 2005, which was primarily a result of larger cash balances and higher interest rates on cash and cash equivalents during the year ended December 31, 2005 compared to the year ended December 31, 2004;

      These increases were partially offset by:

      o A decrease in transaction fee revenues of $3.9 million to $8.1 million for the year ended December 31, 2005 as compared to $12.0 million for the year ended December 31, 2004. The decrease was principally caused by the year-over-year decrease in gross syndication proceeds;

      o An increase in depreciation and amortization of $5.0 million to $15.8 million for year ended December 31, 2005 compared to $10.8 million for the year ended December 31, 2004, which relates to the four properties owned by the Sponsored REITs, that we acquired on April 30 2005, and two properties acquired in Colorado and Indiana; and

      o An increase in interest expense of $1.5 million resulting from higher interest rates and larger loan balances outstanding for assets acquired during the year ended December 31, 2005 compared to the year ended December 31, 2004.

      Investment Banking/Investment Services

      Contribution of the investment banking/investment services segment was $5.1 million for the year ended December 31, 2005; a decrease of $1.8 million, or 26.3%, compared to the year ended December 31, 2004. The decrease was primarily attributable to:

            o A decrease in syndication fee revenues of $5.1 million, which was primarily attributable to the continued difficulty in finding properties that met our investment criteria in 2005, as compared to 2004, discussed above in "Trends and Uncertainties - Investment Banking/Investment Services".

      This decrease was partially offset by:

            o A decrease in commission expense of $2.0 million, which relates to the decrease in gross syndication proceeds;

            o A decrease in tax expense of $1.3 million to $0.4 million for the year ended December 31, 2005 as compared to $1.7 million for the year ended December 31, 2004 primarily due to a lower taxable income from the investment banking and services business in 2005 compared to 2004. During 2005 we had an effective tax rate of 40.3% compared to 38.7% for 2004. The effective rate in 2004 was lower as a result of an adjustment to the statutory rate to better reflect the benefit of lower tax rates at lower levels of taxable income. We expect an effective tax rate of approximately 40.3% for our taxable REIT subsidiary in the future; and

            o A decrease in interest income of $10,000 to $36,000 for the year ended December 31, 2005 compared to 2004, primarily as a result of lower cash balances and lower gross syndication proceeds in 2005 compared to 2004.

      Selling, general and administrative expenses

      Selling, general and administrative expenses increased $1.8 million to $7.5 million for the year ended December 31, 2005 compared to $5.7 million for the year ended December 31, 2004, which increase was primarily a result of compensation and other costs relating to monitoring and managing a larger portfolio of REITs and expenses related to having a publicly traded stock, which commenced on June 2, 2005. These increases were partially offset by decreases to professional fees related to an investor related project completed in 2004. We had approximately 39 and 37 employees, respectively as of December 31, 2005 and 2004 at our headquarters in Wakefield, Massachusetts.

      Income from continuing operations

      Contribution from both segments, net of selling, general and administrative expenses for 2005 decreased $2.2 million to $40.1 million compared to $42.3 million for the reasons discussed above.

      Discontinued operations and gain on sale of properties

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

      On September 29, 2005, we recorded a non-monetary exchange gain of $0.3 million from contribution of 2.9 acres of developable land we contributed in exchange for 8.5 preferred shares (approximately 3.05%) of a Sponsored REIT, FSP Park Ten Development Corp. ("Park Ten Development"). The appraised value of the land and market value of the stock acquired were used to estimate the sale price, and the gain was recorded net of the Company's interest in Park Ten Development. Also during September 2005 the Company sold a residential property called Mansions in the Park, which is located in Baton Rouge, Louisiana, and sold by transfer of our interest in a wholly-owned subsidiary that held an office property called Gateway Crossing, which is located in Columbia, Maryland at gains, which aggregated approximately $14.1 million.

      During October 2005 we sold two residential properties called Essex House and Gael Apartments, which are located adjacent to each other in Houston, Texas; and in December 2005 we sold an office property called Telecom Business Center in San Diego, California. All of these properties were sold at gains, which aggregated approximately $17.2 million.

      During December 2005 we classified one commercial property, which is located in Santa Clara, California as held for sale. We have an agreement to sell the property at a gain, which is expected to close by December 2006.

      Accordingly, as of December 31, 2005, each of the six properties sold and the property classified as held for sale are classified as discontinued operations on our financial statements. Income from discontinued operations of the seven properties was approximately $4.5 million and $5.4 million for the years ended December 31, 2005 and 2004, respectively. For the year ended December 31, 2005 we reported $30.5 million as net gains on sale of properties. During 2004 there were no assets sold.

Net Income

      The resulting net income for the year ending December 31, 2005 was $75.1 million compared to net income of $47.8 million for the year ended December 31, 2004.

The following table shows each segment for the years ended December 31, 2004 and 2003.

(in thousands)

Real Estate Operations                                       2004         2003       Change
                                                             ----         ----       ------
Revenues:
  Rental income                                          $ 59,180     $ 38,105     $ 21,075
  Transaction fees                                         11,976       13,328       (1,352)
  Management fees and interest income from loans              581          961         (380)
        Other                                                   3           20          (17)
                                                         ----------------------------------
                                                           71,740       52,414       19,326
                                                         ----------------------------------
Expenses:
  Real estate operating expenses                           12,094        8,135        3,959
  Real estate taxes and insurance                           7,626        4,712        2,914
  Depreciation and amortization                            10,820        6,877        3,943
  Interest                                                  1,527        1,036          491
                                                         ----------------------------------
                                                           32,067       20,760       11,307
                                                         ----------------------------------
Other items:
  Interest income                                             817          288          529
  Equity in earnings of non-consolidated REIT's               620          753         (133)
                                                         ----------------------------------
                                                            1,437        1,041          396
                                                         ----------------------------------

Contribution from real estate                              41,110       32,695        8,415
                                                         ----------------------------------

Investment Banking/Investment Services
Revenues:
  Syndication fees                                         13,579       14,631       (1,052)
  Transaction fees                                          2,117        1,417          700
        Other                                                  --            2           (2)
                                                         ----------------------------------
                                                           15,696       16,050         (354)
                                                         ----------------------------------
Expenses:
  Commissions                                               6,959        7,291         (332)
  Depreciation and amortization                               147           56           91
                                                         ----------------------------------
                                                            7,106        7,347         (241)
                                                         ----------------------------------
Other items:
  Interest income                                              46           75          (29)
  Taxes on income                                          (1,725)      (1,700)         (25)
                                                         ----------------------------------
                                                           (1,679)      (1,625)         (54)
                                                         ----------------------------------

Contribution from investment banking                        6,911        7,078         (167)
                                                         ----------------------------------

Selling, general and administrative expenses                5,687        5,711          (24)
                                                         ----------------------------------

  Income from continuing operations                        42,334       34,062        8,272
  Discontinued operations, less applicable income tax:
    Income from discontinued operations                     5,429        5,956         (527)
    Gain on sale of properties                                 --        6,362       (6,362)
                                                         ----------------------------------
 Net income                                              $ 47,763     $ 46,380     $  1,383
                                                         ==================================

Comparison of the year ended December 31, 2004 to the year ended
December 31, 2003

      The real estate segment included 28 owned properties for the full year of 2004. At the beginning of 2003 we owned 15 properties. On June 1, 2003, we completed the acquisition by merger of 13 Sponsored REITs, which added 13 properties to our portfolio. Increases in rental revenues and expenses are primarily a result of those mergers. During 2005 we sold six properties and reached an agreement to sell another property, which is expected to close in 2006. During 2003 we sold two properties. Accordingly, as of December 31, 2004 and 2003, respectively, each of the properties sold in 2005 and 2003 and the property held for sale in 2005 have been reclassified as discontinued operations in our financial statements.

      Our investment banking/investment services segment syndicated eight Sponsored REITs with total gross proceeds of $208.2 million in 2004 compared to five Sponsored REITs syndicated in 2003 with total gross proceeds of $231.8 million, a decrease of $23.6 million or 10.2%. This decrease was attributable to the increased difficulty in finding properties that met our investment criteria in 2004, as compared to 2003. Revenues and expenses for investment banking/investment services are directly related to the gross proceeds of these syndications.

      Total revenues increased $18.9 million, or 27.7%, to $87.4 million for the year ended December 31, 2004, as compared to $68.5 million for the year ended December 31, 2003. Total expenses were $44.9 million for the year ended December 31, 2004; an increase of $11.0 million, or 32.7%, compared to the year ended December 31, 2003. Each segment is discussed below.

      Real Estate Operations

      Contribution from the real estate segment was $41.1 million for the year ended December 31, 2004, an increase of $8.4 million, or 25.7%, compared to the year ended December 31, 2003. The increase is primarily attributable to:

      o An increase in real estate operating income of $14.2 million to $39.5 million for the year ended December 31, 2004 compared to $25.3 million for the comparable 2003 period. We define real estate operating income as rental revenues less real estate operating expenses, real estate taxes and insurance. The increase primarily relates to the merger of 13 Sponsored REITs completed on June 1, 2003, which added 13 properties to the real estate portfolio. The benefit of owning the merged properties for the full year was partially offset by a slight decrease in occupancy in the portfolio prior to the merger; and

      o An increase to interest income of $0.5 million during the year ended December 31, 2004, which was primarily a result of larger cash balances, somewhat offset by lower general interest rates, on cash and cash equivalents during the year ended December 31, 2004 compared to the year ended December 31, 2003;

These increases were partially offset by:

      o A decrease in transaction fee revenues of $1.3 million to $12.0 million for the year ended December 31, 2004 as compared to $13.3 million for the year ended December 31, 2003. The decrease was principally caused by the year over year decrease in gross syndication proceeds;

      o A decrease in management fees and interest income from loans of $0.4 million to $0.6 million for the year ended December 31, 2004 from $1.0 million for the year ended December 31, 2003. The decrease was primarily a result of the merger of 13 Sponsored REITs completed on June 1, 2003, that reduced management fee income compared to 2003;

      o An increase in depreciation and amortization of $3.9 million to $10.8 million for year ended December 31, 2004 compared to $6.9 million for the year ended December 31, 2003, which primarily relates to the merger of 13 Sponsored REITs completed on June 1, 2003, that added 13 properties to the real estate portfolio;

      o An increase in interest expense of $0.5 million resulting from higher loan balances outstanding for longer periods of time for syndications compared to the year ended December 31, 2003; and

      o A decrease in equity from non-consolidated REITs, which was principally caused by the impact of EITF 98-13, where equity in losses or dividends received in excess of investment in non-consolidated REITs of $0.2 million were deferred from revenue recognition and recorded as a reduction in the carrying value of assets held for syndication from a Sponsored REIT.

      Investment Banking/Investment Services

      Contribution of the investment banking and services segment was $6.9 million for the year ended December 31, 2004, a decrease of $0.2 million, or 2.4%, compared to the year ended December 31, 2003. The decrease was primarily attributable to:

      o A decrease in syndication fee revenues of $1.0 million, which was primarily attributable to the increased difficulty in finding properties that met our investment criteria in 2004, as compared to 2003. This decrease was partially offset by an increase in transaction fee revenue of $0.7 million. The increase primarily related to transaction fee revenue recognized from a 2003 syndication, which closed in early 2004;

      o A decrease in commission expense of $0.3 million, which relates to the decrease in gross syndication proceeds compared to 2003;

      o An increase in depreciation expense of $0.1 million related to capital expenditures in our Wakefield headquarters;

      o A decrease in interest income of $29,000 to $46,000 for the year ended December 31, 2004 compared to 2003, primarily as a result of decreases in general interest rates and lower gross syndication proceeds in 2004 compared to 2003; and

      o An increase in taxes on income of $25,000 to $1.7 million for the year ended December 31, 2004 at an effective tax rate of 38.7%, compared to 2003, during which our effective tax rate was 41.2%. The effective rate in 2004 was lower as a result of an adjustment to the statutory rate to better reflect the benefit of lower tax rates at lower levels of taxable income. We expect an effective tax rate of approximately 40.3% for our taxable REIT subsidiary in the future.

      Selling, general and administrative expenses

      Selling, general and administrative expenses did not change significantly for the year ended December 31, 2004 compared to the year ended December 31, 2003. Increases arising from professional fees related to Sarbanes-Oxley compliance and additional costs to monitor and manage a larger portfolio of REITs were offset by decreases related primarily to a reduction in bonus compensation. We had approximately 37 employees as of December 31, 2004 at our headquarters in Wakefield compared to 35 employees as of December 31, 2003.

      Income from continuing operations

      Contribution from both segments, net of selling, general and administrative expenses for the year ended December 31, 2004 increased $8.3 million to $42.3 million compared to $34.0 million for the reasons discussed above.

      Discontinued operations and gain on sale of properties

      As described in the comparison of the year ended December 31, 2005 to the year ended December 31, 2004, six properties were sold in 2005 and one property was held for sale as of December 31, 2005. During 2004 there were no assets sold; for the year ended December 31, 2003, two properties were sold resulting in a gain of $6.4 million. Accordingly, the operations of properties sold or held for sale are classified as discontinued operations on our financial statements for all periods presented. Income from discontinued operations was approximately $5.4 million and $5.9 million for the years ended December 31, 2004 and 2003, respectively.

      Net Income

      The resulting net income for the year ending December 31, 2004 was $47.8 million compared to net income of $46.4 million for the year ended December 31, 2003.

Liquidity and Capital Resources

      Cash and cash equivalents were $69.7 million and $52.8 million at December 31, 2005 and December 31, 2004, respectively. This increase of $16.9 million is attributable to $65.2 million provided by operating activities, and $92.5 million used for investing activities, less $140.8 million used for financing activities. Presentation of our consolidated statements of cash flows combines cash flows from continuing operations with those of discontinued operations. Where significant, cash flows from discontinued operations are discussed below. Management believes that existing cash, cash anticipated to be generated internally by operations, cash anticipated to be generated by the sale of preferred stock in future Sponsored REITs and our line of credit will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.

      Operating Activities

      The cash provided by our operating activities of $65.2 million, which includes $6.5 million from the discontinued operations from the sale of real estate assets, is primarily attributable to net income of $75.1 million, less the gain on sale of real estate assets of $30.5 million and payments of deferred leasing commissions of $1.6 million made during 2005; plus the add-back of $22.2 million of non-cash depreciation and amortization.

      Investing Activities

      Our cash provided by investing activities of $92.5 million is attributable to the proceeds from sale of properties of $112 million; plus the sale of assets held for syndication of $59.5 million; plus cash acquired through our merger transaction that was completed on April 30, 2005 of $10.6 million; less uses of $88.5 million for acquisitions and additions to real estate investments and office equipment, which includes $0.6 million in additions made to properties sold during 2005; plus costs paid related to the merger of $0.4 million; less changes in deposits on real estate assets of $0.7 million.

      Financing Activities

      Our cash used by financing activities of $140.8 million is primarily attributable to $67.2 million of distributions to shareholders; $14.0 million for the purchase of treasury shares; and $59.6 million for net repayments on our line of credit and deferred financing costs from our amended and restated line of credit. Net repayments made during 2005 were from investment banking proceeds on assets held for syndication and proceeds from sales of properties, which were partially offset by borrowings for interim financing of property acquisitions.

      Line of Credit

      We have a revolving line of credit agreement with a group of banks providing for borrowings of up to $150 million. During August 2005 the line of credit was amended and restated, and the maturity date was extended to August 18, 2008. Borrowings under the line of credit bear interest at either the bank's prime rate (7.25% at December 31, 2005) or a rate equal to LIBOR plus 125 basis points (5.64% at December 31, 2005). There were no borrowings outstanding under the line of credit at December 31, 2005. We are in compliance with all bank covenants required by the line of credit.

      Contingencies

      We are subject to various legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

      Assets Held for Syndication

      As of December 31, 2005 there were no assets held for syndication. On August 23, 2005 we completed the syndication of FSP Galleria North Corp., on September 28, 2005 we completed the syndication of FSP Park Ten Development Corp, and on December 22, 2005 we completed the syndication of FSP Energy Tower I Corp.

      As of December 31, 2004 we had two assets held for syndication. One was FSP 505 Waterford Corp., which was completed in January 2005, and the other was FSP Galleria North Corp.

      Assets Held for Sale

      During 2005 an agreement was reached to sell a commercial property in Santa Clara, California that is expected to be sold by December 2006 and is anticipated to be sold at a gain. Accordingly, as of December 31, 2005 the property is classified as held for sale on the balance sheet and its cost basis.

      Related Party Transactions

      During 2005, we completed the syndication of FSP 505 Waterford Corp., FSP Galleria North Corp., FSP Park Ten Development Corp., and FSP Energy Tower I Corp. As part of the syndication of FSP Park Ten Development Corp., we contributed land from the Company in exchange for 8.5 shares of Preferred Stock, representing approximately a 3% interest in the entity. We did not enter into any other significant transactions with related parties during 2005. For a discussion of transactions between us and related parties during 2005, see Footnote No. 5 "Related Party Transactions" to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2005.

      Other Considerations

      We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the years ended December 31, 2005 and 2004 the rental income exceeded the expenses for each individual property, with the exception of a property called Blue Ravine for both 2005 and 2004; and Lyberty Way for 2005. Blue Ravine was sold on July 13, 2005, which had been vacant since June 2003 and had operating expenses of approximately $103,000 and $156,000 for the years ended December 31, 2005 and 2004. The single tenant lease at the Lyberty Way, a property located in Westford, Massachusetts, expired in early 2005. Operating expenses at Lyberty Way exceeded revenue by approximately $209,000 for the year ended December 31, 2005. We have not re-let this property and expect that it will not produce revenue to cover its expenses in the first quarter of 2006.

      Rental Income Commitments

Our commercial real estate operations include the leasing of office buildings and industrial properties subject to leases with terms greater than one year. The leases thereon expire at various dates through 2015. Approximate future minimum rental income from non-cancelable operating leases as of December 31, 2005 is:
                                            Amount
                          Date          (in thousands)
                          ----          --------------

                          2006            $  64,239
                          2007               52,220
                          2008               48,189
                          2009               41,498
                          2010               21,508
                        2011-2015            27,149

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2005.

--------------------------------------------------------------------------------
  Contractual                          Payment due by period
  Obligations                              (in thousands)
                    ------------------------------------------------------------
                    Total    2006    2007   2008     2009     2010    After 2010
--------------------------------------------------------------------------------
Line of Credit      $ --    $ --    $ --    $ --    $  --    $  --    $  --
--------------------------------------------------------------------------------
Operating Leases     792     302     308     182       --       --       --
--------------------------------------------------------------------------------
Total               $792    $302    $308    $182    $  --    $  --    $  --
--------------------------------------------------------------------------------

      The operating leases in the table above consist of our lease of corporate office space, which was amended in 2003. The lease includes a base annual rent and additional rent for our share of taxes and operating costs.

Off-Balance Sheet Arrangements

Investments in Sponsored REITs

      As part of our business model we organize single-purpose entities that own real estate, purchases of which are financed through the private placement of equity in those entities, typically through syndication. We call these entities Sponsored REITs, and they are operated in a manner intended to qualify as real estate investment trusts. We earn fees related to the sale of preferred stock in the Sponsored REITs in these syndications. The Sponsored REITs issue both common stock and preferred stock. The common stock is owned solely by FSP Corp. Generally the preferred stock is owned by unaffiliated investors, however, on two occasions we acquired an interest in preferred shares of two Sponsored REITs. In addition, two non-management directors of FSP Corp., have from time to time invested in Sponsored REITs and may do so again in the future. Following consummation of the offerings, the preferred stockholders in each of the Sponsored REITs are entitled to 100% of the Sponsored REIT's cash distributions. Subsequent to the completion of the offering of preferred shares, except of the preferred stock we own, the Company does not share in any of a Sponsored REIT's earnings, or any related dividend, and the common stock ownership interests have virtually no economic benefit or risk. Prior to the completion of the offering of preferred shares, the Company shares in a Sponsored REIT's earnings (and related dividends) to the extent of its ownership interest in the Sponsored REIT.

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

      We have acquired a preferred stock interest in two Sponsored REITs. As a result of our common stock interest and our preferred stock interest in these two Sponsored REITs, we exercise influence over, but do not control these entities. These preferred share investments are accounted for using the equity method. Under the equity method of accounting our cost basis is adjusted by our share of the Sponsored REITs' operations and distributions received are recognized as income. We also agreed to vote our shares in any matter presented to a vote by the stockholders of these Sponsored REITs in the same proportion as shares voted by other stockholders of the Sponsored REITs. These investments are included in our financial statements.

      At December 31, 2005, we held a common stock interest in 13 Sponsored REITs, all of which were fully syndicated and from which we no longer share economic benefit or risk. At December 31, 2004, we held a common stock interest in 15 Sponsored REITs, of which 13 were fully syndicated and we no longer shared economic benefit or risk. The value of the two entities which were not fully syndicated was approximately $59.2 million and was shown on the consolidated balance sheets as assets held for syndication. At December 31, 2003 we held a common stock interest in eight Sponsored REITs, of which seven were fully syndicated. The value of the entity which was not fully syndicated was approximately $4.1 million and was shown on the consolidated balance sheets as assets held for syndication.

      The table below shows the Company's income and expenses from Sponsored REITs. Management fees of $1,000, $102,000 and $5,000 for the years ended December 31, 2005, 2004 and 2003, respectively; and interest expense related to the Company's mortgage on properties is eliminated in consolidation.

                                                 Year Ended December 31,
(in thousands)                               2005         2004        2003
                                             ----         ----        ----

Operating Data:
Rental revenues                             $ 146        $3,772       $552
Operating and maintenance
    expenses                                   63         1,439        177
Depreciation and amortization                  36           584        133
Interest expense                               64           922        163
Interest income                                 1            25         --
                                           -------------------------------
                                            $ (16)       $  852       $ 79
                                           ===============================

      During the years ended December 31, 2005, 2004 and 2003, the Company recorded equity in earnings of Sponsored REITs following the commencement of syndication of $1,149,000, $390,000 and $753,000, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      We were not a party to any derivative financial instruments at or during the year ended December 31, 2005.

      We borrow from time-to-time on our line of credit. These borrowings bear interest at the bank's base rate (7.25% at December 31, 2005) or at LIBOR plus 125 basis points (5.64 at December 31, 2005), as elected by us when requesting funds as defined. As of December 31, 2005 there were no amounts outstanding under the line of credit. We have used funds drawn on our line of credit for the purpose of making interim mortgage loans to Sponsored REITs and for interim financing of acquisitions. Generally interim mortgage loans bear interest at the same variable rate payable by us under our line of credit. We therefore believe that we have mitigated our interest rate risk with respect to our borrowings for interim mortgage loans. Historically we have satisfied obligations arising from interim financing of acquisitions through cash or sale of properties in our portfolio, so we believe that we can mitigate interest rate risk with respect to borrowings for interim financing of acquisitions as well.

Item 8. Financial Statements and Supplementary Data.

      The information required by this item is included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements in Item 15 of Part IV.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

      The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officer and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

      The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

      Based on our assessment, management concluded that, as of December 31, 2005, the Company's internal control over financial reporting is effective based on those criteria.

      Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

      On February 23, 2006, the Board of Directors of FSP Corp. approved an amended form of employee retention agreement, which we will refer to as the Amended Retention Agreement, to reflect changes in the treatment of persons who are both an Investment Executive and an Executive Vice President of FSP Corp. The original form of retention agreement was previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2006.

      Provided that an Investment Executive/Executive Vice President (as defined in the Amended Retention Agreement) is an employee of our subsidiary, FSP Investments, on the closing date of a transaction constituting a Change in Control (as defined in the Amended Retention Agreement), FSP Investments will pay any such Investment Executive/Executive Vice President a lump sum in an amount equal to the average of the lump sum payments made by FSP Investments to its Chief Financial Officer and Chief Operating Officer, in each case, pursuant to the retention agreement between such employee and FSP Investments.

      The foregoing description of the Amended Retention Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Retention Agreement, which is filed with this Form 10-K as
Exhibit 10.5 and incorporated herein by reference.

PART III

      Certain information required by Part III of this Form 10-K is omitted because we plan to file a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant.

      The response to this item is contained in part under the caption "Item 4A. Directors and Executive Officers of the Registrant" in Part I hereof and the remainder is contained in the Proxy Statement under the captions "Election of Directors" and "Section 16(a) Beneficial Reporting Compliance" and is incorporated herein by reference.

      Our board of directors has adopted a code of business conduct and ethics that applies to all of our executive officers, directors and employees. The code was approved by the audit committee of our board of directors and by the full board of directors. We have posted a current copy of our code under "Corporate Governance" in the "Investor Relations" section of our website at www.franklinstreetproperties.com. To the extent permitted by applicable rules of the American Stock Exchange, we intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of business conduct and ethics with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website.

Item 11. Executive Compensation.

        The response to this item is contained in the Proxy Statement under the captions "Executive Compensation," "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The response to this item is contained in the Proxy Statement under the captions "Beneficial Ownership of Voting Stock" and "Securities Authorized for Issuance Under Equity Compensation Plans" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      The response to this item is contained in the Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

      The response to this item is contained in the Proxy Statement under the captions "Independent Auditor Fees and Other Matters" and "Pre-Approval Policy and Procedure" and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

      (a)   The following documents are filed as part of this report:

      1.    Financial Statements:

            The Financial Statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

      2.    Financial Statement Schedule:

            The Financial Statement Schedule listed on the accompanying Index to Consolidated Financial Statements is filed as part of this Annual Report on Form 10-K.

      3.    Exhibits:

            The Exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf as of February 24, 2006 by the undersigned, thereunto duly authorized.

                               FRANKLIN STREET PROPERTIES CORP.

                               By:  /s/ George J. Carter
                                    -------------------------------
                                    George J. Carter
                                    President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                             Date
---------                    -----                             ----

/s/ George J. Carter         President, Chief Executive        February 24, 2006
--------------------------   Officer and Director (Principal
George J. Carter             Executive Officer)

/s/ Barbara J. Fournier      Vice President, Chief Operating   February 24, 2006
--------------------------   Officer, Treasurer, Secretary
Barbara J. Fournier          and Director

/s/ John G. Demeritt         Chief Financial Officer           February 24, 2006
--------------------------   (Principal Financial Officer
John G. Demeritt             and Principal Accounting
                             Officer)

/s/ Janet P. Notopoulos      Director, Vice President          February 24, 2006
--------------------------
Janet P. Notopoulos

/s/ Barry Silverstein        Director                          February 24, 2006
--------------------------
Barry Silverstein

/s/ Dennis J. McGillicuddy   Director                          February 24, 2006
--------------------------
Dennis J. McGillicuddy

/s/ John Burke               Director                          February 24, 2006
--------------------------
John Burke

/s/ Georgia Murray           Director                          February 24, 2006
--------------------------
Georgia Murray

                                  EXHIBIT INDEX

Exhibit No.        Description
-----------        -----------

  3.1 (1)          Articles of Incorporation.

  3.2 (2)          Amended and Restated By-laws.

  10.1+ (3)        2002 Stock Incentive Plan of FSP Corp.

  10.2 (4) Second Amended and Restated Loan Agreement dated as of August 16, 2005 by and among Citizens Bank of Massachusetts, Bank of America, N.A., Chevy Chase Bank, F.S.B., FSP Corp. and certain affiliates of FSP Corp.

  10.3*+ Summary of executive compensation of named executive officers.

  10.4+ (5)        Summary of compensation paid to non-employee directors.

  10.5*+           Form of Retention Agreement

  10.6+ (6)        Change in Control Discretionary Plan

  14.1 (7)         Code of Conduct and Ethics

  21.1*            Subsidiaries of the Registrant.

  23.1*            Consent of Ernst & Young LLP.

  31.1* Certification of FSP Corp.'s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2* Certification of FSP Corp.'s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1* Certification of FSP Corp.'s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2* Certification of FSP Corp.'s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
   (1) Incorporated by reference to FSP Corp.'s Form 8-A, filed April 5, 2005 (File No. 001-32470).
   (2) Incorporated by reference to FSP Corp.'s Current Report on Form 8-K, filed on October 28, 2005 (File No. 001-32470).
   (3) Incorporated by reference to FSP Corp.'s Annual Report on Form 10-K, filed on March 29, 2002 (File No. 0-32615).
   (4) Incorporated by reference to FSP Corp.'s Current Report on Form 8-K, filed on August 18, 2005 (File No. 001-32470).
   (5) Incorporated by reference to FSP Corp.'s Annual Report on Form 10-K, filed on March 15, 2005 (File No. 0-32615).
   (6) Incorporated by reference to FSP Corp.'s Current Report on Form 8-K, filed on February 8, 2006 (File No. 001-32470).
   (7) Incorporated by reference to FSP Corp.'s Current Report on Form 8-K, filed on August 3, 2004 (File No. 0-32615).
   + Management contract or compensatory plan or arrangement filed as an Exhibit to this Form 10-K pursuant to Items 15(b) of Form 10-K.
   *     Filed herewith

                        Franklin Street Properties Corp.
                   Index to Consolidated Financial Statements


Reports of Independent Registered Public Accounting Firm                     F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2005 and 2004                 F-4

Consolidated Statements of Income for each of the three years in the
period ended December 31, 2005                                               F-6

Consolidated Statements of Stockholders' Equity for each of the
three years in the period ended December 31, 2005                            F-7

Consolidated Statements of Cash Flows for each of the
three years in the period ended December 31, 2005                            F-8

Notes to the consolidated financial statements                               F-9

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

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Franklin Street Properties Corp.:

We have audited the accompanying consolidated balance sheets of Franklin Street Properties Corp. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Street Properties Corp. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Franklin Street Properties Corp.'s internal control over financial reporting as of December 31, 2005, based upon criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2006 expressed an unqualified opinion thereon.

                                           /s/ Ernst & Young LLP


Boston, Massachusetts
February 21, 2006

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Franklin Street Properties Corp.:

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Franklin Street Properties Corp. maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Franklin Street Properties Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Franklin Street Properties Corp. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Franklin Street Properties Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Franklin Street Properties Corp. and our report dated February 21, 2006 expressed an unqualified opinion thereon.

                                           /s/ Ernst & Young LLP


Boston, Massachusetts
February 21, 2006

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets

                                                                                      December 31,
                                                                                ----------------------
(in thousands, except share and par value amounts)                                2005          2004
======================================================================================================

Assets:
Real estate assets:
   Land                                                                         $ 76,535      $ 50,355
   Buildings and improvements                                                    510,596       323,446
   Fixtures and equipment                                                            602           599
------------------------------------------------------------------------------------------------------
                                                                                 587,733       374,400
   Less accumulated depreciation                                                  35,136        23,227
------------------------------------------------------------------------------------------------------
Real estate assets, net                                                          552,597       351,173

Acquired real estate leases, less accumulated amortization of $10,947
   and $3,000, respectively                                                       30,952         6,464
Investment in non-consolidated REITs                                               5,006         4,270
Assets held for syndication, net                                                      --        59,246
Assets held for sale                                                               6,631        89,783
Cash and cash equivalents                                                         69,715        52,752
Restricted cash                                                                      461         1,033
Tenant rent receivables, less allowance for doubtful accounts
   of $350 and $350, respectively                                                  1,447           769
Straight-line rent receivable, less allowance for doubtful accounts
   of $163 and $460, respectively                                                  5,765         4,122
Prepaid expenses                                                                     805           901
Other assets                                                                       1,199         1,097
Office computers and furniture, net of accumulated
   depreciation of $729 and $597, respectively                                       311           374
Deferred leasing commissions, net of accumulated amortization
   of $890, and $689, respectively                                                 2,284         1,127
------------------------------------------------------------------------------------------------------

   Total assets                                                                 $677,173      $573,111
======================================================================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets

                                                                                        December 31,
                                                                                -------------------------
(in thousands, except share and par value amounts)                                 2005             2004
==========================================================================================================

Liabilities and Stockholders' Equity:
Liabilities:
  Bank note payable                                                             $      --       $  59,439
  Accounts payable and accrued expenses                                            11,583           8,846
  Accrued compensation                                                              1,891             705
  Tenant security deposits                                                          1,293           1,033
Acquired unfavorable real estate leases, less accumulated amortization
  of $134                                                                             823              --
----------------------------------------------------------------------------------------------------------

Total liabilities                                                                  15,590          70,023
----------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' Equity:
  Preferred stock, $.0001 par value, 20,000,000 shares
    authorized, none issued or outstanding                                             --              --
  Common stock, $.0001 par value, 180,000,000 shares authorized,
    59,794,608 and 49,630,338 shares issued and outstanding, respectively               6               5
  Additional paid-in capital                                                      677,397         512,813
  Treasury stock, 731,898 and 575 shares at cost, respectively                    (14,008)            (10)
  Earnings (distributions) in excess of accumulated earnings/distributions         (1,812)         (9,720)
----------------------------------------------------------------------------------------------------------

     Total stockholders' equity                                                   661,583         503,088
----------------------------------------------------------------------------------------------------------

     Total liabilities and stockholders' equity                                 $ 677,173       $ 573,111
==========================================================================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        Franklin Street Properties Corp.
                        Consolidated Statements of Income

                                                                         For the Year Ended
                                                                            December 31,
(in thousands, except per share amounts)                          2005          2004             2003
======================================================================================================

Revenue:
   Rental                                                       $75,896        $59,180        $38,105
   Related party revenue:
     Syndication fees                                             9,268         13,579         14,631
     Transaction fees                                             9,412         14,093         14,745
     Management fees and interest income from loans               1,807            581            961
   Other                                                             10              3             22
------------------------------------------------------------------------------------------------------

       Total revenue                                             96,393         87,436         68,464
------------------------------------------------------------------------------------------------------
Expenses:
  Real estate operating expenses                                 17,350         12,094          8,135
  Real estate taxes and insurance                                10,105          7,626          4,712
  Depreciation and amortization                                  15,927         10,967          6,933
  Selling, general and administrative                             7,452          5,687          5,711
  Commissions                                                     5,005          6,959          7,291
  Interest                                                        2,997          1,527          1,036
------------------------------------------------------------------------------------------------------

        Total expenses                                           58,836         44,860         33,818
------------------------------------------------------------------------------------------------------

  Income before interest income, equity in earnings in
    non-consolidated REITs and taxes on income                   37,557         42,576         34,646
  Interest income                                                 1,588            863            363
  Equity in earnings in non-consolidated REITs                    1,397            620            753
------------------------------------------------------------------------------------------------------

  Income before taxes on income                                  40,542         44,059         35,762
  Taxes on income                                                   422          1,725          1,700
------------------------------------------------------------------------------------------------------

  Income from continuing operations                              40,120         42,334         34,062
  Income from discontinued operations                             4,503          5,429          5,956
------------------------------------------------------------------------------------------------------

  Income before gain on sale of properties                       44,623         47,763         40,018
  Gain on sale of properties, less applicable income tax         30,493             --          6,362
------------------------------------------------------------------------------------------------------

  Net income                                                    $75,116        $47,763        $46,380
======================================================================================================

Weighted average number of shares outstanding,
  basic and diluted                                              56,847         49,628         39,214
======================================================================================================

Earnings per share, basic and diluted, attributable to:
  Continuing operations                                         $  0.70        $  0.85        $  0.87
  Discontinued operations                                          0.08           0.11           0.15
  Gain on sale of properties, less applicable income tax           0.54             --           0.16
------------------------------------------------------------------------------------------------------

Net income per share, basic and diluted                         $  1.32        $  0.96        $  1.18
======================================================================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        Franklin Street Properties Corp.
                 Consolidated Statements of Stockholders' Equity

                                                                                        Earnings/      Accumulated
                                                                                   (distributions)   Undistributed
                                                                                   in excess of       Net Realized
                                      Common Stock        Additional                  accumulated       Gain on          Total
                                  -------------------      Paid-In      Treasury       earnings/        Sale of      Stockholders'
                                  Shares       Amount      Capital       Stock       distributions     Properties        Equity
(in thousands)
====================================================================================================================================

Balance, December 31, 2002         24,630       $  2      $192,743      $     --       $  4,420         $    --       $ 197,165
   Shares issued                   25,000          3       320,054            --             --              --         320,057
   Net income                          --         --            --            --         40,018           6,362          46,380
   Distributions                       --         --            --            --        (40,791)         (5,956)        (46,747)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003         49,630          5       512,797            --          3,647             406         516,855
   Treasury shares purchased           --         --            --          (155)            --              --            (155)
   Treasury shares issued                                       16           145                                            161
   Net income                          --         --            --            --         47,763              --          47,763
   Distributions                       --         --            --            --        (61,130)           (406)        (61,536)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004         49,630          5       512,813           (10)        (9,720)             --         503,088
   Shares issued for:
     Merger                        10,895          1       164,563                           --              --         164,564
     Compensation                       2         --            21            10                                             31
   Treasury shares purchased         (732)                               (14,008)                                       (14,008)
   Net income                          --         --            --            --         75,116              --          75,116
   Distributions                       --         --            --            --        (67,208)             --         (67,208)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005         59,795       $  6      $677,397      $(14,008)      $ (1,812)        $    --       $ 661,583
====================================================================================================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        Franklin Street Properties Corp.
                      Consolidated Statements of Cash Flows

(in thousands)                                                                     For the Year Ended December 31,
                                                                                2005           2004            2003
======================================================================================================================

Cash flows from operating activities:
  Net income                                                                 $  75,116       $ 47,763       $  46,380
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization expense                                       17,937         13,006           9,531
    Amortization of above market lease                                           4,310            235             137
    Gain on sale of real estate assets                                         (30,493)            --          (6,362)
    Equity in earnings of non-consolidated REITs                                (1,418)        (1,472)           (832)
    Distributions from non-consolidated REITs                                    1,217          1,582             832
    Increase to bad debt reserve                                                    --            195              --
    Shares issued as compensation                                                   31            161              --
  Changes in operating assets and liabilities:
    Restricted cash                                                                572            (51)             (1)
    Tenant rent receivables, net                                                  (678)           (83)           (302)
    Straight-line rents, net                                                    (1,692)          (860)         (1,030)
    Prepaid expenses and other assets, net                                         586         (1,192)            305
    Accounts payable, accrued expenses & other items                              (200)         3,816          (9,053)
    Accrued compensation                                                         1,186           (840)            258
    Tenant security deposits                                                       260             51               1
  Payment of deferred leasing commissions                                       (1,560)          (582)           (487)
----------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                 65,174         61,729          39,377
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Cash from issuance of common stock in the merger transaction                  10,621             --          23,524
  Purchase of real estate assets and office computers and
    furniture, capitalized merger costs                                        (75,988)        (1,641)         (2,388)
  Acquired real estate leases                                                  (12,513)            --              --
  Investment in non-consolidated REITs                                             (18)        (4,270)             --
  Merger costs paid                                                               (402)            --              --
  Changes in deposits on real estate assets                                       (710)            --             841
  Investment in assets held for syndication                                     59,532        (55,490)         (4,117)
  Proceeds received on sales of real estate assets                             112,030             --          21,870
----------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used for) investing activities                      92,552        (61,401)         39,730
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Distributions to stockholders                                                (67,208)       (61,536)        (46,747)
  Purchase of treasury shares                                                  (14,008)          (155)             --
  Borrowings under bank note payable                                                --         59,439           4,117
  Repayments of bank note payable                                              (59,439)        (4,117)             --
  Deferred financing costs                                                        (108)            --              --
----------------------------------------------------------------------------------------------------------------------
      Net cash used for financing activities                                  (140,763)        (6,369)        (42,630)
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            16,963         (6,041)         36,477
Cash and cash equivalents, beginning of year                                    52,752         58,793          22,316
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                       $  69,715       $ 52,752       $  58,793
======================================================================================================================
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                                                 $   2,981       $  1,503       $   1,036
    Taxes on income                                                          $     566       $  1,665       $   1,963
  Non-cash investing and financing activities: assets acquired through
    issuance of common stock in the merger transaction, net                  $ 153,943       $     --       $ 297,468


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

1.    Organization

Franklin Street Properties Corp. ("FSP Corp." or the "Company"), holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC, and FSP Holdings LLC. The Company also has a non-controlling common stock interest in 13 corporations organized to operate as real estate investment trusts ("REITs").

On May 30, 2003, the shareholders of the Company approved the Company's acquisition by merger of 13 REITs (the "2003 Target REITs"). The mergers were effective June 1, 2003 and, as a result, the Company issued 25,000,091 shares in a tax-free exchange for all the outstanding preferred shares of the 2003 Target REITs. The mergers were accounted for as a purchase, and the acquired assets and liabilities were recorded at their fair value.

On April 30, 2005, the Company acquired four real estate investment trusts ("Target REITs") by the merger of the four Target REITs with and into four of the Company's wholly-owned subsidiaries. The merger was effective April 30, 2005 and, as a result, the Company issued 10,894,994 shares in a tax-free exchange for all outstanding preferred shares of the Target REITs. The mergers were accounted for as a purchase and the acquired assets and liabilities were recorded at their fair value.

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

Investments in Sponsored REITs

Common stock investments in Sponsored REITs are consolidated while the entity is controlled by the Company. Following the commencement of syndication the Company exercises influence over, but does not control these entities and investments are accounted for using the equity method. Under the equity method of accounting, the Company's cost basis is adjusted by its share of the Sponsored REITs' earnings, if any, prior to completion of the syndication. Equity in losses of Sponsored REITs is not recognized to the extent that the investment balance would become negative. Distributions received are recognized as income once the investment balance is reduced to zero, unless there is a loan receivable from the Sponsored REIT entity. Equity in losses or distributions received in excess of common stock investment is recorded as an adjustment up to the carrying value of the assets held for syndication.

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

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

2.    Significant Accounting Policies (continued)

On September 29, 2005, the Company acquired 8.5 preferred shares (approximately 3.05%) of a Sponsored REIT, FSP Park Ten Development Corp. ("Park Ten Development"), in exchange for the contribution of 2.9 acres of developable land. The Company agreed to vote its shares in any matter presented to a vote by the stockholders of Park Ten Development in the same proportion as shares voted by other stockholders of the Company. The Company accounts for its investment in Park Ten Development under the equity method.

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

Acquired Real Estate Leases and Amortization

The Company accounts for leases acquired via direct purchase, or as a result of a merger, of real estate assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141. "Business Combinations". Accordingly, the Company recorded a value relating to the leases acquired as a result of the acquisition by merger of four and thirteen Sponsored REITs in 2005 and 2003, respectively and two direct acquisitions in 2005. Acquired real estate leases represent costs associated with acquiring an in-place lease (i.e., the market cost to execute a similar lease, including leasing commission, legal, vacancy and other related costs) and the value relating to leases with rents above the market rate. Amortization is computed using the straight-line method over the life of the leases, which range from 20 months to 91 months.

Amortization related to costs associated with acquiring an in-place lease is included in depreciation and amortization on the consolidated statements of income. Amortization related to leases with rents above the market rate is included with rental revenue in the consolidated statements of income. The estimated annual amortization expense for the five years succeeding December 31, 2005 are as follows:

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

2.    Significant Accounting Policies (continued)

                   (in thousands)
                   --------------
                   2006                                        $ 9,774
                   2007                                          6,165
                   2008                                          5,888
                   2009                                          5,353
                   2010 and thereafter                           3,772

Acquired Unfavorable Real Estate Leases and Amortization

The Company accounts for leases acquired via direct purchase, or as a result of a merger, of real estate assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141. "Business Combinations". Accordingly, the Company recorded a value relating to the leases acquired as a result of the direct acquisition and acquisition by merger in 2005. Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate. Amortization is computed using the straight-line method over the life of the leases, which range from 12 months to 90 months.

Amortization related to leases with rents below the market rate is included with rental revenue in the consolidated statements of income. The estimated annual amortization expense for the five years succeeding December 31, 2005 are as follows:

                   (in thousands)
                   --------------
                   2006                                         $  225
                   2007                                            202
                   2008                                            155
                   2009                                            110
                   2010 and thereafter                             131

Discontinued Operations

The Company accounts for properties as held for sale under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which typically occurs upon the execution of a purchase and sale agreement and belief by management that the sale or disposition is probable of occurrence within one year. Upon determining that a property is held for sale, the Company discontinues depreciating the property and reflects the property in its consolidated balance sheets at the lower of its carrying amount or fair value less the cost to sell. The Company presents property related to discontinued operations on its consolidated balance sheets as "Assets held for sale" on a comparative basis. The Company reports the results of operations of its properties classified as discontinued operations in its statements of income if no significant continuing involvement exists after the sale or disposition.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had highly liquid debt instruments of United States Government Agencies with a carrying value of $50.7 million and $6 million at December 31, 2005 and 2004, respectively. The aggregate fair value of these instruments was $50.8 million and $6.0 million at December 31, 2005 and 2004, respectively. Gross unrecognized holding gains on these instruments were $0.1 million as of December 31, 2005; and the aggregate carrying value of these instruments approximated fair value at December 31, 2004. Also included in cash equivalents are $5.1 million and $11 million at December 31, 2005 and 2004, respectively of cash held as certificates of deposit with original maturity dates exceeding three months. There are no prepayment penalties if the Company withdraws these funds prior to maturity.

Restricted Cash

Restricted cash consists of tenant security deposits, which are required by law in some states. Tenant security deposits are refunded when tenants vacate provided that the tenant has not damaged the property.

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

Straight-line Rent Receivable

Certain leases provide for fixed rent increases over the life of the lease. Rental revenue is recognized on a straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreements. Straight-line rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $5,765,000 and $4,947,000 at December 31, 2005 and 2004, respectively. The
Company provides an allowance for doubtful accounts based on its estimate of a tenant's ability to make future rent payments. The computation of this allowance is based in part on the tenants' payment history and current credit status. During 2005 the Company reduced its allowance by $297,000 to $163,000 based on such analysis.

Deferred Leasing Commissions

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements. Amortization expense was approximately $430,000, $287,000 and $258,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The estimated annual amortization for the five years following December 31, 2005 is as follows:

                   (in thousands)
                   --------------
                   2006                                         $  535
                   2007                                            465
                   2008                                            361
                   2009                                            304
                   2010 and thereafter                             619

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

2.    Significant Accounting Policies (continued)

Revenue Recognition

Rental Revenue - Rental revenue includes income from leases, certain reimbursable expenses, straight-line rent adjustments and other income associated with renting the property. A summary of rental revenue is shown in the following table:

                                                       Year Ending
(in thousands)                                         December 31,
                                         --------------------------------------
                                           2005           2004           2003
                                         ======================================
Income from leases                       $ 65,082       $ 50,277       $ 31,262
Reimbursable expenses                      13,388          7,991          5,836
Straight-line rent adjustment               1,736          1,147            775
Amortization of favorable leases           (4,310)          (235)          (137)
Other                                          --             --            369
                                         --------------------------------------
                                         $ 75,896       $ 59,180       $ 38,105
                                         ======================================

Rental Revenue, Commercial Properties -- The Company has retained substantially all of the risks and benefits of ownership of the Company's commercial properties and accounts for its leases as operating leases. Rental income from leases, which includes rent concessions (including free rent and tenant improvement allowances) and scheduled increases in rental rates during the lease term, is recognized on a straight-line basis. The Company does not have any percentage rent arrangements with its commercial property tenants. Reimbursable costs are included in rental income in the period earned.

Rental Revenue, Residential Apartments -- The Company's residential property leases are generally for terms of one year or less. Rental income from tenants of residential apartment properties is recognized in the period earned. Leasing commissions incurred in connection with residential property leases are expensed as incurred.

Syndication and Transaction Fees

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

Transaction Fees -- Transaction fees relating to loan commitment fees and acquisition fees are recognized upon an investor closing and the subsequent payment of the Sponsored REIT's loan to the Company. Development fees are recognized upon an investor closing and once the service has been provided. Fees related to organizational, offering and other expenditures are recognized upon the final investor closing of the Sponsored REIT. The final investor closing is the last admittance of investors into a Sponsored REIT; at that time, required funds have been received from the investors and charges relating to the syndication have been paid or accrued.

Other

Other income, including property and asset management fees, is recognized when the related services are performed and the earnings process is complete.

Income Taxes

Taxes on income for the years ended December 31, 2005, 2004 and 2003 represent taxes incurred by FSP Investments, which is a taxable REIT subsidiary.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

2.   Significant Accounting Policies (continued)

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2005, 2004, and 2003. The denominator used for calculating basic and diluted net income per share was 56,847,000, 49,628,000, and 39,214,000 for the years ending December 31, 2005,
2004, and 2003, respectively.

Recent Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46(R), which replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The objectives of the interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. The adoption of this standard had no impact on the Company's financial position, operations or cash flow.

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29". This statement was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this standard had no impact on our financial position, results of operations or cash flows.

Reclassifications

Certain balances in the 2004 and 2003 financial statements have been reclassified to conform to 2005 presentation. The reclassifications primarily were related to disposition of six properties sold in 2005 and one asset held for sale as of December 31, 2005, which are presented as discontinued operations for all periods presented. These reclassifications changed rental revenues, operating and maintenance expenses, depreciation and amortization, other income and the related assets, which are segregated on financial statements. There was no change to net income for any period presented as a result of these reclassifications.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

3.    Business Segments

The Company operates in two business segments: real estate operations (including real estate leasing, interim acquisition financing, development services and asset/property management) and investment banking/investment services (including real estate acquisition and broker/dealer services). The Company has identified these segments because this information is the basis upon which management makes decisions regarding resource allocation and performance assessment. The accounting policies of the reportable segments are the same as those described in the "Significant Accounting Policies". The Company's operations are located in the United States of America.

The Company evaluates the performance of its reportable segments based on Adjusted Funds From Operations ("AFFO") as management believes that AFFO represents the most accurate measure of the reportable segment's activity and is the basis for distributions paid to equity holders. The Company defines AFFO as: net income as computed in accordance with GAAP; excluding gains or losses on the sale of real estate and non-cash income from Sponsored REITs; plus certain non-cash items included in the computation of net income (depreciation and amortization and straight-line rent adjustments); plus distributions received from Sponsored REITs; plus the net proceeds from the sale of land; less purchases of property and equipment ("Capital Expenditures") excluding acquisitions and payments for deferred leasing commissions, plus proceeds from (payments to) funded reserves established at the acquisition date of the property. Depreciation and amortization, gain or loss on the sale of real estate, and straight-line rents are an adjustment to AFFO, as these are non-cash items included in net income. Capital expenditures, payments of deferred leasing commissions and the proceeds from (payments to) the funded reserve are an adjustment to AFFO, as they represent cash items not reflected in net income.

The funded reserve represents funds that the Company has set aside in anticipation of future capital needs. These reserves are typically used for the payment of capital expenditures, deferred leasing commissions and certain tenant allowances; however, there are no legal restrictions on their use and they may be used for any Company purpose. AFFO should not be considered as an alternative to net income (determined in accordance with GAAP), as an indicator of the Company's financial performance, nor as an alternative to cash flows from operating activities (determined in accordance with GAAP), nor as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Other real estate companies may define AFFO in a different manner. It is at the Company's discretion to retain a portion of AFFO for operational needs. We believe that in order to facilitate a clear understanding of the results of the Company, AFFO should be examined in connection with net income and cash flows from operating, investing and financing activities in the consolidated financial statements.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

3.    Business Segments, (continued):

The calculation of AFFO by business segment is shown in the following table:

                                                                  Investment
                                                      Real         Banking/
                                                     Estate       Investment
(in thousands):                                    Operations      Services        Total
==========================================================================================
Year ended December 31, 2005:
  Net income                                        $ 74,502       $   614       $ 75,116
  Gain on sale of properties                         (30,493)           --        (30,493)
  Equity in earnings of non-consolidated REITs        (1,418)           --         (1,418)
  Distribution from non-consolidated REITs             1,217            --          1,217
  Depreciation and amortization                       22,108           132         22,240
  Straight-line rent                                  (1,692)           --         (1,692)
  Capital expenditures                                (2,691)          (69)        (2,760)
  Payment of deferred leasing commissions             (1,560)           --         (1,560)
  Proceeds from funded reserves                        4,251            69          4,320
------------------------------------------------------------------------------------------

Adjusted Funds From Operations                      $ 64,224       $   746       $ 64,970
==========================================================================================

Year ended December 31, 2004:
  Net income                                        $ 45,030       $ 2,733       $ 47,763
  Equity in earnings of non-consolidated REITs        (1,472)           --         (1,472)
  Distribution from non-consolidated REITs             1,582            --          1,582
  Depreciation and amortization                       13,095           147         13,242
  Straight-line rent                                    (860)           --           (860)
  Capital expenditures                                (1,541)         (100)        (1,641)
  Payment of deferred leasing commissions               (582)           --           (582)
  Proceeds from funded reserves                        2,122            --          2,122
------------------------------------------------------------------------------------------

Adjusted Funds From Operations                      $ 57,374       $ 2,780       $ 60,154
==========================================================================================

Year ended December 31, 2003:
  Net income                                        $ 43,949       $ 2,431       $ 46,380
  Equity in earnings of non-consolidated REITs          (965)           --           (965)
  Distribution from non-consolidated REITs               832            --            832
  Gain on sale of properties                          (6,362)           --         (6,362)
  Depreciation and amortization                        9,745            56          9,801
  Straight-line rent                                  (1,030)           --         (1,030)
  Capital expenditures                                (1,125)         (248)        (1,373)
  Payment of deferred leasing commissions               (487)           --           (487)
  Proceeds from funded reserves                        1,877            --          1,877
  Proceeds from sale of land                              55            --             55
------------------------------------------------------------------------------------------

Adjusted Funds From Operations                      $ 46,489       $ 2,239       $ 48,728
==========================================================================================

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

3.   Business Segments (continued)

The Company's cash distributions for the years ended December 31, 2005, 2004 and 2003 are summarized as follows:

                                               Distribution       Total Cash
   Quarter paid                               Per Share/Unit    Distributions
   ==========================================================================
                                                               (in thousands)
   Second quarter of 2005                         $  0.41         $  20,349
   Third quarter of 2005                             0.21            12,711
   Fourth quarter of 2005                            0.31            18,763
   First quarter of 2006 (A)                         0.31            18,536
   ------------------------------------------------------------------------
                                                  $  1.24         $  70,359
   ========================================================================

   Second quarter of 2004                         $  0.31         $  15,385
   Third quarter of 2004                             0.31            15,385
   Fourth quarter of 2004                            0.31            15,385
   First quarter of 2005 (A)                         0.31            15,385
   ------------------------------------------------------------------------
                                                  $  1.24         $  61,540
   ========================================================================

   Second quarter of 2003                         $  0.31         $   7,635
   Third quarter of 2003                             0.31            10,135
   Fourth quarter of 2003 (B)                        0.43            21,342
   First quarter of 2004 (A)                         0.31            15,381
   ------------------------------------------------------------------------
                                                  $  1.36         $  54,493
   ========================================================================

(A) Represents distributions declared and paid in the first quarter related to the fourth quarter of the prior year.
(B) Includes a special distribution of $.12 per share in the aggregate amount of $5,956,000.

Cash distributions per share are declared and paid based on the total outstanding shares as of the record date and are typically paid in the quarter following the quarter that AFFO is generated.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

3.   Business Segments (continued)

The following table is a summary of other financial information by business segment:

                                                           Investment
                                                Real        Banking/
                                               Estate      Investment
                                             Operations     Services      Total
================================================================================
                                                        (in thousands)
December 31, 2005:
  Revenue                                     $ 85,775      $10,618     $ 96,393
  Interest income                                1,552           36        1,588
  Interest expense                               2,997           --        2,997
  Income from discontinued operations, net       4,503           --        4,503
  Capital expenditures                           2,691           69        2,760
  Identifiable assets                          671,413        5,760      677,173

December 31, 2004:
  Revenue                                     $ 71,740      $15,696     $ 87,436
  Interest income                                  817           46          863
  Interest expense                               1,527           --        1,527
  Income from discontinued operations, net       5,429           --        5,429
  Capital expenditures                           1,541          100        1,641
  Identifiable assets                          567,609        5,502      573,111

December 31, 2003:
  Revenue                                     $ 52,414      $16,050     $ 68,464
  Interest income                                  288           75          363
  Interest expense                               1,036           --        1,036
  Income from discontinued operations, net       5,956           --        5,956
  Capital expenditures                           1,125          248        1,373
  Identifiable assets                          524,788        3,741      528,529

4.    Merger Transactions

On April 30, 2005, the Company issued 10,894,994 shares of common stock, $0.0001 par value per share, in exchange for all the outstanding preferred stock of the Target REITs. The results of operations for each of Target REIT have been included in the Company's consolidated financial statements since May 1, 2005.

The aggregate purchase price was approximately $164,564,000. On the acquisition date, for each of the four Target REITs, the appraised value of the property was allocated to real estate investments and leases, including lease origination costs. Lease origination costs represent the value associated with acquiring an in-place lease (i.e. the market cost to execute a similar lease, including leasing commission, legal, vacancy, and other related costs). The value assigned to buildings approximates their replacement cost; the value assigned to land approximates its appraised value; and the value assigned to leases approximates their fair value. Other assets and liabilities are recorded at their historical costs, which approximates fair value. The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

4.    Merger (continued)

                                                 Value of Assets Acquired
                                                 ------------------------
                                                      (in thousands)

        Real estate assets                              $ 137,687
        Value of acquired real estate leases               19,331
        Cash                                               10,621
        Other assets                                          229
        Acquired unfavorable leases                          (366)
        Liabilities assumed                                (2,938)
                                                       ----------
        Total                                           $ 164,564
                                                       ==========

Unaudited pro forma operating results for the Company and the Target REITs are shown in the following table. The results assume the mergers occurred and the shares of the Company's stock were issued on January 1, 2004 and are not necessarily indicative of what the Company's actual results of operations would have been for the period indicated, nor do they purport to represent the results of operations of any future period.

                                                                unaudited
                                                       -------------------------
(in thousands except per share amounts)                   2005            2004
                                                       ---------       ---------

Revenues                                                $102,948        $107,910
                                                       ---------       ---------
Income from continuing operations                       $ 42,766        $ 50,552
                                                       ---------       ---------
Net income                                              $ 77,762        $ 55,981
                                                       =========       =========
Weighted average shares outstanding                       60,459          60,523
                                                       =========       =========

Income from continuing operations per share             $   0.71        $   0.84
                                                       =========       =========
Net income per share                                    $   1.29        $   0.92
                                                       =========       =========

5.    Related Party Transactions

Investment in Sponsored REITs

At December 31, 2005, we held an interest in 13 Sponsored REITs, all of which were fully syndicated. FSP Park Ten Development Corp. (Park Ten Development) was syndicated in September 2005 and the Company exchanged land for a preferred stock investment in it. At December 31, 2004, the Company held an interest in 15 Sponsored REITs. Twelve were fully syndicated and the Company no longer derived economic benefits or risks from them. Blue Lagoon was syndicated in January 2004 and the Company purchased a preferred stock investment in it. The remaining two entities were not fully syndicated and have a value of approximately $59.2 million on the accompanying consolidated balance sheets as assets held for syndication. At December 31, 2003, the Company held an interest in eight Sponsored REITs, of which seven were fully syndicated. The value of Blue Lagoon, which was not fully syndicated as of December 31, 2003, was approximately $4.1 million on the accompanying consolidated balance sheets as assets held for syndication.

The table below shows the Company's income and expenses from Sponsored REITs. Management fees of $1,000, $102,000, and $5,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and interest expense related to the Company's mortgages on properties owned by these entities are eliminated in consolidation.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

5.   Related Party Transactions (continued)

                                                 Year Ended December 31,
     (in thousands)                        2005           2004         2003
                                           ----           ----         ----
     Operating Data:
     Rental revenues                      $ 146          $3,772        $ 552
     Operating and maintenance
        expenses                             63           1,439          177
     Depreciation and amortization           36             584          133
     Interest expense                        64             922          163
     Interest income                          1              25           --
                                          ----------------------------------
                                          $ (16)         $  852        $  79
                                          ==================================

Equity in earnings of investment in non-consolidated REITs:

The following table includes equity in earnings of investments in non-consolidated REITs:

                                                        Year Ended December 31,
(in thousands)                                         2005       2004     2003
                                                       ----       ----     ----

Equity in earnings of Sponsored REITs                 $1,149      $390     $753
Equity in earnings of Blue Lagoon                        248       230
Equity in earnings of Park Ten Development                --        --       --
                                                     --------------------------
                                                      $1,397      $620     $753
                                                     ==========================

Equity in earnings of investments in Sponsored REITs is derived from the Company's share of income following the commencement of syndication of Sponsored REITs. Following the commencement of syndication the Company exercises influence over, but does not control these entities, and investments are accounted for using the equity method.

Equity in earnings of Blue Lagoon is derived from the Company's preferred stock investment in the entity. In January 2004 the Company purchased 49.25 preferred shares or 8.22% of Blue Lagoon for $4,248,000 (which represented $4,925,000 at the offering price net of commissions of $394,000 and loan fees of $283,000 that were excluded).

Equity in earnings of Park Ten Development is derived from the Company's preferred stock investment in the entity. In September 2005 the Company acquired
8.5 preferred shares or 3.05% of Park Ten Development via a non-monetary exchange of land valued at $850,000. The Sponsored REIT was syndicated and is in the process of constructing a commercial property on the land. As of December 31, 2005, there was no equity in income from the project, as construction had just started.

During the year ended December 31, 2005, the Company received distributions of $856,000 and $361,000 from Sponsored REITs and Blue Lagoon, respectively. During the year ended December 31, 2004, the Company received distributions of $1,582,000 and $235,000 from Sponsored REITs and Blue Lagoon, respectively. During the years ended December 31, 2003 and 2002, the Company received distributions from investments in Sponsored REITs of $882,000 and $519,000, respectively.

Non-consolidated REITs

The Company has in the past acquired by merger entities similar to the Sponsored REITs, including four Sponsored REITs (Target REITs), which were acquired by merger on April 30, 2005. The Company's business model for growth includes the potential acquisition by merger in the future of Sponsored REITs. However, the Company has no legal or any other enforceable obligation to acquire or to offer to acquire any Sponsored REIT. In addition, any offer (and the related terms and conditions) that might be made in the future to acquire any Sponsored REIT would require the approval of the boards of directors of the Company and the Sponsored REIT and the approval of the shareholders of the Sponsored REIT.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

5.    Related Party Transactions, (continued)

The operating data below for 2005 includes operations of the 13 Sponsored REITs the Company held an interest in as of December 31, 2005 and four Target REITs from January through April 30, 2005. The four Target REITs were merged into the Company on April 30, 2005. The operating data for 2004 includes the operations of the 15 Sponsored REITs in which the Company held an interest at December 31, 2004. The operating data for 2003 includes the operations of eight Sponsored REITs in which the Company held an interest at December 31, 2003 and 13 Target REITs, which were merged into the Company on June 1, 2003, from January through May 31, 2003.

Summarized financial information for the Sponsored REITs is as follows:

                                                             December 31,
                                                      2005               2004
                                                   ----------------------------
(in thousands)
Balance Sheet Data (unaudited):
-------------------------------
Real estate, net                                   $ 403,161          $ 457,140
Other assets                                          82,163             91,678
Total liabilities                                    (46,831)           (83,484)
                                                   ----------------------------
Shareholders equity                                $ 438,493          $ 465,334
                                                   ============================

                                                    For the Year Ended
                                                       December 31,
                                         ---------------------------------------
                                           2005           2004           2003
                                         ---------------------------------------
(in thousands)
Operating Data (unaudited):
---------------------------
Rental revenues                          $ 60,339       $ 58,474       $ 45,819
Other revenues                              1,211            655            370
Operating and maintenance  expenses       (24,742)       (20,335)       (16,594)
Depreciation and amortization             (12,531)       (10,597)       (11,155)
Interest expense                           (7,691)       (13,316)       (13,965)
                                         --------------------------------------
Net income (loss)                        $ 16,586       $ 14,881       $  4,475
                                         ======================================

Syndication fees and Transaction fees:

The Company provided syndication and real estate acquisition advisory services for Sponsored REITs. Syndication, development and transaction fees from non-consolidated entities amounted to approximately $18,680,000, $27,672,000 and $29,376,000, for the years ended December 31, 2005, 2004 and 2003, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days' notice. Asset management fee income from non-consolidated entities amounted to approximately $672,000, $539,000, and $325,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company is typically entitled to interest on funds advanced to Sponsored REITs. The Company recognized interest income of approximately $1,135,000, $42,000, and $636,000 for the years ended December 31, 2005, 2004 and 2003, respectively, relating to these loans.

6.    Bank Note Payable

The Company has a revolving line of credit agreement (the "Loan Agreement") with a group of banks providing for borrowings at the Company's election of up to $150,000,000. Borrowings under the Loan Agreement bear interest at either the bank's base rate (7.25% at December 31, 2005) or at a LIBOR plus 125 basis points (5.64% at December 31, 2005), as defined. There was no balance outstanding at December 31, 2005, and $59,439,000 was outstanding at the bank's base rate at December 31, 2004. The weighted average interest rate on amounts outstanding during the years ended December 31, 2005 and 2004 was approximately 5.35% and 3.62%, respectively.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

6.    Bank Note Payable, (continued)

The Loan Agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the maintenance of at least $1,500,000 in operating cash accounts, a minimum unencumbered cash and liquid investments balance and tangible net worth; and compliance with various debt and operating income ratios, as defined in the Loan Agreement. The Company was in compliance with the Loan Agreement's financial covenants as of December 31, 2005 and 2004. Borrowings under the Loan Agreement mature on August 18, 2008.

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

In March 2005 and 2004 the Company issued 1,750 and 9,824 shares to certain officers and employees under the Plan with an estimated value of $31,000 and $161,000, respectively. There was no equity-based compensation for the year ended December 31, 2003. Shares issued were fully vested on the date of issuance. Equity-based compensation charges of $31,000 and $161,000 are included in selling, general & administrative expenses in the accompanying consolidated statements of income for the years ended December 31, 2005 and 2004.

A summary of shares available and granted under the plan and the related compensation costs is shown in the following table:

                                                Shares Available    Compensation
                                                    for Grant           Cost
                                                ----------------    ------------
Shares approved for grant                           2,000,000         $     --
Shares granted 2002                                   (43,998)         604,000
                                                   ----------         --------
Balance, December 31, 2002 and 2003                 1,956,002          604,000
Shares granted 2004                                    (9,824)         161,000
                                                   ----------         --------
Balance, December 31, 2004                          1,946,178          765,000
Shares granted 2005                                    (1,750)          31,000
                                                   ----------         --------
Balance, December 31, 2005                          1,944,428         $796,000
                                                   ==========         ========

On October 28, 2005, the Board of Directors of the Company authorized the repurchase of up to $35 million over a two year period, of the Company's common stock from time to time on the open market or in privately negotiated transactions. The Company subsequently repurchased 731,000 shares of common stock during the fourth quarter of 2005 at an aggregate cost of $13,992,000 at an average cost of $19.14 per share.

Treasury Shares

On March 1, 2005, the Company issued 575 shares from Treasury to employees in connection with the Plan. On April 30, 2005, the Company redeemed 898 fractional shares in connection with the Merger for $16,000. During 2005, the Company also repurchased 731,000 shares for $13,992,000. As a result, as of December 31, 2005 there were 731,898 Treasury Shares. During January 2004 the Company redeemed 9,824 shares through a redemption plan for $147,000. These shares were subsequently issued to employees in connection with the Plan. In August 2004 the Company redeemed an aggregate of 575 fractional shares for $10,000.

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a taxable REIT subsidiary ("TRS"). In the case of TRSs, the Company's ownership of securities in all TRSs generally cannot exceed 20% of the value of all of the Company's assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company's assets. Effective January 1, 2002, a subsidiary of the Company, FSP Investments, became a TRS. As a result, FSP Investments operates as a taxable corporation under the Code and has accounted for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Taxes are provided when FSP Investments has net profits for both financial statement and income tax purposes.

Income taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company's assets and liabilities. In estimating future tax consequences, potential future events are considered except for potential changes in income tax law or in rates.

Net operating losses

Section 382 of the Code restricts a corporation's ability to use net operating losses ("NOLs") to offset future taxable income following certain "ownership changes." Such an ownership change occurred with the June 2003 merger and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company's NOLs will expire in 2023. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured. In 2005, the Company used $2,595,000 of NOLs in connection with amending a prior year tax return. The gross amount of NOLs available to the Company were $8,813,000, $7,918,000 and $5,839,000 as of December 31, 2005, 2004 and 2003, respectively.

Tax Rates

The income tax expense reflected in the consolidated statement of income relates only to the TRS. The expense differs from the amounts computed by applying the Federal statutory rate to income before taxes as follows:

                                                            For the years ended December 31,
                                                 ----------------------------------------------------
(Dollars in thousands)                               2005                2004               2003
                                                     ----                ----               ----

Federal income tax expense at statutory rate     $356   34.0%     $ 1,516    34.0%     $1,446   35.0%
Increase (decrease) in taxes resulting from:
   State income taxes, net of federal impact       66    6.3%         280     6.3%        254    6.2%
   Other                                           --     --          (71)   (1.6)%        --     --
                                                 ----   ----      -------    ----      ------   ----
   Taxes on income                               $422   40.3%     $ 1,725    38.7%     $1,700   41.2%
                                                 ====   ====      =======    ====      ======   ====

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

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

8.    Federal Income Tax Reporting, (continued)

At December 31, 2005 and 2004, the Company's net tax basis of its real estate assets is less than the amount set forth in the Company's consolidated balance sheets by $14,035,000 and $17,365,000, respectively.

Reconciliation Between GAAP Net Income and Taxable Income.

The following reconciles book net income to taxable income for the years ended December 31, 2005, 2004 and 2003.

                                                            For the year ended December 31,
                                                        --------------------------------------
(in thousands)                                            2005           2004           2003
                                                          ----           ----           ----

Net income per books                                    $ 75,116       $ 47,763       $ 46,380
Adjustments to book income:
Book depreciation and amortization                        22,239         13,592          9,398
Tax depreciation and amortization                        (14,447)       (11,449)        (7,879)
Like-kind exchange gain deferral                         (14,351)            --             --
Tax basis less book basis of properties sold, net          4,747             --          2,347
Straight line rent adjustment, net                        (1,814)          (860)        (1,030)
Deferred rent, net                                          (132)            55             22
Non-taxable distributions                                    (85)            --             --
Other, net                                                  (815)          (611)          (104)
                                                        --------       --------       --------
Taxable income                                            70,458         48,490         49,134
Less: Capital gains recognized                           (22,068)            --         (8,709)
                                                        --------       --------       --------
Taxable income subject to distribution requirement      $ 48,390       $ 48,490       $ 40,425
                                                        ========       ========       ========

Tax Components

The following summarizes the tax components of the Company's common distributions paid per share for the years ended December 31, 2005, 2004 and 2003:

                       ----------------------------------------------------------------------
                              2005                     2004                     2003
                       --------------------     --------------------     --------------------
                       Per Share        %       Per Share        %       Per Share       %
                       ---------     ------     ---------     ------     ---------     ------
Ordinary income          $ 0.83       67.16%      $ 1.01       81.48%      $ 1.03       75.61%
Qualified dividends          --          --         0.03        2.79%        0.08        5.76%
Capital gain (1)           0.41       32.84%          --          --         0.25       18.63%
Return of capital            --          --         0.20       15.73%          --          --
                         ------      ------       ------      ------       ------      ------
Total                    $ 1.24         100%      $ 1.24         100%      $ 1.36         100%
                         ======      ======       ======      ======       ======      ======

(1) The 32.84% capital gain for 2005 consists of 10.86% and 21.98% taxed at 15% and 25%, respectively for 2005. The 18.63% capital gain for 2003 consists of 9.03%, 5.43% and 4.17% of capital gains taxed at 15%, 20% and 25%, respectively for 2003.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

9.    Commitments

The Company's commercial real estate operations include the leasing of office buildings and industrial properties subject to leases with terms greater than one year. The leases expire at various dates through 2015. The following is a schedule of approximate future minimum rental income on non-cancelable operating leases as of December 31, 2005:

                                         Year ended
         (in thousands)                 December 31,
         ---------------------------------------------

         2006                             $ 64,239
         2007                               52,220
         2008                               48,189
         2009                               41,498
         2010                               21,508
         Thereafter (2011-2015)             27,149
                                        ----------
                                         $ 254,803
                                        ==========

The Company leases its corporate office space under an operating lease that was amended in 2003 and has no renewal options. The lease includes a base annual rent and additional rent for the Company's share of taxes and operating costs. Future minimum lease payments are as follows:

                                         Year ended
         (in thousands)                 December 31,
         ---------------------------------------------

         2006                                $ 302
         2007                                  308
         2008                                  182
         Thereafter                             --
                                           -------
                                             $ 792
                                           =======

Rent expense was approximately $273,000, $306,000 and $219,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in selling, general and administration expenses in the Consolidated Statements of Income.

10.   Retirement Plan

In 1999, the Company began a retirement savings plan for eligible employees. Under the plan, the Company annually matches participant contributions up to the maximum allowed by tax regulations. The Company's total contribution under the plan amounted to approximately $158,000, $160,000 and $132,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

11.   Discontinued Operations

During the year ended December 31, 2005, the Company disposed of three apartment properties and three commercial properties, which are in the real estate segment. The three apartments are Essex House and Gael Apartments, which are located in Houston, Texas; and Mansions in the Park, located in Baton Rouge, Louisiana. The three commercial buildings are Blue Ravine, which is located in Folsom, California; Gateway Crossing, which is located in Columbia, Maryland; and Telecom Business Center, which is located in San Diego, California. An agreement was also reached to sell an office property in Santa Clara, California, which is expected to be sold by December 2006 at a gain. Accordingly, as of December 31, 2005 this property is held for sale and is classified as such on the accompanying balance sheet. During the year ended December 31, 2003, the Company disposed of two apartment properties, Weslayan Oaks and Reata, both located in Houston, Texas. The operating results for these real estate assets have been reflected as discontinued operations in the consolidated statements of income on a comparative basis for the years ended December 31, 2005, 2004 and 2003. There were no sales of properties in 2004.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

11.   Discontinued Operations, (continued)

The gains and losses of the properties sold are summarized below.

(in Thousands)                                                                                   Net
                                        City/             Property            Date of           Sales         Gain/
Property Address                        State               Type               Sale            Proceeds      (Loss)
----------------                        -----               ----               ----            --------      ------

81 Blue Ravine                      Folsom, CA             Office          July 13, 2005          4,764      (1,124)
7250 Perkins Road                   Baton Rouge, LA      Apartment      September 19, 2005       22,280       7,265
7130-7150 Columbia Gateway Dr       Columbia, MD           Office       September 20, 2005       25,949       6,807
Park Ten Development (1)            Houston, TX             Land        September 29, 2005          850         339
3919 Essex Lane                     Houston, TX          Apartment        October 5, 2005        13,752       5,112
4000 Essex Lane                     Houston, TX          Apartment        October 5, 2005        22,715       5,151
5751-5771 Copley Drive              San Diego, CA          Office        December 8, 2005        22,570       6,943
                                                                                             ----------------------
                                                                                               $112,880     $30,493
                                                                                             ======================

(1) On September 29, 2005, we recorded a non-monetary exchange gain of $0.3 million from contribution of 2.9 acres of developable land we contributed in exchange for 8.5 preferred shares (approximately 3.05%) of a Sponsored REIT, FSP Park Ten Development Corp. ("Park Ten Development"). The appraised value of the land and market value of the stock acquired were used to estimate the sale price, and the gain was recorded net of the Company's interest in Park Ten Development.

The operating results for the real estate assets sold are summarized below.

                                                     For the Years Ended
(in thousands)                                          December 31,
                                              ---------------------------------
                                                2005        2004         2003
                                              -------     --------     --------
Rental revenue                                $ 9,962     $ 12,616     $ 13,451
Rental operating expenses                      (2,138)      (2,714)      (2,903)
Real estate taxes and insurance                (1,325)      (1,853)      (1,864)
Depreciation and amortization                  (2,002)      (2,625)      (2,732)
Interest income                                     6            5            4
                                              -------     --------     --------
Net income from discontinued operations       $ 4,503     $  5,429     $  5,956
                                              =======     ========     ========

12.   Subsequent Events

On January 18, 2006, the Board of Directors of the Company declared a cash distribution of $0.31 per share of common stock payable on February 21, 2006 to stockholders of record on January 31, 2006.

On February 3, 2006, the Board of Directors approved a change in control plan, which included a form of retention agreement and discretionary payment plan in the event there was a defined change in control of FSP Corp. Payments under the discretionary plan are capped at 1% of the market capitalization of FSP Corp. as reduced by the amount paid under the retention plan. As part of the retention plan, the Company will enter into retention agreements with employees from time to time that will provide for payments to such employees upon the closing date of a transaction constituting a change in control.

On February 21, 2006 the Company borrowed approximately $65 million under its Loan Agreement. The Company used the borrowed funds to make an interim mortgage loan for a property located in Texas.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

13. Selected unaudited quarterly information

Selected unaudited quarterly information is shown in the following table

                                                                           2005
                                                   ---------------------------------------------------
                                                     First        Second          Third        Fourth
                                                    Quarter       Quarter        Quarter       Quarter
                                                   --------      --------       --------      --------
                                                          (in thousands, except per share data)

Revenue                                            $ 20,030      $ 22,272       $ 27,125      $ 26,966
                                                   ========      ========       ========      ========

Income from continuing operations                  $  8,962      $  9,149       $ 11,204      $ 10,805
Income from discontinued operations                   1,461         1,359          1,296           387
Gain (loss) on sale of properties                        --        (1,055)        14,316        17,232
                                                   --------      --------       --------      --------
Net income                                         $ 10,423      $  9,453       $ 26,816      $ 28,424
                                                   ========      ========       ========      ========

Basic and diluted net income per share             $   0.21          0.17           0.44          0.47
                                                   ========      ========       ========      ========

Weighted average number of shares outstanding        49,630        56,815         60,526        60,259
                                                   ========      ========       ========      ========

                                                                           2004
                                                   ---------------------------------------------------
                                                     First        Second          Third        Fourth
                                                    Quarter       Quarter        Quarter       Quarter
                                                   --------      --------       --------      --------
                                                          (in thousands, except per share data)

Revenue                                            $ 22,529      $ 25,104       $ 14,032      $ 25,771
                                                   ========      ========       ========      ========

Income from continuing operations                  $ 11,920      $ 12,347       $  5,677      $ 12,390
Income from discontinued operations                   1,299         1,329          1,268         1,533
Gain on sale of properties                               --            --             --            --
                                                   --------      --------       --------      --------
Net income                                         $ 13,219      $ 13,676       $  6,945      $ 13,923
                                                   ========      ========       ========      ========

Basic and diluted net income per share             $   0.27      $   0.28       $   0.14      $   0.28
                                                   ========      ========       ========      ========

Weighted average number of shares outstanding        49,624        49,630         49,630        49,630
                                                   ========      ========       ========      ========

                                  SCHEDULE III

                        FRANKLIN STREET PROPERTIES CORP.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2005

                                                              Initial Cost                       Historical Costs
                                                                                      Costs
                                                                                   Capitalized
                                                                      Buildings    (Disposals)           Buildings
                                                                     Improvements  Subsequent           Improvements
                                               Encumbrances              and           to                   and        Total
Description                                         (1)       Land    Equipment    Acquisition   Land    Equipment      (2)
                                               ------------   ----    ---------    -----------   ----    ---------    --------
                                                                                                    (in thousands)
Residential Apartments:
   Merrywood Apartments, Katy, TX                   --       $ 2,170    $ 15,334           0    $ 2,170    $ 15,334   $ 17,504

Commercial Properties:
   One Technology Drive, Peabody, MA                --         1,658      10,246        (450)     1,658       9,796     11,454
   NAOP, No. Andover, MA                            --         1,311       8,136         948      1,311       9,084     10,395
   Park Seneca, Charlotte, NC                       --         1,815       7,917         368      1,815       8,285     10,100
   Piedmont Center, Greenville, SC                  --         1,449       9,839       1,663      1,449      11,502     12,951
   Hillview Center, Milpitas, CA                    --         2,203       2,813           7      2,203       2,820      5,023
   Southfield Centre, Southfield, MI                --         4,344      11,455       1,233      4,344      12,688     17,032
   Bollman Place, Savage, MD                        --         1,585       4,121         281      1,585       4,402      5,987
   Austin N.W., Austin, TX                          --           708      10,494         886        708      11,380     12,088
   10 Lyberty Way, Westford, MA                     --         1,315       8,862         404      1,315       9,266     10,581
   Forest Park, Charlotte, NC                       --         1,559       5,672           0      1,559       5,672      7,231
   Centennial Center, Colorado Springs, CO          --         1,549      11,877         375      1,549      12,252     13,801
   Meadow Point, Chantilly, VA                      --         2,634      18,911           0      2,634      18,911     21,545
   Timberlake, Chesterfield, MO                     --         2,984      38,661          52      2,984      38,713     41,697
   Fair Lakes, Fairfax, VA                          --         4,383      33,976           1      4,383      33,977     38,360
   Northwest Point, Elk Grove Village, IL           --         2,914      26,295           9      2,914      26,304     29,218
   Timberlake East, Chesterfield, MO                --         2,626      17,608          86      2,626      17,674     20,320
   Plaza Ridge, Herndon, VA                         --         4,210      25,640           0      4,210      25,640     29,850
   Park Ten, Houston, TX                            --         1,061      21,303        (507)       569      21,288     21,857
   Goldentop Technology Center, San Diego, CA       --         5,356      17,049          20      5,356      17,069     22,425
   Federal Way, Federal Way, WA                     --         2,518      13,212           0      2,518      13,212     15,730
   Addison, Addison, TX                             --         4,325      48,040         741      4,325      48,781     53,106
   Collins, Richardson, TX                          --         4,000      42,598           0      4,000      42,598     46,598
   Montague, San Jose, CA                           --        10,250       5,254           0     10,250       5,254     15,504
   Royal Ridge, Alpharetta, GA                      --         2,000      22,068          51      2,000      22,119     24,119
   Greenwood, Englewood, CO                         --         3,100      30,201           0      3,100      30,201     33,301
   River Crossing, Indianapolis, IN                 --         3,000      36,926          30      3,000      36,956     39,956
                                                ------       -------    --------      ------    -------    --------   --------
         Balance - Real Estate                      --        77,027     504,508       6,198     76,535     511,198    587,733
   Assets held for sale                             --         3,274       4,130          57      3,274       4,187      7,461
                                                ------       -------    --------      ------    -------    --------   --------
         Balance - End of Year                      --       $80,301    $508,638      $6,255    $79,809    $515,385   $595,194
                                                ======       =======    ========      ======    =======    ========   ========



                                                                Total
                                                              Costs, Net
                                                                  of       Depreciable   Date of
                                                Accumulated  Accumulated       Life     Acquisition
Description                                    Depreciation  Depreciation     Years         (3)
                                               ------------  ------------  -----------  -----------

Residential Apartments:
   Merrywood Apartments, Katy, TX                $ 1,441      $ 16,063         5-27        2002

Commercial Properties:
   One Technology Drive, Peabody, MA               2,429         9,025         5-39        1995
   NAOP, No. Andover, MA                           2,762         7,633         5-39        1996
   Park Seneca, Charlotte, NC                      1,563         8,537         5-39        1997
   Piedmont Center, Greenville, SC                 2,274        10,677         5-39        1998
   Hillview Center, Milpitas, CA                     488         4,535         5-39        1999
   Southfield Centre, Southfield, MI               1,929        15,103         5-39        1999
   Bollman Place, Savage, MD                         637         5,350         5-39        1999
   Austin N.W., Austin, TX                         1,731        10,357         5-39        1999
   10 Lyberty Way, Westford, MA                    1,312         9,269         5-39        2000
   Forest Park, Charlotte, NC                        375         6,856         5-39        1999
   Centennial Center, Colorado Springs, CO           886        12,915         5-39        2000
   Meadow Point, Chantilly, VA                     1,253        20,292         5-39        2001
   Timberlake, Chesterfield, MO                    2,563        39,134         5-39        2001
   Fair Lakes, Fairfax, VA                         2,251        36,109         5-39        2001
   Northwest Point, Elk Grove Village, IL          1,742        27,476         5-39        2001
   Timberlake East, Chesterfield, MO               1,173        19,147         5-39        2002
   Plaza Ridge, Herndon, VA                        1,699        28,151         5-39        2002
   Park Ten, Houston, TX                           1,410        20,447         5-39        2002
   Goldentop Technology Center, San Diego, CA      1,130        21,295         5-39        2000
   Federal Way, Federal Way, WA                      876        14,854         5-39        2001
   Addison, Addison, TX                              897        52,209         5-39        2002
   Collins, Richardson, TX                           728        45,870         5-39        2003
   Montague, San Jose, CA                             90        15,414         5-39        2002
   Royal Ridge, Alpharetta, GA                       377        23,742         5-39        2003
   Greenwood, Englewood, CO                          645        32,656         5-39        2005
   River Crossing, Indianapolis, IN                  475        39,481         5-39        2005
                                                 -------      --------
         Balance - Real Estate                    35,136       552,597
   Assets held for sale                              830         6,631         5-39        1997
                                                 -------      --------
         Balance - End of Year                   $35,966      $559,228
                                                 =======      ========

(1)   There are no encumbrances on the above properties.
(2)   The aggregate cost for Federal Income Tax purposes is $600,255.
(3)   Original date of acquisition by Sponsored Entity.

The following table summarizes the changes in the Company's real estate investments and accumulated depreciation:

                                                        December 31,
                                           -------------------------------------
(in thousands)                              2005           2004          2003
================================================================================
Real estate investments, at cost:
  Balance, beginning of year               476,982        475,368       195,275
    Acquisition by merger                  138,535             --       298,425
    Acquisitions                            73,227             --            --
    Improvements                             2,692          1,614         1,125
    Assets held for sale                    (7,461)      (102,582)     (102,075)
    Dispositions                           (96,242)            --       (19,457)
                                          -------------------------------------
  Balance - Real Estate                    587,733        374,400       373,293
    Assets held for sale                     7,461        102,582       102,075
                                          -------------------------------------
Balance, end of year                       595,194        476,982       475,368
                                          =====================================
Accumulated depreciation:
  Balance, beginning of year                37,227         25,836        21,999
    Depreciation                            13,822         11,391         7,786
    Assets held for sale                      (830)       (14,000)      (11,521)
    Dispositions                           (15,083)            --        (3,949)
                                          -------------------------------------
  Balance - Accumulated Depreciation        35,136         23,227        14,315
    Assets held for sale                       830         14,000        11,521
                                          -------------------------------------
Balance, end of year                        35,966         37,227        25,836
                                          =====================================