Form 10-Q
period 2006-03-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2006-05-08
CIK 1031316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2006.

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________.

                        Commission File Number: 001-32470


                        Franklin Street Properties Corp.
             (Exact name of registrant as specified in its charter)


                  Maryland                                  04-3578653
      (State or other jurisdiction of                     (IRS Employer
       incorporation or organization)                 Identification Number)


                         401 Edgewater Place, Suite 200
                            Wakefield, MA 01880-6210
               (Address of principal executive offices)(Zip Code)

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

                                YES |X|   NO |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large Accelerated Filer |X|  Accelerated Filer |_|   Non-Accelerated Filer |_|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                YES |_|   NO |X|

The number of shares of common stock outstanding as of April 25, 2006 was 59,794,608.

                        Franklin Street Properties Corp.

                                    Form 10-Q

                                Quarterly Report
                                 March 31, 2006

                                Table of Contents


Part I.  Financial Information
                                                                            Page
                                                                            ----
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of March 31, 2006
                  and December 31, 2005...................................     3

                  Consolidated Statements of Income for the three months
                  ended March 31, 2006 and 2005...........................     4

                  Consolidated Statements of Cash Flows for the
                  three months ended March 31, 2006 and 2005..............     5

                  Notes to Consolidated Financial Statements..............  6-13

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................... 14-20

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk.............................................    21

         Item 4.  Controls and Procedures.................................    22

Part II. Other Information

         Item 1A. Risk Factors............................................    23

         Item 2.  Unregistered Sales of Equity Securities and Use of
                  Proceeds................................................    28

         Item 5.  Other Information.......................................    28

         Item 6.  Exhibits................................................    29

Signatures        ........................................................    30

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                 March 31,       December 31,
(in thousands, except share and par value amounts)                                  2006             2005
==============================================================================================================

Assets:
Real estate assets:
   Land                                                                          $  76,525         $  72,152
   Buildings and improvements                                                      497,940           476,618
   Fixtures and equipment                                                              612               602
--------------------------------------------------------------------------------------------------------------
                                                                                   575,077           549,372
   Less accumulated depreciation                                                    36,162            32,885
--------------------------------------------------------------------------------------------------------------
Real estate assets, net                                                            538,915           516,487
Acquired real estate leases, less accumulated amortization
   of $12,560 and $10,448, respectively                                             28,108            30,180
Investment in non-consolidated REITs                                                 4,966             5,006
Assets held for syndication, net                                                    51,416                --
Assets held for sale                                                                43,822            44,082
Cash and cash equivalents                                                           33,312            69,715
Restricted cash                                                                        465               461
Tenant rent receivables, less allowance for doubtful accounts
   of $350 and $350, respectively                                                    1,240             1,447
Straight-line rent receivable. Less allowance for doubtful accounts
   of $163 and $163, respectively                                                    4,972             5,196
Prepaid expenses                                                                       830               805
Other assets                                                                         1,731             1,199
Office computers and furniture, net of accumulated depreciation
   of $763 and $729, respectively                                                      313               311
Deferred leasing commissions, net of accumulated amortization
   of $1,032, and $890, respectively                                                 2,298             2,284
--------------------------------------------------------------------------------------------------------------
   Total assets                                                                  $ 712,388         $ 677,173
==============================================================================================================

Liabilities and Stockholders' Equity:
Liabilities:
  Bank note payable                                                              $  41,500         $      --
  Accounts payable and accrued expenses                                             11,108            11,583
  Accrued compensation                                                               1,336             1,891
  Tenant security deposits                                                           1,369             1,293
  Acquired unfavorable real estate leases, less accumulated amortization
      of $199, and $134, respectively                                                  889               823
--------------------------------------------------------------------------------------------------------------
Total liabilities                                                                   56,202            15,590
--------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' Equity:
  Preferred stock, $.0001 par value, 20,000,000 shares
    authorized, none issued or outstanding                                              --                --
  Common stock, $.0001 par value, 180,000,000 shares authorized,
    59,794,608 and 59,794,608 shares issued and outstanding, respectively                6                 6
  Additional paid-in capital                                                       677,397           677,397
  Treasury stock, 731,898 and 731,898 shares at cost, respectively                 (14,008)          (14,008)
  Earnings (distributions) in excess of accumulated earnings/distributions          (7,209)           (1,812)
--------------------------------------------------------------------------------------------------------------

     Total stockholders' equity                                                    656,186           661,583
--------------------------------------------------------------------------------------------------------------

     Total liabilities and stockholders' equity                                  $ 712,388         $ 677,173
==============================================================================================================
                        The accompanying notes are an integral part of these consoldated financial statements.

                        Franklin Street Properties Corp.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                       For the
                                                                 Three Months Ended
                                                                       March 31,
---------------------------------------------------------------------------------------
(in thousands, except per share amounts)                        2006            2005
=======================================================================================

Revenue:
     Rental                                                    $24,281        $12,433
Related party revenue:
     Syndication fees                                            1,921          2,519
     Transaction fees                                            1,939          2,442
     Management fees and interest income from loans                171            970
Other                                                               22              5
---------------------------------------------------------------------------------------
             Total revenue                                      28,334         18,369
---------------------------------------------------------------------------------------

Expenses:
     Real estate operating expenses                              4,992          2,522
     Real estate taxes and insurance                             2,733          1,828
     Depreciation and amortization                               5,377          2,623
     Selling, general and administrative                         1,805          1,825
     Commissions                                                 1,022          1,324
     Interest                                                      594            955
---------------------------------------------------------------------------------------

       Total expenses                                           16,523         11,077
---------------------------------------------------------------------------------------

Income before interest income, equity in earnings of
   non-consolidated REITs and taxes on income                   11,811          7,292
Interest income                                                    588            230
Equity in earnings of non-consolidated REITs                        80            665
---------------------------------------------------------------------------------------

Income before taxes on income                                   12,479          8,187
Income tax expense                                                  57             44
---------------------------------------------------------------------------------------

  Income from continuing operations                             12,422          8,143
  Income from discontinued operations                              717          2,280
---------------------------------------------------------------------------------------

Net income                                                     $13,139        $10,423
=======================================================================================

Weighted average number of shares outstanding,
     basic and diluted                                          59,795         49,630
=======================================================================================

Earnings per share, basic and diluted, attributable to:
  Continuing operations                                        $  0.21        $  0.16
  Discontinued operations                                         0.01           0.05
---------------------------------------------------------------------------------------
Net income per share, basic and diluted                        $  0.22        $  0.21
=======================================================================================
                            See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            For the
                                                                       Three Months Ended
                                                                            March 31,
                                                                  ----------------------------
(in thousands)                                                       2006              2005
==============================================================================================

Cash flows from operating activities:
   Net income                                                      $ 13,139         $ 10,423
   Adjustments to reconcile net income to net cash
     provided by  operating activities:
      Depreciation and amortization expense                           5,659            3,374
      Amortization of above market lease                              1,474               59
      Equity in earnings from non-consolidated REITs                   (275)            (665)
      Distributions from non-consolidated REITs                         118              599
      Shares issued as compensation                                      --               31
  Changes in operating assets and liabilities:
     Restricted cash                                                     (4)             (43)
     Tenant rent receivables, net                                       207               --
     Straight-line rents, net                                           200             (230)
     Operations of assets held for syndication, net                      --             (236)
     Prepaid expenses and other assets, net                             210           (1,971)
     Accounts payable and accrued expenses                           (1,254)            (953)
     Accrued compensation                                              (555)            (105)
     Tenant security deposits                                            76               43
  Payment of deferred leasing commissions                              (156)             (95)
----------------------------------------------------------------------------------------------

        Net cash provided by operating activities                    18,839           10,231
----------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Purchase of real estate assets, office computers and
          furniture, capitalized merger costs                       (25,744)            (327)
      Purchase of acquired favorable and unfavorable leases            (951)              --
      Investment in non-consolidated REITs                              (11)              --
      Investment in assets held for syndication, net                (51,500)         (14,725)
----------------------------------------------------------------------------------------------

      Net cash used for investing activities                        (78,206)         (15,052)
----------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Distibutions to stockholders                                  (18,536)         (15,385)
      Borrowings (repayments) under bank note payable, net           41,500           14,725
----------------------------------------------------------------------------------------------

      Net cash used for financing activities                         22,964             (660)
----------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                           (36,403)          (5,481)

Cash and cash equivalents, beginning of period                       69,715           52,752
----------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                           $ 33,312         $ 47,271
==============================================================================================

Supplemental disclosure of cash flow information:
  Cash paid for:
      Interest                                                     $    513         $    905
      Income taxes                                                       50              401
Non-cash investing and financing activities:
      Accrued merger costs at period end                                779               --

                                 See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements

Organization

Franklin Street Properties Corp. ("FSP Corp." or the "Company"), holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC, and FSP Holdings LLC. The Company also has a non-controlling common stock interest in 14 corporations organized to operate as real estate investment trusts ("REITs").

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

On March 15, 2006, the Company entered into an agreement to acquire five real estate investment trusts (the "2006 Target REITs"), by the merger of the five 2006 Target REITs with and into five of the Company's wholly-owned subsidiaries. The Company completed the mergers on April 30, 2006. Upon the consummation of these mergers, the Company issued approximately 10,972,000 shares of common stock to holders of preferred stock in these Target REITs.

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

Properties

The following table summarizes the Company's investment in real estate assets, excluding assets held for syndication:

                                                                  As of
                                                                March 31,
                                                           2006           2005
                                                        ---------      ---------
      Residential real estate:
        Number of properties                                    1              4
        Number of apartments                                  228            837

      Commercial real estate:
        Number of properties                                   26             24
        Square feet                                     3,986,564      3,051,748

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements (continued)

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other period.

Reclassifications

Certain balances from the 2005 balance sheet and interim financial statements have been reclassified to conform to the 2006 presentation. The reclassifications primarily were related to the disposition of six properties sold in 2005 and two assets held for sale as of March 31, 2006, which are reported as discontinued operations for all periods presented. These reclassifications changed rental revenues, operating and maintenance expenses, depreciation and amortization, other income and the related assets, which are segregated on the financial statements. There was no change to net income for any period presented as a result of these reclassifications.

Recent Accounting Standards

In June 2005, the Financial Accounting Standards Board ("FASB") ratified the consensus reached by the Emerging Issues Task Force ("EITF") regarding EITF No. 05-6, "Determining the Amortization Period for Leasehold Improvements." The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. EITF 05-6 does not impact the Company's results of operations, financial position, or liquidity.

2.    Investment Banking/Investment Services Activity

During the three months ended March 31, 2006, the Company sold on a best efforts basis, through private placements, preferred stock in the following Sponsored
REIT:

                                                               Gross Proceeds
     Sponsored REIT                 Property Location         (in thousands) (1)
--------------------------------------------------------------------------------
FSP Phoenix Tower Corp.             Houston, TX                     $29,150
                                                                 ------------
                                    Total                           $29,150
                                                                 =============

1. The syndication of FSP Phoenix Tower Corp., which commenced in February 2006 was not complete at March 31, 2006. This amount represents the gross proceeds syndicated during the three months ended March 31, 2006.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3.    Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs

At March 31, 2006, the Company held an interest in fourteen Sponsored REITs. Thirteen were fully syndicated and the Company no longer derives economic benefits or risks from the common stock interest that is retained in them. The Company holds a preferred stock investment in two of these Sponsored REITs, FSP Blue Lagoon Drive Corp. and FSP Park Ten Development Corp., from which it continues to derive economic benefit and risk. The remaining entity that was not fully syndicated has a value of approximately $51.4 million on the accompanying consolidated balance sheets and is classified as assets held for syndication.

The table below shows the Company's share of income and expenses from Sponsored REITs prior to consolidation. Management fees of $11,000 and $5,000 for the three months ended March 31, 2006 and 2005, respectively, and interest expenses are eliminated in consolidation.

                                                             Three Months Ended
                                                                 March 31,
      (in thousands)                                         2006         2005
                                                             ----         ----

      Operating Data:
      Rental revenues                                      $ 1,215        $694
      Operating and maintenance expenses                       554         177
      Depreciation and amortization                            288         199
      Interest expense                                         479         174
      Interest income                                            9           2
                                                           -------        ----
                                                           $   (97)       $146
                                                           =======        ====

Equity in earnings of investment in non-consolidated REITs:

The following table includes equity in earnings of investments in non-consolidated REITs:

                                                             Three Months Ended
                                                                 March 31,
      (in thousands)                                         2006          2005
                                                             ----          ----

      Equity in earnings of Sponsored REITs                  $ 27          $602
      Equity in earnings of Blue Lagoon                        53            63
      Equity in earnings of Park Ten Development               --            --
                                                             ----          ----
                                                             $ 80          $665
                                                             ====          ====

Equity in earnings of investments in Sponsored REITs is derived from the Company's share of income following the commencement of syndication of Sponsored REITs. Following the commencement of syndication the Company exercises influence over, but does not control these entities and investments are accounted for using the equity method. Equity in earnings of FSP Blue Lagoon Drive Corp. and FSP Park Ten Development Corp. is derived from the Company's preferred stock investment in the entities, which were acquired in January 2004 and September 2005, respectively.

The Company recorded distributions declared or received of $118,000 and $599,000 from Sponsored REITs during the three months ended March 31, 2006 and 2005, respectively.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3. Related Party Transactions and Investments in Non-consolidated Entities (continued)

Non-consolidated REITs

The Company has in the past acquired by merger entities similar to the Sponsored REITs, including on April 30, 2005, the acquisition of four real estate investment trusts by merger. On March 15, 2006, the Company entered into an agreement to acquire by merger (the "Merger Agreement") the 2006 Target REITs and consummated the transactions on April 30, 2006. The Company's business model for growth includes the potential acquisition by merger in the future of Sponsored REITs. Following the consummation of the transactions contemplated by the Merger Agreement, the Company has no legal or any other enforceable obligation to acquire or to offer to acquire any Sponsored REIT. In addition, any offer (and the related terms and conditions) that might be made in the future to acquire any Sponsored REIT would require the approval of the boards of directors of the Company and the Sponsored REIT and the approval of the shareholders of the Sponsored REIT.

At March 31, 2006, December 31, 2005 and March 31, 2005, the Company had ownership interests in fourteen, thirteen and sixteen Sponsored REITs, respectively.

Summarized financial information for these Sponsored REITs is as follows:

                                                     March 31,      December 31,
                                                     ---------------------------
                                                        2006            2005
                                                     ---------------------------
                                                           (in thousands)
Balance Sheet Data (unaudited):
Real estate, net                                     $ 474,747       $ 403,161
Other assets                                            80,121          82,163
Total liabilities                                      (98,668)        (46,831)
                                                     ---------------------------
Shareholders equity                                  $ 456,200       $ 438,493
                                                     ===========================

                                                               For the
                                                          Three Months Ended
                                                               March 31,
                                                         2006            2005
                                                       ------------------------
                                                            (in thousands)
Operating Data (unaudited):
Rental revenue                                         $ 16,522        $ 19,865
Other revenue                                               731             281
Operating and maintenance expenses                       (7,477)         (7,188)
Depreciation and amortization                            (3,604)         (3,730)
Interest expense and commitment fees                     (2,736)         (2,316)
                                                       ------------------------
Net income (loss)                                      $  3,436        $  6,912
                                                       ========================

Syndication fees and Transaction fees:

The Company provides syndication and real estate acquisition advisory services for Sponsored REITs. Syndication and transaction fees from non-consolidated entities amounted to approximately $3,860,000 and $4,961,000 for the three months ended March 31, 2006 and 2005, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice. Asset management fee income from non-consolidated entities amounted to approximately $167,000 and $225,000 for the three months ended March 31, 2006 and 2005, respectively. The Company is typically entitled to interest on funds advanced to Sponsored REITs. The Company recognized interest income of approximately $4,000 and $745,000 for the three months ended March 31, 2006 and 2005, respectively, relating to these loans.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4.    Bank Note Payable

The Company has a revolving line of credit agreement (the "Loan Agreement") with a group of banks providing for borrowings at the Company's election of up to $150,000,000. During August 2005 the loan agreement was amended and restated. Borrowings under the Loan Agreement bear interest at either the bank's prime rate (7.75% at March 31, 2006) or a rate equal to LIBOR plus 125 basis points (6.08% at March 31, 2006). The balance outstanding was $41,500,000 at March 31, 2006, and there was no balance outstanding at December 31, 2005. The weighted average interest rate on amounts outstanding during the three months ended March 31, 2006 and 2005 was 6.34% and 5.0%, respectively; and for the year ended December 31, 2005 was approximately 5.35%.

The Loan Agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the maintenance of at least $1,500,000 in operating cash accounts, a minimum unencumbered cash and liquid investments balance and tangible net worth, and compliance with various debt and operating income ratios, as defined in the Loan Agreement. The Company was in compliance with the Loan Agreement's financial covenants as of March 31, 2006 and December 31, 2005. Borrowings under the Loan Agreement mature on August 18, 2008.

5.    Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at March 31, 2006 and 2005.

6.    Discontinued Operations

During the year ended December 31, 2005, the Company disposed of three apartment properties and three commercial properties, which are in the real estate segment. The three apartments are Essex House and Gael Apartments, which are located in Houston, Texas, and Mansions in the Park, located in Baton Rouge, Louisiana. The three commercial buildings are Blue Ravine, which is located in Folsom, California; Gateway Crossing, which is located in Columbia, Maryland; and Telecom Business Center, which is located in San Diego, California. An agreement was also reached to sell an office property in Santa Clara, California, which is expected to be sold by December 2006 at a gain. In April 2006, an agreement was also reached to sell an office property in Fairfax, Virginia, which is expected to be sold in the second quarter of 2006 at a gain.

Accordingly, the properties in Santa Clara, California and Fairfax, Virginia are properties, which are held for sale and are classified as such on the accompanying balance sheets.

The operating results for these real estate assets have been reflected as discontinued operations in the consolidated statements of income for all periods presented, and are summarized below:

                                                      For the Three Months Ended
(in thousands)                                                 March 31,
                                                      --------------------------
a                                                          2006           2005
                                                        -------        -------
Rental revenue                                          $ 1,618        $ 4,809
Rental operating expenses                                  (468)        (1,052)
Real estate taxes and insurance                            (167)          (527)
Depreciation and amortization                              (266)          (950)
Interest income                                              --             --
                                                        -------        -------
Net income from discontinued operations                 $   717        $ 2,280
                                                        =======        =======

7.    Business Segments

The Company operates in two business segments: real estate operations (including real estate leasing, interim acquisition financing, development and asset/property management) and investment banking/investment services (including real estate acquisition and broker/dealer services). The Company has identified these segments because this information is the basis upon which management makes decisions regarding resource allocation and performance assessment. The accounting policies of the reportable segments are the same as those described in the "Significant Accounting Policies" in Note 2 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2005. The Company's operations are located in the United States of America.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7.    Business Segments (continued)

The Company evaluates the performance of its reportable segments based on Adjusted Funds From Operations ("AFFO") as management believes that AFFO represents the most accurate measure of the reportable segment's activity and is the basis for distributions paid to equity holders. The Company defines AFFO as: net income as computed in accordance with GAAP; excluding gains or losses on the sale of real estate and non-cash income from Sponsored REITs; plus certain non-cash items included in the computation of net income (depreciation and amortization and straight-line rent adjustments); plus distributions received from Sponsored REITs; plus the net proceeds from the sale of land; less purchases of property and equipment ("Capital Expenditures") and payments for deferred leasing commissions, plus proceeds from (payments to) funded reserves. Depreciation and amortization, gain or loss on the sale of real estate, and straight-line rents are an adjustment to AFFO, as these are non-cash items included in net income. Capital expenditures, payments of deferred leasing commissions and the proceeds from (payments to) the funded reserve are an adjustment to AFFO, as they represent cash items not reflected in net income.

The funded reserve represents funds that the Company has set aside from time to time in anticipation of future capital needs. These reserves are typically used for the payment of Capital Expenditures, deferred leasing commissions and certain tenant allowances; however, there are no legal restrictions on their use and they may be used for any Company purpose. AFFO should not be considered as an alternative to net income (determined in accordance with GAAP), as an indicator of the Company's financial performance, nor as an alternative to cash flows from operating activities (determined in accordance with GAAP), nor as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Other real estate companies may define AFFO in a different manner. It is at the Company's discretion to retain a portion of AFFO for operational needs. We believe that in order to facilitate a clear understanding of the results of the Company, AFFO should be examined in connection with net income and cash flows from operating, investing and financing activities in the consolidated financial statements.

The calculation of AFFO by business segment is shown in the following table:

                                                                  Investment
                                                                   Banking/
                                                   Real Estate    Investment
(in thousands)                                      Operations     Services        Total
                                                   -----------    ----------      --------
Three Months Ended March 31, 2006
Net Income                                          $ 13,054       $     85       $ 13,139
Equity in income of non-consolidated REITs              (275)            --           (275)
Distributions from non-consolidated REITs                118             --            118
Depreciation and amortization                          7,100             33          7,133
Straight line rent                                       200             --            200
Capital Expenditures                                    (232)           (36)          (268)
Payment of deferred leasing costs                       (156)            --           (156)
Proceeds from funded reserves                            388             36            424
                                                    --------       --------       --------

Adjusted Funds From Operations                      $ 20,197       $    118       $ 20,315
                                                    ========       ========       ========

Three Months Ended March 31, 2005
Net Income                                          $ 10,346       $     77       $ 10,423
Equity in income of non-consolidated REITs              (665)            --           (665)
Distributions from non-consolidated REITs                599             --            599
Depreciation and amortization                          3,598             34          3,632
Straight line rent                                      (307)            --           (307)
Capital Expenditures                                    (327)            --           (327)
Payment of deferred leasing costs                        (95)            --            (95)
Proceeds from funded reserves                            422             --            422
                                                    --------       --------       --------

Adjusted Funds From Operations                      $ 13,571       $    111       $ 13,682
                                                    ========       ========       ========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7.    Business Segments (continued)

The following table is a summary of other financial information by business segment:

                                                     Investment
                                                      Banking/
                                      Real Estate    Investment
(in thousands)                         Operations     Services        Total
                                      -----------    ----------      --------

March 31, 2006:
  Revenue                               $ 26,167        $2,167       $ 28,334
  Interest income                            579             9            588
  Interest expense                           594            --            594
  Capital expenditures                       232            36            268
  Identifiable assets                   $707,481        $4,907       $712,388

March 31, 2005:
  Revenue                               $ 15,533        $2,836       $ 18,369
  Interest income                            222             8            230
  Interest expense                           955            --            955
  Capital expenditures                       327            --            327
  Identifiable assets                   $578,220        $3,670       $581,890

8.    Cash Dividends

The Company declared and paid dividends as follows (in thousands, except per share amounts):

                                              Dividends          Total
           Quarter Paid                       Per Share        Dividends
      ---------------------                   ---------        ---------

      First quarter of 2006                      $.31           $18,536

      First quarter of 2005                      $.31           $15,385

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

The income tax expense reflected in the consolidated statements of income relates only to the TRS. The expense differs from the amounts computed by applying the Federal statutory rate of 34% to income before income taxes as follows:

                                                                 For the
                                                            Three Months Ended
                                                                 March 31,
(in thousands)                                               2006        2005
                                                           --------------------

Federal income tax expense at statutory rate                $   48      $   37
Increase in taxes resulting from:
State income taxes, net of federal impact                        9           7
                                                            ------      ------
                                                            $   57      $   44
                                                            ======      ======

No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the taxable REIT subsidiary.

10.   Subsequent Events

The Company declared a cash distribution of $0.31 per share on April 14, 2006 to stockholders of record on April 28, 2006 payable on May 19, 2006.

In April 2006, an agreement was reached to sell an office property in Fairfax, Virginia which is expected to be sold in the second quarter of 2006 at a gain.

On April 30, 2006 the Company acquired by merger the five 2006 Target REITs and issued approximately 10,972,000 of common stock, $0.0001 par value per share, in connection with the mergers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2005. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation changes in economic conditions in the markets in which we own properties, changes in the demand by investors for investment in Sponsored REITs, risks of a lessening of demand for the types of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. See the factors set forth below under the caption, Item 1A. "Risk Factors". Although we believe the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

FSP Corp., or the Company, operates in two business segments: real estate operations and investment banking/investment services. The real estate operations segment involves real estate rental operations, leasing, interim acquisition financing, development services and asset/property management services. The investment banking/investment services segment involves the provision of real estate investment and broker/dealer services that include the organization of Sponsored REITs, the acquisition and development of real estate on behalf of Sponsored REITs and the raising of capital to fully equitize the Sponsored REITs through sale of preferred stock in private placements.

The main factor that affects our real estate operations is the broad economic market conditions in the United States. These market conditions affect the occupancy levels and the rent levels on both a national and local level. We believe we have no influence on these market conditions. We look to acquire and/or develop quality properties in good locations in order to lessen the impact of downturns in the market and to take advantage of upturns when they occur.

Our investment banking/investment services customers are primarily institutions and high net-worth individuals. To the extent that the broad capital markets affect these investors our business is also affected. These investors have many investment choices. We must continually search for real estate at a price and at a competitive risk/reward rate of return that meets our customers' risk/reward profile for providing a stream of income and as a long-term hedge against inflation.

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.

No changes to our critical accounting policies have occurred since our Annual Report on Form 10-K for the year ended December 31, 2005.

Trends and Uncertainties

Real Estate Operations

Our property operations during the first quarter of 2006 produced profit results that were generally in line with management's expectations. Most of our properties are suburban office buildings, and, in most markets, we are continuing to find improving conditions for both occupancy and rental rates. However, there are still many tenant leases which were signed at the height of the most recent office market cycle, which we believe was approximately from 1997-2001. Consequently, we and many other office property owners continue to face rent roll downs as old leases expire and new ones are signed. National occupancy levels continue to improve, but rent levels in most office markets are still only modestly increasing from a very low level. We believe that significant broad-based rental increases, above the 1997-2001 peak, are probably one to three years away, assuming continued overall U.S. economic growth and traditional cyclical real estate dynamics. We are aggressively managing our lease turnover to maximize our rental operations' contribution as the office markets continue to climb back up their cyclical curve. Concern always remains about the possibility of a new, significant downturn in the broader economy that would reverse the positive trends our markets are starting to see. Lofty worldwide energy prices, inflation and interest rates are likely to be influencing factors.

The portfolio was approximately 86% leased at March 31, 2006, which was a decrease from 92% at December 31, 2005. The decrease was principally caused by an early termination of one lease for 100% of one property in the first quarter. In April 2006 we signed a lease with a new tenant that will occupy 100% of the space. We started 2006 with about 17% of the square footage in our non-residential real estate portfolio scheduled to expire during the year. Following the lease signing, the lease expiration percentage for the remainder of 2006 was reduced to 10.9%. We cannot predict if these tenants will renew their leases or what the terms and conditions of the lease renewals will be, although we expect to renew or sign new leases at current market rates for the locations where the buildings are located, which in most cases will be below the expiring rental rates.

The one apartment property we own was 94% leased at March 31, 2006.

Investment Banking/Investment Services

Unlike our real estate operations business, which provides a rental revenue stream which is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature. Both the number of Sponsored REIT syndications completed and the amount of equity raised in 2005 were below our expectations. During the first quarter of 2006 our investment banking group completed sales of preferred stock in a private placement, which we call syndication proceeds of $29.2 million, that was below our expectations. Future business in this area is unpredictable.

Our property acquisition executives continue to be concerned about high valuation levels for prime commercial investment real estate. It appears that a combination of factors, including moderate interest rates, a growing general economy and substantially increased capital allocation to real estate assets is increasing prices on many properties we would have an interest in acquiring. This upward pressure on prices has caused capitalization rates to fall and prices per square foot to rise. Specifically, our acquisition executives are having difficulty identifying enough property at a price acceptable under our investment criteria to grow our overall investment banking/investment services business. Lower revenues from this business reduced net income and Adjusted Funds From Operations (AFFO). As the first quarter of 2006 ends, valuation levels for many top quality investment properties remain at historically high levels, with significant competition from a variety of capital sources to acquire them. We continue to rely solely on our in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time (i.e., invest in a Sponsored
REIT). We also continue to evaluate whether our in-house sales force is capable, either through our existing client base or through new clients, of raising sufficient investment capital in Sponsored REITs to achieve future performance objectives.

Results of Operations

We consider contribution from each of our two business segments, Real Estate Operations and Investment Banking/Investment Services in evaluating performance. Contribution includes revenue from each segment, less related expenses such as rental property operating expenses, depreciation and amortization, commissions and interest income and expense. Selling, general and administrative expenses arise primarily from corporate related expenses and costs associated with our headquarters in Wakefield, Massachusetts where both business segments are managed. Over the last few years there has been a shift in expense and cost allocation between the segments from being primarily related to investment banking activity to a greater focus on real estate operations. This shift has occurred as a result of:

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

The following table shows each segment for the three months ended March 31, 2006 and 2005.

(in thousands)
                                                                Three months ended March 31,
                                                          --------------------------------------
Real Estate Operations                                      2006           2005          Change
                                                            ----           ----          ------
Revenues:
  Rental income                                           $ 24,281       $ 12,433       $ 11,848
  Transaction fees                                           1,693          2,125           (432)
  Management fees and interest income from loans               193            975           (782)
                                                         ---------------------------------------
                                                            26,167         15,533         10,634
                                                         ---------------------------------------
Expenses:
  Real estate operating expenses                             4,992          2,522          2,470
  Real estate taxes and insurance                            2,733          1,828            905
  Depreciation and amortization                              5,344          2,589          2,755
  Interest                                                     594            955           (361)
                                                         ---------------------------------------
                                                            13,663          7,894          5,769
                                                         ---------------------------------------
Other items:
  Interest income                                              579            222            357
  Equity in earnings in non-consolidated REIT's                 80            665           (585)
                                                          --------------------------------------
                                                               659            887           (228)
                                                         ---------------------------------------

Contribution from real estate                               13,163          8,526          4,637
                                                         ---------------------------------------

Investment Banking/Investment Services:
  Syndication fees                                           1,921          2,519           (598)
  Transaction fees                                             246            317            (71)
                                                         ---------------------------------------
                                                             2,167          2,836           (669)
                                                         ---------------------------------------
Expenses:
  Commissions                                                1,022          1,324           (302)
  Depreciation and amortization                                 33             34             (1)
                                                         ---------------------------------------
                                                             1,055          1,358           (303)
                                                         ---------------------------------------
Other items:
  Interest income                                                9              8              1
  Taxes on income                                              (57)           (44)           (13)
                                                         ---------------------------------------
                                                               (48)           (36)           (12)
                                                         ---------------------------------------

Contribution from investment banking                         1,064          1,442           (378)
                                                         ---------------------------------------

Selling, general and administrative expenses                 1,805          1,825            (20)
                                                         ---------------------------------------

Income from continuing operations (Combined)                12,422          8,143          4,279
Discontinued operations, less applicable income tax:
Income from discontinued operations                            717          2,280         (1,563)
                                                         ---------------------------------------
  Net income                                              $ 13,139       $ 10,423       $  2,716
                                                         =======================================

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005

      The real estate segment includes operating results of properties held in our real estate portfolio, commitment fee income earned on real estate loans and development fees earned for services provided. During 2005 we increased the real estate portfolio by four properties from a merger and two properties by acquisitions completed during the year. We also sold six properties in the second half of 2005 and reached an agreement to sell another property, which is expected to close in 2006. As of December 31, 2005 we operated 27 properties and had one property held for sale. During the first quarter of 2006 we acquired one property and in April 2006 reached agreement to sell another property, which is expected to close in the second quarter. As of March 31, 2006 we operated 27 properties and had two properties held for sale.

Acquisitions, Mergers and Dispositions:

      In February 2005 we acquired one commercial property in Colorado, on April 30, 2005 we completed the acquisition by merger of four Sponsored REITs, and in July 2005 we acquired one commercial property in Indiana. The results of operations for each of the acquired or merged properties are included in our operating results as of their respective purchase date or the merger date of April 30, 2005. Increases in rental revenues and expenses for the quarter ended March 31, 2006 as compared to the first quarter of 2005 are primarily a result of having the Colorado acquisition and the impact of the 2005 merger for the entire first quarter of 2006, while in first quarter of 2005 we had the Colorado property for about half of the quarter. The operating results of the six properties sold and the properties held for sale were classified as discontinued operations in our financial statements for all periods presented.

Investment Banking:

      The investment banking/investment services segment is primarily based on the gross proceeds from the sale of securities of the Sponsored REITs. During the three months ended March 31, 2006 our investment banking/investment services segment had total gross proceeds of $29.2 million; which was derived from the syndication of FSP Phoenix Tower Corp. For the three months ended March 31, 2005 there were total gross proceeds of $37.0 million, which included completion of the syndication for FSP 505 Waterford Corp. and a continuing syndication of FSP Galleria North Corp., which had been started in the fourth quarter of 2004. As a result, total gross proceeds decreased $7.8 million for the three months ended March 31, 2006 compared to three months ended March 31, 2005. The syndication currently in process commenced in February 2006, as compared to 2005, which had syndications in process for the entire three month period.

      Overview

      Total revenues increased $10.0 million to $28.3 million for the first quarter ended March 31, 2006, as compared to $18.3 million for the quarter ended March 31, 2005. Total expenses were $16.5 million for the quarter ended March 31, 2006, which was an increase of $5.4 million compared to the quarter ended March 31, 2005.

      Each segment is discussed below.

      Real Estate Operations

      Contribution from the real estate segment was $13.2 million for the three months ended March 31, 2006; an increase of $4.6 million, compared to the three months ended March 31, 2005. The increase is primarily attributable to:

      o An increase to real estate operating income of $8.5 million to $16.6 million for the three months ended March 31, 2006 compared to $8.1 million for same period in 2005. We define real estate operating income as rental revenues less real estate operating expenses, real estate taxes and insurance. The increase was primarily a result of:
            - Real estate operating income from four properties we acquired by merger on April 30, 2005, and acquisitions by direct purchase of properties in Colorado during February 2005, Indiana during July 2005 and Texas during February 2006. Real estate operating income from acquisitions is included in current operating income. Each of these acquisitions resulted in an increase in real estate operating income for the first quarter of 2006 compared to the first quarter of 2005; and
            - A $4.6 million lease termination payment from a tenant in Illinois.
      o A decrease in interest expense of $0.4 million resulting from a lower average loan balance outstanding for syndications in process during the three months ended March 31, 2006 compared to the three months ended March 31, 2005, which was partially offset by higher interest rates in the 2006 period than the 2005 period.

      o An increase to interest income of $0.4 million during the three months ended March 31, 2006, which was primarily a result of higher interest rates earned on higher average balances of cash, cash equivalents and other investments compared to the three months ended March 31, 2005.

These increases were partially offset by:

      o A $0.4 million decrease in transaction (loan commitment) fees, which was principally caused by the decrease in gross syndication proceeds in the quarter compared to the same period in 2005.
      o A decrease in management fees and loan interest income of $0.8 million as a result of fewer properties managed during the three months ended March 31, 2006 compared to 2005, and, a decrease in loan interest income. The decrease in loan interest income was principally a result of no loan balance outstanding until February 2006 in our first quarter of 2006, as compared to the first quarter of 2005, when a large syndication was underway for the entire quarter. The impact of this decrease was partially mitigated by increases in overall interest rates between the two periods.
      o     An increase in depreciation expense of $2.7 million to $5.3 million for the three months ended March 31, 2006 as compared to $2.6 million for the same period in 2005. The increase was primarily a result of property acquisitions over the last twelve months.
      o A decrease in equity in income from non-consolidated REITs of $0.6 million, which was principally a result of a syndication, which was in process for only a portion of our first quarter of 2006, as compared to the first quarter of 2005, when a large syndication was underway for the entire quarter.

      Investment Banking/Investment Services

      Contribution from the investment banking and services segment was $1.1 million for the three months ended March 31, 2006; a decrease of $0.4 million, compared to the three months ended March 31, 2005. The decrease was primarily attributable to:

      o A decrease in syndication and transaction fee revenues of $0.7 million, which was primarily attributable to a lower level of gross syndication proceeds during the three months ended March 31, 2006 compared to the three months ended March 31, 2005.
      o A decrease in commission expense of $0.3 million, which relates to the decrease in gross syndication proceeds.
      o There were insignificant changes to depreciation; interest income and income taxes during the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

      Selling, general and administrative expenses

      Selling, general and administrative costs increased insignificantly during the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

      Income from continuing operations

      Contribution from both segments, net of selling, general and administrative expenses for the first quarter of 2006 increased $4.3 million to $12.4 million compared the first quarter of 2005 for the reasons discussed above.

      Discontinued Operations

      During 2005, we sold six properties and classified one property in California as held for sale. During April 2006, an agreement was reached to sell an office property in Fairfax, Virginia, which is expected to be sold in the second quarter of 2006 at a gain and is also classified as held for sale. Accordingly, each of the six properties sold and the two properties held for sale are reported as discontinued operations on our financial statements for the relevant periods presented. Income from discontinued operations of $0.7 million for the three months ended March 31, 2006 resulted from the two properties that are held for sale. Income from discontinued operations of $2.3 million for the three months ended March 31, 2005 resulted from the six properties sold and the two held for sale.

      During the first and third quarter of 2005 the Company acquired two office properties, one in Englewood, Colorado and another in Indianapolis, Indiana, through borrowings under the Loan Agreement. During February 2006 the Company acquired an office property in Addison, Texas with cash. Proceeds from the sale of properties during 2005 were used to repay the borrowings and was a source of cash used to acquire the property in 2006.

      The Company will continue to evaluate its portfolio, and from time-to-time may decide to dispose of other properties.

Net Income

      Net income for the three months ended March 31, 2006 increased $2.7 million to $13.1 million compared to $10.4 million for the reasons discussed above.

Liquidity and Capital Resources

      Cash and cash equivalents were $33.3 million and $69.7 million at March 31, 2006 and December 31, 2005, respectively. This decrease of $36.4 million is attributable to $18.8 million provided by operating activities, less $78.2 million used for investing activities, plus $23.0 million provided by financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations, cash anticipated to be generated by fees and commissions from the sale of preferred stock in future Sponsored REITs and our line of credit will be sufficient to meet working capital requirements and anticipated capital expenditures and improvements for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly formed Sponsored REITs. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of interest on the part of investors in purchasing shares of Sponsored REITs and the level of rental income from our real properties.

      Operating Activities

      The cash provided by our operating activities of $18.8 million is primarily attributable to net income of $13.1 million, plus the add-back of $7.0 million of non-cash activity and was partially offset by decreases in accrued compensation and changes in other current operating accounts of $1.3 million.

      Investing Activities

      Our cash used for investing activities of $78.2 million is attributable to our investment in assets held for syndication of $51.5 million, the purchase of a property in Addison, Texas for $26.4 million, additions to real estate investments and office equipment of approximately $0.3 million.

      Financing Activities

      Our cash provided by financing activities of $23.0 million is primarily attributable to net proceeds from our line of credit of $41.5 million used to purchase assets held for syndication, which were partially offset by distributions to shareholders of $18.5 million.

      Line of Credit

      We have a revolving line of credit agreement (the "Loan Agreement") with a group of banks providing for borrowings at the Company's election of up to $150,000,000. Borrowings under the Loan Agreement bear interest at either the bank's prime rate (7.75% at March 31, 2006) or a rate equal to LIBOR plus 125 basis points (6.08% at March 31, 2006). The balance outstanding was $41,500,000 at March 31, 2006, and there was no balance outstanding at December 31, 2005. We are in compliance with all bank covenants required by the Loan Agreement.

      Contingencies

      We are subject to various legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

      Assets Held for Syndication

      As of March 31, 2006 there was one asset held for syndication, consisting of the office property owned by FSP Phoenix Tower Corp. and as of December 31, 2005 there were no assets held for syndication.

      Assets Held for Sale

      During 2005 an agreement was reached to sell a commercial property in Santa Clara, California that is expected to be sold by December 2006 and is anticipated to be sold at a gain. During April 2006 an agreement was reached to sell a commercial property in Fairfax, Virginia, which is expected to be sold in the second quarter of 2006 at a gain. Accordingly, as of March 31, 2006, these properties are classified as held for sale on the balance sheet at their respective cost basis.

      Related Party Transactions

      During the three months ended March 31, 2006, we began the syndication of FSP Phoenix Tower Corp. On March 15, 2006 we entered into a plan of merger with five 2006 Target REITs, which was approved by our Board of Directors and the 2006 Target REITs' Boards of Directors and was approved by shareholders of the five 2006 Target REITs in April 2006. The Company completed the mergers on April 30, 2006. Upon the consummation of these mergers, the Company issued approximately 10,972,000 shares of common stock to holders of preferred stock in these five 2006 Target REITs. We did not enter into any other significant transactions with related parties during the quarter ended March 31, 2006. For a discussion of transactions between us and related parties during 2005, see Footnote No. 5 "Related Party Transactions" to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

      Other Considerations

      We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the three months ended March 31, 2006 and 2005, the rental income exceeded the expenses for each individual property, with the exception of three properties we call Lyberty Way, Santa Clara and Blue Ravine. The single tenant lease at the Lyberty Way property located in Westford, Massachusetts, expired October 31, 2004. We have not re-let this property and expect that it will not produce revenue to cover its expenses in the second quarter. The property called Santa Clara has been vacant since October 2005 and had operating expenses of $40,000 for the three months ended March 31, 2006. The Santa Clara property is under agreement to be sold in 2006, which is expected to be at a gain. The property called Blue Ravine, which was sold on July 13, 2005, had been vacant since June 2003 and had operating expenses of approximately $88,000 for the three months ended March 31, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We were not a party to any derivative financial instruments at or during the three months ended March 31, 2006.

      We borrow from time-to-time on our line of credit. These borrowings bear interest at the bank's base rate (7.75% at March 31, 2006) or at LIBOR plus 125 basis points (6.08% at March 31, 2006), as elected by us when requesting funds. As of March 31, 2006, $41,500,000 was outstanding under the line of credit consisting of one borrowing at the LIBOR plus 125 basis point rate. We have used funds drawn on our line of credit for the purpose of making interim mortgage loans to Sponsored REITs and for interim financing of acquisitions. Generally interim mortgage loans bear interest at the same variable rate payable by us under our line of credit. We therefore believe that we have mitigated our interest rate risk with respect to our borrowings for interim mortgage loans. Historically we have satisfied obligations arising from interim financing of acquisitions through cash or sale of properties in our portfolio, so we believe that we can mitigate interest rate risk with respect to borrowings for interim financing of acquisitions as well.

Item 4. Controls and Procedures.

Our management, with the participation of FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. Based on this evaluation, FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Chief Financial Officer by others within these entities as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our level of dividends may fluctuate.

      Because our investment banking/investment services business is transactional in nature and real estate occupancy levels and rental rates can fluctuate, there is no predictable recurring level of revenue from such activities. As a result of this, the amount of cash available for distribution may fluctuate, which may result in our not being able to maintain or grow dividend levels in the future.

The real properties held by us may significantly decrease in value.

      As of April 28, 2006, we owned 29 properties, of which two were held for sale. Some or all of these properties may decline in value. To the extent our real properties decline in value, our stockholders could lose some or all the value of their investments. The value of our common stock may be adversely affected if the real properties held by us decline in value since these real properties represent the majority of the tangible assets held by us. Moreover, if we are forced to sell or lease the real property held by us below its initial purchase price or its carrying costs or if we are forced to lease real property at below market rates because of the condition of the property, our results of operations would be adversely affected and such negative results of operations may result in lower dividends being paid to holders of our common stock.

New acquisitions may fail to perform as expected.

      We may acquire new properties, whether by direct FSP Corp. purchase with cash or our line of credit, by acquisition of Sponsored REITs or other entities by cash or through the issuance of shares of our stock or by investment in a Sponsored REIT. We acquired four Sponsored REITs and the properties they own on April 30, 2005, and acquired a property in Colorado in February 2005, another property in Indiana, in July 2005 and another property in Texas, in February 2006. Newly acquired properties may fail to perform as expected, in which case, our results of operations could be adversely affected.

We face risks in owning, developing and operating real property.

      An investment in us is subject to the risks incident to the ownership, development and operation of real estate-related assets. These risks include the fact that real estate investments are generally illiquid, which may affect our ability to vary our portfolio in response to changes in economic and other conditions, as well as the risks normally associated with:

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

      The properties in our portfolio as of March 31, 2006, excluding those held for sale, by aggregate square footage, are distributed geographically as follows: Southwest - 30%, Northeast - 18%, Midwest - 22%, West - 19% and Southeast 11%. However, within certain of those regions, we hold a larger concentration of our properties in Dallas, Texas - 19%, Houston, Texas - 9% and Chesterfield, Missouri 8%. We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions.

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

      The provisions of the tax code governing the taxation of real estate investment trusts are very technical and complex, and although we expect that we will be organized and will operate in a manner that will enable us to meet such requirements, no assurance can be given that we will always succeed in doing so. In addition, as a result of our acquisition of the target REITs pursuant to the mergers, we might no longer qualify as a real estate investment trust. We could lose our ability to so qualify for a variety of reasons relating to the nature of the assets acquired from the target REITs, the identity of the shareholders of the target REITs who become our shareholders or the failure of one or more of the target REITs to have previously qualified as a real estate investment trust. Moreover, you should note that if one or more of the REITs that we acquired in April 2006, April 2005 or June 2003 did not qualify as a real estate investment trust immediately prior to the consummation of its acquisition, we could be disqualified as a REIT as a result of such acquisition.

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

      During February 2006, our Board of Directors approved a change in control plan, which included a form of retention agreement and discretionary payment plan. Payments under the discretionary plan are capped at 1% of the market capitalization of FSP Corp. as reduced by the amount paid under the retention plan. The costs associated with these two components of the plan may have the effect of discouraging a third party from making an acquisition proposal for us and may thereby inhibit a change in control under circumstances that could otherwise give the holders of our common stock the opportunity to realize a greater premium over the then-prevailing market prices.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

      (c) The following table provides information about purchases by Franklin Street Properties Corp. during the quarter ended March 31, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

                      ISSUER PURCHASES OF EQUITY SECURITIES

-------------------------------------------------------------------------------------------------------------------------
                                  (a)                   (b)                    (c)                       (d)

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
                           Shares (or Units)       Paid per Share        Announced Plans          Plans or Programs
Period                     Purchased (1) (2)         (or Unit)         or Programs (1) (2)             (1) (2)
-------------------------------------------------------------------------------------------------------------------------

01/01/06-01/31/06                  0                    N/A                     0                    $21,008,101
-------------------------------------------------------------------------------------------------------------------------

02/01/06-02/28/06                  0                    N/A                     0                    $21,008,101
-------------------------------------------------------------------------------------------------------------------------

03/01/06-03/30/06                  0                    N/A                     0                    $21,008,101
-------------------------------------------------------------------------------------------------------------------------

Total:                             0                    N/A                     0                    $21,008,101
-------------------------------------------------------------------------------------------------------------------------

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

Item 6. Exhibits:

      2.1 Agreement and Plan of Merger by and among the Company, Blue Lagoon Acquisition Corp., Innsbrook Acquisition Corp., Willow Bend Acquisition Corp., 380 Interlocken Acquisition Corp., Eldridge Green Acquisition Corp., FSP Blue Lagoon Drive Corp., FSP Innsbrook Corp., FSP Willow Bend Office Center Corp., FSP 380 Interlocken Corp. and FSP Eldridge Green Corp., dated as of March 15, 2006 (1)

      10.1 Form of Retention Agreement (2)

      10.2 Change in Control Discretionary Plan (3)

      10.3 Summary of Executive Compensation. (4)

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

      99.1 Table regarding investors in Sponsored REITs.

----------
      (1) Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 15, 2006 (File No. 001-32470) and incorporated herein by reference.
      (2) Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-32470) and incorporated herein by reference.
      (3) Filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated February 3, 2006 (File No. 001-32470) and incorporated herein by reference.
      (4) Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-32470) and incorporated herein by reference.

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


                             Franklin Street Properties Corp.


      Date                         Signature                            Title
      ----                         ---------                            -----


Date:  May 8, 2006           /s/ George J. Carter             Chief Executive Officer and Director
                             --------------------------       (Principal Executive Officer)
                             George J. Carter


Date:  May 8, 2006           /s/ John G. Demeritt             Chief Financial Officer
                             --------------------------       (Principal Financial Officer)
                             John G. Demeritt