Form 10-Q
period 2006-06-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2006-08-02
CIK 1031316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

 (Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2006.

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

                                 (781) 557-1300
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

       YES |_|      NO |X|

The number of shares of common stock outstanding as of July 31, 2006 was 70,766,305.

                        Franklin Street Properties Corp.

                                    Form 10-Q

                                Quarterly Report
                                  June 30, 2006

                                Table of Contents


Part I.  Financial Information
                                                                            Page
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 2006 and
                  December 31, 2005......................................      3

                  Consolidated Statements of Income for the three and
                  six months ended June 30, 2006 and 2005................      4

                  Consolidated Statements of Cash Flows for the
                  six months ended June 30, 2006 and 2005................    5-6

                  Notes to Consolidated Financial Statements.............   7-17

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................  18-28

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk............................................     29

         Item 4.  Controls and Procedures................................     30

Part II. Other Information

         Item 1.  Legal Proceedings......................................     31

         Item 1A. Risk Factors...........................................     31

         Item 2.  Unregistered Sales of Equity Securities and
                  Use of Proceeds........................................     37

         Item 3.  Defaults Upon Senior Securities........................     37

         Item 4.  Submission of Matters to a Vote of Security Holders....     38

         Item 5.  Other Information......................................     38

         Item 6.  Exhibits...............................................     39

Signatures        .......................................................     40

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                          June 30,      December 31,
(in thousands, except share and par value amounts)                                          2006            2005
======================================================================================================================

Assets:
Real estate assets:
          Land                                                                           $ 103,879       $  68,325
          Buildings and improvements                                                       730,860         451,488
          Fixtures and equipment                                                               612             602
----------------------------------------------------------------------------------------------------------------------
                                                                                           835,351         520,415
          Less accumulated depreciation                                                     36,046          29,016
----------------------------------------------------------------------------------------------------------------------
Real estate assets, net                                                                    799,305         491,399
Acquired real estate leases, less accumulated amortization
   of $15,804 and $10,402, respectively                                                     49,014          30,172
Investment in non-consolidated REITs                                                           877           5,006
Assets held for syndication, net                                                             9,197               -
Assets held for sale                                                                         9,628          69,952
Cash and cash equivalents                                                                   57,605          69,715
Restricted cash                                                                                466             461
Tenant rent receivables, less allowance for doubtful accounts
   of $350 and $350, respectively                                                              592           1,447
Straight-line rent receivable. Less allowance for doubtful accounts
   of $163 and $163, respectively                                                            4,512           4,569
Prepaid expenses                                                                               940             805
Other assets                                                                                   320           1,200
Office computers and furniture, net of accumulated depreciation
   of $795 and $729, respectively                                                              305             311
Deferred leasing commissions, net of accumulated amortization
   of $1,008, and $731, respectively                                                         4,632           2,136
----------------------------------------------------------------------------------------------------------------------
          Total assets                                                                   $ 937,393       $ 677,173
======================================================================================================================

Liabilities and Stockholders' Equity:
Liabilities:
   Bank note payable                                                                     $   9,192       $      --
   Accounts payable and accrued expenses                                                    14,359          11,583
   Accrued compensation                                                                      1,301           1,891
   Tenant security deposits                                                                  1,479           1,293
   Acquired unfavorable real estate leases, less accumulated amortization
      of $288, and $134, respectively                                                        2,538             823
----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                           28,869          15,590
----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, $.0001 par value, 20,000,000 shares
     authorized, none issued or outstanding                                                     --              --
   Common stock, $.0001 par value, 180,000,000 shares authorized,
     70,766,305 and 59,794,608 shares issued and outstanding, respectively                       7               6
   Additional paid-in capital                                                              907,794         677,397
   Treasury stock, 731,898 and 731,898 shares at cost, respectively                        (14,008)        (14,008)
   Earnings (distributions) in excess of accumulated earnings/distributions                 14,731          (1,812)
----------------------------------------------------------------------------------------------------------------------

       Total stockholders' equity                                                          908,524         661,583
----------------------------------------------------------------------------------------------------------------------

       Total liabilities and stockholders' equity                                        $ 937,393       $ 677,173
======================================================================================================================
                                The accompanying notes are an integral part of these consoldated financial statements.

                        Franklin Street Properties Corp.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                              For the                     For the
                                                                         Three Months Ended           Six Months Ended
                                                                              June 30,                    June 30,
---------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                 2006          2005          2006          2005
===========================================================================================================================

Revenue:
     Rental                                                             $ 21,463      $ 16,191      $ 44,844      $ 27,791
Related party revenue:
     Syndication fees                                                      3,505         1,603         5,426         4,122
     Transaction fees                                                      3,469         1,595         5,408         4,038
     Management fees and interest income from loans                          698           481           869         1,451
Other                                                                          1            --            22            --
---------------------------------------------------------------------------------------------------------------------------
             Total revenue                                                29,136        19,870        56,569        37,402
---------------------------------------------------------------------------------------------------------------------------

Expenses:
     Real estate operating expenses                                        5,010         3,253         9,783         5,593
     Real estate taxes and insurance                                       3,357         2,205         5,944         3,874
     Depreciation and amortization                                         5,569         3,487        10,733         5,896
     Selling, general and administrative                                   1,954         1,741         3,758         3,567
     Commissions                                                           1,809           867         2,832         2,191
     Interest                                                                546           788         1,140         1,743
---------------------------------------------------------------------------------------------------------------------------

       Total expenses                                                     18,245        12,341        34,190        22,864
---------------------------------------------------------------------------------------------------------------------------

Income before interest income, equity in earnings of
   non-consolidated REITs and taxes on income                             10,891         7,529        22,379        14,538
Interest income                                                              756           367         1,345           597
Equity in earnings of non-consolidated REITs                                 156           302           236           968
---------------------------------------------------------------------------------------------------------------------------

Income before taxes on income                                             11,803         8,198        23,960        16,103
Income tax expense                                                           347            70           404           114
---------------------------------------------------------------------------------------------------------------------------

     Income from continuing operations                                    11,456         8,128        23,556        15,989
     Income from discontinued operations                                     913         2,381         1,952         4,943
     Gain (Estimated loss) on sale of assets, net                         28,108        (1,055)       28,108        (1,055)
---------------------------------------------------------------------------------------------------------------------------

Net income                                                              $ 40,477       $ 9,454      $ 53,616      $ 19,877
===========================================================================================================================

Weighted average number of shares outstanding,
     basic and diluted                                                    67,149        56,815        63,492        53,242
===========================================================================================================================

Earnings per share, basic and diluted, attributable to:
     Continuing operations                                              $   0.17      $   0.15      $   0.37      $   0.30
     Discontinued operations                                                0.01          0.04          0.03          0.09
     Gains (losses) on sales of assets, net                                 0.42         (0.02)         0.44         (0.02)
---------------------------------------------------------------------------------------------------------------------------
Net income per share, basic and diluted                                 $   0.60      $   0.17      $   0.84      $   0.37
===========================================================================================================================
                                                               See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                   For the
                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                         ----------------------------
(in thousands)                                                                               2006            2005
=====================================================================================================================

Cash flows from operating activities:
   Net income                                                                            $  53,616         $ 19,877
   Adjustments to reconcile net income to net cash
        provided by  operating activities:
      (Gains) and estimated loss on assets sold or held for sale                           (28,108)           1,055
      Depreciation and amortization expense                                                 11,407            8,230
      Amortization of above market lease                                                     3,240              887
      Equity in earnings from non-consolidated REITs                                          (431)            (968)
      Distributions from non-consolidated REITs                                                609              980
      Shares issued as compensation                                                             --               31
  Changes in operating assets and liabilities:
     Restricted cash                                                                            (5)            (293)
     Tenant rent receivables, net                                                              855               90
     Straight-line rents, net                                                                   61             (724)
     Operations of assets held for syndication, net                                             --           (1,295)
     Prepaid expenses and other assets, net                                                  1,232             (843)
     Accounts payable and accrued expenses                                                  (1,226)          (1,144)
     Accrued compensation                                                                     (590)             235
     Tenant security deposits                                                                  186              293
  Payment of deferred leasing commissions                                                   (2,773)            (311)
---------------------------------------------------------------------------------------------------------------------

        Net cash provided by operating activities                                           38,073           26,100
---------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Cash acquired through issuance of common stock in merger transaction                  13,849           10,621
      Purchase of real estate assets, office computers and
          furniture, capitalized merger costs                                             (108,280)         (45,928)
      Merger costs paid                                                                       (838)            (402)
      Purchase of acquired favorable and unfavorable leases                                 (5,108)              --
      Investment in non-consolidated REITs                                                     (11)              43
      Investment in assets held for syndication, net                                        (9,545)          50,265
      Proceeds received on sale of real estate assets                                       87,750               --
---------------------------------------------------------------------------------------------------------------------

      Net cash provided by (used for) investing activities                                 (22,183)          14,599
---------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Distributions to stockholders                                                        (37,073)         (35,734)
      Purchase of treasury shares                                                                               (16)
      Offering costs                                                                          (119)              --
      Borrowings (repayments) under bank note payable, net                                   9,192           (6,226)
---------------------------------------------------------------------------------------------------------------------

      Net cash used for financing activities                                               (28,000)         (41,976)
---------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                  (12,110)          (1,277)

Cash and cash equivalents, beginning of period                                              69,715           52,752
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                                 $  57,605         $ 51,475
=====================================================================================================================
                                                         See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                                             For the
                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                  ------------------------------
(in thousands)                                                                         2006          2005
================================================================================================================

Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest                                                                          $    965       $  1,795
      Income taxes                                                                           300            406
Non-cash investing and financing activities:
      Assets acquired through the issuance of common stock in merger, net                230,517        153,943
      Investment in non-consolidated REITs converted to real estate assets
        and acquired real estate leases in conjunction with merger                         4,018             --

                                                   See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements

Organization

Franklin Street Properties Corp. ("FSP Corp." or the "Company"), holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC, and FSP Holdings LLC. The Company also has a non-controlling common stock interest in nine corporations organized to operate as real estate investment trusts ("REITs") and a non-controlling preferred stock interest in one REIT.

On April 30, 2005, the Company acquired four real estate investment trusts (the "2005 Target REITs") by the merger of the four 2005 Target REITs with and into four of the Company's wholly-owned subsidiaries. The merger was effective April 30, 2005 and, as a result, the Company issued 10,894,994 shares in a tax-free exchange for all outstanding preferred shares of the 2005 Target REITs. The mergers were accounted for as a purchase and the acquired assets and liabilities were recorded at their fair value.

On April 30, 2006, the Company acquired five real estate investment trusts (the "2006 Target REITs"), by the merger of the five 2006 Target REITs with and into five of the Company's wholly-owned subsidiaries. The merger was effective April 30, 2006 and, as a result, the Company issued 10,971,697 shares in a tax-free exchange for all outstanding preferred shares of the 2006 Target REITs. The mergers were accounted for as a purchase and the acquired assets and liabilities were recorded at their fair value.

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

Properties

The following table summarizes the Company's investment in real estate assets, excluding assets held for syndication and assets held for sale:

                                                               As of
                                                             June 30,
                                                        2006           2005
                                                     ---------      ---------
      Residential real estate:
         Number of properties                               --              4
         Number of apartments                               --            837

      Commercial real estate:
         Number of properties                               31             28
         Square feet                                 5,301,380      3,952,011

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements (continued)

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other period.

Reclassifications

Certain balances from the 2005 balance sheet and interim financial statements have been reclassified to conform to the 2006 presentation. The reclassifications primarily were related to the disposition of six properties sold in 2005 and three properties sold in 2006 and one asset held for sale as of June 30, 2006, which are reported as discontinued operations for all periods presented. These reclassifications changed rental revenues, operating and maintenance expenses, depreciation and amortization, other income and the related assets, which are segregated on the financial statements. There was no change to total assets or net income for any period presented as a result of these reclassifications.

Recent Accounting Standards

In June 2005, the Financial Accounting Standards Board ("FASB") ratified the consensus reached by the Emerging Issues Task Force ("EITF") regarding EITF No. 05-6, "Determining the Amortization Period for Leasehold Improvements." The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company has adopted EITF 05-6, which did not materially impact the Company's results of operations, financial position, or liquidity.

In March 2005, the FASB issued FASB Interpretation No. 47, which clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The guidance was effective for periods beginning after December 15, 2005. The Company has adopted FIN 47, which did not impact the Company's results of operations, financial position, or liquidity.

2.    Investment Banking/Investment Services Activity

During the six months ended June 30, 2006, the Company sold on a best efforts basis, through private placements, preferred stock in the following Sponsored
REIT:

      Sponsored REIT                  Property Location     Gross Proceeds(1)
      -----------------------------------------------------------------------
                                                             (in thousands)
      FSP Phoenix Tower Corp.         Houston, TX               $84,350
                                                                =======

      (1) The syndication of FSP Phoenix Tower Corp., which commenced in February 2006 was not complete at June 30, 2006. This amount represents the gross proceeds syndicated during the six months ended June 30, 2006.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3.    Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs

At June 30, 2006, the Company held an interest in nine Sponsored REITs. Eight were fully syndicated and the Company no longer derives economic benefits or risks from the common stock interest that is retained in them. The Company holds a preferred stock investment in one of these Sponsored REITs, FSP Park Ten Development Corp. (or "Park Ten Development"), from which it continues to derive economic benefit and risk. The remaining entity that is not fully syndicated has a value of approximately $9.2 million on the accompanying consolidated balance sheets and is classified as an asset held for syndication. Prior to April 2006, the Company held a preferred stock investment in FSP Blue Lagoon Drive Corp. (or "Blue Lagoon"), which was one of the 2006 Target REITs acquired by merger on April 30, 2006, and accordingly was eliminated when recording the merger.

The table below shows the Company's share of income and expenses from Sponsored REITs prior to consolidation. Management fees of $11,000 for the six months ended June 30, 2006 and interest expense are eliminated in consolidation.

                                                        Six Months Ended
                                                            June 30,
      (in thousands)                                          2006
                                                              ----

      Operating Data:
      Rental revenues                                       $ 1,215
      Operating and maintenance
          expenses                                              554
      Depreciation and amortization                             288
      Interest expense                                          479
      Interest income                                             9
                                                            -------
                                                            $   (97)
                                                            =======

Equity in earnings of investment in non-consolidated REITs:

The following table includes equity in earnings of investments in non-consolidated REITs:

                                                                Six Months Ended
                                                                    June 30,
      (in thousands)                                            2006        2005
                                                                ----        ----

      Equity in earnings of Sponsored REITs                     $161        $841
      Equity in earnings of Blue Lagoon                           75         127
      Equity in earnings of Park Ten Development                  --          --
                                                                ----        ----
                                                                $236        $968
                                                                ====        ====

Equity in earnings of investments in Sponsored REITs is derived from the Company's share of income following the commencement of syndication of Sponsored REITs. Following the commencement of syndication the Company exercises influence over, but does not control these entities, and investments are accounted for using the equity method. Equity in earnings of Blue Lagoon and Park Ten Development was derived from the Company's preferred stock investment in the entities, which were acquired in January 2004 and September 2005, respectively. Blue Lagoon was one of the 2006 Target REITs that the Company acquired by merger on April 30, 2006, which was accounted for as a purchase, and the acquired assets and liabilities were recorded at their fair value.

The Company recorded distributions declared or received of $609,000 and $980,000 from Sponsored REITs during the six months ended June 30, 2006 and 2005, respectively.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3. Related Party Transactions and Investments in Non-consolidated Entities (continued)

Non-consolidated REITs:

The Company has in the past acquired by merger entities similar to the Sponsored REITs, including on April 30, 2005, the four 2005 Target REITS, and on April 30, 2006, the five 2006 Target REITs. The Company's business model for growth includes the potential acquisition by merger in the future of Sponsored REITs. The Company has no legal or any other enforceable obligation to acquire or to offer to acquire any Sponsored REIT. In addition, any offer (and the related terms and conditions) that might be made in the future to acquire any Sponsored REIT would require the approval of the boards of directors of the Company and the Sponsored REIT and the approval of the stockholders of the Sponsored REIT.

At June 30, 2006, December 31, 2005 and June 30, 2005, the Company had ownership interests in nine, thirteen and twelve Sponsored REITs, respectively.

Summarized financial information for these Sponsored REITs is as follows:

                                                      June 30,      December 31,
                                                        2006            2005
                                                     ---------      -----------
                                                        (in thousands)
      Balance Sheet Data (unaudited):
      Real estate, net                               $ 315,495       $ 403,161
      Other assets                                      60,231          82,163
      Total liabilities                                (54,646)        (46,831)
                                                     ---------       ---------
      Shareholders' equity                           $ 321,080       $ 438,493
                                                     =========       =========

                                                                For the
                                                           Six Months Ended
                                                               June 30,
                                                        2006            2005
                                                      --------        --------
                                                             (in thousands)
      Operating Data (unaudited):
      Rental revenue                                  $ 29,538        $ 27,721
      Other revenue                                      1,452             559
      Operating and maintenance expenses               (14,844)        (10,657)
      Depreciation and amortization                     (6,750)         (5,240)
      Interest expense and commitment fees              (7,006)         (2,730)
                                                      --------        --------
      Net income                                      $  2,390        $  9,653
                                                      ========        ========

Syndication fees and Transaction fees:

The Company provides syndication and real estate acquisition advisory services for Sponsored REITs. Syndication and transaction fees from non-consolidated entities amounted to approximately $10,834,000 and $8,160,000 for the six months ended June 30, 2006 and 2005, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice. Asset management fee income from non-consolidated entities amounted to approximately $338,000 and $396,000 for the six months ended June 30, 2006 and 2005, respectively. The Company is typically entitled to interest on funds advanced to Sponsored REITs. The Company recognized interest income of approximately $531,000 and $1,056,000 for the six months ended June 30, 2006 and 2005, respectively, relating to these loans.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4.    Merger and Acquisition Transactions

On April 30, 2006, the Company issued 10,971,697 shares of common stock, $0.0001 par value per share, in exchange for all of the outstanding preferred stock of the 2006 Target REITs (other than the shares of preferred stock in Blue Lagoon held by the Company, which were cancelled) and paid approximately $12,000 in lieu of fractional shares. The results of operations for each 2006 Target REIT have been included in the Company's consolidated financial statements since May 1, 2006. The aggregate purchase price for the 2006 Target REITs was approximately $235,384,000.

On June 27, 2006 the Company acquired a fifteen-story Class A office property located at 3625 Cumberland Boulevard in Atlanta, Georgia ("One Overton Park") for an aggregate purchase price of approximately $85,132,000.

With respect to the acquisition of each 2006 Target REIT, the excess of the purchase price of the property over the historical cost of the property was allocated to real estate investments and leases, including lease origination costs. With respect to the acquisition of One Overton Park, the purchase price of the property was allocated to real estate investments and leases, including lease origination costs. Lease origination costs represent the value associated with acquiring an in-place lease (i.e. the market cost to execute a similar lease, including leasing commission, legal, vacancy, and other related costs). The value assigned to buildings approximates their replacement cost; the value assigned to land approximates its appraised value; and the value assigned to leases approximates their fair value. Other assets and liabilities are recorded at their historical costs, which approximates fair value. The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

                                                        Value of Assets Acquired
                                                        ------------------------
                                                             (in thousands)

      Real estate assets                                        $ 287,692
      Value of acquired real estate leases                         24,203
      Cash                                                         13,849
      Acquired unfavorable leases                                  (1,738)
      Other assets                                                    512
      Liabilities assumed                                          (4,002)
                                                                ---------
         Total                                                  $ 320,516
                                                                =========

Pro forma operating results for the Company, the 2006 Target REITs and One Overton Place are shown in the following table. The results assume that the mergers occurred and the shares of the Company's stock were issued on January 1, 2005 and that One Overton Place was acquired on January 1, 2005. The results are not necessarily indicative of what the Company's actual results of operations would have been for the period indicated, nor do they purport to represent the results of operations of any future period.

                                                    For Three Months Ended     For Six Months Ended
(unaudited)                                                June 30,                  June 30,
(in thousands except per share amounts)               2006          2005        2006          2005
                                                   ------------------------   -----------------------

Revenue                                             $32,886        $27,054     $68,171       $51,705
                                                   ------------------------   -----------------------
Income from continuing operations                   $12,266        $10,175     $27,116       $19,582
                                                   ------------------------   -----------------------
Net income                                          $41,288        $11,500     $57,176       $23,470
                                                   ========================   =======================
Weighted average shares outstanding                  70,766         67,786      70,776        64,214
                                                   ========================   =======================

Income from continuing operations per share         $  0.17        $  0.15     $  0.38       $  0.30
                                                   ========================   =======================
Net income per share                                $  0.58        $  0.17     $  0.81       $  0.37
                                                   ========================   =======================

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

5.    Bank Note Payable

The Company has a revolving line of credit agreement (the "Loan Agreement") with a group of banks providing for borrowings at the Company's election of up to $150,000,000. During August 2005 the loan agreement was amended and restated. Borrowings under the Loan Agreement bear interest at either the bank's prime rate (8.25% at June 30, 2006) or a rate equal to LIBOR plus 125 basis points (6.55% at June 30, 2006). The balance outstanding was $9,192,000 at June 30, 2006, and there was no balance outstanding at December 31, 2005. The weighted average interest rate on amounts outstanding during the six months ended June 30, 2006 and 2005 was 6.44% and 4.91%, respectively; and for the year ended December 31, 2005 was approximately 5.35%.

The Loan Agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the maintenance of at least $1,500,000 in operating cash accounts, a minimum unencumbered cash and liquid investments balance and tangible net worth, and compliance with various debt and operating income ratios, as defined in the Loan Agreement. The Company was in compliance with the Loan Agreement's financial covenants as of June 30, 2006 and December 31, 2005. Borrowings under the Loan Agreement mature on August 18, 2008.

6.    Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at June 30, 2006 and 2005.

7.    Discontinued Operations

During the year ended December 31, 2005, the Company disposed of three apartment properties and three commercial properties, which are in the real estate segment. The three apartment properties included two located in Houston, Texas, and one located in Baton Rouge, Louisiana. The three commercial properties included one located in Folsom, California; one in Columbia, Maryland and one located in San Diego, California. During the six months ended June 30, 2006, the Company disposed of one apartment property and two commercial buildings, which are in the real estate segment. The apartment property is located in Katy, Texas. The two commercial properties are located in Santa Clara, California and in Fairfax, Virginia. An agreement was also reached to sell an industrial property located in Peabody, Massachusetts that is expected to be sold in the third quarter of 2006 at a gain. Accordingly, this industrial property is classified as an asset held for sale on the accompanying balance sheets.

The operating results for these real estate assets have been reflected as discontinued operations in the consolidated statements of income for all periods presented, and are summarized below:

                                             For the Three Months Ended    For the Six Months Ended
(in thousands)                                        June 30,                     June 30,
                                                --------------------         --------------------
                                                  2006        2005             2006        2005
                                                --------    --------         --------    --------
Rental revenue                                  $  1,748    $  5,555         $  4,267    $ 11,203
Rental operating expenses                           (506)     (1,293)          (1,194)     (2,528)
Real estate taxes and insurance                     (161)       (712)            (473)     (1,398)
Depreciation and amortization                       (168)     (1,170)            (648)     (2,335)
Interest income                                       --           1               --           1
                                                --------    --------         --------    --------
Net income from discontinued operations         $    913    $  2,381         $  1,952    $  4,943
                                                ========    ========         ========    ========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7.    Discontinued Operations (continued)

The gains from the properties sold are summarized below:

(in thousands)                                                                                    Net
                                           City/             Property          Date of           Sales           Gain/
Property Address                           State               Type              Sale           Proceeds        (Loss)
----------------                           -----               ----              ----           --------        ------

22400 Westheimer Parkway               Katy, TX              Apartment       May 24, 2006        $18,200       $ 2,371
4995 Patrick Henry Drive               Santa Clara, CA        Office         May 31, 2006          8,138         1,508
12902 Federal Systems Park Drive       Fairfax, VA            Office         May 31, 2006         61,412        24,229
                                                                                               -------------------------
                                                                                                 $87,750       $28,108
                                                                                               =========================

The gain recognition from the sale of the properties in Texas and Virginia was deferred for tax purposes through the use of a Section 1031 exchange.

8.    Cash Dividends

The Company declared and paid dividends as follows (in thousands, except per share amounts):

                                      Distribution       Total
            Quarter Paid                Per Share      Dividends
      --------------------------      ------------     ---------

      First quarter of 2006               $0.31         $18,536
      Second quarter of 2006              $0.31         $18,536

      First quarter of 2005               $0.31         $15,385
      Second quarter of 2005(a)           $0.41         $20,349

      (a)   Dividend paid in respect of four months of operations.

9.    Business Segments

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

The Company evaluates the performance of its reportable segments based on Adjusted Funds From Operations ("AFFO") as management believes that AFFO represents the most accurate measure of the reportable segment's activity and is the basis for distributions paid to equity holders. The Company defines AFFO as: net income as computed in accordance with generally accepted accounting principles in the United States (or GAAP); excluding gains or losses on the sale of real estate and non-cash income from Sponsored REITs; plus certain non-cash items included in the computation of net income (depreciation and amortization and straight-line rent adjustments); plus distributions received from Sponsored REITs; plus the net proceeds from the sale of land; less recurring purchases of property and equipment incurred to maintain the assets' value or for tenant improvements ("Capital Expenditures") and payments for deferred leasing commissions, plus proceeds from (payments to) funded reserves. Depreciation and amortization, gain or loss on the sale of real estate, and straight-line rents are an adjustment to AFFO, as these are non-cash items included in net income. Capital Expenditures, payments of deferred leasing commissions and the proceeds from (payments to) the funded reserve are an adjustment to AFFO, as they represent cash items not reflected in net income.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
9.   Business Segments (continued)

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

The calculation of AFFO by business segment is shown in the following table:

                                                              Investment
                                                               Banking/
                                                Real Estate   Investment
(in thousands)                                   Operations    Services        Total
                                                -----------   -----------    --------
Three Months Ended March 31, 2006
Net Income                                       $ 13,054      $     85      $ 13,139
Equity in income of non-consolidated REITs           (275)           --          (275)
Distributions from non-consolidated REITs             118            --           118
Depreciation and amortization                       7,100            33         7,133
Straight line rent                                    200            --           200
Capital Expenditures                                 (232)          (36)         (268)
Payment of deferred leasing costs                    (156)           --          (156)
Proceeds from funded reserves                         388            36           424
                                                 --------      --------      --------
Adjusted Funds From Operations                   $ 20,197      $    118      $ 20,315
                                                 ========      ========      ========

Three Months Ended June 30, 2006
Net Income                                       $ 39,993      $    484      $ 40,477
Gain on sale of assets, net                       (28,108)           --       (28,108)
Equity in income of non-consolidated REITs           (156)           --          (156)
Distributions from non-consolidated REITs             491            --           491
Depreciation and amortization                       7,481            32         7,513
Straight line rent                                   (139)           --          (139)
Capital Expenditures                               (1,492)          (24)       (1,516)
Payment of deferred leasing costs                  (2,617)           --        (2,617)
Proceeds from funded reserves                       4,109            24         4,133
                                                 --------      --------      --------
Adjusted Funds From Operations                   $ 19,562      $    516      $ 20,078
                                                 ========      ========      ========

Six Months Ended June 30, 2006
Net Income                                       $ 53,047      $    569      $ 53,616
Gain on sale of assets, net                       (28,108)           --       (28,108)
Equity in income of non-consolidated REITs           (431)           --          (431)
Distributions from non-consolidated REITs             609            --           609
Depreciation and amortization                      14,581            65        14,646
Straight line rent                                     61            --            61
Capital Expenditures                               (1,724)          (60)       (1,784)
Payment of deferred leasing costs                  (2,773)           --        (2,773)
Proceeds from funded reserves                       4,497            60         4,557
                                                 --------      --------      --------
Adjusted Funds From Operations                   $ 39,759      $    634      $ 40,393
                                                 ========      ========      ========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

9.    Business Segments (continued)

The calculation of AFFO by business segment is shown in the following table:

                                                            Investment
                                                             Banking/
                                              Real Estate   Investment
(in thousands)                                 Operations    Services       Total
                                              -----------   -----------   --------
Three Months Ended March 31, 2005
Net Income                                     $ 10,346      $     77     $ 10,423
Equity in income of non-consolidated REITs         (665)           --         (665)
Distributions from non-consolidated REITs           599            --          599
Depreciation and amortization                     3,598            34        3,632
Straight line rent                                 (307)           --         (307)
Capital Expenditures                               (327)           --         (327)
Payment of deferred leasing costs                   (95)           --          (95)
Proceeds from funded reserves                       422            --          422
                                               --------      --------     --------

Adjusted Funds From Operations                 $ 13,571      $    111     $ 13,682
                                               ========      ========     ========

Three Months Ended June 30, 2005
Net Income                                     $  9,362      $     92     $  9,454
Estimated loss on sale of asset                   1,055            --        1,055
Equity in income of non-consolidated REITs         (303)           --         (303)
Distributions from non-consolidated REITs           381            --          381
Depreciation and amortization                     5,448            37        5,485
Straight line rent                                 (417)           --         (417)
Capital Expenditures                             (1,601)           --       (1,601)
Payment of deferred leasing costs                  (216)           --         (216)
Proceeds from funded reserves                     1,817            --        1,817
                                               --------      --------     --------

Adjusted Funds From Operations                 $ 15,526      $    129     $ 15,655
                                               ========      ========     ========

Six Months Ended June 30, 2005
Net Income                                     $ 19,708      $    169     $ 19,877
Estimated loss on sale of asset                   1,055            --        1,055
Equity in income of non-consolidated REITs         (968)           --         (968)
Distributions from non-consolidated REITs           980            --          980
Depreciation and amortization                     9,046            71        9,117
Straight line rent                                 (724)           --         (724)
Capital Expenditures                             (1,928)           --       (1,928)
Payment of deferred leasing costs                  (311)           --         (311)
Proceeds from funded reserves                     2,239            --        2,239
                                               --------      --------     --------

Adjusted Funds From Operations                 $ 29,097      $    240     $ 29,337
                                               ========      ========     ========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

9.    Business Segments (continued)

The following table is a summary of other financial information by business segment:

                                                         Investment
                                                          Banking/
                                           Real Estate   Investment
(in thousands)                              Operations    Services       Total
                                           -----------   -----------   --------

Three Months Ended June 30, 2006:
     Revenue                                 $ 25,353     $  3,783     $ 29,136
     Interest income                              743           13          756
     Interest expense                             546           --          546
     Income from discontinued operations          913           --          913
     Capital expenditures                       1,492           24        1,516

Six Months Ended June 30, 2006:
     Revenue                                 $ 50,619     $  5,950     $ 56,569
     Interest income                            1,323           22        1,345
     Interest expense                           1,140           --        1,140
     Income from discontinued operations        1,952           --        1,952
     Capital expenditures                       1,725           60        1,785

Identifiable Assets as of June 30, 2006      $931,927     $  5,466     $937,393


Three Months Ended June 30, 2005:
     Revenue                                 $ 18,069     $  1,801     $ 19,870
     Interest income                              360            7          367
     Interest expense                             788           --          788
     Income from discontinued operations        2,381           --        2,381
     Capital expenditures                       1,601           --        1,601

Six Months Ended June 30, 2005:
     Revenue                                 $ 32,764     $  4,638     $ 37,402
     Interest income                              582           15          597
     Interest expense                           1,743           --        1,743
     Income from discontinued operations        4,943           --        4,943
     Capital expenditures                       1,928           --        1,928

Identifiable Assets as of June 30, 2005      $714,065     $  3,863     $717,928

10.   Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally is entitled to a tax deduction for dividends paid to its stockholders, thereby effectively subjecting the distributed net income of the Company to taxation at the stockholder level only. The Company must comply with a variety of restrictions to maintain its status as a REIT. These restrictions include the type of income it can earn, the type of assets it can hold, the number of stockholders it can have and the concentration of their ownership, and the amount of the Company's income that must be distributed annually.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

10.   Income Taxes (continued)

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a "taxable REIT subsidiary" ("TRS"). In the case of TRSs, the Company's ownership of securities in all TRSs generally cannot exceed 20% of the value of all of the Company's assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company's assets. Effective January 1, 2001, FSP Investments LLC, a wholly-owned subsidiary of the Company, elected to be treated as a TRS. As a result, FSP Investments LLC operates as a taxable corporation under the Code and has accounted for income taxes in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. Taxes are provided for when FSP Investments LLC has net profits for both financial statement and income tax purposes.

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

The income tax expense reflected in the consolidated statements of income relates only to the TRS. The expense differs from the amounts computed by applying the Federal statutory rate of 34% to income before income taxes as follows:

                                                                 For the
                                                            Six Months Ended
                                                                June 30,
      (in thousands)                                       2006          2005
                                                         ----------------------

      Federal income tax expense at statutory rate         $341           $96
      Increase in taxes resulting from:
         State income taxes, net of federal impact           63            18
                                                         ----------------------
                                                           $404          $114
                                                         ======================

No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the taxable REIT subsidiary.

11.   Subsequent Events

The Company declared a cash distribution of $0.31 per share on July 14, 2006 to stockholders of record on July 31, 2006 payable on August 21, 2006.

On July 24, 2006, the Company paid the entire balance outstanding under its Loan Agreement of $9,192,000.

In July 2006, an agreement was reached to sell an industrial property in Peabody, Massachusetts which is expected to be sold in the third quarter of 2006 at a gain.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2005. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation changes in economic conditions in the markets in which we own properties, changes in the demand by investors for investment in Sponsored REITs, risks of a lessening of demand for the types of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. See the factors set forth below under the caption, Item 1A. "Risk Factors". Although we believe the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Trends and Uncertainties

Real Estate Operations

Our property operations during the first half of 2006 produced profit results that were generally in line with management's expectations. Most of our properties are suburban office buildings, and, in most markets, it is management's opinion that we are continuing to find improving conditions for both occupancy and rental rates. However, there are still many tenant leases which were signed at the height of the most recent office market cycle, which we believe was approximately from 1997-2001. Consequently, we and perhaps many other office property owners continue to believe we face rent roll downs as old leases expire and new ones are signed. We also believe that national occupancy levels continue to improve, but rent levels in most office markets are still only modestly increasing from a very low level. We believe that significant broad-based rental increases, above the 1997-2001 peak, are probably one to three years away, assuming continued overall U.S. economic growth and traditional cyclical real estate dynamics. We are aggressively managing our lease turnover to maximize our rental operations' contribution as the office markets continue to climb back up their cyclical curve. Concern always remains about the possibility of a new, significant downturn in the broader economy that would reverse the positive trends our markets are starting to see. Lofty worldwide energy prices, inflation, interest rates and other geopolitical events are likely to be influencing factors.

The portfolio was approximately 91% leased at June 30, 2006, which was generally consistent with the quarter ended March 31, 2006. At the start of 2006, we forecasted that approximately 17% of the square footage in our real estate portfolio would expire during fiscal year 2006. As a result of expected lease expirations, new leases, property sales, acquisitions and mergers, we are now forecasting that approximately 7% of the square footage in our real estate portfolio will expire during the balance of fiscal year 2006. We cannot predict if these tenants will renew their leases or what the terms and conditions of any lease renewals will be, although we expect to renew or sign new leases at current market rates for the locations where the buildings are located, which in most cases will be below the expiring rental rates. Based upon all available information at this time, we are forecasting that approximately 12% of the square footage in our real estate portfolio will expire during fiscal year 2007.

Investment Banking/Investment Services

Unlike our real estate operations business, which provides a rental revenue stream which is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature. Both the number of Sponsored REIT syndications completed and the amount of equity raised in 2005 were below our expectations. During the first half of 2006 our investment banking group completed sales of preferred stock in a private placement, which we call syndication proceeds, of $84.4 million. Future business in this area is unpredictable.

Our property acquisition executives continue to be concerned about high valuation levels for prime commercial investment real estate. It appears that a combination of factors, including moderate interest rates, a growing general economy and substantially increased capital allocation to real estate assets is increasing prices on many properties we would have an interest in acquiring. This upward pressure on prices has caused capitalization rates to fall and prices per square foot to rise. Specifically, our acquisition executives are having difficulty identifying enough property at a price acceptable under our investment criteria to grow our overall investment banking/investment services business. Lower revenue from this business has the effect of reducing net income and Adjusted Funds From Operations (AFFO). As the first half of 2006 ended, valuation levels for many top quality investment properties remained at historically high levels, with significant competition from a variety of capital sources to acquire them. We continue to rely solely on our in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time (i.e., invest in a Sponsored REIT). We also continue to evaluate whether our in-house sales force is capable, either through our existing client base or through new clients, of raising sufficient investment capital in Sponsored REITs to achieve future performance objectives.

Results of Operations

We consider contribution from each of our two business segments, real estate operations and investment banking/investment services, in evaluating performance. Contribution includes revenue from each segment, less related expenses such as rental property operating expenses, depreciation and amortization, commissions and interest income and expense. Selling, general and administrative expenses arise primarily from corporate related expenses and costs associated with our headquarters in Wakefield, Massachusetts where both business segments are managed. Over the last few years there has been a shift in expense and cost allocation between the segments from being primarily related to investment banking activity to a greater focus on real estate operations. This shift has occurred as a result of:

      o The increase in the number of owned properties in our real estate portfolio, and related direct acquisition and disposition of real estate assets;

      o The trend to a lower level of syndication proceeds from the investment banking segment; and

      o An increased level of management time related to our real estate operations.

As a result of this internal shift, we compare the total selling, general and administrative expenses from period-to-period as we believe it to be more meaningful than comparison of allocated expenses to each segment.

The following table shows financial results from each segment for the three months ended June 30, 2006 and 2005:

(in thousands)
                                                            Three months ended June 30,
                                                        ----------------------------------
Real Estate Operations                                    2006         2005       Change
                                                          ----         ----       ------
Revenues:
     Rental income                                       $21,463     $16,191     $ 5,272
     Transaction fees                                      3,191       1,397       1,794
     Management fees and interest income from loans          699         481         218
     Other income                                                         --          --
                                                        ----------------------------------
                                                          25,353      18,069       7,284
                                                        ----------------------------------
Expenses:
     Real estate operating expenses                        5,010       3,253       1,757
     Real estate taxes and insurance                       3,357       2,205       1,152
     Depreciation and amortization                         5,537       3,451       2,086
     Interest                                                546         788        (242)
                                                        ----------------------------------
                                                          14,450       9,697       4,753
                                                        ----------------------------------
Other items:
     Interest income                                         743         360         383
     Equity in earnings in non-consolidated REIT's           156         302        (146)
                                                        ----------------------------------
                                                             899         662         237
                                                        ----------------------------------

Contribution from real estate                             11,802       9,034       2,768
                                                        ----------------------------------

Investment Banking/Investment Services:
     Syndication fees                                      3,505       1,603       1,902
     Transaction fees                                        278         198          80
                                                        ----------------------------------
                                                           3,783       1,801       1,982
                                                        ----------------------------------
Expenses:
     Commissions                                           1,809         867         942
     Depreciation and amortization                            32          36          (4)
                                                        ----------------------------------
                                                           1,841         903         938
                                                        ----------------------------------
Other items:
     Interest income                                          13           7           6
     Taxes on income                                        (347)        (70)       (277)
                                                        ----------------------------------
                                                            (334)        (63)       (271)
                                                        ----------------------------------

Contribution from investment banking                       1,608         835         773
                                                        ----------------------------------

Selling, general and administrative expenses               1,954       1,741         213
                                                        ----------------------------------

Income from continuing operations (Combined)              11,456       8,128       3,328
Discontinued operations, less applicable income tax:
Income (Loss) from discontinued operations                   913       2,381      (1,468)
Gains (estimated loss) on sales of assets, net            28,108      (1,055)     29,163
                                                        ----------------------------------
     Net income                                          $40,477     $ 9,454     $31,023
                                                        ==================================

General

      The real estate segment includes operating results of properties held in our real estate portfolio, commitment fee income earned on real estate loans and development fees earned for services provided. During 2005 we increased the real estate portfolio by four properties from a merger and two properties by acquisitions completed during the year. We also sold six properties in the second half of 2005 and reached an agreement to sell another property, which closed in the second quarter of 2006. As a result, as of December 31, 2005 we operated 27 properties and had one property held for sale. During the first six months of 2006 we acquired the five 2006 Target REITs by merger, acquired two additional properties and sold three properties, including the property held for sale at December 31, 2005. We also reached agreement to sell another property, which is expected to close in the third quarter of 2006. As a result, as of June 30, 2006 we operated 31 properties and had one property held for sale.

Acquisitions, Mergers and Dispositions:

      In February 2005 we acquired one commercial property in Colorado, on April 30, 2005 we completed the acquisition by merger of the four 2005 Target REITs, and in July 2005 we acquired one commercial property in Indiana. On February 24, 2006 we acquired one commercial property in Texas, on April 30, 2006 we completed the acquisition by merger of the five 2006 Target REITs and on June 27, 2006 we acquired a commercial property in Georgia. The results of operations for each of the acquired or merged properties are included in our operating results as of their respective purchase or merger dates. Increases in rental revenues and expenses for the three and six months ended June 30, 2006 as compared to the same periods in 2005 are primarily a result of the timing of these acquisitions and subsequent contribution of these acquired properties. The operating results of the nine properties sold and the property held for sale were classified as discontinued operations in our financial statements for all periods presented.

Investment Banking:

      The investment banking/investment services segment is primarily based on the gross proceeds from the sale of securities of the Sponsored REITs. During the three and six months ended June 30, 2006 our investment banking/investment services segment had total gross proceeds of $55.2 and 84.4 million, respectively, which was derived from the syndication of FSP Phoenix Tower Corp. For the three and six months ended June 30, 2005 there were total gross proceeds of $24.3 million and $61.3 million, respectively, which included completion of the syndication for FSP 505 Waterford Corp. and a continuing syndication of FSP Galleria North Corp., which had been started in the fourth quarter of 2004. As a result, total gross proceeds for the three and six months ended June 30, 2006 increased $30.9 million and $23.1 million, respectively, compared to the same periods in 2005. The syndication currently in process commenced in February 2006, as compared to 2005, which had syndications in process for the entire six month period.

Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005

      Overview

      Total revenues increased $9.2 million or 46.6%, to $29.1 million for the three months ended June 30, 2006, as compared to $19.9 million for the three months ended June 30, 2005. Total expenses increased $5.9 million or 47.8%, to $18.2 million for the three months ended June 30, 2006. The increases were primarily attributable to properties acquired in the last twelve months and increases in investment banking activity in the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

      Each segment is discussed below.

      Real Estate Operations

      Contribution from the real estate segment increased $2.8 million or 30.6%, to $11.8 million for the three months ended June 30, 2006 compared to $9.0 million for the three months ended June 30, 2005. The increase is primarily attributable to:

      o An increase in real estate operating income of $2.4 million to $13.1 million for the three months ended June 30, 2006 compared to $10.7 million for same period in 2005. We define real estate operating income as rental revenues less real estate operating expenses, real estate taxes and insurance. The increase was primarily a result of:
            o Real estate operating income from our acquisition of the four 2005 Target REITs by merger on April 30, 2005, acquisitions by direct purchase of properties in Colorado during February 2005, Indiana during July 2005, Texas during February 2006, our acquisition of the five 2006 Target REITs by merger on April 30, 2006, and to a lesser extent, our acquisition of a property in Georgia in June 2006. Real estate operating income from acquisitions is included in current operating income. Each of these acquisitions resulted in an increase in real estate operating income for the second quarter of 2006 compared to the second quarter of 2005; and
            o A $0.2 million lease termination payment from a tenant in Texas in the second quarter of 2006.

      o A decrease in interest expense of $0.2 million resulting from a lower average loan balance outstanding for syndications in process during the three months ended June 30, 2006 compared to the three months ended June 30, 2005. A contributing factor was the use of cash to finance a portion of the syndication in process as opposed to bank debt during the 2006 period. The decrease was partially offset by higher interest rates and loan fees in the 2006 period than the 2005 period.
      o An increase to interest income of $0.4 million during the three months ended June 30, 2006, which was primarily a result of higher interest rates earned on higher average balances of cash, cash equivalents and other investments compared to the three months ended June 30, 2005.
      o A $1.8 million increase in transaction (loan commitment) fees, which was principally caused by the increase in gross syndication proceeds in the second quarter of 2006 compared to the same period in 2005.
      o A net increase in management fees and loan interest income of $0.2 million as a result of increased loan interest income on a larger loan balance and higher interest rates for the property in syndication, which was partially offset by lower management fees derived fewer properties managed, during the second quarter of 2006 as compared to the second quarter of 2005.

These increases were partially offset by:

      o An increase in depreciation expense of $2.1 million to $5.5 million for the three months ended June 30, 2006 as compared to $3.4 million for the same period in 2005. The increase was primarily a result of property acquisitions over the last twelve months.
      o A decrease in equity in income from non-consolidated REITs of $0.1 million, which was principally a result of the increase in gross syndication proceeds during the second quarter of 2006 compared to 2005.

      Investment Banking/Investment Services

      Contribution from the investment banking and services segment was $1.6 million for the three months ended June 30, 2006; an increase of $0.8 million, compared to the three months ended June 30, 2005. The increase was primarily attributable to:

      o An increase in syndication and transaction fee revenues of $2.0 million, which was primarily attributable to a higher level of gross syndication proceeds during the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

The increase was partially offset by:

      o An increase in commission expense of $0.9 million, which relates to the increase in gross syndication proceeds.
      o An increase to income tax expense or $0.3 million as a result of greater pre-tax income from investment banking for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

      Selling, general and administrative expenses

      Selling, general and administrative expenses increased $0.3 million to $2.0 million for the three months ended June 30, 2006 compared to $1.7 million for the three months ended June 30, 2005, which were primarily from costs of monitoring and managing a larger portfolio of REITs and expenses incurred related to the listing of our stock on the American Stock Exchange, which commenced on June 2, 2005. We had approximately 40 employees as of June 30, 2006 at our headquarters in Wakefield compared to 39 employees as of June 30, 2005.

      Income from continuing operations

      Contribution from both segments, net of selling, general and administrative expenses for the second quarter of 2006 increased $3.3 million to $11.5 million compared the second quarter of 2005 for the reasons discussed above.

      Discontinued Operations

      During the second quarter of 2005 we recorded an estimated loss of $1.1 million from an agreement to sell an office property located in Folsom, California. During the second half of 2005, we sold six properties and classified one property in Santa Clara, California as held for sale, which was sold during the second quarter of 2006. During the three months ended June 30, 2006, we completed the sale of an office property in Fairfax, Virginia, completed the sale of an apartment property in Katy, Texas, and reached an agreement to sell an industrial property in Peabody, Massachusetts. The industrial property in Peabody, Massachusetts is expected to be sold at a gain and is classified as an asset held for sale. Accordingly, each of the six properties sold in 2005, the three properties sold in 2006 and the property held for sale as of June 30, 2006 are reported as discontinued operations on our financial statements for the relevant periods presented. Income from discontinued operations of $0.9 million for the three months ended June 30, 2006 resulted from the three properties we sold and the one property that is held for sale. Income from discontinued operations of $2.4 million for the three months ended June 30, 2005 resulted from the nine properties sold in 2006 and 2005 and the property held for sale at June 30, 2006. The three properties sold during the three months ended June 30, 2006 resulted in a gain of $28.1 million.

      During the first and third quarter of 2005 we acquired two office properties, one in Englewood, Colorado and another in Indianapolis, Indiana, through borrowings under the Loan Agreement. During February 2006 we acquired an office property in Addison, Texas with cash. Proceeds from the sale of properties during 2005 were used to repay the borrowings and provided a source of cash used to acquire the property in 2006. Proceeds from the sale of the three properties sold during the second quarter of 2006 were used to acquire an office property in Atlanta, Georgia on June 27, 2006.

      We will continue to evaluate our portfolio, and from time-to-time may decide to dispose of other properties.

Net Income

      Net income for the three months ended June 30, 2006 increased $31.0 million to $40.5 million compared to $9.5 million for the reasons discussed above.

The following table shows financial results from each segment for the six months ended June 30, 2006 and 2005:

(in thousands)
                                                                       Six months ended June 30,
                                                           ------------------------------------------------
Real Estate Operations                                        2006                2005              Change
                                                              ----                ----              ------
Revenues:
     Rental income                                         $ 44,844            $ 27,791            $ 17,053
     Transaction fees                                         4,884               3,522               1,362
     Management fees and interest income from loans             891               1,451                (560)
     Other income                                                                    --                  --
                                                           ------------------------------------------------
                                                             50,619              32,764              17,855
                                                           ------------------------------------------------
Expenses:
     Real estate operating expenses                           9,783               5,593               4,190
     Real estate taxes and insurance                          5,944               3,874               2,070
     Depreciation and amortization                           10,669               5,825               4,844
     Interest                                                 1,140               1,743                (603)
                                                           ------------------------------------------------
                                                             27,536              17,035              10,501
                                                           ------------------------------------------------
Other items:
     Interest income                                          1,323                 582                 741
     Equity in earnings in non-consolidated REIT's              236                 968                (732)
                                                           ------------------------------------------------
                                                              1,559               1,550                   9
                                                           ------------------------------------------------

Contribution from real estate                                24,642              17,279               7,363
                                                           ------------------------------------------------

Investment Banking/Investment Services:
     Syndication fees                                         5,426               4,122               1,304
     Transaction fees                                           524                 516                   8
                                                           ------------------------------------------------
                                                              5,950               4,638               1,312
                                                           ------------------------------------------------
Expenses:
     Commissions                                              2,832               2,191                 641
     Depreciation and amortization                               64                  71                  (7)
                                                           ------------------------------------------------
                                                              2,896               2,262                 634
                                                           ------------------------------------------------
Other items:
     Interest income                                             22                  15                   7
     Taxes on income                                           (404)               (114)               (290)
                                                           ------------------------------------------------
                                                               (382)                (99)               (283)
                                                           ------------------------------------------------

Contribution from investment banking                          2,672               2,277                 395
                                                           ------------------------------------------------

Selling, general and administrative expenses                  3,758               3,567                 191
                                                           ------------------------------------------------

Income from continuing operations (Combined)                 23,556              15,989               7,567
Discontinued operations, less applicable income tax:
Income (Loss) from discontinued operations                    1,952               4,943              (2,991)
Gains (estimated loss) on sales of assets, net               28,108              (1,055)             29,163
                                                           ------------------------------------------------
     Net income                                            $ 53,616            $ 19,877            $ 33,739
                                                           ================================================

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005:

      Overview

      Total revenues increased $19.2 million, or 51.2%, to $56.6 million for the six months ended June 30, 2006, as compared to $37.4 million for the six months ended June 30, 2005. Total expenses increased $11.3 million or 49.5% to $34.2 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increases were primarily attributable to properties acquired in the last twelve months and increases in investment banking activity in the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Each segment is discussed in greater detail below.

      Real Estate Operations

      Contribution from the real estate segment increased $7.4 million or 42.6% to $24.6 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase is primarily attributable to:
      o An increase in real estate operating income of $10.8 million to $29.1 million for the six months ended June 30, 2006 compared to $18.3 million for same period in 2005. We define real estate operating income as rental revenues less real estate operating expenses, real estate taxes and insurance. The increase was primarily a result of:
            o Real estate operating income from our acquisition of the four 2005 Target REITs by merger on April 30, 2005, acquisitions by direct purchase of properties in Colorado during February 2005, Indiana during July 2005, Texas during February 2006, our acquisition of the five 2006 Target REITs by merger on April 30, 2006, and to a lesser extent, our acquisition of a property in Georgia in June 2006. Real estate operating income from acquisitions is included in current operating income. Each of these acquisitions resulted in an increase in real estate operating income for the six months ended June 30, 2006 compared to same period in 2005; and
            o Lease termination payments of $4.8 million, including $4.6 million from a tenant in Illinois and $0.2 million from a tenant in Texas during the six months ended June 30, 2006.
      o A decrease in interest expense of $0.6 million resulting from a lower average loan balance outstanding for syndications in process during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. A contributing factor was the use of cash to finance the syndication in process as opposed to bank debt during the 2006 period. The decrease was partially offset by higher interest rates and loan fees in the 2006 period than the 2005 period.
      o An increase to interest income of $0.7 million during the six months ended June 30, 2006, which was primarily a result of higher interest rates earned on higher average balances of cash, cash equivalents and other investments compared to the six months ended June 30, 2005.
      o A $1.3 million increase in transaction (loan commitment) fees, which was principally caused by the increase in gross syndication proceeds in the six months ended June 30, 2006 compared to the same period in 2005.

These increases were partially offset by:

      o A decrease in management fees and loan interest income of $0.6 million principally as a result of decreased loan interest income as there was no loan balance outstanding in 2006 until late February, as compared to the six months ended June 30, 2005, when a large syndication was underway for the entire six month period. The impact of this decrease was partially mitigated by an increase in overall interest rates in the six months ended June 30, 2006 compared to the prior period.
      o An increase in depreciation expense of $4.8 million to $10.6 million for the six months ended June 30, 2006 as compared to $5.8 million for the same period in 2005. The increase was primarily a result of property acquisitions over the last twelve months.
      o A decrease in equity in income from non-consolidated REITs of $0.7 million, which was principally a result of the increase in gross syndication proceeds on syndications in process during the six months ended June 30, 2006 compared to the same period in 2005.

      Investment Banking/Investment Services

      Contribution from the investment banking and services segment increased $0.4 million to $2.7 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase was primarily attributable to:

      o An increase in syndication fee revenues of $1.3 million, which was primarily attributable to a higher level of gross syndication proceeds during the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

The increase was partially offset by:

      o An increase in commission expense of $0.6 million, which relates to the increase in gross syndication proceeds.
      o An increase to income tax expense or $0.3 million as a result of greater pre-tax income from investment banking for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

      Selling, general and administrative expenses

      Selling, general and administrative expenses increased $0.2 million to $3.8 million for the six months ended June 30, 2006 compared to $3.6 million for the six months ended June 30, 2005, which were primarily from costs of monitoring and managing a larger portfolio of REITs and expenses incurred related to the listing of our stock on the American Stock Exchange, which commenced on June 2, 2005. We had approximately 40 employees as of June 30, 2006 at our headquarters in Wakefield compared to 39 employees as of June 30, 2005.

      Income from continuing operations

      Contribution from both segments, net of selling, general and administrative expenses for the six months ended June 30, 2006 increased $7.6 million to $23.6 million compared to $16.0 for the six months ended June 30, 2005 for the reasons discussed above.

      Discontinued Operations

      During the second quarter of 2005 the Company recorded an estimated loss of $1.1 million from an agreement to sell an office property located in Folsom, California. During the second half of 2005, the Company sold six properties and classified one property in Santa Clara, California as held for sale, which was sold during the second quarter of 2006. During the six months ended June 30, 2006, the Company completed the sale of an office property in Fairfax, Virginia, and an apartment property in Katy, Texas, and reached an agreement to sell an industrial property in Peabody, Massachusetts that is expected to be sold at a gain in the third quarter of 2006, and is classified as held for sale. Accordingly, each of the six properties sold in 2005 and the three properties sold in 2006 and the property held for sale as of June 30, 2006 are reported as discontinued operations on our financial statements for the relevant periods presented. Income from discontinued operations of $2.0 million for the six months ended June 30, 2006 resulted from the three properties the Company sold and the one property that is held for sale. Income from discontinued operations of $4.9 million for the six months ended June 30, 2005 resulted from the nine properties sold in 2006 and 2005 and the property held for sale at June 30, 2006. The three properties sold during the six months ended June 30, 2006 resulted in a gain of $28.1 million.

      During the first and third quarter of 2005 the Company acquired two office properties, one in Englewood, Colorado and another in Indianapolis, Indiana, using borrowings under the Loan Agreement. During February 2006 the Company acquired an office property in Addison, Texas with cash. Proceeds from the sale of properties during 2005 were used to repay the borrowings and provided a source of cash used to acquire the property in 2006. Proceeds from the sale of the three properties sold during the second quarter of 2006 were used to acquire an office property in Atlanta, Georgia on June 27, 2006.

      The Company will continue to evaluate its portfolio, and from time-to-time may decide to dispose of other properties.

Net Income

      Net income for the six months ended June 30, 2006 increased $33.7 million to $53.6 million compared to $19.9 million for the reasons discussed above.

Liquidity and Capital Resources

      Cash and cash equivalents were $57.6 million at June 30, 2006 and $69.7 million at December 31, 2005. This decrease of $12.1 million is attributable to $38.1 million provided by operating activities, less $22.2 million used for investing activities, plus $28.0 million used for financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations, cash anticipated to be generated by fees and commissions from the sale of preferred stock in future Sponsored REITs and our line of credit will be sufficient to meet working capital requirements and anticipated capital expenditures and improvements for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly formed Sponsored REITs. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of interest on the part of investors in purchasing shares of Sponsored REITs and the level of rental income from our real properties.

      Operating Activities

      The cash provided by our operating activities of $38.1 million for the six months ended June 30, 2006 is primarily attributable to net income of $53.6 million excluding non-cash activity, consisting primarily of gains on sales of assets of $28.1 million, depreciation and amortization of $14.6 million; cash received from non-consolidated REITs in excess of income of $0.2 million and insignificant changes in operating assets and liabilities of $0.5 million. These increases were partially offset by payments of deferred leasing commissions of $2.7 million.

      Investing Activities

      Our cash used for investing activities of $22.2 million for the six months ended June 30, 2006 is primarily attributable to the purchase of properties in Addison, Texas for $26.4 million and Atlanta, Georgia for $85.2 million, investment in assets held for syndication of $9.6 million, and, additions to real estate investments and office equipment of approximately $1.8 million. These uses were partially offset by cash added as a result of our acquisition of the five 2006 Target REITs on April 30, 2006 of $13.8 million, and proceeds from the sale of properties of $87.8 million.

      Financing Activities

      Our cash used for financing activities of $28.0 million for the six months ended June 30, 2006 is primarily attributable to distributions to stockholders of $37.1 million and offering costs associated with the use of a shelf filing of $0.1 million, which was partially offset by net proceeds from our line of credit of $9.2 million used to purchase assets held for syndication.

      Line of Credit

      We have a revolving line of credit agreement (the "Loan Agreement") with a group of banks providing for borrowings at the Company's election of up to $150,000,000. Borrowings under the Loan Agreement bear interest at either the bank's prime rate (8.25% at June 30, 2006) or a rate equal to LIBOR plus 125 basis points (6.55% at June 30, 2006). The balance outstanding was $9,192,000 at June 30, 2006, and there was no balance outstanding at December 31, 2005. As of June 30, 2006, we were in compliance with all bank covenants required by the Loan Agreement.

      Contingencies

      We are subject to various legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

      Assets Held for Syndication

      As of June 30, 2006 there was one asset held for syndication, consisting of the office property owned by FSP Phoenix Tower Corp. and as of December 31, 2005 there were no assets held for syndication.

      Assets Held for Sale

      During the second quarter of 2006 an agreement was reached to sell a commercial property in Peabody, Massachusetts that is expected to be sold in the third quarter of 2006 at a gain. Accordingly, as of June 30, 2006, the property is classified as held for sale on the balance sheet at its respective cost basis.

      Related Party Transactions

      During the six months ended June 30, 2006, we began the syndication of FSP Phoenix Tower Corp. On April 30, 2006, the Company acquired the five 2006 Target REITs by merging them with and into five of the Company's wholly-owned subsidiaries. The merger was effective April 30, 2006 and, as a result, the Company issued 10,971,697 shares in a tax-free exchange for all outstanding preferred shares of the 2006 Target REITs. Previously, the Company held a preferred stock investment in Blue Lagoon, which was one of the 2006 Target REITs acquired by merger on April 30, 2006, and accordingly was eliminated when recording the merger. We did not enter into any other significant transactions with related parties during the six months ended June 30, 2006. For a discussion of transactions between us and related parties during 2005, see Footnote No. 5 "Related Party Transactions" to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

      Other Considerations

      We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the six months ended June 30, 2006 and 2005, the rental income exceeded the expenses for each individual property, with the exception of a property located in Westford, Massachusetts, a property located in Santa Clara, California and a property located in Folsom, California. The single tenant lease at the property located in Westford, Massachusetts expired on October 31, 2004. We have not re-let this property and expect that it will not produce revenue to cover its expenses in the third quarter of 2006, and had operating expenses of approximately $61,000 and $135,000 for the three and six months periods ended June 30, 2006. During the three months ended June 30, 2005, the Company received a restoration and settlement payment from a tenant at the property located in Westford, Massachusetts of $84,000, which exceeded operating expenses for the three month period by $13,000. For the six months ended June 30, 2005, the property located in Westford, Massachusetts had operating expenses, net of the restoration and settlement payment of approximately $73,000. The property located in Santa Clara, California has been vacant since October 2005 and had operating expenses of $30,000 and $70,000 for approximately the two and five month periods ending through May 31, 2006, respectively, on which date the property was sold at a gain. The property located in Folsom, California, which was sold on July 13, 2005, had been vacant since June 2003 and had operating expenses of approximately $70,000 and $158,000 for the three and six months ended June 30, 2005, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We were not a party to any derivative financial instruments at or during the six months ended June 30, 2006.

      We borrow from time-to-time on our line of credit. These borrowings bear interest at the bank's base rate (8.25% at June 30, 2006) or at LIBOR plus 125 basis points (6.55% at June 30, 2006), as elected by us when requesting funds. As of June 30, 2006, $9,192,000 was outstanding under the line of credit consisting of one borrowing at the LIBOR plus 125 basis point rate. We have used funds drawn on our line of credit for the purpose of making interim mortgage loans to Sponsored REITs and for interim financing of acquisitions. Generally interim mortgage loans bear interest at the same variable rate payable by us under our line of credit. We therefore believe that we have mitigated our interest rate risk with respect to our borrowings for interim mortgage loans. Historically we have satisfied obligations arising from interim financing of acquisitions through cash or sale of properties in our portfolio, so we believe that we can mitigate interest rate risk with respect to borrowings for interim financing of acquisitions as well.

Item 4. Controls and Procedures.

Our management, with the participation of FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006. Based on this evaluation, FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Chief Financial Officer by others within these entities as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, cash flows or results of operations.

Item 1A. Risk Factors

      The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time. The following risk factors contain no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

      As of June 30, 2006, we owned 32 properties, of which one was held for sale. Some or all of these properties may decline in value. To the extent our real properties decline in value, our stockholders could lose some or all the value of their investments. The value of our common stock may be adversely affected if the real properties held by us decline in value since these real properties represent the majority of the tangible assets held by us. Moreover, if we are forced to sell or lease the real property held by us below its initial purchase price or its carrying costs or if we are forced to lease real property at below market rates because of the condition of the property, our results of operations would be adversely affected and such negative results of operations may result in lower dividends being paid to holders of our common stock.

New acquisitions may fail to perform as expected.

      We may acquire new properties, whether by direct FSP Corp. purchase with cash or our line of credit, by acquisition of Sponsored REITs or other entities by cash or through the issuance of shares of our stock or by investment in a Sponsored REIT. We acquired the four 2005 Target REITs and the properties they own on April 30, 2005, a property in Colorado in February 2005, another property in Indiana, in July 2005 and another property in Texas, in February 2006. We also acquired the five 2006 Target REITs and the properties they own on April 30, 2006 and an office property in Georgia in June 2006. Newly acquired properties may fail to perform as expected, in which case, our results of operations could be adversely affected.

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

      Certain significant costs, such as real estate taxes, utilities, insurance and maintenance costs, generally are not reduced even when a property's rental income is reduced. In addition, environmental and tax laws, interest rate levels, the availability of financing and other factors may affect real estate values and property income. Furthermore, the supply of commercial space fluctuates with market conditions.

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

      When leases expire, we will incur expenses and may not be able to re-lease the space on the same terms. Certain leases provide tenants the right to terminate early if they pay a fee. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce distributions to our stockholders. For example, our standard lease term is five years, so approximately 20% of our rental revenue from commercial properties could be expected to expire each year.

We face risks from geographic concentration.

      The properties in our portfolio as of June 30, 2006, excluding those held for sale, by aggregate square footage, are distributed geographically as follows: Southwest - 26%, Northeast - 17%, Midwest - 18%, West - 19% and Southeast 20%. However, within certain of those regions, we hold a larger concentration of our properties in Dallas, Texas - 18%, Atlanta, Georgia - 10% and Houston, Texas - 8%. We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions.

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

      The provisions of the tax code governing the taxation of real estate investment trusts are very technical and complex, and although we expect that we will be organized and will operate in a manner that will enable us to meet such requirements, no assurance can be given that we will always succeed in doing so. In addition, as a result of our acquisition of the target REITs pursuant to the mergers, we might no longer qualify as a real estate investment trust. We could lose our ability to so qualify for a variety of reasons relating to the nature of the assets acquired from the target REITs, the identity of the stockholders of the target REITs who become our stockholders or the failure of one or more of the target REITs to have previously qualified as a real estate investment trust. Moreover, you should note that if one or more of the REITs that we acquired in April 2006, April 2005 or June 2003 did not qualify as a real estate investment trust immediately prior to the consummation of its acquisition, we could be disqualified as a REIT as a result of such acquisition.

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

      Staggered Board. Our board of directors is divided into three classes. The terms of these classes will expire in 2007, 2008 and 2009, respectively. Directors of each class are elected for a three-year term upon the expiration of the initial term of each class. The staggered terms for directors may affect our stockholders' ability to effect a change in control even if a change in control were in the stockholders' best interests.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      (a) The information required by this Item 2(a) was previously reported in our Current Report on Form 8-K filed with the Commission on May 4, 2006.

      (b) None.

      (c) The following table provides information about purchases by Franklin Street Properties Corp. during the quarter ended June 30, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

                                  ISSUER PURCHASES OF EQUITY SECURITIES

---------------------------------------------------------------------------------------------------------------
                                (a)                 (b)                  (c)                     (d)

                                                                   Total Number of        Maximum Number (or
                                                                  Shares (or Units)       Approximate Dollar
                                                                  Purchased as Part      Value) of Shares (or
                                                                     of Publicly        Units) that May Yet Be
                          Total Number of    Average Price Paid    Announced Plans       Purchased Under the
                         Shares (or Units)       per Share           or Programs          Plans or Programs
Period                   Purchased (1) (2)       (or Unit)             (1) (2)                 (1) (2)
---------------------------------------------------------------------------------------------------------------
04/01/06-04/30/06                0                  N/A                   0                  $21,008,101

---------------------------------------------------------------------------------------------------------------
05/01/06-05/31/06                0                  N/A                   0                  $21,008,101

---------------------------------------------------------------------------------------------------------------
06/01/06-06/30/06                0                  N/A                   0                  $21,008,101

---------------------------------------------------------------------------------------------------------------
Total:                           0                  N/A                   0                  $21,008,101

---------------------------------------------------------------------------------------------------------------

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submissions of Matters to a Vote of Security Holders

On May 12, 2006, the Company held its 2006 Annual Meeting of Stockholders (the "2006 Annual Meeting"). The 2006 Annual Meeting was called for the following purposes: (1) to elect three Class II directors to serve until the 2009 annual meeting and (2) to transact such other business as may properly come before the meeting or any adjournment thereof.

The following table sets forth the names of the directors elected at the 2006 Annual Meeting for new three-year terms and the number of votes cast for and withheld from each director:

         Directors                    For                       Withheld
         ---------                    ---                       ---------

     Barry Silverstein             48,164,245                    187,612
    Barbara J. Fournier            44,522,319                    3,829,538
       John N. Burke               48,295,395                    56,462

The names of each of the other directors whose terms of office continued after the 2006 Annual Meeting are as follows: George J. Carter, Dennis J. McGillicuddy, Georgia Murray and Janet P. Notopoulos.

Item 5. Other Information

None.

Item 6. Exhibits

      2.1 Agreement and Plan of Merger by and among the Company, Blue Lagoon Acquisition Corp., Innsbrook Acquisition Corp., Willow Bend Acquisition Corp., 380 Interlocken Acquisition Corp., Eldridge Green Acquisition Corp., FSP Blue Lagoon Drive Corp., FSP Innsbrook Corp., FSP Willow Bend Office Center Corp., FSP 380 Interlocken Corp. and FSP Eldridge Green Corp., dated as of March 15, 2006 (1)

      2.2 Agreement of Sale and Purchase, dated May 19, 2006, by and between One Overton Park LLC and FSP One Overton Park LLC (2)

      3.1   Amended and Restated By-Laws (3)

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

      ----------
      (1) Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 15, 2006 (File No. 001-32470) as filed on March 16, 2006 and incorporated herein by reference.
      (2) Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 27, 2006 (File No. 001-32470) as filed on June 28, 2006 and incorporated herein by reference.
      (3) Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated May 12, 2006 (File No. 001-32470) as filed on May 15, 2006 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Franklin Street Properties Corp.


       Date                Signature                   Title


Date: August 2, 2006  /s/ George J. Carter  Chief Executive Officer and Director
                      --------------------  (Principal Executive Officer)
                      George J. Carter



Date: August 2, 2006  /s/ John G. Demeritt  Chief Financial Officer
                      -------------------- (Principal Financial Officer) John G. Demeritt