Form 10-Q
period 2006-09-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2006-10-31
CIK 1031316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2006.

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________.

                        Commission File Number: 001-32470


                        Franklin Street Properties Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Maryland                                   04-3578653
-------------------------------           ------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)


                         401 Edgewater Place, Suite 200
                            Wakefield, MA 01880-6210
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (781) 557-1300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         YES  |_|                                     NO |X|

The number of shares of common stock outstanding as of October 31, 2006 was 70,766,305.

                        Franklin Street Properties Corp.

                                    Form 10-Q

                                Quarterly Report
                               September 30, 2006

                                Table of Contents

Part I.  Financial Information
                                                                                                                   Page
                                                                                                                   ----
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005....................      3

                  Consolidated Statements of Income for the three and nine months ended
                  September 30, 2006 and 2005...................................................................      4

                  Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 2006 and 2005...................................................................    5-6

                  Notes to Consolidated Financial Statements....................................................   7-17

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................................................  18-29

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................     30

         Item 4.  Controls and Procedures.......................................................................     31

Part II. Other Information

         Item 1.  Legal Proceedings.............................................................................     32

         Item 1A. Risk Factors..................................................................................  32-37

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...................................     38

         Item 3.  Defaults Upon Senior Securities...............................................................     38

         Item 4.  Submission of Matters to a Vote of Security Holders...........................................     39

         Item 5.  Other Information.............................................................................     39

         Item 6.  Exhibits......................................................................................     40

Signatures        ..............................................................................................     41

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                September 30,    December 31,
(in thousands, except share and par value amounts)                                  2006             2005
=============================================================================================================

Assets:
Real estate assets:
          Land                                                                   $ 103,879       $  68,325
          Buildings and improvements                                               734,784         451,488
          Fixtures and equipment                                                       612             602
-------------------------------------------------------------------------------------------------------------
                                                                                   839,275         520,415
          Less accumulated depreciation                                             40,921          29,016
-------------------------------------------------------------------------------------------------------------
Real estate assets, net                                                            798,354         491,399
Acquired real estate leases, less accumulated amortization
   of $19,471 and $10,402, respectively                                             45,206          30,172
Investment in non-consolidated REITs                                                 5,011           5,006
Assets held for sale                                                                    --          69,952
Cash and cash equivalents                                                           60,968          69,715
Restricted cash                                                                        471             461
Tenant rent receivables, less allowance for doubtful accounts
   of $350 and $350, respectively                                                      833           1,447
Straight-line rent receivable, less allowance for doubtful accounts
   of $163 and $163, respectively                                                    5,102           4,569
Prepaid expenses                                                                     1,451             805
Other assets                                                                         3,001           1,200
Office computers and furniture, net of accumulated depreciation
   of $822 and $729, respectively                                                      327             311
Deferred leasing commissions, net of accumulated amortization
   of $1,177, and $731, respectively                                                 6,112           2,136
-------------------------------------------------------------------------------------------------------------
          Total assets                                                           $ 926,836       $ 677,173
=============================================================================================================

Liabilities and Stockholders' Equity:
Liabilities:
   Accounts payable and accrued expenses                                         $  16,943       $  11,583
   Accrued compensation                                                              1,525           1,891
   Tenant security deposits                                                          1,541           1,293
   Acquired unfavorable real estate leases, less accumulated amortization
      of $416, and $134, respectively                                                2,410             823
-------------------------------------------------------------------------------------------------------------
Total liabilities                                                                   22,419          15,590
-------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, $.0001 par value, 20,000,000 shares
     authorized, none issued or outstanding                                             --              --
   Common stock, $.0001 par value, 180,000,000 shares authorized,
     70,766,305 and 59,794,608 shares issued and outstanding, respectively               7               6
   Additional paid-in capital                                                      907,794         677,397
   Treasury stock, 731,898 and 731,898 shares at cost, respectively                (14,008)        (14,008)
   Earnings (distributions) in excess of accumulated earnings/distributions         10,624          (1,812)
-------------------------------------------------------------------------------------------------------------

       Total stockholders' equity                                                  904,417         661,583
-------------------------------------------------------------------------------------------------------------

       Total liabilities and stockholders' equity                                $ 926,836       $ 677,173
=============================================================================================================
                                                  See accompanying notes to consoldated financial statements.

                        Franklin Street Properties Corp.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                     For the                     For the
                                                               Three Months Ended           Nine Months Ended
                                                                  September 30,               September 30,
---------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                       2006           2005         2006         2005
===============================================================================================================

Revenue:
     Rental                                                  $ 27,703       $18,582      $72,547      $46,373
Related party revenue:
     Syndication fees                                             861         2,856        6,287        6,977
     Transaction fees                                           1,140         2,850        6,548        6,888
     Management fees and interest income from loans               210           149        1,079        1,602
Other                                                               4             4           26           --
---------------------------------------------------------------------------------------------------------------
             Total revenue                                     29,918        24,441       86,487       61,840
---------------------------------------------------------------------------------------------------------------

Expenses:
     Real estate operating expenses                             6,523         4,335       16,306        9,928
     Real estate taxes and insurance                            4,030         2,512        9,974        6,386
     Depreciation and amortization                              6,782         3,711       17,515        9,606
     Selling, general and administrative                        2,027         2,034        5,785        5,601
     Commissions                                                  458         1,457        3,290        3,648
     Interest                                                     119         1,082        1,259        2,825
---------------------------------------------------------------------------------------------------------------

       Total expenses                                          19,939        15,131       54,129       37,994
---------------------------------------------------------------------------------------------------------------

Income before interest income, equity in earnings of
   non-consolidated REITs and taxes on income                   9,979         9,310       32,358       23,846
Interest income                                                   735           451        2,080        1,048
Equity in earnings of non-consolidated REITs                      481           328          717        1,295
---------------------------------------------------------------------------------------------------------------

Income before taxes on income                                  11,195        10,089       35,155       26,189
Income tax expense (benefit)                                     (131)          184          273          298
---------------------------------------------------------------------------------------------------------------

     Income from continuing operations                         11,326         9,905       34,882       25,891
     Income from discontinued operations                          143         2,594        2,095        7,541
     Gain on sale of assets, net                                6,361        14,316       34,469       13,260
---------------------------------------------------------------------------------------------------------------

Net income                                                   $ 17,830       $26,815      $71,446      $46,692
===============================================================================================================

Weighted average number of shares outstanding,
   basic and diluted                                           70,766        60,526       65,944       55,697
===============================================================================================================

Earnings per share, basic and diluted, attributable to:
     Continuing operations                                   $   0.16       $  0.16      $  0.53      $  0.46
     Discontinued operations                                     0.00          0.04         0.03         0.14
     Gains on sales of assets, net                               0.09          0.24         0.52         0.24
---------------------------------------------------------------------------------------------------------------
Net income per share, basic and diluted                      $   0.25       $  0.44      $  1.08      $  0.84
===============================================================================================================
                                                   See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         For the
                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                --------------------------
(in thousands)                                                                      2006          2005
==========================================================================================================

Cash flows from operating activities:
   Net income                                                                   $  71,446       $ 46,692
   Adjustments to reconcile net income to net cash
        provided by  operating activities:
      Gains on assets sold, net                                                   (34,469)       (13,260)
      Depreciation and amortization expense                                        18,198         13,030
      Amortization of above market lease                                            5,208          2,956
      Equity in earnings from non-consolidated REITs                                 (912)        (1,295)
      Distributions from non-consolidated REITs                                       724          1,087
      Shares issued as compensation                                                    --             31
  Changes in operating assets and liabilities:
     Restricted cash                                                                  (10)          (305)
     Tenant rent receivables, net                                                     614            133
     Straight-line rents, net                                                        (529)        (1,167)
     Prepaid expenses and other assets, net                                           570             56
     Accounts payable and accrued expenses                                          1,358            799
     Accrued compensation                                                            (366)           896
     Tenant security deposits                                                         248            351
  Payment of deferred leasing commissions                                          (4,422)          (510)
----------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                  57,658         49,494
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Cash acquired through issuance of common stock in merger transaction         13,849         10,621
      Purchase of real estate assets, office computers and
         furniture, capitalized merger costs                                     (112,253)       (75,517)
      Merger costs paid                                                              (838)          (402)
      Purchase of acquired favorable and unfavorable leases                        (5,106)       (12,425)
      Investment in non-consolidated REITs                                         (4,127)            (9)
      Investment in assets held for syndication, net                                   --         59,532
      Changes in deposits on real estate assets                                    (2,540)            --
      Proceeds received on sale of real estate assets                             103,739         52,967
----------------------------------------------------------------------------------------------------------
      Net cash (used for) provided by investing activities                         (7,276)        34,767
----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Distributions to stockholders                                               (59,010)       (48,445)
      Purchase of treasury shares                                                      --            (16)
      Offering costs                                                                 (119)            --
      Deferred financing costs                                                         --            (33)
      Repayments under the bank note payable, net                                      --        (22,304)
----------------------------------------------------------------------------------------------------------
      Net cash used for financing activities                                      (59,129)       (70,798)
----------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                          (8,747)        13,463
Cash and cash equivalents, beginning of period                                     69,715         52,752
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                        $  60,968       $ 66,215
==========================================================================================================
                                              See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                                         For the
                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                ----------------------------
(in thousands)                                                                     2006           2005
============================================================================================================

Supplemental disclosure of cash flow information:
    Cash paid for:
      Interest                                                                     $  1,219      $  2,272
      Income taxes                                                                      515           481
Non-cash investing and financing activities:
      Assets acquired through the issuance of common stock in merger, net           230,517       153,943
      Investment in non-consolidated REITs converted to real estate assets
         and acquired real estate leases in conjunction with merger                   4,018            --

                                             See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements

Organization

Franklin Street Properties Corp. ("FSP Corp." or the "Company") holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC, and FSP Holdings LLC. The Company also has a non-controlling common stock interest in nine corporations organized to operate as real estate investment trusts ("REITs") and a non-controlling preferred stock interest in two of those REITs.

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

Properties

The following table summarizes the Company's investment in real estate assets, excluding assets held for syndication and assets held for sale:

                                                 As of
                                             September 30,
                                          2006            2005
                                      -------------   -------------
      Residential real estate:
         Number of properties                  --              1
         Number of apartments                  --            228

      Commercial real estate:
         Number of properties                  31             27
         Square feet                    5,301,847      4,018,544

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other period.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements (continued)

Reclassifications

Certain balances from the 2005 balance sheet and interim financial statements have been reclassified to conform to the 2006 presentation. The reclassifications primarily were related to the disposition of six properties sold in 2005 and four properties sold in 2006, which are reported as discontinued operations for all periods presented. These reclassifications changed rental revenues, operating and maintenance expenses, depreciation and amortization, other income and the related assets, which are segregated on the financial statements. There was no change to total assets or net income for any period presented as a result of these reclassifications.

Recent Accounting Standards

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The guidance is effective for periods beginning after December 15, 2006. The Company is evaluating the impact of this interpretation, if any, on the Company's results of operations, financial position, or liquidity.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") regarding EITF No. 05-6, "Determining the Amortization Period for Leasehold Improvements." The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company has adopted EITF 05-6, which did not materially impact the Company's results of operations, financial position, or liquidity.

2.    Investment Banking/Investment Services Activity

During the nine months ended September 30, 2006, the Company sold on a best efforts basis, through private placements, preferred stock in the following Sponsored REIT:

                                                        Date Syndication
Sponsored REIT                  Property Location           Completed       Gross Proceeds (1)
===============================================================================================
                                                                              (in thousands)
FSP Phoenix Tower Corp.         Houston, TX          September 22, 2006          $100,200
                                                                                 ========

      1.    The syndication of FSP Phoenix Tower Corp. commenced in February
            2006.

3.    Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At September 30, 2006, the Company held an interest in nine Sponsored REITs, all of which had been fully syndicated and the Company no longer derives economic benefits or risks from the common stock interest that is retained in them. The Company holds a preferred stock investment in two of these Sponsored REITs, FSP Park Ten Development Corp. ("Park Ten Development") and FSP Phoenix Tower Corp ("Phoenix Tower"), from which it continues to derive economic benefit and risk. Prior to April 2006, the Company held a preferred stock investment in FSP Blue Lagoon Drive Corp. ("Blue Lagoon"), which was one of the 2006 Target REITs acquired by merger on April 30, 2006, and accordingly was eliminated when recording the merger.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3. Related Party Transactions and Investments in Non-consolidated Entities (continued)

The table below shows the Company's share of income and expenses from Sponsored REITs prior to consolidation. Management fees of $11,000 and interest expense are eliminated in consolidation.

                                                     Nine Months Ended
                                                       September 30,
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
                                                         =======

Equity in earnings of investment in non-consolidated REITs:

The following table includes equity in earnings of investments in non-consolidated REITs:

                                                           Nine Months Ended
                                                             September 30,

      (in thousands)                                       2006          2005
                                                           ----          ----

      Equity in earnings of Sponsored REITs               $  623        $1,101
      Equity in earnings of Blue Lagoon                       75           194
      Equity in earnings of Park Ten Development              16            --
      Equity in earnings of Phoenix Tower                      3            --
                                                          ------        ------
                                                          $  717        $1,295
                                                          ======        ======

Equity in earnings of investments in Sponsored REITs is derived from the Company's share of income following the commencement of syndication of Sponsored REITs. Following the commencement of syndication, the Company exercises influence over, but does not control these entities, and investments are accounted for using the equity method. Equity in earnings of Blue Lagoon, Park Ten Development and Phoenix Tower was derived from the Company's preferred stock investment in those entities, which were acquired in January 2004, September 2005 and September 2006, respectively. Blue Lagoon was one of the 2006 Target REITs that the Company acquired by merger on April 30, 2006, which was accounted for as a purchase, and the acquired assets and liabilities were recorded at their fair value. In September 2006 the Company purchased 48 preferred shares or 4.57% of the outstanding preferred shares of Phoenix Tower for $4,116,000 (which represented $4,800,000 at the offering price net of commissions of $384,000 and fees of $300,000 that were excluded).

The Company recorded distributions declared or received of $724,000 and $1,087,000 from Sponsored REITs during the nine months ended September 30, 2006 and 2005, respectively.

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

At September 30, 2006, December 31, 2005 and September 30, 2005, the Company had ownership interests in nine, thirteen and twelve Sponsored REITs, respectively.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

3. Related Party Transactions and Investments in Non-consolidated Entities (continued)

Summarized financial information for these Sponsored REITs is as follows:

                                                 September 30,     December 31,
                                                     2006              2005
                                                     ----              ----
                                                        (in thousands)
      Balance Sheet Data (unaudited):
      Real estate, net                            $ 316,134          $ 403,161
      Other assets                                   66,198             82,163
      Total liabilities                             (46,892)           (46,831)
                                                  ---------          ---------
      Shareholders' equity                        $ 335,440          $ 438,493
                                                  =========          =========

                                                               For the
                                                          Nine Months Ended
                                                            September 30,
                                                        2006             2005
                                                        ----             ----
                                                          (in thousands)
Operating Data (unaudited):
Rental revenue                                        $ 42,393         $ 45,954
Other revenue                                            2,137              779
Operating and maintenance expenses                     (21,526)         (18,759)
Depreciation and amortization                           (9,623)         (10,109)
Interest expense and commitment fees                    (8,602)          (5,499)
                                                      --------         --------
Net income                                            $  4,779         $ 12,366
                                                      ========         ========

Syndication fees and Transaction fees:

The Company provides syndication and real estate acquisition advisory services for Sponsored REITs. Syndication and transaction fees from non-consolidated entities amounted to approximately $12,835,000 and $13,865,000 for the nine months ended September 30, 2006 and 2005, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice. Asset management fee income from non-consolidated entities amounted to approximately $476,000 and $514,000 for the nine months ended September 30, 2006 and 2005, respectively. The Company is typically entitled to interest on funds advanced to Sponsored REITs. The Company recognized interest income of approximately $603,000 and $1,088,000 for the nine months ended September 30, 2006 and 2005, respectively, relating to these loans.

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

On June 27, 2006 the Company acquired a fifteen-story Class A office property located at 3625 Cumberland Boulevard in Atlanta, Georgia ("One Overton Park") for an aggregate purchase price of approximately $85,177,000.

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

                                                    Value of Assets Acquired
                                                    ------------------------
                                                         (in thousands)

      Real estate assets                                    $ 287,739
      Value of acquired real estate leases                     24,201
      Cash                                                     13,849
      Acquired unfavorable leases                              (1,738)
      Other assets                                                512
      Liabilities assumed                                      (4,002)
                                                            ---------
      Total                                                 $ 320,561
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

                                                For Three Months Ended     For Nine Months Ended
(unaudited)                                          September 30,             September 30,
(in thousands except per share amounts)            2006         2005         2006         2005
                                                 --------------------      --------------------

Revenue                                          $29,918      $31,756      $98,089      $83,460
                                                 --------------------      --------------------
Income from continuing operations                $11,326      $12,176      $38,442      $31,757
                                                 --------------------      --------------------
Net income                                       $17,830      $29,086      $75,006      $52,556
                                                 --------------------      --------------------
Weighted average shares outstanding               70,766       71,497       70,776       66,668
                                                 ====================      ====================

Income from continuing operations per share      $  0.16      $  0.17      $  0.54      $  0.48
                                                 ====================      ====================
Net income per share                             $  0.25      $  0.41      $  1.06      $  0.79
                                                 ====================      ====================

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

5.    Bank Note Payable

The Company has a revolving line of credit agreement (the "Loan Agreement") with a group of banks providing for borrowings at the Company's election of up to $150,000,000. Borrowings under the Loan Agreement bear interest at either the bank's prime rate (8.25% at September 30, 2006) or a rate equal to LIBOR plus 125 basis points (6.57% at September 30, 2006). There was no balance outstanding at September 30, 2006 or at December 31, 2005. The weighted average interest rate on amounts outstanding during the nine months ended September 30, 2006 and 2005 was 6.50% and 5.27%, respectively; and for the year ended December 31, 2005 was approximately 5.35%.

The Loan Agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the maintenance of at least $1,500,000 in operating cash accounts, a minimum unencumbered cash and liquid investments balance and tangible net worth, and compliance with various debt and operating income ratios, as defined in the Loan Agreement. The Company was in compliance with the Loan Agreement's financial covenants as of September 30, 2006 and December 31, 2005. Borrowings under the Loan Agreement mature on August 18, 2008.

6.    Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at September 30, 2006 and 2005.

7.    Discontinued Operations

During the year ended December 31, 2005, the Company disposed of three apartment properties and three commercial properties, which are in the real estate segment. The three apartment properties included two located in Houston, Texas, and one located in Baton Rouge, Louisiana. The three commercial properties included one located in Folsom, California; one in Columbia, Maryland and one located in San Diego, California. During the nine months ended September 30, 2006, the Company disposed of one apartment property and three commercial buildings, which are in the real estate segment. The apartment property is located in Katy, Texas. The three commercial properties are located in Santa Clara, California, Fairfax, Virginia and Peabody, Massachusetts.

The operating results for these real estate assets have been reflected as discontinued operations in the consolidated statements of income for all periods presented, and are summarized below:

                                            For the Three Months Ended      For the Nine Months Ended
                                                  September 30,                   September 30,
(in thousands)                                ---------------------          ---------------------
                                                2006         2005              2006         2005
                                              --------     --------          --------     --------
Rental revenue                                $    153     $  5,738          $  4,420     $ 16,943
Rental operating expenses                           (9)      (1,396)           (1,202)      (3,924)
Real estate taxes and insurance                     (1)        (670)             (474)      (2,068)
Depreciation and amortization                       --       (1,084)             (649)      (3,419)
Interest and other income                           --            6                --            9
                                              --------     --------          --------     --------
Net income from discontinued operations       $    143     $  2,594          $  2,095     $  7,541
                                              ========     ========          ========     ========

The gains from the properties sold are summarized below:

(in thousands)                                                                                 Net
                                            City/         Property          Date of           Sales
Property Address                            State           Type             Sale           Proceeds        Gain
----------------                            -----           ----             ----           --------        ----

22400 Westheimer Parkway               Katy, TX           Apartment        May 24, 2006      $18,194       $2,365
4995 Patrick Henry Drive               Santa Clara, CA     Office          May 31, 2006        8,138        1,508
12902 Federal Systems Park Drive       Fairfax, VA         Office          May 31, 2006       61,412       24,229
One Technology Drive                   Peabody, MA       Industrial      August 9, 2006       15,995        6,367
                                                                                           -----------------------
                                                                                            $103,739      $34,469
                                                                                           =======================

The gain recognition from the sale of the properties in Texas and Virginia was deferred for tax purposes through the use of a Section 1031 exchange.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

8.    Cash Distributions

The Company declared and paid distributions as follows (in thousands, except per share amounts):

                                         Distribution       Total
             Quarter Paid                  Per Share    Distributions
      ---------------------------      -------------------------------

      First quarter of 2006                  $0.31         $18,536
      Second quarter of 2006                 $0.31         $18,536
      Third quarter of 2006                  $0.31         $21,938

      First quarter of 2005                  $0.31         $15,385
      Second quarter of 2005 (a)             $0.41         $20,349
      Third quarter of 2005  (b)             $0.21         $12,711

      (a) Distribution paid in respect of four months of operations.
      (b) Distribution paid in respect of two months of operations.

9.    Business Segments

The Company operates in two business segments: real estate operations (including real estate leasing, interim acquisition financing, development, asset/property management and property dispositions) and investment banking/investment services (including real estate acquisition and broker/dealer services). The Company has identified these segments because this information is the basis upon which management makes decisions regarding resource allocation and performance assessment. The accounting policies of the reportable segments are the same as those described in the "Significant Accounting Policies" in Note 2 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2005. The Company's operations are located in the United States of America.

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

The funded reserve represents funds that the Company has set aside from time to time in anticipation of future capital needs. These reserves are typically used for the payment of Capital Expenditures, deferred leasing commissions and certain tenant allowances; however, there are no legal restrictions on their use and they may be used for any Company purpose. AFFO should not be considered as an alternative to net income (determined in accordance with GAAP), as an indicator of the Company's financial performance, as an alternative to cash flows from operating activities (determined in accordance with GAAP), nor as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Other real estate companies may define AFFO in a different manner. It is at the Company's discretion to retain a portion of AFFO for operational needs. We believe that in order to facilitate a clear understanding of the results of the Company, AFFO should be examined in connection with net income and cash flows from operating, investing and financing activities in the consolidated financial statements.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

9.    Business Segments (continued)

The calculation of AFFO by business segment is shown in the following table:

                                                              Investment
                                               Real Estate     Banking/
(in thousands)                                 Operations      Services        Total
                                               -----------     ----------     --------
Three Months Ended March 31, 2006
Net Income                                      $ 13,054       $     85       $ 13,139
Equity in income of non-consolidated REITs          (275)            --           (275)
Distributions from non-consolidated REITs            118             --            118
Depreciation and amortization                      7,100             33          7,133
Straight line rent                                   200             --            200
Capital Expenditures                                (232)           (36)          (268)
Payment of deferred leasing costs                   (156)            --           (156)
Proceeds from funded reserves                        388             36            424
                                                --------       --------       --------
Adjusted Funds From Operations                  $ 20,197       $    118       $ 20,315
                                                ========       ========       ========

Three Months Ended June 30, 2006
Net Income                                      $ 39,993       $    484       $ 40,477
Gain on sale of assets, net                      (28,108)            --        (28,108)
Equity in income of non-consolidated REITs          (156)            --           (156)
Distributions from non-consolidated REITs            491             --            491
Depreciation and amortization                      7,481             32          7,513
Straight line rent                                  (139)            --           (139)
Capital Expenditures                              (1,492)           (24)        (1,516)
Payment of deferred leasing costs                 (2,617)            --         (2,617)
Proceeds from funded reserves                      4,109             24          4,133
                                                --------       --------       --------
Adjusted Funds From Operations                  $ 19,562       $    516       $ 20,078
                                                ========       ========       ========

Three Months Ended September 30, 2006
Net Income                                      $ 18,025       $   (195)      $ 17,830
Gain on sale of assets, net                       (6,361)            --         (6,361)
Equity in income of non-consolidated REITs          (481)            --           (481)
Distributions from non-consolidated REITs            115             --            115
Depreciation and amortization                      8,732             28          8,760
Straight line rent                                  (590)            --           (590)
Capital Expenditures                              (3,877)           (50)        (3,927)
Payment of deferred leasing costs                 (1,649)            --         (1,649)
Proceeds from funded reserves                      5,526             50          5,576
                                                --------       --------       --------

Adjusted Funds From Operations                  $ 19,440       $   (167)      $ 19,273
                                                ========       ========       ========

Nine Months Ended September 30, 2006
Net Income                                      $ 71,072       $    374       $ 71,446
Gain on sale of assets, net                      (34,469)            --        (34,469)
Equity in income of non-consolidated REITs          (912)            --           (912)
Distributions from non-consolidated REITs            724             --            724
Depreciation and amortization                     23,313             93         23,406
Straight line rent                                  (529)            --           (529)
Capital Expenditures                              (5,601)          (110)        (5,711)
Payment of deferred leasing costs                 (4,422)            --         (4,422)
Proceeds from funded reserves                     10,023            110         10,133
                                                --------       --------       --------

Adjusted Funds From Operations                  $ 59,199       $    467       $ 59,666
                                                ========       ========       ========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

9.    Business Segments (continued)

The calculation of AFFO by business segment is shown in the following table:

                                                              Investment
                                               Real Estate     Banking/
(in thousands)                                 Operations      Services        Total
                                               -----------     ----------     --------
Three Months Ended March 31, 2005
Net Income                                      $ 10,346       $     77       $ 10,423
Equity in income of non-consolidated REITs          (665)            --           (665)
Distributions from non-consolidated REITs            599             --            599
Depreciation and amortization                      3,598             34          3,632
Straight line rent                                  (307)            --           (307)
Capital Expenditures                                (327)            --           (327)
Payment of deferred leasing costs                    (95)            --            (95)
Proceeds from funded reserves                        422             --            422
                                                --------       --------       --------

Adjusted Funds From Operations                  $ 13,571       $    111       $ 13,682
                                                ========       ========       ========

Three Months Ended June 30, 2005
Net Income                                      $  9,362       $     92       $  9,454
Estimated loss on sale of asset                    1,055             --          1,055
Equity in income of non-consolidated REITs          (303)            --           (303)
Distributions from non-consolidated REITs            381             --            381
Depreciation and amortization                      5,448             37          5,485
Straight line rent                                  (417)            --           (417)
Capital Expenditures                              (1,601)            --         (1,601)
Payment of deferred leasing costs                   (216)            --           (216)
Proceeds from funded reserves                      1,817             --          1,817
                                                --------       --------       --------

Adjusted Funds From Operations                  $ 15,526       $    129       $ 15,655
                                                ========       ========       ========

Three Months Ended September 30, 2005
Net Income                                      $ 26,545       $    270       $ 26,815
Estimated loss on sale of asset                  (14,316)            --        (14,316)
Equity in income of non-consolidated REITs          (328)            --           (328)
Distributions from non-consolidated REITs            107             --            107
Depreciation and amortization                      6,834             30          6,864
Straight line rent                                  (443)            --           (443)
Capital Expenditures                                (312)           (48)          (360)
Payment of deferred leasing costs                   (199)            --           (199)
Proceeds from funded reserves                        511             48            559
                                                --------       --------       --------

Adjusted Funds From Operations                  $ 18,399       $    300       $ 18,699
                                                ========       ========       ========

Nine Months Ended September 30, 2005
Net Income                                      $ 46,253       $    439       $ 46,692
Estimated loss on sale of asset                  (13,261)            --        (13,261)
Equity in income of non-consolidated REITs        (1,296)            --         (1,296)
Distributions from non-consolidated REITs          1,087             --          1,087
Depreciation and amortization                     15,880            101         15,981
Straight line rent                                (1,167)            --         (1,167)
Capital Expenditures                              (2,240)           (48)        (2,288)
Payment of deferred leasing costs                   (510)            --           (510)
Proceeds from funded reserves                      2,750             48          2,798
                                                --------       --------       --------

Adjusted Funds From Operations                  $ 47,496       $    540       $ 48,036
                                                ========       ========       ========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

9.    Business Segments (continued)

The following table is a summary of other financial information by business segment:

                                                              Investment
                                               Real Estate     Banking/
(in thousands)                                 Operations      Services        Total
                                               -----------     ----------     --------

Three Months Ended September 30, 2006:
     Revenue                                    $ 28,845       $  1,073       $ 29,918
     Interest income                                 722             13            735
     Interest expense                                119             --            119
     Income from discontinued operations             143             --            143
     Capital expenditures                          3,877             50          3,927

Nine Months Ended September 30, 2006:
     Revenue                                    $ 79,464       $  7,023       $ 86,487
     Interest income                               2,045             35          2,080
     Interest expense                              1,259             --          1,259
     Income from discontinued operations           2,095             --          2,095
     Capital expenditures                          5,601            110          5,711

Identifiable Assets as of September 30, 2006    $921,545       $  5,291       $926,836


Three Months Ended September 30, 2005:
     Revenue                                    $ 21,332       $  3,109       $ 24,441
     Interest income                                 442              9            451
     Interest expense                              1,082             --          1,082
     Income from discontinued operations           2,594             --          2,594
     Capital expenditures                            312             48            360

Nine Months Ended September 30, 2005:
     Revenue                                    $ 54,094       $  7,746       $ 61,840
     Interest income                               1,024             24          1,048
     Interest expense                              2,825             --          2,825
     Income from discontinued operations           7,541             --          7,541
     Capital expenditures                          2,240             48          2,288

Identifiable Assets as of September 30, 2005    $714,260       $  4,979       $719,239

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

The income tax expense reflected in the consolidated statements of income relates only to the TRS. The expense differs from the amounts computed by applying the Federal statutory rate of 34% to income before income taxes as follows:

                                                             For the
                                                        Nine Months Ended
                                                          September 30,
      (in thousands)                                     2006        2005
                                                         ----        ----

      Federal income tax expense at statutory rate $ 230 $ 252 Increase in taxes resulting from:
      State income taxes, net of federal impact             43          46
                                                        ------      ------
                                                        $  273      $  298
                                                        ======      ======

No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the taxable REIT subsidiary.

11.   Subsequent Events

The Company declared a cash distribution of $0.31 per share on October 13, 2006 to stockholders of record on October 31, 2006 payable on November 20, 2006.

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

Overview

FSP Corp., or the Company, operates in two business segments: real estate operations and investment banking/investment services. The real estate operations segment involves real estate rental operations, leasing, interim acquisition financing, development services asset/property management services and property dispositions. The investment banking/investment services segment involves the provision of real estate investment and broker/dealer services that include the organization of Sponsored REITs, the acquisition and development of real estate on behalf of Sponsored REITs and the raising of capital to fully equitize the Sponsored REITs through sale of preferred stock in private placements.

The main factor that affects our real estate operations is the broad economic market conditions in the United States. These market conditions affect the occupancy levels and the rent levels on both a national and local level. We believe we have no influence on these market conditions. We look to acquire and/or develop quality properties in superior locations in order to lessen the impact of general downturns in the market and to take advantage of upturns when they occur.

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

Trends and Uncertainties

Real Estate Operations

Our property operations during the first nine months of 2006 produced profit results that were generally in line with management's expectations. Most of our properties are suburban office buildings, and, in most markets, it is management's opinion that we are continuing to find improving conditions for both occupancy and rental rates. However, there are still tenant leases, originally five to ten years in length, which were signed at what we believe to be the height of the most recent office market cycle (approximately from 1997-2001). Consequently, we continue to face some rent roll downs as old leases expire and new ones are signed. We also believe that national occupancy levels continue to improve, but rent levels in most office markets are still only modestly increasing from a very low level. We believe that significant broad-based rental increases, above the 1997-2001 peak, are probably one to three years away, assuming continued overall U.S. economic growth and traditional cyclical real estate dynamics. We are aggressively managing our lease turnover to maximize our rental operations' contribution as the office markets continue to climb back up their cyclical curve. Concern always remains about the possibility of a new, significant downturn in the broader economy that would reverse the positive trends our markets are starting to see. Lofty worldwide energy prices, inflation, interest rates and other geopolitical events are likely to be influencing factors.

We evaluate our portfolio and from time-to-time sell properties for geographic or property specific reasons, and consider gains and losses on sales of properties an important component of our business. During the nine months ended September 30, 2006 we sold four properties and achieved gains on those sales of $34.5 million. During the comparable nine months ended September 30, 2005 we sold three properties and achieved net gains on those sales of $13.3 million. Historically we have used the sales proceeds from property sales to acquire other properties for our portfolio, and to a lesser extent for distributions to our stockholders, share repurchases or other uses. We continue to evaluate and upgrade the portfolio and may decide to dispose of other properties as part of that process.

The portfolio was approximately 89% leased at September 30, 2006, which is 2% lower than the leased percentage at June 30, 2006, and was the result of 117,227 square feet of vacancy following a lease expiration at a single tenant property in the State of Washington. At the start of 2006, we forecasted that approximately 17% of the square footage in our real estate portfolio would expire during fiscal year 2006. As a result of expected lease expirations, new leases, property sales, acquisitions and mergers, we are now forecasting that approximately 4.8% of the square footage in our real estate portfolio will expire during the balance of fiscal year 2006. We cannot predict if these tenants will renew their leases or what the terms and conditions of any lease renewals will be, although we expect to renew or sign new leases at current market rates for the locations where the buildings are located, which in most cases will be below the expiring rental rates. Based upon all available information at this time, we are forecasting that leases for approximately 11.9% of the square footage in our real estate portfolio will expire during fiscal year 2007.

Investment Banking/Investment Services

Unlike our real estate operations business, which provides a rental revenue stream which is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature. Both the number of Sponsored REIT syndications completed and the amount of equity raised in 2005 were below our expectations. During the first nine months of 2006 our investment banking group completed sales of preferred stock in a private placement, which we call syndication proceeds, of $100.2 million. In October, we commenced a new private placement with the potential to raise $70 million for another Sponsored REIT. However, the timing and completion of private placements and future business in this area are unpredictable.

Our property acquisition executives continue to be concerned about high valuation levels for prime commercial investment real estate. It appears that a combination of factors, including moderate interest rates, a growing general economy and substantially increased capital allocation to real estate assets is increasing prices on many properties we would have an interest in acquiring. This upward pressure on prices has caused capitalization rates to fall and prices per square foot to rise. Specifically, our acquisition executives are having difficulty identifying enough property at a price acceptable under our investment criteria to grow our overall investment banking/investment services business. Lower revenue from this business has the effect of reducing net income and Adjusted Funds From Operations (AFFO). As the first nine months of 2006 ended, valuation levels for many top quality investment properties remained at historically high levels, with significant competition from a variety of capital sources to acquire them. We continue to rely solely on our in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time (i.e., invest in a Sponsored REIT). We also continue to evaluate whether our in-house sales force is capable, either through our existing client base or through new clients, of raising sufficient investment capital in Sponsored REITs to achieve future performance objectives.

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

The following table shows financial results from each segment for the three months ended September 30, 2006 and 2005:

(in thousands)
                                                             Three months ended September 30,
                                                        -----------------------------------------
Real Estate Operations                                      2006           2005          Change
                                                            ----           ----          ------
Revenues:
     Rental income                                        $ 27,703       $ 18,582       $  9,121
     Transaction fees                                          928          2,597         (1,669)
     Management fees and interest income from loans            210            149             61
     Other income                                                4              4             --
                                                       -----------------------------------------
                                                            28,845         21,332          7,513
                                                       -----------------------------------------
Expenses:
     Real estate operating expenses                          6,523          4,335          2,188
     Real estate taxes and insurance                         4,030          2,512          1,518
     Depreciation and amortization                           6,754          3,681          3,073
     Interest                                                  119          1,082           (963)
                                                       -----------------------------------------
                                                            17,426         11,610          5,816
                                                       -----------------------------------------
Other items:
     Interest income                                           722            442            280
     Equity in earnings in non-consolidated REIT's             481            328            153
                                                      ------------------------------------------
                                                             1,203            770            433
                                                       -----------------------------------------

Contribution from real estate                               12,622         10,492          2,130
                                                       -----------------------------------------

Investment Banking/Investment Services:
     Syndication fees                                          861          2,856         (1,995)
     Transaction fees                                          212            253            (41)
                                                       -----------------------------------------
                                                             1,073          3,109         (2,036)
                                                       -----------------------------------------
Expenses:
     Commissions                                               458          1,457           (999)
     Depreciation and amortization                              28             30             (2)
                                                       -----------------------------------------
                                                               486          1,487         (1,001)
                                                       -----------------------------------------
Other items:
     Interest income                                            13              9              4
     Taxes on income                                           131           (184)           315
                                                       -----------------------------------------
                                                               144           (175)           319
                                                       -----------------------------------------

Contribution from investment banking                           731          1,447           (716)
                                                       -----------------------------------------

Selling, general and administrative expenses                 2,027          2,034             (7)
                                                       -----------------------------------------

Income from continuing operations (Combined)                11,326          9,905          1,421
Discontinued operations, less applicable income tax:
Income (Loss) from discontinued operations                     143          2,594         (2,451)
Gains (estimated loss) on sales of assets, net               6,361         14,316         (7,955)
                                                       -----------------------------------------
     Net income                                           $ 17,830       $ 26,815       $ (8,985)
                                                       =========================================

General

      The real estate segment includes operating results of properties held in our real estate portfolio, commitment fee income earned on real estate loans and development fees earned for services provided. During 2005 we increased the real estate portfolio by four properties from a merger and two properties by acquisitions completed during the year. We also sold six properties in the second half of 2005 and reached an agreement to sell another property, which closed in the second quarter of 2006. As a result, as of December 31, 2005 we operated 27 properties and had one property held for sale. During the first nine months of 2006 we acquired the five 2006 Target REITs by merger, acquired two additional properties and sold four properties, including the property held for sale at December 31, 2005. As a result, as of September 30, 2006 we operated 31 properties.

Acquisitions, Mergers and Dispositions:

      In February 2005 we acquired one commercial property in Colorado, on April 30, 2005 we completed the acquisition by merger of the four 2005 Target REITs, and in July 2005 we acquired one commercial property in Indiana. On February 24, 2006 we acquired one commercial property in Texas, on April 30, 2006 we completed the acquisition by merger of the five 2006 Target REITs and on June 27, 2006 we acquired a commercial property in Georgia. The results of operations for each of the acquired or merged properties are included in our operating results as of their respective purchase or merger dates. Increases in rental revenues and expenses for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 are primarily a result of the timing of these acquisitions and subsequent contribution of these acquired properties. The operating results of the ten properties sold were classified as discontinued operations in our financial statements for all periods presented.

Investment Banking:

      The investment banking/investment services segment is primarily based on the gross proceeds from the sale of securities of the Sponsored REITs. During the three and nine months ended September 30, 2006 our investment banking/investment services segment had total gross proceeds of $15.9 and $100.2 million, respectively, which was derived from the syndication of FSP Phoenix Tower Corp. For the three and nine months ended September 30, 2005 there were total gross proceeds of $44.0 million and $105.3 million, respectively, which included completion of the syndications for FSP 505 Waterford Corp., FSP Galleria North Corp. and FSP Park Ten Development Corp. As a result, total gross proceeds for the three and nine month periods ended September 30, 2006 decreased $28.1 million and $5.1 million, respectively, compared to the same periods in 2005. The syndication of FSP Phoenix Tower Corp. commenced in February 2006, and closed on September 22, 2006.

Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005

      Overview

      Total revenues increased $5.5 million or 22.4%, to $29.9 million for the three months ended September 30, 2006, as compared to $24.4 million for the three months ended September 30, 2005. Total expenses increased $4.8 million or 31.8%, to $19.9 million for the three months ended September 30, 2006. The increases were primarily attributable to properties acquired in the last twelve months and were partially offset by decreases in investment banking activity in the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

      Each segment is discussed below.

      Real Estate Operations

      Contribution from the real estate segment increased $2.1 million or 20.3%, to $12.6 million for the three months ended September 30, 2006 compared to $10.5 million for the three months ended September 30, 2005. The increase is primarily attributable to:

o An increase in real estate operating income of $5.4 million to $17.1 million for the three months ended September 30, 2006 compared to $11.7 million for same period in 2005. We define real estate operating income as rental revenues less real estate operating expenses, real estate taxes and insurance. The increase was primarily a result of:

      - Real estate operating income from our acquisition of the four 2005 Target REITs by merger on April 30, 2005, acquisitions by direct purchase of properties in Colorado during February 2005, Indiana during July 2005, Texas during February 2006, our acquisition of the five 2006 Target REITs by merger on April 30, 2006, and the acquisition of a property in Georgia in late June 2006. Real estate operating income from acquisitions is included in current operating income. Collectively, these acquisitions resulted in an increase in real estate operating income for the third quarter of 2006 compared to the third quarter of 2005; and

      - Lease termination payments of $1.7 million from tenants at properties in Colorado, Indiana and Texas in the third quarter of 2006, as compared to $0.7 million from a tenant at a property in Texas during the three months ended September 30, 2005.

o A decrease in interest expense of $1.0 million resulting from a lower average loan balance outstanding for syndications in process during the three months ended September 30, 2006 compared to the three months ended September 30, 2005. A contributing factor was the use of our cash as a source of funds to finance a portion of the syndication of FSP Phoenix Tower, which was completed on September 22, 2006. The decrease was partially offset by higher interest rates and loan fees in the 2006 period than the 2005 period.

o An increase to interest income of $0.3 million during the three months ended September 30, 2006, which was primarily a result of higher interest rates earned on higher average balances of cash, cash equivalents and other investments compared to the three months ended September 30, 2005.

These increases were partially offset by:

o A $1.7 million decrease in transaction (loan commitment) fees, which was principally caused by the decrease in gross syndication proceeds in the third quarter of 2006 compared to the same period in 2005.

o An increase in depreciation expense of $3.1 million to $6.8 million for the three months ended September 30, 2006 as compared to $3.7 million for the same period in 2005. The increase was primarily a result of property acquisitions over the last twelve months.

      Investment Banking/Investment Services

      Contribution from the investment banking and services segment was $0.7 million for the three months ended September 30, 2006, a decrease of $0.7 million, compared to the three months ended September 30, 2005, which was primarily attributable to:

o A decrease in syndication and transaction fee revenues of $2.0 million, which was primarily attributable to a lower level of gross syndication proceeds during the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

The decrease was partially offset by:

o A decrease in commission expense of $1.0 million, which relates to the decrease in gross syndication proceeds.

o A decrease to income tax expense of $0.3 million as a result of lower pre-tax income from investment banking for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

      Selling, general and administrative expenses

      Selling, general and administrative expenses did not change significantly between the three months ended September 30, 2006 and 2005. We had 40 employees as of September 30, 2006 at our headquarters in Wakefield compared to 35 employees as of September 30, 2005.

      Income from continuing operations

      Contribution from both segments, net of selling, general and administrative expenses for the third quarter of 2006 increased $1.4 million to $11.3 million compared the third quarter of 2005 for the reasons discussed above.

      Discontinued Operations

      During 2005 we sold six properties and classified one property in Santa Clara, California as held for sale. The Santa Clara property was sold in the second quarter of 2006 at a gain. Of the six properties sold during 2005, one was sold at a loss that was recorded in the second quarter of 2005. Two properties were sold during the second quarter of 2005 resulting in a gain of $14.3 million. The remaining three properties were sold in the fourth quarter of 2005 at gains. During 2006 we sold four properties, including one during the three months ended September 30, 2006, that resulted in a gain of $6.4 million.

      Accordingly, each of the six properties sold in 2005 and the four properties sold in 2006 are reported as discontinued operations on our financial statements for the relevant periods presented. Income from discontinued operations of $0.1 million for the three months ended September 30, 2006 resulted from the industrial property in Peabody, Massachusetts, which was sold on August 9, 2006. Income from discontinued operations of $2.6 million for the three months ended September 30, 2005 resulted from the ten properties sold in 2006 and 2005.

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

Net Income

      Net income for the three months ended September 30, 2006 decreased $9.0 million to $17.8 million compared to $26.8 million for the reasons discussed above.

The following table shows financial results from each segment for the nine months ended September 30, 2006 and 2005:

(in thousands)
                                                             Nine months ended September 30,
                                                       -----------------------------------------
Real Estate Operations                                      2006            2005         Change
                                                            ----            ----         ------
Revenues:
     Rental income                                        $ 72,547       $ 46,373       $ 26,174
     Transaction fees                                        5,812          6,119           (307)
     Management fees and interest income from loans          1,079          1,602           (523)
     Other income                                               26             --             26
                                                       -----------------------------------------
                                                            79,464         54,094         25,370
                                                       -----------------------------------------
Expenses:
     Real estate operating expenses                         16,306          9,928          6,378
     Real estate taxes and insurance                         9,974          6,386          3,588
     Depreciation and amortization                          17,423          9,505          7,918
     Interest                                                1,259          2,825         (1,566)
                                                       -----------------------------------------
                                                            44,962         28,644         16,318
                                                       -----------------------------------------
Other items:
     Interest income                                         2,045          1,024          1,021
     Equity in earnings in non-consolidated REIT's             717          1,295           (578)
                                                      ------------------------------------------
                                                             2,762          2,319            443
                                                       -----------------------------------------

Contribution from real estate                               37,264         27,769          9,495
                                                       -----------------------------------------

Investment Banking/Investment Services:
     Syndication fees                                        6,287          6,977           (690)
     Transaction fees                                          736            769            (33)
                                                       -----------------------------------------
                                                             7,023          7,746           (723)
                                                       -----------------------------------------
Expenses:
     Commissions                                             3,290          3,648           (358)
     Depreciation and amortization                              92            101             (9)
                                                       -----------------------------------------
                                                             3,382          3,749           (367)
                                                       -----------------------------------------
Other items:
     Interest income                                            35             24             11
     Taxes on income                                          (273)          (298)            25
                                                       -----------------------------------------
                                                              (238)          (274)            36
                                                       -----------------------------------------

Contribution from investment banking                         3,403          3,723           (320)
                                                       -----------------------------------------

Selling, general and administrative expenses                 5,785          5,601            184
                                                       -----------------------------------------

Income from continuing operations (Combined)                34,882         25,891          8,991
Discontinued operations, less applicable income tax:
Income (Loss) from discontinued operations                   2,095          7,541         (5,446)
Gains (estimated loss) on sales of assets, net              34,469         13,260         21,209
                                                       -----------------------------------------
     Net income                                           $ 71,446       $ 46,692       $ 24,754
                                                       =========================================

Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005:

      Overview

      Total revenues increased $24.6 million, or 39.9%, to $86.4 million for the nine months ended September 30, 2006, as compared to $61.8 million for the nine months ended September 30, 2005. Total expenses increased $16.1 million or 42.5% to $54.1 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increases were primarily attributable to properties acquired in the last twelve months, which were slightly offset by reduced investment banking activity in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Each segment is discussed in greater detail below.

      Real Estate Operations

      Contribution from the real estate segment increased $9.5 million or 34.2% to $37.3 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase is primarily attributable to:

o An increase in real estate operating income of $16.2 million to $46.3 million for the nine months ended September 30, 2006 compared to $30.1 million for same period in 2005. We define real estate operating income as rental revenues less real estate operating expenses, real estate taxes and insurance. The increase was primarily a result of:

      - Real estate operating income from our acquisition of the four 2005 Target REITs by merger on April 30, 2005, acquisitions by direct purchase of properties in Colorado during February 2005, Indiana during July 2005, Texas during February 2006, our acquisition of the five 2006 Target REITs by merger on April 30, 2006, and the acquisition of a property in Georgia in late June 2006. Real estate operating income from acquisitions is included in current operating income. Collectively, these acquisitions resulted in an increase in real estate operating income for the nine months ended September 30, 2006 compared to same period in 2005; and

      - Lease termination payments of $6.6 million, including $4.7 million from a tenant in Illinois, $1.4 million from a tenant in Colorado, $0.3 million from a tenant in Indiana and $0.2 million from a tenant in Texas during the nine months ended September 30, 2006 as compared to $0.7 million from a tenant at a property in Texas during the nine months ended September 30, 2005.

o A decrease in interest expense of $1.6 million resulting from a lower average loan balance outstanding for syndications in process during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. A contributing factor was the use of our cash as a source of funds to finance a portion of the syndication of FSP Phoenix Tower Corp., which was completed on September 22, 2006. The decrease was partially offset by higher interest rates and loan fees in the 2006 period than the 2005 period.

o An increase to interest income of $1.0 million during the nine months ended September 30, 2006, which was primarily a result of higher interest rates earned on higher average balances of cash, cash equivalents and other investments compared to the nine months ended September 30, 2005.

These increases were partially offset by:

o A $0.3 million decrease in transaction (loan commitment) fees, which was principally caused by the decrease in gross syndication proceeds in the nine months ended September 30, 2006 compared to the same period in 2005.

o A decrease in management fees and loan interest income of $0.5 million principally as a result of decreased loan interest income from interim mortgages made to Sponsored REITs. The decrease related to lower balances of loans outstanding during the nine months ended September 30, 2006 compared to the same period in 2005. The impact of this decrease was partially mitigated by an increase in overall interest rates in the nine months ended September 30, 2006 compared to the prior period.

o An increase in depreciation expense of $7.9 million to $17.4 million for the nine months ended September 30, 2006 as compared to $9.5 million for the same period in 2005. The increase was primarily a result of property acquisitions over the last twelve months.

o A decrease in equity in income from non-consolidated REITs of $0.6 million, which was principally a result of the timing of investor closings on the syndication in process during the nine months ended September 30, 2006 compared to the syndications in process during the same period in 2005.


      Investment Banking/Investment Services

      Contribution from the investment banking and services segment decreased $0.3 million to $3.4 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease was primarily attributable to:

o A decrease in syndication fee revenues of $0.7 million, which was primarily attributable to a lower level of gross syndication proceeds during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

The decrease was partially offset by:

o A decrease in commission expense of $0.4 million, which relates to the decrease in gross syndication proceeds.

      Selling, general and administrative expenses

      Selling, general and administrative expenses increased $0.2 million to $5.8 million for the nine months ended September 30, 2006 compared to $5.6 million for the nine months ended September 30, 2005, which were primarily from costs of monitoring and managing a larger portfolio of REITs and expenses incurred related to the listing of our stock on the American Stock Exchange, which commenced on June 2, 2005. We had 40 employees as of September 30, 2006 at our headquarters in Wakefield compared to 35 employees as of September 30, 2005.

      Income from continuing operations

      Contribution from both segments, net of selling, general and administrative expenses for the nine months ended September 30, 2006 increased $9.0 million to $34.9 million compared to $25.9 million for the nine months ended September 30, 2005 for the reasons discussed above.

      Discontinued Operations

      During 2005 we sold six properties and classified one property in Santa Clara, California as held for sale. The Santa Clara property was sold in the second quarter of 2006 at a gain. Of the six properties sold during 2005, three were sold during the nine months ended September 30, 2005 at a net gain of $13.3 million. The remaining three properties were sold in the fourth quarter of 2005 at gains. During the nine months ended September 30, 2006 we sold four properties resulting in a gain of $34.5 million.

      Accordingly, each of the six properties sold in 2005 and the four properties sold in 2006 are reported as discontinued operations on our financial statements for the relevant periods presented. Income from discontinued operations of $2.1 million for the nine months ended September 30, 2006 resulted from the sale of the four properties in 2006. Income from discontinued operations of $7.5 million for the nine months ended September 30, 2005 resulted from the ten properties sold in 2006 and 2005.

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

Net Income

      Net income for the nine months ended September 30, 2006 increased $24.8 million to $71.4 million compared to $46.7 million for the reasons discussed above.

Liquidity and Capital Resources

      Cash and cash equivalents were $61.0 million at September 30, 2006 and $69.7 million at December 31, 2005. This decrease of $8.7 million is attributable to $57.7 million provided by operating activities, less $7.3 million used for investing activities, less $59.1 million used for financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations, cash anticipated to be generated by fees and commissions from the sale of preferred stock in future Sponsored REITs and our line of credit will be sufficient to meet working capital requirements and anticipated capital expenditures and improvements for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly formed Sponsored REITs. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of distributions to stockholders, however, depends in significant part upon the level of interest on the part of investors in purchasing shares of Sponsored REITs and the level of rental income from our real properties.

      Operating Activities

      The cash provided by our operating activities of $57.7 million for the nine months ended September 30, 2006 is primarily attributable to net income of $71.4 million excluding non-cash activity, consisting primarily of gains on sales of assets of $34.5 million, depreciation and amortization of $23.4 million; less payment of deferred leasing commissions of $4.4 million; plus changes in operating assets and liabilities of $1.8 million arising from the timing of cash collection and payments.

      Investing Activities

      Our cash used for investing activities of $7.3 million for the nine months ended September 30, 2006 is primarily attributable to the purchase of properties in Atlanta, Georgia for $85.2 million and Addison, Texas for $26.4 million; additions to real estate investments and office equipment of approximately $5.7 million; a preferred share investment of $4.1 million in FSP Phoenix Tower Corp.; a real estate deposit of $2.5 million; and merger costs incurred of approximately $0.8 million These uses were partially offset by cash added as a result of our acquisition of the five 2006 Target REITs on April 30, 2006 of $13.8 million, and proceeds from the sale of properties of $103.7 million.

      Financing Activities

      Our cash used for financing activities of $59.1 million for the nine months ended September 30, 2006 is primarily attributable to distributions to stockholders of $59.0 million and offering costs associated with the use of a shelf filing of $0.1 million.

      Line of Credit

      We have a revolving line of credit agreement (the "Loan Agreement") with a group of banks providing for borrowings at the Company's election of up to $150,000,000. Borrowings under the Loan Agreement bear interest at either the bank's prime rate (8.25% at September 30, 2006) or a rate equal to LIBOR plus 125 basis points (6.57% at September 30, 2006). There was no balance outstanding at September 30, 2006 or at December 31, 2005. As of September 30, 2006, we were in compliance with all bank covenants required by the Loan Agreement.

      Contingencies

      We are subject to various legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

      Assets Held for Syndication

      As of September 30, 2006 and as of December 31, 2005 there were no assets held for syndication.

      Related Party Transactions

      During the nine months ended September 30, 2006, we completed the syndication of FSP Phoenix Tower Corp (or "Phoenix Tower"). In September 2006 the Company purchased 48 preferred shares or 4.57% of the outstanding preferred shares of Phoenix Tower for $4,116,000. On April 30, 2006, the Company acquired the five 2006 Target REITs by merging them with and into five of the Company's wholly-owned subsidiaries. The merger was effective April 30, 2006 and, as a result, the Company issued 10,971,697 shares in a tax-free exchange for all outstanding preferred shares of the 2006 Target REITs. Previously, the Company held a preferred stock investment in Blue Lagoon, which was one of the 2006 Target REITs acquired by merger on April 30, 2006, and accordingly was eliminated when recording the merger. We did not enter into any other significant transactions with related parties during the nine months ended September 30, 2006. For a discussion of transactions between us and related parties during 2005, see Footnote No. 5 "Related Party Transactions" to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

      Other Considerations

      We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the three and nine months ended September 30, 2006 and 2005, the rental income exceeded the expenses for each individual property, with the exception of a property located in Westford, Massachusetts, a property located in Santa Clara, California that was sold on May 31, 2006 and a property located in Folsom, California that was sold on July 13, 2005. The property located in Westford, Massachusetts had a single tenant lease, which expired on October 31, 2004. We have not re-let this property and expect that it will not produce revenue to cover its expenses in the fourth quarter of 2006. The Westford, Massachusetts property had operating expenses of approximately $35,000 and $58,000 for the three months ended September 30, 2006 and 2005 and $170,000 for the nine months ended September 30, 2006. During the nine months ended September 30, 2005, the Company received a restoration and settlement payment from a tenant at the property located in Westford, Massachusetts of $84,000, and for the nine months ended September 30, 2005, the property had operating expenses, net of the restoration and settlement payment of approximately $131,000. The property located in Santa Clara, California had been vacant since October 2005 and had operating expenses of $70,000 for the five month period ending through May 31, 2006 on which date the property was sold. The property located in Folsom, California, which was sold on July 13, 2005, had been vacant since June 2003 and had operating expenses of approximately $12,000 and $100,000 for the period of July 1, 2005 through July 13, 2005 and the year-to date period ended July 13, 2005, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We were not a party to any derivative financial instruments at or during the nine months ended September 30, 2006.

      We borrow from time-to-time on our line of credit. These borrowings bear interest at the bank's base rate (8.25% at September 30, 2006) or at LIBOR plus 125 basis points (6.57% at September 30, 2006), as elected by us when requesting funds. As of September 30, 2006, no amount was outstanding under the line of credit. We have used funds drawn on our line of credit for the purpose of making interim mortgage loans to Sponsored REITs and for interim financing of acquisitions. Generally interim mortgage loans bear interest at the same variable rate payable by us under our line of credit. We therefore believe that we have mitigated our interest rate risk with respect to our borrowings for interim mortgage loans. Historically we have satisfied obligations arising from interim financing of acquisitions through cash or sale of properties in our portfolio, so we believe that we can mitigate interest rate risk with respect to borrowings for interim financing of acquisitions as well.

Item 4. Controls and Procedures.

Our management, with the participation of FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. Based on this evaluation, FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to FSP Corp.'s President and Chief Executive Officer and FSP Corp.'s Chief Financial Officer by others within these entities as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are dependent on key personnel.

      We depend on the efforts of George Carter, our President and Chief Executive Officer, and a Director; Barbara J. Fournier, our Chief Operating Officer, Treasurer, Secretary, a Vice President and a Director; John G. Demeritt, our Chief Financial Officer; Janet Notopoulos, a Vice President and Director; R. Scott MacPhee, an Executive Vice President; and William W. Gribbell, an Executive Vice President. If any of our executive officers were to resign, our operations could be adversely affected. We do not have employment agreements with Mr. Carter or any other of our executive officers.

Our level of dividends may fluctuate.

      Because our investment banking/investment services business is transactional in nature and real estate occupancy levels and rental rates can fluctuate, there is no predictable recurring level of revenue from such activities. As a result of this, the amount of cash available for distribution may fluctuate, which may result in our not being able to maintain or grow distribution levels in the future.

The real properties held by us may significantly decrease in value.

      As of September 30, 2006, we owned 31 properties. Some or all of these properties may decline in value. To the extent our real properties decline in value, our stockholders could lose some or all the value of their investments. The value of our common stock may be adversely affected if the real properties held by us decline in value since these real properties represent the majority of the tangible assets held by us. Moreover, if we are forced to sell or lease the real property held by us below its initial purchase price or its carrying costs or if we are forced to lease real property at below market rates because of the condition of the property, our results of operations would be adversely affected and such negative results of operations may result in lower dividends being paid to holders of our common stock.

New acquisitions may fail to perform as expected.

      We may acquire new properties, whether by direct FSP Corp. purchase with cash or our line of credit, by acquisition of Sponsored REITs or other entities by cash or through the issuance of shares of our stock or by investment in a Sponsored REIT. We acquired the four 2005 Target REITs and the properties they own on April 30, 2005, a property in Colorado in February 2005, another property in Indiana in July 2005 and another property in Texas, in February 2006. We also acquired the five 2006 Target REITs and the properties they own on April 30, 2006 and an office property in Georgia in June 2006. Newly acquired properties may fail to perform as expected, in which case, our results of operations could be adversely affected.

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

      The properties in our portfolio as of September 30, 2006, by aggregate square footage, are distributed geographically as follows: Southwest - 26%, Northeast - 17%, Midwest - 18%, West - 19% and Southeast 20%. However, within certain of those regions, we hold a larger concentration of our properties in Dallas, Texas - 18%, Atlanta, Georgia - 10% and Houston, Texas - 8%. We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions.


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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      The following table provides information about purchases by Franklin Street Properties Corp. during the quarter ended September 30, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

                      ISSUER PURCHASES OF EQUITY SECURITIES

------------------------- --------------------- --------------------- --------------------- ---------------------------
                                  (a)                   (b)                   (c)                      (d)

                                                                        Total Number of         Maximum Number (or
                                                                       Shares (or Units)        Approximate Dollar
                                                                       Purchased as Part       Value) of Shares (or
                                                                          of Publicly         Units) that May Yet Be
                            Total Number of        Average Price        Announced Plans        Purchased Under the
                           Shares (or Units)       Paid per Share         or Programs           Plans or Programs
Period                     Purchased (1) (2)         (or Unit)              (1) (2)                  (1) (2)
------------------------- --------------------- --------------------- --------------------- ---------------------------
07/01/06-07/31/06                  0                    N/A                    0                   $21,008,101

------------------------- --------------------- --------------------- --------------------- ---------------------------

08/01/06-08/31/06                  0                    N/A                    0                   $21,008,101
------------------------- --------------------- --------------------- --------------------- ---------------------------

09/01/06-09/30/06                  0                    N/A                    0                   $21,008,101
------------------------- --------------------- --------------------- --------------------- ---------------------------
Total:                             0                    N/A                    0                   $21,008,101

------------------------- --------------------- --------------------- --------------------- ---------------------------

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

      (2) On October 28, 2005 FSP Corp. announced that the Board of Directors of FSP Corp. had authorized the repurchase of up to $35 million of the Company's common stock from time to time in the open market or in privately negotiated transactions. The stock repurchase program expires at the earlier of (i) November 1, 2007 or (ii) a determination by the
Board of Directors of FSP Corp. to discontinue repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

Item 5. Other Information

      (a) Set forth as Exhibit 99.2 hereto are Selected Combining Condensed Consolidated Pro Forma Financial Data of the Company that give effect to the acquisition of One Overton Park and the acquisition of the 2006 Target REITs.

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

      3.1   Articles of Incorporation (3)

      3.2   Amended and Restated By-Laws (4)

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

      99.1  Table regarding investors in Sponsored REITs.

      99.2  Selected Combining Condensed Consolidated Pro Forma Financial Data

------------------------------------------------------
      (1) Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 15, 2006 (File No. 001-32470) as filed on March 16, 2006 and incorporated herein by reference.

      (2) Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 27, 2006 (File No. 001-32470) as filed on June 28, 2006 and incorporated herein by reference.

      (3) Filed as Exhibit 3.1 to the Company's Registration Statement on Form 8-A (File No. 001-32470) as filed on April 5, 2005 and incorporated herein by reference.

      (4) Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated May 12, 2006 (File No. 001-32470) as filed on May 15, 2006 and incorporated herein by reference.

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

                                Franklin Street Properties Corp.


           Date                           Signature                              Title
           ----                           ---------                              -----

Date:  October 31, 2006        /s/ George J. Carter               Chief Executive Officer and Director
                               -----------------------            (Principal Executive Officer)
                               George J. Carter

Date:  October 31, 2006        /s/ John G. Demeritt               Chief Financial Officer
                               -----------------------            (Principal Financial Officer)
                               John G. Demeritt