Form 10-K
period 2006-12-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2007-02-23
CIK 1031316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      (Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

       Registrant's telephone number, including area code: (781) 557-1300

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class:             Name of exchange on which registered:
----------------------------------------   ------------------------------------
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer |X|   Accelerated filer |_|   Non-accelerated filer |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2006 the aggregate market value was $1,174,700,886.

      There were 70,766,305 shares of Common Stock outstanding as of February 21, 2007.

Documents incorporated by reference: The registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant's Annual Meeting of Stockholders to be held on May 11, 2007 (the "Proxy Statement"). The information required in response to Items 10 - 14 of Part III of this Form 10-K, other than that contained in Part I under the caption, "Directors and Executive Officers of FSP Corp.," is hereby incorporated by reference to such proxy statement.

                                TABLE OF CONTENTS

FRANKLIN STREET PROPERTIES CORP................................................1
PART I.........................................................................1
   Item 1.   Business..........................................................1
   Item 1A.  Risk Factors......................................................4
   Item 1B.  Unresolved Staff Comments........................................10
   Item 2.   Properties.......................................................10
   Item 3.   Legal Proceedings................................................13
   Item 4.   Submission of Matters to a Vote of Security Holders..............13
             Directors and Executive Officers of FSP Corp.....................13

PART II.......................................................................16
   Item 5.   Market For Registrant's Common Equity, Related Stockholder
                Matters and Issuer Purchases of Equity Securities.............16
   Item 6.   Selected Financial Data..........................................18
   Item 7.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................19
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......37
   Item 8.   Financial Statements and Supplementary Data......................38
   Item 9.   Changes in and Disagreements With Accountants on Accounting
                and Financial Disclosure......................................38
   Item 9A.  Controls and Procedures..........................................38
   Item 9B.  Other information................................................39

PART III......................................................................40
   Item 10.  Directors, Executive Officers and Corporate Governance...........40
   Item 11.  Executive Compensation...........................................40
   Item 12.  Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters....................40
   Item 13.  Certain Relationships and Related Transactions, and
                Director Independence.........................................40
   Item 14.  Principal Accounting Fees and Services...........................40

PART IV.......................................................................41
   Item 15.  Exhibits, Financial Statement Schedules..........................41

SIGNATURES ...................................................................42

PART I

Item 1. Business

History

      Our company, Franklin Street Properties Corp., which we will refer to as FSP Corp. or the Company, is a Maryland corporation that operates in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes. FSP Corp. is the successor to Franklin Street Partners Limited Partnership, or the FSP Partnership, which was originally formed as a Massachusetts general partnership in January 1997 as the successor to a Massachusetts general partnership that was formed in 1981. On January 1, 2002, the FSP Partnership converted into FSP Corp., which we refer to as the conversion. As a result of this conversion, the FSP Partnership ceased to exist and we succeeded to the business of the FSP Partnership. In the conversion, each unit of both general and limited partnership interests in the FSP Partnership was converted into one share of our common stock. As a result of the conversion, we hold, directly and indirectly, 100% of the interest in three former subsidiaries of the FSP Partnership: FSP Investments LLC, FSP Property Management LLC, and FSP Holdings LLC. We operate some of our business through these subsidiaries.

      On June 1, 2003, we acquired 13 real estate investment trusts by merger. In these mergers, we issued 25,000,091 shares of our common stock to holders of preferred stock in these REITs. As a result of these mergers, we now hold all of the assets previously held by these REITs.

      On April 30, 2005, we acquired four real estate investment trusts by merger, which we refer to as the 2005 Target REITs. In these mergers we issued 10,894,994 shares of common stock to holders of preferred stock in the 2005 Target REITs. As a result of these mergers, we now hold all of the assets previously held by the 2005 Target REITs.

      On June 2, 2005, we began trading our common stock on the American Stock Exchange under the symbol "FSP".

      On April 30, 2006, we acquired five real estate investment trusts by merger, which we will refer to as the 2006 Target REITs. In these mergers we issued 10,971,697 shares of common stock to holders of preferred stock in the 2006 Target REITs. As a result of these mergers, we now hold all of the assets previously held by the 2006 Target REITs.

Our Business

      We operate in two business segments and have two principal sources of revenue:

      o Real estate operations, including real estate leasing, interim acquisition financing, development and asset/property management, which generate rental income, loan origination fees and interest income, development fees and management fees, respectively.
      o     Investment banking/investment services, which generate brokerage commissions and other fees related to the organization of
            single-purpose entities that own real estate and the private placement of equity in those entities. We refer to these entities which are organized as corporations and operated in a manner intended to qualify as real estate investment trusts, as Sponsored REITs. Previously these entities were called Sponsored Entities and were organized as partnerships.

      We also pursue on a selective basis the sale of our properties to take advantage of the value creation and demand for our properties, or for geographic or property specific reasons.

      See Note 3 to our consolidated financial statements for additional information regarding our business segments.

      Real Estate

      We own and operate a portfolio of real estate consisting of 29 properties as of December 31, 2006, which includes 28 office buildings and one industrial use property. In addition, we own one office building that was held for sale as of December 31, 2006, and was sold on January 31, 2007. We derive rental revenue from income paid to us by tenants of these properties. From time-to-time we dispose of properties generating gains or losses in an ongoing effort to improve and upgrade our portfolio. See Item 2 of this Annual Report on Form 10-K for more information about our properties.

      FSP Corp. typically makes a loan to each Sponsored REIT which is secured by a mortgage on the borrower's real estate. The loans produce revenue in the form of interest and loan origination fees payable to FSP Corp. These loans typically are repaid out of the proceeds of the borrower's equity offering.

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

      Investment Banking/Investment Services

      Through our subsidiary FSP Investments LLC, which acts as a real estate investment banking firm and broker/dealer, we organize Sponsored REITs, and sell equity in them through private placements exempt from registration under the Securities Act of 1933. These single-purpose entities each typically acquire a single real estate asset. FSP Investments raises capital required to equitize these entities through best efforts offerings to "accredited investors" within the meaning of Regulation D of the Securities Act. We retain 100% of the common stock interest in the Sponsored REIT, though there is virtually no economic benefit or risk subsequent to the completion of the syndication. Since 1997, FSP Investments has sponsored 46 entities, 13 of which were Sponsored Entities, and 33 of which were Sponsored REITs.

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

Investment Objectives

      Our investment objectives are to increase the cash available for distribution in the form of dividends to our stockholders and to create shareholder value by increasing revenue from rental income, any net gains from sales of properties and investment banking services. We expect that, through FSP Investments, we will continue to organize and cause the offering of Sponsored REITs in the future and that we will continue to derive investment banking/investment services income, from such activities as well as real estate revenue from loan origination fees, development fees and interest. We may also acquire additional real properties by direct cash purchase or by acquisition of Sponsored REITs, though we have no obligation to acquire or offer to acquire any Sponsored REIT in the future. In addition, we may invest in real estate by purchasing shares of preferred stock offered in the syndications of our Sponsored REITs.

      From time to time, as market conditions warrant, we may sell properties owned by us. In 2006 we sold six properties and reached an agreement to sell another property. In 2005 we sold six properties and reached an agreement to sell another property. In 2004 no properties were sold. When we sell a property, we either distribute some or all of the sale proceeds to our stockholders as a distribution or retain some or all of such proceeds for investment in real properties or other corporate activities.

      We may acquire, and have acquired, real properties in any geographic area of the United States and of any property type. We own 30 properties that are located in 15 different states. Of the 30 properties, 29 are office buildings (one of which was held for sale and was sold on January 31, 2007), and one is an industrial property. See Item 2 of this Annual Report on Form 10-K.

      We rely on the following principles in selecting real properties for acquisition by a Sponsored REIT or FSP Corp. and managing them after acquisition:

      o we seek to buy or develop investment properties at a price which produces value for investors and avoid overpaying for real estate merely to outbid competitors;
      o we seek to buy or develop properties in excellent locations with substantial infrastructure in place around them and avoid investing in locations where the future construction of such infrastructure is speculative;
      o we seek to buy or develop properties that are well-constructed and designed to appeal to a broad base of users and avoid properties where quality has been sacrificed to cost savings in construction or which appeal only to a narrow group of users;
      o we aggressively manage, maintain and upgrade our properties and refuse to neglect or undercapitalize management, maintenance and capital improvement programs; and
      o we believe that we have the ability to hold properties through down cycles and avoid leveraging properties and placing them at risk of foreclosure; as of February 21, 2007, none of our 29 properties was subject to mortgage debt, though we note that two Sponsored REITs organized by us are subject to mortgage debt.

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

Competition

      With respect to our real estate investments, we face competition in each of the markets where the properties are located. In order to establish, maintain or increase the rental revenues for a property, it must be competitive on location, cost and amenities with other buildings of similar use. Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services. On the other hand, some of our competitors may be smaller or have less fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level. In markets where there is not currently significant existing property competition, our competitors may decide to enter the market and build new buildings to compete with our existing projects or those in a development stage. Our competition is not only with other developers, but also with property users who choose to own their building or a portion of the building in the form of an office condominium, and larger market forces (including changes in interest rates and tax treatment) and individual decisions beyond our control may affect our ability to compete with those forms of ownership.

      With respect to our investment banking and investment services business, we face competition for investment dollars from every other kind of investment, including stocks, bonds, mutual funds, exchange traded funds and other real-estate related investments, including other REITs. Some of our competitors have significantly more resources than we do and are able to advertise their investment products. Because the offerings of the Sponsored REITs are made pursuant to an exemption from registration under the Securities Act, FSP Investments may not advertise the Sponsored REITs or otherwise engage in any general solicitation of investors to purchase interests in the Sponsored REITs, which may affect our ability to compete for investment dollars. In addition, because we offer the Sponsored REITs only to accredited investors, our pool of potential investment clients is smaller than that available to some other financial institutions.

Employees

      We had 37 full time and 1 part-time employees as of December 31, 2006.

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

      Reports and other information concerning us may also be obtained electronically through a variety of databases, including, among others, the Electronic Data Gathering, Analysis, and Retrieval (EDGAR) program, Knight-Ridder Information Inc., Federal Filing/Dow Jones and Lexis/Nexis.

      We will voluntarily provide paper copies of our filings and code of ethics upon written request received at the address on the cover of this Annual Report on Form 10-K, free of charge.

Item 1A. Risk Factors

      The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time-to-time.

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

      Growth in our investment banking/investment services business and our portfolio of real estate is dependent on the ability of our acquisition executives to find properties for sale and/or development which meet our investment criteria. To the extent they fail to find such properties, we will be unable to syndicate offerings of Sponsored REITs to investors, and this segment of our business could have lower revenue, and we would be unable to increase the size of our portfolio of real estate, which would reduce the cash available for distribution to our stockholders.

If we are unable to fully syndicate a Sponsored REIT, we may be required to keep a balance outstanding on our line of credit or use our cash balance to repay our line of credit, which may reduce cash available for distribution to our stockholders.

      We typically draw on our line of credit to make an interim mortgage loan to a Sponsored REIT, so that it can acquire real property prior to the consummation of the offering of its equity interests; this interim loan is typically secured by a first mortgage against the real property acquired by the Sponsored REIT. Once the offering has been completed, the Sponsored REIT typically repays the loan out of the offering proceeds. If we are unable to fully syndicate a Sponsored REIT, the Sponsored REIT could be unable to fully repay the loan, and we would have to satisfy our obligation under our line of credit through other means. If we are required to use cash for this purpose, we would have less cash available for distribution to our stockholders.

A default under our line of credit could have a material adverse effect on the cash available for distribution to our stockholders and would limit our growth.

      We typically draw on our line of credit to make an interim mortgage loan to a Sponsored REIT, so that the Sponsored REIT can acquire real property prior to the consummation of the offering of such Sponsored REIT's equity interests. Once the offering has been completed, the Sponsored REIT typically repays the loan out of the offering proceeds. We also may use the line of credit to purchase properties directly for our real estate portfolio. A default under our line of credit could result in difficulty financing growth in both the investment banking/investment services and real estate segments of our business. It could also result in a reduction in the cash available for distribution to our stockholders because revenue for our investment banking/investment services segment is directly related to the amount of equity raised by Sponsored REITs which we syndicate. In addition, a significant part of our growth strategy is to acquire additional real properties by cash purchase or by acquisition of Sponsored REITs, and the inability to utilize the line of credit would make it substantially more difficult to pursue acquisitions by either method. To the extent we have a balance outstanding on the line of credit on the date of its default, we would have to satisfy our obligation through other means. If we are required to use cash for this purpose, we would have less cash available for distribution to our stockholders.

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

We are dependent on key personnel.

      We depend on the efforts of George J. Carter, our President and Chief Executive Officer and a Director; Barbara J. Fournier, our Chief Operating Officer, Treasurer, Secretary, a Vice President and a Director; John G. Demeritt, our Chief Financial Officer; Janet Prier Notopoulos, a Vice President and a Director; R. Scott MacPhee, an Executive Vice President; and William W. Gribbell, an Executive Vice President. If any of our executive officers were to resign, our operations could be adversely affected. We do not have employment agreements with any of our executive officers.

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

      As of February 21, 2007, we owned 29 properties. Some or all of these properties may decline in value. To the extent our real properties decline in value, our stockholders could lose some or all the value of their investments. The value of our common stock may be adversely affected if the real properties held by us decline in value since these real properties represent the majority of the tangible assets held by us. Moreover, if we are forced to sell or lease the real property held by us below its initial purchase price or its carrying costs or if we are forced to lease real property at below market rates because of the condition of the property, our results of operations would be adversely affected and such negative results of operations may result in lower dividends being paid to holders of our common stock.

New acquisitions may fail to perform as expected.

      We may acquire new properties, whether by direct FSP Corp. purchase with cash or our line of credit, by acquisition of Sponsored REITs or other entities by cash or through the issuance of shares of our stock or by investment in a Sponsored REIT. We acquired the four 2005 Target REITs and the properties they own on April 30, 2005, a property in Colorado in February 2005, another property in Indiana in July 2005 and another property in Texas in February 2006. We also acquired the five 2006 Target REITs and the properties they own on April 30, 2006, a property in Georgia in June 2006 and a property in Colorado in December 2006. Newly acquired properties may fail to perform as expected, in which case, our results of operations could be adversely affected.

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

      When leases expire, we will incur expenses and may not be able to re-lease the space on the same terms. Certain leases provide tenants the right to terminate early if they pay a fee. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce distributions to our stockholders. Typical lease terms range from five to ten years, so up to approximately 20% of our rental revenue from commercial properties could be expected to expire each year.

We face risks from geographic concentration.

      The properties in our portfolio as of December 31, 2006, by aggregate square footage, are distributed geographically as follows: Southwest - 27%, Northeast - 12%, Midwest - 19%, West - 24% and Southeast - 18%. However, within certain of those regions, we hold a larger concentration of our properties in Dallas, Texas - 18%, Greater Denver, Colorado - 13%, Atlanta, Georgia - 11% and Houston, Texas - 8%. We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions.

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

There is limited potential for revenue to increase from an increase in leased space in our properties.

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

      We carry, or our tenants carry, comprehensive liability, fire and extended coverage with respect to each of our properties, with policy specification and insured limits customarily carried for similar properties. There are, however, certain types of losses that may be either uninsurable or not economically insurable. Should an uninsured material loss occur, we could lose both capital invested in the property and anticipated profits.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

      Set forth below is information regarding our properties as of December 31, 2006:

                                 Date of
                                 Purchase or
                                 Merged
                                 Entity                        Percent       Approx.
                                 Date of        Approx.        Leased as     Number
Property Location                Purchase       Square Feet    of 12/31/06   of Tenants  Major Tenants(1)
-----------------                --------       -----------    -----------   ----------  -------------

Office
------

1515 Mockingbird Lane                7/1/97         109,550         88%           72     Primary PhysicianCare
Charlotte, NC 28209

678-686 Hillview Drive               3/9/99         36,288          100%          1      Headway
Milpitas, CA 95035                                                                       Technologies, Inc.

600 Forest Point Circle              7/8/99         62,212          87%           2      American Nat'l Red Cross
Charlotte, NC  28273                                                                     Cellco Partnership
                                                                                         d/b/a Verizon Wireless

18000 W. Nine Mile Rd.               9/30/99        215,306         91%           6      Int'l Business Machines Corp.
Southfield, MI 48075

11211 Taylor Draper Lane            12/29/99        68,533          90%           9      TriActive, Inc.
Austin, TX 78759                                                                         CACI Technologies, Tiburon, Inc.
                                                                                         State Farm Mutual Auto. Ins. Co.
                                                                                         Rodriguez Transportation Group

10 Lyberty Way                       5/23/00        104,711          0%           0      Vacant
Westford, MA 01886

17030 Goldentop Road                 9/22/00        141,405         100%          1      Northrop Grumman Corporation
San Diego, CA 92127

4820 & 4920 Centennial Blvd.         9/28/00        110,730         82%           3      Comcast of Colorado,
Colorado Springs, CO 80919                                                               Dalsa Colorado Springs,
                                                                                         AMI Semiconductor, Inc.

14151 Park Meadow Drive              3/15/01        134,850         100%          1      CACI, Inc.-Federal
Chantilly, VA 20151

1370 & 1390 Timberlake               5/24/01        232,722         95%           4      RGA Reinsurance Company
Manor Parkway,                                                                           AMDOCS, Inc.
Chesterfield, MO 63017

                                 Date of
                                 Purchase or
                                 Merged
                                 Entity                        Percent       Approx.
                                 Date of        Approx.        Leased as     Number
Property Location                Purchase       Square Feet    of 12/31/06   of Tenants  Major Tenants(1)
-----------------                --------       -----------    -----------   ----------  -------------

501 & 505 South 336th Street         9/14/01        117,227          0%           0      Vacant
Federal Way, WA 98003

50 Northwest Point Rd.               12/5/01        176,848         100%          1      Citicorp Credit Services
Elk Grove Village, IL 60005

1350 Timberlake Manor                3/4/02         116,312         95%           7      RGA Reinsurance Company
Parkway                                                                                  Metropolitan Life Ins. Company
Chesterfield, MO 63017                                                                   Wachovia Securities, LLC
                                                                                         McLeod USA Telecom Svcs.

16285 Park Ten Place                 6/27/02        155,715         100%          5      Mustang Engineering, LP
Houston, TX 77084                                                                        & TMI, Inc. a/k/a Trendmaker
                                                                                         Homes

2730 - 2760 Junction Avenue          8/27/02        145,951        19.1%          1      Techwell, Inc. (2)
408-410 East Plumeria
San Jose, CA 95134

15601 Dallas Parkway                09/30/02        293,787         100%          11     The Staubach Company
Addison, TX 75001                                                                        Behringer Harvard Holdings, LLC
                                                                                         Credit Solutions of America, Inc.
                                                                                         Noble Royalties, Inc.
                                                                                         Systemware Professional Serv.

11680 Great Oaks Way                 1/30/03        161,366         96%           4      AXIS Specialty Insurance
Alpharetta, GA 30022                                                                     Hagemeyer North America, Inc.

1500 & 1600 Greenville Ave.          3/3/03         298,766         100%          2      Tektronix Texas, LLC
Richardson, TX 75080                                                                     Argo Data Resource Corporation.

6500 & 6560 Greenwood Plaza          2/24/05        199,077         100%          1      Sybase, Inc.
Englewood, CO 80111

3815-3925 River Crossing Pkwy        7/6/05         205,059         99%           21     Crowe Chizek & Company, LLP
Indianapolis, IN 46240                                                                   Somerset Financial Services, LLC
                                                                                         The College Network, Inc.

5055 & 5057 Keller Springs Rd.       2/24/06        218,934         96%           23     THC Liberty, Ltd.
Addison, TX 75001

                                 Date of
                                 Purchase or
                                 Merged
                                 Entity                        Percent       Approx.
                                 Date of        Approx.        Leased as     Number
Property Location                Purchase       Square Feet    of 12/31/06   of Tenants  Major Tenants(1)
-----------------                --------       -----------    -----------   ----------  -------------

2740 North Dallas Parkway           12/15/00        116,622         92%           8      Quadrem US, Inc.
Plano, TX 75093                                                                          Bluegreen Vacations Unlimited
                                                                                         Activant, Masergy Comm.
5505 Blue Lagoon Drive               11/6/03        212,619         100%          1      Burger King Corp.
Miami, FL 33126

5620, 5640 Cox Road                  7/16/03        297,789         100%          1      Capital One Services, Inc.
Glen Allen, VA 23060

1293 Eldridge Parkway                1/16/04        248,399         100%          1      CITGO Petroleum
Houston, TX 77077

380 Interlocken Crescent             8/15/03        240,184         64%           7      Cooley Godward LLP
Broomfield, CO 80021                                                                     Montgomery Watson Americas

3625 Cumberland Boulevard            6/22/06        387,267         94%           30     Corporate Holdings, LLC
Atlanta, GA 30339                                                                        Century Business Svcs.

390 Interlocken Crescent            12/21/06        241,516         90%           15     MSI, Vail Corp.
Broomfield, CO 80021                                                                     Leopard Communications, Inc.

                                                ----------------
Sub Total Office                                   5,049,745
                                                ----------------

Industrial
----------

8730 Bollman Place                  12/14/99        98,745          100%          1      Maines Paper and
Savage (Jessup), MD 20794                                                                Foodservice, Inc.

                                                ----------------
Sub Total Industrial                                98,745
                                                ----------------

Grand Total  (Assets with
Ongoing Operations)                                5,148,490
                                                ----------------

Asset held for sale
-------------------

33 & 37 Villa Road                   3/1/98         144,029         50%           19     Concentrix Corp
Greenville, SC 29615

                                                ----------------
Sub Total Asset Held for Sale                       144,029

                                                ----------------
Grand Total                                        5,292,519
                                                ================

----------
(1) Major tenants are tenants who occupy 10% or more of the space in an individual property.
(2) The Novellus lease at 2730-2760 Junction Avenue and 408-410 East Plumeria in San Jose, CA expired on 12/31/06, leaving a subtenant, Techwell, Inc., occupying only 19% of the space on a direct lease as of January 1, 2007.

All of the properties listed above are owned by us. None of our properties are subject to any mortgage loans. We have no material undeveloped or unimproved properties, or proposed programs for material renovation, improvement or development. We believe that our properties are adequately covered by insurance as of December 31, 2006.

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

      Directors and Executive Officers of FSP Corp.

The following table sets forth the names, ages and positions of all our directors and executive officers as of February 21, 2007.

                  Name                         Age                                Position
                  ----                         ---                                --------

George J. Carter (5)                           58       President, Chief Executive Officer and Director

Barbara J. Fournier (4)                        51       Vice President, Chief Operating Officer, Treasurer, Secretary
                                                        and Director

Barry Silverstein (1) (2) (4)                  73       Director

Dennis J. McGillicuddy (1) (2) (3)             65       Director

Georgia Murray (1) (2) (5)                     56       Director

John N. Burke (1) (2) (4)                      45       Director

John G. Demeritt                               46       Chief Financial Officer

William W. Gribbell                            47       Executive Vice President

R. Scott MacPhee                               49       Executive Vice President

Janet Prier Notopoulos (3)                     59       Vice President and Director

----------
(1)   Member of the Audit Committee
(2)   Member of the Compensation Committee
(3)   Class I Director
(4)   Class II Director
(5)   Class III Director

      George J. Carter, age 58, is President, Chief Executive Officer and a Director of FSP Corp. and is responsible for all aspects of the business of FSP Corp. and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. Prior to the conversion, he was President of the general partner of the FSP Partnership (the "General Partner") and was responsible for all aspects of the business of the FSP Partnership and its affiliates. From 1992 through 1996 he was President of Boston Financial Securities, Inc. ("Boston Financial"). Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing of First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.). Mr. Carter is a NASD General Securities Principal (Series 24) and holds a NASD Series 7 general securities license.

      Barbara J. Fournier, age 51, is the Vice President, Chief Operating Officer, Treasurer, Secretary and a Director of FSP Corp. In addition, Ms. Fournier has as her primary responsibility, together with Mr. Carter, the management of all operating business affairs of FSP Corp. and its affiliates. Ms. Fournier was the Principal Financial Officer until March 2005. Prior to the conversion, Ms. Fournier was the Vice President, Chief Operating Officer, Treasurer and Secretary of the General Partner. From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial. Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group. From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities; including Office Manager, Securities Operations and Partnership Administration. Ms. Fournier attended Northeastern University and the New York Institute of Finance. Ms. Fournier is a NASD General Securities Principal (Series 24). She also holds other NASD supervisory licenses including Series 4 and Series 53, and a NASD Series 7 general securities license.

      Barry Silverstein, age 73, has been a Director of the Company since May 2002. Mr. Silverstein took his law degree from Yale University in 1957 and subsequently held positions as attorney/officer/director of various privately-held manufacturing companies in Chicago, Illinois. In 1964, he moved to Florida to manage his own portfolio and to teach at the University of Florida Law School. In 1968, Mr. Silverstein became the principal founder and shareholder in Coaxial Communications, a cable television company. In 1998 and 1999, Coaxial sold its cable systems. Since January 2001, Mr. Silverstein has been a private investor.

      Dennis J. McGillicuddy, age 65, has been a Director of the Company since May 2002. Mr. McGillicuddy graduated from the University of Florida with a B.A. degree and from the University of Florida Law School with a J.D. degree. In 1968, Mr. McGillicuddy joined Barry Silverstein in founding Coaxial Communications, a cable television company. In 1998 and 1999, Coaxial sold its cable systems. Mr. McGillicuddy has served on the boards of various charitable organizations. He is currently president of the Board of Trustees of Florida Studio Theater, a professional non-profit theater organization, and he serves as a Co-Chair, together with his wife, of Embracing Our Differences, an annual month long art exhibit that promotes the values of diversity and inclusion. Also, Mr. McGillicuddy is an officer and board member of The Florida Winefest and Auction Inc., a Sarasota-based charity, which provides funding for programs of local charities that deal with disadvantaged children and their families.

      Georgia Murray, age 56, has been a Director of the Company since April 2005 and Chair of the Compensation Committee since October 2006. Ms. Murray is retired from Lend Lease Real Estate Investments, Inc., where she served as a Principal from November 1999 until May 2000. From 1987 through October 1999, Ms. Murray served as Senior Vice President and Director of The Boston Financial Group, Inc. Boston Financial was an affiliate of the Boston Financial Group, Inc. She is a member of the Urban Land Institute and a past President of the Multifamily Housing Institute. She previously served on the Board of Directors of the Capital Crossing Bank, Boston, Massachusetts. She serves on the boards of numerous non-profit entities. Ms. Murray is a graduate of Newton College.

      John N. Burke, age 45, has been a Director of the Company and Chair of the Audit Committee since June 2004. Prior to staring his own accounting, tax and consulting firm in January 2003, he was an Assurance Partner in the Boston office of BDO Seidman, LLP, an international accounting and consulting firm. From 1987 to 2003, Mr. Burke served several private and publicly traded real estate clients at BDO Seidman, LLP and assisted companies with initial public offerings, private equity and debt financings and merger and acquisition transactions. Mr. Burke's consulting experience includes SEC reporting matters, compliance with Sarbanes-Oxley, tax and business planning and evaluation of internal controls and management information systems. Mr. Burke is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Burke holds a Master's of Science in Taxation and studied undergraduate accounting and finance at Bentley College.

      John G. Demeritt, age 46, has been the Chief Financial Officer since March 2005 and previously was Senior Vice President, Finance and Principal Accounting Officer of FSP Corp. Prior to joining the Company in September 2004, Mr. Demeritt was a Manager with Vitale Caturano & Company, Ltd., an independent accounting firm where he focused on Sarbanes Oxley compliance. Previously, from March 2002 to March 2004 he provided consulting services to public and private companies where he focused on SEC filings, evaluation of business processes and acquisition integration. During 2001 and 2002 he was Vice President of Financial Planning & Analysis at Cabot Industrial Trust, a publicly traded real estate investment trust, which was acquired by CalWest in December 2001. From October 1995 to December 2000 he was Controller and Officer of The Meditrust Companies, a publicly traded real estate investment trust (formerly known as the The La Quinta Companies, which was then acquired by the Blackstone Group), where he was involved with a number of merger and financing transactions. Prior to that, from 1986 to 1995 he had financial and accounting responsibilities at three other public companies, and was previously associated with Laventhol & Horwath, an independent accounting firm from 1983 to 1986. Mr. Demeritt is a Certified Public Accountant and holds a Bachelor of Science degree from Babson College.

      William W. Gribbell, age 47, is an Executive Vice President of FSP Corp. and has as his primary responsibility the direct equity placement of the Sponsored REITs. Prior to the conversion, Mr. Gribbell was an Executive Vice President of the General Partner. From 1993 through 1996 he was an executive officer of Boston Financial. From 1989 to 1993 Mr. Gribbell worked at Winthrop Financial Associates. Mr. Gribbell is a graduate of Boston University (B.A.). Mr. Gribbell holds a NASD Series 7 general securities license.

      R. Scott MacPhee, age 49, is an Executive Vice President of FSP Corp. and has as his primary responsibility the direct equity placement of the Sponsored REITs. Prior to the conversion, Mr. MacPhee was an Executive Vice President of the General Partner. From 1993 through 1996 he was an executive officer of Boston Financial. From 1985 to 1993 Mr. MacPhee worked at Winthrop Financial Associates. Mr. MacPhee attended American International College. Mr. MacPhee holds a NASD Series 7 general securities license.

      Janet Prier Notopoulos, age 59, is a Vice President and a Director of FSP Corp. and President of FSP Property Management and has as her primary responsibility the oversight of the management of the real estate assets of FSP Corp. and its affiliates. Prior to the conversion, Ms. Notopoulos was a Vice President of the General Partner. Prior to joining the FSP Partnership in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients. From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company. Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar. Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

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

                                                   Range
             Three Months                 ------------------------
                 Ended                      High             Low
                 -----                      ----             ---
           December 31, 2006              $ 21.05         $ 19.55
           September 30, 2006             $ 20.29         $ 18.36
           June 30, 2006                  $ 21.98         $ 19.68
           March 31, 2006                 $ 21.85         $ 19.95

           December 31, 2005              $ 21.39         $ 15.84
           September 30, 2005             $ 20.51         $ 16.00
           June 30, 2005                  $ 22.00         $ 18.00

As of February 21, 2007, there were 5,975 holders of record of our common stock.

On January 19, 2007 we declared a dividend of $0.31 per share of our common stock payable to stockholders of record as of January 31, 2007 that was paid on February 20, 2007. Set forth below are the distributions per share of common stock made by FSP Corp. in each quarter since 2004.

                  Quarter           Distribution Per Share of
                   Ended            Common Stock of FSP Corp.
                   -----            -------------------------
            December 31, 2006                 $0.31
            September 30, 2006                $0.31
            June 30, 2006                     $0.31
            March 31, 2006                    $0.31
            December 31, 2005                 $0.31
            September 30, 2005                $0.21
            June 30, 2005                     $0.41
            March 31, 2005                    $0.31
            December 31, 2004                 $0.31
            September 30, 2004                $0.31
            June 30, 2004                     $0.31
            March 31, 2004                    $0.31

While not guaranteed, we expect that cash dividends on our common stock comparable to our most recent quarterly dividend will continue to be paid in the future.

The following table provides information about purchases by Franklin Street Properties Corp. during the quarter ended December 31, 2006 of its common stock:

                      ISSUER PURCHASES OF EQUITY SECURITIES

------------------------------------------------------------------------------------------------------------------
                                (a)                  (b)                  (c)                     (d)
                                                                                           Maximum Number (or
                                                                    Total Number of    Approximate Dollar Value)
                                                                   Shares (or Units)   of Shares (or Units) that
                                                                   Purchased as Part      May Yet Be Purchased
                          Total Number of                             of Publicly          Under the Plans or
                         Shares (or Units)    Average Price Paid   Announced Plans or           Programs
Period                   Purchased (1) (2)   per Share (or Unit)    Programs (1) (2)            (1) (2)
------------------------------------------------------------------------------------------------------------------
10/01/06-10/31/06                0                   N/A                   0                  $21,008,101
------------------------------------------------------------------------------------------------------------------
11/01/06-11/30/06                0                   N/A                   0                  $21,008,101
------------------------------------------------------------------------------------------------------------------
12/01/06-12/31/06                0                   N/A                   0                  $21,008,101
------------------------------------------------------------------------------------------------------------------
Total:                           0                   N/A                   0                  $21,008,101
------------------------------------------------------------------------------------------------------------------

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

      (2) On October 28, 2005 FSP Corp. announced that the Board of Directors of FSP Corp. had authorized the repurchase of up to $35 million of the Company's common stock from time to time in the open market or in privately negotiated transactions. The stock repurchase authorization expires at the earlier of (i) November 1, 2007 or (ii) a determination by the Board of Directors of FSP Corp. to discontinue repurchases.

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

                                                                  Year Ended December 31,
                                                  ---------------------------------------------------------
                                                     2006        2005       2004        2003        2002
                                                  ---------   ---------   ---------   ---------   ---------
(In thousands, except per share or unit amounts)

Operating Data:
Total revenue                                     $ 114,368   $  78,180   $  69,462   $  55,930   $  36,635
Income from:
Continuing operations                                43,999      31,892      34,064      28,079      17,821
Discontinued operations                               5,492      12,731      13,699      11,939       9,491
Gain on sale of properties                           61,438      30,493          --       6,362          --
                                                  ---------   ---------   ---------   ---------   ---------
Net income                                          110,929      75,116      47,763      46,380      27,312

Basic and diluted income per share:
Continuing operations                                  0.66        0.56        0.69        0.72        0.72
Discontinued operations                                0.08        0.22        0.27        0.30        0.39
Gain on sale of properties                             0.91        0.54          --        0.16          --
                                                  ---------   ---------   ---------   ---------   ---------
Total                                                  1.65        1.32        0.96        1.18        1.11

Distributions declared per
share outstanding (1):                                 1.24        1.24        1.24        1.36        1.24

                                                                     As of December 31,
                                                  ---------------------------------------------------------
                                                     2006        2005        2004        2003        2002
                                                  ---------   ---------   ---------   ---------   ---------
Balance Sheet Data:
Total assets                                      $ 955,317   $ 677,173   $ 573,111   $ 528,529   $ 201,936
Total liabilities                                    33,355      15,590      70,023      11,674       4,771
Total shareholders'/partners capital                921,962     661,583     503,088     516,855     197,165

      (1) In 2003 a special dividend of $0.12 per share was paid relating to the sale of two residential properties.

      The 2006, 2005 and 2003 financial statements reflect acquisition by merger of 5, 4 and 13 Sponsored REITs, respectively. Prior to their acquisition, FSP Corp. held a non-controlling common interest with virtually no economic benefits or risks in these REITs, and a preferred interest in one of the 2006 Target REITs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation changes in economic conditions in the markets in which we own properties, changes in the demand by investors for investment in Sponsored REITs, risks of a lessening of demand for the types of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. See "Risk Factors" in
Item 1A. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

      FSP Corp. or the Company, operates in two business segments: real estate operations and investment banking/investment services. The real estate operations segment involves real estate rental operations, leasing, interim acquisition financing, development services, asset/property management services, property acquisitions and dispositions. The investment banking/investment services segment involves the structuring of real estate investments and broker/dealer services that include the organization of Sponsored REITs, the acquisition and development of real estate on behalf of Sponsored REITs and the raising of capital to equitize the Sponsored REITs through sale of preferred stock in private placements.

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

Trends and Uncertainties

      Real Estate Operations

      Our property operations during the fourth quarter of 2006 produced profit results that were generally in line with management's expectations. We believed 2006 would be a mixed year for real estate rental operations especially in the office sector, which is our primary property type. In fact, 2006 showed some modest improvement in occupancy, but little rental rate movement in most real estate markets that we are in around the country. In most of our office markets, occupancy rates increased 1%-1.5% and sublease inventory continued to decrease. The general economy did continue to improve in 2006, and management believes that 2007 may continue the positive trend and show legitimate broad-based improvement in real estate operating fundamentals, particularly in the office markets in which we are involved. Nevertheless, assuming a normal cyclical continuation of the current U.S. economic expansion, it is likely to take at least one more year for office occupancies and rents to reach levels that were prevalent in 1999, 2000, and 2001.

      The portfolio was approximately 89% leased at December 31, 2006 excluding leases expiring on that date. Approximately 10% of the square footage in our real estate portfolio has leases that are scheduled to expire in 2007 as compared to 17% that was scheduled to expire in 2006. We cannot predict when existing vacancy will be leased or if existing tenants with expiring leases will renew their leases or what the terms and conditions of the lease renewals will be, although we expect to renew or sign new leases at current market rates for the locations in which the buildings are located, which in some cases will be below the expiring rental rates.

      Discontinued Operations and Property Dispositions

      During the year ended December 31, 2006, the Company disposed of one apartment property and five commercial properties. The apartment property is located in Katy, Texas. The five commercial properties are located in Santa Clara, California, Fairfax and Herndon, Virginia and North Andover and Peabody, Massachusetts. An agreement was also reached to sell an office property in Greenville, South Carolina, which was sold on January 31, 2007. During the year ended December 31, 2005, the Company disposed of three apartment properties and three commercial properties. The three apartment properties included two that are located in Houston, Texas; and one in Baton Rouge, Louisiana. The three commercial properties are located in Folsom, California, Columbia, Maryland and San Diego, California. Accordingly, as of December 31, 2006 the South Carolina property is held for sale and is classified as such on our financial statements. The operating results for these real estate assets have been reflected as discontinued operations in the financial statements for the years ended December 31, 2006, 2005 and 2004.

      We continue to evaluate our portfolio, and in the future may decide to dispose of additional properties from time-to-time in the ordinary course of business.

      Investment Banking/Investment Services

      Unlike our real estate operations business, which provides a rental revenue stream which is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature. The Sponsored REIT syndications completed this year and the related amount of equity raised in 2006 were above our expectations. Future business in this area, while always uncertain, is becoming more encouraging to us than in the past two years.

      Our property acquisition executives continue to be concerned about high valuation levels for prime commercial investment real estate. It appears that a combination of factors, including low interest rates, a growing general economy and substantially increased capital allocation to real estate assets is increasing prices on many properties we would have an interest in acquiring. This upward pressure on prices is causing capitalization rates to fall and prices per square foot to rise. Specifically, our acquisition executives have a challenge identifying enough property at a price acceptable under our investment criteria to grow our overall investment banking/investment services business. Higher revenues from this business increased Net Income and Adjusted Funds From Operations (AFFO) during 2006. As 2007 begins, valuation levels for many top quality investment properties remain at historically high levels, with significant competition from a variety of capital sources to acquire them. We continue to rely solely on our in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time (i.e., invest in a Sponsored REIT). We also continue to evaluate whether our in-house sales force is capable, either through our existing client base or through new clients, of raising sufficient investment capital in Sponsored REITs to achieve future performance objectives.

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

      Depreciation Expense

      We compute depreciation expense using the straight-line method over estimated useful lives of up to 39 years for buildings and improvements, and up to 15 years for personal property. Costs incurred in connection with leasing (primarily tenant improvements and leasing commissions) are capitalized and amortized over the lease period. The allocated cost of land is not depreciated. The capitalized above-market lease values (included in acquired real estate leases in our consolidated balance sheets) are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases. The value of above or below-market leases is amortized over the remaining non-cancelable periods of the respective leases. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is also amortized over the remaining non-cancelable periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. Inappropriate allocation of acquisition costs, or incorrect estimates of useful lives, could result in depreciation and amortization expenses which do not appropriately reflect the allocation of our capital expenditures over future periods, as is required by generally accepted accounting principles.

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

Recent Accounting Standards

      In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have material impact on the Company's financial position, operations or cash flow.

      In June 2006, the FASB issued FASB Interpretation No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The guidance is effective for periods beginning after December 15, 2006. The adoption of this standard is not expected to have material impact on the Company's financial position, operations or cash flow.

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

      In March 2005, the FASB issued Interpretation No. 47, accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 ("FIN 47"). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 was effective for the fiscal year ending December 31, 2005. The adoption of FIN 47 did not have a material impact on the Company's financial position, results of operations or cash flows.

Results of Operations

      We operate in two business segments: Real Estate Operations and Investment Banking/Investment Services. We consider contribution from each segment in evaluating performance. Contribution includes revenue from each segment, less related expenses such as rental property operating expenses, depreciation and amortization, commissions and interest income and expense. Selling, general and administrative expenses arise primarily from corporate related expenses and costs associated with our headquarters in Wakefield, Massachusetts where both business segments are managed and can shift between the segments depending on the level of activity in each segment and other factors. Some of the more significant factors include:

      o Increases and decreases in the number of owned properties in our real estate portfolio, and the related impact of transactions such as direct acquisition and disposition of real estate assets;
      o     Increases and decreases in the number of Sponsored REITs, which are managed by the REIT, and the related impact of creating the
            Sponsored REITs;
      o Trends in the level of syndication proceeds in our investment banking segment; and
      o Increases and decreases in the level of management time related to each of our segments.

      As a result of these factors, we compare the total selling, general and administrative expenses from period-to-period as we believe it more meaningful than comparison of allocated expenses to each segment.

      The following table shows each segment for the years ended December 31, 2006 and 2005.

(in thousands)

Real Estate Operations                                         2006        2005       Change
                                                               ----        ----       ------
Revenues:
     Rental income                                          $  90,270    $ 57,693    $ 32,577
     Transaction fees                                           9,836       8,062       1,774
     Management fees and interest income from loans             2,114       1,807         307
                                                            ---------------------------------
                                                              102,220      67,562      34,658
                                                            ---------------------------------
Expenses:
     Real estate operating expenses                            20,845      12,331       8,514
     Real estate taxes and insurance                           13,220       8,568       4,652
     Depreciation and amortization                             22,699      12,371      10,328
     Interest                                                   2,448       2,997        (549)
                                                            ---------------------------------
                                                               59,212      36,267      22,945
                                                            ---------------------------------
Other items:
     Interest income                                            2,948       1,553       1,395
     Equity in earnings of non-consolidated REIT's                845       1,397        (552)
                                                            ---------------------------------
                                                                3,793       2,950         843
                                                            ---------------------------------

Contribution from real estate                                  46,801      34,245      12,556
                                                            ---------------------------------

Investment Banking/Investment Services
Revenues:
     Syndication fees                                          10,693       9,268       1,425
     Transaction fees                                           1,426       1,350          76
     Other income                                                  30          --          30
                                                            ---------------------------------
                                                               12,149      10,618       1,531
                                                            ---------------------------------
Expenses:
     Commissions                                                5,522       5,005         517
     Depreciation and amortization                                121         132         (11)
                                                            ---------------------------------
                                                                5,643       5,137         506
                                                            ---------------------------------
Other items:
     Interest income                                               49          36          13
     Taxes on income                                             (839)       (422)       (417)
                                                            ---------------------------------
                                                                 (790)       (386)       (404)
                                                            ---------------------------------

Contribution from investment banking                            5,716       5,095         621
                                                            ---------------------------------

Selling, general and administrative expenses                    8,518       7,448       1,070
                                                            ---------------------------------

     Income from continuing operations                         43,999      31,892      12,107
     Discontinued operations, less applicable income tax:
        Income from discontinued operations                     5,492      12,731      (7,239)
        Gain on sale of properties                             61,438      30,493      30,945
                                                            ---------------------------------
     Net income                                             $ 110,929    $ 75,116    $ 35,813
                                                            =================================

Comparison of the year ended December 31, 2006 to the year ended
December 31, 2005

      The real estate segment includes operating results of properties held in our real estate portfolio, commitment fee income earned on real estate loans and development fees earned for services provided. During 2005 we increased the real estate portfolio by four properties from the merger of the 2005 Target REITs and two properties by acquisitions completed during the year. We also sold six properties in the second half of 2005 and reached an agreement to sell another property, which closed in the second quarter of 2006. As a result, as of December 31, 2005 we operated 27 properties and had one property held for sale. During 2006 we acquired the five 2006 Target REITs by merger, acquired three additional properties with cash, sold six properties and reached an agreement to sell another property, which closed on January 31, 2007. As a result, as of December 31, 2006 we operated 29 properties and had one property held for sale.

Acquisitions, Mergers and Dispositions:

      In February 24, 2005 we acquired one commercial property in Colorado, on April 30, 2005 we completed the acquisition by merger of the four 2005 Target REITs, and in July 6, 2005 we acquired one commercial property in Indiana. On February 24, 2006 we acquired one commercial property in Texas, on April 30, 2006 we completed the acquisition by merger of the five 2006 Target REITs, on June 27, 2006 we acquired a commercial property in Georgia and on December 21, 2006 we acquired a commercial property in Broomfield, Colorado. The results of operations for each of the acquired or merged properties are included in our operating results as of their respective purchase or merger dates. Increases in rental revenues and expenses for the year ended December 31, 2006 as compared to the same periods in 2005 are primarily a result of the timing of these acquisitions and subsequent contribution of these acquired properties. The operating results of the twelve properties sold and the property held for sale were classified as discontinued operations in our financial statements for all periods presented.

Sales of Real Estate:

      The sales of real estate in 2006 included the following. On May 24, 2006 we sold an apartment building in Katy, Texas, and on May 31, 2006 we sold two commercial properties, one in Santa Clara, California and another in Fairfax, Virginia. On August 9, 2006 we sold a commercial property in Peabody, Massachusetts, on November 16, 2006 we sold a commercial property in Herndon, Virginia and on December 21, 2006 we sold a commercial property in North Andover, Massachusetts. As of December 31, 2006, we classified a property in Greenville, South Carolina as held-for-sale, which was sold on January 31, 2007.

Investment Banking:

      Our investment banking/investment services segment completed the syndication of two Sponsored REITs with total gross proceeds of $170.2 million in 2006 compared to three Sponsored REITs with total gross proceeds of $138.8 million in 2005. During the year ended December 31, 2004 we completed eight Sponsored REITs with total gross proceeds of $208.2 million. The $31.4 million increase in 2006 reversed the trend of declines noted in 2005, which had been attributable to difficulty in finding properties that met our investment criteria, and is discussed above in "Trends and Uncertainties - Investment Banking/Investment Services." Revenues and expenses for investment banking/investment services are directly related to the gross proceeds of these syndications.

      Overview

      Total revenues increased $36.2 million, or 46.3%, to $114.4 million for the year ended December 31, 2006 as compared to $78.2 million for the year ended December 31, 2005. Total expenses were $73.4 million for the year ended December 31, 2006, an increase of $24.5 million, or 50.2%, compared to the year ended December 31, 2005. The increase in revenue and expenses were primarily a result of acquisitions and mergers in our real estate segment discussed above and, to a lesser extent an increase in Investment Banking/Investment Services contribution in 2006 compared to 2005. Each segment is further discussed below.

      Real Estate Operations

      Contribution from the real estate segment was $46.8 million for the year ended December 31, 2006; an increase of $12.6 million, or 36.7%, compared to the year ended December 31, 2005. The increase is primarily attributable to:

      o An increase in real estate operating income of $19.4 million to $56.2 million for the year ended December 31, 2006 compared to $36.8 million for same period in 2005. We define real estate operating income as rental revenues less real estate operating expenses, real estate taxes and insurance. The increase was primarily a result of:
            o Real estate operating income from our acquisition of the four 2005 Target REITs by merger on April 30, 2005, acquisitions by direct purchase of properties in Colorado during February 2005, Indiana during July 2005, Texas during February 2006, our acquisition of the five 2006 Target REITs by merger on April 30, 2006, the acquisition of a property in Georgia in late June 2006 and the acquisition of a property in Colorado in late December 2006. Real estate operating income from acquisitions is included in current operating income. Collectively, these acquisitions resulted in an increase in real estate operating income for the year ended December 31, 2006 compared to the year ended December 31, 2005; and
            o Lease termination payments of $7.5 million during the year ended December 31, 2006, including $4.7 million from a tenant in Illinois, $1.4 million from a tenant in Colorado, $0.8 million from a tenant in California, $0.3 million from a tenant in Indiana and $0.3 million from a tenant in Texas as compared to $1.0 million during the year ended December 31, 2005, including $0.7 million from a tenant at a property in Texas, $0.2 million from a property in California and $0.1 million from a tenant in Massachusetts.
      o A decrease in interest expense of $0.5 million resulting from a lower average loan balance outstanding for syndications in process during the year ended December 31, 2006 compared to the year ended December 31, 2005. A contributing factor was the use of our cash as a source of funds to finance a portion of the syndication of FSP Phoenix Tower Corp., which was completed on September 22, 2006, and the syndication of FSP 50 South Tenth Street Corp., which was substantially completed on December 28, 2006. The decrease was partially offset by higher interest rates and loan fees in the 2006 period than the 2005 period.
      o An increase to interest income of $1.4 million during the year ended December 31, 2006, which was primarily a result of higher interest rates earned on higher average balances of cash, cash equivalents and other investments compared to the year ended December 31, 2005.
      o A $1.8 million increase in transaction (loan commitment) fees, which was principally a result of the increase in gross syndication proceeds in the year ended December 31, 2006 compared to the same period in 2005.
      o An increase in loan interest income of $0.3 million principally as a result of increased loan interest income from interim mortgages made to Sponsored REITs and increases to overall interest rates during the year ended December 31, 2006 compared to the same period in 2005.

These increases were partially offset by:

      o An increase in depreciation expense of $10.3 million to $22.7 million for the year ended December 31, 2006 as compared to $12.4 million for the same period in 2005. The increase was primarily a result of property acquisitions over the last twelve months.
      o A decrease in equity in income from non-consolidated REITs of $0.5 million, which was principally a result of the timing of investor closings on the syndications in process during the year ended December 31, 2006 compared to the syndications in process during the same period in 2005.

      Investment Banking/Investment Services

      Contribution of the investment banking/investment services segment increased $0.6 million to $5.7 million for the year ended December 31, 2006 or 12.2% compared to the year ended December 31, 2005. The increase was primarily attributable to:

      o An increase in syndication and transaction fee revenues of $1.5 million, which was primarily attributable to the increase in gross syndication proceeds from which these revenues are based.

This increase was partially offset by:

      o An increase in commission expense of $0.5 million, which relates to the increase in gross syndication proceeds; and
      o An increase in tax expense of $0.4 million to $0.8 million for the year ended December 31, 2006 as compared to $0.4 million for the year ended December 31, 2005 primarily due to a greater taxable income from the investment banking and services business in 2006 compared to 2005. During 2006 and 2005 we had an effective tax rate of 40.3%. We expect an effective tax rate of approximately 40.3% for our taxable REIT subsidiary in the future.

      Selling, general and administrative expenses

      Selling, general and administrative expenses increased $1.1 million to $8.5 million for the year ended December 31, 2006 compared to $7.4 million for the year ended December 31, 2005, which was primarily a result of compensation and other costs relating to merger, acquisition and disposition activity and monitoring and managing a larger portfolio of REITs. We had approximately 38 and 39 employees, respectively as of December 31, 2006 and 2005 at our headquarters in Wakefield, Massachusetts.

      Income from continuing operations

      Contribution from both segments, net of selling, general and administrative expenses for 2006 increased $12.1 million to $44.0 million compared to $31.9 million for the reasons discussed above.

      Discontinued operations and gain on sale of properties

      During 2006 we sold six properties, each of which was sold at gains. We also reached an agreement to sell another commercial property, located in Greenville, South Carolina, which closed on January 31, 2007 at a loss. In evaluating the Greenville, South Carolina property, we compared estimated future costs to upgrade and reposition the multi-tenant property and to lease up the building. We concluded that accepting the offer was the more prudent decision because the management time and oversight of such a project outweighed the potential future benefit.

      Accordingly, as of December 31, 2006, each of the six properties sold and the property classified as held for sale are classified as discontinued operations on our financial statements. Income from discontinued operations of the seven properties was approximately $5.5 million and $12.7 million for the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2006 we reported $61.4 million as gain on sale of properties including a provision for loss on the property held for sale. For the year ended December 31, 2005 we reported $30.5 million as net gains on sale of properties.

      During the year ended December 31, 2006 gains on sales of properties and a provision for loss from assets held for sale were recognized and are summarized below:

(dollars in thousands)                                                                                  Net
                                               City/              Property             Date of         Sales
Property Address                               State                Type                Sale          Proceeds  Gain/(Loss)
----------------                               -----                ----                ----          --------  -----------
22400 Westheimer Parkway              Katy, TX                    Apartment            May 24, 2006  $ 18,204     $ 2,373
4995 Patrick Henry Drive              Santa Clara, CA              Office              May 31, 2006     8,188       1,557
12902 Federal Systems Park Drive      Fairfax, VA                  Office              May 31, 2006    61,412      24,240
One Technology Drive                  Peabody, MA                Industrial          August 9, 2006    15,995       6,366
2251 Corporate Park Drive             Herndon, VA                  Office         November 16, 2006    58,022      27,941
451 Andover Street
   & 203 Turnpike Street              North Andover, MA            Office         December 21, 2006    11,362       3,810
                                                                                                     --------------------
Net Sales Proceeds and Gain
   on sales of real estate                                                                           $173,183      66,287
                                                                                                     ========
Provision for loss on property held for sale:
33 & 37 Villa Road                    Greenville, SC               Office          January 31, 2007                (4,849)
                                                                                                                  -------
                                                                                                                  $61,438
                                                                                                                  =======

      Net Income

      The resulting net income for the year ending December 31, 2006 was $110.9 million compared to net income of $75.1 million for the year ended December 31, 2005.

The following table shows each segment for the years ended December 31, 2005 and 2004.

(in thousands)

Real Estate Operations                                                    2005             2004            Change
                                                                          ----             ----            ------
Revenues:
     Rental income                                                     $ 57,693          $ 41,209          $ 16,484
     Transaction fees                                                     8,062            11,976            (3,914)
     Management fees and interest income from loans                       1,807               581             1,226
                                                                    -----------------------------------------------
                                                                         67,562            53,766            13,796
                                                                    -----------------------------------------------
Expenses:
     Real estate operating expenses                                      12,331             7,307             5,024
     Real estate taxes and insurance                                      8,568             5,855             2,713
     Depreciation and amortization                                       12,371             7,675             4,696
     Interest                                                             2,997             1,527             1,470
                                                                    -----------------------------------------------
                                                                         36,267            22,364            13,903
                                                                    -----------------------------------------------
Other items:
     Interest income                                                      1,553               818               735
     Equity in earnings of non-consolidated REIT's                        1,397               620               777
                                                                    -----------------------------------------------
                                                                          2,950             1,438             1,512
                                                                    -----------------------------------------------

Contribution from real estate                                            34,245            32,840             1,405
                                                                    -----------------------------------------------

Investment Banking/Investment Services
Revenues:
     Syndication fees                                                     9,268            13,579            (4,311)
     Transaction fees                                                     1,350             2,117              (767)
                                                                    -----------------------------------------------
                                                                         10,618            15,696            (5,078)
                                                                    -----------------------------------------------
Expenses:
     Commissions                                                          5,005             6,959            (1,954)
     Depreciation and amortization                                          132               147               (15)
                                                                    -----------------------------------------------
                                                                          5,137             7,106            (1,969)
                                                                    -----------------------------------------------
Other items:
     Interest income                                                         36                46               (10)
     Taxes on income                                                       (422)           (1,725)            1,303
                                                                    -----------------------------------------------
                                                                           (386)           (1,679)            1,293
                                                                    -----------------------------------------------

Contribution from investment banking                                      5,095             6,911            (1,816)
                                                                    -----------------------------------------------

Selling, general and administrative expenses                              7,447             5,687             1,760
                                                                    -----------------------------------------------

     Income from continuing operations                                   31,893            34,064            (2,171)
        Discontinued operations, less applicable income tax:
        Income from discontinued operations                              12,730            13,699              (969)
        Gain on sale of properties                                       30,493                --            30,493
                                                                    -----------------------------------------------
     Net income                                                        $ 75,116          $ 47,763          $ 27,353
                                                                    ===============================================

Comparison of the year ended December 31, 2005 to the year ended
December 31, 2004

      The real estate segment includes operating results of properties held in our real estate portfolio, commitment fee income earned on real estate loans and development fees earned for services provided. During 2004 we operated 28 properties for the full year and there were no acquisitions, mergers or property sales. During 2005 we increased the real estate portfolio by four properties from a merger of the 2005 Target REITs and two properties by acquisitions completed during the year. We also sold six properties in the second half of 2005. During 2006 we sold six properties and reached an agreement to sell another property, which is held for sale and was closed on January 31, 2007. Consequently, as of December 31, 2005 we operated 27 properties, of which 7 were subsequently sold. All of the properties sold or held for sale are classified as discontinued operations in our financial statements for all periods presented.

Acquisitions, Mergers and Dispositions:

      In February 2005 we acquired one commercial property in Colorado, on April 30, 2005 we completed the acquisition by merger of the 2005 Target REITs, and in July 2005 we acquired one commercial property in Indiana. The results of operations for each of the acquired or merged properties are included in our operating results as of their respective purchase date or the merger date of April 30, 2005. Increases in rental revenues and expenses for the year ended December 31, 2005 as compared to 2004 are primarily a result of these acquisitions and the merger. The operating results of the 12 properties sold and the property held for sale were classified as discontinued operations in our financial statements for all periods presented.

Sales of Real Estate:

      The 2006 sales, which affect the 2005 and 2004 presentation included the following. On May 24, 2006 we sold an apartment building in Katy, Texas, and on May 31, 2006 we sold two commercial properties, one in Santa Clara, California and another in Fairfax, Virginia. On August 9, 2006 we sold a commercial property in Peabody, Massachusetts, and on November 16, 2006 we sold a commercial property in Herndon, Virginia and on December 21, 2006 we sold a commercial property in North Andover, Massachusetts. As of December 31, 2006, we classified a property in Greenville, South Carolina as held-for-sale, which was closed on January 31, 2007.

      The 2005 sales included the following. On July 13, 2005 we sold one vacant office property in California, and on September 16 and September 19, 2005, we sold a residential apartment building in Louisiana and sold by transfer of our interest in our wholly-owned subsidiary that held the property, an office property in Maryland. On September 29, 2005, we recorded a non-monetary exchange gain of $339,000 from contribution of 2.9 acres of developable land in exchange for 8.5 preferred shares (approximately 3.05%) of a Sponsored REIT, FSP Park Ten Development Corp. On October 4 and October 5, 2005 we sold two residential apartment buildings in Houston, Texas, and on December 8, 2005 we sold a commercial property in San Diego, California.

Investment Banking:

      Our investment banking/investment services segment completed the syndication of three Sponsored REITs with total gross proceeds of $138.8 million in 2005 compared to eight Sponsored REITs with total gross proceeds of $208.2 million in 2004. This decrease followed the trend noted in 2004 and 2005 and was attributable to continued difficulty in finding properties that met our investment criteria in 2005, as compared to 2004, and is discussed above in "Trends and Uncertainties - Investment Banking/Investment Services." Revenues and expenses for investment banking/investment services are directly related to the gross proceeds of these syndications.

      Overview

      Total revenues increased $8.7 million, or 12.6%, to $78.2 million for the year ended December 31, 2005, as compared to $69.5 million for the year ended December 31, 2004. Total expenses were $48.9 million for the year ended December 31, 2005, an increase of $13.7 million, or 39.0%, compared to the year ended December 31, 2004. Each segment is discussed below.

      Real Estate Operations

      Contribution from the real estate segment was $34.2 million for the year ended December 31, 2005, an increase of $1.4 million, or 4.3%, compared to the year ended December 31, 2004. The increase is primarily attributable to:

      o An increase in real estate operating income of $8.7 million to $36.8 million for the year ended December 31, 2005 compared to $28.1 million for the comparable 2004 period. The increase primarily relates to the four properties from the merger of the 2005 Target REITs, which we acquired on April 30, 2005, and two properties acquired in Colorado and Indiana that were described earlier. We define real estate operating income as rental revenues less real estate operating expenses, real estate taxes and insurance;
      o An increase in management fees and interest income of $1.2 million to $1.8 million for the year ended December 31, 2005 compared to $0.6 million for the year ended December 31, 2004. The increase is primarily attributable to interest income from Sponsored REITs, which had higher interest rates charged and larger loan balances outstanding for a longer period of time during the comparable periods, and, to a lesser extent increases to management fees earned from Sponsored REITs;
      o An increase from equity in income from non-consolidated REITs of $0.8 million as a result of Sponsored REITs in syndication with greater net operating income during the year ended December 31, 2005 compared to the year ended December 31, 2004; and
      o An increase in interest income of $0.7 million during the year ended December 31, 2005, which was primarily a result of larger cash balances and higher interest rates on cash and cash equivalents during the year ended December 31, 2005 compared to the year ended December 31, 2004.

      These increases were partially offset by:

      o A decrease in transaction fee revenues of $3.9 million to $8.1 million for the year ended December 31, 2005 as compared to $12.0 million for the year ended December 31, 2004. The decrease was principally caused by the year-over-year decrease in gross syndication proceeds;
      o An increase in depreciation and amortization of $4.7 million to $12.4 million for year ended December 31, 2005 compared to $7.7 million for the year ended December 31, 2004, which relates to the four properties from the merger of the 2005 Target REITs, which we acquired on April 30, 2005, and two properties acquired in Colorado and Indiana; and
      o An increase in interest expense of $1.5 million resulting from higher interest rates and larger loan balances outstanding for assets acquired during the year ended December 31, 2005 compared to the year ended December 31, 2004.

         Investment Banking/Investment Services

         Contribution of the investment banking/investment services segment was $5.1 million for the year ended December 31, 2005, a decrease of $1.8 million, or 26.3%, compared to the year ended December 31, 2004. The decrease was primarily attributable to:

      o A decrease in syndication fee revenues of $5.1 million, which was primarily attributable to the continued difficulty in finding properties that met our investment criteria in 2005, as compared to 2004, discussed above in "Trends and Uncertainties - Investment Banking/Investment Services".

This decrease was partially offset by:

      o A decrease in commission expense of $2.0 million, which relates to the decrease in gross syndication proceeds;
      o A decrease in tax expense of $1.3 million to $0.4 million for the year ended December 31, 2005 as compared to $1.7 million for the year ended December 31, 2004 primarily due to a lower taxable income from the investment banking and services business in 2005 compared to 2004. During 2005 we had an effective tax rate of 40.3% compared to 38.7% for 2004. The effective rate in 2004 was lower as a result of an adjustment to the statutory rate to better reflect the benefit of lower tax rates at lower levels of taxable income; and
      o A decrease in interest income of $10,000 to $36,000 for the year ended December 31, 2005 compared to 2004, primarily as a result of lower cash balances and lower gross syndication proceeds in 2005 compared to 2004.

      Selling, general and administrative expenses

      Selling, general and administrative expenses increased $1.7 million to $7.4 million for the year ended December 31, 2005 compared to $5.7 million for the year ended December 31, 2004, which increase was primarily a result of compensation and other costs relating to monitoring and managing a larger portfolio of REITs and expenses related to having a publicly traded stock, which commenced on June 2, 2005. These increases were partially offset by decreases to professional fees related to an investor related project completed in 2004. We had 39 and 37 employees, respectively as of December 31, 2005 and 2004 at our headquarters in Wakefield, Massachusetts.

      Income from continuing operations

      Contribution from both segments, net of selling, general and administrative expenses for 2005 decreased $2.2 million to $31.9 million compared to $34.1 million in 2004 for the reasons discussed above.

      Discontinued operations and gain on sale of properties

      During 2006 we sold six properties, each of which was sold at gains. We also reached an agreement to sell another commercial property, located in Greenville, South Carolina, which closed on January 31, 2007 at a loss. These sales affect the 2005 and 2004 presentation, as prior year results from each property are reclassified as discontinued operations.

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

      On September 29, 2005, we recorded a non-monetary exchange gain of $0.3 million from contribution of 2.9 acres of developable land we contributed in exchange for 8.5 preferred shares (approximately 3.05%) of a Sponsored REIT, FSP Park Ten Development Corp. ("Park Ten Development"). The appraised value of the land and market value of the stock acquired were used to estimate the sale price, and the gain was recorded net of the Company's interest in Park Ten Development. Also during September 2005 we sold a residential property called Mansions in the Park, which is located in Baton Rouge, Louisiana, and sold by transfer of our interest in a wholly-owned subsidiary that held an office property called Gateway Crossing, which is located in Columbia, Maryland at gains, which aggregated approximately $14.1 million.

      During October 2005 we sold two residential properties called Essex House and Gael Apartments, which are located adjacent to each other in Houston, Texas; and in December 2005 we sold an office property called Telecom Business Center in San Diego, California. All of these properties were sold at gains which aggregated approximately $17.2 million.

      Accordingly, as of December 31, 2005, all of the sold properties and the property classified as held for sale are classified as discontinued operations on our financial statements. Income from discontinued operations of the 13 properties was approximately $12.7 million and $13.7 million for the years ended December 31, 2005 and 2004, respectively. For the year ended December 31, 2005 we reported $30.5 million as net gains on sale of properties. During 2004 there were no assets sold.

Net Income

      The resulting net income for the year ending December 31, 2005 was $75.1 million compared to net income of $47.8 million for the year ended December 31, 2004.

Liquidity and Capital Resources

      Cash and cash equivalents were $70.0 million and $69.7 million at December 31, 2006 and December 31, 2005, respectively. This increase of $0.3 million is attributable to $74.9 million provided by operating activities, and $6.5 million provided by investing activities, less $81.1 million used for financing activities. Presentation of our consolidated statements of cash flows combines cash flows from continuing operations with those of discontinued operations. Where significant, cash flows from discontinued operations are discussed below. Management believes that existing cash, cash anticipated to be generated internally by operations, cash anticipated to be generated by the sale of preferred stock in future Sponsored REITs and our line of credit will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.

      Operating Activities

      The cash provided by our operating activities of $74.9 million, which includes $7.6 million from the discontinued operations from sales of real estate assets and the property held for sale, is primarily attributable to net income of $110.9 million excluding non-cash activity, consisting primarily of the gain on sale of real estate assets net of a provision for loss on a property held for sale of $61.4 million, depreciation and amortization of $32.1 million; less payment of deferred leasing commissions of approximately $5.9 million and uses arising from other current accounts of $0.8 million.

      Investing Activities

      Our cash provided by investing activities of $6.5 million is attributable to the proceeds from sale of properties of $173.2 million; plus cash acquired through our merger transaction that was completed on April 30, 2006 of $13.8 million; less uses of $166.2 million for acquisitions and additions to real estate investments and office equipment, which includes $0.3 million in additions made to properties sold during 2006; plus an investment in a certificate of deposit of $5.1 million and an investment in non-consolidated REITs of $4.1 million; plus costs paid related to the merger of $0.8 million; less changes in deposits on real estate assets of $4.3 million.

      Financing Activities

      Our cash used by financing activities of $81.1 million is attributable to approximately $81 million of distributions to shareholders and offering costs associated with the merger of $0.1 million.

      Line of Credit

      We have a revolving line of credit agreement with a group of banks providing for borrowings of up to $150 million. During August 2005 the line of credit was amended and restated, and the maturity date was extended to August 18, 2008. Borrowings under the line of credit bear interest at either the bank's prime rate (8.25% at December 31, 2006) or a rate equal to LIBOR plus 125 basis points (6.57% at December 31, 2006). There were no borrowings outstanding under the line of credit at December 31, 2006. However, on January 4, 2007 we borrowed the entire $150 million for the purpose of making an interim mortgage loan to a Sponsored REIT, which acquired a property on January 5, 2007. We are in compliance with all bank covenants required by the line of credit.

      Contingencies

      We are subject to various legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

      Assets Held for Syndication

      As of December 31, 2006 and 2005, respectively, there were no assets held for syndication. On September 22, 2006 we completed the syndication of FSP Phoenix Tower Corp., and on January 9, 2007 we completed the syndication of FSP 50 South Tenth Street Corp.

      Assets Held for Sale

      During 2006 an agreement was reached to sell a commercial property in Greenville, South Carolina at a loss, which was sold on January 31, 2007. Accordingly, as of December 31, 2006 the property is classified as held for sale on the balance sheet at its approximate net sales price.

      Related Party Transactions

      During 2006, we completed the syndication of FSP Phoenix Tower Corp. and substantially completed the syndication of FSP 50 South Tenth Street Corp. As part of the syndication of FSP Phoenix Tower Corp., we also purchased 48 shares of Preferred Stock of FSP Phoenix Tower Corp. for approximately $4.1 million, representing approximately a 4.6% interest. We did not enter into any other significant transactions with related parties during 2006. For a discussion of transactions between us and related parties during 2006, see Footnote No. 5 "Related Party Transactions" to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

      Other Considerations

      We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the years ending December 31, 2006 and 2005, the rental income exceeded the expenses for each individual property, with the exception of a property located in Westford, Massachusetts, a property located in Santa Clara, California that was sold on May 31, 2006 and a property located in Folsom, California that was sold on July 13, 2005. The property located in Westford, Massachusetts had a single tenant lease, which expired on October 31, 2004. We have not re-let this property and expect that it will not produce revenue to cover its expenses in the first quarter of 2007. The Westford, Massachusetts property had operating expenses of approximately $238,000 and $293,000 for the year ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2005, the Company received a restoration and settlement payment from a tenant at the property located in Westford, Massachusetts of $84,000. Operating expenses, net of the restoration and settlement payment were approximately $209,000. The property located in Santa Clara, California had been vacant since October 2005 and had operating expenses of $73,000 for the five month period ending through May 31, 2006 on which date the property was sold. The property located in Folsom, California, which was sold on July 13, 2005, had been vacant since June 2003 and had operating expenses of approximately $103,000 for the period of January 1, 2005 through July 13, 2005.

      Rental Income Commitments

      Our commercial real estate operations include the leasing of office buildings and industrial properties subject to leases with terms greater than one year. The leases thereon expire at various dates through 2015. Approximate future minimum rental income from non-cancelable operating leases as of December 31, 2006 is:

                                                 Year ended
                       (in thousands)           December 31,
                       =====================================

                       2007                     $   72,866
                       2008                         68,585
                       2009                         59,106
                       2010                         44,996
                       2011                         34,508
                       Thereafter (2012-2016)       87,195
                                                ----------
                                                $  367,256
                                                ==========

Contractual Obligations

      The following table sets forth our contractual obligations as of December 31, 2006.

-----------------------------------------------------------------------------------------------------
                                              Payment due by period
                                                  (in thousands)
 Contractual         --------------------------------------------------------------------------------
 Obligations          Total        2007       2008        2009        2010       2011     After 2011
-----------------------------------------------------------------------------------------------------
Line of Credit        $ --         $ --       $ --        $ --        $ --       $ --        $ --
-----------------------------------------------------------------------------------------------------
Operating Leases       490          308        182          --          --         --          --
-----------------------------------------------------------------------------------------------------
Total                 $490         $308       $182        $ --        $ --       $ --        $ --
-----------------------------------------------------------------------------------------------------

      The operating leases in the table above consist of our lease of corporate office space, which was amended in 2003. The lease includes a base annual rent and additional rent for our share of taxes and operating costs.

Off-Balance Sheet Arrangements

Investments in Sponsored REITs

      As part of our business model we organize single-purpose entities that own real estate, purchases of which are financed through the private placement of equity in those entities, typically through syndication. We call these entities Sponsored REITs, and they are operated in a manner intended to qualify as real estate investment trusts. We earn fees related to the sale of preferred stock in the Sponsored REITs in these syndications. The Sponsored REITs issue both common stock and preferred stock. The common stock is owned solely by FSP Corp. Generally the preferred stock is owned by unaffiliated investors, however, on three occasions we acquired an interest in preferred shares of three Sponsored REITs. In addition, two non-management directors of FSP Corp., have from time to time invested in Sponsored REITs and may do so again in the future. Following consummation of the offerings, the preferred stockholders in each of the Sponsored REITs are entitled to 100% of the Sponsored REIT's cash distributions. Subsequent to the completion of the offering of preferred shares, except for the preferred stock we own, we do not share in any of a Sponsored REIT's earnings, or any related dividend, and the common stock ownership interests have virtually no economic benefit or risk. Prior to the completion of the offering of preferred shares, we share in a Sponsored REIT's earnings (and related dividends) to the extent of our ownership interest in the Sponsored REIT.

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

      Common stock investments in Sponsored REITs are consolidated while the entity is controlled by us. Following the commencement of syndication we exercise influence over, but do not control these entities and investments are accounted for using the equity method. Under the equity method of accounting, our cost basis is adjusted by its share of the Sponsored REITs' earnings, if any, prior to completion of the syndication. Equity in losses of Sponsored REITs is not recognized to the extent that the investment balance would become negative and distributions received are recognized as income once the investment balance is reduced to zero, unless there are assets held for syndication from the Sponsored REIT entity. Equity in losses or distributions received in excess of investment is recorded as an adjustment to the carrying value of the asset held for syndication.

      We have acquired a preferred stock interest in three Sponsored REITs, one of which was included in the 2006 Target REITs that the Company acquired by merger on April 30, 2006, that was accounted for as a purchase, and the acquired assets and liabilities were recorded at their fair value. As a result of our common stock interest and our preferred stock interest in the remaining two Sponsored REITs, we exercise influence over, but do not control these entities. These preferred share investments are accounted for using the equity method. Under the equity method of accounting our cost basis is adjusted by our share of the Sponsored REITs' operations and distributions received are recognized as income. We also agreed to vote our shares in any matter presented to a vote by the stockholders of these Sponsored REITs in the same proportion as shares voted by other stockholders of the Sponsored REITs. These investments are included in our financial statements.

      At December 31, 2006, we held a common stock interest in 10 Sponsored REITs nine of which were fully syndicated, and one was substantially syndicated, from which we no longer share economic benefit or risk. At December 31, 2005, we held a common stock interest in 13 Sponsored REITs, all of which were fully syndicated and from which we no longer share economic benefit or risk. At December 31, 2004, we held a common stock interest in 15 Sponsored REITs, of which 13 were fully syndicated and we no longer shared economic benefit or risk. The value of the two entities which were not fully syndicated was approximately $59.2 million and was shown on the consolidated balance sheets as assets held for syndication.

      The table below shows our income and expenses from Sponsored REITs. Management fees of $2,000, $1,000, and $102,000 for the years ended December 31, 2006, 2005 and 2004, respectively; and interest expense related to the Company's mortgage on properties is eliminated in consolidation.

                                             Year Ended December 31,
           (in thousands)                    2006      2005     2004
                                             ----      ----     ----
           Operating Data:
           Rental revenues                 $ 1,416    $ 146    $3,772
           Operating and maintenance
               expenses                        636       63     1,439
           Depreciation and amortization       326       36       584
           Interest expense                    597       64       922
           Interest income                      22        1        25
                                          ---------------------------
                                           $  (121)   $ (16)   $  852
                                          ===========================

      During the years ended December 31, 2006, 2005 and 2004, we recorded equity in earnings of Sponsored REITs following the commencement of syndication of $664,000, $1,149,000 and $390,000, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      We were not a party to any derivative financial instruments at or during the year ended December 31, 2006.

      We borrow from time-to-time on our line of credit. These borrowings bear interest at the bank's base rate (8.25% at December 31, 2006) or at LIBOR plus 125 basis points (6.57% at December 31, 2006), as elected by us when requesting funds as defined. As of December 31, 2006 there were no amounts outstanding under the line of credit. We have used funds drawn on our line of credit for the purpose of making interim mortgage loans to Sponsored REITs and for interim financing of acquisitions. Generally interim mortgage loans bear interest at the same variable rate payable by us under our line of credit. We therefore believe that we have mitigated our interest rate risk with respect to our borrowings for interim mortgage loans. Historically we have satisfied obligations arising from interim financing of acquisitions through cash or sale of properties in our portfolio, so we believe that we can mitigate interest rate risk with respect to borrowings for interim financing of acquisitions as well.

Item 8. Financial Statements and Supplementary Data.

      The information required by this item is included elsewhere herein and incorporated herein by reference. Reference is made to the Index to Consolidated Financial Statements in Item 15 of Part IV.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

      The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

      Based on our assessment, management concluded that, as of December 31, 2006, the Company's internal control over financial reporting is effective based on those criteria.

      Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

      No change in our internal control over financial reporting occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

      Set forth as Exhibit 99.1 hereto are Selected Combining Condensed Consolidated Pro Forma Financial Data of the Company that give effect to the acquisition of One Overton Park and the acquisition of the 2006 Target REITs.

PART III

      Certain information required by Part III of this Form 10-K is omitted because we plan to file a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

      The response to this item is contained under the caption "Directors and Executive Officers of the FSP Corp." in Part I hereof and in the Proxy Statement under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

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

      The "Compensation Committee Report" contained in the Proxy Statement under the caption "Executive Compensation" shall not be deemed "soliciting material" or "filed" with the SEC or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into a document filed under the Securities Act or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The response to this item is contained in the Proxy Statement under the captions "Beneficial Ownership of Voting Stock" and "Securities Authorized for Issuance Under Equity Compensation Plans" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director
         Independence.

      The response to this item is contained in the Proxy Statement under the captions "Election of Directors" and "Transactions with Related Persons" and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

      The response to this item is contained in the Proxy Statement under the captions "Independent Auditor Fees and Other Matters" and "Pre-Approval Policy and Procedures" and is incorporated herein by reference.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of February 23, 2007 by the undersigned, thereunto duly authorized.

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

Signature                                Title                       Date
---------                                -----                       ----

/s/ George J. Carter            President, Chief Executive    February 23, 2007
--------------------------      Officer and Director
George J. Carter                (Principal Executive
                                Officer)


/s/ Barbara J. Fournier         Vice President, Chief         February 23, 2007
--------------------------      Operating Officer,
Barbara J. Fournier             Treasurer, Secretary and
                                Director


/s/ John G. Demeritt            Chief Financial Officer       February 23, 2007
--------------------------      (Principal Financial
John G. Demeritt                Officer and Principal
                                Accounting Officer)


/s/ Janet P. Notopoulos         Director, Vice President      February 23, 2007
--------------------------
Janet P. Notopoulos

/s/ Barry Silverstein           Director                      February 23, 2007
--------------------------
Barry Silverstein

/s/ Dennis J. McGillicuddy      Director                      February 23, 2007
--------------------------
Dennis J. McGillicuddy

/s/ John Burke                  Director                      February 23, 2007
--------------------------
John Burke

/s/ Georgia Murray              Director                      February 23, 2007
--------------------------
Georgia Murray

                                  EXHIBIT INDEX

Exhibit No.        Description
-----------        -----------

  2.1 (1)**        Agreement and Plan of Merger by and among FSP Corp.,
                   Blue Lagoon Acquisition Corp., Innsbrook Acquisition
                   Corp., Willow Bend Acquisition Corp., 380 Interlocken
                   Acquisition Corp., Eldridge Green Acquisition Corp.,
                   FSP Blue Lagoon Drive Corp., FSP Innsbrook Corp., FSP
                   Willow Bend Office Center Corp., FSP 380 Interlocken
                   Corp. and FSP Eldridge Green Corp., dated as of March
                   15, 2006.

  2.2 (2)**        Agreement of Sale and Purchase, dated May 19, 2006,
                   by and between One Overton Park LLC and FSP One
                   Overton Park LLC.

  3.1 (3)          Articles of Incorporation.

  3.2 (4)          Amended and Restated By-laws.

  10.1+ (5)        2002 Stock Incentive Plan of FSP Corp.

  10.2 (6) Second Amended and Restated Loan Agreement dated as of August 16, 2005 by and among Citizens Bank of Massachusetts, Bank of America, N.A., Chevy Chase Bank, F.S.B., FSP Corp. and certain affiliates of FSP Corp.

  10.3*+ Summary of executive compensation of named executive officers.

  10.4+ (7)        Summary of compensation paid to non-employee
                   directors.

  10.5+ (8)        Form of Retention Agreement.

  10.6 (9)         Change in Control Discretionary Plan.

  14.1 (10)        Code of Business Conduct and Ethics.

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

  99.1*            Selected Combining Condensed Consolidated Pro Forma
                   Financial Data.

----------
(1) Incorporated by reference to FSP Corp.'s Current Report on Form 8-K, filed on March 16, 2006 (File No. 001-32470).
(2) Incorporated by reference to FSP Corp.'s Current Report on Form 8-K, filed on June 28, 2006 (File No. 001-32470).
(3) Incorporated by reference to FSP Corp.'s Form 8-A, filed April 5, 2005 (File No. 001-32470).
(4) Incorporated by reference to FSP Corp.'s Current Report on Form 8-K, filed on May 15, 2006 (File No. 001-32470).
(5) Incorporated by reference to FSP Corp.'s Annual Report on Form 10-K, filed on March 29, 2002 (File No. 0-32615).

(6) Incorporated by reference to FSP Corp.'s Current Report on Form 8-K, filed on August 18, 2005 (File No. 001-32470).
(7) Incorporated by reference to FSP Corp.'s Annual Report on Form 10-K, filed on March 15, 2005 (File No. 0-32615).
(8) Incorporated by reference to FSP Corp.'s Annual Report on Form 10-K, filed on February 24, 2006 (File No. 001-32470).
(9) Incorporated by reference to FSP Corp.'s Current Report on Form 8-K, filed on February 8, 2006 (File No. 001-32470).
(10) Incorporated by reference to FSP Corp.'s Current Report on Form 8-K, filed on August 3, 2004 (File No. 0-32615).
+ Management contract or compensatory plan or arrangement filed as an Exhibit to this Form 10-K pursuant to Items 15(b) of Form 10-K.
*     Filed herewith.
** FSP Corp. agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.

                       This Page Intentionally Left Blank

                        Franklin Street Properties Corp.
                   Index to Consolidated Financial Statements



Reports of Independent Registered Public Accounting Firm                     F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2006 and 2005                 F-4

Consolidated Statements of Income for each of the three years in the
   period ended December 31, 2006                                            F-6

Consolidated Statements of Stockholders' Equity for each of the
   three years in the period ended December 31, 2006                         F-7

Consolidated Statements of Cash Flows for each of the three years
   in the period ended December 31, 2006                                     F-8

Notes to the consolidated financial statements                              F-10

Financial Statement Schedule - Schedule III                                 F-29

      All other schedules for which a provision is made in the applicable accounting resolutions of the Securities Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Franklin Street Properties Corp.:

We have audited the accompanying consolidated balance sheets of Franklin Street Properties Corp. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Street Properties Corp. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Franklin Street Properties Corp.'s internal control over financial reporting as of December 31, 2006, based upon criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2007 expressed an unqualified opinion thereon.

                                       /s/ Ernst & Young LLP


Boston, Massachusetts
February 20, 2007

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Franklin Street Properties Corp.:

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Franklin Street Properties Corp. maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Franklin Street Properties Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Franklin Street Properties Corp. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Franklin Street Properties Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Franklin Street Properties Corp. and our report dated February 20, 2007 expressed an unqualified opinion thereon.

                                       /s/ Ernst & Young LLP


Boston, Massachusetts
February 20, 2007

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets


                                                                                         December 31,
                                                                                ------------------------------
(in thousands, except share and par value amounts)                                 2006                2005
==============================================================================================================

Assets:
Real estate assets:
          Land                                                                  $  103,922         $   61,354
          Buildings and improvements                                               737,379            405,833
          Fixtures and equipment                                                        40                 31
-------------------------------------------------------------------------------------------------------------
                                                                                   841,341            467,218
          Less accumulated depreciation                                             37,851             22,282
-------------------------------------------------------------------------------------------------------------
Real estate assets, net                                                            803,490            444,936

Acquired real estate leases, less accumulated amortization of $21,548
    and $9,227, respectively                                                        43,167             28,289
Investment in non-consolidated REITs                                                 5,064              5,006
Assets held for sale                                                                 5,830            119,479
Cash and cash equivalents                                                           69,973             69,715
Certificate of deposit                                                               5,143                 --
Restricted cash                                                                        761                461
Tenant rent receivables, less allowance for doubtful accounts
   of $433 and $350, respectively                                                    2,440              1,447
Straight-line rent receivable, less allowance for doubtful accounts
   of $163 and $163, respectively                                                    4,720              3,497
Prepaid expenses                                                                       972                805
Deposits on real estate assets                                                       5,010                710
Other assets                                                                         1,118                489
Office computers and furniture, net of accumulated
   depreciation of $851 and $729, respectively                                         375                311
Deferred leasing commissions, net of accumulated amortization
   of $1,323, and $704, respectively                                                 7,254              2,028
-------------------------------------------------------------------------------------------------------------
          Total assets                                                          $  955,317         $  677,173
=============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets

                                                                                             December 31,
                                                                                     --------------------------
(in thousands, except share and par value amounts)                                        2006            2005
===============================================================================================================

Liabilities and Stockholders' Equity:
Liabilities:
   Accounts payable and accrued expenses                                             $   25,275      $   11,583
   Accrued compensation                                                                   2,643           1,891
   Tenant security deposits                                                               1,744           1,293
Acquired unfavorable real estate leases, less accumulated amortization of
    $534, and $134, respectively                                                          3,693             823
---------------------------------------------------------------------------------------------------------------

Total liabilities                                                                        33,355          15,590
---------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, $.0001 par value, 20,000,000 shares
     authorized, none issued or outstanding                                                  --              --
   Common stock, $.0001 par value, 180,000,000 shares authorized,
     70,766,305 and 59,794,608 shares issued and outstanding, respectively                    7               6
   Additional paid-in capital                                                           907,794         677,397
   Treasury stock, 731,898 and 731,898 shares at cost, respectively                     (14,008)        (14,008)
   Earnings (distributions) in excess of accumulated earnings/distributions              28,169          (1,812)
---------------------------------------------------------------------------------------------------------------

       Total stockholders' equity                                                       921,962         661,583
---------------------------------------------------------------------------------------------------------------

       Total liabilities and stockholders' equity                                    $  955,317      $  677,173
===============================================================================================================

The accompanying notes are an integral part of these consoldated financial statements.

                        Franklin Street Properties Corp.
                        Consolidated Statements of Income

                                                                                    For the Year Ended
                                                                                        December 31,
(in thousands, except per share amounts)                                   2006             2005           2004
=================================================================================================================

Revenue:
   Rental                                                                $  90,270      $  57,693      $  41,209
   Related party revenue:
     Syndication fees                                                       10,693          9,268         13,579
     Transaction fees                                                       11,262          9,412         14,093
     Management fees and interest income from loans                          2,083          1,807            581
   Other                                                                        60             --             --
----------------------------------------------------------------------------------------------------------------
          Total revenue                                                    114,368         78,180         69,462
----------------------------------------------------------------------------------------------------------------
Expenses:
     Real estate operating expenses                                         20,845         12,330          7,307
     Real estate taxes and insurance                                        13,220          8,568          5,855
     Depreciation and amortization                                          22,819         12,503          7,821
     Selling, general and administrative                                     8,518          7,448          5,687
     Commissions                                                             5,522          5,005          6,959
     Interest                                                                2,449          2,997          1,527
----------------------------------------------------------------------------------------------------------------
          Total expenses                                                    73,373         48,851         35,156
----------------------------------------------------------------------------------------------------------------

   Income before interest income, equity in earnings in
      non-consolidated REITs and taxes on income                            40,995         29,329         34,306
   Interest income                                                           2,998          1,588            863
   Equity in earnings in non-consolidated REITs                                845          1,397            620
----------------------------------------------------------------------------------------------------------------

   Income before taxes on income                                            44,838         32,314         35,789
   Taxes on income                                                             839            422          1,725
----------------------------------------------------------------------------------------------------------------

   Income from continuing operations                                        43,999         31,892         34,064
   Income from discontinued operations                                       5,492         12,731         13,699
----------------------------------------------------------------------------------------------------------------

   Income before gain on sale of properties                                 49,491         44,623         47,763
   Gain on sale of properties and provision for loss on
      property held for sale of $4,849, less applicable
      income tax                                                            61,438         30,493             --
----------------------------------------------------------------------------------------------------------------

     Net income                                                          $ 110,929      $  75,116      $  47,763
================================================================================================================

Weighted average number of shares outstanding,
    basic and diluted                                                       67,159         56,847         49,628
================================================================================================================

Earnings per share, basic and diluted, attributable to:
   Continuing operations                                                 $    0.66      $    0.56      $    0.69
   Discontinued operations                                                    0.08           0.22           0.27
   Gain on sale of properties and provision for loss on
      property held for sale of $4,849, less applicable
      income tax                                                              0.91           0.54             --
----------------------------------------------------------------------------------------------------------------

Net income per share, basic and diluted                                  $    1.65      $    1.32      $    0.96
================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                        Franklin Street Properties Corp.
                 Consolidated Statements of Stockholders' Equity


                                                                                     Earnings/       Accumulated
                                                                                  (distributions)   Undistributed
                                                                                    in excess of    Net Realized
                                       Common Stock       Additional                accumulated        Gain on         Total
                                    -------------------     Paid-In     Treasury     earnings/         Sale of     Stockholders'
(in thousands)                      Shares       Amount     Capital       Stock    distributions     Properties       Equity
================================================================================================================================

Balance, December 31, 2003          49,630        $  5     $  512,797   $     --    $   3,647          $ 406        $  516,855
   Treasury shares purchased            --          --             --       (155)          --             --              (155)
   Treasury shares issued               --          --             16        145           --             --               161
   Net income                           --          --             --         --       47,763             --            47,763
   Distributions                        --          --             --         --      (61,130)          (406)          (61,536)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004          49,630           5        512,813        (10)      (9,720)            --           503,088
   Shares issued for:
      Merger                        10,895           1        164,563         --           --             --           164,564
      Compensation                       2          --             21         10           --             --                31
   Treasury shares purchased          (732)         --             --    (14,008)          --             --           (14,008)
   Net income                           --          --             --         --       75,116             --            75,116
   Distributions                        --           -             --         --      (67,208)            --           (67,208)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005          59,795           6        677,397    (14,008)      (1,812)            --           661,583
   Shares issued for:
      Merger                        10,971           1        230,397         --           --             --           230,398
   Net income                           --          --             --         --      110,929             --           110,929
   Distributions                        --          --             --         --      (80,948)            --           (80,948)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006          70,766        $  7     $  907,794   $(14,008)   $  28,169          $  --        $  921,962
================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                        Franklin Street Properties Corp.
                      Consolidated Statements of Cash Flows

                                                                                            For the Year Ended December 31,
(in thousands)                                                                           2006            2005           2004
====================================================================================================================================
Cash flows from operating activities:
     Net income                                                                       $ 110,929       $  75,116       $ 47,763
     Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization expense                                       24,951          17,937         13,006
             Amortization of above market lease                                           7,138           4,310            235
             Gain on sale of real estate assets                                         (61,438)        (30,493)            --
             Equity in earnings of non-consolidated REITs                                (1,043)         (1,418)        (1,472)
             Distributions from non-consolidated REITs                                      783           1,217          1,582
             Increase in bad debt reserve                                                    83              --            195
             Shares issued as compensation                                                   --              31            161
     Changes in operating assets and liabilities:
             Restricted cash                                                               (300)            572            (51)
             Tenant rent receivables, net                                                (1,076)           (678)           (83)
             Straight-line rents, net                                                    (1,334)         (1,692)          (860)
             Prepaid expenses and other assets, net                                        (327)            586         (1,192)
             Accounts payable, accrued expenses & other items                             1,174            (200)         3,816
             Accrued compensation                                                           752           1,186           (840)
             Tenant security deposits                                                       451             260             51
     Payment of deferred leasing commissions                                             (5,880)         (1,560)          (582)
------------------------------------------------------------------------------------------------------------------------------
                 Net cash provided by operating activities                               74,863          65,174         61,729
------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Cash from issuance of common stock in the merger transaction                        13,849          10,621             --
     Purchase of real estate assets and office computers and
       furniture, capitalized merger costs                                             (159,351)        (75,988)        (1,641)
     Acquired real estate leases                                                         (6,801)        (12,513)            --
     Investment in non-consolidated REITs                                                (4,137)            (18)        (4,270)
     Investment in certificate of deposit                                                (5,143)
     Merger costs paid                                                                     (838)           (402)            --
     Changes in deposits on real estate assets                                           (4,300)           (710)            --
     Investment in assets held for syndication                                               --          59,532        (55,490)
     Proceeds received on sales of real estate assets                                   173,183         112,030             --
------------------------------------------------------------------------------------------------------------------------------
                 Net cash provided by (used for) investing activities                     6,462          92,552        (61,401)
------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
          Distributions to stockholders                                                 (80,948)        (67,208)       (61,536)
          Purchase of treasury shares                                                                   (14,008)          (155)
          Offering Costs                                                                   (119)             --             --
          Borrowings under bank note payable                                                                 --         59,439
          Repayments of bank note payable                                                               (59,439)        (4,117)
          Deferred financing costs                                                                         (108)            --
------------------------------------------------------------------------------------------------------------------------------
                 Net cash used for financing activities                                 (81,067)       (140,763)        (6,369)
------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                        258          16,963         (6,041)
Cash and cash equivalents, beginning of year                                             69,715          52,752         58,793
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                                $  69,973       $  69,715       $ 52,752
==============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                        Franklin Street Properties Corp.
                      Consolidated Statements of Cash Flows

                                                                                   For the Year Ended December 31,
(in thousands)                                                                    2006           2005          2004
====================================================================================================================

Supplemental disclosure of cash flow information:
     Cash paid for:
          Interest                                                              $    2,772    $    2,981    $  1,503
          Taxes on income                                                       $      780    $      566    $  1,665
     Non-cash investing and financing activities:
     Assets acquired through  issuance of common stock
        in the merger transaction, net                                          $  230,517    $  153,943    $     --
     Investment in non-consolidated REITs converted to real estate
        assets and acquired real estate leases in conjunction with merger       $    4,018    $       --    $     --
     Accrued costs for purchase of real estate assets                           $    8,516    $       --    $     --

See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements


1. Organization

Franklin Street Properties Corp. ("FSP Corp." or the "Company"), holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC, and FSP Holdings LLC. The Company also has a non-controlling common stock interest in 10 corporations organized to operate as real estate investment trusts ("REITs").

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

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements


2. Significant Accounting Policies (continued)

On September 22, 2006 the Company purchased 48 preferred shares (approximately 4.6%) of a Sponsored REIT, FSP Phoenix Tower Corp. ("Phoenix Tower"), for $4,116,000. The Company agreed to vote its shares in any matter presented to a vote by the stockholders of Phoenix Tower in the same proportion as shares voted by other stockholders of the Company. The investment in Phoenix Tower is accounted for under the equity method.

Prior to April 2006, the Company held a preferred stock investment in FSP Blue Lagoon Drive Corp. ("Blue Lagoon"), which was one of the 2006 Target REITs acquired by merger on April 30, 2006, and accordingly was eliminated when recording the merger. The Company initially purchased 49.25 preferred shares (approximately 8.2%) of Blue Lagoon on January 30, 2004, and agreed to vote its shares in any matter presented to a vote by the stockholders of Blue Lagoon in the same proportion as shares voted by other stockholders of the Company. The investment in Blue Lagoon was accounted for under the equity method.

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

Costs related to property acquisition and improvements are capitalized. Typical capital items include new roofs, site improvements, various exterior building improvements and major interior renovations. Costs incurred in connection with leasing (primarily tenant improvements and leasing commissions) are capitalized and amortized over the lease period.

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

              Category                          Years
              --------                          -----
       Commercial Buildings                       39
       Building improvements                    15-39
       Furniture and equipment                   5-7

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

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements


2. Significant Accounting Policies (continued)

Acquired Real Estate Leases and Amortization

The Company accounts for leases acquired via direct purchase, or as a result of a merger, of real estate assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141. "Business Combinations". Accordingly, the Company recorded a value relating to the leases acquired as a result of the acquisition by merger of five, four and thirteen Sponsored REITs in 2006, 2005 and 2003, respectively and three direct acquisitions in 2006 and two direct acquisitions in 2005. Acquired real estate leases represent costs associated with acquiring an in-place lease (i.e., the market cost to execute a similar lease, including leasing commission, legal, vacancy and other related costs) and the value relating to leases with rents above the market rate. Amortization is computed using the straight-line method over the life of the leases, which range from 17 months to 127 months.

Amortization related to costs associated with acquiring an in-place lease is included in depreciation and amortization on the consolidated statements of income. Amortization related to leases with rents above the market rate is included with rental revenue in the consolidated statements of income. The estimated annual amortization expense for the five years succeeding December 31, 2006 are as follows:

       (in thousands)
       --------------
       2007                                               $ 11,474
       2008                                                 10,363
       2009                                                  8,135
       2010                                                  5,453
       2011                                                  3,070
       2012 and thereafter                                   4,672

Acquired Unfavorable Real Estate Leases and Amortization

The Company accounts for leases acquired via direct purchase, or as a result of a merger, of real estate assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141. "Business Combinations". Accordingly, the Company recorded a value relating to the leases acquired as a result of the acquisition by merger of five and four Sponsored REITs in 2006 and 2005, respectively and three direct acquisitions in 2006 and two direct acquisitions in 2005. Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate. Amortization is computed using the straight-line method over the life of the leases, which range from 20 months to 147 months.

Amortization related to leases with rents below the market rate is included with rental revenue in the consolidated statements of income. The estimated annual amortization expense for the five years succeeding December 31, 2006 are as follows:

       (in thousands)
       --------------
       2007                                             $  671
       2008                                                586
       2009                                                506
       2010                                                433
       2011                                                366
       2012 and thereafter                               1,131

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

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements


2. Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had highly liquid debt instruments of United States Government Agencies and/or Government Sponsored Enterprises (GSEs) with a carrying value of $2.0 million and $50.7 million at December 31, 2006 and 2005, respectively. The aggregate fair value of these instruments was $2.0 million and $50.8 million at December 31, 2006 and 2005, respectively. Gross unrecognized holding gains on these instruments were $13,000 and $78,000 as of December 31, 2006 and December 31, 2005, respectively. Also included in cash equivalents is $5.1 million at December 31, 2005, of cash held in a certificate of deposit with an original maturity date exceeding three months. There were no prepayment penalties if the Company withdrew these funds prior to maturity.

Certificate of Deposit

Investment in certificate of deposit consists of investments the Company has the ability and intent to hold until their maturity. As of December 31, 2006 the Company held a certificate of deposit with an original maturity of six months at a carrying value of $5.1 million with an annual interest rate of 5% that matures on April 11, 2007. The Company believes the aggregate fair value is approximately the same as its carrying value.

Restricted Cash

Restricted cash consists of tenant security deposits, which are required by law in some states and escrows arising from property sales. Tenant security deposits are refunded when tenants vacate provided that the tenant has not damaged the property. Cash held in escrow is paid when the related issue is resolved.

Tenant Rent Receivables

Tenant rent receivables, which include receivables from assets held-for-sale, are expected to be collected within one year. The Company provides an allowance for doubtful accounts based on its estimate of a tenant's ability to make future rent payments. The computation of this allowance is based in part on the tenants' payment history and current credit status.

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

Straight-line Rent Receivable

Certain leases provide for fixed rent increases over the life of the lease. Rental revenue is recognized on a straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreements. Straight-line rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $4,720,000 and $5,765,000 at December 31, 2006 and 2005, respectively. The
Company provides an allowance for doubtful accounts based on its estimate of a tenant's ability to make future rent payments. The computation of this allowance is based in part on the tenants' payment history and current credit status. During 2005 the Company reduced its allowance by $297,000 to $163,000 based on such analysis. The reserve balance was not changed in 2006.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Deferred Leasing Commissions

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements. Amortization expense was approximately $674,000, $430,000 and $287,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The estimated annual amortization for the five years following December 31, 2006 is as follows:

       (in thousands)
       --------------
       2007                                         $ 1,050
       2008                                             968
       2009                                             918
       2010                                             897
       2011                                             771
       2012 and thereafter                            2,650

Revenue Recognition

Rental Revenue - Rental revenue includes income from leases, certain reimbursable expenses, straight-line rent adjustments and other income associated with renting the property. A summary of rental revenue is shown in the following table:

                                                  Year Ending
     (in thousands)                               December 31,
                                        -----------------------------------
                                           2006         2005         2004
                                        ==================================
     Income from leases                 $  78,902    $  49,634    $ 34,782
     Reimbursable expenses                 17,125       10,806       5,834
     Straight-line rent adjustment          1,185        1,328         593
     Amortization of favorable leases      (6,942)      (4,075)         --
     Other                                     --           --          --
                                        ----------------------------------
                                        $  90,270    $  57,693    $ 41,209
                                        ==================================

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

Syndication Fees -- Syndication fees ranging from 4% to 8% of the gross offering proceeds from the sale of securities in Sponsored REITs are generally recognized upon an investor closing; at that time the Company has provided all required services, the fee is fixed and collected, and no further contingencies exist. Commission expense ranging from 2% to 4% of the gross offering proceeds is recorded in the period the related syndication fee is earned. There is typically more than one investor closing in the syndication of a Sponsored REIT.

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

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements


2. Significant Accounting Policies (continued)

Income Taxes

Taxes on income for the years ended December 31, 2006, 2005 and 2004 represent taxes incurred by FSP Investments, which is a taxable REIT subsidiary.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2006, 2005, and 2004. The denominator used for calculating basic and diluted net income per share was 67,159,000, 56,847,000, and 49,628,000 for the years ending December 31, 2006,
2005, and 2004, respectively.

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have material impact on the Company's financial position, operations or cash flow.

In June 2006, the FASB issued FASB Interpretation No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The guidance is effective for periods beginning after December 15, 2006. The adoption of this standard is not expected to have material impact on the Company's financial position, operations or cash flow.

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

In March 2005, the FASB issued Interpretation No. 47, accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 ("FIN 47"). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 was effective for the fiscal year ending December 31, 2005. The adoption of FIN 47 did not have a material impact on the Company's financial position, results of operations or cash flows.

Reclassifications

Certain balances in the 2005 and 2004 financial statements have been reclassified to conform to 2006 presentation. The reclassifications primarily were related to disposition of six properties sold in 2006 and one asset held for sale as of December 31, 2006, which are presented as discontinued operations for all periods presented. These reclassifications changed rental revenues, operating and maintenance expenses, depreciation and amortization, other income and the related assets. There was no change to net income for any period presented as a result of these reclassifications.

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

The Company evaluates the performance of its reportable segments based on Adjusted Funds From Operations ("AFFO") as management believes that AFFO represents the most accurate measure of the reportable segment's activity and is the basis for distributions paid to equity holders. The Company defines AFFO as: net income as computed in accordance with GAAP; excluding gains or losses on the sale of real estate and non-cash income from Sponsored REITs; plus certain non-cash items included in the computation of net income (depreciation and amortization and straight-line rent adjustments); plus distributions received from Sponsored REITs; plus the net proceeds from the sale of land. Depreciation and amortization, gain or loss on the sale of real estate, and straight-line rents are an adjustment to AFFO, as these are non-cash items included in net income.

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

                                                                                   Investment
                                                                    Real            Banking/
                                                                   Estate          Investment
(in thousands):                                                  Operations         Services           Total
============================================================================================================
Year ended December 31, 2006:
   Net income                                                     $  109,684        $ 1,245       $  110,929
   Gain on sale of properties                                        (61,438)            --          (61,438)
   Equity in earnings of non-consolidated REITs                       (1,043)            --           (1,043)
   Distribution from non-consolidated REITs                              783             --              783
   Depreciation and amortization                                      31,969            121           32,090
   Straight-line rent                                                 (1,334)            --           (1,334)
------------------------------------------------------------------------------------------------------------

Adjusted Funds From Operations                                    $   78,621        $ 1,366       $   79,987
============================================================================================================

Year ended December 31, 2005:
   Net income                                                     $   74,502        $   614       $   75,116
   Gain on sale of properties                                        (30,493)            --          (30,493)
   Equity in earnings of non-consolidated REITs                       (1,418)            --           (1,418)
   Distribution from non-consolidated REITs                            1,217             --            1,217
   Depreciation and amortization                                      22,108            132           22,240
   Straight-line rent                                                 (1,692)            --           (1,692)
------------------------------------------------------------------------------------------------------------

Adjusted Funds From Operations                                    $   64,224        $   746       $   64,970
============================================================================================================

Year ended December 31, 2004:
   Net income                                                     $   45,030        $ 2,733       $   47,763
   Equity in earnings of non-consolidated REITs                       (1,472)            --           (1,472)
   Distribution from non-consolidated REITs                            1,582             --            1,582
   Depreciation and amortization                                      13,095            147           13,242
   Straight-line rent                                                   (860)            --             (860)
------------------------------------------------------------------------------------------------------------

Adjusted Funds From Operations                                    $   57,375        $ 2,880       $   60,255
============================================================================================================

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements


3. Business Segments (continued)

The Company's cash distributions for the years ended December 31, 2006, 2005 and 2004 are summarized as follows:

                                       Distribution       Total Cash
             Quarter paid             Per Share/Unit     Distributions
             =========================================================
                                                        (in thousands)
             Second quarter of 2006        $ 0.31           $ 18,536
             Third quarter of 2006           0.31             21,938
             Fourth quarter of 2006          0.31             21,938
             First quarter of 2007 (A)       0.31             21,938
             --------------------------------------------------------
                                           $ 1.24           $ 84,350
             ========================================================

             Second quarter of 2005        $ 0.41           $ 20,349
             Third quarter of 2005           0.21             12,711
             Fourth quarter of 2005          0.31             18,763
             First quarter of 2006 (A)       0.31             18,536
             --------------------------------------------------------
                                           $ 1.24           $ 70,359
             ========================================================

             Second quarter of 2004        $ 0.31           $ 15,385
             Third quarter of 2004           0.31             15,385
             Fourth quarter of 2004          0.31             15,385
             First quarter of 2005 (A)       0.31             15,385
             --------------------------------------------------------
                                           $ 1.24           $ 61,540
             ========================================================

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

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements


3. Business Segments (continued)

The following table is a summary of other financial information by business segment:

                                                                         Investment
                                                             Real         Banking/
                                                             Estate      Investment
                                                           Operations     Services          Total
===================================================================================================
                                                                     (in thousands)
December 31, 2006:
     Revenue                                               $ 102,220      $  12,149      $ 114,369
     Interest income                                           2,949             49          2,998
     Interest expense                                          2,449             --          2,449
     Income from discontinued operations, net                  5,492             --          5,492
     Capital expenditures                                     15,604            185         15,789
     Identifiable assets                                     948,261          7,056        955,317

December 31, 2005:
     Revenue                                               $  67,562      $  10,618      $  78,180
     Interest income                                           1,552             36          1,588
     Interest expense                                          2,997             --          2,997
     Income from discontinued operations, net                 12,731             --         12,731
     Capital expenditures                                      2,691             69          2,760
     Identifiable assets                                     671,413          5,760        677,173

December 31, 2004:
     Revenue                                               $  53,765      $  15,696      $  69,461
     Interest income                                             817             46            863
     Interest expense                                          1,527             --          1,527
     Income from discontinued operations, net                 13,699             --         13,699
     Capital expenditures                                      1,541            100          1,641
     Identifiable assets                                     567,609          5,502        573,111

4. Significant Acquisitions

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

On June 27, 2006 the Company acquired a fifteen-story Class A office property located at 3625 Cumberland Boulevard in Atlanta, Georgia ("One Overton Park") for an aggregate purchase price of approximately $85,281,000.

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

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements


4. Significant Acquisitions (continued)

The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:


                                                Value of Assets Acquired
                                                ------------------------
                                                    (in thousands)

            Real estate assets                        $   287,843
            Value of acquired real estate leases           24,201
            Cash                                           13,849
            Acquired unfavorable leases                    (1,738)
            Other assets                                      512
            Liabilities assumed                            (4,002)
                                                     ------------
            Total                                     $   320,665
                                                     ============

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

                                                       For the Year Ended
(unaudited)                                               December 31,
(in thousands except per share amounts)                 2006          2005
                                                    ------------------------

Revenue                                             $  125,970    $  107,064
                                                    ------------------------
Income from continuing operations                   $   47,544    $   39,690
                                                    ------------------------
Net income                                          $  114,474    $   82,914
                                                    ========================

Weighted average shares outstanding                     70,776        67,819
                                                    ========================

Income from continuing operations per share         $     0.67    $     0.59
                                                    ========================
Net income per share                                $     1.62    $     1.22
                                                    ========================

5. Related Party Transactions

Investment in Sponsored REITs

At December 31, 2006, we held an interest in 10 Sponsored REITs, of which nine were fully syndicated and one was substantially syndicated. Phoenix Tower was syndicated in September 2006 and the Company purchased a preferred stock investment in it. At December 31, 2005, we held an interest in 13 Sponsored REITs, all of which were fully syndicated. Park Ten Development was syndicated in September 2005 and the Company exchanged land for a preferred stock investment in it. At December 31, 2004, the Company held an interest in 15 Sponsored REITs. Twelve were fully syndicated and the Company no longer derived economic benefits or risks from them. Blue Lagoon was syndicated in January 2004 and the Company purchased a preferred stock investment in it. The remaining two entities were not fully syndicated and had a value of approximately $59.2 million as of December 31, 2004.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements


5. Related Party Transactions (continued))

      The table below shows the Company's income and expenses from Sponsored REITs. Management fees of $2,000, $1,000, and $102,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and interest expense related to the Company's mortgages on properties owned by these entities are eliminated in consolidation.

                                                      Year Ended December 31,
      (in thousands)                                  2006     2005      2004
                                                      ----     ----      ----
      Operating Data:
      Rental revenues                              $  1,416   $  146   $ 3,772
      Operating and maintenance
          expenses                                      636       63     1,439
      Depreciation and amortization                     326       36       584
      Interest expense                                  597       64       922
      Interest income                                    22        1        25
                                                   ---------------------------
                                                   $   (121)  $  (16)  $   852
                                                   ===========================

Equity in earnings of investment in non-consolidated REITs:

The following table includes equity in earnings of investments in non-consolidated REITs:

                                                      Year Ended December 31,
      (in thousands)                                 2006      2005      2004
                                                     ----      ----      ----

      Equity in earnings of Sponsored REITs        $   664   $ 1,149   $   390
      Equity in earnings of Blue Lagoon                 75       248       230
      Equity in earnings of Park Ten Development        25        --        --
      Equity in earnings of Phoenix Tower               81        --        --
                                                  ----------------------------
                                                   $   845   $ 1,397   $   620
                                                  ============================

Equity in earnings of investments in Sponsored REITs is derived from the Company's share of income following the commencement of syndication of Sponsored REITs. Following the commencement of syndication the Company exercises influence over, but does not control these entities, and investments are accounted for using the equity method.

Equity in earnings of Blue Lagoon is derived from the Company's preferred stock investment in the entity. In January 2004 the Company purchased 49.25 preferred shares or 8.22% of Blue Lagoon for $4,248,000 (which represented $4,925,000 at the offering price net of commissions of $394,000 and loan fees of $283,000 that were excluded). Blue Lagoon was one of the 2006 Target REITs that the Company acquired by merger on April 30, 2006 at which time the preferred stock investment was canceled and the merger was accounted for as a purchase, and the acquired assets and liabilities were recorded at their fair value.

Equity in earnings of Park Ten Development is derived from the Company's preferred stock investment in the entity. In September 2005 the Company acquired
8.5 preferred shares or 3.05% of Park Ten Development via a non-monetary exchange of land valued at $850,000. The Sponsored REIT was syndicated and recently completed the process of constructing a commercial property on the land.

Equity in earnings of Phoenix Tower is derived from the Company's preferred stock investment in the entity. In September 2006 the Company purchased 48 preferred shares or 4.6% of the outstanding preferred shares of Phoenix Tower for $4,116,000 (which represented $4,800,000 at the offering price net of commissions of $384,000 and fees of $300,000 that were excluded).

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements


5. Related Party Transactions (continued)

The following table includes distributions received from non-consolidated REITs:

                                                     Year Ended December 31,
      (in thousands)                                 2006      2005     2004
                                                     ----      ----     ----

      Distributions from Sponsored REITs            $ 664     $  856   $1,347
      Distributions from of Blue Lagoon                75        361      235
      Distributions from Park Ten Development          25         --       --
      Distributions from Phoenix Tower                 81         --       --
                                                   --------------------------
                                                    $ 845     $1,217   $1,582
                                                   ==========================

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

The operating data below for 2006 includes operations of the 10 Sponsored REITs the Company held an interest in as of December 31, 2006 and five 2006 Target REITs from January through April 30, 2006. The five 2006 Target REITs were merged into the Company on April 30, 2006. The operating data for 2005 includes operations of the 13 Sponsored REITs the company held an interest in as of December 31, 2005 and four 2005 Target REITs from January through April 30, 2005. The four 2005 Target REITs were merged into the Company on April 30, 2005. The operating data for 2004 includes the operations of the 15 Sponsored REITs in which the Company held an interest at December 31, 2004.

Summarized financial information for the Sponsored REITs is as follows:

                                                December 31,
                                             2006           2005
                                          -------------------------
   (in thousands)
   Balance Sheet Data (unaudited):
   -------------------------------
   Real estate, net                       $  612,835    $  403,161
   Other assets                               87,383        82,163
   Total liabilities                        (132,565)      (46,831)
                                          ------------------------
   Shareholders equity                    $  567,653    $  438,493
                                          ========================

                                                    For the Year Ended
                                                      December 31,
                                          -----------------------------------
                                              2006         2005         2004
                                          -----------------------------------
   (in thousands)
   Operating Data (unaudited):
   ---------------------------
   Rental revenues                        $  57,279    $  60,339    $  58,474
   Other revenues                             3,487        1,211          655
   Operating and maintenance expenses       (28,736)     (24,742)     (20,335)
   Depreciation and amortization            (12,875)     (12,531)     (10,597)
   Interest expense                         (14,159)      (7,691)     (13,316)
                                          -----------------------------------
   Net income                             $   4,996    $  16,586    $  14,881
                                          ===================================

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements


5. Related Party Transactions (continued)

Syndication fees and Transaction fees:

The Company provided syndication and real estate acquisition advisory services for Sponsored REITs. Syndication, development and transaction fees from non-consolidated entities amounted to approximately $21,955,000, $18,680,000, and $27,672,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days' notice. Asset management fee income from non-consolidated entities amounted to approximately $627,000, $672,000, and $539,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company is typically entitled to interest on funds advanced to Sponsored REITs. The Company recognized interest income of approximately $1,456,000, $1,135,000, and $42,000 for the years ended December 31, 2006, 2005 and 2004, respectively, relating to these loans.

6. Bank Note Payable

The Company has a revolving line of credit agreement (the "Loan Agreement") with a group of banks providing for borrowings at the Company's election of up to $150,000,000. Borrowings under the Loan Agreement bear interest at either the bank's base rate (8.25% at December 31, 2006) or at a LIBOR plus 125 basis points (6.57% at December 31, 2006), as defined. There was no balance outstanding at December 31, 2006 or 2005. The weighted average interest rate on amounts outstanding during the years ended December 31, 2006 and 2005 was approximately 6.39% and 5.35%, respectively.

The Loan Agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the maintenance of at least $1,500,000 in operating cash accounts, a minimum unencumbered cash and liquid investments balance and tangible net worth; and compliance with various debt and operating income ratios, as defined in the Loan Agreement. The Company was in compliance with the Loan Agreement's financial covenants as of December 31, 2006 and 2005. Borrowings under the Loan Agreement mature on August 18, 2008.

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

The Company did not issue any shares under the Plan in 2006. In March 2005 and 2004 the Company issued 1,750 and 9,824 shares to certain officers and employees under the Plan with an estimated value of $31,000 and $161,000, respectively. There was no equity-based compensation for the year ended December 31, 2003. Shares issued were fully vested on the date of issuance. Equity-based compensation charges of $31,000 and $161,000 are included in selling, general & administrative expenses in the accompanying consolidated statements of income for the years ended December 31, 2005 and 2004.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements


7.   Stockholders' Equity (continued)

A summary of shares available and granted under the plan and the related compensation costs is shown in the following table:

                                              Shares Available    Compensation
                                                 for Grant            Cost
                                              ---------------    -------------
      Shares approved for grant                     2,000,000    $          --
      Shares granted 2002                             (43,998)         604,000
                                              ---------------    -------------
      Balance, December 31, 2002 and 2003           1,956,002          604,000
      Shares granted 2004                              (9,824)         161,000
                                              ---------------    -------------
      Balance, December 31, 2004                    1,946,178          765,000
      Shares granted 2005                              (1,750)          31,000
                                              ---------------    -------------
      Balance, December 31, 2005 & 2006             1,944,428    $     796,000
                                              ===============    =============

On October 28, 2005, the Board of Directors of the Company authorized the repurchase of up to $35 million over a two year period, of the Company's common stock from time to time on the open market or in privately negotiated transactions. The Company subsequently repurchased 731,000 shares of common stock during the fourth quarter of 2005 at an aggregate cost of $13,992,000 at an average cost of $19.14 per share. There were no repurchases during 2006.

Treasury Shares

At December 31, 2004 there were 575 Treasury shares, and on March 1, 2005, the Company issued the 575 shares to employees in connection with the Plan. On April 30, 2005, the Company redeemed 898 fractional shares in connection with the Merger for $16,000. During 2005, the Company also repurchased 731,000 shares for $13,992,000. During 2006 there were no repurchases or issuances. As a result, as of December 31, 2006 and 2005 there were 731,898 Treasury shares.

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

Net operating losses

Section 382 of the Code restricts a corporation's ability to use net operating losses ("NOLs") to offset future taxable income following certain "ownership changes." Such an ownership change occurred with the June 2003 merger and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements


8. Federal Income Tax Reporting (continued)

extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company's NOLs will expire in 2023. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured. In 2005, the Company used $2,595,000 of NOLs in connection with amending a prior year tax return. In 2006 the Company used $3,722,000 of NOLs in connection with its 2005 tax return. The gross amount of NOLs available to the Company were $10,953,000, $8,813,000 and 7,918,000 as of December 31, 2006, 2005 and 2004, respectively.

Tax Rates

The income tax expense reflected in the consolidated statement of income relates only to the TRS. The expense differs from the amounts computed by applying the Federal statutory rate to income before taxes as follows:


                                                         For the years ended December 31,
                                                 -------------------------------------------------
(Dollars in thousands)                                2006             2005              2004
                                                      ----             ----              ----

Federal income tax expense at statutory rate     $ 709   34.0%    $ 356   34.0%    $ 1,516   34.0%
Increase (decrease) in taxes resulting from:
   State income taxes, net of federal impact       130    6.3%       66    6.3%        280    6.3%
   Other                                            --     --        --     --         (71)  (1.6)%
                                                 -----   ----     -----   ----     -------   ----
   Taxes on income                               $ 839   40.3%    $ 422   40.3%    $ 1,725   38.7%
                                                 =====   ====     =====   ====     =======   ====

For the year ended December 31, 2004, "Other" consists of an adjustment to the statutory rate to better reflect the benefit of lower tax rates at lower levels of taxable income.

Taxes on income are a current tax expense. No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRS.

At December 31, 2006 and 2005, the Company's net tax basis of its real estate assets is less than the amount set forth in the Company's consolidated balance sheets by $94,754,000, and $14,035,000, respectively.

Reconciliation Between GAAP Net Income and Taxable Income.

The following reconciles book net income to taxable income for the years ended December 31, 2006, 2005 and 2004.


                                                       For the year ended December 31,
                                                     ----------------------------------
(in thousands)                                          2006         2005        2004
                                                        ----         ----        ----

Net income per books                                 $ 110,929    $ 75,116    $ 47,763
Adjustments to book income:
Book depreciation and amortization                      32,047      22,239      13,592
Tax depreciation and amortization                      (18,697)    (14,447)    (11,449)
Like-kind exchange gain deferral                       (45,840)    (14,351)         --
Tax basis less book basis of properties sold, net        7,773       4,747          --
Loss on property held for sale                           4,849          --          --
Straight line rent adjustment, net                      (1,305)     (1,814)       (860)
Deferred rent, net                                          85        (132)         55
Non-taxable distributions                                  (84)        (85)         --
Other, net                                                (562)       (815)       (611)
                                                     ---------    --------    --------
Taxable income                                          89,195      70,458      48,490
Less: Capital gains recognized                         (28,738)    (22,068)         --
                                                     ---------    --------    --------
Taxable income subject to distribution requirement   $  60,457    $ 48,390    $ 48,490
                                                     =========    ========    ========

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements


8. Federal Income Tax Reporting (continued)

Tax Components

The following summarizes the tax components of the Company's common distributions paid per share for the years ended December 31, 2006, 2005 and 2004:

                                -----------------------------------------------------------
                                         2006                2005               2004
                                ------------------   -----------------    -----------------
                                Per Share      %     Per Share      %     Per Share      %
                                ---------   -----    ---------   -----    ---------   -----
Ordinary income                 $    0.80   63.73%   $    0.83   67.16%   $    1.01   81.48%
Qualified dividends                  0.01    1.08%          --      --         0.03    2.79%
Capital gain (1)                     0.43   35.19%        0.41   32.84%          --      --
Return of capital                      --      --           --      --         0.20   15.73%

                                ---------   -----    ---------   -----    ---------   -----
Total                           $    1.24     100%   $    1.24     100%   $    1.24     100%
                                =========   =====    =========   =====    =========   =====

      (1) For 2006, the 35.19% consists of 26.50% and 8.69% taxed at 15% and 25% respectively. For 2005, the 32.84% capital gain consists of 10.86% and 21.98% taxed at 15% and 25%, respectively.

9. Commitments

The Company's commercial real estate operations include the leasing of office buildings and industrial properties subject to leases with terms greater than one year. The leases expire at various dates through 2015. The following is a schedule of approximate future minimum rental income on non-cancelable operating leases as of December 31, 2006:

                                                Year ended
                   (in thousands)              December 31,
                   ========================================

                   2007                         $    72,866
                   2008                              68,585
                   2009                              59,106
                   2010                              44,996
                   2011                              34,508
                   Thereafter (2012-2016)            87,195
                                               ------------
                                                $   367,256
                                               ============

The Company leases its corporate office space under an operating lease that was amended in 2003 and has no renewal options. The lease includes a base annual rent and additional rent for the Company's share of taxes and operating costs. Future minimum lease payments are as follows:

                                                Year ended
                   (in thousands)              December 31,
                   ----------------------------------------
                            2007               $       308
                            2008                       182

                   Thereafter                           --
                                               ------------
                                               $       490
                                               ============

Rent expense was approximately $301,000, $273,000 and $306,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in selling, general and administration expenses in the Consolidated Statements of Income.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements


10. Retirement Plan

In 2006, the Company established a 401(k) plan to cover eligible employees, which permits deferral of up to $15,000 per year (indexed for inflation) into the 401(k) plan, subject to certain limitations imposed by the Internal Revenue Code. Employee's elective deferrals are immediately vested upon contribution to the 401(k) plan. The Company matches employee contributions to the 401(k) plan dollar for dollar up to 3% of each employee's annual compensation up to $200,000. In addition, we may elect to make an annual discretionary profit-sharing contribution. The Company's total contribution under the 401(k) plan amounted to $133,000 for the year ended December 31, 2006.

In 1999, the Company began a retirement savings plan for eligible employees, which was replaced by the 401(k) plan in 2006. Under the plan, the Company annually matched participant contributions up to the maximum allowed by tax regulations. The Company's total contribution under the plan amounted to approximately $158,000 and $160,000 for the years ended December 31, 2005 and 2004, respectively.

11. Discontinued Operations

During 2006 the Company sold six properties, each of which was sold at a gain. The Company also reached an agreement to sell another commercial property, located in Greenville, South Carolina, which sold on January 31, 2007 at a loss. In evaluating the Greenville, South Carolina property, the Company compared estimated future costs to upgrade and reposition the multi-tenant property and to lease up the building. The Company concluded that accepting the offer was the more prudent decision because the management time and oversight of such a project outweighed the potential future benefit.

Accordingly, as of December 31, 2006, each of the six properties sold and the property classified as held for sale are classified as discontinued operations on our financial statements. Income from discontinued operations of the seven properties was approximately $5.5 million and $12.7 million for the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2006 the Company reported $61.4 million as gain on sale of properties including a provision for loss on the property held for sale. For the year ended December 31, 2005 the Company reported $30.5 million as net gains on sale of properties.

During the year ended December 31, 2006 gains on sales of properties and a provision for loss from assets held for sale were recognized and are summarized below:

(dollars in thousands)                                                                                Net
                                              City/            Property           Date of            Sales
Property Address                              State              Type              Sale             Proceeds    Gain/(Loss)
----------------                              -----              ----              ----             --------    -----------
22400 Westheimer Parkway             Katy, TX                 Apartment           May 24, 2006     $  18,204      $  2,373
4995 Patrick Henry Drive             Santa Clara, CA            Office            May 31, 2006         8,188         1,557
12902 Federal Systems Park Drive     Fairfax, VA                Office            May 31, 2006        61,412        24,240
One Technology Drive                 Peabody, MA              Industrial        August 9, 2006        15,995         6,366
2251 Corporate Park Drive            Herndon, VA                Office       November 16, 2006        58,022        27,941
451 Andover Street
   & 203 Turnpike Street             North Andover, MA          Office       December 21, 2006        11,362         3,810
                                                                                                   -----------------------
Net Sales Proceeds and Gain
   on sales of real estate                                                                         $ 173,183        66,287
                                                                                                   =========
Provision for loss on property
   held for sale:
   33 & 37 Villa Road                Greenville, SC             Office        January 31, 2007                      (4,849)
                                                                                                                  --------
                                                                                                                  $ 61,438
                                                                                                                  ========

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements

11. Discontinued Operations (continued)

During the year ended December 31, 2005 gains and losses on sales of the properties sold are summarized below:

(in Thousands)                                                                                    Net
                                            City/         Property           Date of             Sales        Gain/
Property Address                            State           Type               Sale            Proceeds      (Loss)
----------------                            -----           ----               ----            --------      ------

81 Blue Ravine                        Folsom, CA           Office            July 13, 2005         4,764       (1,124)
7250 Perkins Road                     Baton Rouge, LA     Apartment     September 19, 2005        22,280        7,265
7130-7150 Columbia Gateway Dr         Columbia, MD         Office       September 20, 2005        25,949        6,807
Park Ten Development (1)              Houston, TX           Land        September 29, 2005           850          339
3919 Essex Lane                       Houston, TX         Apartment        October 5, 2005        13,752        5,112
4000 Essex Lane                       Houston, TX         Apartment        October 5, 2005        22,715        5,151
5751-5771 Copley Drive                San Diego, CA        Office         December 8, 2005        22,570        6,943
                                                                                             ------------------------
                                                                                               $ 112,880     $ 30,493
                                                                                             ========================

(1) On September 29, 2005, the Company recorded a non-monetary exchange gain of $0.3 million from contribution of 2.9 acres of developable land contributed in exchange for 8.5 preferred shares (approximately 3.05%) of the Sponsored REIT, Park Ten Development. The appraised value of the land and market value of the stock acquired were used to estimate the sale price, and the gain was recorded net of the Company's interest in Park Ten Development.

The operating results for the real estate assets sold or held for sale are summarized below.

                                                 For the Years Ended
(in thousands)                                       December 31,
                                         ----------------------------------
                                             2006        2005        2004
                                          ---------   ---------   ---------
Rental revenue                            $  12,378   $  28,175   $  30,591
Rental operating expenses                    (3,756)     (7,157)     (7,502)
Real estate taxes and insurance              (1,042)     (2,862)     (3,624)
Depreciation and amortization                (2,089)     (5,427)     (5,771)
Selling, general and administrative              --          (4)         --
Interest income                                   1           6           5
                                         ----------------------------------
Net income from discontinued operations   $   5,492   $  12,731   $  13,699
                                         ==================================

12. Subsequent Events

On January 5, 2007 the Company borrowed approximately $150 million or its entire availability under its Loan Agreement. The Company used the borrowed funds to make an interim mortgage loan for a property located in Illinois.

On January 19, 2007, the Board of Directors of the Company declared a cash distribution of $0.31 per share of common stock payable on February 20, 2006 to stockholders of record on January 31, 2007.

On January 31, 2007, the Company completed the sale of a commercial building in Greenville, South Carolina and received proceeds of approximately $5.8 million.

                        Franklin Street Properties Corp.
                 Notes to the Consolidated Financial Statements


13. Selected unaudited quarterly information

Selected unaudited quarterly information is shown in the following table

                                                                           2006
                                                        -------------------------------------------
                                                          First     Second        Third     Fourth
                                                         Quarter    Quarter      Quarter    Quarter
                                                        --------   ---------    --------   --------
                                                           (in thousands, except per share data)

Revenue                                                 $ 25,450   $  27,231    $ 28,011   $ 34,521
                                                        ========   =========    ========   ========

Income from continuing operations                       $ 11,281   $  10,537    $ 10,157   $ 12,024
Income from discontinued operations                        1,858       1,832       1,312        490
Gain (loss) on sale of properties                             --      28,108       6,361     26,969
                                                        --------   ---------    --------   --------
Net income                                              $ 13,139   $  40,477    $ 17,830   $ 39,483
                                                        ========   =========    ========   ========

Basic and diluted net income per share                  $   0.22   $    0.60    $   0.25   $   0.56
                                                        ========   =========    ========   ========

Weighted average number of shares outstanding             59,795      67,149      70,766     70,766
                                                        ========   =========    ========   ========

                                                                           2005
                                                        -------------------------------------------
                                                          First     Second        Third     Fourth
                                                         Quarter    Quarter      Quarter    Quarter
                                                        --------   ---------    --------   --------
                                                           (in thousands, except per share data)

Revenue                                                 $ 16,229   $  18,145    $ 22,810   $ 22,392
                                                        ========   =========    ========   ========

Income from continuing operations                       $  7,073   $   7,213    $  9,026   $  8,580
Income from discontinued operations                        3,351       3,294       3,474      2,612
Gain (loss) on sale of properties                             --      (1,055)     14,316     17,232
                                                        --------   ---------    --------   --------
Net income                                              $ 10,424   $   9,452    $ 26,816   $ 28,424
                                                        ========   =========    ========   ========

Basic and diluted net income per share                  $   0.21   $    0.17    $   0.44   $   0.47
                                                        ========   =========    ========   ========

Weighted average number of shares outstanding             49,630      56,815      60,526     60,259
                                                        ========   =========    ========   ========

                                                                    SCHEDULE III

                        FRANKLIN STREET PROPERTIES CORP.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2006

                                                                  Initial Cost                        Historical Costs
                                                                                     Costs
                                                                                   Capitalized
                                                                      Buildings    (Disposals)               Buildings
                                                                    Improvements    Subsequent             Improvements
                                               Encumbrances             and            to                       and
Description                                        (1)        Land    Equipment    Acquisition     Land      Equipment     Total (2)
                                               ------------   ----  ------------   -----------     ----    ------------    ---------
                                                                                                      (in thousands)
Commercial Properties:
   Park Seneca, Charlotte, NC                      --        1,815        7,917          360        1,815        8,277      10,092
   Hillview Center, Milpitas, CA                   --        2,203        2,813            7        2,203        2,820       5,023
   Southfield Centre, Southfield, MI               --        4,344       11,455        1,632        4,344       13,087      17,431
   Bollman Place, Savage, MD                       --        1,585        4,121          416        1,585        4,537       6,122
   Austin N.W., Austin, TX                         --          708       10,494        1,161          708       11,655      12,363
   10 Lyberty Way, Westford, MA                    --        1,315        8,862          404        1,315        9,266      10,581
   Forest Park, Charlotte, NC                      --        1,559        5,672           15        1,559        5,687       7,246
   Centennial Center, Colorado Springs, CO         --        1,549       11,877          818        1,549       12,695      14,244
   Meadow Point, Chantilly, VA                     --        2,634       18,911            0        2,634       18,911      21,545
   Timberlake, Chesterfield, MO                    --        2,984       38,661        1,094        2,984       39,755      42,739
   Northwest Point, Elk Grove Village, IL          --        2,914       26,295        7,188        2,914       33,483      36,397
   Timberlake East, Chesterfield, MO               --        2,626       17,608        1,005        2,626       18,613      21,239
   Park Ten, Houston, TX                           --        1,061       21,303         (447)         569       21,348      21,917
   Goldentop Technology Center, San Diego, CA      --        5,356       17,049           20        5,356       17,069      22,425
   Federal Way, Federal Way, WA                    --        2,518       13,212            1        2,518       13,213      15,731
   Addison, Addison, TX                            --        4,325       48,040          918        4,325       48,958      53,283
   Collins, Richardson, TX                         --        4,000       42,598        1,122        4,000       43,720      47,720
   Montague, San Jose, CA                          --       10,250        5,254           16       10,250        5,270      15,520
   Royal Ridge, Alpharetta, GA                     --        2,000       22,068          371        2,000       22,439      24,439
   Greenwood, Englewood, CO                        --        3,100       30,201            0        3,100       30,201      33,301
   River Crossing, Indianapolis, IN                --        3,000       36,926          829        3,000       37,755      40,755
   Willow Bend, Plano, TX                          --        3,800       14,842            2        3,800       14,844      18,644
   Innsbrook, Glenn Allen, VA                      --        5,000       40,216        1,197        5,000       41,413      46,413
   380 Interlocken, Bloomfield, CO                 --        8,275       34,462          361        8,275       34,823      43,098
   Blue Lagoon, Miami, FL                          --        6,306       46,124            0        6,306       46,124      52,430
   Eldridge Green, Houston, TX                     --        3,900       43,791           24        3,900       43,815      47,715
   Liberty Plaza, Addison, TX                      --        4,374       21,146          884        4,374       22,030      26,404
   One Overton, Atlanta, GA                        --        3,900       77,229          621        3,900       77,850      81,750
   FSP 390 Interlocken, Bloomfield, CO             --        7,013       37,751           10        7,013       37,761      44,774
                                                 ----     --------     --------     --------     --------     --------    --------
         Balance - Real Estate                     --      104,414      716,898       20,029      103,922      737,419     841,341

   Assets held for sale                            --        1,449        9,839        1,811        1,449       11,650      13,099
                                                 ----     --------     --------     --------     --------     --------    --------
         Balance - End of Year                     --     $105,863     $726,737     $ 21,840     $105,371     $749,069    $854,440
                                                 ====     ========     ========     ========     ========     ========    ========



                                                                      Total
                                                                      Costs,
                                                                      Net of      Depreciable    Date of
                                                      Accumulated   Accumulated       Life     Acquisition
Description                                           Depreciation  Depreciation     Years        (3)
                                                      ------------  ------------  -----------  -----------

Commercial Properties:
   Park Seneca, Charlotte, NC                            1,802          8,290         5-39       1997
   Hillview Center, Milpitas, CA                           560          4,463         5-39       1999
   Southfield Centre, Southfield, MI                     2,281         15,150         5-39       1999
   Bollman Place, Savage, MD                               751          5,371         5-39       1999
   Austin N.W., Austin, TX                               2,093         10,270         5-39       1999
   10 Lyberty Way, Westford, MA                          1,549          9,032         5-39       2000
   Forest Park, Charlotte, NC                              521          6,725         5-39       1999
   Centennial Center, Colorado Springs, CO               1,269         12,975         5-39       2000
   Meadow Point, Chantilly, VA                           1,738         19,807         5-39       2001
   Timberlake, Chesterfield, MO                          3,595         39,144         5-39       2001
   Northwest Point, Elk Grove Village, IL                2,424         33,973         5-39       2001
   Timberlake East, Chesterfield, MO                     1,687         19,552         5-39       2002
   Park Ten, Houston, TX                                 1,969         19,948         5-39       2002
   Goldentop Technology Center, San Diego, CA            1,568         20,857         5-39       2000
   Federal Way, Federal Way, WA                          1,214         14,517         5-39       2001
   Addison, Addison, TX                                  2,317         50,966         5-39       2002
   Collins, Richardson, TX                               1,830         45,890         5-39       2003
   Montague, San Jose, CA                                  225         15,295         5-39       2002
   Royal Ridge, Alpharetta, GA                             995         23,444         5-39       2003
   Greenwood, Englewood, CO                              1,419         31,882         5-39       2005
   River Crossing, Indianapolis, IN                      1,450         39,305         5-39       2005
   Willow Bend, Plano, TX                                  254         18,390         5-39       2000
   Innsbrook, Glenn Allen, VA                              687         45,726         5-39       2003
   380 Interlocken, Bloomfield, CO                         598         42,500         5-39       2003
   Blue Lagoon, Miami, FL                                  788         51,642         5-39       2003
   Eldridge Green, Houston, TX                             749         46,966         5-39       2004
   Liberty Plaza, Addison, TX                              510         25,894         5-39       2006
   One Overton, Atlanta, GA                              1,008         80,742         5-39       2006
   FSP 390 Interlocken, Bloomfield, CO                       0         44,774         5-39       2006
                                                       -------       --------         ----       ----
         Balance - Real Estate                          37,851        803,490

   Assets held for sale                                  7,269          5,830         5-39       1998
                                                       -------       --------
         Balance - End of Year                         $45,120       $809,320
                                                       =======       ========

(1)   There are no encumbrances on the above properties.
(2)   The aggregate cost for Federal Income Tax purposes is $804,995.
(3)   Original date of acquisition by Sponsored Entity.

The following table summarizes the changes in the Company's real estate investments and accumulated depreciation:

                                                              December 31,
                                         -----------------------------------------------------
(in thousands)                              2006                  2005                  2004
==============================================================================================
Real estate investments, at cost:
   Balance, beginning of year              595,194               476,982               475,368
     Acquisition by merger                 206,715               138,535                    --
     Acquisitions                          151,804                73,227                    --
     Improvements                           15,812                 2,692                 1,614
     Assets held for sale                  (13,099)             (127,976)             (222,475)
     Dispositions                         (115,085)              (96,242)                   --
                                         -----------------------------------------------------
   Balance - Real Estate                   841,341               467,218               254,507
     Assets held for sale                   13,099               127,976               222,475
                                         -----------------------------------------------------
Balance, end of year                       854,440               595,194               476,982
                                         =====================================================
Accumulated depreciation:
   Balance, beginning of year               35,966                37,227                25,836
     Depreciation                           17,365                13,822                11,391
     Assets held for sale                   (2,667)              (13,684)              (23,918)
     Dispositions                          (12,813)              (15,083)                   --
                                         -----------------------------------------------------
   Balance - Accumulated Depreciation       37,851                22,282                13,309
     Assets held for sale                    7,269                13,684                23,918
                                         -----------------------------------------------------
Balance, end of year                        45,120                35,966                37,227
                                         =====================================================