Form 10-Q
period 2007-03-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2007-05-02
CIK 1031316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2007.

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________.

                        Commission File Number: 001-32470


                        Franklin Street Properties Corp.
             (Exact name of registrant as specified in its charter)

              Maryland                                     04-3578653
   -------------------------------                       -------------
   (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                   Identification Number)

                         401 Edgewater Place, Suite 200
                            Wakefield, MA 01880-6210
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (781) 557-1300
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

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

      YES |_|       NO |X|

The number of shares of common stock outstanding as of April 30, 2007 was 70,766,305.

                        Franklin Street Properties Corp.

                                    Form 10-Q

                                Quarterly Report
                                 March 31, 2007

                                Table of Contents

Part I.  Financial Information
                                                                            Page
         Item 1.  Financial Statements                                      ----

                  Consolidated Balance Sheets as of March 31, 2007 and
                  December 31, 2006.......................................     3

                  Consolidated Statements of Income for the three months
                  ended March 31, 2007 and 2006...........................     4

                  Consolidated Statements of Cash Flows for the
                  three months ended March 31, 2007 and 2006..............     5

                  Notes to Consolidated Financial Statements..............  6-14

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................... 15-22

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk.............................................    23

         Item 4.  Controls and Procedures.................................    24

Part II. Other Information

         Item 1.  Legal Proceedings.......................................    25

         Item 1A. Risk Factors............................................    25

         Item 2.  Unregistered Sales of Equity Securities and
                  Use of Proceeds.........................................    29

         Item 3.  Defaults Upon Senior Securities.........................    30

         Item 4.  Submission of Matters to a Vote of Security Holders.....    30

         Item 5.  Other Information.......................................    30

         Item 6.  Exhibits................................................    31

Signatures        ........................................................    32

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                          March 31,    December 31,
(in thousands, except share and par value amounts)                                          2007          2006
===================================================================================================================

Assets:
Real estate assets:
   Land                                                                                  $   103,922    $ 103,922
   Buildings and improvements                                                                740,217      737,379
   Fixtures and equipment                                                                         56           40
-------------------------------------------------------------------------------------------------------------------
                                                                                             844,195      841,341
   Less accumulated depreciation                                                              43,000       37,851
-------------------------------------------------------------------------------------------------------------------
Real estate assets, net                                                                      801,195      803,490
Acquired real estate leases, less accumulated amortization
   of $24,394 and $21,548, respectively                                                       39,994       43,167
Investment in non-consolidated REITs                                                           5,004        5,064
Assets held for syndication, net                                                             125,195           --
Assets held for sale                                                                              --        5,830
Cash and cash equivalents                                                                     68,726       69,973
Certificate of deposit                                                                         5,180        5,143
Restricted cash                                                                                  682          761
Tenant rent receivables, less allowance for doubtful accounts
   of $433 and $433, respectively                                                              1,937        2,440
Straight-line rent receivable, less allowance for doubtful accounts
   of $163 and $163, respectively                                                              5,875        4,720
Prepaid expenses                                                                                 769          972
Deposits on real estate assets                                                                    --        5,010
Other assets                                                                                     556        1,118
Office computers and furniture, net of accumulated depreciation
   of $881 and $851, respectively                                                                344          375
Deferred leasing commissions, net of accumulated amortization
   of $1,623, and $1,323, respectively                                                         7,615        7,254
-------------------------------------------------------------------------------------------------------------------
   Total assets                                                                          $ 1,063,072    $ 955,317
===================================================================================================================

Liabilities and Stockholders' Equity:
Liabilities:
  Bank note payable                                                                      $   130,000    $      --
  Accounts payable and accrued expenses                                                       16,945       25,275
  Accrued compensation                                                                         1,255        2,643
  Tenant security deposits                                                                     1,654        1,744
  Acquired unfavorable real estate leases, less accumulated amortization
      of $681, and $534, respectively                                                          3,462        3,693
-------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                         153,316       33,355
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' Equity:
  Preferred stock, $.0001 par value, 20,000,000 shares
    authorized, none issued or outstanding                                                        --           --
  Common stock, $.0001 par value, 180,000,000 shares authorized,
    70,766,305 and 70,766,305 shares issued and outstanding, respectively                          7            7
  Additional paid-in capital                                                                 907,794      907,794
  Treasury stock, 731,898 and 731,898 shares at cost, respectively                           (14,008)     (14,008)
  Earnings (distributions) in excess of accumulated earnings/distributions                    15,963       28,169
-------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                              909,756      921,962
-------------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                                          $ 1,063,072    $ 955,317
===================================================================================================================
                             The accompanying notes are an integral part of these consoldated financial statements.

                        Franklin Street Properties Corp.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                                For the
                                                                                          Three Months Ended
                                                                                               March 31,
-------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                                    2007       2006
=============================================================================================================

Revenue:
     Rental                                                                              $ 26,868    $21,317
Related party revenue:
     Syndication fees                                                                       2,956      1,921
     Transaction fees                                                                       3,081      1,939
     Management fees and interest income from loans                                         1,817        167
Other                                                                                          38         26
-------------------------------------------------------------------------------------------------------------
        Total revenue                                                                      34,760     25,370
-------------------------------------------------------------------------------------------------------------

Expenses:
     Real estate operating expenses                                                         6,655      4,099
     Real estate taxes and insurance                                                        4,483      2,405
     Depreciation and amortization                                                          7,657      4,775
     Selling, general and administrative                                                    1,888      1,805
     Commissions                                                                            1,559      1,022
     Interest                                                                               2,676        594
-------------------------------------------------------------------------------------------------------------

       Total expenses                                                                      24,918     14,700
-------------------------------------------------------------------------------------------------------------

Income before interest income, equity in earnings of
   non-consolidated REITs and taxes on income                                               9,842     10,670
Interest income                                                                               653        588
Equity in earnings of non-consolidated REITs                                                 (616)        80
-------------------------------------------------------------------------------------------------------------

Income before taxes on income                                                               9,879     11,338
Income tax expense                                                                            240         57
-------------------------------------------------------------------------------------------------------------

  Income from continuing operations                                                         9,639     11,281
  Income from discontinued operations                                                          93      1,858
-------------------------------------------------------------------------------------------------------------

Net income                                                                               $  9,732    $13,139
=============================================================================================================

Weighted average number of shares outstanding,
     basic and diluted                                                                     70,766     59,795
=============================================================================================================

Earnings per share, basic and diluted, attributable to:
  Continuing operations                                                                  $   0.14    $  0.19
  Discontinued operations                                                                      --       0.03
-------------------------------------------------------------------------------------------------------------
Net income per share, basic and diluted                                                  $   0.14    $  0.22
=============================================================================================================
                       The accompanying notes are an integral part of these consoldated financial statements.

                        Franklin Street Properties Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                For the
                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                         -----------------------
(in thousands)                                                                               2007        2006
================================================================================================================

Cash flows from operating activities:
   Net income                                                                            $   9,732    $ 13,139
   Adjustments to reconcile net income to net cash
        provided by  operating activities:
      Depreciation and amortization expense                                                  7,666       5,659
      Amortization of above market lease                                                     1,334       1,474
      Equity in earnings from non-consolidated REITs                                           583        (275)
      Distributions from non-consolidated REITs                                                281         118
  Changes in operating assets and liabilities:
     Restricted cash                                                                            79          (4)
     Tenant rent receivables, net                                                              503         207
     Straight-line rents, net                                                               (1,273)        200
     Prepaid expenses and other assets, net                                                    755         210
     Accounts payable and accrued expenses                                                  (1,856)     (1,254)
     Accrued compensation                                                                   (1,388)       (555)
     Tenant security deposits                                                                  (90)         76
  Payment of deferred leasing commissions                                                     (661)       (156)
----------------------------------------------------------------------------------------------------------------

        Net cash provided by operating activities                                           15,665      18,839
----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Purchase of real estate assets, office computers and
          furniture, capitalized merger costs                                               (9,327)    (25,744)
      Purchase of acquired favorable and unfavorable leases                                     --        (951)
      Investment in non-consolidated REITs                                                      (9)        (11)
      Investment in certificate of deposit                                                     (37)         --
      Investment in assets held for syndication, net                                      (121,431)    (51,500)
      Proceeds received on sales of real estate assets                                       5,830          --
----------------------------------------------------------------------------------------------------------------

      Net cash used for investing activities                                              (124,974)    (78,206)
----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Distributions to stockholders                                                        (21,938)    (18,536)
      Borrowings under bank note payable, net                                              130,000      41,500
----------------------------------------------------------------------------------------------------------------

      Net cash provided by financing activities                                            108,062      22,964
----------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                   (1,247)    (36,403)

Cash and cash equivalents, beginning of period                                              69,973      69,715
----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                                 $  68,726    $ 33,312
================================================================================================================

Supplemental disclosure of cash flow information:
  Cash paid for:
      Interest                                                                           $   1,697    $    513
      Income taxes                                                                             170          50
Non-cash investing and financing activities:
  Accrued costs for purchase of real estate assets                                       $   2,042    $     --
  Deposits on real estate assets converted to investments in assets
     held for syndication                                                                $   5,010    $     --
  Accrued merger costs at period end                                                                  $    779

                        The accompanying notes are an integral part of these consoldated financial statements.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements

Organization

Franklin Street Properties Corp. ("FSP Corp." or the "Company") holds, directly and indirectly, 100% of the interest in FSP Investments LLC ("FSP Investments"), FSP Property Management LLC ("FSP Property Management"), and FSP Holdings LLC. The Company also has a non-controlling common stock interest in eleven corporations organized to operate as real estate investment trusts ("REITs") and a non-controlling preferred stock interest in two of those REITs.

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

The Company operates in two business segments: real estate operations (including real estate leasing, interim acquisition financing, development and asset/property management) and investment banking/investment services (including real estate acquisitions and broker/dealer services). FSP Investments provides real estate investment and broker/dealer services. FSP Investments' services include: (i) the organization of REIT entities (the "Sponsored REITs"), which are syndicated through private placements; (ii) sourcing of the acquisition of real estate on behalf of the Sponsored REITs; and (iii) the sale of preferred stock in the Sponsored REITs. FSP Property Management provides asset management and property management services for the Sponsored REITs.

The Company owns and operates a portfolio of real estate, which consisted of 29 properties as of March 31, 2007. The Company also pursues, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company's investment in real estate assets, excluding assets held for syndication and assets held for sale:

                                                         As of
                                                       March 31,
                                                   2007          2006
                                                ---------     ---------

      Commercial real estate:
        Number of properties                           29            22
        Square feet                             5,148,490     3,404,073

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other period.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements (continued)

Reclassifications

Certain balances from the 2006 balance sheet and interim financial statements have been reclassified to conform to the 2007 presentation. The reclassifications primarily were related to the disposition of six properties sold in 2006 and one property sold in 2007, which are reported as discontinued operations for all periods presented. These reclassifications changed rental revenues, operating and maintenance expenses, depreciation and amortization, other income and the related assets, which are segregated on the financial statements. There was no change to net income for any period presented as a result of these reclassifications.

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company's financial position, operations or cash flow.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The guidance is effective for periods beginning after December 15, 2006. The adoption of this standard did not have a material impact on the Company's financial position, operations or cash flow.

2.   Investment Banking/Investment Services Activity

During the three months ended March 31, 2007, the Company sold on a best efforts basis, through private placements, preferred stock in the following Sponsored
REIT:

Sponsored REIT                           Property Location     Gross Proceeds
-------------------------------------------------------------------------------
                                                               (in thousands)(1)
FSP 303 East Wacker Drive Corp.          Chicago, IL                $49,150
                                                               ------------
                                         Total                      $49,150
                                                               ============

      1. The syndication of FSP 303 East Wacker Drive Corp. ("East Wacker"), which commenced in January 2007 was not complete at March 31, 2007. This amount represents the gross proceeds syndicated during the three months ended March 31, 2007.

3.   Certificates of Deposit

Investment in certificates of deposit consists of investments the Company has the ability and intent to hold until their maturity. As of March 31, 2007 and December 31, 2006 the Company held a certificate of deposit with an original maturity of six months at a carrying value of $5.2 million and $5.1 million, respectively, with an annual interest rate of 5% that matured on April 11, 2007. The Company believes the aggregate fair value is approximately the same as its carrying value.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4.   Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At March 31, 2007, the Company held an interest in eleven Sponsored REITs. Ten were fully syndicated and the Company no longer derives economic benefits or risks from the common stock interest that is retained in them. The Company holds a preferred stock investment in two of these Sponsored REITs, FSP Park Ten Development Corp. ("Park Ten Development") and FSP Phoenix Tower Corp. ("Phoenix Tower"), from which it continues to derive economic benefit and risk. The remaining entity that was not fully syndicated at March 31, 2007, FSP 303 East Wacker Drive Corp., has a value of approximately $125 million on the accompanying consolidated balance sheets and is classified as assets held for syndication.

The table below shows the Company's share of income and expenses from Sponsored REITs prior to consolidation. Management fees of $18,000 and $11,000 for the three months ended March 31, 2007 and 2006, respectively, and interest expenses are eliminated in consolidation.

                                                        Three Months Ended
                                                            March 31,
      (in thousands)                                      2007       2006
                                                        -------    -------

      Operating Data:
      Rental revenues                                   $ 2,079    $ 1,215
      Operating and maintenance
          expenses                                        1,102        554
      Depreciation and amortization                         442        288
      Interest expense                                      992        479
      Interest income                                        39          9
                                                        -------    -------
                                                        $  (418)   $   (97)
                                                        =======    =======

Equity (deficit) in earnings of investment in non-consolidated REITs:

The following table includes equity in earnings of investments in non-consolidated REITs:

                                                            Three Months Ended
                                                                 March 31,
      (in thousands)                                         2007        2006
                                                           --------    --------

      Equity in earnings of Sponsored REITs                $   (666)   $     27
      Equity in earnings of FSP Blue Lagoon Drive Corp.          --          53
      Equity in earnings of Park Ten Development                 (7)         --
      Equity in earnings of Phoenix Tower                        57          --
                                                           --------    --------
                                                           $   (616)   $     80
                                                           ========    ========

Equity (deficit) in earnings of investments in Sponsored REITs is derived from the Company's share of income following the commencement of syndication of Sponsored REITs. Following the commencement of syndication the Company exercises influence over, but does not control these entities, and investments are accounted for using the equity method.

Equity (deficit) in earnings of Park Ten Development is derived from the Company's preferred stock investment in the entity. In September 2005 the Company acquired 8.5 preferred shares or 3.05% of the authorized preferred shares of Park Ten Development via a non-monetary exchange of land valued at $850,000.

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

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4. Related Party Transactions and Investments in Non-consolidated Entities (continued)

Equity in earnings of FSP Blue Lagoon Drive Corp. ("Blue Lagoon") is derived from the Company's preferred stock investment in the entity. In January 2004, the Company purchased 49.25 preferred shares, or 8.22%, of the authorized preferred shares of Blue Lagoon for $4,248,000 (which represented $4,925,000 at the offering price net of commissions of $394,000 and loan fees of $283,000 that were excluded). Blue Lagoon was one of the 2006 Target REITs that the Company acquired by merger on April 30, 2006 at which time the preferred stock investment was canceled and the merger was accounted for as a purchase, and the acquired assets and liabilities were recorded at their fair value.

The Company recorded distributions declared or received of $281,000 and $118,000 from Sponsored REITs during the three months ended March 31, 2007 and 2006, respectively.

Non-consolidated REITs:

The Company has in the past acquired by merger entities similar to the Sponsored REITs, including on April 30, 2006, the five 2006 Target REITs. The Company's business model for growth includes the potential acquisition by merger in the future of Sponsored REITs. However, the Company has no legal or any other enforceable obligation to acquire or to offer to acquire any Sponsored REIT. In addition, any offer (and the related terms and conditions) that might be made in the future to acquire any Sponsored REIT would require the approval of the boards of directors of the Company and the Sponsored REIT and the approval of the shareholders of the Sponsored REIT.

The operating data below for 2007 includes operations of the eleven Sponsored REITs the Company held an interest in as of March 31, 2007. The operating data for 2006 includes operations of the fourteen Sponsored REITs the Company held an interest in as of March 31, 2006, including operations from the five 2006 Target REITs from January through March 31, 2006. The five 2006 Target REITs were merged into the Company on April 30, 2006.

At March 31, 2007, December 31, 2006 and March 31, 2006, the Company had ownership interests in eleven, ten and fourteen Sponsored REITs, respectively. Summarized financial information for these Sponsored REITs is as follows:

                                                  March 31,       December 31,
                                                     2007             2006
                                                  ---------        ---------
                                                        (in thousands)
      Balance Sheet Data (unaudited):
      Real estate, net                            $ 621,598        $ 612,835
      Other assets                                   66,193           87,383
      Total liabilities                            (258,576)        (132,565)
                                                  ---------        ---------
      Shareholders equity                         $ 429,215        $ 567,653
                                                  =========        =========

                                                   For the Three Months Ended
                                                           March 31,
                                                      2007            2006
                                                    --------        --------
                                                          (in thousands)
      Operating Data (unaudited):
      Rental revenue                                $ 22,099        $ 16,522
      Other revenue                                      781             731
      Operating and maintenance expenses             (10,735)         (7,477)
      Depreciation and amortization                   (4,339)         (3,604)
      Interest expense and commitment fees            (7,017)         (2,736)
                                                    --------        --------
      Net income (loss)                             $    789        $  3,436
                                                    ========        ========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4. Related Party Transactions and Investments in Non-consolidated Entities (continued)

Syndication fees and Transaction fees:

The Company provides syndication and real estate acquisition advisory services for Sponsored REITs. Syndication and transaction fees from non-consolidated entities amounted to approximately $6,037,000 and $3,860,000 for the three months ended March 31, 2007 and 2006, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice. Asset management fee income from non-consolidated entities amounted to approximately $228,000 and $167,000 for the three months ended March 31, 2007 and 2006, respectively. The Company typically makes interim mortgage loans to Sponsored REITs that enable Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests. The interim mortgage loans are subsequently repaid out of offering proceeds. The Company recognized interest income from interim mortgage loans of approximately $1,589,000 and $4,000 for the three months ended March 31, 2007 and 2006, respectively, relating to these loans.

5.    Bank Note Payable

The Company has a revolving line of credit agreement (the "Loan Agreement") with a group of banks providing for borrowings at the Company's election of up to $150,000,000. Borrowings under the Loan Agreement bear interest at either the bank's prime rate (8.25% at March 31, 2007) or a rate equal to LIBOR plus 125 basis points (6.57% at March 31, 2007). The balance outstanding was $130,000,000 at March 31, 2007, and there was no balance outstanding at December 31, 2006. The weighted average interest rate on amounts outstanding during the three months ended March 31, 2007 and 2006 was 6.57% and 6.34%, respectively; and for the year ended December 31, 2006 was approximately 6.39%.

The Loan Agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the maintenance of at least $1,500,000 in operating cash accounts, a minimum unencumbered cash and liquid investments balance and tangible net worth, and compliance with various debt and operating income ratios, as defined in the Loan Agreement. The Company was in compliance with the Loan Agreement's financial covenants as of March 31, 2007 and December 31, 2006. Borrowings under the Loan Agreement mature on August 18, 2008.

6.    Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at March 31, 2007 and 2006.

7.    Discontinued Operations

During 2006 the Company sold six properties, each of which was sold at a gain. The Company also reached an agreement to sell another commercial property, located in Greenville, South Carolina, which sold on January 31, 2007 at a loss. For the year ended December 31, 2006, the Company reported the gains from the sale of these properties and a provision for loss on the Greenville property held for sale.

Accordingly, each of the seven properties sold are classified as discontinued operations on our financial statements. Income from discontinued operations was approximately $93,000 and $1,858,000 for the three months ended March 31, 2007 and 2006, respectively.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

8.    Business Segments

The operating results for these real estate assets have been reflected as discontinued operations in the consolidated statements of income for all periods presented, and are summarized below:

                                                               For the
                                                          Three Months Ended
      (in thousands)                                           March 31,
                                                         ---------------------
                                                           2007         2006
                                                         --------     --------
      Rental revenue                                     $    116     $  4,584
      Rental operating expenses                               (23)      (1,362)
      Real estate taxes and insurance                          --         (495)
      Depreciation and amortization                            --         (869)
      Interest income                                          --           --
                                                         --------     --------
      Net income from discontinued operations            $     93     $  1,858
                                                         ========     ========

The Company operates in two business segments: real estate operations (including real estate leasing, interim acquisition financing, development and asset/property management) and investment banking/investment services (including real estate acquisition and broker/dealer services). The Company has identified these segments because this information is the basis upon which management makes decisions regarding resource allocation and performance assessment. The accounting policies of the reportable segments are the same as those described in the "Significant Accounting Policies" in Note 2 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2006. The Company's operations are located in the United States of America.

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

AFFO should not be considered as an alternative to net income (determined in accordance with GAAP), as an indicator of the Company's financial performance, nor as an alternative to cash flows from operating activities (determined in accordance with GAAP), nor as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Other real estate companies may define AFFO in a different manner. We believe that in order to facilitate a clear understanding of the results of the Company, AFFO should be examined in connection with net income and cash flows from operating, investing and financing activities in the consolidated financial statements. The calculation of AFFO by business segment is shown in the following table.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

8.    Business Segments (continued)

The calculation of AFFO by business segment is shown in the following table:

                                                          Investment
                                                           Banking/
                                             Real Estate  Investment
(in thousands)                               Operations    Services      Total
                                             ----------    --------      -----
Three Months Ended March 31, 2007
Net Income                                    $  9,376     $    356    $  9,732
Equity in income of non-consolidated REITs         583           --         583
Distributions from non-consolidated REITs          281           --         281
Depreciation and amortization                    8,970           30       9,000
Straight line rent                              (1,273)          --      (1,273)
                                              --------     --------    --------

Adjusted Funds From Operations                $ 17,937     $    386    $ 18,323
                                              ========     ========    ========

Three Months Ended March 31, 2006
Net Income                                    $ 13,054     $     85    $ 13,139
Equity in income of non-consolidated REITs        (275)          --        (275)
Distributions from non-consolidated REITs          118           --         118
Depreciation and amortization                    7,100           33       7,133
Straight line rent                                 200           --         200
                                              --------     --------    --------

Adjusted Funds From Operations                $ 20,197     $    118    $ 20,315
                                              ========     ========    ========

The following table is a summary of other financial information by business segment:

                                                      Investment
                                                       Banking/
                                       Real Estate    Investment
(in thousands)                         Operations      Services       Total
                                       ----------      --------       -----

March 31, 2007:
  Revenue                              $    31,551     $   3,209   $    34,760
  Interest income                              645             8           653
  Interest expense                           2,676            --         2,676
  Capital expenditures                      (2,854)           --        (2,854)
  Identifiable assets                  $ 1,056,974     $   6,098   $ 1,063,072

March 31, 2006:
  Revenue                              $    23,203     $   2,167   $    25,370
  Interest income                              579             9           588
  Interest expense                             594            --           594
  Capital expenditures                         232            36           268
  Identifiable assets                  $   707,481     $   4,907   $   712,388

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

9.    Cash Dividends

The Company declared and paid dividends as follows (in thousands, except per share amounts):

                                             Dividends Per          Total
           Quarter Paid                          Share            Dividends
           ------------                          -----            ---------

      First quarter of 2007                       $.31             $21,938

      First quarter of 2006                       $.31             $18,536

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

The Company's adoption of the provisions of FIN 48 effective January 1, 2007 did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption of FIN 48. Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future. The Company's effective tax rate was not affected by the adoption of FIN
48. The Company and one or more of its subsidiaries files income tax returns in the U.S federal jurisdiction and various state jurisdictions. The statute of limitations for the Company's income tax returns is generally three years and as such, the Company's returns that remain subject to examination would be primarily from 2003 and thereafter

The income tax expense reflected in the consolidated statements of income relates only to the TRS. The expense differs from the amounts computed by applying the Federal statutory rate of 34% to income before income taxes as follows:

                                                                  For the
                                                            Three Months Ended
                                                                 March 31,
      (in thousands)                                            2007       2006
                                                            --------   --------

      Federal income tax expense at statutory rate          $    203   $     48
      Increase in taxes resulting from:
      State income taxes, net of federal impact                   37          9
                                                            --------   --------
                                                            $    240   $     57
                                                            ========   ========

No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the taxable REIT subsidiary.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

11.   Subsequent Events

The Company repaid $30 million of its bank note payable on April 4, 2007, and declared a cash distribution of $0.31 per share on April 20, 2007 to stockholders of record on April 30, 2007 payable on May 21, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2006. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation changes in economic conditions in the markets in which we own properties, changes in the demand by investors for investment in Sponsored REITs, risks of a lessening of demand for the types of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. See the factors set forth below under the caption, Item 1A. "Risk Factors". Although we believe the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Due to the transactional nature of significant portions of our business, our quarterly financial metrics have historically been quite variable. We do not manage our business to quarterly targets but rather manage our business to longer-term targets. Consequently, we consider annual financial results to be much more meaningful for performance and trend measurements. We continue to be very optimistic about our full-year 2007 financial performance potential and growth prospects.

Net income decreased $3.4 million comparing the first quarter of 2007 to 2006. The decrease was principally a result of a decrease in termination fee income, which is included in rental revenue. During the first quarter of 2007 such income was $61,000 compared to $4,722,000 in the first quarter of 2006. The impact of this $4.7 million decrease was partially offset by increases to income from real estate operations, including the impact of mergers, acquisitions and properties sold in the last twelve months, of approximately $1.1 million; and the benefit of increased investment banking results of approximately $0.3 million. Selling, general and administrative expenses also increased $83,000. Each of these components of our results are more fully discussed below.

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.

No changes to our critical accounting policies have occurred since our Annual Report on Form 10-K for the year ended December 31, 2006.

Trends and Uncertainties
------------------------

Real Estate Operations

Our property operations during the first quarter of 2007 produced profit results that were generally in line with management's expectations. Significantly, two properties totaling approximately 263,000 square feet, one in the greater Seattle/Tacoma area, and the other in Silicon Valley, did not contribute meaningful rental income as each was substantially vacant. Both properties are in the process of being physically repositioned in their respective markets from single- to multi-tenant configurations. Construction and lease-up of these two assets is likely to take up a good portion of 2007 and possibly beyond. However, once repositioned and released, we believe these two properties can add meaningful rental income and value. To date, approximately 42% of our 526,269 square feet of expected 2007 lease expirations has been re-leased/renewed.

Our major lease expirations scheduled for 2007 occurred during the first quarter, which added some additional square footage to our vacant space, although there were several renewals and extensions. The portfolio was approximately 86% leased at March 31, 2007, and approximately 3% of the portfolio is anticipated to have lease expirations over the remainder of the year, based on rentable square feet.

While we cannot predict when existing vacancy will be leased or if existing tenants with expiring leases will renew their leases or what the terms and conditions of the lease renewals will be, we expect to renew or sign new leases at current market rates for the locations in which the buildings are located, which in some cases may be below the expiring rental rates. In most of our markets, leasing conditions are still improving gradually, but market rents have still not returned to the levels that were reached in the late 1990s and before 2001.

Investment Banking/Investment Services

Unlike our real estate operations business, which provides a rental revenue stream which is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature. Equity raised for Sponsored REIT syndications in the first quarter of 2007 totaled $49.2 million. Future business in this area, while always uncertain, continues to be more encouraging than in the past three years. In January of 2007, one of our Sponsored REITs purchased a property for investment syndication. Permanent equity capitalization of the property was structured as a private placement preferred stock offering totaling $221 million. This offering is the largest single-investment syndication in our history.

Despite this current syndication, our property acquisition executives continue to grapple with historically high valuation levels for prime commercial investment real estate. It appears that a combination of factors, including low interest rates, a growing general economy and substantially increased capital allocation to real estate assets is increasing prices on many properties we would have an interest in acquiring. This upward pressure on prices is causing capitalization rates to remain low and prices per square foot to rise. Specifically, our acquisition executives have a challenge identifying enough property at a price acceptable under our investment criteria to grow our overall investment banking/investment services business. As the first quarter of 2007 ends, valuation levels for many top quality investment properties remain at historically high levels, with significant competition from a variety of capital sources to acquire them. We continue to rely solely on our in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time (i.e., invest in a Sponsored REIT). We also continue to evaluate whether our in-house sales force is capable, either through our existing client base or through new clients, of raising sufficient investment capital in Sponsored REITs to achieve future performance objectives.

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

Some of the more significant factors include:

      o Increases and decreases in the number of owned properties in our real estate portfolio, and the related impact of transactions such as direct acquisition and disposition of real estate assets;
      o Increases and decreases in the number of Sponsored REITs, which are managed by FSP, and the related impact of creating the Sponsored REITs;
      o Trends in the level of syndication proceeds in our investment banking segment; and
      o Increases and decreases in the level of management time related to each of our segments.

As a result of these factors, we compare the total selling, general and administrative expenses from period-to-period as we believe it more meaningful than comparison of allocated expenses to each segment

Discontinued Operations and Property Dispositions

During the year ended December 31, 2006, the Company disposed of one apartment property and five commercial properties. The apartment property is located in Katy, Texas. The five commercial properties are located in Santa Clara, California, Fairfax and Herndon, Virginia and North Andover and Peabody, Massachusetts. An agreement was also reached to sell an office property in

Greenville, South Carolina, which was sold on January 31, 2007. Accordingly, as of December 31, 2006 the South Carolina property was held for sale and is classified as such on our financial statements. The operating results for these real estate assets have been reflected as discontinued operations in the financial statements for the three months ended March 31, 2007 and 2006, respectively.

We continue to evaluate our portfolio, and in the future may decide to dispose of additional properties from time-to-time in the ordinary course of business.

The following table shows each segment for the three months ended March 31, 2007 and 2006.

(in thousands)
                                                          Three months ended March 31,
                                                       --------------------------------
Real Estate Operations                                   2007        2006       Change
                                                       --------    --------    --------
Revenues:
  Rental income                                        $ 26,868    $ 21,317    $  5,551
  Transaction fees                                        2,828       1,693       1,135
  Management fees and interest income from loans          1,855         193       1,662
                                                       --------    --------    --------
                                                         31,551      23,203       8,348
                                                       --------    --------    --------
Expenses:
  Real estate operating expenses                          6,655       4,099       2,556
  Real estate taxes and insurance                         4,483       2,405       2,078
  Depreciation and amortization                           7,627       4,742       2,885
  Interest                                                2,676         594       2,082
                                                       --------    --------    --------
                                                         21,441      11,840       9,601
                                                       --------    --------    --------
Other items:
  Interest income                                           645         579          66
  Equity in earnings in non-consolidated REIT's            (616)         80        (696)
                                                       --------    --------    --------
                                                             29         659        (630)
                                                       --------    --------    --------

Contribution from real estate                            10,139      12,022      (1,883)
                                                       --------    --------    --------

Investment Banking/Investment Services:
  Syndication fees                                        2,956       1,921       1,035
  Transaction fees                                          253         246           7
                                                       --------    --------    --------
                                                          3,209       2,167       1,042
                                                       --------    --------    --------
Expenses:
  Commissions                                             1,559       1,022         537
  Depreciation and amortization                              30          33          (3)
                                                       --------    --------    --------
                                                          1,589       1,055         534
                                                       --------    --------    --------
Other items:
  Interest income                                             8           9          (1)
  Taxes on income                                          (240)        (57)       (183)
                                                       --------    --------    --------
                                                           (232)        (48)       (184)
                                                       --------    --------    --------

Contribution from investment banking                      1,388       1,064         324
                                                       --------    --------    --------

Selling, general and administrative expenses              1,888       1,805          83
                                                       --------    --------    --------

Income from continuing operations (Combined)              9,639      11,281      (1,642)
Discontinued operations, less applicable income tax:
Income from discontinued operations                          93       1,858      (1,765)
                                                       --------    --------    --------
  Net income                                           $  9,732    $ 13,139    $ (3,407)
                                                       ========    ========    ========

The real estate operations segment includes operating results of properties held in our real estate portfolio, commitment fee income earned on real estate loans and development fees earned for services provided. During 2006 we acquired the five 2006 Target REITs by merger, acquired three additional properties with cash, sold six properties and reached an agreement to sell another property, which closed on January 31, 2007. As a result, as of December 31, 2006 we operated 29 properties and had one property held for sale. During the first three months of 2007 we completed the sale of the property held for sale, and as of March 31, 2007 we operated 29 properties.

Acquisitions, Mergers and Dispositions:

On February 24, 2006 we acquired one commercial property in Texas, on April 30, 2006 we completed the acquisition by merger of the five 2006 Target REITs, on June 27, 2006 we acquired a commercial property in Georgia and on December 21, 2006 we acquired a commercial property in Broomfield, Colorado. The results of operations for each of the acquired or merged properties are included in our operating results as of their respective purchase or merger dates. Increases in rental revenues and expenses for the three months ended March 31, 2007 as compared to the same period in 2006 are primarily a result of the timing of these acquisitions and subsequent contribution of these acquired properties. The operating results of the seven properties sold were classified as discontinued operations in our financial statements for all periods presented.

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

Investment Banking:

The investment banking/investment services segment is primarily based on the gross proceeds from the sale of securities of the Sponsored REITs. During the three months ended March 31, 2007 our investment banking/investment services segment had total gross proceeds of $49.2 million; which was derived from the syndication of FSP 303 East Wacker Drive Corp. During the three months ended March 31, 2006 our investment banking/investment services segment had total gross proceeds of $29.2 million; which was derived from the syndication of FSP Phoenix Tower Corp. As a result, total gross proceeds increased $20.0 million for the three months ended March 31, 2007 compared to three months ended March 31, 2006. The syndication currently in process commenced in January 2007, and the syndication in process during the three months ended March 31, 2006 commenced in February 2006.

The $49.2 million of proceeds raised in the first quarter reflected the offering of FSP 303 East Wacker Drive Corp. being available for subscription for only a portion of the quarter. As of April 30, 2007, additional equity in the amount of approximately $24.8 million was closed into the transaction. Our acquisition executives continue to work on other property investment opportunities and are currently more optimistic about potential future investment banking product than in the past several years. Our investment banking business is off to a solid start this year, and we are optimistic about this business segment's potential for increased contribution in 2007.

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006

      Overview
      --------

      Total revenues increased $9.4 million to $34.8 million for the first quarter ended March 31, 2007, as compared to $25.4 million for the quarter ended March 31, 2006. Total expenses were $24.9 million for the quarter ended March 31, 2007, which was an increase of $10.2 million compared to the quarter ended March 31, 2006. The increases were primarily attributable to properties acquired in the last twelve months and increases in investment banking activity in the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

      Each segment is discussed below.

      Real Estate Operations
      ----------------------

      Contribution from the real estate segment was $10.1 million for the three months ended March 31, 2007; a decrease of $1.9 million, compared to the three months ended March 31, 2006. The decrease is primarily attributable to:

o An increase to real estate operating income of $0.9 million to $15.7 million for the three months ended March 31, 2007 compared to $14.8 million for same period in 2006. We define real estate operating income as rental revenues less real estate operating expenses, real estate taxes and insurance. The increase was primarily a result of:

      - A $5.6 million increase in real estate operating income resulting from the acquisitions of a property in Texas during February 2006, the five 2006 Target REITs by merger on April 30, 2006, a property in Georgia in June 2006 and a property in Colorado in December 2006. Real estate operating income from acquisitions is included in current operating income. Each of these acquisitions resulted in an increase in real estate operating income for the first quarter of 2007 compared to the first quarter of 2006. The positive impact of these acquisitions was somewhat mitigated by vacancies at two properties during the three months ended March 31, 2007, which were leased in the first quarter of 2006; and

      - A $4.7 million decrease in lease termination payments received. During the three months ended March 31, 2007 we received lease termination fee income of $61,000 from two tenants in Texas compared to $4.7 million from one tenant in Illinois during the three months ended March 31, 2006;

o A $1.7 million increase in transaction (loan commitment) fees, which was principally a result of the increase in gross syndication proceeds in the quarter compared to the same period in 2006.

o An increase in management fees and loan interest income of $1.7 million, principally a result of interest income from a larger loan balance during the first quarter of 2007 as compared to 2006. The mortgage loan for the property in syndication during the first quarter of 2007 commenced on January 5, 2007 as compared to the mortgage loan for the property in syndication during the first quarter of 2006, which commenced on February 21, 2006. The impact of this increase was slightly greater as a result of higher interest rates charged for the first quarter of 2007 compared to 2006.

o An increase to interest income of $0.1 million during the three months ended March 31, 2007, which was primarily a result of higher interest rates earned on cash, cash equivalents and other investments compared to the three months ended March 31, 2006.

These increases were offset by:

o A increase in interest expense of $2.1 million resulting from a higher average loan balance outstanding for syndications in process during the three months ended March 31, 2007 compared to the three months ended March 31, 2006, which was slightly greater as a result of higher interest rates in the 2007 period than the 2006 period.

o An increase in depreciation and amortization expense of $2.9 million to $7.6 million for the three months ended March 31, 2007 as compared to $4.7 million for the same period in 2006. The increase was primarily a result of property acquisitions over the last twelve months.

o A decrease in equity in income from non-consolidated REITs of $0.6 million, which was principally a result of a loss attributed to us from a syndication in process during the first quarter of 2007, as compared to the first quarter of 2006.

      Investment Banking/Investment Services
      --------------------------------------

      Contribution from the investment banking and services segment was $1.4 million for the three months ended March 31, 2007, which was an increase of $0.3 million, compared to the three months ended March 31, 2006. The increase was primarily attributable to:

o A increase in syndication and transaction fee revenues of $1.0 million, which was primarily attributable to a greater level of gross syndication proceeds during the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

o An increase in commission expense of $0.5 million, which relates to the increase in gross syndication proceeds.

o An increase in income taxes of $0.2 million arising from greater taxable income during the three months ended March 31, 2007 as compared to the same period in 2006.

o There were insignificant changes to depreciation and amortization and interest income during the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

      Selling, general and administrative expenses
      --------------------------------------------

      Selling, general and administrative costs increased $83,000, primarily from a greater amount of payroll taxes primarily as a result of increases to commissions, and, to a lesser extent salaries during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. We had 38 employees as of March 31, 2007 at our headquarters in Wakefield compared to 40 employees as of March 31, 2006.

      Income from continuing operations
      ---------------------------------

      Contribution from both segments, net of selling, general and administrative expenses for the first quarter of 2007 decreased $1.6 million to $9.6 million compared the first quarter of 2006 for the reasons discussed above.

      Discontinued Operations
      -----------------------

      During 2006, we sold six properties and classified one property in Greenville, South Carolina as held for sale, which was sold on January 31, 2007. Accordingly, each of the six properties sold and the property held for sale are reported as discontinued operations on our financial statements for the relevant periods presented. Income from discontinued operations was $93,000 for the three months ended March 31, 2007 and was $1.8 million for the three months ended March 31, 2006.

      The Company will continue to evaluate its portfolio, and from time-to-time may decide to dispose of other properties.

      Net Income
      ----------

      Net income for the three months ended March 31, 2007 decreased $3.4 million to $9.7 million compared to $13.1 million for the three months ended March 31, 2006, for the reasons discussed above.

Liquidity and Capital Resources

      Cash and cash equivalents were $68.7 million and $70.0 million at March 31, 2007 and December 31, 2006, respectively. This decrease of $1.2 million is attributable to $15.7 million provided by operating activities, less $125.0 million used for investing activities, plus $108.1 million provided by financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations, cash anticipated to be generated by fees and commissions from the sale of preferred stock in future Sponsored REITs and our line of credit will be sufficient to meet working capital requirements and anticipated capital expenditures and improvements for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly formed Sponsored REITs. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of interest on the part of investors in purchasing shares of Sponsored REITs and the level of rental income from our real properties.

      Operating Activities

      The cash provided by our operating activities of $15.7 million is primarily attributable to net income of $9.7 million, plus the add-back of $9.6 million of non-cash activity and $0.3 million of distributions from non-consolidated REITs and was partially offset by decreases in accrued expenses and compensation of $3.2 million and other current operating accounts of $0.7 million.

      Investing Activities

      Our cash used for investing activities of $125.0 million is primarily attributable to our investment in assets held for syndication of $121.4 million and additions to real estate investments and office equipment of approximately $9.3 million, which were partially offset by proceeds received on the sale of the Greenville, South Carolina property of $5.8 million.

      Financing Activities

      Our cash provided by financing activities of $108.1 million is primarily attributable to net proceeds from our line of credit of $130.0 million used to purchase assets held for syndication, which were partially offset by distributions to shareholders of $21.9 million.

      Line of Credit

      We have a revolving line of credit agreement (the "Loan Agreement") with a group of banks providing for borrowings at the Company's election of up to $150,000,000. Borrowings under the Loan Agreement bear interest at either the bank's prime rate (8.25% at March 31, 2007) or a rate equal to LIBOR plus 125 basis points (6.57% at March 31, 2007). The balance outstanding was $130,000,000 at March 31, 2007, and there was no balance outstanding at December 31, 2006. We are in compliance with all bank covenants required by the Loan Agreement.

      Contingencies

      We are subject to various legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

      Assets Held for Syndication

      As of March 31, 2007 there was one asset held for syndication, consisting of the office property owned by FSP 303 East Wacker Drive Corp. and as of December 31, 2006 there were no assets held for syndication.

      Assets Held for Sale

      During 2006 an agreement was reached to sell a commercial property in Greenville, South Carolina at a loss, which was sold on January 31, 2007. Accordingly, as of December 31, 2006 the property is classified as held for sale on the balance sheet at its approximate net sales price.

      Related Party Transactions

      During the three months ended March 31, 2007, we completed the syndication of FSP 50 South Tenth Street Corp. and began the syndication of FSP 303 East Wacker Drive Corp. We did not enter into any other significant transactions with related parties during the quarter ended March 31, 2007. For a discussion of transactions between us and related parties during 2006, see Footnote No. 5 "Related Party Transactions" to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

      Other Considerations

      We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the three months ended March 31, 2007, the rental income exceeded the expenses for each individual property, with the exception of a property located in Westford, Massachusetts, a property located in Federal Way, Washington and a property located in San Jose, California. For the three months ended March 31, 2006 the rental income exceeded the expenses for each individual property, with the exception of the property located in Westford, Massachusetts.

      o The single tenant lease at the property located in Westford, Massachusetts, expired October 31, 2004. We have not re-let the property and expect that it will not produce revenue to cover its expenses in the second quarter of 2007. The property had operating expenses of $86,000 and $73,000 for the three months ended March 31, 2007 and 2006, respectively.

      o The single tenant lease at the property located in Federal Way, Washington, expired September 14, 2006. We have signed a lease for approximately 8% of the space, which commences later this year and includes a free rent period. We expect that the property will not produce revenue to cover its expenses in the second or third quarter of 2007. The property had operating expenses of $139,000 for the three months ended March 31, 2007.

      o The single tenant lease at the property located in San Jose, California, expired December 31, 2006. There is one tenant in the building occupying 19% of the rentable square feet of the property, from which we had rental income of $100,000 during the three months ended March 31, 2007. The property had operating expenses of $124,000 for the three months ended March 31, 2007. We are repositioning the property and have not re-let the remaining space and do not expect to add tenants until the repositioning work is complete. As a result, we do not believe the property will produce revenue to cover its expenses in the second quarter of 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We were not a party to any derivative financial instruments at or during the three months ended March 31, 2007.

We borrow from time-to-time on our line of credit. These borrowings bear interest at the bank's base rate (8.25% at March 31, 2007) or at LIBOR plus 125 basis points (6.57% at March 31, 2007), as elected by us when requesting funds. As of March 31, 2007, $130,000,000 was outstanding under the line of credit consisting of one borrowing at the LIBOR plus 125 basis point rate. We have used funds drawn on our line of credit for the purpose of making interim mortgage loans to Sponsored REITs and for interim financing of acquisitions. Generally interim mortgage loans bear interest at the same variable rate payable by us under our line of credit. We therefore believe that we have mitigated our interest rate risk with respect to our borrowings for interim mortgage loans. Historically we have satisfied obligations arising from interim financing of acquisitions through cash or sale of properties in our portfolio, so we believe that we can mitigate interest rate risk with respect to borrowings for interim financing of acquisitions as well.

Item 4. Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, cash flows or results of operations.

Item 1A. Risk Factors

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time-to-time. The following risk factors contain no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

If we are not able to collect sufficient rents from each of our owned real properties, we may suffer significant operating losses or a reduction in cash available for future dividends.

      A substantial portion of our revenue is generated by the rental income of our real properties. If our properties do not provide us with a steady rental income, our revenue will decrease, which may cause us to incur operating losses in the future.

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

      As of April 30, 2007, we owned 29 properties. Some or all of these properties may decline in value. To the extent our real properties decline in value, our stockholders could lose some or all the value of their investments. The value of our common stock may be adversely affected if the real properties held by us decline in value since these real properties represent the majority of the tangible assets held by us. Moreover, if we are forced to sell or lease the real property held by us below its initial purchase price or its carrying costs or if we are forced to lease real property at below market rates because of the condition of the property, our results of operations would be adversely affected and such negative results of operations may result in lower dividends being paid to holders of our common stock.

New acquisitions may fail to perform as expected.

      We may acquire new properties, whether by direct FSP Corp. purchase with cash or our line of credit, by acquisition of Sponsored REITs or other entities by cash or through the issuance of shares of our stock or by investment in a Sponsored REIT. We acquired a property in Texas in February 2006, the five 2006 Target REITs and the properties they own on April 30, 2006, a property in Georgia in June 2006 and a property in Colorado in December 2006. Newly acquired properties may fail to perform as expected, in which case, our results of operations could be adversely affected.

We face risks in owning, developing and operating real property.

      An investment in us is subject to the risks incident to the ownership, development and operation of real estate-related assets. These risks include the fact that real estate investments are generally illiquid, which may affect our ability to vary our portfolio in response to changes in economic and other conditions, as well as the risks normally associated with:

      o     changes in general and local economic conditions;
      o the supply or demand for particular types of properties in particular markets;
      o     changes in market rental rates;
      o     the impact of environmental protection laws;
      o     changes in tax, real estate and zoning laws; and
      o the impact of obligations and restrictions contained in title-related documents.

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

      The properties in our portfolio as of March 31, 2007, by aggregate square footage, are distributed geographically as follows: Southwest - 27%, Northeast - 12%, Midwest - 19%, West - 24% and Southeast - 18%. However, within certain of those regions, we hold a larger concentration of our properties in Dallas, Texas
- 18%, Greater Denver, Colorado - 13%, Atlanta, Georgia - 11% and Houston, Texas
- 8%. We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information about purchases by Franklin Street Properties Corp. during the quarter ended March 31, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

                      ISSUER PURCHASES OF EQUITY SECURITIES

----------------------------------------------------------------------------------------------------------------
                                 (a)                   (b)                 (c)                     (d)

                                                                                              Maximum Number
                                                                     Total Number of         (or Approximate
                                                                    Shares (or Units)        Dollar Value) of
                                                                    Purchased as Part       Shares (or Units)
                                                                       of Publicly           that May Yet Be
                           Total Number of        Average Price      Announced Plans       Purchased Under the
                          Shares (or Units)      Paid per Share        or Programs          Plans or Programs
Period                    Purchased (1) (2)         (or Unit)            (1) (2)                 (1) (2)
----------------------------------------------------------------------------------------------------------------

01/01/07-01/31/07                 0                    N/A                  0                  $21,008,101
----------------------------------------------------------------------------------------------------------------

02/01/07-02/28/07                 0                    N/A                  0                  $21,008,101
----------------------------------------------------------------------------------------------------------------

03/01/07-03/30/07                 0                    N/A                  0                  $21,008,101
----------------------------------------------------------------------------------------------------------------

Total:                            0                    N/A                  0                  $21,008,101
----------------------------------------------------------------------------------------------------------------

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

For purposes of Regulation FD the Company has attached a table regarding the investors in Sponsored REITs attached as Exhibit 99.1 hereto.

Item 6. Exhibits

See Exhibit Index attached hereto on page 32, which is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        FRANKLIN STREET PROPERTIES CORP.


       Date                 Signature                    Title


Date:  May 1, 2007  /s/ George J. Carter    Chief Executive Officer and Director
                    --------------------    (Principal Executive Officer)
                    George J. Carter


Date:  May 1, 2007  /s/ John G. Demeritt    Chief Financial Officer
                    ---------------------   (Principal Financial Officer)
                    John G. Demeritt

                                  EXHIBIT INDEX


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