Form 10-Q
period 2007-06-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2007-07-31
CIK 1031316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2007.

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

Large Accelerated |X|   Filer Accelerated Filer |_|   Non-Accelerated Filer |_|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      YES |_|                 NO |X|

The number of shares of common stock outstanding as of July 31, 2007 was 70,766,305.

                        Franklin Street Properties Corp.

                                    Form 10-Q

                                Quarterly Report
                                  June 30, 2007

                                Table of Contents


Part I.  Financial Information
                                                                            Page
                                                                            ----
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 2007 and
                  December 31, 2006......................................      3

                  Consolidated Statements of Income for the three and
                  six months ended June 30, 2007 and 2006................      4

                  Consolidated Statements of Cash Flows for the
                  six months ended June 30, 2007 and 2006................    5-6

                  Notes to Consolidated Financial Statements.............   7-17

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................  18-28

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk............................................     28

         Item 4.  Controls and Procedures................................     28

Part II. Other Information

         Item 1.  Legal Proceedings......................................     29

         Item 1A. Risk Factors...........................................     29

         Item 2.  Unregistered Sales of Equity Securities and
                  Use of Proceeds........................................     29

         Item 3.  Defaults Upon Senior Securities........................     29

         Item 4.  Submission of Matters to a Vote of Security Holders....     30

         Item 5.  Other Information......................................     30

         Item 6.  Exhibits...............................................     30

Signatures        .......................................................     31

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                               June 30,    December 31,
(in thousands, except share and par value amounts)                               2007          2006
========================================================================================================
Assets:
Real estate assets:
          Land                                                               $    99,849    $  95,250
          Buildings and improvements                                             748,757      688,612
          Fixtures and equipment                                                      61           34
--------------------------------------------------------------------------------------------------------
                                                                                 848,667      783,896
          Less accumulated depreciation                                           43,632       33,738
--------------------------------------------------------------------------------------------------------
Real estate assets, net                                                          805,035      750,158
Acquired real estate leases, less accumulated amortization
   of $25,890 and $20,345, respectively                                           39,998       40,577
Investment in non-consolidated REITs                                               4,959        5,064
Assets held for syndication, net                                                  77,645           --
Assets held for sale                                                               8,938       62,174
Cash and cash equivalents                                                        107,600       69,973
Certificate of deposit                                                                --        5,143
Restricted cash                                                                      682          761
Tenant rent receivables, less allowance for doubtful accounts
   of $355 and $433, respectively                                                  2,106        2,440
Straight-line rent receivable, less allowance for doubtful accounts
   of $163 and $163, respectively                                                  6,288        4,346
Prepaid expenses                                                                     917          972
Deposits on real estate assets                                                        --        5,010
Other assets                                                                         294        1,118
Office computers and furniture, net of accumulated depreciation
   of $912 and $851, respectively                                                    360          375
Deferred leasing commissions, net of accumulated amortization
   of $1,935, and $1,313, respectively                                             8,428        7,206
--------------------------------------------------------------------------------------------------------
          Total assets                                                       $ 1,063,250    $ 955,317
========================================================================================================

Liabilities and Stockholders' Equity:
Liabilities:
   Bank note payable                                                         $   119,750    $      --
   Accounts payable and accrued expenses                                          15,648       25,275
   Accrued compensation                                                              917        2,643
   Tenant security deposits                                                        1,783        1,744
   Acquired unfavorable real estate leases, less accumulated amortization
     of $852, and $534, respectively                                               4,857        3,693
--------------------------------------------------------------------------------------------------------
             Total liabilities                                                   142,955       33,355
--------------------------------------------------------------------------------------------------------

Commitments and contingencies
Stockholders' Equity:
   Preferred stock, $.0001 par value, 20,000,000 shares
     authorized, none issued or outstanding                                           --           --
   Common stock, $.0001 par value, 180,000,000 shares authorized,
     70,766,305 and 70,766,305 shares issued and outstanding, respectively             7            7
   Additional paid-in capital                                                    907,794      907,794
   Treasury stock, 731,898 and 731,898 shares at cost, respectively              (14,008)     (14,008)
   Earnings in excess of accumulated earnings/distributions                       26,502       28,169
--------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                920,295      921,962
--------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity                            $ 1,063,250    $ 955,317
========================================================================================================
                                            See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                   For the                  For the
                                                              Three Months Ended        Six Months Ended
                                                                   June 30,                 June 30,
----------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                        2007       2006         2007       2006
==========================================================================================================

Revenue:
     Rental                                                   $ 23,201    $17,940     $ 48,606    $37,815
Related party revenue:
     Syndication fees                                            3,448      3,505        6,403      5,426
     Transaction fees                                            3,761      3,469        6,842      5,408
     Management fees and interest income from loans              1,862        698        3,679        869
Other                                                                9          1           47         22
----------------------------------------------------------------------------------------------------------
             Total revenue                                      32,281     25,613       65,577     49,540
----------------------------------------------------------------------------------------------------------

Expenses:
     Real estate operating expenses                              5,771      4,110       12,076      7,903
     Real estate taxes and insurance                             4,039      2,993        8,327      5,199
     Depreciation and amortization                               6,889      4,782       14,172      9,197
     Selling, general and administrative                         2,000      1,954        3,888      3,758
     Commissions                                                 1,754      1,809        3,313      2,832
     Interest                                                    1,622        546        4,298      1,140
----------------------------------------------------------------------------------------------------------

       Total expenses                                           22,075     16,194       46,074     30,029
----------------------------------------------------------------------------------------------------------

Income before interest income, equity in earnings (deficit)
   of non-consolidated REITs and taxes on income                10,206      9,419       19,503     19,511
Interest income                                                    560        756        1,213      1,345
Equity in earnings (deficit) of non-consolidated REITs            (142)       156         (758)       236
----------------------------------------------------------------------------------------------------------

Income before taxes on income                                   10,624     10,331       19,958     21,092
Income tax expense                                                 373        347          613        404
----------------------------------------------------------------------------------------------------------

     Income from continuing operations                          10,251      9,984       19,345     20,688
     Income from discontinued operations                           635      2,385        1,273      4,820
     Gain on sale of assets                                     21,590     28,108       21,590     28,108
----------------------------------------------------------------------------------------------------------

Net income                                                    $ 32,476    $40,477     $ 42,208    $53,616
==========================================================================================================

Weighted average number of shares outstanding,
   basic and diluted                                            70,766     67,149       70,766     63,492
==========================================================================================================

Earnings per share, basic and diluted, attributable to:
     Continuing operations                                    $   0.14    $  0.15     $   0.27    $  0.33
     Discontinued operations                                      0.01       0.03         0.02       0.07
     Gains on sales of assets                                     0.31       0.42         0.31       0.44
----------------------------------------------------------------------------------------------------------
Net income per share, basic and diluted                       $   0.46    $  0.60     $   0.60    $  0.84
==========================================================================================================
                                              See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    For the
                                                                                Six Months Ended
                                                                                    June 30,
                                                                             ----------------------
(in thousands)                                                                  2007         2006
=====================================================================================================
Cash flows from operating activities:
   Net income                                                                $  42,208    $  53,616
   Adjustments to reconcile net income to net cash
        provided by  operating activities:
      (Gains) on assets sold                                                   (21,590)     (28,108)
      Depreciation and amortization expense                                     14,938       11,407
      Amortization of above market lease                                         2,569        3,240
      Equity in (earnings) deficit from non-consolidated REITs                     725         (431)
      Distributions from non-consolidated REITs                                    723          609
  Changes in operating assets and liabilities:
     Restricted cash                                                                79           (5)
     Tenant rent receivables, net                                                  334          855
     Straight-line rents, net                                                   (2,049)          61
     Prepaid expenses and other assets, net                                        861        1,232
     Accounts payable and accrued expenses                                      (2,074)      (1,226)
     Accrued compensation                                                       (1,726)        (590)
     Tenant security deposits                                                       39          186
  Payment of deferred leasing commissions                                       (2,669)      (2,773)
-----------------------------------------------------------------------------------------------------

        Net cash provided by operating activities                               32,368       38,073
-----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Cash acquired through issuance of common stock in merger transaction          --       13,849
      Purchase of real estate assets, office computers and
          furniture, capitalized merger costs                                  (72,416)    (108,280)
      Merger costs paid                                                             --         (838)
      Purchase of acquired favorable and unfavorable leases                     (3,726)      (5,108)
      Investment in non-consolidated REITs                                          (9)         (11)
      Investment in certificate of deposit                                       5,143           --
      Investment in assets held for syndication, net                           (74,420)      (9,545)
      Proceeds received on sales of real estate assets                          74,812       87,750
-----------------------------------------------------------------------------------------------------

      Net cash used for investing activities                                   (70,616)     (22,183)
-----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Distributions to stockholders                                            (43,875)     (37,073)
      Offering costs                                                                --         (119)
      Borrowings under bank note payable, net                                  119,750        9,192
-----------------------------------------------------------------------------------------------------

      Net cash provided by (used for) financing activities                      75,875      (28,000)
-----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                            37,627      (12,110)

Cash and cash equivalents, beginning of period                                  69,973       69,715
-----------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                     $ 107,600    $  57,605
=====================================================================================================
                                         See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                                      For the
                                                                                  Six Months Ended
                                                                                      June 30,
                                                                                --------------------
(in thousands)                                                                   2007        2006
====================================================================================================

Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest                                                                  $3,398     $    965
      Income taxes                                                                 600          300

Non-cash investing and financing activities:
     Accrued costs for purchase of real estate assets                           $  963     $     --
     Deposits on real estate assets converted to investments in assets
        held for syndication                                                    $5,010     $     --
     Assets acquired through the issuance of common stock in merger, net        $   --     $230,517
     Investment in non-consolidated REITs converted to real estate assets
        and acquired real estate leases in conjunction with merger              $   --     $  4,018

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

The Company owns and operates a portfolio of real estate, which consisted of 27 properties and one property that was held for sale as of June 30, 2007. The Company also pursues, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company's investment in real estate assets, excluding assets held for syndication and assets held for sale:

                                                     As of
                                                    June 30,
                                              2007           2006
                                            ---------      ---------

       Commercial real estate:
          Number of properties                     27             25
          Square feet                       5,066,813      4,499,407

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other period.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements (continued)

Reclassifications

Certain balances from the 2006 balance sheet and interim financial statements have been reclassified to conform to the 2007 presentation. The reclassifications primarily were related to the disposition of six properties sold and one property held for sale in 2006, two properties sold in 2007 and one asset held-for-sale in 2007, which are reported as discontinued operations for all periods presented. These reclassifications changed rental revenues, operating and maintenance expenses, depreciation and amortization, other income and the related assets, which are segregated on the financial statements. There was no change to net income for any period presented as a result of these reclassifications.

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


2.    Investment Banking/Investment Services Activity

During the six months ended June 30, 2007, the Company sold on a best efforts basis, through private placements, preferred stock in the following Sponsored
REITs:

                                                                       Date Syndication
Sponsored REIT                               Property Location           Completed            Gross Proceeds (1)
=========================================================================================     ==================
                                                                                                (in thousands)
FSP 50 South Tenth Street Corp.              Minneapolis, MN            January 9, 2007          $       25
FSP 303 East Wacker Drive Corp.              Chicago, IL                                            109,225
                                                                                                 -----------
                                             Total                                               $  109,250
                                                                                                 ===========

      (1) The syndication of FSP 50 South Tenth Street Corp. commenced in November 2006. The syndication of FSP 303 East Wacker Drive Corp., which commenced in January 2007, was not complete at June 30, 2007. These amounts represent the gross proceeds syndicated during the six months ended June 30, 2007.

3.    Certificates of Deposit

Investment in certificates of deposit consists of investments the Company has the ability and intent to hold until their maturity. As of June 30, 2007, the Company did not hold any certificates of deposit. As of December 31, 2006 the Company held a certificate of deposit with an original maturity of six months at a carrying value of $5.1 million with an annual interest rate of 5% that matured on April 11, 2007. The Company believed the aggregate fair value was approximately the same as its carrying value on that date.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4.    Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At June 30, 2007, the Company held an interest in eleven Sponsored REITs. Ten were fully syndicated and the Company no longer derives economic benefits or risks from the common stock interest that is retained in them. The Company holds a preferred stock investment in two of these Sponsored REITs, FSP Park Ten Development Corp. ("Park Ten Development") and FSP Phoenix Tower Corp. ("Phoenix Tower"), from which it continues to derive economic benefit and risk. The remaining entity that was not fully syndicated at June 30, 2007, FSP 303 East Wacker Drive Corp., has a value of approximately $77.6 million on the accompanying consolidated balance sheets and is classified as assets held for syndication.

The table below shows the Company's share of income and expenses from Sponsored REITs prior to consolidation. Management fees of $18,000 and $11,000 for the six months ended June 30, 2007 and 2006, respectively, and interest expenses are eliminated in consolidation.

                                                             Six Months Ended
                                                                 June 30,
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
                                                           =======      =======

Equity in earnings (deficit) of investment in non-consolidated REITs:

The following table includes equity in earnings (deficit) of investments in non-consolidated REITs:

                                                              Six Months Ended
                                                                  June 30,
      (in thousands)                                         2007         2006
                                                            ------       ------

      Equity in earnings (deficit) of Sponsored REITs       $ (850)      $  161
      Equity in earnings of FSP Blue Lagoon Drive Corp.         --           75
      Equity in deficit of Park Ten Development                (11)          --
      Equity in earnings of Phoenix Tower                      103           --
                                                            ------       ------
                                                            $ (758)      $  236
                                                            ======       ======

Equity in earnings (deficit) of investments in Sponsored REITs is derived from the Company's share of income following the commencement of syndication of Sponsored REITs. Following the commencement of syndication the Company exercises influence over, but does not control these entities, and investments are accounted for using the equity method.

Equity in earnings (deficit) of Park Ten Development is derived from the Company's preferred stock investment in the entity. In September 2005 the Company acquired 8.5 preferred shares or 3.05% of the authorized preferred shares of Park Ten Development via a non-monetary exchange of land valued at $850,000.

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

The Company recorded distributions declared or received of $723,000 and $609,000 from Sponsored REITs during the six months ended June 30, 2007 and 2006, respectively.

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

The operating data below for 2007 includes operations of the eleven Sponsored REITs the Company held an interest in as of June 30, 2007. The operating data for 2006 includes operations of the nine Sponsored REITs the Company held an interest in as of June 30, 2006 and operations from the five 2006 Target REITs from January through April 30, 2006. The five 2006 Target REITs were merged into the Company on April 30, 2006.

At June 30, 2007, December 31, 2006 and June 30, 2006, the Company had ownership interests in eleven, ten and nine Sponsored REITs, respectively. Summarized financial information for these Sponsored REITs is as follows:

                                                       June 30,     December 31,
                                                         2007           2006
                                                      ---------      ---------
                                                          (in thousands)
      Balance Sheet Data (unaudited):
      -------------------------------
      Real estate, net                                $ 616,638      $ 612,835
      Other assets                                       69,398         87,383
      Total liabilities                                (211,294)      (132,565)
                                                      ---------      ---------
      Shareholders equity                             $ 474,742      $ 567,653
                                                      =========      =========

                                                        For the Six Months Ended
                                                                June 30,
                                                        2007               2006
                                                       --------        --------
                                                            (in thousands)
      Operating Data (unaudited):
      ---------------------------
      Rental revenue                                   $ 44,479        $ 29,526
      Other revenue                                       1,500           1,452
      Operating and maintenance expenses                (21,375)        (14,652)
      Depreciation and amortization                     (10,557)         (6,750)
      Interest expense and commitment fees              (13,480)         (7,006)
                                                       --------        --------
      Net income                                       $    567        $  2,570
                                                       ========        ========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4. Related Party Transactions and Investments in Non-consolidated Entities (continued)

Syndication fees and Transaction fees:

The Company provides syndication and real estate acquisition advisory services for Sponsored REITs. Syndication and transaction fees from non-consolidated entities amounted to approximately $13,245,000 and $10,834,000 for the six months ended June 30, 2007 and 2006, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice. Asset management fee income from non-consolidated entities amounted to approximately $477,000 and $338,000 for the six months ended June 30, 2007 and 2006, respectively. The Company typically makes interim mortgage loans to Sponsored REITs that enable Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests. The interim mortgage loans are subsequently repaid out of offering proceeds. The Company recognized interest income from interim mortgage loans of approximately $3,202,000 and $531,000 for the six months ended June 30, 2007 and 2006, respectively, relating to these loans.

5.    Bank Note Payable

The Company has a revolving line of credit agreement (the "Loan Agreement") with a group of banks providing for borrowings at the Company's election of up to $150,000,000. Borrowings under the Loan Agreement bear interest at either the bank's prime rate (8.25% at June 30, 2007) or a rate equal to LIBOR plus 125 basis points (6.57% at June 30, 2007). The balance outstanding was $119,750,000 at June 30, 2007, and there was no balance outstanding at December 31, 2006. The weighted average interest rate on amounts outstanding during the six months ended June 30, 2007 and 2006 was 6.57% and 6.34%, respectively; and for the year ended December 31, 2006 was approximately 6.39%.

The Loan Agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the maintenance of at least $1,500,000 in operating cash accounts, a minimum unencumbered cash and liquid investments balance and tangible net worth, and compliance with various debt and operating income ratios, as defined in the Loan Agreement. The Company was in compliance with the Loan Agreement's financial covenants as of June 30, 2007 and December 31, 2006. Borrowings under the Loan Agreement mature on August 18, 2008.

6.    Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at June 30, 2007 and 2006.

7.    Discontinued Operations

During 2006 the Company sold six properties, each of which was sold at a gain. The Company also reached an agreement to sell another commercial property, located in Greenville, South Carolina, which sold on January 31, 2007 at a loss. For the year ended December 31, 2006, the Company reported the gains from the sale of these properties and a provision for loss on the Greenville property held for sale. In May 2007, the Company reached an agreement to sell a property located Westford, Massachusetts, which sold on July 16, 2007 at a gain. During June 2007, the Company sold a property located in Alpharetta, Georgia at a gain and a property located in San Diego, California at a gain. Accordingly, as of June 30, 2007 the Westford property is classified as an asset held for sale on June 30, 2007, and each of the properties sold previously or held for sale are classified as assets held for sale as of December 31, 2006.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7.    Discontinued Operations (continued)

The operating results for these real estate assets have been reflected as discontinued operations in the consolidated statements of income for all periods presented, and are summarized below:

                                                For the                   For the
                                           Three Months Ended         Six Months Ended
(in thousands)                                  June 30,                  June 30,
                                          --------------------      --------------------
                                            2007        2006          2007        2006
                                          --------    --------      --------    --------
Rental revenue                            $  1,537    $  5,272      $  3,117    $ 11,297
Rental operating expenses                     (365)     (1,406)         (739)     (3,074)
Real estate taxes and insurance               (171)       (525)         (365)     (1,218)
Depreciation and amortization                 (375)       (956)         (749)     (2,185)
Interest income                                  9          --             9          --
                                          --------    --------      --------    --------
Net income from discontinued operations   $    635    $  2,385      $  1,273    $  4,820
                                          ========    ========      ========    ========

During the six months ended June 30, 2007 and 2006, respectively, gains on sales of properties are summarized below:

(dollars in thousands)                                                                                  Net
                                                     City/          Property         Date of           Sales
Property Address                                     State            Type            Sale            Proceeds       Gain
----------------                                     -----            ----            ----            --------       ----
2007

33 & 37 Villa Road                             Greenville, SC        Office       January 5, 2007      $ 5,830      $    --
11680 Great Oaks Way                           Alpharetta, GA        Office         June 21, 2007       32,535        6,601
17030 Goldentop Road                           San Diego, CA         Office         June 27, 2007       36,199       14,741
Settlement of escrows on
   prior property sales                                                                                    248          248
                                                                                                      ----------------------
Net Sales Proceeds and Gain
   on sales of real estate                                                                             $74,812      $21,590
                                                                                                      ======================

2006

22400 Westheimer Parkway                       Katy, TX             Apartment        May 24, 2006      $18,200      $ 2,371
4995 Patrick Henry Drive                       Santa Clara, CA       Office          May 31, 2006        8,138        1,508
12902 Federal Systems Park Dr                  Fairfax, VA           Office          May 31, 2006       61,412       24,229
                                                                                                      ----------------------
Net Sales Proceeds and Gain
   on sales of real estate                                                                             $87,750      $28,108
                                                                                                      ======================

8.    Business Segments

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

The calculation of AFFO by business segment is shown in the following table:

                                                                           Investment
                                                                            Banking/
                                                           Real Estate     Investment
(in thousands)                                             Operations       Services        Total
                                                           ----------       --------      --------
Three Months Ended March 31, 2007
Net Income                                                   $  9,376       $    356      $  9,732
(Equity) Deficit in income of non-consolidated REITs              583             --           583
Distributions from non-consolidated REITs                         281             --           281
Depreciation and amortization                                   8,970             30         9,000
Straight line rent                                             (1,273)            --        (1,273)
                                                             --------       --------      --------
Adjusted Funds From Operations                               $ 17,937       $    386      $ 18,323
                                                             ========       ========      ========

Three Months Ended June 30, 2007
Net Income                                                   $ 31,922       $    554      $ 32,476
Gain on sale of assets, net                                   (21,590)            --       (21,590)
(Equity) Deficit in income of non-consolidated REITs              142             --           142
Distributions from non-consolidated REITs                         442             --           442
Depreciation and amortization                                   8,478             30         8,508
Straight line rent                                               (776)            --          (776)
                                                             --------       --------      --------
Adjusted Funds From Operations                               $ 18,618       $    584      $ 19,202
                                                             ========       ========      ========

Six Months Ended June 30, 2007
Net Income                                                   $ 41,298       $    910      $ 42,208
Gain on sale of assets, net                                   (21,590)            --       (21,590)
(Equity) Deficit in income of non-consolidated REITs              725             --           725
Distributions from non-consolidated REITs                         723             --           723
Depreciation and amortization                                  17,448             60        17,508
Straight line rent                                             (2,049)            --        (2,049)
                                                             --------       --------      --------
Adjusted Funds From Operations                               $ 36,555       $    970      $ 37,525
                                                             ========       ========      ========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

8.   Business Segments (continued)

                                                                           Investment
                                                                            Banking/
                                                           Real Estate     Investment
(in thousands)                                             Operations       Services        Total
                                                           ----------       --------      --------
Three Months Ended March 31, 2006
Net Income                                                  $ 13,054        $     85      $ 13,139
(Equity) Deficit in income of non-consolidated REITs            (275)             --          (275)
Distributions from non-consolidated REITs                        118              --           118
Depreciation and amortization                                  7,100              33         7,133
Straight line rent                                               200              --           200
                                                            --------        --------      --------
Adjusted Funds From Operations                              $ 20,197        $    118      $ 20,315
                                                            ========        ========      ========

Three Months Ended June 30, 2006
Net Income                                                  $ 39,993        $    484      $ 40,477
Gain on sale of assets, net                                  (28,108)             --       (28,108)
(Equity) Deficit in income of non-consolidated REITs            (156)             --          (156)
Distributions from non-consolidated REITs                        491              --           491
Depreciation and amortization                                  7,481              32         7,513
Straight line rent                                              (139)             --          (139)
                                                            --------        --------      --------
Adjusted Funds From Operations                              $ 19,562        $    516      $ 20,078
                                                            ========        ========      ========

Six Months Ended June 30, 2006
Net Income                                                  $ 53,047        $    569      $ 53,616
Gain on sale of assets, net                                  (28,108)             --       (28,108)
(Equity) Deficit in income of non-consolidated REITs            (431)             --          (431)
Distributions from non-consolidated REITs                        609              --           609
Depreciation and amortization                                 14,581              65        14,646
Straight line rent                                                61              --            61
                                                            --------        --------      --------
Adjusted Funds From Operations                              $ 39,759        $    634      $ 40,393
                                                            ========        ========      ========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

8.    Business Segments (continued)

The following table is a summary of other financial information by business segment:

                                                             Investment
                                                              Banking/
                                             Real Estate     Investment
(in thousands)                               Operations       Services           Total
                                             ----------       --------         --------

Three Months Ended June 30, 2007:
     Revenue                                  $   28,531      $    3,750      $   32,281
     Interest income                                 540              20             560
     Interest expense                              1,622              --           1,622
     Income from discontinued operations             635              --             635
     Capital expenditures                          2,193              --           2,193

Six Months Ended June 30, 2007:
     Revenue                                  $   58,617      $    6,960      $   65,577
     Interest income                               1,184              29           1,213
     Interest expense                              4,298              --           4,298
     Income from discontinued operations           1,273              --           1,273
     Capital expenditures                          5,048              --           5,048

Identifiable Assets as of June 30, 2007       $1,057,718      $    5,532      $1,063,250


Three Months Ended June 30, 2006:
     Revenue                                  $   21,799      $    3,783      $   25,582
     Interest income                                 743              13             756
     Interest expense                                546              --             546
     Income from discontinued operations           2,385              --           2,385
     Capital expenditures                          1,492              24           1,516

Six Months Ended June 30, 2006:
     Revenue                                  $   43,560      $    5,950      $   49,510
     Interest income                               1,323              22           1,345
     Interest expense                              1,140              --           1,140
     Income from discontinued operations           4,820              --           4,820
     Capital expenditures                          1,725              60           1,785

Identifiable Assets as of June 30, 2006       $  931,927      $    5,466      $  937,393

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

9.    Cash Dividends

The Company declared and paid dividends as follows (in thousands, except per share amounts):

                                    Dividends          Total
     Quarter Paid                   Per Share        Dividends
---------------------------         ---------        ---------

First quarter of 2007                  $.31           $21,937
Second quarter of 2007                 $.31           $21,938

First quarter of 2006                  $.31           $18,536
Second quarter of 2006                 $.31           $18,536

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

The Company's adoption of the provisions of FIN 48 effective January 1, 2007 did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption of FIN 48. Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future. The Company's effective tax rate was not affected by the adoption of FIN
48. The Company and one or more of its subsidiaries files income tax returns in the U.S federal jurisdiction and various state jurisdictions. The statute of limitations for the Company's income tax returns is generally three years and as such, the Company's returns that remain subject to examination would be primarily from 2003 and thereafter.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

10.   Income Taxes (continued)

The income tax expense reflected in the consolidated statements of income relates only to the TRS. The expense differs from the amounts computed by applying the Federal statutory rate of 34% to income before income taxes as follows:

                                                               For the
                                                          Six Months Ended
                                                               June 30,
(in thousands)                                            2007         2006
                                                        --------     --------

Federal income tax expense at statutory rate            $    518     $    341
Increase in taxes resulting from:
   State income taxes, net of federal impact                  95           63
                                                        --------     --------
                                                        $    613     $    404
                                                        ========     ========

No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the taxable REIT subsidiary.

11.   Subsequent Events

The Company repaid $60 million of its revolving line of credit on July 5, 2007 and declared a cash distribution of $0.31 per share on July 20, 2007 to stockholders of record on July 31, 2007 payable on August 20, 2007.

On July 16, 2007, the Company sold a commercial office property in Westford, Massachusetts. Gross proceeds from the sale of the property were approximately $11.5 million, which resulted in a net gain of approximately $1.9 million.

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

Overview

We operate in two business segments: real estate operations and investment banking/investment services. The real estate operations segment involves real estate rental operations, leasing, interim acquisition financing, development services, asset/property management services, property acquisitions and dispositions. The investment banking/investment services segment involves the structuring of real estate investments and broker/dealer services that include the organization of Sponsored REITs, the acquisition and development of real estate on behalf of Sponsored REITs and the raising of capital to equitize the Sponsored REITs through the sale of preferred stock in private placements.

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

Trends and Uncertainties
------------------------

Real Estate Operations

Our property operations during the second quarter of 2007 produced profit results that were generally in line with management's expectations. The portfolio was approximately 88% leased as of June 30, 2007. Two properties totaling approximately 263,000 square feet, one in the greater Seattle/Tacoma area, and the other in Silicon Valley, did not contribute meaningful rental income as each was substantially vacant. Both properties are in the process of being physically repositioned in their respective markets from single- to multi-tenant configurations. Lease-up of these two assets is likely to take up a good portion of 2007 and possibly beyond. However, once repositioned and re-leased, we believe these two properties can add meaningful rental income and value. The Seattle property had one new lease signed for a portion of the property during the second quarter of 2007 and a second one was signed in July 2007, which raised occupancy in the property to 12%.

One vacant property in Westford, Massachusetts was sold in July at a gain, which effectively reduced vacant space in our portfolio by approximately 105,000 square feet.

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

Investment Banking/Investment Services

Unlike our real estate operations business, which provides a rental revenue stream which is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature. Equity raised for Sponsored REIT syndications in the second quarter of 2007 totaled $60.1 million. Future business in this area, while always uncertain, continues to be more encouraging than in the past three years. In January 2007, one of our Sponsored REITs purchased a property for investment syndication. Permanent equity capitalization of the property was structured as a private placement preferred stock offering totaling $221 million. This offering is the largest single-investment syndication in our history, and is ongoing as of the beginning of the third quarter of 2007.

Despite this large current syndication, our property acquisition executives continue to grapple with high valuation levels for prime commercial investment real estate. Prolonged historically low interest rates, a growing general economy, and substantially increased capital allocation to real estate assets continue to make pricing on many properties we would have an interest in acquiring too expensive for our investment/syndication model. This upward pressure on prices is causing capitalization rates to remain low and prices per square foot to rise. Specifically, our acquisition executives have a challenge identifying enough property at a price acceptable under our investment criteria to grow our overall investment banking/investment services business. As the second quarter of 2007 ends, valuation levels for many top quality investment properties remain at historically high levels, with significant competition from a variety of capital sources to acquire them. We continue to rely solely on our in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time (i.e., invest in a Sponsored REIT). We also continue to evaluate whether our in-house sales force is capable, either through our existing client base or through new clients, of raising sufficient investment capital in Sponsored REITs to achieve future performance objectives.

Results of Operations

Overview:

During 2006 we acquired the five 2006 Target REITs by merger, acquired three additional properties with cash, sold six properties and reached an agreement to sell another property, which closed on January 31, 2007. During the first six months of 2007 we completed the sale of the property held for sale at December 31, 2006, sold two properties and reached an agreement to sell another property, which closed on July 16, 2007. As a result of this activity, as of June 30, 2007, we operated 27 properties and had one property held for sale.

Acquisitions, Mergers and Dispositions:

On February 24, 2006 we acquired one commercial property in Texas, on April 30, 2006 we completed the acquisition by merger of the five 2006 Target REITs, on June 27, 2006 we acquired a commercial property in Georgia and on December 21, 2006 we acquired a commercial property in Broomfield, Colorado. On June 13, 2007 we acquired a commercial property in Baltimore Maryland. The results of operations for each of the acquired or merged properties are included in our operating results as of their respective purchase or merger dates. Increases in rental revenues and expenses for the three months ended June 30, 2007 as compared to the same period in 2006 are primarily a result of the timing of these acquisitions and subsequent contribution of these acquired properties. The operating results of the nine properties sold and one property that was held for sale were classified as discontinued operations in our financial statements for all periods presented.

Sales of Real Estate:

The sales of real estate in 2006 included the following. On May 24, 2006 we sold an apartment building in Katy, Texas, and on May 31, 2006 we sold two commercial properties, one in Santa Clara, California and another in Fairfax, Virginia. On August 9, 2006 we sold a commercial property in Peabody, Massachusetts, on November 16, 2006 we sold a commercial property in Herndon, Virginia and on December 21, 2006 we sold a commercial property in North Andover, Massachusetts. As of December 31, 2006, we classified a property in Greenville, South Carolina as held-for-sale, which was sold on January 31, 2007. Also during 2007, we sold a commercial property in Alpharetta, Georgia on June 21, 2007 and another commercial property in San Diego, California on June 27, 2007. As of June 30, 2007, we classified a commercial property in Westford, Massachusetts as held for sale, which was sold on July 16, 2007.

Investment Banking:

The investment banking/investment services segment is primarily based on the gross proceeds from the sale of securities of the Sponsored REITs. During the three and six months ended June 30, 2007 our investment banking/investment services segment had total gross proceeds of $60.1 million and $109.3 million, respectively; which was derived primarily from the syndication of FSP 303 East Wacker Drive Corp. During the three and six months ended June 30, 2006 our investment banking/investment services segment had total gross proceeds of $55.2 million and $84.4 million, respectively; which was derived from the syndication of FSP Phoenix Tower Corp. As a result, total gross proceeds during the three and six months ended June 30, 2007 increased $4.9 million and $24.9 million, respectively, compared to the same periods in 2006. The syndication currently in process commenced in January 2007 and the syndication in process during the three and six months ended June 30, 2006 commenced in February 2006.

Our acquisition executives continue to work on other property investment opportunities, and we continue to be more optimistic about potential future investment banking product than in the past several years. Our investment banking business had better first half results than last year, and we are optimistic about this business segment's potential for increased contribution for the full year 2007.

The following table compares our income statement for the three months ended June 30, 2007 and 2006:

(in thousands)
                                                                     Three months ended June 30,
                                                               -------------------------------------
Revenue:                                                         2007           2006         Change
                                                               --------       --------      --------
   Rental                                                      $ 23,201       $ 17,940      $  5,261
   Related party revenue:
     Syndication fees                                             3,448          3,505           (57)
     Transaction fees                                             3,761          3,469           292
     Management fees and interest income from loans               1,862            698         1,164
   Other                                                              9              1             8
-----------------------------------------------------------------------------------------------------
          Total revenue                                          32,281         25,613         6,668
-----------------------------------------------------------------------------------------------------

Expenses:
     Real estate operating expenses                               5,771          4,109         1,662
     Real estate taxes and insurance                              4,039          2,993         1,046
     Depreciation and amortization                                6,889          4,782         2,107
     Selling, general and administrative                          2,000          1,954            46
     Commissions                                                  1,754          1,809           (55)
     Interest                                                     1,622            546         1,076
-----------------------------------------------------------------------------------------------------
          Total expenses                                         22,075         16,193         5,882
-----------------------------------------------------------------------------------------------------

     Income before interest income, equity in earnings in
        non-consolidated REITs and taxes on income               10,206          9,420           786
     Interest income                                                560            756          (196)
     Equity in earnings (deficit) in non-consolidated REITs        (142)           156          (298)
-----------------------------------------------------------------------------------------------------

     Income before taxes on income                               10,624         10,332           292
     Taxes on income                                                373            347            26
-----------------------------------------------------------------------------------------------------

     Income from continuing operations                           10,251          9,985           266
     Income from discontinued operations                            635          2,385        (1,750)
-----------------------------------------------------------------------------------------------------

     Income before gain on sale of properties                    10,886         12,370        (1,484)
     Gain on sale of assets                                      21,590         28,108        (6,518)
-----------------------------------------------------------------------------------------------------
     Net income                                                $ 32,476       $ 40,478      $ (8,002)
=====================================================================================================

Comparison of the three months ended June 30, 2007 to the three months ended June 30, 2006

      Revenues

      Total revenues increased by $6.7 million to $32.3 million for the second quarter ended June 30, 2007, as compared to $25.6 million for the quarter ended June 30, 2006. The increase was primarily a result of:

      o An increase to rental revenue of approximately $5.3 million arising from the acquisition of the five 2006 Target REITs by merger on April 30, 2006, a property in Georgia in June 2006, a property in Colorado in December 2006 and to a lesser extent, a property in Maryland in June 2007.
      o An increase in loan interest income of approximately $1.1 million, which was principally a result of interest income from a larger loan balance during the second quarter of 2007 as compared to 2006 for the mortgage loan on the property in syndication. The impact of this increase was slightly greater as a result of higher interest rates charged for the second quarter of 2007 compared to 2006.
      o A $0.3 million net increase in transaction (loan commitment) fees, which was principally a result of the increase in gross syndication proceeds in the quarter compared to the same period in 2006.

      Expenses

      Total expenses were $22.1 million for the three months ended June 30, 2007, an increase of $5.9 million compared to the three months ended June 30, 2006. The increase was primarily a result of:

      o The increase in real estate operating expenses and real estate taxes and insurance of approximately $2.7 million, and depreciation of $2.1 million were primarily a result of real estate acquisitions and mergers discussed above.
      o An increase in interest expense of approximately $1.1 million resulting from a higher average loan balance outstanding for syndications in process during the three months ended June 30, 2007 compared to the three months ended June 30, 2006, which was slightly greater as a result of higher interest rates in the 2007 period than the 2006 period.
      o Selling, general and administrative expenses, which increased insignificantly by $46,000 to $2.0 million for the three months ended June 30, 2007 compared to same period in 2006. We had 39 employees as of June 30, 2007 at our headquarters in Wakefield compared to 40 employees as of June 30, 2006.

      These increases were partially offset by:

      o A decrease in commission expense of $55,000, which was a result of greater rebates issued on syndication fee income during the three months ended June 30, 2007 compared to the same period in 2006. Rebates are offered to larger investors in syndication transactions.

      Interest income

      Interest income decreased to $0.2 million during the three months ended June 30, 2007, which was primarily a result of a lower average balance of cash. This was offset by slightly higher interest rates earned on balances of cash, cash equivalents and other investments compared to the three months ended June 30, 2006. The lower average balances during the three months ended June 30, 2007 were primarily a result of a $30 million repayment on our line of credit made on April 4, 2007 and a $21.9 million distribution paid to our shareholders in May 2007; and were partially offset by asset sale proceeds received on June 21, 2007 and on June 27, 2007 from the sale of two properties discussed above.

      Equity in earnings (deficit) of non-consolidated REITs

      Equity in earnings (deficit) from non-consolidated REITs decreased approximately $0.3 million to a deficit of $0.1 million, which was principally a result of a loss attributed to us from the syndication in process during the second quarter of 2007, as compared to income of $0.2 million for the second quarter of 2006.

      Taxes on income

      Taxes on income increased $27,000 in the second quarter of 2007 compared to the second quarter of 2006. The increase was primarily due to greater taxable income from the investment banking and investment services business in the 2007 period compared to 2006. During the second quarter in each of 2007 and 2006 we had an effective tax rate of 40.3%. We expect an effective tax rate of approximately 40.3% for our taxable REIT subsidiary in the future.

      Income from continuing operations

      The resulting income from continuing operations for the second quarter of 2007 increased $0.3 million to $10.3 million from $10.0 million in the second quarter of 2006 for the reasons discussed above.

      Discontinued operations and gain on sale of assets

      During 2006, we sold six properties and classified one property in Greenville, South Carolina as held for sale, which was sold on January 31, 2007. During 2007, we completed the sale of the property in Greenville, South Carolina, sold two additional properties and reached an agreement to sell a property in Westford, Massachusetts. Accordingly, each of the nine properties sold and the property held for sale are reported as discontinued operations on our financial statements for the relevant periods presented. Income from discontinued operations was $0.6 million for the three months ended June 30, 2007 and was $2.4 million for the three months ended June 30, 2006.

      For the three months ended June 30, 2007 we reported $21.6 million as gain on sale of assets and for the three months ended June 30, 2006 we reported $28.1 million as gain on sale of assets.

      The Company will continue to evaluate its portfolio, and from time-to-time may decide to dispose of other properties.

      Net Income

      Net income for the three months ended June 30, 2007 decreased $8.0 million to $32.5 million compared to $40.5 million for the three months ended June 30, 2006, for the reasons discussed above.

The following table compares our income statement for the six months ended June 30, 2007 and 2006:

(in thousands)
                                                                     Six months ended June 30,
                                                               -------------------------------------
Revenue:                                                         2007           2006         Change
                                                               --------       --------      --------
   Rental                                                      $ 48,606       $ 37,815      $ 10,791
   Related party revenue:
     Syndication fees                                             6,403          5,426           977
     Transaction fees                                             6,842          5,408         1,434
     Management fees and interest income from loans               3,679            869         2,810
   Other                                                             47             22            25
------------------------------------------------------------------------------------------------------
          Total revenue                                          65,577         49,540        16,037
------------------------------------------------------------------------------------------------------

Expenses:
     Real estate operating expenses                              12,076          7,903         4,173
     Real estate taxes and insurance                              8,327          5,199         3,128
     Depreciation and amortization                               14,172          9,197         4,975
     Selling, general and administrative                          3,888          3,758           130
     Commissions                                                  3,313          2,832           481
     Interest                                                     4,298          1,140         3,158
------------------------------------------------------------------------------------------------------
          Total expenses                                         46,074         30,029        16,045
------------------------------------------------------------------------------------------------------

     Income before interest income, equity in earnings in
        non-consolidated REITs and taxes on income               19,503         19,511            (8)
     Interest income                                              1,213          1,345          (132)
     Equity in earnings (deficit) in non-consolidated REITs        (758)           236          (994)
------------------------------------------------------------------------------------------------------

     Income before taxes on income                               19,958         21,092        (1,134)
     Taxes on income                                                613            404           209
------------------------------------------------------------------------------------------------------

     Income from continuing operations                           19,345         20,688        (1,343)
     Income from discontinued operations                          1,273          4,820        (3,547)
------------------------------------------------------------------------------------------------------

     Income before gain on sale of properties                    20,618         25,508        (4,890)
     Gain on sale of assets                                      21,590         28,108        (6,518)
------------------------------------------------------------------------------------------------------
     Net income                                                $ 42,208       $ 53,616      $(11,408)
======================================================================================================

Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2006

      Revenues

      Total revenues increased by $16.0 million to $65.6 million for the six months ended June 30, 2007, as compared to $49.6 million for the six months ended June 30, 2006. The increase was primarily a result of:

      o An increase to rental revenue of approximately $10.8 million from real estate arising from the acquisitions of a property in Texas during February 2006, the five 2006 Target REITs by merger on April 30, 2006, a property in Georgia in June 2006, a property in Colorado in December 2006 and, to a lesser extent, a property in Maryland in June 2007 net of a $4.8 million decrease in termination fee income during the first half of 2007 compared to the same period in 2006.
      o An increase in management fees and interest income from loans of approximately $2.8 million, which was principally a result of interest income from a larger loan balance during the first half of 2007 as compared to the same period in 2006 for the mortgage loan on the property in syndication. The impact of this increase was slightly greater as a result of higher interest rates charged for the first half of 2007 compared to 2006.
      o A $2.4 million increase in syndication and transaction (loan commitment) fees, which was principally a result of the increase in gross syndication proceeds for the six month period in 2007 compared to the same period in 2006.

      Expenses

      Total expenses were $46.1 million for the six months ended June 30, 2007, or an increase of $16.0 million compared to the six months ended June 30, 2006. The increase was primarily a result of:

      o The increase in real estate operating expenses, real estate taxes and insurance of $7.3 million, and depreciation of $5.0 million were primarily a result of the acquisitions and mergers in our real estate segment discussed above.
      o An increase in interest expense of $3.1 million resulting from a higher average loan balance outstanding for syndications in process during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, and was also slightly greater as a result of higher interest rates in the 2007 period than the 2006 period.
      o Selling, general and administrative expenses, which increased insignificantly by $0.1 million for the six months ended June 30, 2007 compared to same period in 2006. We had 39 employees as of June 30, 2007 at our headquarters in Wakefield compared to 40 employees as of June 30, 2006.
      o An increase in commission expense of $0.5 million, which was principally a result of the increase in gross syndication proceeds for the six month period in 2007 compared to the same period in 2006.

      Interest income

      Interest income decreased to $0.1 million during the six months ended June 30, 2007, which was primarily a result of a lower average balance of cash, which was offset by slightly higher interest rates earned on balances of cash, cash equivalents and other investments compared to the six months ended June 30, 2006. The lower average balances during the six months ended June 30, 2007 were primarily a result of the use of cash to finance a portion of a syndication in process and a $21.9 million distribution paid in February and May 2007; and were partially offset by asset sale proceeds received on June 21, 2007 and June 27, 2007.

      Equity in earnings (deficit) of non-consolidated REITs

      Equity in earnings (deficit) from non-consolidated REITs decreased approximately $1.0 million to a deficit of $0.8 million, which was principally a result of a loss attributed to us from the syndication in process during 2007, as compared to income during the first half of 2006 of $0.2 million.

      Taxes on income

      Taxes on income increased $0.2 million for the six months ended June 30, 2007 compared to the same period of 2006. The increase was primarily due to greater taxable income from the investment banking and investment services business in the 2007 period compared to 2006. During both periods in 2007 and 2006 we had an effective tax rate of 40.3%. We expect an effective tax rate of approximately 40.3% for our taxable REIT subsidiary in the future.

      Income from continuing operations

      The resulting income from continuing operations for the six months ended June 30, 2007 decreased $1.3 million to $19.3 million compared the six months ended June 30,2006 for the reasons discussed above.

      Discontinued operations and gain on sale of assets

      During 2006, we sold six properties and classified one property in Greenville, South Carolina as held for sale, which was sold on January 31, 2007. During 2007, we completed the sale of the property in Greenville, South Carolina, sold two additional properties and reached an agreement to sell a property in Westford, Massachusetts. Accordingly, each of the nine properties sold and the property held for sale are reported as discontinued operations on our financial statements for the relevant periods presented. Income from discontinued operations was $1.3 million for the six months ended June 30, 2007 and was $4.8 million for the six months ended June 30, 2006.

      For the six months ended June 30, 2007 we reported $21.6 million as gain on sale of assets and for the six months ended June 30, 2006 we reported $28.1 million as gain on sale of assets, which are summarized below.

(dollars in thousands)                                                                                  Net
                                                     City/          Property         Date of           Sales
Property Address                                     State            Type            Sale            Proceeds       Gain
----------------                                     -----            ----            ----            --------       ----
2007

33 & 37 Villa Road                             Greenville, SC        Office       January 5, 2007      $ 5,830      $    --
11680 Great Oaks Way                           Alpharetta, GA        Office         June 21, 2007       32,535        6,601
17030 Goldentop Road                           San Diego, CA         Office         June 27, 2007       36,199       14,741
Settlement of escrows on
   prior property sales                                                                                    248          248
                                                                                                      ----------------------
Net Sales Proceeds and Gain
   on sales of real estate                                                                             $74,812      $21,590
                                                                                                      ======================

2006

22400 Westheimer Parkway                       Katy, TX             Apartment        May 24, 2006      $18,200      $ 2,371
4995 Patrick Henry Drive                       Santa Clara, CA       Office          May 31, 2006        8,138        1,508
12902 Federal Systems Park Dr                  Fairfax, VA           Office          May 31, 2006       61,412       24,229
                                                                                                      ----------------------
Net Sales Proceeds and Gain
   on sales of real estate                                                                             $87,750      $28,108
                                                                                                      ======================

      The Company will continue to evaluate its portfolio, and from time-to-time may decide to dispose of other properties.

      Net Income

      Net income for the six months ended June 30, 2007 decreased $11.4 million to $42.2 million compared to $53.6 million for the six months ended June 30, 2006, for the reasons discussed above.

      Liquidity and Capital Resources

      Cash and cash equivalents were $107.6 million and $70.0 million at June 30, 2007 and December 31, 2006, respectively. This increase of $37.6 million is attributable to $32.4 million provided by operating activities, less $70.6 million used for investing activities, plus $75.9 million provided by financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations, cash anticipated to be generated by fees and commissions from the sale of preferred stock in future Sponsored REITs and our line of credit will be sufficient to meet working capital requirements and anticipated capital expenditures and improvements for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly formed Sponsored REITs. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of interest on the part of investors in purchasing shares of Sponsored REITs and the level of rental income from our real properties.

      Operating Activities

      The cash provided by our operating activities of $32.4 million is primarily attributable to net income of $42.2 million, less gains on sales of properties of $21.6 million, plus the add-back of $16.2 million of non-cash activity, $0.7 million of distributions from non-consolidated REITs and $1.2 million from decreases in prepaid and receivable balances. These increases in operating cash were partially offset by decreases in accrued expenses and compensation of $3.8 million and an increase of $2.6 million in payments made for deferred leasing commissions.

      Investing Activities

      Our cash used for investing activities of $70.6 million is primarily attributable to our investment in assets held for syndication of $74.4 million, the purchase of a property in Baltimore for $62.8 million and additions to real estate investments and office equipment of approximately $13.3 million, which were partially offset by proceeds received on the sale of properties of $74.8 million and the redemption of a certificate of deposit of $5.1 million.

      Financing Activities

      Our cash provided by financing activities of $75.9 million is primarily attributable to net proceeds from our line of credit of $119.8 million used to purchase assets held for syndication, which were partially offset by distributions to shareholders of $43.9 million.

      Line of Credit

      We have a revolving line of credit agreement (the "Loan Agreement") with a group of banks providing for borrowings at the Company's election of up to $150,000,000. Borrowings under the Loan Agreement bear interest at either the bank's prime rate (8.25% at June 30, 2007) or a rate equal to LIBOR plus 125 basis points (6.57% at June 30, 2007). The balance outstanding was $119,750,000 at June 30, 2007, and there was no balance outstanding at December 31, 2006. We are in compliance with all bank covenants required by the Loan Agreement.

      Contingencies

      We are subject to various legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

      Assets Held for Syndication

      As of June 30, 2007 there was one asset held for syndication, consisting of the office property owned by FSP 303 East Wacker Drive Corp. and as of December 31, 2006 there were no assets held for syndication.

      Assets Held for Sale

      During 2006 an agreement was reached to sell a commercial property in Greenville, South Carolina at a loss, which was sold on January 31, 2007. During 2007 we sold two properties at gains and reached an agreement to sell a commercial property in Westford, Massachusetts at a gain, which was sold on July 16, 2007. Accordingly, as of December 31, 2006 the properties sold in 2007 are classified as held for sale on the balance sheet, and as of June 30, 2007 the Westford property is classified as held for sale on the balance sheet.

      Related Party Transactions

      During the six months ended June 30, 2007, we completed the syndication of FSP 50 South Tenth Street Corp. and began the syndication of FSP 303 East Wacker Drive Corp. We did not enter into any other significant transactions with related parties during the six months ended June 30, 2007. For a discussion of transactions between us and related parties during 2006, see Footnote No. 5 "Related Party Transactions" to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

      Other Considerations

      We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the six months ended June 30, 2007, the rental income exceeded the expenses for each individual property, with the exception of a property located in Westford, Massachusetts, which was sold on July 16, 2007, a property located in Federal Way, Washington and a property located in San Jose, California. For the three months ended June 30, 2006 the rental income exceeded the expenses for each individual property, with the exception of the property located in Westford, Massachusetts.

      o The single tenant lease at the property located in Westford, Massachusetts, expired October 31, 2004. During the three months ended June 30, 2007 we reached an agreement to sell this property, which closed on July 16, 2007 at a gain. The property had operating expenses of $101,000 and $61,000 for the three months ended June 30, 2007 and 2006, respectively and $187,000 and $135,000 for the six months ended June 30, 2007 and 2006, respectively.

      o The single tenant lease at the property located in Federal Way, Washington, expired September 14, 2006. We have signed a lease for approximately 8% of the space, from which we had rental income of $19,000 during the three months ended June 30, 2007. We expect that the property will not produce revenue to cover its expenses in the third quarter of 2007. The property had operating expenses of $151,000 and $290,000 for the three and six months ended June 30, 2007.

      o The single tenant lease at the property located in San Jose, California, expired December 31, 2006. There is one tenant in the building occupying 19% of the rentable square feet of the property, from which we had rental income of $113,000 and $213,000 during the three and six months ended June 30, 2007. The property had operating expenses of $114,000 and $239,000 for the three and six months ended June 30, 2007. We are repositioning the property and have not re-let the remaining space and do not expect to add tenants until the repositioning work is complete. As a result, we do not believe the property will produce revenue to cover its expenses in the third quarter of 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We were not a party to any derivative financial instruments at or during the six months ended June 30, 2007.

We borrow from time-to-time on our line of credit. These borrowings bear interest at the bank's base rate (8.25% at June 30, 2007) or at LIBOR plus 125 basis points (6.57% at June 30, 2007), as elected by us when requesting funds. As of June 30, 2007, $119,750,000 was outstanding under the line of credit consisting of one borrowing at the LIBOR plus 125 basis point rate. We have used funds drawn on our line of credit for the purpose of making interim mortgage loans to Sponsored REITs and for interim financing of acquisitions. Generally interim mortgage loans bear interest at the same variable rate payable by us under our line of credit. We therefore believe that we have mitigated our interest rate risk with respect to our borrowings for interim mortgage loans. Historically we have satisfied obligations arising from interim financing of acquisitions through cash or sale of properties in our portfolio, so we believe that we can mitigate interest rate risk with respect to borrowings for interim financing of acquisitions as well.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by Franklin Street Properties Corp. during the quarter ended June 30, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

                      ISSUER PURCHASES OF EQUITY SECURITIES

-------------------------------------------------------------------------------------------------------------------------------
                                     (a)                   (b)                    (c)                         (d)

                                                                             Total Number of            Maximum Number (or
                                                                            Shares (or Units)           Approximate Dollar
                                                                            Purchased as Part          Value) of Shares (or
                               Total Number of        Average Price            of Publicly            Units) that May Yet Be
                              Shares (or Units)       Paid per Share       Announced Plans or          Purchased Under the
Period                        Purchased (1) (2)         (or Unit)           Programs (1) (2)        Plans or Programs (1) (2)
-------------------------------------------------------------------------------------------------------------------------------

04/01/07-04/30/07                     0                    N/A                      0                      $21,008,101
-------------------------------------------------------------------------------------------------------------------------------

05/01/07-05/31/07                     0                    N/A                      0                      $21,008,101
-------------------------------------------------------------------------------------------------------------------------------

06/01/07-06/30/07                     0                    N/A                      0                      $21,008,101
-------------------------------------------------------------------------------------------------------------------------------

Total:                                0                    N/A                      0                      $21,008,101
-------------------------------------------------------------------------------------------------------------------------------

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 11, 2007, the Company held its 2007 Annual Meeting of Stockholders (the "2007 Annual Meeting"). The 2007 Annual Meeting was called for the following purposes: (1) to elect two Class I directors to serve until the 2010 annual meeting and (2) to transact such other business as may properly come before the meeting or any adjournment thereof.

The following table sets forth the names of the directors elected at the 2007 Annual Meeting for new three-year terms and the number of votes cast for and withheld from each director:

      Directors                          For                     Withheld
      Dennis J. McGillicuddy             60,094,409              581,182
      Janet Prier Notopoulos             57,038,146              3,637,445

The names of each of the other directors whose terms of office continued after the 2007 Annual Meeting are as follows: John N. Burke, Barbara J. Fournier, Barry Silverstein, George J. Carter and Georgia Murray.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index attached hereto, which is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FRANKLIN STREET PROPERTIES CORP.


      Date                   Signature                 Title


Date: July 31, 2007   /s/ George J. Carter  Chief Executive Officer and Director
                      --------------------  (Principal Executive Officer)
                      George J. Carter


Date: July 31, 2007   /s/ John G. Demeritt  Chief Financial Officer
                      --------------------  (Principal Financial Officer)
                      John G. Demeritt

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