Form 10-Q
period 2007-09-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2007-10-30
CIK 1031316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2007.

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________.

                        Commission File Number: 001-32470


                        Franklin Street Properties Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Maryland                                     04-3578653
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


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

         YES |_|               NO |X|

The number of shares of common stock outstanding as of October 30, 2007 was 70,480,705.

                        Franklin Street Properties Corp.

                                    Form 10-Q

                                Quarterly Report
                               September 30, 2007

                                Table of Contents


Part I.  Financial Information
                                                                            Page
                                                                            ----
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 2007 and
                  December 31, 2006......................................      3

                  Consolidated Statements of Income for the three and
                  nine months ended September 30, 2007 and 2006..........      4

                  Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 2007 and 2006...............    5-6

                  Notes to Consolidated Financial Statements.............   7-18

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................  19-28

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk............................................     29

         Item 4.  Controls and Procedures................................     29

Part II. Other Information

         Item 1.  Legal Proceedings......................................     30

         Item 1A. Risk Factors...........................................     30

         Item 2.  Unregistered Sales of Equity Securities and Use of
                  Proceeds...............................................     30

         Item 3.  Defaults Upon Senior Securities........................     31

         Item 4.  Submission of Matters to a Vote of Security Holders....     31

         Item 5.  Other Information......................................     31

         Item 6.  Exhibits...............................................     31

Signatures        .......................................................     32

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        Franklin Street Properties Corp.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                            September 30,     December 31,
(in thousands, except share and par value amounts)                               2007             2006
==========================================================================================================
Assets:
Real estate assets:
          Land                                                               $    99,849      $  95,250
          Buildings and improvements                                             752,927        688,612
          Fixtures and equipment                                                      61             34
----------------------------------------------------------------------------------------------------------
                                                                                 852,837        783,896
          Less accumulated depreciation                                           49,057         33,738
----------------------------------------------------------------------------------------------------------
Real estate assets, net                                                          803,780        750,158
Acquired real estate leases, less accumulated amortization
   of $20,561 and $20,345, respectively                                           37,005         40,577
Investment in non-consolidated REITs                                               4,948          5,064
Assets held for syndication, net                                                 115,196             --
Assets held for sale                                                                  --         62,174
Cash and cash equivalents                                                         53,417         69,973
Certificate of deposit                                                                --          5,143
Restricted cash                                                                      336            761
Tenant rent receivables, less allowance for doubtful accounts
   of $430 and $433, respectively                                                  1,387          2,440
Straight-line rent receivable, less allowance for doubtful accounts
   of $261 and $163, respectively                                                  7,069          4,346
Prepaid expenses                                                                   2,312            972
Deposits on real estate assets                                                        --          5,010
Other assets                                                                         477          1,118
Office computers and furniture, net of accumulated depreciation
   of $926 and $851, respectively                                                    371            375
Deferred leasing commissions, net of accumulated amortization
   of $1,781, and $1,313, respectively                                             8,295          7,206
----------------------------------------------------------------------------------------------------------
          Total assets                                                       $ 1,034,593      $ 955,317
==========================================================================================================

Liabilities and Stockholders' Equity:
Liabilities:
   Bank note payable                                                         $   104,550      $      --
   Accounts payable and accrued expenses                                          19,292         25,275
   Accrued compensation                                                            1,125          2,643
   Tenant security deposits                                                        1,923          1,744
   Acquired unfavorable real estate leases, less accumulated amortization
      of $1,010, and $534, respectively                                            4,627          3,693
----------------------------------------------------------------------------------------------------------
             Total liabilities                                                   131,517         33,355
----------------------------------------------------------------------------------------------------------

Commitments and contingencies
Stockholders' Equity:
   Preferred stock, $.0001 par value, 20,000,000 shares
    authorized, none issued or outstanding                                            --             --
   Common stock, $.0001 par value, 180,000,000 shares authorized,
    70,480,705 and 70,766,305 shares issued and outstanding, respectively              7              7
   Additional paid-in capital                                                    907,794        907,794
   Treasury stock, 1,017,498 and 731,898 shares at cost, respectively            (18,775)       (14,008)
   Earnings in excess of accumulated earnings/distributions                       14,050         28,169
----------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                903,076        921,962
----------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity                            $ 1,034,593      $ 955,317
==========================================================================================================
                                              See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                      For the                   For the
                                                                Three Months Ended         Nine Months Ended
                                                                   September 30,             September 30,
---------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                         2007         2006         2007        2006
===============================================================================================================

Revenue:
     Rental                                                    $ 27,431     $ 23,833     $ 76,037     $61,647
Related party revenue:
     Syndication fees                                               687          861        7,090       6,288
     Transaction fees                                               604        1,140        7,446       6,548
     Management fees and interest income from loans               1,497          209        5,176       1,078
Other                                                                37            2           84          24
---------------------------------------------------------------------------------------------------------------
             Total revenue                                       30,256       26,045       95,833      75,585
---------------------------------------------------------------------------------------------------------------

Expenses:
     Real estate operating expenses                               7,263        5,469       19,340      13,372
     Real estate taxes and insurance                              4,565        3,750       12,892       8,949
     Depreciation and amortization                                7,870        6,016       22,041      15,213
     Selling, general and administrative                          1,787        2,027        5,675       5,785
     Commissions                                                    406          458        3,720       3,289
     Interest                                                     1,823          119        6,120       1,260
---------------------------------------------------------------------------------------------------------------

       Total expenses                                            23,714       17,839       69,788      47,868
---------------------------------------------------------------------------------------------------------------

Income before interest income, equity in earnings (deficit)
   of non-consolidated REITs and taxes on income                  6,542        8,206       26,045      27,717
Interest income                                                     650          735        1,864       2,080
Equity in earnings (deficit) of non-consolidated REITs              147          481         (611)        717
---------------------------------------------------------------------------------------------------------------

Income before taxes on income                                     7,339        9,422       27,298      30,514
Income tax (benefit) expense                                       (261)        (131)         352         273
---------------------------------------------------------------------------------------------------------------

     Income from continuing operations                            7,600        9,553       26,946      30,241
       Income (loss) from discontinued operations                   (56)       1,916        1,216       6,736
     Gain on sale of assets                                       1,942        6,361       23,532      34,469
---------------------------------------------------------------------------------------------------------------

Net income                                                     $  9,486     $ 17,830     $ 51,694     $71,446
===============================================================================================================

Weighted average number of shares outstanding,
     basic and diluted                                           70,596       70,766       70,709      65,944
===============================================================================================================

Earnings per share, basic and diluted, attributable to:
     Continuing operations                                     $   0.11     $   0.13     $   0.38     $  0.46
     Discontinued operations                                         --         0.03         0.02        0.10
     Gains on sales of assets                                      0.02         0.09         0.33        0.52
---------------------------------------------------------------------------------------------------------------
Net income per share, basic and diluted                        $   0.13     $   0.25     $   0.73     $  1.08
===============================================================================================================
                                                   See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      For the
                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                              ------------------------
(in thousands)                                                                   2007          2006
======================================================================================================
Cash flows from operating activities:
   Net income                                                                 $  51,694     $  71,446
   Adjustments to reconcile net income to net cash
        provided by  operating activities:
      (Gains) on assets sold                                                    (23,532)      (34,469)
      Depreciation and amortization expense                                      22,818        18,198
      Amortization of above market lease                                          3,706         5,208
      Equity in (earnings) deficit from non-consolidated REITs                      619          (912)
      Distributions from non-consolidated REITs                                   1,199           724
  Changes in operating assets and liabilities:
     Restricted cash                                                                425           (10)
     Tenant rent receivables, net                                                 1,053           614
     Straight-line rents, net                                                    (2,924)         (529)
     Prepaid expenses and other assets, net                                        (717)          570
     Accounts payable and accrued expenses                                          572         1,358
     Accrued compensation                                                        (1,273)         (366)
     Tenant security deposits                                                       179           248
  Payment of deferred leasing commissions                                        (2,905)       (4,422)
------------------------------------------------------------------------------------------------------

        Net cash provided by operating activities                                50,914        57,658
------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Cash acquired through issuance of common stock in merger transaction           --        13,849
      Purchase of real estate assets, office computers and
          furniture, capitalized merger costs                                   (75,887)     (112,253)
      Merger costs paid                                                              --          (838)
      Purchase of acquired favorable and unfavorable leases                      (3,726)       (5,106)
      Investment in non-consolidated REITs                                          (18)       (4,127)
      Investment in certificate of deposit                                        5,143            --
      Changes in deposits on real estate assets                                      --        (2,540)
      Investment in assets held for syndication, net                           (112,618)           --
      Proceeds received on sales of real estate assets                           85,673       103,739
------------------------------------------------------------------------------------------------------

      Net cash used for investing activities                                   (101,433)       (7,276)
------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Distributions to stockholders                                             (65,813)      (59,010)
      Purchase of treasury shares                                                (4,767)           --
      Offering costs                                                                 --          (119)
      Deferred financing costs                                                       (7)           --
      Borrowings under bank note payable, net                                   104,550            --
------------------------------------------------------------------------------------------------------

      Net cash provided by (used for) financing activities                       33,963       (59,129)
------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                       (16,556)       (8,747)

Cash and cash equivalents, beginning of period                                   69,973        69,715
------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                      $  53,417     $  60,968
------------------------------------------------------------------------------------------------------

                        Franklin Street Properties Corp.
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                                      For the
                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                              ------------------------
(in thousands)                                                                   2007          2006
======================================================================================================

Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest                                                                $   5,125     $  1,219
      Income taxes                                                                  730          515

Non-cash investing and financing activities:
     Accrued costs for purchase of real estate assets                         $   1,716     $     --
     Deposits on real estate assets converted to investments in assets
        held for syndication                                                  $   5,010     $     --
     Assets acquired through the issuance of common stock in merger, net      $      --     $230,517
     Investment in non-consolidated REITs converted to real estate assets
        and acquired real estate leases in conjunction with merger            $      --     $  4,018

                                        See accompanying notes to consolidated financial statements.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements

Organization

Franklin Street Properties Corp. ("FSP Corp." or the "Company") holds, directly and indirectly, 100% of the interest in FSP Investments LLC ("FSP Investments"), FSP Property Management LLC ("FSP Property Management"), FSP Holdings LLC, and FSP Protective TRS Corp. The Company also has a non-controlling common stock interest in twelve corporations organized to operate as real estate investment trusts ("REITs") and a non-controlling preferred stock interest in two of those REITs.

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

The Company owns and operates a portfolio of real estate, which consisted of 27 properties as of September 30, 2007. The Company also pursues, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company's investment in real estate assets, excluding assets held for syndication and assets held for sale:

                                                      As of
                                                  September 30,
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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other period.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements (continued)

Reclassifications

Certain balances from the 2006 balance sheet and interim financial statements have been reclassified to conform to the 2007 presentation. The reclassifications primarily were related to the disposition of six properties in 2006, and four properties in 2007, which are reported as discontinued operations for all periods presented. These reclassifications changed rental revenues, operating and maintenance expenses, depreciation and amortization, other income and the related assets, which are segregated on the financial statements. There was no change to net income for any period presented as a result of these reclassifications.

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

2.    Investment Banking/Investment Services Activity

During the nine months ended September 30, 2007, the Company sold on a best efforts basis, through private placements, preferred stock in the following Sponsored REITs:

                                                                   Date Syndication
      Sponsored REIT                          Property Location        Completed        Gross Proceeds (1)
      ==============================================================================   ====================
                                                                                          (in thousands)
      FSP 50 South Tenth Street Corp.         Minneapolis, MN       January 9, 2007         $     25
      FSP 303 East Wacker Drive Corp.         Chicago, IL                                    113,300
      FSP Grand Boulevard Corp.               Kansas City, MO                                  5,875
                                                                                           ---------
                                              Total                                         $119,200
                                                                                           =========

      1.    The syndication of FSP 50 South Tenth Street Corp. commenced in November 2006. The syndications of FSP 303 East Wacker Drive Corp., which commenced in January 2007, and
            FSP Grand Boulevard Corp., which commenced in September 2007, were not complete at
            September 30, 2007.

3.    Certificates of Deposit

Investment in certificates of deposit consists of investments the Company has the ability and intent to hold until their maturity. As of September 30, 2007, the Company did not hold any certificates of deposit. As of December 31, 2006, the Company held a certificate of deposit with an original maturity of six months at a carrying value of $5.1 million with an annual interest rate of 5% that matured on April 11, 2007. The Company believed the aggregate fair value was approximately the same as its carrying value on that date.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4.    Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At September 30, 2007, the Company held an interest in twelve Sponsored REITs. Ten were fully syndicated and the Company no longer derives economic benefits or risks from the common stock interest that it has retained in them. The Company holds a preferred stock investment in two of these Sponsored REITs, FSP Park Ten Development Corp. ("Park Ten Development") and FSP Phoenix Tower Corp. ("Phoenix Tower"), from which it continues to derive economic benefit and risk. The two remaining entities that were not fully syndicated at September 30, 2007 are FSP 303 East Wacker Drive Corp., which has a carrying value of approximately $74.0 million, and FSP Grand Boulevard Corp., which has a carrying value of approximately $41.2 million. Both are on the accompanying consolidated balance sheets and are classified as assets held for syndication.

The table below shows the Company's share of income and expenses from Sponsored REITs prior to consolidation. Management fees of $30,000 and $11,000 for the nine months ended September 30, 2007 and 2006, respectively, and interest expense on acquisition loans made by the Company to Sponsored REITs, are eliminated in consolidation.

                                                           Nine Months Ended
                                                             September 30,
(in thousands)                                           2007           2006
                                                      ----------     ----------

Operating Data:
Rental revenues                                       $    3,449     $    1,215
Operating and maintenance expenses                         1,834            554
Depreciation and amortization expense                        856            288
Interest expense: permanent mortgage loan                    179
Interest expense: acquisition loan                         1,448            479
Interest income                                               51              9
                                                      ----------     ----------
                                                      $     (817)    $      (97)
                                                      ==========     ==========

The following table includes equity in earnings (deficit) of investments in non-consolidated REITs:

                                                           Nine Months Ended
                                                             September 30,
(in thousands)                                           2007           2006
                                                      ----------     ----------

Equity in earnings (deficit) of Sponsored REITs       $     (776)    $      623
Equity in earnings of FSP Blue Lagoon Drive Corp.             --             75
Equity in earnings of Park Ten Development                     8             16
Equity in earnings of Phoenix Tower                          157              3
                                                      ----------     ----------
                                                      $     (611)    $      717
                                                      ==========     ==========

Equity in earnings (deficit) of investments in Sponsored REITs is derived from the Company's share of income (loss) following the commencement of syndication of Sponsored REITs. Following the commencement of syndication, the Company exercises influence over, but does not control these entities, and investments are accounted for using the equity method.

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

The Company recorded distributions declared or received of $1,199,000 and $724,000 from Sponsored REITs during the nine months ended September 30, 2007 and 2006, respectively.

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

The operating data below for 2007 includes operations of the twelve Sponsored REITs the Company held an interest in as of September 30, 2007. The operating data for 2006 includes operations of the nine Sponsored REITs the Company held an interest in as of September 30, 2006 and operations from the five 2006 Target REITs from January through April 30, 2006. The five 2006 Target REITs were merged into the Company on April 30, 2006.

At September 30, 2007, December 31, 2006 and September 30, 2006, the Company had ownership interests in twelve, ten and nine Sponsored REITs, respectively. Summarized financial information for these Sponsored REITs is as follows:

                                                   September 30,    December 31,
                                                       2007             2006
                                                    ----------       ----------
                                                          (in thousands)
       Balance Sheet Data (unaudited):
       Real estate, net                             $  691,579       $  612,835
       Other assets                                     76,960           87,383
       Total liabilities                              (290,973)        (132,565)
                                                    ----------       ----------
       Shareholders equity                          $  477,566       $  567,653
                                                    ==========       ==========

                                                      For the Nine Months Ended
                                                            September 30,
                                                         2007           2006
                                                      ----------     ----------
                                                            (in thousands)
       Operating Data (unaudited):
       Rental revenue                                 $   69,654     $   42,445
       Other revenue                                       2,348          2,137
       Operating and maintenance expenses                (33,605)       (21,318)
       Depreciation and amortization                     (16,280)        (9,623)
       Interest expense and commitment fees              (17,838)        (8,602)
                                                      ----------     ----------
       Net income                                     $    4,279     $    5,039
                                                      ==========     ==========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4. Related Party Transactions and Investments in Non-consolidated Entities (continued)

Syndication fees and Transaction fees:

The Company provides syndication and real estate acquisition advisory services for Sponsored REITs. Syndication and transaction fees from non-consolidated entities amounted to approximately $14,536,000 and $12,836,000 for the nine months ended September 30, 2007 and 2006, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice. Asset management fee income from non-consolidated entities amounted to approximately $637,000 and $476,000 for the nine months ended September 30, 2007 and 2006, respectively. The Company typically makes interim mortgage loans to Sponsored REITs that enable Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests. The interim mortgage loans are subsequently repaid out of offering proceeds. The Company recognized interest income from interim mortgage loans of approximately $4,540,000 and $603,000 for the nine months ended September 30, 2007 and 2006, respectively, relating to these loans.

5.    Bank Note Payable

The Company has a revolving line of credit agreement (the "Loan Agreement") with a group of banks providing for borrowings at the Company's election of up to $150,000,000. Borrowings under the Loan Agreement bear interest at either the bank's prime rate (7.75% at September 30, 2007) or a rate equal to LIBOR plus 125 basis points (6.38% at September 30, 2007). The balance outstanding was $104,550,000 at September 30, 2007, and there was no balance outstanding at December 31, 2006. The weighted average interest rate on amounts outstanding during the nine months ended September 30, 2007 and 2006 was 6.62% and 6.50%, respectively; and for the year ended December 31, 2006 was approximately 6.39%.

The Loan Agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the maintenance of at least $1,500,000 in operating cash accounts, a minimum unencumbered cash and liquid investments balance and tangible net worth, and compliance with various debt and operating income ratios, as defined in the Loan Agreement. The Company was in compliance with the Loan Agreement's financial covenants as of September 30, 2007 and December 31, 2006. Borrowings under the Loan Agreement mature on August 18, 2008.

6.    Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at September 30, 2007 and 2006.

7.    Discontinued Operations

During 2006 the Company sold six properties, each of which was sold at a gain. The Company also reached an agreement to sell another commercial property, located in Greenville, South Carolina, which sold on January 31, 2007 at a loss. For the year ended December 31, 2006, the Company reported the gains from the sale of these properties and a provision for loss on the Greenville property held for sale. In May 2007, the Company reached an agreement to sell a property located in Westford, Massachusetts, which sold on July 16, 2007 at a gain. During June 2007, the Company sold a property located in Alpharetta, Georgia at a gain and a property located in San Diego, California at a gain. Accordingly, all of the properties sold during the nine months ended September 30, 2007 are classified as assets held for sale as of December 31, 2006.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7.    Discontinued Operations (continued)

The operating results for these real estate assets have been reflected as discontinued operations in the consolidated statements of income for all periods presented, and are summarized below:

                                         For the Three Months Ended    For the Nine Months Ended
      (in thousands)                            September 30,                September 30,
                                         -------------------------     -------------------------
                                            2007           2006           2007           2006
                                         ----------     ----------     ----------     ----------
      Rental revenue                     $       12     $    4,025     $    3,129     $   15,322
      Rental operating expenses                 (63)        (1,062)          (802)        (4,136)
      Real estate taxes and insurance            (5)          (281)          (370)        (1,499)
      Depreciation and amortization              --           (766)          (749)        (2,951)
      Interest income                            --             --              8             --
                                         ----------     ----------     ----------     ----------
      Net income (loss)
         from discontinued operations    $      (56)    $    1,916     $    1,216     $    6,736
                                         ==========     ==========     ==========     ==========

During the nine months ended September 30, 2007 and 2006, respectively, gains on sales of properties are summarized below:

      (dollars in thousands)                                                                            Net
                                                  City/            Property         Date of            Sales
      Property Address                            State              Type            Sale             Proceeds        Gain
      ----------------                            -----              ----            ----             --------        ----

      2007

      33 & 37 Villa Road                       Greenville, SC       Office       January 5, 2007     $  5,830        $    --
      11680 Great Oaks Way                     Alpharetta, GA       Office         June 21, 2007       32,535          6,601
      17030 Goldentop Road                     San Diego, CA        Office         June 27, 2007       36,199         14,741
      10 Lyberty Way                           Westford, MA         Office         July 16, 2007       10,861          1,942
      Settlement of escrows on
         prior property sales                                                                             248            248
                                                                                                   -------------------------
      Net Sales Proceeds and Gain
         on sales of real estate                                                                     $ 85,673        $23,532
                                                                                                   =========================

      2006

      22400 Westheimer Parkway                 Katy, TX            Apartment        May 24, 2006     $ 18,200        $ 2,371
      4995 Patrick Henry Drive                 Santa Clara, CA      Office          May 31, 2006        8,138          1,508
      12902 Federal Systems Park Dr            Fairfax, VA          Office          May 31, 2006       61,412         24,229
      One Technology Drive                     Peabody, MA          Office        August 9, 2006       15,989          6,361
                                                                                                   -------------------------
      Net Sales Proceeds and Gain
         on sales of real estate                                                                     $103,739        $34,469
                                                                                                   =========================

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

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

8.    Business Segments (continued)

The calculation of AFFO by business segment is shown in the following table:

                                                                       Investment
                                                        Real Estate     Banking/
(in thousands)                                           Operations     Services         Total
                                                        -----------    ----------     ----------
Three Months Ended March 31, 2007
Net Income                                              $    9,376     $      356     $    9,732
(Equity) Deficit in income of non-consolidated REITs           583             --            583
Distributions from non-consolidated REITs                      281             --            281
Depreciation and amortization                                8,970             30          9,000
Straight line rent                                          (1,273)            --         (1,273)
                                                        ----------     ----------     ----------

Adjusted Funds From Operations                          $   17,937     $      386     $   18,323
                                                        ==========     ==========     ==========

Three Months Ended June 30, 2007
Net Income                                              $   31,922     $      554     $   32,476
Gain on sale of assets, net                                (21,590)            --        (21,590)
(Equity) Deficit in income of non-consolidated REITs           142             --            142
Distributions from non-consolidated REITs                      442             --            442
Depreciation and amortization                                8,478             30          8,508
Straight line rent                                            (776)            --           (776)
                                                        ----------     ----------     ----------

Adjusted Funds From Operations                          $   18,618     $      584     $   19,202
                                                        ==========     ==========     ==========

Six Months Ended June 30, 2007
Net Income                                              $   41,298     $      910     $   42,208
Gain on sale of assets, net                                (21,590)            --        (21,590)
(Equity) Deficit in income of non-consolidated REITs           725             --            725
Distributions from non-consolidated REITs                      723             --            723
Depreciation and amortization                               17,448             60         17,508
Straight line rent                                          (2,049)            --         (2,049)

                                                        ----------     ----------     ----------
Adjusted Funds From Operations                          $   36,555     $      970     $   37,525
                                                        ==========     ==========     ==========

Three Months Ended September 30, 2007
Net Income                                              $    9,874     $     (388)    $    9,486
Gain on sale of assets, net                                 (1,942)            --         (1,942)
(Equity) Deficit in income of non-consolidated REITs          (106)            --           (106)
Distributions from non-consolidated REITs                      476             --            476
Depreciation and amortization                                8,986             30          9,016
Straight line rent                                            (875)            --           (875)
                                                        ----------     ----------     ----------

Adjusted Funds From Operations                          $   16,413     $     (358)    $   16,055
                                                        ==========     ==========     ==========

Nine Months Ended September 30, 2007
Net Income                                              $   51,172     $      522     $   51,694
Gain on sale of assets, net                                (23,532)            --        (23,532)
(Equity) Deficit in income of non-consolidated REITs           619             --            619
Distributions from non-consolidated REITs                    1,199             --          1,199
Depreciation and amortization                               26,434             90         26,524
Straight line rent                                          (2,924)            --         (2,924)
                                                        ----------     ----------     ----------

Adjusted Funds From Operations                          $   52,968     $      612     $   53,580
                                                        ==========     ==========     ==========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

8.    Business Segments (continued)

                                                                       Investment
                                                        Real Estate     Banking/
(in thousands)                                           Operations     Services         Total
                                                        -----------    ----------     ----------
Three Months Ended March 31, 2006
Net Income                                              $   13,054     $       85     $   13,139
(Equity) Deficit in income of non-consolidated REITs          (275)            --           (275)
Distributions from non-consolidated REITs                      118             --            118
Depreciation and amortization                                7,100             33          7,133
Straight line rent                                             200             --            200

                                                        ----------     ----------     ----------
Adjusted Funds From Operations                          $   20,197     $      118     $   20,315
                                                        ==========     ==========     ==========

Three Months Ended June 30, 2006
Net Income                                              $   39,993     $      484     $   40,477
Gain on sale of assets, net                                (28,108)            --        (28,108)
(Equity) Deficit in income of non-consolidated REITs          (156)            --           (156)
Distributions from non-consolidated REITs                      491             --            491
Depreciation and amortization                                7,481             32          7,513
Straight line rent                                            (139)            --           (139)

                                                        ----------     ----------     ----------
Adjusted Funds From Operations                          $   19,562     $      516     $   20,078
                                                        ==========     ==========     ==========

Six Months Ended June 30, 2006
Net Income                                              $   53,047     $      569     $   53,616
Gain on sale of assets, net                                (28,108)            --        (28,108)
(Equity) Deficit in income of non-consolidated REITs          (431)            --           (431)
Distributions from non-consolidated REITs                      609             --            609
Depreciation and amortization                               14,581             65         14,646
Straight line rent                                              61             --             61

                                                        ----------     ----------     ----------
Adjusted Funds From Operations                          $   39,759     $      634     $   40,393
                                                        ==========     ==========     ==========

Three Months Ended September 30, 2006
Net Income                                              $   18,025     $     (195)    $   17,830
Gain on sale of assets, net                                 (6,361)            --         (6,361)
(Equity) Deficit in income of non-consolidated REITs          (481)            --           (481)
Distributions from non-consolidated REITs                      115             --            115
Depreciation and amortization                                8,732             28          8,760
Straight line rent                                            (590)            --           (590)
                                                        ----------     ----------     ----------

Adjusted Funds From Operations                          $   19,440     $     (167)    $   19,273
                                                        ==========     ==========     ==========

Nine Months Ended September 30, 2006
Net Income                                              $   71,072     $      374     $   71,446
Gain on sale of assets, net                                (34,469)            --        (34,469)
(Equity) Deficit in income of non-consolidated REITs          (912)            --           (912)
Distributions from non-consolidated REITs                      724             --            724
Depreciation and amortization                               23,313             93         23,406
Straight line rent                                            (529)            --           (529)
                                                        ----------     ----------     ----------

Adjusted Funds From Operations                          $   59,199     $      467     $   59,666
                                                        ==========     ==========     ==========

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

8.    Business Segments (continued)

The following table is a summary of other financial information by business segment:

                                                                   Investment
                                                                    Banking/
                                                   Real Estate     Investment
(in thousands)                                      Operations      Services         Total
                                                   -----------     -----------    -----------

Three Months Ended September 30, 2007:
     Revenue                                       $    29,498     $       758    $    30,256
     Interest income                                       634              16            650
     Interest expense                                    1,823              --          1,823
     Income (loss) from discontinued operations            (56)             --            (56)
     Capital expenditures                                4,059              88          4,147

Nine Months Ended September 30, 2007:
     Revenue                                       $    88,115     $     7,718    $    95,833
     Interest income                                     1,819              45          1,864
     Interest expense                                    6,120              --          6,120
     Income from discontinued operations                 1,216              --          1,216
     Capital expenditures                                9,195              88          9,283

Identifiable Assets as of September 30, 2007       $ 1,029,002     $     5,591    $ 1,034,593

Three Months Ended September 30, 2006:
     Revenue                                       $    24,972     $     1,073    $    26,045
     Interest income                                       722              13            735
     Interest expense                                      119              --            119
     Income from discontinued operations                 1,916              --          1,916
     Capital expenditures                                3,877              50          3,927

Nine Months Ended September 30, 2006:
     Revenue                                       $    68,562     $     7,023    $    75,585
     Interest income                                     2,045              35          2,080
     Interest expense                                    1,260              --          1,260
     Income from discontinued operations                 6,736              --          6,736
     Capital expenditures                                5,601             110          5,711

Identifiable Assets as of September 30, 2006       $   921,545     $     5,291    $   926,836

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

9.    Cash Dividends

The Company declared and paid dividends as follows (in thousands, except per share amounts):

                                              Dividends          Total
            Quarter Paid                      Per Share        Dividends
      ---------------------------             ---------        ---------

      First quarter of 2007                       $.31          $21,938
      Second quarter of 2007                      $.31          $21,937
      Third quarter of 2007                       $.31          $21,938

      First quarter of 2006                       $.31          $18,536
      Second quarter of 2006                      $.31          $18,536
      Third quarter of 2006                       $.31          $21,938


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

The Company's adoption of the provisions of FIN 48 effective January 1, 2007 did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption of FIN 48. Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future. The Company's effective tax rate was not affected by the adoption of FIN
48. The Company and one or more of its subsidiaries files income tax returns in the U.S federal jurisdiction and various state jurisdictions. The statute of limitations for the Company's income tax returns is generally three years and as such, the Company's returns that remain subject to examination would be primarily from 2004 and thereafter.

                        Franklin Street Properties Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

10.   Income Taxes (continued)

The income tax expense reflected in the consolidated statements of income relates only to the TRS. The expense differs from the amounts computed by applying the Federal statutory rate of 34% to income before income taxes as follows:

                                                                   For the
                                                              Nine Months Ended
                                                                September 30,
      (in thousands)                                          2007        2006
                                                            --------    --------

      Federal income tax expense at statutory rate          $    297    $    230
      Increase in taxes resulting from:
      State income taxes, net of federal impact                   55          43
                                                            --------    --------
                                                            $    352    $    273
                                                            ========    ========

No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the taxable REIT subsidiary.

11.   Subsequent Events

The Company declared a cash distribution of $0.31 per share on October 19, 2007 to stockholders of record on October 31, 2007 payable on November 20, 2007.

On October 19, 2007, the Company amended the Loan Agreement that evidences and secures its revolving line of credit facility. The Loan Agreement was amended to, among other things, increase the amount of borrowings available to the Company from $150,000,0000 to $250,000,000. In addition, the maturity date was extended from August 2008 to August 2011.

The Company repaid $8.6 million of borrowings from its amended revolving line of credit facility on October 22, 2007.

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

Trends and Uncertainties

Real Estate Operations

The portfolio was approximately 91% leased as of September 30, 2007. The increase in leasing came from several small leases and an approximately 79,000 square foot lease in one of the buildings in Houston. Two properties totaling approximately 263,000 square feet, one in the greater Seattle/Tacoma area, and the other in Silicon Valley, remain substantially vacant. Both properties were being physically repositioned in their respective markets, and those renovations were nearing completion at the end of the third quarter. We believe those properties can add meaningful rental income and value to the portfolio as they are leased.

While we cannot predict when existing vacancy will be leased or if existing tenants with expiring leases will renew their leases or what the terms and conditions of the lease renewals will be, we expect to renew or sign new leases at current market rates for markets in which the buildings are located, which in some cases may be below the expiring rental rates. In most of our markets, leasing conditions continued to improve in the third quarter, but we cannot predict whether the subprime mortgage loan problems and their spill over into the broader credit markets will have a negative impact on leasing conditions in the fourth quarter or on the financial strength of our existing tenants. Approximately 1.5% of our square footage was leased to mortgage companies in September, and we have taken the credit risk related to those companies into account in reviewing our reserve for bad debts.

Investment Banking/Investment Services

Unlike our real estate operations business, which provides a rental revenue stream which is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature. Equity raised for Sponsored REIT syndications in the third quarter of 2007 totaled $10.0 million. Business in this area, while always uncertain, was adversely affected in the third quarter of 2007 by the recent turmoil in the financial, credit and real estate markets. Investors that have historically participated in our private placement real estate offerings have expressed uncertainty about investing in this environment. Consequently, equity amounts raised by our investment executives in the third quarter have dropped significantly from approximately $109 million achieved in the first half of 2007. At this point, it is unclear when a more visible market environment will return for our investment banking business.

In January 2007, one of our Sponsored REITs purchased a property for investment syndication. Permanent equity capitalization of the property was structured as a private placement preferred stock offering totaling $221 million. This offering is the largest single-investment syndication in our history, and is ongoing as of the beginning of the fourth quarter of 2007. During September 2007, another Sponsored REIT commenced syndication on a property. Permanent equity capitalization of the property was structured as a private placement preferred stock offering totaling $65 million, which is also ongoing as of the beginning of the fourth quarter of 2007.

Despite these two large current syndications, our property acquisition executives are now grappling with greater uncertainty surrounding the valuation levels for prime commercial investment real estate. We believe that the current turmoil in the credit/mortgage markets, as well as perceptions about the future U.S. economy and interest rates, are producing a larger than normal divergence in the perception of value and future relative investment performance of commercial properties. While we generally believe that such an environment has the potential to produce some exceptional property acquisition opportunities, caution, perspective and disciplined underwriting standards can significantly impact the timing of any future acquisitions. Consequently, our ability to provide a regular stream of real estate investment product necessary to grow our overall investment banking/investment services business is uncertain. We also continue to rely solely on our in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time (i.e., invest in a Sponsored REIT). We continue to evaluate whether our in-house sales force is capable, either through our existing client base or through new clients, of raising sufficient investment capital in Sponsored REITs to achieve future performance objectives.

Results of Operations

Overview:

During 2006 we acquired the five 2006 Target REITs by merger, acquired three additional properties, sold six properties and reached an agreement to sell another property, which closed on January 31, 2007. During the first nine months of 2007 we completed the sale of the property held for sale at December 31, 2006, acquired one property and sold three properties. As a result of this activity, as of September 30, 2007, we operated 27 properties.

Mergers and Acquisitions:

On February 24, 2006 we acquired one commercial property in Texas, on April 30, 2006 we completed the acquisition by merger of the five 2006 Target REITs, on June 27, 2006 we acquired a commercial property in Georgia and on December 21, 2006 we acquired a commercial property in Broomfield, Colorado. On June 13, 2007 we acquired a commercial property in Baltimore Maryland. The results of operations for each of the acquired or merged properties are included in our operating results as of their respective purchase or merger dates. Increases in rental revenues and expenses for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 are primarily a result of the timing of these acquisitions and subsequent contribution of these acquired properties.

Sales of Real Estate:

The sales of real estate in 2006 included the following. On May 24, 2006 we sold an apartment building in Katy, Texas, and on May 31, 2006 we sold two commercial properties, one in Santa Clara, California and another in Fairfax, Virginia. On August 9, 2006 we sold a commercial property in Peabody, Massachusetts, on November 16, 2006 we sold a commercial property in Herndon, Virginia and on December 21, 2006 we sold a commercial property in North Andover, Massachusetts. As of December 31, 2006, we classified a property in Greenville, South Carolina as held-for-sale, which was sold on January 31, 2007. Also during 2007, we sold a commercial property in Alpharetta, Georgia on June 21, 2007, a commercial property in San Diego, California on June 27, 2007, and a commercial property in Westford, Massachusetts on July 16, 2007. The operating results of the ten properties sold in 2006 and 2007 were classified as discontinued operations in our financial statements for all periods presented.

Investment Banking:

The investment banking/investment services segment is primarily based on the gross proceeds from the sale of securities of the Sponsored REITs. During the three and nine months ended September 30, 2007 our investment banking/investment services segment had total gross proceeds of $10.0 million and $119.2 million, respectively; which was derived primarily from the syndication of FSP 303 East Wacker Drive Corp and FSP Grand Boulevard Corp. During the three and nine months ended September 30, 2006 our investment banking/investment services segment had total gross proceeds of $15.9 million and $100.2 million, respectively; which was derived from the syndication of FSP Phoenix Tower Corp. As a result, total gross proceeds during the three and nine months ended September 30, 2007 decreased $5.9 million and increased $19.1 million, respectively, compared to the same periods in 2006. The syndication of FSP 303 East Wacker Drive Corp. commenced in January 2007 and the syndication of FSP Grand Boulevard Corp. commenced in September 2007. The syndication of FSP Phoenix Tower Corp., which was in process during the three and nine months ended September 30, 2006 commenced in February 2006.

Our acquisition executives continue to work on other property investment opportunities. However, our investment banking business was negatively impacted by the turmoil in the financial, credit and real estate markets that began in the third quarter of 2007. Business growth in this area is challenged and uncertain at the beginning of the fourth quarter of 2007.

The following table compares our income statement for the three months ended September 30, 2007 and 2006:

      (in thousands)
                                                                       Three months ended September 30,
                                                                     ------------------------------------
                                                                       2007         2006       Change
                                                                       ----         ----       ------
      Revenue:
         Rental                                                      $ 27,431     $ 23,833     $ 3,598
         Related party revenue:
           Syndication fees                                               687          861        (174)
           Transaction fees                                               604        1,140        (536)
           Management fees and interest income from loans               1,497          209       1,288
         Other                                                             37            2          35
      ---------------------------------------------------------------------------------------------------
                Total revenue                                          30,256       26,045       4,211
      ---------------------------------------------------------------------------------------------------

      Expenses:
           Real estate operating expenses                               7,263        5,469       1,794
           Real estate taxes and insurance                              4,565        3,750         815
           Depreciation and amortization                                7,870        6,016       1,854
           Selling, general and administrative                          1,787        2,027        (240)
           Commissions                                                    406          458         (52)
           Interest                                                     1,823          119       1,704
      ---------------------------------------------------------------------------------------------------
                Total expenses                                         23,714       17,839       5,875
      ---------------------------------------------------------------------------------------------------

           Income before interest income, equity in earnings in
               non-consolidated REITs and taxes on income               6,542        8,206      (1,664)
           Interest income                                                650          735         (85)
           Equity in earnings (deficit) in non-consolidated REITs         147          481        (334)
      ---------------------------------------------------------------------------------------------------

           Income before taxes on income                                7,339        9,422      (2,083)
           Taxes on income                                               (261)        (131)       (130)
      ---------------------------------------------------------------------------------------------------

           Income from continuing operations                            7,600        9,553      (1,953)
           Income (loss) from discontinued operations                     (56)       1,916      (1,972)
      ---------------------------------------------------------------------------------------------------

           Income before gain on sale of properties                     7,544       11,469      (3,925)
           Gain on sale of assets                                       1,942        6,361      (4,419)
      ---------------------------------------------------------------------------------------------------
           Net income                                                $  9,486     $ 17,830     $(8,344)
      ===================================================================================================

Comparison of the three months ended September 30, 2007 to the three months ended September 30, 2006

      Revenues

      Total revenues increased by $4.2 million to $30.3 million for the quarter ended September 30, 2007, as compared to $26.1 million for the quarter ended September 30, 2006. The increase was primarily a result of:

      o An increase to rental revenue of approximately $3.6 million arising from the acquisition of the five 2006 Target REITs by merger on April 30, 2006, a property in Georgia in June 2006, a property in Colorado in December 2006 and a property in Maryland in June 2007. The increase was net of a $1.7 million decrease in lease termination payments received. During the three months ended September 30, 2007 we received no lease termination fee income compared to $1.7 million we received from one tenant in Illinois during the three months ended September 30, 2006.

      o An increase in loan interest income of approximately $1.3 million, which was principally a result of interest income from larger loan balances during the third quarter of 2007 as compared to 2006 for the mortgage loans on the properties in syndication. The impact of this increase was slightly greater as a result of higher interest rates charged for the third quarter of 2007 compared to 2006.

      These increases were partially offset by:

      o A $0.7 million decrease in syndication fees and transaction (loan commitment) fees, which was principally a result of the decrease in gross syndication proceeds in the quarter compared to the same period in 2006.

      Expenses

      Total expenses were $23.7 million for the three months ended September 30, 2007, an increase of $5.9 million compared to the three months ended September 30, 2006. The increase was primarily a result of:

      o The increase in real estate operating expenses and real estate taxes and insurance of approximately $2.6 million, and depreciation of $1.9 million, which were primarily a result of real estate acquisitions and mergers discussed above.

      o An increase in interest expense of approximately $1.7 million primarily resulting from a higher average loan balance outstanding during the three months ended September 30, 2007 compared to the three months ended September 30, 2006, and slightly higher interest rates in the 2007 period than the 2006 period.

      These increases were partially offset by:

      o Selling, general and administrative expenses, which decreased insignificantly by $0.2 million to $1.8 million for the three months ended September 30, 2007 compared to same period in 2006. We had 39 employees as of September 30, 2007 at our headquarters in Wakefield compared to 40 employees as of September 30, 2006.

      o A decrease in commission expense of $0.1 million, which was principally a result of the decrease in gross syndication proceeds in the quarter compared to the same period in 2006.

      Interest income

      Interest income decreased $0.1 million to $0.7 million during the three months ended September 30, 2007, which was primarily a result of a lower average balance of cash. This was offset by slightly higher interest rates earned on balances of cash, cash equivalents and other investments compared to the three months ended September 30, 2006. The lower average balances during the three months ended September 30, 2007 were primarily a result of a $60 million repayment on our line of credit made on July 5, 2007 and a $21.9 million distribution paid to our shareholders in August 2007; and were partially offset by asset sale proceeds received on July 16, 2007 from the sale of a property discussed above.

      Equity in earnings (deficit) of non-consolidated REITs

      Equity in earnings (deficit) from non-consolidated REITs decreased approximately $0.3 million to $0.1 million, which was principally a result of a lower amount attributed to us from the syndications in process during the third quarter of 2007, as compared to the third quarter of 2006.

      Taxes on income

      Taxes on income decreased $0.1 million in the third quarter of 2007 compared to the third quarter of 2006. The decrease was primarily due to lower taxable income from the investment banking and investment services business in the 2007 period compared to 2006. During the third quarter in each of 2007 and 2006 we had an effective tax rate of 40.3%. We expect an effective tax rate of approximately 40.3% for our taxable REIT subsidiary in the future.

      Income from continuing operations

      The resulting income from continuing operations for the third quarter of 2007 decreased $2.0 million to $7.6 million from $9.6 million in the third quarter of 2006 for the reasons discussed above.

      Discontinued operations and gain on sale of assets

      During 2006, we sold six properties and classified one property in Greenville, South Carolina as held for sale, which was sold on January 31, 2007. During 2007, we completed the sale of the property in Greenville, South Carolina and sold three additional properties. Accordingly, the ten properties sold are reported as discontinued operations on our financial statements for the relevant periods presented. There was a loss from discontinued operations of $0.1 million for the three months ended September 30, 2007 related to the property sold on July 16, 2007 that was vacant, as compared to income from discontinued operations of $1.9 million for the three months ended September 30, 2006 related to the ten properties sold.

      For the three months ended September 30, 2007 we reported $1.9 million as gain on sale of assets and for the three months ended September 30, 2006 we reported $6.4 million as gain on sale of assets.

      The Company will continue to evaluate its portfolio, and from time-to-time may decide to dispose of other properties.

      Net Income

      Net income for the three months ended September 30, 2007 decreased $8.3 million to $9.5 million compared to $17.8 million for the three months ended September 30, 2006, for the reasons discussed above.

The following table compares our income statement for the nine months ended September 30, 2007 and 2006:

(in thousands)
                                                                 Nine months ended September 30,
                                                               ----------------------------------
                                                                  2007        2006      Change
                                                                  ----        ----      ------
Revenue:
   Rental                                                      $ 76,037     $61,647    $ 14,390
   Related party revenue:
     Syndication fees                                             7,090       6,288         802
     Transaction fees                                             7,446       6,548         898
     Management fees and interest income from loans               5,176       1,078       4,098
   Other                                                             84          24          60
-------------------------------------------------------------------------------------------------
          Total revenue                                          95,833      75,585      20,248
-------------------------------------------------------------------------------------------------

Expenses:
     Real estate operating expenses                              19,340      13,372       5,968
     Real estate taxes and insurance                             12,892       8,949       3,943
     Depreciation and amortization                               22,041      15,213       6,828
     Selling, general and administrative                          5,675       5,785        (110)
     Commissions                                                  3,720       3,289         431
     Interest                                                     6,120       1,260       4,860
-------------------------------------------------------------------------------------------------
          Total expenses                                         69,788      47,868      21,920
-------------------------------------------------------------------------------------------------

     Income before interest income, equity in earnings in
        non-consolidated REITs and taxes on income               26,045      27,717      (1,672)
     Interest income                                              1,864       2,080        (216)
     Equity in earnings (deficit) in non-consolidated REITs        (611)        717      (1,328)
-------------------------------------------------------------------------------------------------

     Income before taxes on income                               27,298      30,514      (3,216)
     Taxes on income                                                352         273          79
-------------------------------------------------------------------------------------------------

     Income from continuing operations                           26,946      30,241      (3,295)
     Income from discontinued operations                          1,216       6,736      (5,520)
-------------------------------------------------------------------------------------------------

     Income before gain on sale of properties                    28,162      36,977      (8,815)
     Gain on sale of assets                                      23,532      34,469     (10,937)
-------------------------------------------------------------------------------------------------
     Net income                                                $ 51,694     $71,446    $(19,752)
=================================================================================================

Comparison of the nine months ended September 30, 2007 to the nine months ended September 30, 2006

      Revenues

         Total revenues increased by $20.2 million to $95.8 million for the nine months ended September 30, 2007, as compared to $75.6 million for the nine months ended September 30, 2006. The increase was primarily a result of:

      o An increase to rental revenue of approximately $14.4 million from real estate arising from the acquisitions of a property in Texas during February 2006, the five 2006 Target REITs by merger on April 30, 2006, a property in Georgia in June 2006, a property in Colorado in December 2006 and a property in Maryland in June 2007. The increase was net of a $6.5 million decrease in lease termination payments received. During the nine months ended September 30, 2007 we received lease termination fee income of $61,000 compared to approximately $6.5 million received from two tenants in Texas and one tenant in Illinois during the nine months ended September 30, 2006.

      o An increase in management fees and interest income from loans of approximately $4.1 million, which was principally a result of interest income from larger loan balances during the nine months of 2007 as compared to the same period in 2006 for the mortgage loans on the properties in syndication. The impact of this increase was slightly greater as a result of higher interest rates charged for the first nine months of 2007 compared to 2006.

      o A $1.7 million increase in syndication and transaction (loan commitment) fees, which was principally a result of the increase in gross syndication proceeds for the nine month period in 2007 compared to the same period in 2006.

      Expenses

         Total expenses were $69.8 million for the nine months ended September 30, 2007, or an increase of $21.9 million compared to the nine months ended September 30, 2006. The increase was primarily a result of:

      o The increase in real estate operating expenses, real estate taxes and insurance of $9.9 million, and depreciation of $6.8 million, which were primarily a result of the acquisitions and mergers in our real estate segment discussed above.

      o An increase in interest expense of $4.9 million resulting primarily from a higher average loan balance outstanding during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, and slightly higher interest rates in the 2007 period than the 2006 period.

      o An increase in commission expense of $0.4 million, which was principally a result of the increase in gross syndication proceeds for the nine month period in 2007 compared to the same period in 2006.

      These increases were partially offset by:

      o Selling, general and administrative expenses, which decreased insignificantly by $0.1 million for the nine months ended September 30, 2007 compared to same period in 2006. We had 39 employees as of September 30, 2007 at our headquarters in Wakefield compared to 40 employees as of September 30, 2006.

      Interest income

      Interest income decreased $0.2 million to $1.9 million during the nine months ended September 30, 2007, which was primarily a result of a lower average balance of cash, which was offset by slightly higher interest rates earned on balances of cash, cash equivalents and other investments compared to the nine months ended September 30, 2006. The lower average balances during the nine months ended September 30, 2007 were primarily a result of a decrease in cash and cash equivalents.

      Equity in earnings (deficit) of non-consolidated REITs

      Equity in earnings (deficit) from non-consolidated REITs decreased approximately $1.3 million to a deficit of $0.6 million for the nine months ended September 30, 2007, which was principally a result of a loss attributed to us from the syndications in process during 2007, as compared to income during the nine months ended September 30, 2006 of $0.7 million.

      Taxes on income

      Taxes on income increased $0.1 million for the nine months ended September 30, 2007 compared to the same period of 2006. The increase was primarily due to greater taxable income from the investment banking and investment services business in the 2007 period compared to 2006. During both periods in 2007 and 2006 we had an effective tax rate of 40.3%. We expect an effective tax rate of approximately 40.3% for our taxable REIT subsidiary in the future.

      Income from continuing operations

      The resulting income from continuing operations for the nine months ended September 30, 2007 decreased $3.3 million to $26.9 million compared the nine months ended September 30, 2006 for the reasons discussed above.

      Discontinued operations and gain on sale of assets

      During 2006, we sold six properties and classified one property in Greenville, South Carolina as held for sale, which was sold on January 31, 2007. During 2007, we completed the sale of the property in Greenville, South Carolina and sold three additional properties. Accordingly, the ten properties sold are reported as discontinued operations on our financial statements for the relevant periods presented. Income from discontinued operations was $1.2 million for the nine months ended September 30, 2007 and was $6.7 million for the nine months ended September 30, 2006.

      For the nine months ended September 30, 2007 we reported $23.5 million as gain on sale of assets and for the nine months ended September 30, 2006 we reported $34.5 million as gain on sale of assets, which are summarized below.

(dollars in thousands)                                                                          Net
                                           City/            Property        Date of            Sales
Property Address                           State              Type            Sale            Proceeds         Gain
----------------                           -----              ----            ----            --------         ----

2007

33 & 37 Villa Road                     Greenville, SC        Office       January 5, 2007     $  5,830        $    --
11680 Great Oaks Way                   Alpharetta, GA        Office         June 21, 2007       32,535          6,601
17030 Goldentop Road                   San Diego, CA         Office         June 27, 2007       36,199         14,741
10 Lyberty Way                         Westford, MA          Office         July 16, 2007       10,861          1,942
Settlement of escrows on
   prior property sales                                                                            248            248
                                                                                            -------------------------
Net Sales Proceeds and Gain
   on sales of real estate                                                                    $ 85,673        $23,532
                                                                                            =========================

2006

22400 Westheimer Parkway               Katy, TX             Apartment        May 24, 2006     $ 18,200        $ 2,371
4995 Patrick Henry Drive               Santa Clara, CA       Office          May 31, 2006        8,138          1,508
12902 Federal Systems Park Dr          Fairfax, VA           Office          May 31, 2006       61,412         24,229
One Technology Drive                   Peabody, MA           Office        August 9, 2006       15,989          6,361
                                                                                            -------------------------
Net Sales Proceeds and Gain
   on sales of real estate                                                                    $103,739        $34,469
                                                                                            =========================

      The Company will continue to evaluate its portfolio, and from time-to-time may decide to dispose of other properties.

      Net Income

      Net income for the nine months ended September 30, 2007 decreased $19.7 million to $51.7 million compared to $71.4 million for the nine months ended September 30, 2006, for the reasons discussed above.

Liquidity and Capital Resources

      Cash and cash equivalents were $53.4 million and $70.0 million at September 30, 2007 and December 31, 2006, respectively. This decrease of $16.6 million is attributable to $50.9 million provided by operating activities, less $101.4 million used for investing activities, plus $33.9 million provided by financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations, cash anticipated to be generated by fees and commissions from the sale of preferred stock in future Sponsored REITs and our line of credit will be sufficient to meet working capital requirements and anticipated capital expenditures and improvements for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly formed Sponsored REITs. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders primarily depends upon the level of rental income from our real properties and the level of interest on the part of investors in purchasing shares of Sponsored REITs.

         Operating Activities

         The cash provided by our operating activities of $50.9 million during the nine months ended September 30, 2007 is primarily attributable to net income of $51.7 million, less gains on sales of properties of $23.5 million, plus the add-back of $24.4 million of non-cash activity and $1.2 million of distributions from non-consolidated REITs. These increases in operating cash were partially offset by $2.9 million in payments made for deferred leasing commissions.

      Investing Activities

      Our cash used for investing activities of $101.4 million during the nine months ended September 30, 2007 is primarily attributable to our investment in assets held for syndication of $112.6 million, the purchase of a property in Baltimore for $62.8 million and additions to real estate investments and office equipment of approximately $16.8 million, which were partially offset by proceeds received on the sale of properties of $85.7 million and the redemption of a certificate of deposit of $5.1 million.

      Financing Activities

      Our cash provided by financing activities of $33.9 million during the nine months ended September 30, 2007 is primarily attributable to net proceeds from our line of credit of $104.5 million used to purchase assets held for syndication, which were partially offset by distributions to shareholders of $65.8 million and $4.8 million for the purchase of treasury shares.

      Line of Credit

      We have a revolving line of credit agreement (the "Loan Agreement") with a group of banks providing for borrowings at the Company's election of up to $150,000,000. Borrowings under the Loan Agreement bear interest at either the bank's prime rate (7.75% at September 30, 2007) or a rate equal to LIBOR plus 125 basis points (6.38% at September 30, 2007). The balance outstanding was $104,550,000 at September 30, 2007, and there was no balance outstanding at December 31, 2006. As of September 30, 2007, we were in compliance with all bank covenants required by the Loan Agreement.

      On October 19, 2007, we amended the Loan Agreement to, among other things, increase the amount of borrowings available to us from $150,000,000 to $250,000,000. In addition, the maturity date was extended by three years to August 11, 2011.

      Contingencies

      We are subject to various legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

      Assets Held for Syndication

      As of September 30, 2007 there were two assets held for syndication, consisting of the office property owned by FSP 303 East Wacker Drive Corp. and the office property owned by FSP Grand Boulevard Corp.; and as of December 31, 2006 there were no assets held for syndication.

      Assets Held for Sale

      During 2006 an agreement was reached to sell a commercial property in Greenville, South Carolina at a loss, which was sold on January 31, 2007. During 2007 we sold three properties at gains. Accordingly, as of December 31, 2006 the properties sold in 2007 are classified as held for sale on the balance sheet.

      Related Party Transactions

      During the nine months ended September 30, 2007, we completed the syndication of FSP 50 South Tenth Street Corp. and began the syndications of FSP 303 East Wacker Drive Corp. and FSP Grand Boulevard Corp. We did not enter into any other significant transactions with related parties during the nine months ended September 30, 2007. For a discussion of transactions between us and related parties during 2006, see Footnote No. 5 "Related Party Transactions" to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

      Other Considerations

      We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the nine months ended September 30, 2007, the rental income exceeded the expenses for each individual property, with the exception of a property located in Westford, Massachusetts, which was sold on July 16, 2007, a property located in Federal Way, Washington and a property located in San Jose, California. For the three months ended September 30, 2006 the rental income exceeded the expenses for each individual property, with the exception of the property located in Westford, Massachusetts.

      o The single tenant lease at the property located in Westford, Massachusetts, expired October 31, 2004. During 2007 we reached an agreement to sell this property, which closed on July 16, 2007 at a gain. The property had operating expenses of $54,000 and $35,000 for the three months ended September 30, 2007 and 2006, respectively and $188,000 and $170,000 for the nine months ended September 30, 2007 and 2006, respectively.

      o The single tenant lease at the property located in Federal Way, Washington, expired September 14, 2006. We have signed a lease with a tenant for approximately 8% of the space and that space generated rental income of $40,000 and $59,000 during the three months and nine months ended September 30, 2007. We expect that the property will not produce revenue to cover its expenses in the fourth quarter of 2007. The property had operating expenses of $173,000 and $463,000 for the three and nine months ended September 30, 2007.

      o The single tenant lease at the property located in San Jose, California, expired December 31, 2006. There is one tenant in the building occupying 19% of the rentable square feet of the property, from which we had rental income of $97,000 and $310,000 during the three and nine months ended September 30, 2007. The property had operating expenses of $114,000 and $353,000 for the three and nine months ended September 30, 2007. We are repositioning the property and as of the end of the quarter have not re-let the remaining space. As a result, we do not believe the property will produce revenue to cover its expenses in the fourth quarter of 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We were not a party to any derivative financial instruments at or during the nine months ended September 30, 2007.

We borrow from time-to-time on our line of credit. These borrowings bear interest at the bank's base rate (7.75% at September 30, 2007) or at LIBOR plus 125 basis points (6.38% at September 30, 2007), as elected by us when requesting funds. As of September 30, 2007, $104,550,000 was outstanding under the line of credit consisting of two borrowings at the LIBOR plus 125 basis point rate. We have used funds drawn on our line of credit for the purpose of making interim mortgage loans to Sponsored REITs and for interim financing of acquisitions. Generally interim mortgage loans bear interest at the same variable rate payable by us under our line of credit. We therefore believe that we have mitigated our interest rate risk with respect to our borrowings for interim mortgage loans. Historically we have satisfied obligations arising from interim financing of acquisitions through cash or sale of properties in our portfolio, so we believe that we can mitigate interest rate risk with respect to borrowings for interim financing of acquisitions as well.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2006, except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Trends and Uncertainties in Part I, "Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations") . In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by Franklin Street Properties Corp. during the quarter ended September 30, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

                      ISSUER PURCHASES OF EQUITY SECURITIES

-----------------------------------------------------------------------------------------------------------------------
                                  (a)                   (b)                   (c)                      (d)

                                                                        Total Number of         Maximum Number (or
                                                                       Shares (or Units)        Approximate Dollar
                                                                       Purchased as Part       Value) of Shares (or
                            Total Number of           Average             of Publicly         Units) that May Yet Be
                           Shares (or Units)         Price Paid         Announced Plans        Purchased Under the
                               Purchased             per Share            or Programs           Plans or Programs
Period                        (1) (2) (3)            (or Unit)            (1) (2) (3)              (1) (2) (3)
-----------------------------------------------------------------------------------------------------------------------
07/01/07-07/31/07                  0                    N/A                    0                   $21,008,101
-----------------------------------------------------------------------------------------------------------------------
08/01/07-08/31/07               285,600                $16.69               285,600                $16,240,465
-----------------------------------------------------------------------------------------------------------------------
09/01/07-09/30/07                  0                    N/A                    0                   $31,240,465
-----------------------------------------------------------------------------------------------------------------------
Total:                          285,600                 N/A                    0                   $31,240,465
-----------------------------------------------------------------------------------------------------------------------

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

(2) On October 28, 2005, FSP Corp. announced that the Board of Directors of FSP Corp. had authorized the repurchase of up to $35 million of the Company's common stock from time to time in the open market or in privately negotiated transactions. The stock repurchase authorization expires at the earlier of (i) November 1, 2007 or (ii) a determination by the Board of Directors of FSP Corp. to discontinue repurchases.

(3) On September 10, 2007, FSP Corp. announced that the Board of Directors of FSP Corp. had authorized certain modifications to the Company's October 28, 2005 common stock repurchase plan. More specifically, the Board of Directors of FSP Corp. authorized the repurchase of up to $50 million of the Company's common stock (inclusive of all repurchases made pursuant to the October 28, 2005 plan) from time to time in the open market or in privately negotiated transactions. The repurchase authorization expires at the earlier of (i) November 1, 2009 or
(ii) a determination by the Board of Directors of FSP Corp. to discontinue repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index attached hereto, which is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FRANKLIN STREET PROPERTIES CORP.


       Date                         Signature                            Title


Date:  October 30, 2007       /s/ George J. Carter             Chief Executive Officer and Director
                              ------------------------         (Principal Executive Officer)
                              George J. Carter


Date:  October 30, 2007       /s/ John G. Demeritt             Chief Financial Officer
                              ------------------------         (Principal Financial Officer)
                              John G. Demeritt

                                  EXHIBIT INDEX

2.1 Agreement and Plan of Merger dated as of March 15, 2006 by and among the Company, Blue Lagoon Acquisition Corp., Innsbrook Acquisition Corp., Willow Bend Acquisition Corp., 380 Interlocken Acquisition Corp., Eldridge Green Acquisition Corp., FSP Blue Lagoon Drive Corp., FSP Innsbrook Corp., FSP Willow Bend Office Center Corp., FSP 380 Interlocken Corp. and FSP Eldridge Green Corp. (1)

2.2 Agreement of Sale and Purchase dated May 19, 2006 by and between One Overton Park LLC and FSP One Overton Park LLC (2)

3.1   Articles of Incorporation (3)

3.2   Amended and Restated By-Laws (4)

10.1 Third Amended and Restated Loan Agreement dated October 19, 2007 by and among the Company, certain wholly-owned subsidiaries of the Company, RBS Citizens, National Association, Bank of America, N.A., Wachovia Bank, National Association and Chevy Chase Bank, F.S.B. (5)

31.1 Certification of the President and Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(5) Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 22, 2007 (File No. 001-32470) as filed on October 22, 2007 and incorporated herein by reference.