Form 10-K
period 2007-12-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2008-02-22
CIK 1031316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-32470

FRANKLIN STREET PROPERTIES CORP.
(Exact name of registrant as specified in its charter)

Maryland	04-3578653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Edgewater Place, Suite 200, Wakefield, Massachusetts	01880-6210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 557-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Stock, $.0001 par value per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒    No ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 15(d) of the Act.  Yes ☐    No ☒.

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer  ☒                       Accelerated filer  ☐

Non-accelerated filer ☐                           Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐   No ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2007 the aggregate market value was approximately $986,490,021.

There were 70,480,705 shares of Common Stock outstanding as of February 22, 2008.

Documents incorporated by reference: The registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s Annual Meeting of Stockholders to be held on May 16, 2008 (the “Proxy Statement”). The information required in response to Items 10 – 14 of Part III of this Form 10-K, other than that contained in Part I under the caption, “Directors and Executive Officers of FSP Corp.,” is hereby incorporated by reference to such proxy statement.

PART I

Item 1.	Business

History

Our company, Franklin Street Properties Corp., which we refer to as FSP Corp. or the Company, is a Maryland corporation that operates in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes.  FSP Corp. is the successor to Franklin Street Partners Limited Partnership, or the FSP Partnership, which was originally formed as a Massachusetts general partnership in January 1997 as the successor to a Massachusetts general partnership that was formed in 1981. On January 1, 2002, the FSP Partnership converted into FSP Corp., which we refer to as the conversion.  As a result of this conversion, the FSP Partnership ceased to exist and we succeeded to the business of the FSP Partnership.  In the conversion, each unit of both general and limited partnership interests in the FSP Partnership was converted into one share of our common stock. As a result of the conversion, we hold, directly and indirectly, 100% of the interest in three former subsidiaries of the FSP Partnership:  FSP Investments LLC, FSP Property Management LLC, and FSP Holdings LLC.  We operate some of our business through these subsidiaries.

On April 30, 2005, we acquired four real estate investment trusts by merger, which we refer to as the 2005 Target REITs.  In these mergers we issued 10,894,994 shares of common stock to holders of preferred stock in the 2005 Target REITs. As a result of these mergers, we acquired all of the assets previously held by the 2005 Target REITs.

On June 2, 2005, we began trading our common stock on the American Stock Exchange under the symbol “FSP”.

On April 30, 2006, we acquired five real estate investment trusts by merger, which we refer to as the 2006 Target REITs.  In these mergers we issued 10,971,697 shares of common stock to holders of preferred stock in the 2006 Target REITs. As a result of these mergers, we acquired all of the assets previously held by the 2006 Target REITs.

Our Business

We operate in two business segments and have two principal sources of revenue:

•
Real estate operations, including rental income from real estate leasing, interest income from secured loans made for interim acquisition or other purposes and fee income from asset/property management.

•
Investment banking/investment services, which generate brokerage commissions, loan origination fees, development services and other fees related to the organization of single-purpose entities that own real estate and the private placement of equity in those entities.  We refer to these entities which are organized as corporations and operated in a manner intended to qualify as real estate investment trusts, as Sponsored REITs.  Previously these entities were called Sponsored Entities and were organized as partnerships.

From time-to-time we may acquire real estate or invest in real estate by purchasing shares of preferred stock offered in the syndications of our Sponsored REITs.  We may also pursue on a selective basis the sale of our properties to take advantage of the value creation and demand for our properties, or for geographic or property specific reasons.

See Note 3 to our consolidated financial statements for additional information regarding our business segments.

Real Estate

We own and operate a portfolio of real estate consisting of 26 properties as of December 31, 2007, which includes 25 office buildings and one industrial use property.  We derive rental revenue from income paid to us by tenants of these properties.  From time-to-time we dispose of properties generating gains or losses in an ongoing effort to improve and upgrade our portfolio.  See Item 2 of this Annual Report on Form 10-K for more information about our properties.   We also hold investments in three Sponsored REITs as of December 31, 2007, from which we received dividends.

FSP Corp. typically makes a loan to each Sponsored REIT which is secured by a mortgage on the borrower’s real estate.  The loans produce revenue in the form of interest and loan origination fees payable to FSP Corp.  These loans typically are repaid out of the proceeds of the borrower’s equity offering.  In December 2007, a Sponsored REIT obtained a revolving line of credit facility from us, which has not been drawn on but is available for the purpose of funding capital expenditures and other costs of leasing.  We anticipate that any advances made under this facility will be repaid at its maturity on November 30, 2010 or earlier from long-term financing of the property, cash flows from the property or a capital event.

We also provide asset management, property management, property accounting, and/or development services to our portfolio and certain of our Sponsored REITs through our subsidiary FSP Property Management LLC.  FSP Corp. recognizes revenue for its receipt of fee income from Sponsored REITs that have not been consolidated or acquired by us.  FSP Property Management LLC does not receive any rental income.

Investment Banking/Investment Services

Through our subsidiary FSP Investments LLC, which acts as a real estate investment banking firm and broker/dealer, we organize Sponsored REITs, and sell equity in them through private placements exempt from registration under the Securities Act of 1933.  These single-purpose entities each typically acquire a single real estate asset.  FSP Investments raises capital required to equitize these entities through best efforts offerings to “accredited investors” within the meaning of Regulation D of the Securities Act.  We retain 100% of the common stock interest in the Sponsored REIT, though there is virtually no economic benefit or risk related to the common stock subsequent to the completion of the syndication.  Since 1997, FSP Investments has sponsored the syndication of 47 entities, 13 of which were Sponsored Entities, and 34 of which were Sponsored REITs.

FSP Investments derives revenue from syndication and other transaction fees received in connection with the sale of preferred stock in the Sponsored REITs and from fees paid by the Sponsored REITs for its services in identifying, inspecting and negotiating to purchase real properties on their behalf.  FSP Investments is a registered broker/dealer with the Securities and Exchange Commission and is a member of the Financial Industry Regulatory Authority, or FINRA.  We have made an election to treat FSP Investments as a “taxable REIT subsidiary” for federal income tax purposes.

Investment Objectives

Our investment objectives are to increase the cash available for distribution in the form of dividends to our stockholders and to create shareholder value by increasing revenue from rental, dividend and interest income, net gains from sales of properties and investment banking services. We expect that, through FSP Investments, we will continue to organize and cause the offering of Sponsored REITs in the future and that we will continue to derive investment banking/investment services income from such activities, as well as real estate revenue from loan origination fees, interest income and fees from asset management, property management and development. We may also acquire additional real properties by direct cash purchase or by acquisition of Sponsored REITs, though we have no obligation to acquire or offer to acquire any Sponsored REIT in the future.  In addition, we may invest in real estate by purchasing shares of preferred stock offered in the syndications of our Sponsored REITs.

From time to time, as market conditions warrant, we may sell properties owned by us.  In 2007 we sold five properties.  In 2006 we sold six properties and reached an agreement to sell another property.  In 2005 we sold six properties and reached an agreement to sell another property.  When we sell a property, we either distribute some or all of the sale proceeds to our stockholders as a distribution or retain some or all of such proceeds for investment in real properties or other corporate activities.

We may acquire, and have acquired, real properties in any geographic area of the United States and of any property type.  We own 26 properties that are located in 13 different states.  Of the 26 properties, 25 are office buildings and one is an industrial property.  See Item 2 of this Annual Report on Form 10-K for more information about our properties.

We rely on the following principles in selecting real properties for acquisition by a Sponsored REIT or FSP Corp. and managing them after acquisition:

•	we seek to buy or develop investment properties at a price which produces value for investors and avoid overpaying for real estate merely to outbid competitors;
•
we seek to buy or develop properties in excellent locations with substantial infrastructure in place around them and avoid investing in locations where the future construction of such infrastructure is speculative;

•
we seek to buy or develop properties that are well-constructed and designed to appeal to a broad base of users and avoid properties where quality has been sacrificed to cost savings in construction or which appeal only to a narrow group of users;

•	we aggressively manage, maintain and upgrade our properties and refuse to neglect or undercapitalize management, maintenance and capital improvement programs; and
•
we believe that we have the ability to hold properties through down cycles because we generally do not have significant leverage on the Company, which could place them at risk of foreclosure.  As of February 22, 2008, none of our 26 properties was subject to mortgage debt, although four Sponsored REITs organized by us have incurred mortgage debt.

Line of Credit

We currently have an unsecured revolving line of credit with a group of banks that provides for borrowings of up to $250,000,000.  On October 19, 2007, we amended the loan agreement that evidences and secures our revolving line of credit to, among other things, increase the amount of borrowings available for use from $150,000,000 to $250,000,000 and to extend the maturity date from August 2008 to August 2011.  We have drawn on this line of credit, and intend to draw on this line of credit in the future for a variety of corporate purposes, including the funding of interim mortgage loans to Sponsored REITs and the acquisition of properties that we acquire directly for our portfolio. We typically cause mortgage loans to Sponsored REITs to be secured by a first mortgage against the real property owned by the Sponsored REIT. We make these loans to enable a Sponsored REIT to acquire real property prior to the consummation of the offering of its equity interests, and the loan is repaid out of the offering proceeds. We also may make secured loans to Sponsored REITs for the purpose of funding capital expenditures and other costs which would be repaid from long-term financing of the property, cash flows from the property or a capital event.

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

Employees

We had 37 full-time and 1 part-time employees as of February 22, 2008.

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

Item 1A      Risk Factors.

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time-to-time.

Debt market conditions could have a material adverse impact on our earnings and financial condition.

Because interest rate levels and the availability of financing may affect real estate values, occupancy levels, property income and the propensity and the ability of investors to invest in Sponsored REITs, debt market conditions could have a material adverse impact on our earnings and financial condition. The debt market is currently experiencing unprecedented disruptions, including reduced liquidity and increased credit risk premiums for certain market participants.  These conditions, which increase the cost and reduce the availability of debt, may continue or worsen in the future.  At this time we cannot predict the extent or duration of any negative impact that the current debt market conditions will have on our earnings and financial condition.

If we are not able to collect sufficient rents from each of our owned real properties or interest on secured loans we fund, we may suffer significant operating losses or a reduction in cash available for future dividends.

A substantial portion of our revenue is generated by the rental income of our real properties. If our properties do not provide us with a steady rental income or we do not collect interest income from loans we fund, our revenues will decrease, which may cause us to incur operating losses in the future.

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

We typically draw on our line of credit to make an interim mortgage loan to a Sponsored REIT, so that the Sponsored REIT can acquire real property prior to the consummation of the offering of such Sponsored REIT’s equity interests. Once the offering has been completed, the Sponsored REIT typically repays the loan out of the offering proceeds.  We also may use the line of credit to purchase properties directly for our real estate portfolio or to make loans to Sponsored REITs or for other corporate purposes. A default under our line of credit could result in difficulty financing growth in both the investment banking/investment services and real estate segments of our business. It could also result in a reduction in the cash available for distribution to our stockholders because revenue for our investment banking/investment services segment is directly related to the amount of equity raised by Sponsored REITs which we syndicate. In addition, a significant part of our growth strategy is to acquire additional real properties by cash purchase or by acquisition of Sponsored REITs, and the inability to utilize the line of credit would make it substantially more difficult to pursue acquisitions by either method. To the extent we have a balance outstanding on the line of credit on the date of its default, we would have to satisfy our obligation through other means. If we are required to use cash for this purpose, we would have less cash available for distribution to our stockholders.

An increase in interest rates would increase our interest costs on any variable rate advances under our line of credit and could adversely impact our ability to refinance our line of credit or sell assets.

As of December 31, 2007, we had approximately $84.8 million of indebtedness that bears interest at a variable rate under our line of credit, and we may incur more of such indebtedness in the future.  Accordingly, if interest rates increase, so will the cost of any variable rate advances under our line of credit, which could adversely affect our cash flow and decrease the amount of cash available for distribution to our stockholders.  In addition, rising interest rates could limit our ability to refinance our line of credit when it matures in 2011.  Rising interest rates could also decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

In response to this interest rate risk, in the future we may enter into interest rate swap agreements and other interest rate hedging contracts, including interest rate caps and floors.  While these agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to certain risks, including the risk that the other parties to the agreements would not perform, the risk that the agreements would be unenforceable and the risk that the underlying transactions would fail to qualify as highly-effective cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended”.

We face risks in continuing to attract investors for Sponsored REITs.

Our investment banking/investment services business continues to depend upon its ability to attract purchasers of equity interests in Sponsored REITs.  Our success in this area will depend on the propensity and ability of investors who have previously invested in Sponsored REITs to continue to invest in future Sponsored REITs and on our ability to expand the investor pool for the Sponsored REITs by identifying new potential investors. Moreover, our investment banking/investment services business may be affected to the extent existing Sponsored REITs incur losses or have operating results that fail to meet investors’ expectations.

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

If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. In addition, at any time, a tenant of one of our properties may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders.

The real properties held by us may significantly decrease in value.

As of February 22, 2008, we owned 26 properties.  Some or all of these properties may decline in value. To the extent our real properties decline in value, our stockholders could lose some or all of the value of their investments. The value of our common stock may be adversely affected if the real properties held by us decline in value since these real properties represent the majority of the tangible assets held by us.  Moreover, if we are forced to sell or lease the real property held by us below its initial purchase price or its carrying costs or if we are forced to lease real property at below market rates because of the condition of the property, our results of operations would be adversely affected and such negative results of operations may result in lower dividends being paid to holders of our common stock.

New acquisitions may fail to perform as expected.

We may acquire new properties, whether by direct FSP Corp. purchase with cash or our line of credit, by acquisition of Sponsored REITs or other entities by cash or through the issuance of shares of our stock or by investment in a Sponsored REIT.  We acquired the four 2005 Target REITs and the properties they owned on April 30, 2005, a property in Colorado in February 2005, another property in Indiana in July 2005 and another property in Texas in February 2006. We also acquired the five 2006 Target REITs and the properties they owned on April 30, 2006, a property in Georgia in June 2006 and a property in Colorado in December 2006.  We acquired a property in Maryland in June 2007.  Newly acquired properties may fail to perform as expected, in which case, our results of operations could be adversely affected.

We face risks in owning, developing and operating real property.

An investment in us is subject to the risks incident to the ownership, development and operation of real estate-related assets. These risks include the fact that real estate investments are generally illiquid, which may affect our ability to vary our portfolio in response to changes in economic and other conditions, as well as the risks normally associated with:

•	changes in general and local economic conditions;
•	the supply or demand for particular types of properties in particular markets;
•	changes in market rental rates;
•	the impact of environmental protection laws;
•	changes in tax, real estate and zoning laws; and
•	the impact of obligations and restrictions contained in title-related documents.

Certain significant costs, such as real estate taxes, utilities, insurance and maintenance costs, generally are not reduced even when a property’s rental income is reduced. In addition, environmental and tax laws, interest rate levels, the availability of financing and other factors may affect real estate values and property income. Furthermore, the supply of commercial space fluctuates with market conditions.

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

The properties in our portfolio as of December 31, 2007, by aggregate square footage, are distributed geographically as follows: Southwest – 27%, Northeast – 17%, Midwest – 19%, West – 22% and Southeast – 15%. However, within certain of those regions, we hold a larger concentration of our properties in Dallas, Texas – 19%, Greater Denver, Colorado – 14%, Atlanta, Georgia – 8% and Houston, Texas – 8%.  We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions.

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

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws may impose liability without regard to whether the owner or operator knew of, or caused, the release of such hazardous substances. The presence of hazardous substances on a property may adversely affect the owner’s ability to sell such property or to borrow using such property as collateral, and it may cause the owner of the property to incur substantial remediation costs. In addition to claims for cleanup costs, the presence of hazardous substances on a property could result in the owner incurring substantial liabilities as a result of a claim by a private party for personal injury or a claim by an adjacent property owner for property damage.

In addition, we cannot assure you that:

•	future laws, ordinances or regulations will not impose any material environmental liability;
•
the current environmental conditions of our properties will not be affected by the condition of properties in the vicinity of such properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us;

•	tenants will not violate their leases by introducing hazardous or toxic substances into our properties that could expose us to liability under federal or state environmental laws; or
•	environmental conditions, such as the growth of bacteria and toxic mold in heating and ventilation systems or on walls, will not occur at our properties and pose a threat to human health.

We are subject to compliance with the Americans With Disabilities Act and fire and safety regulations, any of which could require us to make significant capital expenditures.

All of our properties are required to comply with the Americans With Disabilities Act (ADA), and the regulations, rules and orders that may be issued thereunder.  The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to persons with disabilities. Compliance with ADA requirements might require, among other things, removal of access barriers and noncompliance could result in the imposition of fines by the U.S. government or an award of damages to private litigants.

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

We face risks associated with our Tenants being designated “Prohibited Persons” by the Office of Foreign Assets Control.

Pursuant to Executive Order 13224 and other laws, the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) maintains a list of persons designated as terrorists or who are otherwise blocked or banned (“Prohibited Persons”).  OFAC regulations and other laws prohibit conducting business or engaging in transactions with Prohibited Persons (the “OFAC Requirements”).  Our current leases and certain other agreements require the other party to comply with the OFAC Requirements.  If a tenant or other party with whom we contract is placed on the OFAC list we may be required by the OFAC Requirements to terminate the lease or other agreement.  Any such termination could result in a loss of revenue or a damage claim by the other party that the termination was wrongful.

Actual or threatened terrorist attacks may adversely affect our ability to generate revenues and the value of our properties.

We have significant investments in markets that may be the targets of actual or threatened terrorism attacks in the future.  As a result, some tenants in these markets may choose to relocate their businesses to other markets or to lower-profile office buildings within these markets that may be perceived to be less likely targets of future terrorist activity.  This could result in an overall decrease in the demand for office space in these markets generally or in our properties in particular, which could increase vacancies in our properties or necessitate that we lease our properties on less favorable terms or both.  In addition, future terrorist attacks in these markets could directly or indirectly damage our properties, both physically and financially, or cause losses that materially exceed our insurance coverage. As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially. See also “—We may lose capital investment or anticipated profits if an uninsured event occurs.”

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

The properties which we acquired in mergers were acquired subject to liabilities and without any recourse with respect to liabilities, whether known or unknown.  As a result, if liabilities were asserted against us based upon any of these properties, we might have to pay substantial sums to settle them, which could adversely affect our results of operations and financial condition and our cash flow and ability to make distributions to our stockholders.  Unknown liabilities with respect to properties acquired might include:

•	liabilities for clean-up or remediation of environmental conditions;
•	claims of tenants, vendors or other persons dealing with the former owners of the properties; and
•	liabilities incurred in the ordinary course of business.

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

Staggered Board.  Our board of directors is divided into three classes.  The terms of these classes will expire in 2008, 2009 and 2010, respectively.  Directors of each class are elected for a three-year term upon the expiration of the initial term of each class. The staggered terms for directors may affect our stockholders’ ability to effect a change in control even if a change in control were in the stockholders’ best interests.

Preferred Stock. Our Articles of Incorporation authorize our board of directors to issue up to 20,000,000 shares of preferred stock, par value $.0001 per share, and to establish the preferences and rights of any such shares issued. The issuance of preferred stock could have the effect of delaying or preventing a change in control even if a change in control were in our stockholders’ best interest.

Increase of Authorized Stock.  Our board of directors, without any vote or consent of the stockholders, may increase the number of authorized shares of any class or series of stock or the aggregate number of authorized shares we have authority to issue. The ability to increase the number of authorized shares and issue such shares could have the effect of delaying or preventing a change in control even if a change in control were in our stockholders’ best interest.

Amendment of Bylaws.   Our board of directors has the sole power to amend our Bylaws. This power could have the effect of delaying or preventing a change in control even if a change in control were in our stockholders’ best interests.

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

Supermajority Votes Required.  Our Articles of Incorporation require the affirmative vote of the holders of no less than 80% of the shares of capital stock outstanding and entitled to vote in order (i) to amend the provisions of our Articles of Incorporation relating to the classification of directors, removal of directors, limitation of liability of officers and directors or indemnification of officers and directors or (ii) to amend our Articles of Incorporation to impose cumulative voting in the election of directors. These provisions could have the effect of delaying or preventing a change in control even if a change in control were in our stockholders’ best interest.

Item 1B.           Unresolved Staff Comments.

None.

Item 2.	Properties

Set forth below is information regarding our properties as of December 31, 2007:

Property Location	Date of Purchase or Merged Entity Date of Purchase	Approx. Square Feet	Percent Leased as of 12/31/07	Approx. Number of Tenants	[1]Major Tenants

Office
1515 Mockingbird Lane	7/1/97	109,550	91%	81	Primary PhysicianCare
Charlotte, NC 28209

678-686 Hillview Drive	3/9/99	36,288	100%	1	Headway Technologies, Inc.
Milpitas, CA 95035

600 Forest Point Circle	7/8/99	62,212	87%	2	American Nat’l Red Cross
Charlotte, NC 28273					Cellco Partnership d/b/a
					Verizon Wireless

18000 W. Nine Mile Rd.	9/30/99	215,306	91%	7	Int’l Business Machines Corp.
Southfield, MI 48075

4820 & 4920 Centennial Blvd.	9/28/00	110,730	94%	3	Comcast of Colorado,
Colorado Springs, CO 80919					Dalsa Colorado Springs,
					Walter Kiddie Portable Equip
					AMI Semiconductor, Inc.

14151 Park Meadow Drive	3/15/01	134,850	100%	2	CACI, Inc.-Federal
Chantilly, VA 20151

1370 & 1390 Timberlake	5/24/01	232,766	100%	5	RGA Reinsurance Company
Manor Parkway,					AMDOCS, Inc.
Chesterfield, MO 63017

501 & 505 South 336th Street	9/14/01	117,010	12%	2	See Footnote[2]
Federal Way, WA 98003

50 Northwest Point Rd.	12/5/01	176,848	100%	1	Citicorp Credit Services
Elk Grove Village, IL 60005

1350 Timberlake Manor	3/4/02	116,312	97%	7	RGA Reinsurance Company
Parkway					Metropolitan Life Ins. Company
Chesterfield, MO 63017					Wachovia Securities, LLC
					Ab Mauri Food dba Fleischmanns

1 Major tenants are tenants who occupy 10% or more of the space in an individual property.
2 No Tenant occupies more than 10% of the space.

Property Location	Date of Purchase or Merged Entity Date of Purchase	Approx. Square Feet	Percent Leased as of 12/31/07	Approx. Number of Tenants	[1]Major Tenants

16285 Park Ten Place	6/27/02	155,715	78%	9	Technip USA, Inc.
Houston, TX 77084					TMI, Inc. a/k/a Trendmaker Homes

2730 - 2760 Junction Avenue	8/27/02	145,951	81%	2	Techwell, Inc.
408-410 East Plumeria					County of Santa Clara
San Jose, CA 95134

15601 Dallas Parkway	09/30/02	293,787	100%	10	The Staubach Company
Addison, TX 75001					Behringer Harvard Holdings, LLC
					Credit Solutions of America, Inc.
					Noble Royalties, Inc.

1500 & 1600 Greenville Ave.	3/3/03	298,766	100%	5	Tektronix Texas, LLC
Richardson, TX 75080					Argo Data Resource Corporation.

6500 & 6560 Greenwood Plaza	2/24/05	199,077	100%	1	New Era of Networks Inc. (Sybase).
Englewood, CO 80111

3815-3925 River Crossing Pkwy	7/6/05	205,059	96%	18	Crowe Chizek & Company, LLP
Indianapolis, IN 46240					Somerset Financial Services, LLC
					The College Network, Inc.

5055 & 5057 Keller Springs Rd.	2/24/06	218,934	97%	21	THC Liberty, Ltd.
Addison, TX 75001

2740 North Dallas Parkway	12/15/00	116,622	81%	5	Quadrem US, Inc.
Plano, TX 75093					Bluegreen Vacations Unlimited
					Activant, Masergy Comm.
					Massergy Communications, Inc.

5505 Blue Lagoon Drive	11/6/03	212,619	100%	1	Burger King Corp.
Miami, FL 33126

5620, 5640 Cox Road	7/16/03	297,789	100%	1	[3]Capital One Services, Inc.
Glen Allen, VA 23060

1293 Eldridge Parkway	1/16/04	248,399	100%	1	CITGO Petroleum
Houston, TX 77077

3 Capital One sublets all of the space to LandAmerica Financial Group.  LandAmerica Financial Group entered into a direct lease with us which commences at the expiration of the Capital One lease on October 31, 2016.

Property Location	Date of Purchase or Merged Entity Date of Purchase	Approx. Square Feet	Percent Leased as of 12/31/07	Approx. Number of Tenants	Major Tenants

380 Interlocken Crescent	8/15/03	240,184	91%	13	Cooley Godward LLP
Broomfield, CO 80021					Montgomery Watson Americas
					VMWare, Inc.

3625 Cumberland Boulevard	6/22/06	387,267	89%	30	Corporate Holdings, LLC
Atlanta, GA 30339					Century Business Services

390 Interlocken Crescent	12/21/06	241,516	100%	15	Vail Corp.
Broomfield, CO 80021					Leopard Communications, Inc.
					MSI fka Management Specialists

120 E. Baltimore St.	06/13/07	325,978	94%	22	Ober, Kaler Grimes & Shriver
Baltimore, MD					State Retirement of Maryland
					SunTrust Bank

Sub Total Office		4,899,535

Industrial
8730 Bollman Place	12/14/99	98,745	100%	1	Maines Paper and
Savage (Jessup), MD 20794					Foodservice, Inc.

Sub Total Industrial		98,745

Grand Total		4,998,280

All of the properties listed above are owned, directly or indirectly, by us.  None of our properties are subject to any mortgage loans.  We have no material undeveloped or unimproved properties, or proposed programs for material renovation, improvement or development of any of our properties.  We believe that our properties are adequately covered by insurance as of December 31, 2007.

Item 3.	Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, cash flows or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Directors and Executive Officers of FSP Corp.

The following table sets forth the names, ages and positions of all our directors and executive officers as of February 22, 2008.

Name	Age	Position

George J. Carter (5)	59	President, Chief Executive Officer and Director
Barbara J. Fournier (4)	52	Vice President, Chief Operating Officer, Treasurer, Secretary and Director
Barry Silverstein (1) (2) (4)	74	Director
Dennis J. McGillicuddy (1) (2) (3)	66	Director
Georgia Murray (1) (2) (5) (7)	57	Director
John N. Burke (1) (2) (4) (6)	46	Director
John G. Demeritt	47	Chief Financial Officer
William W. Gribbell	48	Executive Vice President
R. Scott MacPhee	50	Executive Vice President
Janet Prier Notopoulos (3)	60	Vice President and Director
Scott H. Carter	36	General Counsel and Assistant Secretary

(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Class I Director
(4) Class II Director
(5) Class III Director
(6) Chair of the Audit Committee
(7) Chair of the Compensation Committee

George J. Carter, age 59, is President, Chief Executive Officer and has been a Director of FSP Corp. since 2002. Mr. Carter is responsible for all aspects of the business of FSP Corp. and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments.  Prior to the conversion, he was President of the general partner of the FSP Partnership (the “General Partner”) and was responsible for all aspects of the business of the FSP Partnership and its affiliates.  From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”).  Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts.  From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing of First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts.  Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co.  Mr. Carter is a graduate of the University of Miami (B.S.).  Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license.

Barbara J. Fournier, age 52, is the Vice President, Chief Operating Officer, Treasurer, Secretary and has been a Director of FSP Corp. since 2002.   Ms. Fournier has as her primary responsibility, together with Mr. Carter, the management of all operating business affairs of FSP Corp. and its affiliates.  Ms. Fournier was the Principal Financial Officer until March 2005.  Prior to the conversion, Ms. Fournier was the Vice President, Chief Operating Officer, Treasurer and Secretary of the General Partner.  From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial.  Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group.  From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities; including Office Manager, Securities Operations and Partnership Administration.  Ms. Fournier attended Northeastern University and the New York Institute of Finance.  Ms. Fournier is a FINRA General Securities Principal (Series 24).  She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license.

Barry Silverstein, age 74, has been a Director of the Company since May 2002.  Mr. Silverstein took his law degree from Yale University in 1957 and subsequently held positions as attorney/officer/director of various privately-held manufacturing companies in Chicago, Illinois.  In 1964, he moved to Florida to manage his own portfolio and to teach at the University of Florida Law School.  In 1968, Mr. Silverstein became the principal founder and shareholder in Coaxial Communications, a cable television company.  In 1998 and 1999, Coaxial sold its cable systems.   Since January 2001, Mr. Silverstein has been a private investor.

Dennis J. McGillicuddy, age 66, has been a Director of the Company since May 2002.  Mr. McGillicuddy graduated from the University of Florida with a B.A. degree and from the University of Florida Law School with a J.D. degree.  In 1968, Mr. McGillicuddy joined Barry Silverstein in founding Coaxial Communications, a cable television company.  In 1998 and 1999, Coaxial sold its cable systems.  Mr. McGillicuddy has served on the boards of various charitable organizations.  He is currently president of the Board of Trustees of Florida Studio Theater, a professional non-profit theater organization, and he serves as a Co-Chair, together with his wife, of Embracing Our Differences, an annual month long art exhibit that promotes the values of diversity and inclusion.  Also, Mr. McGillicuddy is an officer and board member of The Florida Winefest and Auction Inc., a Sarasota-based charity, which provides funding for programs of local charities that deal with disadvantaged children and their families.

Georgia Murray, age 57, has been a Director of the Company since April 2005 and Chair of the Compensation Committee since October 2006.  Ms. Murray is retired from Lend Lease Real Estate Investments, Inc., where she served as a Principal from November 1999 until May 2000. From 1987 through October 1999, Ms. Murray served as Senior Vice President and Director of The Boston Financial Group, Inc.  Boston Financial was an affiliate of the Boston Financial Group, Inc.  She is a past Trustee of the Urban Land Institute and a past President of the Multifamily Housing Institute.  She previously served on the Board of Directors of the Capital Crossing Bank, Boston, Massachusetts and currently serves on the Board of Directors of Capital Crossing Preferred Corporation, Boston, Massachusetts.  She serves on the boards of numerous non-profit entities.  Ms. Murray is a graduate of Newton College.

John N. Burke, age 46, has been a Director of the Company and Chair of the Audit Committee since June 2004.  Prior to staring his own consulting firm in 2003, he was an Assurance Partner in the Boston office of BDO Seidman, LLP, an international accounting and consulting firm.  Mr. Burke served several private and publicly traded real estate clients at BDO Seidman, LLP and assisted companies with initial public offerings, private equity and debt financings and merger and acquisition transactions.  Mr. Burke’s consulting experience includes SEC reporting matters, compliance with Sarbanes-Oxley, tax and business planning and evaluation of internal controls and management information systems.  Mr. Burke is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.   Mr. Burke holds a Master’s of Science in Taxation and studied undergraduate accounting and finance at Bentley College.

John G. Demeritt, age 47, has been the Chief Financial Officer since March 2005 and previously was Senior Vice President, Finance and Principal Accounting Officer of FSP Corp.  Prior to joining the Company in September 2004, Mr. Demeritt was a Manager with Vitale Caturano & Company, Ltd., an independent accounting firm where he focused on Sarbanes Oxley compliance.  Previously, from March 2002 to March 2004 he provided consulting services to public and private companies where he focused on SEC filings, evaluation of business processes and acquisition integration.  During 2001 and 2002 he was Vice President of Financial Planning & Analysis at Cabot Industrial Trust, a publicly traded real estate investment trust, which was acquired by CalWest in December 2001.  From October 1995 to December 2000 he was Controller and Officer of The Meditrust Companies, a publicly traded real estate investment trust (formerly known as the The La Quinta Companies, which was then acquired by the Blackstone Group), where he was involved with a number of merger and financing transactions.  Prior to that, from 1986 to 1995 he had financial and accounting responsibilities at three other public companies, and was previously associated with Laventhol & Horwath, an independent accounting firm from 1983 to 1986.  Mr. Demeritt is a Certified Public Accountant and holds a Bachelor of Science degree from Babson College.

William W. Gribbell, age 48, is an Executive Vice President of FSP Corp. and has as his primary responsibility the direct equity placement of the Sponsored REITs.  Prior to the conversion, Mr. Gribbell was an Executive Vice President of the General Partner.  From 1993 through 1996 he was an executive officer of Boston Financial.  From 1989 to 1993 Mr. Gribbell worked at Winthrop Financial Associates.  Mr. Gribbell is a graduate of Boston University (B.A.).  Mr. Gribbell holds a FINRA Series 7 general securities license.

R. Scott MacPhee, age 50, is an Executive Vice President of FSP Corp. and has as his primary responsibility the direct equity placement of the Sponsored REITs.  Prior to the conversion, Mr. MacPhee was an Executive Vice President of the General Partner.  From 1993 through 1996 he was an executive officer of Boston Financial.  From 1985 to 1993 Mr. MacPhee worked at Winthrop Financial Associates.  Mr. MacPhee attended American International College.  Mr. MacPhee holds a FINRA Series 7 general securities license.

Janet Prier Notopoulos, age 60, is a Vice President and has been a Director of FSP Corp. and President of FSP Property Management since 2002. Ms. Notopoulos has as her primary responsibility the oversight of the management of the real estate assets of FSP Corp. and its affiliates.  Prior to the conversion, Ms. Notopoulos was a Vice President of the General Partner.  Prior to joining the FSP Partnership in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients.  From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company.  Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar.  Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

Scott H. Carter, age 36, has been General Counsel and Assistant Secretary of FSP Corp. since February 2008.  Mr. Carter joined FSP Corp. in October 2005 as Senior Vice President, In-house Counsel and was appointed to the position of Assistant Secretary in May 2006.  Mr. Carter has as his primary responsibility the management of all of the legal affairs of FSP Corp. and its affiliates.  Prior to joining FSP Corp., Mr. Carter was associated with the law firm of Nixon Peabody LLP, which he originally joined in 1999.  At Nixon Peabody LLP, Mr. Carter concentrated his practice on the areas of real estate syndication, acquisitions and finance.  Mr. Carter received a Bachelor of Business Administration (B.B.A.) degree in Finance and Marketing and a Juris Doctor (J.D.) degree from the University of Miami.  Mr. Carter is admitted to practice law in the Commonwealth of Massachusetts.  Mr. Carter’s father, George J. Carter, serves as President, Chief Executive Officer and a Director of FSP Corp.

With the exception of John G. Demeritt and Scott H. Carter, each of the above executive officers has been a full-time employee of FSP Corp. for the past five fiscal years.

George J. Carter, Barbara J. Fournier and Janet Notopoulos is each also a director of each of the following public reporting companies, each of which is a Sponsored REIT: FSP Galleria North Corp.; FSP Phoenix Tower Corp; and FSP 50 South Tenth Street Corp. Each of these directors holds office in these companies from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director's earlier death, resignation or removal.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the American Stock Exchange under the symbol “FSP”.  The following table sets forth the high and low sales prices on the American Stock Exchange for the quarterly periods indicated.

Three Months	Range
Ended	High	Low
December 31, 2007	$18.63	$14.06
September 30, 2007	$18.25	$14.50
June 30, 2007	$19.75	$16.06
March 31, 2007	$21.15	$18.35

December 31, 2006	$21.05	$19.55
September 30, 2006	$20.29	$18.36
June 30, 2006	$21.98	$19.68
March 31, 2006	$21.85	$19.95

As of February 20, 2008, there were 4,794 holders of record of our common stock.

On January 18, 2008 we declared a dividend of $0.31 per share of our common stock payable to stockholders of record as of January 31, 2008 that was paid on February 20, 2008.  Set forth below are the distributions per share of common stock made by FSP Corp. in each quarter since 2006.

Quarter	Distribution Per Share of
Ended	Common Stock of FSP Corp.
December 31, 2007	$0.31
September 30, 2007	$0.31
June 30, 2007	$0.31
March 31, 2007	$0.31
December 31, 2006	$0.31
September 30, 2006	$0.31
June 30, 2006	$0.31
March 31, 2006	$0.31

While not guaranteed, we expect that cash dividends on our common stock comparable to our most recent quarterly dividend will continue to be paid in the future.

The following table provides information about purchases by Franklin Street Properties Corp. during the quarter ended December 31, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1) (2) (3)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1) (2)
10/01/07-10/31/07	0	N/A	0	$31,240,465
11/01/07-11/30/07	0	N/A	0	$31,240,465
12/01/07-12/31/07	0	N/A	0	$31,240,465
Total:	0	N/A	0	$31,240,465

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

(2) On October 28, 2005, FSP Corp. announced that the Board of Directors of FSP Corp. had authorized the repurchase of up to $35 million of the Company’s common stock from time to time in the open market or in privately negotiated transactions. On September 10, 2007, FSP Corp. announced that the Board of Directors of FSP Corp. had authorized certain modifications to this common stock repurchase plan. The Board of Directors increased the repurchase authorization to up to $50 million of the Company’s common stock (inclusive of all repurchases previously made under the plan).  The repurchase authorization expires at the earlier of (i) November 1, 2009 or (ii) a determination by the Board of Directors of FSP Corp. to discontinue repurchases.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on the Company’s common stock between December 31, 2002 and December 31, 2007 with the cumulative total return of (1) the NAREIT Equity Index, (2) the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”) and (3) the Russell 2000 Total Return Index over the same period.  This graph assumes the investment of $100.00 on December 31, 2002 and assumes that any distributions are reinvested.

	As of December 31,
	2002	2003	2004	2005	2006	2007
FSP	$100	$121	$139	$175	$186	$142
NAREIT Equity	100	137	180	202	273	230
S&P 500	100	129	143	150	173	183
Russell 2000	100	147	174	182	216	212

Notes to Graph:
Because there was no market for the Company’s common stock prior to its listing on the American Stock Exchange on June 2, 2005, the Board of Directors made a good faith determination of the price per share of Common Stock as of December 31, 2002, December 31, 2003 and December 31, 2004 for purposes of the calculations set forth above.  In order to make the Common Stock price more comparable to publicly traded indices, the Board of Directors did not apply any discount to reflect the lack of a trading market.

Item 6.          Selected Financial Data.

The following selected financial information is derived from the historical consolidated financial statements of FSP Corp. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and with FSP Corp.’s consolidated financial statements and related notes thereto included in Item 8.

	Year Ended December 31,
	2007	2006	2005	2004	2003
(In thousands, except per share amounts)

Operating Data:
Total revenue	$126,993	$107,245	$72,470	$65,094	$51,020
Income from:
Continuing operations	36,106	41,540	30,137	32,057	25,950
Discontinued operations	1,190	7,951	14,486	15,706	14,068
Gain on sale of properties	23,789	61,438	30,493	-	6,362
Net income	61,085	110,929	75,116	47,763	46,380

Basic and diluted income per share:
Continuing operations	0.51	0.62	0.53	0.65	0.66
Discontinued operations	0.01	0.12	0.25	0.31	0.36
Gain on sale of properties	0.34	0.91	0.54	-	0.16
Total	0.86	1.65	1.32	0.96	1.18

Distributions declared per
share outstanding (1):	1.24	1.24	1.24	1.24	1.36

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Total assets	$1,003,466	$955,317	$677,173	$573,111	$528,529
Total liabilities	112,848	33,355	15,590	70,023	11,674
Total shareholders' equity	890,618	921,962	661,583	503,088	516,855

(1)	In 2003 a special dividend of $0.12 per share was paid relating to the sale of two residential properties.

The 2006, 2005 and 2003 financial statements reflect acquisition by merger of 5, 4 and 13 Sponsored REITs, respectively.  Prior to their acquisition, FSP Corp. held a non-controlling common interest with virtually no economic benefits or risks in these REITs, and a preferred interest in one of the 2006 Target REITs.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation disruptions in the debt market, changes in economic conditions in the markets in which we own properties, changes in the demand by investors for investment in Sponsored REITs, risks of a lessening of demand for the types of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  See “Risk Factors” in Item 1A.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

FSP Corp. or the Company, operates in two business segments: real estate operations and investment banking/investment services. The real estate operations segment involves real estate rental operations, leasing, secured financing of real estate for interim acquisition or other property financing, and services provided for asset management, property management, property acquisitions, dispositions and development.  The investment banking/investment services segment involves the structuring of real estate investments and broker/dealer services that include the organization of Sponsored REITs, the acquisition and development of real estate on behalf of Sponsored REITs and the raising of capital to equitize the Sponsored REITs through sale of preferred stock in private placements.

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

Our investment banking/investment services customers are primarily institutions and high net-worth individuals.  To the extent that the broad capital markets affect these investors our business is also affected.  These investors have many investment choices.  We must continually search for real estate at a price and at a competitive risk/reward rate of return that meets our customer’s risk/reward profile for providing a stream of income and as a long-term hedge against inflation.

Trends and Uncertainties

Debt Market Conditions

Because interest rate levels and the availability of financing may affect real estate values, occupancy levels, property income and the propensity and the ability of investors to invest in Sponsored REITs, debt market conditions could affect our business. The debt market is currently experiencing unprecedented disruptions, including reduced liquidity and increased credit risk premiums for certain market participants.  These conditions, which increase the cost and reduce the availability of debt, may continue or worsen in the future.  At this time we cannot predict the extent or duration of any negative impact that the current debt market conditions will have on our business.

Real Estate Operations

Our real estate portfolio was approximately 93% leased as of December 31, 2007, as compared to 89% leased as of December 31, 2006 and 91% leased as of September 30, 2007.  Two major leases accounted for most of the increase from the end of the third quarter to the end of the fourth quarter of 2007.  Approximately 90,000 square feet of space at our property in Silicon Valley that we had renovated and repositioned during 2007 was leased.  The other major lease was for approximately 49,000 square feet at one of our greater Denver properties.  Our other repositioned property in the greater Seattle/Tacoma area has been slower to lease and remains substantially vacant; however, we believe that this property will continue to lease up over time, if market conditions remain favorable.

The gains from new leasing activity in 2007 were partially offset by the termination of one lease to a subprime lender in the greater Atlanta market.  At this time we cannot predict whether the current debt market conditions will have a negative impact on the financial strength of our existing tenants.  Accordingly, we have been closely monitoring those tenants in the mortgage lending, development and related industries.  As of December 31, 2007, approximately 1% of our total square footage was leased to tenants in the mortgage lending industry and we have taken that credit risk into account in reviewing our reserve for bad debts.

While we cannot predict when existing vacancy will be leased or if existing tenants with expiring leases will renew their leases or what the terms and conditions of the lease renewals will be, we expect to renew or sign new leases at current market rates for locations in which the buildings are located, which in some cases may be below the expiring rental rates.  We ended 2007 with strong leasing activity in most of our markets but we have not seen a similar level of activity so far in the beginning of 2008.  It is possible that the current debt market conditions and related uncertainty in the greater capital markets will have a negative impact on leasing activity for at least a portion of 2008.

Investment Banking/Investment Services

Unlike our real estate operations business, which provides a rental revenue stream which is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature.  Equity raised for Sponsored REIT syndications for 2007 decreased 13.3% to $147.5 million compared to $170.2 million in 2006.  Business in this area, while always uncertain, was adversely affected in the third and fourth quarter of 2007 by the recent turmoil in the financial, debt and real estate markets.  Investors that have historically participated in our private placement real estate offerings continue to express uncertainty about investing in this environment.  Consequently, equity amounts raised by our investment executives in the third and fourth quarter of 2007 dropped significantly from approximately $109 million achieved in the first half of 2007 to approximately $38.2 million achieved in the second half of 2007.  At this point, it is unclear when a more visible market environment will return for our investment banking business.

In January 2007, one of our Sponsored REITs purchased an office property located in Chicago, Illinois for investment syndication.  Permanent equity capitalization of the property was structured as a private placement preferred stock offering totaling $221 million.  This offering was the largest single-investment syndication in our history, and was fully subscribed in the fourth quarter of 2007.  We purchased a total of 965.75 shares of preferred stock of this Sponsored REIT at a net cost of $82.8 million.  The balance of the offering was subscribed primarily by institutions and high net worth individuals, our traditional customer base.  During September 2007, another Sponsored REIT commenced syndication on an office property located in Kansas City, Missouri.  Permanent equity capitalization of the property was structured as a private placement preferred stock offering totaling $65 million, which is ongoing as of the beginning of 2008.

Notwithstanding our current syndication in Kansas City, Missouri, our property acquisition executives are now grappling with greater uncertainty surrounding the valuation levels for prime commercial investment real estate.  We believe that the current turmoil in the debt markets, as well as perceptions about the future U.S. economy and interest rates, are producing a larger than normal divergence in the perception of value and future relative investment performance of commercial properties.  While we generally believe that such an environment has the potential to produce some exceptional property acquisition opportunities, caution, perspective and disciplined underwriting standards can significantly impact the timing of any future acquisitions.  Consequently, our ability to provide a regular stream of real estate investment product necessary to grow our overall investment banking/investment services business is uncertain as 2008 begins.  We also continue to rely solely on our in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time (i.e., invest in a Sponsored REIT).  We continue to evaluate whether our in-house sales force is capable, either through our existing client base or through new clients, of raising sufficient investment capital in Sponsored REITs to achieve future performance objectives.

Discontinued Operations and Property Dispositions

During the year ended December 31, 2007, the Company disposed of five office properties.  The five office properties are located in Greenville, South Carolina; Alpharetta, Georgia; San Diego, California; Westford, Massachusetts and Austin, Texas.  During the year ended December 31, 2006, the Company disposed of one apartment property and five commercial properties.  The apartment property is located in Katy, Texas.  The five commercial properties are located in Santa Clara, California; Fairfax and Herndon, Virginia and North Andover and Peabody, Massachusetts.  During the year ended December 31, 2005, the Company disposed of three apartment properties and three commercial properties.  The three apartment properties included two that are located in Houston, Texas; and one in Baton Rouge, Louisiana.  The three commercial properties are located in Folsom, California; Columbia, Maryland and San Diego, California.  Accordingly, sold properties as of December 31, 2007 and 2006 are classified as held for sale on our financial statements.  The operating results for these real estate assets have been reflected as discontinued operations in the financial statements for the years ended December 31, 2007, 2006 and 2005.

We continue to evaluate our portfolio, and in the future may decide to dispose of additional properties from time-to-time in the ordinary course of business.  However, because of the current uncertainty surrounding the valuation levels for real estate and the current uncertainty in the capital and debt markets previously discussed, we do not expect the level of disposition activity to be as significant as the prior three years.

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

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations.  Our most critical accounting policies involve our investments in Sponsored REITs and our investments in real property.  These policies affect our:

•	allocation of purchase prices between various asset categories and the related impact on our recognition of rental income and depreciation and amortization expense;
•	assessment of the carrying values and impairments of long lived assets;
•	classification of leases; and
•	revenue recognition in the syndication of Sponsored REITs.

Allocation of Purchase Price

We have historically allocated the purchase prices of properties to land, buildings and improvements.  Each component of purchase price generally has a different useful life. For properties acquired subsequent to June 1, 2001, the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” we allocate the value of real estate acquired among land, buildings, improvements and identified intangible assets and liabilities, which may consist of the value of above market and below market leases, the value of in-place leases, and the value of tenant relationships. Purchase price allocations and the determination of the useful lives are based on management’s estimates. Under some circumstances we may rely upon studies commissioned from independent real estate appraisal firms in determining the purchase price allocations.

Purchase price allocated to land and building and improvements is based on management’s determination of the relative fair values of these assets assuming the property was vacant. Management determines the fair value of a property using methods similar to those used by independent appraisers. Purchase price allocated to above market leases is based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases.  Purchase price allocated to in-place leases and tenant relationships is determined as the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant.  This aggregate value is allocated between in-place lease values and tenant relationships is based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value because such value and its consequence to amortization expense is immaterial for acquisitions reflected in our financial statements.  Factors considered by us in performing these analyses include (i) an estimate of carrying costs during the expected lease-up periods, including real estate taxes, insurance and other operating income and expenses, and (ii) costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs.  If future acquisitions result in our allocating material amounts to the value of tenant relationships, those amounts would be separately allocated and amortized over the estimated life of the relationships.

Depreciation Expense

We compute depreciation expense using the straight-line method over estimated useful lives of up to 39 years for buildings and improvements, and up to 15 years for personal property.  Costs incurred in connection with leasing (primarily tenant improvements and leasing commissions) are capitalized and amortized over the lease period.  The allocated cost of land is not depreciated.  The value of above or below-market leases is amortized over the remaining non-cancelable periods of the respective leases as an adjustment to rental income.  The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is also amortized over the remaining non-cancelable periods of the respective leases.  If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off.  Inappropriate allocation of acquisition costs, or incorrect estimates of useful lives, could result in depreciation and amortization expenses which do not appropriately reflect the allocation of our capital expenditures over future periods, as is required by generally accepted accounting principles.

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

Revenue Recognition

We earn syndication and transaction fees in connection with the syndication of Sponsored REITs.  This revenue is recognized pursuant to the provisions of SFAS No. 66 “Accounting for Sales of Real Estate,” and Statement of Position 92-1 “Accounting for Real Estate Syndication Income.”  Revenue is recognized provided the criteria for sale accounting in SFAS No. 66 are met.  Accordingly, we recognize syndication fees related to commissions when shares of the Sponsored REIT are sold and the investor’s funds have been transferred from escrow into our account.  We recognize transaction fees related to loan commitment and acquisition fees upon an investor closing and the subsequent payment of the Sponsored REIT’s loan and fees payable to us.  Other transaction fees are recognized upon the final closing of the syndication of the Sponsored REIT.

Ownership of Stock in a Sponsored REIT

Common stock investments in Sponsored REITs are consolidated while the entity is controlled by the Company.  Following the commencement of syndication the Company exercises influence over, but does not control these entities and investments are accounted for using the equity method.  Once under the equity method of accounting, our cost basis is adjusted by its share of the Sponsored REITs' earnings, if any, prior to completion of the syndication. Equity in losses or dividends received from Sponsored REITs generally are recognized as income once the investment balance is reduced to zero, unless there is an asset held for syndication from the Sponsored REIT entity.  Equity in losses or distributions received in excess of investment is recorded as an adjustment to the carrying value of the asset held for syndication.

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

We have acquired a preferred stock interest in three Sponsored REITs.  As a result of our common stock interest and our preferred stock interest in these three Sponsored REITs, we exercise influence over, but do not control these entities.  These preferred share investments are accounted for using the equity method.  Under the equity method of accounting our cost basis is adjusted by our share of the Sponsored REITs' operations and distributions received.  We also agreed to vote our preferred shares in any matter presented to a vote by the stockholders of these Sponsored REITs in the same proportion as shares voted by other stockholders of the Sponsored REITs.

These policies involve significant judgments made based upon our experience, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual value, the ability of our tenants to perform their obligations to us, current and future economic conditions and competitive factors in the markets in which our properties are located.  Competition, economic conditions and other factors may cause occupancy declines in the future.  In the future we may need to revise our carrying value assessments to incorporate information which is not now known and such revisions could increase or decrease our depreciation expense related to properties we own, result in the classification of our leases as other than operating leases or decrease the carrying values of our assets.

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of this standard is not expected to have material impact on the Company’s financial position, operations or cash flow.

Results of Operations

Overview:

During 2005 we acquired the four 2005 Target REITs by merger, acquired two additional properties and sold six properties.  During 2006 we acquired the five 2006 Target REITs by merger, acquired three additional properties, made an $4.1 million investment in a Sponsored REIT, sold six properties and reached an agreement to sell another property, which closed on January 31, 2007.  During 2007 we acquired one property, made an $82.8 million investment in a Sponsored REIT and sold five properties.  As a result of this activity, as of December 31, 2007, we owned 26 properties and increased our investments in non-consolidated REITs.

Mergers and Acquisitions:

On February 24, 2005 we acquired one commercial property in Colorado, on April 30, 2005 we completed the acquisition by merger of the four 2005 Target REITs, and on July 6, 2005 we acquired one commercial property in Indiana.  On February 24, 2006 we acquired one commercial property in Texas, on April 30, 2006 we completed the acquisition by merger of the five 2006 Target REITs, on June 27, 2006 we acquired a commercial property in Georgia and on December 21, 2006 we acquired a commercial property in Colorado.   On June 13, 2007 we acquired a commercial property in Maryland.  The results of operations for each of the acquired or merged properties are included in our operating results as of their respective purchase or merger dates.  Increases in rental revenues and expenses for the year ended December 31, 2007 compared to the year ended December 31, 2006, or, the year ended December 31, 2006 compared to the year ended December 31, 2005 are primarily a result of the timing of these acquisitions and subsequent contribution of these acquired properties.

Sales of Real Estate:

The sales of real estate in 2005 included the following.  On July 13, 2005 we sold one vacant office property in California, and on September 16 and September 19, 2005, we sold a residential apartment building in Louisiana and sold by transfer of our interest in our wholly-owned subsidiary that held the property, an office property in Maryland.  On September 29, 2005, we recorded a non-monetary exchange gain of $339,000 from contribution of 2.9 acres of developable land in exchange for 8.5 preferred shares (approximately 3.05%) of a Sponsored REIT, FSP Park Ten Development Corp.  On October 4 and October 5, 2005 we sold two residential apartment buildings in Houston, Texas, and on December 8, 2005 we sold a commercial property in San Diego, California.

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

Additional sales of real estate in 2007 included the following.  On June 21, 2007 we sold an office property in Alpharetta, Georgia, and on June 27, 2007 we sold an office property in San Diego, California, on July 16, 2007 we sold an office property in Westford, Massachusetts, and on December 20, 2007 we sold an office property in Austin, Texas.

The operating results of the seventeen properties sold in 2005, 2006 and 2007 are classified as discontinued operations in our financial statements for all periods presented.

 Investment Banking:

Revenue for the investment banking/investment services segment is primarily based on the gross proceeds from the sale of securities in the syndications of the Sponsored REITs.  We completed the syndication of three Sponsored REITs with total gross proceeds of $138.8 million in 2005 and two Sponsored REITs with total gross proceeds of $170.2 million in 2006.  The $31.4 million increase in 2006 compared to 2005 reversed a trend of declines, which had been attributable to difficulty in finding properties that met our investment criteria.  During

2007 we completed one syndication of a Sponsored REIT and are in the process of syndicating another Sponsored REIT, for which total gross proceeds from both syndications aggregated $147.5 million in 2007.  We believe the decrease of $22.7 million in 2007 compared to 2006 was attributable to the recent turmoil in the financial, debt and real estate markets, which is discussed above in “Trends and Uncertainties”.  Revenues and expenses for investment banking/investment services are directly related to the gross proceeds of these syndications.

Our acquisition executives continue to work on other property investment opportunities.  However, our investment banking business was negatively impacted by the turmoil in the financial, debt and real estate markets that began in the third quarter of 2007.  Business growth in this area is uncertain at the beginning of 2008.

 The following table shows financial results for the years ended December 31, 2007 and 2006.

(in thousands)

Revenue:	2007	2006	Change
Rental	$100,961	$83,147	$17,814
Related party revenue:
Syndication fees	8,986	10,693	(1,707)
Transaction fees	9,898	11,262	(1,364)
Management fees and interest income from loans	7,030	2,083	4,947
Other	118	60	58
Total revenue	126,993	107,245	19,748

Expenses:
Real estate operating expenses	26,171	19,045	7,126
Real estate taxes and insurance	16,761	12,282	4,479
Depreciation and amortization	29,334	20,893	8,441
Selling, general and administrative	7,466	8,518	(1,052)
Commissions	4,737	5,522	(785)
Interest	7,684	2,449	5,235
Total expenses	92,153	68,709	23,444

Income before interest income, equity in earnings (deficits) of non-consolidated REITs and taxes on income	34,840	38,536	(3,696)
Interest income	2,377	2,998	(621)
Equity in earnings (deficit) of non-consolidated REITs	(464)	845	(1,309)

Income before taxes on income	36,753	42,379	(5,626)
Taxes on income	647	839	(192)

Income from continuing operations	36,106	41,540	(5,434)
Income from discontinued operations	1,190	7,951	(6,761)

Income before gain on sale of properties	37,296	49,491	(12,195)
Gain on sale of properties	23,789	61,438	(37,649)
Net income	$61,085	$110,929	$(49,844)

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

Revenues

Total revenues increased by $19.8 million to $127.0 million for the year ended December 31, 2007, as compared to $107.2 million for the year ended December 31, 2006.  The increase was primarily a result of:

o
An increase to rental revenue of approximately $17.8 million from real estate arising from the acquisitions of the following properties: a property in Texas during February 2006, the five 2006 Target REITs by merger on April 30, 2006, a property in Georgia in June 2006, a property in Colorado in December 2006 and a property in Maryland in June 2007.  The increase was net of a $7.2 million decrease in lease termination payments received.  During the year ended December 31, 2007 we received lease termination fee income of $253,000 compared to approximately $7.5 million received from three tenants during the year ended December 31, 2006.

o
An increase in management fees and interest income from loans of approximately $4.9 million, which was principally a result of interest income from larger average loan balances during the year ended December 31, 2007 as compared to the same period in 2006 for the mortgage loans on the properties in syndication.  The impact of this increase was slightly greater as a result of higher interest rates charged during 2007 compared to 2006.

These increases were partially offset by:

o
A $3.0 million decrease in syndication and transaction (loan commitment) fees, which was principally a result of the decrease in gross syndication proceeds for the year ended December 31, 2007 compared to the same period in 2006.

Expenses

Total expenses were $92.2 million for the year ended December 31, 2007, or an increase of $23.4 million compared to the year ended December 31, 2006.  The increase was primarily a result of:

o
The increase in real estate operating expenses, real estate taxes and insurance costs of $11.6 million, and depreciation of $8.4 million, which were primarily a result of the acquisitions and mergers discussed above.

o
An increase in interest expense of $5.2 million resulting primarily from a higher average loan balance outstanding during the year ended December 31, 2007 compared to the year ended December 31, 2006, and slightly higher interest rates in 2007 compared to 2006.

These increases were partially offset by:

o
A decrease in selling, general and administrative expenses of approximately $1.0 million for the year ended December 31, 2007, which was primarily a result of a decrease in discretionary bonuses.  We had 38 employees as of December 31, 2007 and 2006 at our headquarters in Wakefield.

o
A decrease in commission expense of $0.8 million, which was principally a result of the decrease in gross syndication proceeds for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Interest income

Interest income decreased $0.6 million to $2.4 million for the year ended December 31, 2007 compared to the year ended December 31, 2006, which was primarily a result of a lower average balance of cash, which was partially offset by slightly higher interest rates earned on balances of cash, cash equivalents and other investments between 2007 and 2006.

Equity in earnings (deficit) of non-consolidated REITs

Equity in earnings (deficit) of non-consolidated REITs decreased approximately $1.3 million to a deficit of $0.5 million for the year ended December 31, 2007 compared to the year ended December 31, 2006, which was principally a result of losses attributed to us from the syndications in process during 2007, as compared to income during the year ended December 31, 2006 from syndications and non-consolidated investments.

Taxes on income

Taxes on income decreased $0.2 million for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The decrease was primarily due to lower taxable income from the investment banking and investment services business in the 2007 period compared to 2006, which was principally a result of the decrease in gross syndication proceeds from 2007 compared to 2006.  During both periods in 2007 and 2006 we had an effective tax rate of 40.3%.  We expect an effective tax rate of approximately 40.3% for our taxable REIT subsidiary in the future.

Income from continuing operations

The resulting income from continuing operations for the year ended December 31, 2007 compared to the year ended December 31, 2006 decreased $5.4 million to $36.1 million for the reasons discussed above.

Discontinued operations and gain on sale of assets

During 2006, we sold six properties and classified one property in Greenville, South Carolina as held for sale, which was sold on January 31, 2007.  During 2007, we completed the sale of the property in Greenville, South Carolina and sold four additional properties.  Accordingly, the eleven properties sold are reported as discontinued operations on our financial statements for the relevant periods presented.  Income from discontinued operations was $1.2 million and $7.9 million for the years ended December 31, 2007 and 2006, respectively.

During the year ended December 31, 2007 we reported $23.8 million as gain on sale of assets and for the year ended December 31, 2006 we reported $61.4 million as net gains on the sale of assets, which are summarized in the tables below:

(dollars in thousands)				Net
	City/	Property	Date of	Sales
Property Address	State	Type	Sale	Proceeds	Gain

2007
33 & 37 Villa Road	Greenville, SC	Office	January 31, 2007	$5,830	$-
11680 Great Oaks Way	Alpharetta, GA	Office	June 21, 2007	32,535	6,601
17030 Goldentop Road	San Diego, CA	Office	June 27, 2007	36,199	14,741
10 Lyberty Way	Westford, MA	Office	July 16, 2007	10,861	1,942
11211 Taylor Draper Lane	Austin, TX	Office	December 20, 2007	10,429	257
Settlement of escrows on
prior property sales				248	248
Net Sales Proceeds and Gain
on sales of real estate				$96,102	$23,789

(dollars in thousands)				Net
	City/	Property	Date of	Sales
Property Address	State	Type	Sale	Proceeds	Gain

2006
22400 Westheimer Parkway	Katy, TX	Apartment	May 24, 2006	$18,204	$2,373
4995 Patrick Henry Drive	Santa Clara, CA	Office	May 31, 2006	8,188	1,557
12902 Federal Systems Park Drive	Fairfax, VA	Office	May 31, 2006	61,412	24,240
One Technology Drive	Peabody, MA	Industrial	August 9, 2006	15,995	6,366
2251 Corporate Park Drive	Herndon, VA	Office	November 16, 2006	58,022	27,941
451 Andover Street
& 203 Turnpike Street	North Andover, MA	Office	December 21, 2006	11,362	3,810
Net Sales Proceeds and Gain
on sales of real estate				$173,183	66,287
Provision for loss on
property held for sale:
33 & 37 Villa Road	Greenville, SC	Office	January 31, 2007		(4,849)
					$61,438

Net Income

The resulting net income for the year ended December 31, 2007 was $61.1 million compared to net income of $110.9 million for the year ended December 31, 2006.

The following table shows financial results for the years ended December 31, 2006 and 2005.

(in thousands)

Revenue:	2006	2005	Change
Rental	$83,147	$51,983	$31,164
Related party revenue:
Syndication fees	10,693	9,268	1,425
Transaction fees	11,262	9,412	1,850
Management fees and interest income from loans	2,083	1,807	276
Other	60	-	60
Total revenue	107,245	72,470	34,775

Expenses:
Real estate operating expenses	19,045	11,062	7,983
Real estate taxes and insurance	12,282	7,624	4,658
Depreciation and amortization	20,893	10,755	10,138
Selling, general and administrative	8,518	7,448	1,070
Commissions	5,522	5,005	517
Interest	2,449	2,997	(548)
Total expenses	68,709	44,891	23,818

Income before interest income, equity in earnings (deficit) of non-consolidated REITs and taxes on income	38,536	27,579	10,957
Interest income	2,998	1,583	1,415
Equity in earnings (deficit) of non-consolidated REITs	845	1,397	(552)

Income before taxes on income	42,379	30,559	11,820
Taxes on income	839	422	417

Income from continuing operations	41,540	30,137	11,403
Income from discontinued operations	7,951	14,486	(6,535)

Income before gain on sale of properties	49,491	44,623	4,868
Gain on sale of properties	61,438	30,493	30,945
Net income	$110,929	$75,116	$35,813

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

Revenues

Total revenues increased by $34.7 million to $107.2 million for the year ended December 31, 2006, as compared to $72.5 million for the year ended December 31, 2005.  The increase was primarily a result of:

o
An increase to rental revenue of approximately $31.1 million from real estate arising from the following:  the acquisition of the four 2005 Target REITs by merger on April 30, 2005, acquisitions by direct purchase of a property in Colorado during February 2005, Indiana during July 2005, Texas during February 2006, the acquisition of the five 2006 Target REITs by merger on April 30, 2006, the acquisition of a property in Georgia in late June 2006 and the acquisition of a property in Colorado in late December 2006.  In addition, during 2006 we received $7.5 million in termination fees from tenants arising from early termination of leases as compared to $963,000 received in 2005.  Collectively, the property acquisitions and termination fee income resulted in the increase in real estate revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005.

o
A $3.3 million increase in syndication and transaction (loan commitment) fees, which was principally a result of the increase in gross syndication proceeds for the year ended December 31, 2006 compared to the same period in 2005.

o
An increase in loan interest income of $0.3 million principally as a result of increased loan interest income from interim mortgages made to Sponsored REITs and increases to overall interest rates during the year ended December 31, 2006 compared to the same period in 2005.

Expenses

Total expenses were $68.7 million for the year ended December 31, 2006, an increase of $23.8 million compared to the year ended December 31, 2005.  The increase was primarily a result of:

o
The increase in real estate operating expenses, real estate taxes and insurance of $12.6 million, and depreciation of $10.1 million, which were primarily a result of the acquisitions and mergers in properties discussed above.

o
An increase in selling, general and administrative expenses of  $1.1 million to $8.5 million for the year ended December 31, 2006, which was primarily a result of compensation and other costs relating to merger, acquisition and disposition activity and monitoring and managing a larger portfolio of REITs.  We had 38 and 39 employees, respectively as of December 31, 2006 and 2005 at our headquarters in Wakefield, Massachusetts.

o	An increase in commission expense of $0.5 million, which relates to the increase in gross syndication proceeds.

These increases were partially offset by:

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

Interest income

Interest income increased $1.4 million during the year ended December 31, 2006, primarily as a result of higher interest rates earned on higher average balances of cash, cash equivalents and other investments compared to the year ended December 31, 2005.

Equity in earnings (deficit) of non-consolidated REITs

Equity in earnings (deficit) of non-consolidated REITs decreased $0.5 million, which was principally a result of the timing of investor closings on the syndications in process during the year ended December 31, 2006 compared to the syndications in process during the same period in 2005.

Taxes on income

Tax expense increased $0.4 million to $0.8 million for the year ended December 31, 2006 as compared to $0.4 million for the year ended December 31, 2005, primarily due to a greater taxable income from the investment banking and services business in 2006 compared to 2005.  During 2006 and 2005 we had an effective tax rate of 40.3%.  We expect an effective tax rate of approximately 40.3% for our taxable REIT subsidiary in the future.

Income from continuing operations

The resulting income from continuing operations for the year ended December 31, 2006 increased $11.4 million to $41.5 million for the reasons discussed above compared to the year ended December 31, 2005.

Discontinued operations and gain on sale of assets

During 2005, we sold six properties and during 2006, we sold six properties and classified one property in Greenville, South Carolina as held for sale, which was sold on January 31, 2007.  During 2007, we completed the sale of the property in Greenville, South Carolina and sold four additional properties.  Accordingly, the seventeen properties sold are reported as discontinued operations on our financial statements for the relevant periods presented.  Income from discontinued operations was $7.9 million and $14.5 million for the year ended December 31, 2006 and 2005, respectively.

During the year ended December 31, 2006 we reported $61.4 million as net gain on sale of assets, which were summarized previously in the comparison of the year ended December 31, 2007 to December 31, 2006.  For the year ended December 31, 2005 we reported $30.5 million as net gains on the sale of assets, which are summarized below:

(in thousands)				Net
	City/	Property	Date of	Sales	Gain/
Property Address	State	Type	Sale	Proceeds	(Loss)

2005

81 Blue Ravine	Folsom, CA	Office	July 13, 2005	4,764	(1,124)
7250 Perkins Road	Baton Rouge, LA	Apartment	September 19, 2005	22,280	7,265
7130-7150 Columbia Gateway Dr	Columbia, MD	Office	September 20, 2005	25,949	6,807
Park Ten Development (1)	Houston, TX	Land	September 29, 2005	850	339
3919 Essex Lane	Houston, TX	Apartment	October 5, 2005	13,752	5,112
4000 Essex Lane	Houston, TX	Apartment	October 5, 2005	22,715	5,151
5751-5771 Copley Drive	San Diego, CA	Office	December 8, 2005	22,570	6,943
				$112,880	$30,493

(1)  On September 29, 2005, the Company recorded a non-monetary exchange gain of $0.3 million from contribution of 2.9 acres of developable land contributed in exchange for 8.5 preferred shares (approximately 3.05%) of the Sponsored REIT, Park Ten Development.  The appraised value of the land and market value of the stock acquired were used to estimate the sale price, and the gain was recorded net of the Company’s interest in Park Ten Development.

Net Income

The resulting net income for the year ending December 31, 2006 was $110.9 million compared to net income of $75.1 million for the year ended December 31, 2005.

Liquidity and Capital Resources

Cash and cash equivalents were $47.0 million and $70.0 million at December 31, 2007 and December 31, 2006, respectively. This decrease of $23.0 million is attributable to $70.1 million provided by operating activities less $85.3 million used by investing activities and $7.8 million used for financing activities.  Presentation of our consolidated statements of cash flows combines cash flows from continuing operations with those of discontinued operations.  Where significant, cash flows from discontinued operations are discussed below.  Management believes that existing cash, cash anticipated to be generated internally by operations, cash anticipated to be generated by the sale of preferred stock in future Sponsored REITs and our line of credit will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by our operating activities of $70.1 million, which includes $1.2 million of discontinued operations from sales of real estate assets, is primarily attributable to net income of $61.1 million excluding non-cash activity, consisting primarily of the gain on sale of real estate assets of $23.8 million, depreciation and amortization of $35.5 million; plus equity in the loss from non-consolidated REITs of $0.5 million; plus dividends received from non-consolidated REITs of $1.8 million; less payment of deferred leasing commissions of approximately $4.3 million and net uses arising from changes in current assets and current liabilities of $0.7 million.

Investing Activities

Our cash used by investing activities of $85.3 million is attributable to the proceeds from sale of properties of $96.1 million; plus redemption of an investment in a certificate of deposit of $5.1 million; less uses of $81.6 million for acquisitions and additions to real estate investments and office equipment, which includes $0.1 million in additions made to properties sold during 2007; less an investment in non-consolidated REITs of $82.8 million; and less an investment in an asset held for syndication of $22.1 million.

Financing Activities

Our cash used by financing activities of $7.8 million is attributable to approximately $87.7 million of distributions to shareholders and the purchase of our Company’s shares of $4.8 million less proceeds from borrowings under our bank note payable of $84.7 million.

Line of Credit

We have a revolving line of credit agreement with a group of banks providing for borrowings of up to $250 million.  On October 19, 2007, we amended the loan agreement that evidences and secures our revolving line of credit to, among other things, increase the amount of borrowings available to use from $150,000,000 to $250,000,000 and to extend the maturity date from August 2008 to August 2011.  Borrowings under the line of credit bear interest at either the bank's prime rate (7.25% at December 31, 2007) or a rate equal to 30 day LIBOR plus 100 basis points (5.6% at December 31, 2007). There were borrowings of $84,750,000 at the 30 day LIBOR plus 100 basis point rate at a weighted average rate of 6.2% outstanding under the line of credit at December 31, 2007.  We are in compliance with all bank covenants required by the line of credit.

We have drawn on this line of credit, and intend to draw on this line of credit in the future for a variety of corporate purposes, including the funding of interim mortgage loans to Sponsored REITs and the acquisition of properties that we acquire directly for our portfolio. We typically cause mortgage loans to Sponsored REITs to be secured by a first mortgage against the real property owned by the Sponsored REIT. We make these loans to enable a Sponsored REIT to acquire real property prior to the consummation of the offering of its equity interests, and the loan is repaid out of the offering proceeds. We also may make secured loans to Sponsored REITs for the purpose of funding capital expenditures and other costs which would be repaid from long-term financing of the property, cash flows from the property or a capital event.

     Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a revolving line of credit secured by a mortgage.  As of December 31, 2007, we were committed to fund up to $5.5 million to one Sponsored REIT under such an arrangement for the purpose of funding capital expenditures and leasing costs, however no amounts have been drawn.

We may be subject to various legal proceedings and claims that arise in the ordinary course of its business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Assets Held for Syndication

As of December 31, 2007 we had one asset held for syndication for a property in Kansas City, Missouri.   On December 27, 2007 we completed the syndication of FSP 303 East Wacker Drive Corp.  As of December 31, 2006 and 2005, respectively, there were no assets held for syndication.

Assets Held for Sale

As of December 31, 2007 there were no assets held for sale.  During 2006 an agreement was reached to sell a commercial property in Greenville, South Carolina at a loss.  The property was sold on January 31, 2007.  Accordingly, this property was recorded at its approximate net sales price with other properties sold in 2007 and 2006 are classified as held for sale on the balance sheet as of December 31, 2006.

Related Party Transactions

During 2007, we commenced the syndication of FSP Grand Boulevard Corp. and completed the syndications of FSP 50 South Tenth Street Corp. and FSP 303 East Wacker Drive Corp.  As part of the syndication of FSP 303 East Wacker Drive Corp., we purchased the final 965.75 shares of its preferred stock for approximately $82.8 million on December 27, 2007, representing approximately a 43.7% interest.

In December 2007, we entered into a secured promissory note for a revolving line of credit, which we refer to as the Revolver, for up to $5.5 million with a Sponsored REIT, FSP Highland Place I Corp., which is available but has not been drawn on.  Advances under the Revolver bear interest at a rate equal to the 30 day LIBOR rate plus 200 basis points.  The Revolver was made for the purpose of funding capital expenditures and other costs of leasing.  We anticipate that any advances made under the Revolver will be repaid at its maturity on November 30, 2010 or earlier from long-term financing of the property, cash flows from the property or a capital event.

For a discussion of transactions between us and related parties during 2006, see Footnote No. 4 “Related Party Transactions” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2007.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the years ending December 31, 2007 and 2006, the rental income exceeded the expenses for each individual property, with the exception of a property located in Westford, Massachusetts, which we sold on July 16, 2007, a property located in Federal Way, Washington, a property located in San Jose, California and a property located in Santa Clara, California that was sold on May 31, 2006.  The Westford, Massachusetts property had operating expenses of approximately $190,000 the six and one-half month period ending through July 16, 2007 on which date the property was sold and $238,000 for the year ended December 31, 2006.  The property located in Santa Clara, California had operating expenses of $73,000 for the five month period ending through May 31, 2006 on which date the property was sold.

•
The single tenant lease at the property located in Federal Way, Washington, expired September 14, 2006.  During 2007 we signed leases with two tenants for approximately 12% of the space, which generated rental income of $128,000 during the year ended December 31, 2007.  We expect that the property will not produce revenue to cover its expenses in the first quarter of 2008.  The property had operating expenses of $614,000 for the year ended December 31, 2007.

•
The single tenant lease at the property located in San Jose, California, expired December 31, 2006.  There is one tenant in the building occupying approximately 19% of the rentable square feet of the property.  In December 2007 we signed a lease that will commence in 2008 with another tenant for approximately 62% of the rentable square feet of the property.  We had rental income of $422,000 during the year ended December 31, 2007 from the tenant in place and the property had operating expenses of $478,000 for the year ended December 31, 2007.  We are completing tenant improvements and a repositioning of the property and, as a result, we believe that the property will produce revenue to cover its expenses starting in the first quarter of 2008.

Rental Income Commitments

Our commercial real estate operations include the leasing of office buildings and industrial properties subject to leases with terms greater than one year.  The leases thereon expire at various dates through 2019.  Approximate future minimum rental income from non-cancelable operating leases as of December 31, 2007 is:

(in thousands)	Year ended December 31,

2008	$81,319
2009	76,009
2010	61,856
2011	49,408
2012	39,305
Thereafter (2013-2019)	108,906
$416,803

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2007.

	Payment due by period
Contractual	(in thousands)
Obligations	Total	2008	2009	2010	2011	2012	2012
Line of Credit	$84,750	$84,750	$-	$-	$-	$-	$-
Operating Leases	854	322	336	196	-	-	-
Total	$85,604	$85,072	$336	$196	$-	$-	$-

The operating leases in the table above consist of our lease of corporate office space, which was amended in 2007, expires on July 31, 2010 and has one 3-year renewal option.  The lease includes a base annual rent and additional rent for our share of taxes and operating costs.

  From time to time, we may provide financing to Sponsored REITs in the form of a revolving line of credit secured by a mortgage.  As of December 31, 2007, we were committed to fund up to $5.5 million to one Sponsored REIT under such an arrangement for the purpose of funding capital expenditures and leasing costs, however no amounts have been drawn.

Off-Balance Sheet Arrangements

Investments in Sponsored REITs

As part of our business model we organize single-purpose entities that own real estate, purchases of which are financed through the private placement of equity in those entities, typically through syndication. We call these entities Sponsored REITs, and they are operated in a manner intended to qualify as real estate investment trusts.  We earn fees related to the sale of preferred stock in the Sponsored REITs in these syndications.  The Sponsored REITs issue both common stock and preferred stock. The common stock is owned solely by FSP Corp. Generally the preferred stock is owned by unaffiliated investors, however, we acquired an interest in preferred shares of four Sponsored REITs.  In addition, directors and officers of FSP Corp., have from time to time invested in Sponsored REITs and may do so again in the future.  Following consummation of the offerings, the preferred stockholders in each of the Sponsored REITs are entitled to 100% of the Sponsored REIT’s cash distributions.  Subsequent to the completion of the offering of preferred shares, except for the preferred stock we own, we do not share in any of the Sponsored REIT’s earnings, or any related dividend, and the common stock ownership interests have virtually no economic benefit or risk.  Prior to the completion of the offering of preferred shares, we share in a Sponsored REIT’s earnings (and related dividends) to the extent of our ownership interest in the Sponsored REIT.

As a common stockholder, upon completion of the syndication, we have no rights to the Sponsored REIT’s earnings or any related cash distributions.  However, upon liquidation of a Sponsored REIT, we are entitled to our percentage interest as a common stockholder in any proceeds remaining after the preferred stockholders have recovered their investment.  Our percentage interest in each Sponsored REIT is less than 0.1%.  The affirmative vote of the holders of a majority of the Sponsored REIT’s preferred stockholders is required for any actions involving merger, sale of property, amendment to charter or issuance of additional capital stock.  In addition, all of the Sponsored REITs allow the holders of more than 50% of the outstanding preferred shares to remove (without cause) and replace one or more members of that Sponsored REIT’s board of directors.

Common stock investments in Sponsored REITs are consolidated while the entity is controlled by us.  Following the commencement of syndication we exercise influence over, but do not control these entities and investments are accounted for using the equity method.  Under the equity method of accounting, the cost basis is increased by its share of the Sponsored REITs' earnings, if any, prior to completion of the syndication. Equity in losses of Sponsored REITs is not recognized to the extent that the investment balance would become negative and distributions received are recognized as income once the investment balance is reduced to zero, unless there are assets held for syndication from the Sponsored REIT entity.  Equity in losses or distributions received in excess of investment is recorded as an adjustment to the carrying value of the asset held for syndication.

We have acquired a preferred stock interest in four Sponsored REITs, including one that the Company acquired by merger on April 30, 2006, which was accounted for as a purchase, and the acquired assets and liabilities were recorded at their fair value.  As a result of our common stock interest and our preferred stock interest in the remaining three Sponsored REITs, we exercise influence over, but do not control these entities.  These preferred share investments are accounted for using the equity method.  Under the equity method of accounting our cost basis is adjusted by our share of the Sponsored REITs' operations and distributions received.  We also agreed to vote our preferred shares in any matter presented to a vote by the stockholders of these Sponsored REITs in the same proportion as shares voted by other stockholders of the Sponsored REITs.

At December 31, 2007, we held a common stock interest in 12 Sponsored REITs, 11 of which were fully syndicated and from which we no longer share economic benefit or risk.  One syndication commenced in September 2007 and was not completed by December 31, 2007.  The value of the entity that was not fully syndicated was approximately $26.3 million and was shown on the consolidated balance sheets as an asset held for syndication. At December 31, 2006, we held a common stock interest in ten Sponsored REITs, nine of which were fully syndicated, and one was substantially syndicated, from which we no longer share economic benefit or risk.  At December 31, 2005, we held a common stock interest in 13 Sponsored REITs, all of which were fully syndicated and from which we no longer share economic benefit or risk.

The table below shows our income and expenses from Sponsored REITs.  Management fees of $20,000, $2,000, and $1,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and interest expense related to the Company’s mortgage on properties is eliminated in consolidation.

	Year Ended December 31,
(in thousands)	2007	2006	2005
Operating Data:
Rental revenues	$3,510	$1,416	$146
Operating and maintenance expenses	1,834	636	63
Depreciation and amortization	855	326	36
Interest expense: permanent mortgage loan	179	-	-
Interest expense: acquisition loan	1,448	597	64
Interest income	51	22	1
	$(755)	$(121)	$(16)

During the year ended December 31, 2007, we recorded equity in losses from two Sponsored REITs following the commencement of syndication of $627,000 and during the years ended December 31, 2006 and 2005 we recorded equity in earnings of Sponsored REITs following the commencement of syndication of $664,000 and $1,149,000, respectively.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

We were not a party to any derivative financial instruments at or during the year ended December 31, 2007.

Market risk is the exposure to loss resulting from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. Our line of credit matures in August 2011 and has a variable rate of interest.  Upon maturity, our future income, cash flows and fair values relevant to financial instruments will be dependent upon the balance then outstanding and prevalent market interest rates.

We borrow from time-to-time on our line of credit.  These borrowings bear interest at the bank’s base rate (7.25% at December 31, 2007) or at 30 day LIBOR plus 100 basis points (5.6% at December 31, 2007), as elected by us when requesting funds as defined.  Generally the borrowings are for 30 day LIBOR plus 100 Basis points.  As of December 31, 2007, we had two borrowings totaling $84,750,000 in the aggregate at the 30 day LIBOR plus 100 basis point rate, representing a weighted average rate of 6.2%, outstanding under the line of credit.  At December 31, 2006 there were no amounts outstanding under our line of credit.  We have drawn on this line of credit, and intend to draw on this line of credit in the future for a variety of corporate purposes, including the funding of interim mortgage loans to Sponsored REITs and the acquisition of properties that we acquire directly for our portfolio.  Generally interim mortgage loans bear interest at the same variable rate payable by us under our line of credit.  We also may draw on this line of credit to fund advances we may make under a $5.5 million revolving credit facility (which we refer to as the Revolver) that we provided to a Sponsored REIT, FSP Highland Place I Corp. in December 2007, which has not yet been drawn on.  Advances under the Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 200 basis points.  We therefore believe that we have mitigated our interest rate risk with respect to our borrowings for both interim mortgage and Revolver loans.  Historically we have satisfied obligations arising from interim or other financing of acquisitions through cash or sale of properties in our portfolio.  We believe that we can mitigate interest rate risk with respect to borrowings for interim or other financing of acquisitions as well.

The following table presents as of December 31, 2007 our contractual variable rate borrowings under the line of credit, which matures August 11, 2011:

	Payment due by period
	(in thousands)
	Total	2008	2009	2010	2011	2012	After 2012
Line of credit	$84,750	$84,750	$-	$-	$-	$-	$-
Total	$84,750	$84,750	$-	$-	$-	$-	$-

If market rates of our line of credit borrowings at maturity increased by 10%, or approximately 62 basis points, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.5 million annually.  We do not believe that the interest rate risk represented by our variable rate borrowings is material as of December 31, 2007.

Item 8.     Financial Statements and Supplementary Data.

The information required by this item is included in the financial pages following the Exhibit index herein and incorporated herein by reference.  Reference is made to the Index to Consolidated Financial Statements in Item 15 of Part IV.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included elsewhere in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2007.  Please see page F-3.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

None.

PART III

Certain information required by Part III of this Form 10-K will be contained in our definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) which we plan to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 10.    Directors, Executive Officers and Corporate Governance.

The response to this item is contained under the caption “Directors and Executive Officers of FSP Corp.” in Part I hereof and in the Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Our board of directors has adopted a code of business conduct and ethics that applies to all of our executive officers, directors and employees. The code was approved by the audit committee of our board of directors and by the full board of directors. We have posted a current copy of our code under “Corporate Governance” in the “Investor Relations” section of our website at www.franklinstreetproperties.com. To the extent permitted by applicable rules of the American Stock Exchange, we intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of business conduct and ethics with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website.

Item 11.     Executive Compensation.

The response to this item is contained in the Proxy Statement under the captions “Executive Compensation,” “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

The “Compensation Committee Report” contained in the Proxy Statement under the caption “Executive Compensation” shall not be deemed “soliciting material” or “filed” with the SEC or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into a document filed under the Securities Act or the Exchange Act.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is contained in the Proxy Statement under the captions “Beneficial Ownership of Voting Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

The response to this item is contained in the Proxy Statement under the captions “Election of Directors” and “Transactions with Related Persons” and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

The response to this item is contained in the Proxy Statement under the captions “Independent Auditor Fees and Other Matters” and “Pre-Approval Policy and Procedures” and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of February 22, 2008 by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.
By:	/s/ George J. Carter
George J. Carter President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter George J. Carter	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2008

/s/ Barbara J. Fournier Barbara J. Fournier	Vice President, Chief Operating Officer, Treasurer, Secretary and Director	February 22, 2008

/s/ John G. Demeritt John G. Demeritt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2008

/s/ Janet P. Notopoulos Janet P. Notopoulos	Director, Vice President	February 22, 2008

/s/ Barry Silverstein Barry Silverstein	Director	February 22, 2008

/s/ Dennis J. McGillicuddy Dennis J. McGillicuddy	Director	February 22, 2008

/s/ John Burke John Burke	Director	February 22, 2008

/s/ Georgia Murray Georgia Murray	Director	February 22, 2008

EXHIBIT INDEX

Exhibit No.	Description

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
10.2 (6)
Third Amended and Restated Loan Agreement dated as of October 19, 2007 by and among the Company, certain wholly-owned subsidiaries of the Company, RBS
      Citizens, National Association, Bank of America, N.A., Wachovia Bank,
      National Association and Chevy Chase Bank, F.S.B.

10.3+ (7)	Form of Retention Agreement.
10.4 (8)	Change in Control Discretionary Plan.
14.1 (9)	Code of Business Conduct and Ethics.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Table regarding investors in Sponsored REITs.

(1)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on March 16, 2006 (File No. 001-32470).
(2)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on June 28, 2006 (File No. 001-32470).
(3)	Incorporated by reference to FSP Corp.’s Form 8-A, filed April 5, 2005 (File No. 001-32470).
(4)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on May 15, 2006 (File No. 001-32470).
(5)	Incorporated by reference to FSP Corp.’s Annual Report on Form 10-K, filed on March 29, 2002 (File No. 0-32615).

EXHIBIT INDEX, continued

(6)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on October 22, 2007 (File No. 001-32470).
(7)	Incorporated by reference to FSP Corp.’s Annual Report on Form 10-K, filed on February 24, 2006 (File No. 0-32615).
(8)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 8, 2006 (File No. 001-32470).
(9)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on August 3, 2004 (File No. 0-32615).
+	Management contract or compensatory plan or arrangement filed as an Exhibit to this Form 10-K pursuant to Items 15(b) of Form 10-K.
*	Filed herewith.
**	FSP Corp. agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.

Franklin Street Properties Corp.
Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31,	F-4
2007 and 2006

Consolidated Statements of Income for each of the three years in the
period ended December 31, 2007	F-6

Consolidated Statements of Stockholders’ Equity for each of the three years in the
period ended December 31, 2007	F-7

Consolidated Statements of Cash Flows for each of the three years in the
period ended December 31, 2007	F-8

Notes to the consolidated financial statements	F-10

Financial Statement Schedule – Schedule III	F-30

All other schedules for which a provision is made in the applicable accounting resolutions of the Security Exchange Commission are not required under the related institutions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Franklin Street Properties Corp.:

We have audited the accompanying consolidated balance sheets of Franklin Street Properties Corp. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Street Properties Corp. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), Franklin Street Properties Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 21, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Franklin Street Properties Corp.:

We have audited Franklin Street Properties Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Franklin Street Properties Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Franklin Street Properties Corp.’s Annual Report on Form 10-K under the heading Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Franklin Street Properties Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Franklin Street Properties Corp. and our report dated February 21, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 21, 2008

Franklin Street Properties Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2007	2006

Assets:
Real estate assets:
Land	$99,140	$94,540
Buildings and improvements	743,027	676,969
Fixtures and equipment	212	22
	842,379	771,531
Less accumulated depreciation	52,060	31,645
Real estate assets, net	790,319	739,886

Acquired real estate leases, less accumulated amortization of $23,401 and $20,345, respectively	33,695	40,577
Investment in non-consolidated REITs	85,663	5,064
Asset held for syndication, net	26,310	-
Assets held for sale	-	72,621
Cash and cash equivalents	46,988	69,973
Certificate of deposit	-	5,143
Restricted cash	336	761
Tenant rent receivables, less allowance for doubtful accounts
of $430 and $433, respectively	1,472	2,440
Straight-line rent receivable, less allowance for doubtful accounts of $261 and $163, respectively	7,387	4,295
Prepaid expenses	1,395	972
Deposits on real estate assets	-	5,010
Other assets	406	1,118
Office computers and furniture, net of accumulated depreciation of $968 and $851, respectively	309	375
Deferred leasing commissions, net of accumulated amortization of $1,975, and $1,085, respectively	9,186	7,082

Total assets	$1,003,466	$955,317

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2007	2006

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$84,750	$-
Accounts payable and accrued expenses	20,255	25,275
Accrued compensation	1,564	2,643
Tenant security deposits	1,874	1,744
Acquired unfavorable real estate leases, less accumulated amortization of $1,226, and $534, respectively	4,405	3,693

Total liabilities	112,848	33,355

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.0001 par value, 180,000,000 shares authorized, 70,480,705 and 70,766,305 shares issued and outstanding, respectively	7	7
Additional paid-in capital	889,019	893,786
Earnings (distributions) in excess of accumulated earnings/distributions	1,592	28,169

Total stockholders’ equity	890,618	921,962

Total liabilities and stockholders’ equity	$1,003,466	$955,317

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Consolidated Statements of Income

	For the Year Ended
	December 31,
(in thousands, except per share amounts)	2007	2006	2005

Revenue:
Rental	$100,961	$83,147	$51,983
Related party revenue:
Syndication fees	8,986	10,693	9,268
Transaction fees	9,898	11,262	9,412
Management fees and interest income from loans	7,030	2,083	1,807
Other	118	60	-
Total revenue	126,993	107,245	72,470
Expenses:
Real estate operating expenses	26,171	19,045	11,062
Real estate taxes and insurance	16,761	12,282	7,624
Depreciation and amortization	29,334	20,893	10,755
Selling, general and administrative	7,466	8,518	7,448
Commissions	4,737	5,522	5,005
Interest	7,684	2,449	2,997
Total expenses	92,153	68,709	44,891

Income before interest income, equity in earnings (deficit) of non-consolidated REITs and taxes on income	34,840	38,536	27,579
Interest income	2,377	2,998	1,583
Equity in earnings (deficit) of non-consolidated REITs	(464)	845	1,397

Income before taxes on income	36,753	42,379	30,559
Taxes on income	647	839	422

Income from continuing operations	36,106	41,540	30,137
Income from discontinued operations	1,190	7,951	14,486

Income before gain on sale of properties	37,296	49,491	44,623
Gain on sale of properties and provision for loss on property
held for sale of $4,849 in 2006, less applicable income tax	23,789	61,438	30,493

Net income	$61,085	$110,929	$75,116

Weighted average number of shares outstanding, basic and diluted	70,651	67,159	56,847

Earnings per share, basic and diluted, attributable to:
Continuing operations	$0.51	$0.62	$0.53
Discontinued operations	0.01	0.12	0.25
Gain on sale of properties and provision for loss on property
held for sale of $4,849 in 2006, less applicable income tax	0.34	0.91	0.54

Net income per share, basic and diluted	$0.86	$1.65	$1.32

The accompanying notes are an integral part of these consolidated financial statements.

 Franklin Street Properties Corp.
Consolidated Statements of Stockholders’ Equity

				Earnings/
				(distributions)
				in excess of
			Additional	accumulated	Total
	Common Stock		Paid-In	earnings/	Stockholders'
(in thousands)	Shares	Amount	Capital	distributions	Equity

Balance, December 31, 2004	49,630	$5	$512,803	$(9,720)	$503,088
Shares issued for:
Merger	10,895	1	164,563	-	164,564
Compensation	2	-	31	-	31
Repurchased shares	(732)	-	(14,008)	-	(14,008)
Net income	-	-	-	75,116	75,116
Distributions	-	-	-	(67,208)	(67,208)
Balance, December 31, 2005	59,795	6	663,389	(1,812)	661,583
Shares issued for:
Merger	10,971	1	230,397	-	230,398
Net income	-	-	-	110,929	110,929
Distributions	-	-	-	(80,948)	(80,948)
Balance, December 31, 2006	70,766	7	893,786	28,169	921,962
Repurchased shares	(285)	-	(4,767)	-	(4,767)
Net income	-	-	-	61,085	61,085
Distributions	-	-	-	(87,662)	(87,662)
Balance, December 31, 2007	70,481	$7	$889,019	$1,592	$890,618

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$61,085	$110,929	$75,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	30,563	24,951	17,937
Amortization of above market lease	4,948	7,138	4,310
Gain on sale of real estate assets	(23,789)	(61,438)	(30,493)
Equity in earnings (deficit) of non-consolidated REITs	472	(1,043)	(1,418)
Distributions from non-consolidated REITs	1,806	783	1,217
Increase in bad debt reserve	(3)	83	-
Shares issued as compensation	-	-	31
Changes in operating assets and liabilities:
Restricted cash	425	(300)	572
Tenant rent receivables, net	971	(1,076)	(678)
Straight-line rents, net	(3,359)	(1,334)	(1,692)
Prepaid expenses and other assets, net	374	(327)	586
Accounts payable, accrued expenses & other items	1,884	1,174	(200)
Accrued compensation	(1,079)	752	1,186
Tenant security deposits	130	451	260
Payment of deferred leasing commissions	(4,314)	(5,880)	(1,560)
Net cash provided by operating activities	70,114	74,863	65,174
Cash flows from investing activities:
Cash from issuance of common stock in the merger transaction	-	13,849	10,621
Purchase of real estate assets and office computers and furniture, capitalized merger costs	(77,894)	(159,351)	(75,988)
Acquired real estate leases	(3,726)	(6,801)	(12,513)
Investment in non-consolidated REITs	(82,831)	(4,137)	(18)
Redemption of (investment in) certificate of deposit	5,143	(5,143)
Merger costs paid	-	(838)	(402)
Changes in deposits on real estate assets	-	(4,300)	(710)
Investment in assets held for syndication	(22,093)	-	59,532
Proceeds received on sales of real estate assets	96,102	173,183	112,030
Net cash provided by (used in) investing activities	(85,299)	6,462	92,552
Cash flows from financing activities:
Distributions to stockholders	(87,662)	(80,948)	(67,208)
Purchase of treasury shares	(4,767)	-	(14,008)
Offering Costs	-	(119)	-
Borrowings under bank note payable	84,750	-	-
Repayments of bank note payable	-	-	(59,439)
Deferred financing costs	(121)	-	(108)
Net cash used in financing activities	(7,800)	(81,067)	(140,763)
Net increase (decrease) in cash and cash equivalents	(22,985)	258	16,963
Cash and cash equivalents, beginning of year	69,973	69,715	52,752
Cash and cash equivalents, end of year	$46,988	$69,973	$69,715

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2007	2006	2005

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$6,667	$2,772	$2,981
Taxes on income	$730	$780	$566
Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$1,613	$8,516	$-
Deposits on real estate assets converted to investments in assets
held for syndication	$5,010	$-	$-
Assets acquired through issuance of common stock
in the merger transaction, net	$-	$230,517	$153,943
Investment in non-consolidated REITs converted to real estate
assets and acquired real estate leases in conjunction with merger	$-	$4,018	$-

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

1.      Organization

Franklin Street Properties Corp. (“FSP Corp.” or the “Company”), holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC, and FSP Holdings LLC. The Company also has a non-controlling common stock interest in 10 corporations organized to operate as real estate investment trusts ("REITs").

On April 30, 2005, the Company acquired four real estate investment trusts (the “2005 Target REITs”) by the merger of the four 2005 Target REITs with and into four of the Company’s wholly-owned subsidiaries.  The merger was effective April 30, 2005 and, as a result, the Company issued 10,894,994 shares in a tax-free exchange for all outstanding preferred shares of the 2005 Target REITs. The mergers were accounted for as a purchase and the acquired assets and liabilities were recorded at their fair value.

On April 30, 2006, the Company acquired five real estate investment trusts (the “2006 Target REITs”), by the merger of the five 2006 Target REITs with and into five of the Company’s wholly-owned subsidiaries.  The merger was effective April 30, 2006 and, as a result, the Company issued 10,971,697 shares in a tax-free exchange for all outstanding preferred shares of the 2006 Target REITs.  The mergers were accounted for as a purchase and the acquired assets and liabilities were recorded at their fair value.

The Company operates in two business segments: real estate operations and investment banking/investment services. FSP Investments LLC provides real estate investment and broker/dealer services. FSP Investments LLC's services include: (i) the organization of REIT entities (the "Sponsored REITs"), which are syndicated through private placements; (ii) sourcing of the acquisition of real estate on behalf of the Sponsored REITs; and (iii) the sale of preferred stock in Sponsored REITs.  FSP Property Management LLC provides asset management and property management services for the Sponsored REITs.

2.      Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include all of the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Estimates and Assumptions

The Company prepares its financial statements and related notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

Subsequent to the completion of the syndication of preferred shares, the Company does not share in any of the Sponsored REITs’ earnings, or any related distribution, as a result of its common stock ownership.

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

2.      Significant Accounting Policies (continued)

On December 27, 2007, the Company purchased 965.75 preferred shares (approximately 43.7%) of a Sponsored REIT, FSP 303 East Wacker Drive Corp. (“East Wacker”), for $82,813,000.  On September 22, 2006, the Company purchased 48 preferred shares (approximately 4.6%) of a Sponsored REIT, FSP Phoenix Tower Corp. (“Phoenix Tower”), for $4,116,000.   The Company agreed to vote its shares in any matter presented to a vote by the stockholders of East Wacker and Phoenix Tower in the same proportion as shares voted by other stockholders of each Company.  The investments in East Wacker and Phoenix Tower are accounted for under the equity method.

Prior to April 2006, the Company held a preferred stock investment in FSP Blue Lagoon Drive Corp. (“Blue Lagoon”), which was one of the 2006 Target REITs acquired by merger on April 30, 2006, and accordingly was eliminated when recording the merger.  The Company initially purchased 49.25 preferred shares (approximately 8.2%) of Blue Lagoon on January 30, 2004, and agreed to vote its shares in any matter presented to a vote by the stockholders of Blue Lagoon in the same proportion as shares voted by other stockholders of the Company.  The investment in Blue Lagoon was accounted for under the equity method.

On September 29, 2005, the Company acquired 8.5 preferred shares (approximately 3.05%) of a Sponsored REIT, FSP Park Ten Development Corp. (“Park Ten Development”), in exchange for the contribution of 2.9 acres of developable land.  The Company agreed to vote its shares in any matter presented to a vote by the stockholders of Park Ten Development in the same proportion as shares voted by other stockholders of the Company.  The Company accounts for its investment in Park Ten Development under the equity method.

Real Estate and Depreciation

Real estate assets are stated at the lower of cost, less accumulated depreciation.

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

Routine replacements and ordinary maintenance and repairs that do not extend the life of the asset are expensed as incurred.  Funding for repairs and maintenance items typically is provided by cash flows from operating activities.  Depreciation is computed using the straight-line method over the assets' estimated useful lives as follows:

Category	Years
Commercial Buildings	39
Building improvements	15-39
Furniture and equipment	5-7

The Company reviews its properties to determine if their carrying amounts will be recovered from future operating cash flows if certain indicators of impairment are identified at those properties.  The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.  Since cash flows are considered on an undiscounted basis in the analysis that the Company conducts to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss.  If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized.  If the Company determines that impairment has occurred, the affected assets must be reduced to their fair value.

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

2.      Significant Accounting Policies (continued)

Acquired Real Estate Leases and Amortization

The Company accounts for leases acquired via direct purchase of real estate assets, or as a result of a merger, under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141. “Business Combinations”.  Accordingly, the Company recorded a value relating to the leases acquired as a result of the acquisition by merger of five and four Sponsored REITs in 2006 and 2005, respectively and one direct acquisition in 2007, three direct acquisitions in 2006 and two direct acquisitions in 2005.  Acquired real estate leases represent costs associated with acquiring an in-place lease (i.e., the market cost to execute a similar lease, including leasing commission, legal, vacancy and other related costs) and the value relating to leases with rents above the market rate. Amortization is computed using the straight-line method over the life of the leases, which range from 17 months to 127 months.

Amortization related to costs associated with acquiring an in-place lease is included in depreciation and amortization on the consolidated statements of income.  Amortization related to leases with rents above the market rate is offset against the rental revenue in the consolidated statements of income. The estimated annual amortization expense for the five years succeeding December 31, 2007 are as follows:

(in thousands)
2008	$10,898
2009	8,669
2010	5,830
2011	2,858
2012	1,683
2013 and thereafter	3,757

Acquired Unfavorable Real Estate Leases and Amortization

The Company accounts for leases acquired via direct purchase of real estate assets, or as a result of a merger, under the provisions of SFAS No. 141. “Business Combinations”.  Accordingly, the Company recorded a value relating to the leases acquired as a result of the acquisition by merger of five and four Sponsored REITs in 2006 and 2005, respectively and one direct acquisition in 2007, three direct acquisitions in 2006 and two direct acquisitions in 2005.  Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate. Amortization is computed using the straight-line method over the life of the leases, which range from 14 months to 147 months.

Amortization related to leases with rents below the market rate is included with rental revenue in the consolidated statements of income. The estimated annual amortization for the five years succeeding December 31, 2007 are as follows:

(in thousands)
2008	$809
2009	733
2010	634
2011	498
2012	469
2013 and thereafter	1,262

Discontinued Operations

The Company accounts for properties as held for sale under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which typically occurs upon the execution of a purchase and sale agreement and belief by management that the sale or disposition is probable of occurrence within one year.  Upon determining that a property is held for sale, the Company discontinues depreciating the property and reflects the property in its consolidated balance sheets at the lower of its carrying amount or fair value less the cost to sell.  The Company presents property related to discontinued operations on its consolidated balance sheets as “Assets held for sale” on a comparative basis.  The Company reports the results of operations of its properties classified as discontinued operations in its statements of income if no significant continuing involvement exists after the sale or disposition.

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

2.      Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company had highly liquid debt instruments of United States Government Agencies and/or Government Sponsored Enterprises (GSEs) with a carrying value of $2.0 million at December 31, 2006.   The aggregate fair value of these instruments was $2.0 million at December 31, 2006.  Gross unrecognized holding gains on these instruments were $13,000 as of December 31, 2006.

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

Restricted Cash

Restricted cash consists of tenant security deposits, which are required by law in some states or by contractual agreement and escrows arising from property sales. Tenant security deposits are refunded when tenants vacate, provided that the tenant has not damaged the property.  Cash held in escrow is paid when the related issue is resolved.

Tenant Rent Receivables

Tenant rent receivables, which include receivables from assets held-for-sale, are expected to be collected within one year. The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments.  The computation of this allowance is based in part on the tenants’ payment history and current credit status.

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

Straight-line Rent Receivable

Certain leases provide for fixed rent increases over the life of the lease. Rental revenue is recognized on a straight-line basis over the related lease term; however, billings by the Company are based on the lease agreements.  Straight-line rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $7,387,000 and $4,295,000 at December 31, 2007 and 2006, respectively.  The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments.  The computation of this allowance is based in part on the tenants’ payment history and current credit status.  During 2007 the Company increased its allowance by $98,000 to $261,000 based on such analysis.  The reserve balance was not changed in 2006.

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

2.      Significant Accounting Policies (continued)

Deferred Leasing Commissions

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space.  These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements.  Amortization expense was approximately $1,371,000, $674,000 and $430,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The estimated annual amortization for the five years following December 31, 2007 is as follows:

(in thousands)
2008	$1,586
2009	1,496
2010	1,353
2011	1,215
2012	1,036
2013 and thereafter	2,500

Common Share Repurchases

The Company recognizes the gross cost of the common shares it repurchases as a reduction in stockholder’s equity using the treasury stock method.  Maryland law does not recognize a separate treasury stock account but provides that shares repurchased are classified as authorized but unissued shares.  Accordingly, the Company reduces common stock for the par value and the excess of the purchase price over the par value is a reduction to additional paid-in capital.

Revenue Recognition

Rental revenue includes income from leases, certain reimbursable expenses, straight-line rent adjustments and other income associated with renting the property.  A summary of rental revenue is shown in the following table:

	Year Ended
(in thousands)	December 31,
	2007	2006	2005
Income from leases	$79,916	$73,304	$44,983
Reimbursable expenses	22,563	15,451	9,688
Straight-line rent adjustment	3,305	1,084	1,220
Amortization of favorable leases	(4,823)	(6,692)	(3,908)
Other	-	-	-
	$100,961	$83,147	$51,983

Rental Revenue — The Company has retained substantially all of the risks and benefits of ownership of the Company's commercial properties and accounts for its leases as operating leases. Rental income from leases, which includes rent concessions (including free rent and tenant improvement allowances) and scheduled increases in rental rates during the lease term, is recognized on a straight-line basis. The Company does not have any significant percentage rent arrangements with its commercial property tenants. Reimbursable costs are included in rental income in the period earned.

The Company follows the requirements for profit recognition as set forth by SFAS No. 66 "Accounting for Sales of Real Estate" and Statement of Position 92-1 "Accounting for Real Estate Syndication Income".

Syndication Fees — Syndication fees ranging from 4% to 8% of the gross offering proceeds from the sale of securities in Sponsored REITs are generally recognized upon an investor closing; at that time the Company has provided all required services, the fee is fixed and collected, and no further contingencies exist.  Commission expense ranging from 2% to 4% of the gross offering proceeds is recorded in the period the related syndication fee is earned.  There is typically more than one investor closing in the syndication of a Sponsored REIT.

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

2.      Significant Accounting Policies (continued)

Transaction Fees — Transaction fees relating to loan commitment fees and acquisition fees are recognized upon an investor closing and the subsequent payment of the Sponsored REIT’s loan to the Company.  Development fees are recognized upon an investor closing and once the service has been provided.  Fees related to organizational, offering and other expenditures are recognized upon the final investor closing of the Sponsored REIT.  The final investor closing is the last admittance of investors into a Sponsored REIT; at that time, required funds have been received from the investors and charges relating to the syndication have been paid or accrued.

Other – Other income, including property and asset management fees, is recognized when the related services are performed and the earnings process is complete.

Income Taxes

Taxes on income for the years ended December 31, 2007, 2006 and 2005 represent taxes incurred by FSP Investments, which is a taxable REIT subsidiary.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at December 31, 2007, 2006, and 2005. The denominator used for calculating basic and diluted net income per share was 70,651,000, 67,159,000, and 56,847,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of this standard is not expected to have a material impact on the Company’s financial position, operations or cash flow.

Reclassifications

Certain balances in the 2006 and 2005 financial statements have been reclassified to conform to 2007 presentation.  The reclassifications primarily were related to disposition of five properties sold as of December 31, 2007, which are presented as discontinued operations for all periods presented.  These reclassifications changed rental revenues, operating and maintenance expenses, depreciation and amortization, other income and the related assets.  The 2006 financial statements were also reclassified to reflect repurchases of common shares as a reduction of common stock for the par value and the excess of the purchase price over the par value as a reduction additional paid-in capital to conform to 2007 presentation.  There was no change to net income for any period presented as a result of these reclassifications.

3.      Business Segments

The Company operates in two business segments: real estate operations (including real estate leasing, interest income on interim acquisition and other financing and asset/property management) including discontinued operations and investment banking/investment services (including real estate acquisition, development services and broker/dealer services).  The Company has identified these segments because this information is the basis upon which management makes decisions regarding resource allocation and performance assessment.  The accounting policies of the reportable segments are the same as those described in the “Significant Accounting Policies”. The Company’s operations are located in the United States of America.

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

3.      Business Segments (continued)

The Company evaluates the performance of its reportable segments based on Funds From Operations (“FFO”) as management believes that FFO represents the most accurate measure of the reportable segment’s activity and is the basis for distributions paid to equity holders.  The Company defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments to exclude non-cash income (or losses) from non-consolidated or Sponsored REITs, plus distributions received from non-consolidated or Sponsored REITs.

FFO should not be considered as an alternative to net income (determined in accordance with GAAP), as an indicator of the Company’s financial performance, nor as an alternative to cash flows from operating activities (determined in accordance with GAAP), nor as a measure of the Company’s liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company’s needs.  Other real estate companies may define this term in a different manner.  We believe that in order to facilitate a clear understanding of the results of the Company, FFO should be examined in connection with net income and cash flows from operating, investing and financing activities in the consolidated financial statements.  The calculation of FFO by business segment is shown in the following table:

		Investment
	Real	Banking/
	Estate	Investment
(in thousands):	Operations	Services	Total
Year ended December 31, 2007:
Net income	$51,646	$9,439	$61,085
Gain on sale of properties	(23,789)	-	(23,789)
Equity in earnings of non-consolidated REITs	472	-	472
Distribution from non-consolidated REITs	1,806	-	1,806
Depreciation and amortization	35,340	135	35,475

Funds From Operations	$65,475	$9,574	$75,049

Year ended December 31, 2006:
Net income	$99,848	$11,081	$110,929
Gain on sale of properties	(61,438)	-	(61,438)
Equity in earnings of non-consolidated REITs	(1,043)	-	(1,043)
Distribution from non-consolidated REITs	783	-	783
Depreciation and amortization	31,926	121	32,047

Funds From Operations	$70,076	$11,202	$81,278

Year ended December 31, 2005:
Net income	$66,440	$8,676	$75,116
Gain on sale of properties	(30,493)	-	(30,493)
Equity in earnings of non-consolidated REITs	(1,418)	-	(1,418)
Distribution from non-consolidated REITs	1,217	-	1,217
Depreciation and amortization	22,108	132	22,240

Funds From Operations	$57,854	$8,808	$66,662

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

3.      Business Segments (continued)

The Company’s cash distributions for the years ended December 31, 2007, 2006 and 2005 are summarized as follows:

Quarter paid	Distribution Per Share/Unit	Total Cash Distributions
		(in thousands)
Second quarter of 2007	$0.31	$21,937
Third quarter of 2007	0.31	21,938
Fourth quarter of 2007	0.31	21,849
First quarter of 2008 (A)	0.31	21,849
	$1.24	$87,573

Second quarter of 2006	$0.31	$18,536
Third quarter of 2006	0.31	21,938
Fourth quarter of 2006	0.31	21,938
First quarter of 2007 (A)	0.31	21,938
	$1.24	$84,350

Second quarter of 2005	$0.41	$20,349
Third quarter of 2005	0.21	12,711
Fourth quarter of 2005	0.31	18,763
First quarter of 2006 (A)	0.31	18,536
	$1.24	$70,359

(A)           Represents distributions declared and paid in the first quarter related to the fourth quarter of the prior year.

Cash distributions per share are declared and paid based on the total outstanding shares as of the record date and are typically paid in the quarter following the quarter that FFO is generated.

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

3.      Business Segments (continued)

The following table is a summary of other financial information by business segment:

	Real Estate Operations	Investment Banking/ Investment Services	Total
	(in thousands)
December 31, 2007:
Revenue	$108,070	$18,923	$126,993
Interest income	2,317	60	2,377
Interest expense	7,684	-	7,684
Income from discontinued operations, net	1,190	-	1,190
Capital expenditures	11,031	69	11,100
Identifiable assets	997,145	6,321	1,003,466

December 31, 2006:
Revenue	$85,261	$21,984	$107,245
Interest income	2,949	49	2,998
Interest expense	2,449	-	2,449
Income from discontinued operations, net	7,951	-	7,951
Capital expenditures	15,604	185	15,789
Identifiable assets	948,261	7,056	955,317

December 31, 2005:
Revenue	$53,790	$18,680	$72,470
Interest income	1,547	36	1,583
Interest expense	2,997	-	2,997
Income from discontinued operations, net	14,486	-	14,486
Capital expenditures	2,691	69	2,760
Identifiable assets	671,413	5,760	677,173

4.      Related Party Transactions

Investment in Sponsored REITs

At December 31, 2007, we held an interest in 12 Sponsored REITs, of which eleven were fully syndicated and one was underway that commenced in September 2007.  The syndication of East Wacker was completed in December 2007 and the Company purchased a preferred stock investment in it.  At December 31, 2006, we held an interest in 10 Sponsored REITs, of which nine were fully syndicated and one was substantially syndicated.  The syndication of Phoenix Tower was completed in September 2006 and the Company purchased a preferred stock investment in it.  At December 31, 2005, we held an interest in 13 Sponsored REITs, all of which were fully syndicated.  The syndication of Park Ten Development was completed in September 2005 and the Company exchanged land for a preferred stock investment in it.

The table below shows the Company’s income and expenses from Sponsored REITs.  Management fees of $20,000, $2,000, and $1,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and interest expense related to the Company’s mortgages on properties owned by these entities are eliminated in consolidation.

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

4.      Related Party Transactions (continued)

	Year Ended December 31,
(in thousands)	2007	2006	2005
Operating Data:
Rental revenues	$3,510	$1,416	$146
Operating and maintenance
expenses	1,834	636	63
Depreciation and amortization	855	326	36
Interest expense: permanent mortgage loan	179	-	-
Interest expense: acquisition loan	1,448	597	64
Interest income	51	22	1
	$(755)	$(121)	$(16)

Equity in earnings of investment in non-consolidated REITs:

The following table includes equity in earnings of investments in non-consolidated REITs:

	Year Ended December 31,
(in thousands)	2007	2006	2005

Equity in earnings of Sponsored REITs	$(627)	$664	$1,149
Equity in earnings of Blue Lagoon	-	75	248
Equity in earnings of Park Ten Development	6	25	-
Equity in earnings of Phoenix Tower	201	81	-
Equity in earnings of East Wacker	(44)	-	-
	$(464)	$845	$1,397

Equity in earnings of investments in Sponsored REITs is derived from the Company’s share of income following the commencement of syndication of Sponsored REITs.  Following the commencement of syndication the Company exercises influence over, but does not control these entities, and investments are accounted for using the equity method.

Equity in earnings of Blue Lagoon is derived from the Company’s preferred stock investment in the entity.  In January 2004 the Company purchased 49.25 preferred shares or 8.22% of Blue Lagoon for $4,248,000 (which represented $4,925,000 at the offering price net of commissions of $394,000 and loan fees of $283,000 that were excluded).  Blue Lagoon was one of the 2006 Target REITs that the Company acquired by merger on April 30, 2006 at which time the preferred stock investment was canceled and the merger was accounted for as a purchase, and the acquired assets and liabilities were recorded at their fair value.

Equity in earnings of Park Ten Development is derived from the Company’s preferred stock investment in the entity.  In September 2005 the Company acquired 8.5 preferred shares or 3.05% of Park Ten Development via a non-monetary exchange of land valued at $850,000.  The Sponsored REIT was syndicated and construction was substantially completed in December 2006.  During 2007 the leasing of the commercial property commenced.

Equity in earnings of Phoenix Tower is derived from the Company’s preferred stock investment in the entity.  In September 2006 the Company purchased 48 preferred shares or 4.6% of the outstanding preferred shares of Phoenix Tower for $4,116,000 (which represented $4,800,000 at the offering price net of commissions of $384,000 and fees of $300,000 that were excluded).

Equity in the loss of East Wacker is derived from the Company’s preferred stock investment in the entity.  In December 2007 the Company purchased 965.75 preferred shares or 43.7% of the outstanding preferred shares of East Wacker for $82,813,000 (which represented $96,575,000 at the offering price net of commissions of $7,726,000, loan fees of $5,553,000 and acquisition fees of $483,000 that were excluded).

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

4.      Related Party Transactions (continued)

The following table includes distributions received from non-consolidated REITs:

	Year Ended December 31,
(in thousands)	2007	2006	2005

Distributions from Sponsored REITs	$1,441	$561	$856
Distributions from Blue Lagoon	-	187	361
Distributions from Park Ten Development	1	27	-
Distributions from Phoenix Tower	364	8	-
	$1,806	$783	$1,217

Non-consolidated REITs

The Company has in the past acquired by merger entities similar to the Sponsored REITs, including on April 30, 2005, the four 2005 Target REITs, and on April 30, 2006, the five 2006 Target REITs.  The Company’s business model for growth includes the potential acquisition by merger in the future of Sponsored REITs.  However, the Company has no legal or any other enforceable obligation to acquire or to offer to acquire any Sponsored REIT.  In addition, any offer (and the related terms and conditions) that might be made in the future to acquire any Sponsored REIT would require the approval of the boards of directors of the Company and the Sponsored REIT and the approval of the shareholders of the Sponsored REIT.

The operating data below for 2007 includes operations of the 12 Sponsored REITs the Company held an interest in as of December 31, 2007.  The operating data below for 2006 includes operations of the 10 Sponsored REITs the Company held an interest in as of December 31, 2006 and five 2006 Target REITs from January through April 30, 2006.  The five 2006 Target REITs were merged into the Company on April 30, 2006.  The operating data for 2005 includes operations of the 13 Sponsored REITs the company held an interest in as of December 31, 2005 and four 2005 Target REITs from January through April 30, 2005.  The four 2005 Target REITs were merged into the Company on April 30, 2005.

Summarized financial information for the Sponsored REITs is as follows:

	December 31,
(in thousands)	2007	2006

Balance Sheet Data (unaudited):
Real estate, net	$690,323	$612,835
Other assets	89,384	87,383
Total liabilities	(201,617)	(132,565)
Shareholders equity	$578,090	$567,653

	For the Year Ended
	December 31,
(in thousands)	2007	2006	2005

Operating Data (unaudited):
Rental revenues	$94,406	$57,279	$60,339
Other revenues	3,410	3,487	1,211
Operating and maintenance expenses	(45,072)	(28,736)	(24,742)
Depreciation and amortization	(23,843)	(12,875)	(12,531)
Interest expense	(23,038)	(14,159)	(7,691)
Net income	$5,863	$4,996	$16,586

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

4.      Related Party Transactions (continued)

Syndication fees and Transaction fees:

The Company provided syndication and real estate acquisition advisory services for Sponsored REITs.  Syndication, development and transaction fees from non-consolidated entities amounted to approximately $18,884,000, $21,955,000, and $18,680,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days’ notice.  Asset management fee income from non-consolidated entities amounted to approximately $867,000, $627,000, and $672,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  The Company is typically entitled to interest on funds advanced to Sponsored REITs.  The Company recognized interest income of approximately $6,163,000, $1,456,000, and $1,135,000 for the years ended December 31, 2007, 2006 and 2005, respectively, relating to these loans.

In December 2007, we entered into a secured promissory note for a revolving line of credit (Revolver) for up to $5.5 million with a Sponsored REIT, FSP Highland Place I Corp., which is available but has not been drawn on.  Advances under the Revolver bear interest at a rate equal to the 30 day LIBOR rate plus 200 basis points.  The Revolver was made for the purpose of funding capital expenditures and other costs of leasing.  We anticipate that any advances made under the Revolver will be repaid at its maturity on November 30, 2010 or earlier from long term financing of the property, cash flows of the property or some other capital event.

5.      Bank Note Payable

The Company has a revolving line of credit agreement (the "Loan Agreement") with a group of banks providing for borrowings at the Company’s election of up to $250,000,000. During October 2007 the line of credit was amended and restated, and the maturity date was extended to August 11, 2011.  Borrowings under the line of credit bear interest at either the bank's prime rate (7.25% at December 31, 2007) or a rate equal to LIBOR plus 100 basis points (5.6% at December 31, 2007). There were borrowings of $84,750,000 at the LIBOR plus 100 basis point rate at a weighted average rate of 6.2% outstanding under the line of credit at December 31, 2007.  There was no balance outstanding at December 31, 2006 or 2005.  The weighted average interest rate on amounts outstanding during the years ended December 31, 2007 and 2006 was approximately 6.51% and 6.39%, respectively.

The Loan Agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the maintenance of at least $1,500,000 in operating cash accounts, a minimum unencumbered cash and liquid investments balance and tangible net worth; limitations on permitted secured debt and compliance with various debt and operating income ratios, as defined in the Loan Agreement. The Company was in compliance with the Loan Agreement's financial covenants as of December 31, 2007 and 2006. Borrowings under the Loan Agreement mature on August 11, 2011.

6.      Stockholders’ Equity

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

The Company did not issue any shares under the Plan in 2006.  In March 2005 the Company issued 1,750 shares to certain officers and employees under the Plan with an estimated value of $31,000.  Shares issued were fully vested on the date of issuance. The Equity-based compensation charge of $31,000 is included in selling, general & administrative expenses in the accompanying consolidated statements of income for the year ended December 31, 2005.

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

6.      Stockholders’ Equity (continued)

A summary of shares available and granted under the plan and the related compensation costs is shown in the following table:

	Shares Available for Grant	Compensation Cost
Shares approved for grant	2,000,000	$-
Shares granted 2002	(43,998)	604,000
Balance, December 31, 2002 and 2003	1,956,002	604,000
Shares granted 2004	(9,824)	161,000
Balance, December 31, 2004	1,946,178	765,000
Shares granted 2005	(1,750)	31,000
Balance, December 31, 2005, 2006 & 2007	1,944,428	$796,000

Repurchase of Common Shares

On October 28, 2005, the Board of Directors of the Company authorized the repurchase of up to $35 million over a two year period, of the Company’s common stock from time to time on the open market or in privately negotiated transactions.  The Company subsequently repurchased 731,000 shares of common stock during the fourth quarter of 2005 at an aggregate cost of $13,992,000 at an average cost of $19.14 per share.  There were no repurchases during 2006.

On September 10, 2007, FSP Corp. announced that the Board of Directors of FSP Corp. had authorized certain modifications to the Company’s October 28, 2005 common stock repurchase plan, including authorization to repurchase of up to $50 million of the Company’s common stock (inclusive of all repurchases made pursuant to the October 28, 2005 plan) from time to time in the open market or in privately negotiated transactions.  The repurchase authorization expires at the earlier of (i) November 1, 2009 or (ii) a determination by the Board of Directors of FSP Corp. to discontinue repurchases. The Company subsequently repurchased 285,600 shares of common stock during the third quarter of 2007 at an aggregate cost of $4,767,000 at an average cost of $16.69 per share.  The excess of the purchase price over the par value of the shares repurchased is applied to reduce additional paid-in capital.

A summary of the repurchase of common shares by the Company is shown in the following table:

(Dollars in thousands)
	Shares
	Repurchased	Cost
Balance December 31, 2004	575	$10
Issuances in 2005	(575)	(10)
Redemption of fractional
shares from the Merger	898	16
Repurchase of shares	731,000	13,992
Balance December 31, 2005 and 2006	731,898	14,008
Repurchase of shares	285,600	4,767
Balance December 31, 2007	1,017,498	$18,775

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

7.      Federal Income Tax Reporting

General

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code").  As a REIT, the Company generally is entitled to a tax deduction for distributions paid to its shareholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only.  The Company must comply with a variety of restrictions to maintain its status as a REIT.  These restrictions include the type of income it can earn, the type of assets it can hold, the number of shareholders it can have and the concentration of their ownership, and the amount of the Company’s taxable income that must be distributed annually.

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a taxable REIT subsidiary (“TRS”).  In the case of TRSs, the Company’s ownership of securities in all TRSs generally cannot exceed 20% of the value of all of the Company’s assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company’s assets.   Effective January 1, 2002, a subsidiary of the Company, FSP Investments, became a TRS.  As a result, FSP Investments, which is part of the Company’s investment banking/investment services segment, operates as a taxable corporation under the Code and has accounted for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.

Income taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company’s assets and liabilities.  In estimating future tax consequences, potential future events are considered except for potential changes in income tax law or in rates.

The Company’s adoption of the provisions of FIN 48 effective January 1, 2007 did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption of FIN 48.  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption of FIN 48.  The Company and one or more of its subsidiaries files income tax returns in the U.S federal jurisdiction and various state jurisdictions.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2004 and thereafter.

Net operating losses

Section 382 of the Code restricts a corporation's ability to use net operating losses (“NOLs") to offset future taxable income following certain "ownership changes." Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2024. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.  In 2005, the Company used $2,595,000 of NOLs in connection with amending a prior year tax return.  In 2006 the Company used $3,722,000 of NOLs in connection with its 2005 tax return.  The gross amount of NOLs available to the Company were $12,376,000, $10,953,000, and $8,813,000 as of December 31, 2007, 2006 and 2005, respectively.

Tax Rates

The income tax expense reflected in the consolidated statements of income relates only to the TRS.  The expense differs from the amounts computed by applying the Federal statutory rate to income before taxes as follows:

	For the years ended December 31,
(Dollars in thousands)	2007		2006		2005

Federal income tax expense at statutory rate	$546	34.0%	$709	34.0%	$356	34.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal impact	101	6.3%	130	6.3%	66	6.3%
Taxes on income	$647	40.3%	$839	40.3%	$422	40.3%

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

7.      Federal Income Tax Reporting (continued)

Taxes on income are a current tax expense.  No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRS.

At December 31, 2007 and 2006, the Company’s net tax basis of its real estate assets is less than the amount set forth in the Company’s consolidated balance sheets by $79,923,000 and $94,754,000, respectively.

Reconciliation Between GAAP Net Income and Taxable Income.

The following reconciles book net income to taxable income for the years ended December 31, 2007, 2006 and 2005.

	For the year ended December 31,
(in thousands)	2007	2006	2005

Net income per books	$61,085	$110,929	$75,116
Adjustments to book income:
Book depreciation and amortization	35,474	32,047	22,239
Tax depreciation and amortization	(21,236)	(18,697)	(14,447)
Like-kind exchange gain deferral	-	(45,840)	(14,351)
Tax basis less book basis of properties sold, net	5,622	7,773	4,747
Loss on property held for sale	-	4,849	-
Straight line rent adjustment, net	(3,126)	(1,305)	(1,814)
Deferred rent, net	(26)	85	(132)
Non-taxable distributions	(107)	(84)	(85)
Other, net	1,453	(562)	(815)
Taxable income	79,139	89,195	70,458
Less: Capital gains recognized	(30,835)	(28,738)	(22,068)
Taxable income subject to distribution requirement	$48,304	$60,457	$48,390

Tax Components

The following summarizes the tax components of the Company’s common distributions paid per share for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$0.81	65.24%	$0.80	63.73%	$0.83	67.16%
Qualified dividends	-	-	0.01	1.08%	-	-
Capital gain (1)	0.43	34.76%	0.43	35.19%	0.41	32.84%
Return of capital	-	-	-	-	-	-
Total	$1.24	100%	$1.24	100%	$1.24	100%

(1)
For 2007, the 34.76% consists of 26.58% and 8.18% taxed at 15% and 25% respectively.  For 2006, the 35.19% consists of 26.50% and 8.69% taxed at 15% and 25% respectively.  For 2005, the 32.84% capital gain consists of 10.86% and 21.98% taxed at 15% and 25%, respectively.

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

8.      Commitments

The Company's commercial real estate operations include the leasing of office buildings and industrial properties subject to leases with terms greater than one year. The leases expire at various dates through 2019. The following is a schedule of approximate future minimum rental income on non-cancelable operating leases as of December 31, 2007:

(in thousands)	Year ended December 31,

2008	$81,319
2009	76,009
2010	61,856
2011	49,408
2012	39,305
Thereafter (2013-2019)	108,906
$416,803

The Company leases its corporate office space under an operating lease that was amended in 2007 and has a three year renewal option.  The lease includes a base annual rent and additional rent for the Company's share of taxes and operating costs.  Future minimum lease payments are as follows:

(in thousands)	Year ended December 31,
2008	$322
2009	336
2010	196
Thereafter	-
$854

Rent expense was approximately $284,000, $301,000 and $273,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in selling, general and administration expenses in the Consolidated Statements of Income.

In December 2007, the Company entered into a secured promissory note for a revolving line of credit (Revolver) for up to $5.5 million with a Sponsored REIT, FSP Highland Place I Corp., which is available but has not been drawn on.  Advances under the Revolver bear interest at a rate equal to the 30 day LIBOR rate plus 200 basis points.  The loan was made for the purpose of funding capital expenditures and other costs of leasing.  We anticipate that any advances made under the Revolver will be repaid at its maturity on November 30, 2010 or earlier from long term financing of the property, cash flows of the property or some other capital event.

9.      Retirement Plan

In 2006, the Company established a 401(k) plan to cover eligible employees, which permits deferral of up to $15,000 per year (indexed for inflation) into the 401(k) plan, subject to certain limitations imposed by the Internal Revenue Code.  An employee’s elective deferrals are immediately vested upon contribution to the 401(k) plan.  The Company matches employee contributions to the 401(k) plan dollar for dollar up to 3% of each employee’s annual compensation up to $200,000.  In addition, we may elect to make an annual discretionary profit-sharing contribution.  The Company’s total contribution under the 401(k) plan amounted to $138,000 and $133,000 for the years ended December 31, 2007 and 2006, respectively.

In 1999, the Company began a retirement savings plan for eligible employees, which was replaced by the 401(k) plan in 2006. Under the plan, the Company annually matched participant contributions up to the maximum allowed by tax regulations. The Company's total contribution under the plan amounted to approximately $158,000 for the year ended December 31, 2005.

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

10.           Discontinued Operations

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

In May 2007, the Company reached an agreement to sell a property located in Westford, Massachusetts, which sold on July 16, 2007 at a gain.  During June 2007, the Company sold a property located in Alpharetta, Georgia at a gain and a property located in San Diego, California at a gain.  During December 2007, the Company sold a property located in Austin, Texas at a gain.  Accordingly, all of the properties sold during 2007 are classified as assets held for sale as of December 31, 2006.

Accordingly, all of the properties sold are classified as discontinued operations on our financial statements.  Income from discontinued operations of these properties was approximately $1.2 million, $7.9 million and $14,486 million for the years ended December 31, 2007, 2006 and 2005, respectively.  For the year ended December 31, 2007 the Company reported $23.8 million as gain on sale of properties.  For the year ended December 31, 2006 the Company reported $61.4 million as gain on sale of properties including a provision for loss on the property held for sale.  For the year ended December 31, 2005 the Company reported $30.5 million as net gains on sale of properties.

During the year ended December 31, 2007 gains on sales of properties and a provision for loss from assets held for sale were recognized and are summarized below:

(in thousands)				Net
	City/	Property	Date of	Sales
Property Address	State	Type	Sale	Proceeds	Gain

2007

33 & 37 Villa Road	Greenville, SC	Office	January 5, 2007	$5,830	$-
11680 Great Oaks Way	Alpharetta, GA	Office	June 21, 2007	32,535	6,601
17030 Goldentop Road	San Diego, CA	Office	June 27, 2007	36,199	14,741
10 Lyberty Way	Westford, MA	Office	July 16, 2007	10,861	1,942
11211 Taylor Draper Lane	Austin, TX	Office	December 20, 2007	10,429	257
Settlement of escrows on
prior property sales				248	248
Net Sales Proceeds and Gain
on sales of real estate				$96,102	$23,789

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

10.           Discontinued Operations (continued)

During the year ended December 31, 2006 gains on sales of properties and a provision for loss from assets held for sale were recognized and are summarized below:

(in thousands)				Net
	City/	Property	Date of	Sales
Property Address	State	Type	Sale	Proceeds	Gain/(Loss)

2006

22400 Westheimer Parkway	Katy, TX	Apartment	May 24, 2006	$18,204	$2,373
4995 Patrick Henry Drive	Santa Clara, CA	Office	May 31, 2006	8,188	1,557
12902 Federal Systems Park Drive	Fairfax, VA	Office	May 31, 2006	61,412	24,240
One Technology Drive	Peabody, MA	Industrial	August 9, 2006	15,995	6,366
2251 Corporate Park Drive	Herndon, VA	Office	November 16, 2006	58,022	27,941
451 Andover Street
& 203 Turnpike Street	North Andover, MA	Office	December 21, 2006	11,362	3,810
Net Sales Proceeds and Gain
on sales of real estate				$173,183	66,287
Provision for loss on
property held for sale:
33 & 37 Villa Road	Greenville, SC	Office	January 31, 2007		(4,849)
					$61,438

During the year ended December 31, 2005 gains and losses on sales of the properties sold are summarized below:

(in thousands)				Net
	City/	Property	Date of	Sales	Gain/
Property Address	State	Type	Sale	Proceeds	(Loss)

2005

81 Blue Ravine	Folsom, CA	Office	July 13, 2005	4,764	(1,124)
7250 Perkins Road	Baton Rouge, LA	Apartment	September 19, 2005	22,280	7,265
7130-7150 Columbia Gateway Dr	Columbia, MD	Office	September 20, 2005	25,949	6,807
Park Ten Development (1)	Houston, TX	Land	September 29, 2005	850	339
3919 Essex Lane	Houston, TX	Apartment	October 5, 2005	13,752	5,112
4000 Essex Lane	Houston, TX	Apartment	October 5, 2005	22,715	5,151
5751-5771 Copley Drive	San Diego, CA	Office	December 8, 2005	22,570	6,943
				$112,880	$30,493

(1)	On September 29, 2005, the Company recorded a non-monetary exchange gain of $0.3 million from contribution of 2.9 acres of developable land contributed in exchange for 8.5 preferred shares (approximately 3.05%) of the Sponsored REIT, Park Ten Development. The appraised value of the land and market value of the stock acquired were used to estimate the sale price, and the gain was recorded net of the Company’s interest in Park Ten Development.

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

10.           Discontinued Operations (continued)

The operating results for the real estate assets sold or held for sale are summarized below.

	For the Years Ended
(in thousands)	December 31,
	2007	2006	2005
Rental revenue	$4,284	$19,501	$33,885
Rental operating expenses	(1,248)	(5,556)	(8,426)
Real estate taxes and insurance	(662)	(1,980)	(3,810)
Depreciation and amortization	(1,192)	(4,015)	(7,174)
Interest income	8	1	11
Net income from discontinued operations	$1,190	$7,951	$14,486

11.           Subsequent Events

On January 18, 2008, the Board of Directors of the Company declared a cash distribution of $0.31 per share of common stock payable on February 20, 2008 to stockholders of record on January 31, 2008.

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

12.           Selected Unaudited Quarterly Information

Selected unaudited quarterly information is shown in the following table:

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Revenue	$32,996	$31,976	$29,934	$32,087

Income from continuing operations	$9,063	$10,224	$7,615	$9,204
Income from discontinued operations	669	662	(71)	(70)
Gain on sale of properties	-	21,590	1,942	257
Net income	$9,732	$32,476	$9,486	$9,391

Basic and diluted net income per share	$0.14	$0.46	$0.13	$0.13

Weighted average number of shares outstanding	70,766	70,766	70,596	70,481

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Revenue	$23,638	$25,324	$25,756	$32,527

Income from continuing operations	$10,680	$9,956	$9,534	$11,370
Income from discontinued operations	2,459	2,413	1,936	1,143
Gain on sale of properties	-	28,108	6,361	26,969
Net income	$13,139	$40,477	$17,831	$39,482

Basic and diluted net income per share	$0.22	$0.60	$0.25	$0.56

Weighted average number of shares outstanding	59,795	67,149	70,766	70,766

SCHEDULE III

FRANKLIN STREET PROPERTIES CORP.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2007

		Initial Cost			Historical Costs
Description	Encumbrances (1)	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (2)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life Years	Year Built	Date of Acquisition (3)
		(in thousands)
Commercial Properties:
Park Seneca, Charlotte, NC	$—	$1,815	$7,917	$408	$1,812	$8,328	$10,140	$2,037	$8,103	5-39	1969	1997
Hillview Center, Milpitas, CA	—	2,203	2,813	7	2,203	2,820	5,023	632	4,391	5-39	1984	1999
Southfield Centre, Southfield, MI	—	4,344	11,455	2,442	4,344	13,897	18,241	2,665	15,576	5-39	1977	1999
Bollman Place, Savage, MD	—	1,585	4,121	420	1,585	4,541	6,126	867	5,259	5-39	1984	1999
Forest Park, Charlotte, NC	—	1,559	5,672	25	1,559	5,697	7,256	668	6,588	5-39	1999	1999
Centennial Center, Colorado Springs, CO	—	1,549	11,877	1,172	1,549	13,049	14,598	1,721	12,877	5-39	1999	2000
Meadow Point, Chantilly, VA	—	2,634	18,911	0	2,634	18,911	21,545	2,223	19,322	5-39	1999	2001
Timberlake, Chesterfield, MO	—	2,984	38,661	1,668	2,984	40,329	43,313	4,893	38,420	5-39	1999	2001
Northwest Point, Elk Grove Village, IL	—	2,914	26,295	7,154	2,914	33,449	36,363	3,721	32,642	5-39	1999	2001
Timberlake East, Chesterfield, MO	—	2,626	17,608	1,658	2,626	19,266	21,892	2,304	19,588	5-39	2000	2002
Park Ten, Houston, TX	—	1,061	21,303	(120)	569	21,675	22,244	2,538	19,706	5-39	1999	2002
Federal Way, Federal Way, WA	—	2,518	13,212	1,251	2,518	14,463	16,981	1,593	15,388	5-39	1982	2001
Addison, Addison, TX	—	4,325	48,040	1,238	4,325	49,278	53,603	3,769	49,834	5-39	1999	2002
Collins, Richardson, TX	—	4,000	42,598	1,122	4,000	43,720	47,720	3,037	44,683	5-39	1999	2003
Montague, San Jose, CA	—	10,250	5,254	1,953	10,250	7,207	17,457	388	17,069	5-39	1982	2002
Greenwood, Englewood, CO	—	3,100	30,201	0	3,100	30,201	33,301	2,194	31,107	5-39	2000	2005
River Crossing, Indianapolis, IN	—	3,000	36,926	900	3,000	37,826	40,826	2,500	38,326	5-39	1998	2005
Willow Bend, Plano, TX	—	3,800	14,842	375	3,800	15,217	19,017	672	18,345	5-39	1999	2000
Innsbrook, Glenn Allen, VA	—	5,000	40,216	1,197	5,000	41,413	46,413	1,878	44,535	5-39	1999	2003
380 Interlocken, Bloomfield, CO	—	8,275	34,462	1,344	8,275	35,806	44,081	1,582	42,499	5-39	2000	2003
Blue Lagoon, Miami, FL	—	6,306	46,124	0	6,306	46,124	52,430	1,971	50,459	5-39	2002	2003
Eldridge Green, Houston, TX	—	3,900	43,791	61	3,900	43,852	47,752	1,875	45,877	5-39	1999	2004
Liberty Plaza, Addison, TX	—	4,374	21,146	2,121	4,374	23,267	27,641	1,347	26,294	5-39	1985	2006
One Overton, Atlanta, GA	—	3,900	77,229	1,055	3,900	78,284	82,184	3,090	79,094	5-39	2002	2006
FSP 390 Interlocken, Bloomfield, CO	—	7,013	37,751	1,601	7,013	39,352	46,365	1,068	45,297	5-39	2002	2006
East Baltimore, Baltimore, MD	—	4,600	55,267	0	4,600	55,267	59,867	827	59,040	5-39	1989	2007
Balance – Real Estate	$—	$99,635	$713,692	$29,052	$99,140	$743,239	$842,379	$52,060	$790,319

(1)	There are no encumbrances on the above properties.
(2)	The aggregate cost for federal income tax purposes is $803,547
(3)	Original date of acquisition by the Company or merged entity.

The following table summarizes the changes in the Company's real estate investments and accumulated depreciation:

	December 31,
(in thousands)	2007	2006	2005
Real estate investments, at cost:
Balance, beginning of year	$854,440	$595,194	$476,982
Acquisition by merger	-	206,715	138,535
Acquisitions	59,867	151,802	73,227
Improvements	11,030	15,814	2,692
Assets held for sale	-	(82,909)	(197,373)
Dispositions	(82,958)	(115,085)	(96,242)
Balance - Real Estate	842,379	771,531	397,821
Assets held for sale	-	82,909	197,373
Balance, end of year	$842,379	$854,440	$595,194
Accumulated depreciation:
Balance, beginning of year	$45,120	$35,966	$37,227
Depreciation	21,450	17,365	13,822
Assets held for sale	-	(8,873)	(18,235)
Dispositions	(14,510)	(12,813)	(15,083)
Balance - Accumulated Depreciation	52,060	31,645	17,731
Assets held for sale	-	13,475	18,235
Balance, end of year	$52,060	$45,120	$35,966