Form 10-Q
period 2008-03-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2008-04-29
CIK 1031316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________.

Commission File Number:  001-32470

Franklin Street Properties Corp.
(Exact name of registrant as specified in its charter)

Maryland	04-3578653
(State or other jurisdiction of incorporation	(IRS Employer Identification Number)
or organization)

401 Edgewater Place, Suite 200
Wakefield, MA 01880-6210
(Address of principal executive offices)(Zip Code)

(781) 557-1300
(Registrant’s telephone number, including area code)

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

The number of shares of common stock outstanding as of April 25, 2008 was 70,480,705.

Franklin Street Properties Corp.

Form 10-Q

Quarterly Report
March 31, 2008

Table of Contents

Part I.	Financial Information
			Page
	Item 1.	Financial Statements

		Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3

		Consolidated Statements of Income for the three months ended March 31, 2008 and 2007	4

		Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	5

		Notes to Consolidated Financial Statements	6-13

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	14-19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4.	Controls and Procedures	20

Part II.	Other Information

	Item 1.	Legal Proceedings	22

	Item 1A.	Risk Factors	22

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

	Item 3.	Defaults Upon Senior Securities	23

	Item 4.	Submission of Matters to a Vote of Security Holders	23

	Item 5.	Other Information	23

	Item 6.	Exhibits	23

Signatures			24

PART I – FINANCIAL INFORMATION
Item 1.      Financial Statements

Franklin Street Properties Corp.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(in thousands, except share and par value amounts)	2008	2007
Assets:
Real estate assets:
Land	$99,140	$99,140
Buildings and improvements	745,488	743,027
Fixtures and equipment	219	212
	844,847	842,379
Less accumulated depreciation	57,449	52,060
Real estate assets, net	787,398	790,319
Acquired real estate leases, less accumulated amortization
of $25,801 and $23,401, respectively	30,826	33,695
Investment in non-consolidated REITs	86,235	85,663
Assets held for syndication, net	24,593	26,310
Cash and cash equivalents	32,227	46,988
Restricted cash	336	336
Tenant rent receivables, less allowance for doubtful accounts
of $509 and $430, respectively	1,694	1,472
Straight-line rent receivable, less allowance for doubtful accounts
of $261 and $261, respectively	7,638	7,387
Prepaid expenses	1,654	1,395
Other assets	1,540	406
Office computers and furniture, net of accumulated depreciation
of $1,002 and $968, respectively	340	309
Deferred leasing commissions, net of accumulated amortization
of $2,290, and $1,975, respectively	9,581	9,186
Total assets	$984,062	$1,003,466

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$84,750	$84,750
Accounts payable and accrued expenses	16,633	20,255
Accrued compensation	415	1,564
Tenant security deposits	1,923	1,874
Acquired unfavorable real estate leases, less accumulated amortization
of $1,424, and $1,226, respectively	4,186	4,405
Total liabilities	107,907	112,848

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.0001 par value, 180,000,000 shares authorized, 70,480,705 and 70,480,705 shares issued and outstanding, respectively	7	7
Additional paid-in capital	889,019	889,019
Earnings (distributions) in excess of accumulated earnings/distributions	(12,871)	1,592
Total stockholders’ equity	876,155	890,618
Total liabilities and stockholders’ equity	$984,062	$1,003,466
The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2008	2007

Revenue:
Rental	$26,656	$25,104
Related party revenue:
Syndication fees	205	2,956
Transaction fees	168	3,081
Management fees and interest income from loans	561	1,817
Other	20	38
Total revenue	27,610	32,996

Expenses:
Real estate operating expenses	6,699	6,207
Real estate taxes and insurance	4,279	4,168
Depreciation and amortization	7,359	7,177
Selling, general and administrative	2,009	1,888
Commissions	158	1,559
Interest	1,192	2,676

Total expenses	21,696	23,675

Income before interest income, equity in earnings (losses) of
non-consolidated REITs and taxes on income	5,914	9,321
Interest income	303	653
Equity in earnings (losses) of non-consolidated REITs	793	(616)

Income before taxes	7,010	9,358
Income tax (benefit) expense	(376)	295

Income from continuing operations	7,386	9,063
Income from discontinued operations	-	669

Net income	$7,386	$9,732

Weighted average number of shares outstanding,
basic and diluted	70,481	70,766

Earnings per share, basic and diluted, attributable to:
Continuing operations	$0.10	$0.13
Discontinued operations	-	0.01
Net income per share, basic and diluted	$0.10	$0.14
The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income	$7,386	$9,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7,371	7,666
Amortization of above market lease	1,139	1,334
Equity in earnings (losses) from non-consolidated REITs	(793)	583
Distributions from non-consolidated REITs	546	281
Increase in bad debt reserve	79	-
Changes in operating assets and liabilities:
Restricted cash	-	79
Tenant rent receivables, net	(301)	503
Straight-line rents, net	(251)	(1,273)
Prepaid expenses and other assets, net	(376)	755
Accounts payable and accrued expenses	(4,379)	(1,856)
Accrued compensation	(1,148)	(1,388)
Tenant security deposits	49	(90)
Payment of deferred leasing commissions	(818)	(661)

Net cash provided by operating activities	8,504	15,665

Cash flows from investing activities:
Purchase of real estate assets, office computers and furniture, capitalized merger costs	(1,777)	(9,327)
Other assets	-	(9)
Investment in loan receivable	(1,000)	-
Redemption of (investment in) certificate of deposit	-	(37)
Investment in assets held for syndication, net	1,391	(121,431)
Proceeds received on sales of real estate assets	-	5,830

Net cash used in investing activities	(1,386)	(124,974)

Cash flows from financing activities:
Distributions to stockholders	(21,849)	(21,938)
Repayments under bank note payable	-	130,000
Deferred financing costs	(30)	-

Net cash (used in) provided by financing activities	(21,879)	108,062

Net decrease in cash and cash equivalents	(14,761)	(1,247)

Cash and cash equivalents, beginning of period	46,988	69,973

Cash and cash equivalents, end of period	$32,227	$68,726

Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$2,369	$2,042
Deposits on investments in assets held for syndication	$-	$5,010
The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Notes to Consolidated Financial Statements
(Unaudited)

1.      Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements

Organization

Franklin Street Properties Corp. (“FSP Corp.” or the “Company”) holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC, FSP Holdings LLC and FSP Protective  TRS Corp.  The Company also has a non-controlling common stock interest in twelve corporations organized to operate as real estate investment trusts ("REITs") and a non-controlling preferred stock interest in three of those REITs.

The Company operates in two business segments: real estate operations and investment banking/investment services. FSP Investments LLC provides real estate investment and broker/dealer services. FSP Investments LLC's services include: (i) the organization of REIT entities (the "Sponsored REITs"), which are syndicated through private placements; (ii) sourcing of the acquisition of real estate on behalf of the Sponsored REITs; and (iii) the sale of preferred stock in Sponsored REITs.  FSP Investments LLC is a registered broker/dealer with the Securities and Exchange Commission and is a member of the Financial Industry Regulatory Authority, or FINRA.  FSP Property Management LLC provides asset management and property management services for the Sponsored REITs.

The Company owns and operates a portfolio of real estate, which consisted of 26 properties as of March 31, 2008.  From time-to-time the Company may acquire real estate or invest in real estate by purchasing shares of preferred stock offered in syndications of Sponsored REITs.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s investment in real estate assets, excluding assets held for syndication and assets held for sale:

	As of
	March 31,
	2008	2007
Commercial real estate:
Number of properties	26	25
Square feet	4,997,128	4,672,475

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (”GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other period.

Reclassifications

Certain amounts from the 2007 income statement have been reclassified to conform to the 2008 presentation.  The reclassification primarily reflected a state tax on gross receipts as an income tax, which is further described in the income tax footnote.  The reclassification changed the amount of real estate taxes and insurance and income taxes presented on the Company's 2007 income statement.   There was no change to net income as a result of this reclassification.

Franklin Street Properties Corp.
Notes to Consolidated Financial Statements
(Unaudited)

1.      Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements (continued)

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of this standard has not had a material impact on the Company’s financial position, operations or cash flow.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard has not had a material impact the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 141(R) will have on our financial position, results of operations or cash flows.

2.      Investment Banking/Investment Services Activity

During the three months ended March 31, 2008, the Company sold on a best efforts basis, through private placements, preferred stock in the following Sponsored REIT:

Sponsored REIT	Property Location	Gross Proceeds
		(in thousands)[1]
FSP Grand Boulevard Corp.	Kansas City, MO	$2,675
	Total	$2,675

1.	The syndication of FSP Grand Boulevard Corp. (“Grand Bouelvard”), which commenced in September 2007, was not complete at March 31, 2008.

3.      Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At March 31, 2008, the Company held an interest in twelve Sponsored REITs.  Eleven were fully syndicated and the Company no longer derives economic benefits or risks from the common stock interest that is retained in them.  The Company holds a preferred stock investment in three of these Sponsored REITs, FSP Park Ten Development Corp. (“Park Ten Development”), FSP Phoenix Tower Corp. (“Phoenix Tower”) and FSP 303 East Wacker Drive Corp. (“East Wacker”), from which it continues to derive economic benefits and risks.  The remaining entity that was not fully syndicated at March 31, 2008, Grand Boulevard has a carrying cost of approximately $24.6 million on the accompanying consolidated balance sheets and is classified as assets held for syndication.

Franklin Street Properties Corp.
Notes to Consolidated Financial Statements
(Unaudited)

3.      Related Party Transactions and Investments in Non-consolidated Entities (continued)

The table below shows the Company’s share of revenues and expenses from Sponsored REITs prior to consolidation.  Management fees of $18,000 and interest expense on acquisition loans made by the Company to Sponsored REITs for the three months ended March 31, 2007 are eliminated in consolidation.

Three Months Ended
March 31,
(in thousands)	2007

Operating Data:
Rental revenues	$2,079
Operating and maintenance expenses	(1,102)
Depreciation and amortization	(442)
Interest expense	(992)
Interest income	39
$(418)

Equity in earnings (losses)  of investment in non-consolidated REITs:

The following table includes equity in earnings (losses) of investments in non-consolidated REITs:

	Three Months Ended
	March 31,
(in thousands)	2008	2007

Equity in earnings (losses) of Sponsored REITs	$59	$(666)
Equity in earnings (losses) of Park Ten Development	10	(7)
Equity in earnings of Phoenix Tower	36	57
Equity in earnings of East Wacker	688	-
	$793	$(616)

Equity in earnings (losses) of investments in Sponsored REITs is derived from the Company’s share of income following the commencement of syndication of Sponsored REITs.  Following the commencement of syndication the Company exercises influence over, but does not control these entities, and investments are accounted for using the equity method.

Equity in earnings (losses) of Park Ten Development is derived from the Company’s preferred stock investment in the entity.  In September 2005 the Company acquired 8.5 preferred shares or 3.05% of the authorized preferred shares of Park Ten Development via a non-monetary exchange of land valued at $850,000.

Equity in earnings of Phoenix Tower is derived from the Company’s preferred stock investment in the entity.  In September 2006, the Company purchased 48 preferred shares or 4.6% of the outstanding preferred shares of Phoenix Tower for $4,116,000 (which represented $4,800,000 at the offering price net of commissions of $384,000 and fees of $300,000 that were excluded).

Equity in earnings of East Wacker is derived from the Company’s preferred stock investment in the entity.  In December 2007, the Company purchased 965.75 preferred shares or 43.7% of the outstanding preferred shares of East Wacker for $82,813,000 (which represented $96,575,000 at the offering price net of commissions of $7,726,000, loan fees of $5,553,000 and acquisition fees of $483,000 that were excluded).

The Company recorded distributions declared of $546,000 and $281,000 from Sponsored REITs during the three months ended March 31, 2008 and 2007, respectively.

Franklin Street Properties Corp.
Notes to Consolidated Financial Statements
(Unaudited)

3.      Related Party Transactions and Investments in Non-consolidated Entities (continued)

Non-consolidated REITs:

The Company has in the past acquired by merger entities similar to the Sponsored REITs.  On March 19, 2008, the Company entered into an agreement and plan of merger to acquire Park Ten Development by merger for a total purchase price of approximately $35.4 million. Upon completion of the acquisition, the existing holders of preferred stock in Park Ten Development will receive cash consideration of approximately $127,290 per share. The acquisition will be effected by merging a wholly-owned subsidiary of the Company with and into Park Ten Development.  Consummation of the acquisition requires the approval of Park Ten Development's stockholders. The acquisition is expected to close on or about May 15, 2008.  The Company’s business model for growth includes the potential acquisition by merger in the future of Sponsored REITs.  Following the consummation of the acquisition of Park Ten Development by merger, the Company has no legal or any other enforceable obligation to acquire or to offer to acquire any Sponsored REIT.  In addition, any offer (and the related terms and conditions) that might be made in the future to acquire any Sponsored REIT would require the approval of the boards of directors of the Company and the Sponsored REIT and the approval of the shareholders of the Sponsored REIT.

The operating data below for 2008 includes operations of the twelve Sponsored REITs the Company held an interest in as of March 31, 2008.  The operating data for 2007 includes operations of the eleven Sponsored REITs the Company held an interest in as of March 31, 2007.

At March 31, 2008, December 31, 2007 and March 31, 2007, the Company had ownership interests in twelve, twelve and eleven  Sponsored REITs, respectively.  Summarized financial information for these Sponsored REITs is as follows:

	March 31,	December 31,
(in thousands)	2008	2007

Balance Sheet Data (unaudited):
Real estate, net	$681,099	$684,441
Other assets	90,459	96,180
Total liabilities	(193,186)	(202,757)
Shareholders' equity	$578,372	$577,864

	For the Three Months Ended
	March 31,
(in thousands)	2008	2007

Operating Data (unaudited):
Rental revenues	$26,654	$22,099
Other revenues	644	781
Operating and maintenance expenses	(12,805)	(10,735)
Depreciation and amortization	(6,074)	(4,339)
Interest expense	(2,472)	(7,017)
Net income	$5,947	$789

Syndication fees and Transaction fees:

The Company provides syndication and real estate acquisition advisory services for Sponsored REITs.  Syndication and transaction fees from non-consolidated entities amounted to approximately $373,000 and $6,037,000 for the three months ended March 31, 2008 and 2007, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $240,000 and $228,000 for the three months ended March 31, 2008 and 2007, respectively.  The Company typically makes interim mortgage loans to Sponsored REITs that enable Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests.  The interim mortgage loans are subsequently repaid out of offering proceeds.

Franklin Street Properties Corp.
Notes to Consolidated Financial Statements
(Unaudited)

3.      Related Party Transactions and Investments in Non-consolidated Entities (continued)

In December 2007, the Company entered into a secured promissory note for a revolving line of credit ( the “Revolver”) for up to $5.5 million with a Sponsored REIT, FSP Highland Place I Corp., that owns an office building in Englewood, Colorado, of which $1.0 million was drawn in March 2008.  The balance of this loan is classified in other assets.  Advances under the Revolver bear interest at a rate equal to the 30 day LIBOR rate plus 200 basis points.  The Revolver was made for the purpose of funding capital expenditures and other costs of leasing.  The Company anticipates that any advances made under the Revolver will be repaid at its maturity on December 31, 2010 or earlier from long-term financing of the property, cash flows from the property or a capital event.

The Company recognized interest income from interim mortgage loans and advances on the Revolver of approximately $321,000 and $1,589,000 for the three months ended March 31, 2008 and 2007, respectively, relating to these loans.

4.      Bank Note Payable

The Company has a revolving line of credit agreement (the "Loan Agreement") with a group of banks providing for borrowings at the Company’s election of up to $250,000,000, which matures on August 11, 2011.  Borrowings under the line of credit bear interest at either the bank's prime rate (5.25% at March 31, 2008) or a rate equal to LIBOR plus 100 basis points (3.7% at March 31, 2008). There were borrowings of $84,750,000 at the LIBOR plus 100 basis point rate at a weighted average rate of 4.8% and 6.2% outstanding under the line of credit at March 31, 2008 and December 31, 2007, respectively.  The weighted average interest rate on amounts outstanding during the three months ended March 31, 2008 and 2007 was approximately 4.77% and 6.57%, respectively; and for the year ended December 31, 2007 was approximately 6.51%.

The Loan Agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the maintenance of at least $1,500,000 in operating cash accounts, a minimum unencumbered cash and liquid investments balance and tangible net worth; limitations on permitted secured debt and compliance with various debt and operating income ratios, as defined in the Loan Agreement. The Company was in compliance with the Loan Agreement's financial covenants as of March 31, 2008 and December 31, 2007. Borrowings under the Loan Agreement mature on August 11, 2011.

5.      Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at March 31, 2008 and 2007.

6.      Discontinued Operations

During 2007, the Company sold five properties.  Accordingly, each of the five properties sold are classified as discontinued operations on our financial statements.  Income from discontinued operations was approximately $669,000 for the three months ended March 31, 2007.

The operating results for these real estate assets have been reflected as discontinued operations in the consolidated statements of income for all periods presented, and are summarized below:

For the Three Months Ended
(in thousands)	March 31,
2007
Rental revenue	$1,880
Rental operating expenses	(473)
Real estate taxes and insurance	(258)
Depreciation and amortization	(480)
Net income from discontinued operations	$669

Franklin Street Properties Corp.
Notes to Consolidated Financial Statements
(Unaudited)

7.      Business Segments

The Company operates in two business segments: real estate operations (including real estate leasing, interest income on interim acquisition and other financing and asset/property management) including discontinued operations and investment banking/investment services (including real estate acquisition, development services and broker/dealer services).  The Company has identified these segments because this information is the basis upon which management makes decisions regarding resource allocation and performance assessment.  The accounting policies of the reportable segments are the same as those described in the “Significant Accounting Policies” in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007.   The Company’s operations are located in the United States of America.

The Company evaluates the performance of its reportable segments based on Funds From Operations (“FFO”) as management believes that FFO represents the most accurate measure of the reportable segment’s activity and is the basis for distributions paid to equity holders.  The Company defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments to exclude non-cash income (or losses) from non-consolidated or Sponsored REITs, plus distributions received from non-consolidated or Sponsored REITs.

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

The calculation of FFO by business segment is shown in the following table:

(in thousands)	Real Estate Operations	Investment Banking/ Investment Services	Total
Three Months Ended March 31, 2008
Net Income	$7,874	$(488)	$7,386
Equity in income of non-consolidated REITs	(793)	-	(793)
Distributions from non-consolidated REITs	546	-	546
Depreciation and amortization	8,464	34	8,498

Funds From Operations	$16,091	$(454)	$15,637

Three Months Ended March 31, 2007
Net Income	$6,548	$3,184	$9,732
Equity in income (losses) of non-consolidated REITs	583	-	583
Distributions from non-consolidated REITs	281	-	281
Depreciation and amortization	8,960	30	8,990

Funds From Operations	$16,372	$3,214	$19,586

Franklin Street Properties Corp.
Notes to Consolidated Financial Statements
(Unaudited)

7.      Business Segments (continued)

The following table is a summary of other financial information by business segment:

(in thousands)	Real Estate Operations	Investment Banking/ Investment Services	Total

March 31, 2008:
Revenue	$27,237	$373	$27,610
Interest income	292	11	303
Interest expense	1,192	-	1,192
Capital expenditures	(2,477)	(56)	(2,533)
Identifiable assets	$979,467	$4,595	$984,062

March 31, 2007:
Revenue	$26,960	$6,037	$32,997
Interest income	645	8	653
Interest expense	2,676	-	2,676
Capital expenditures	(2,854)	-	(2,854)
Identifiable assets	$1,056,974	$6,098	$1,063,072

8.      Cash Dividends

The Company declared and paid dividends as follows (in thousands, except per share amounts):

Quarter Paid	Dividends Per Share	Total Dividends

First quarter of 2008	$.31	$21,849

First quarter of 2007	$.31	$21,938

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a taxable REIT subsidiary (“TRS”).  In the case of TRSs, the Company’s ownership of securities in all TRSs generally cannot exceed 20% of the value of all of the Company’s assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company’s assets.   FSP Investments LLC and FSP Protective TRS Corp, which are subsidiaries of the Company, are TRSs and operate as a taxable corporation under the Code and have accounted for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.

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

The Company follows the provisions of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which did not result in recording a liability or recognition of any accrued interest or penalties.  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption of FIN 48.  The Company and one or more of its subsidiaries files income tax returns in the U.S federal jurisdiction and various state jurisdictions.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2004 and thereafter.

The income tax expense reflected in the consolidated statements of income related to the TRS was a tax benefit of $433,000 for the three months ended March 31, 2008 and tax expense of $240,000 for the three months ended March 31, 2007.  The expense differs from the amounts computed by applying the Federal statutory rate of 34% to income before income taxes as follows:

	For the
	Three Months Ended
	March 31,
(in thousands)	2008	2007

Federal income tax expense (credit) at statutory rate	$(365)	$203
Increase in taxes resulting from:
State income taxes (credit), net of federal impact	(68)	37
Revised Texas Franchise Tax	57	55
	$(376)	$295

No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRS.

In May 2006, the State of Texas enacted a new business tax (the “Revised Texas Franchise Tax”) that replaced its existing franchise tax, which the Company became subject to.  The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues.  Some of the Company's leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of property tax for school districts.  Because the tax base on the Texas margin tax is derived from an income based measure it is considered an income tax and is accounted for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.”  The Company recorded a provision in income taxes on its income statement of $57,000 and $55,000 for the three months ended March 31, 2008 and 2007, respectively.

10.    Subsequent Events

The Company declared a cash distribution of $0.31 per share on April 18, 2008 to stockholders of record on April 30, 2008 payable on May 20, 2008.

On April 28, 2008, Park Ten Development informed the Company that the requisite number of holders of its preferred stock had voted to approve the Company’s acquisition of Park Ten Development by merger. The Company  expects to consummate the transaction on or about May 15, 2008.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007.  Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation disruptions in the debt market,  changes in economic conditions in the markets in which we own properties, changes in the demand by investors for investment in Sponsored REITs, risks of a lessening of demand for the types of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  See the factors set forth below under the caption, Item 1A. “Risk Factors”.  Although we believe the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  On an on-going basis, we evaluate our estimates.  In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.  The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.  No changes to our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007

Trends and Uncertainties

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

    Real Estate Operations

Our real estate portfolio was approximately 93% leased as of March 31, 2008 and December 31, 2007.  We have one repositioned property in the greater Seattle/Tacoma area that has been slower to lease and remains substantially vacant; however, we believe that this property will lease up over time, if the local market conditions are favorable. We ended 2007 with strong leasing activity in most of our markets, but we have not seen a similar level of activity so far in 2008.

At this time we cannot predict whether the conditions in the credit markets will have a negative impact on the financial strength of our existing tenants, but we have taken that risk into account in reviewing our reserve for bad debts.

While we cannot predict when existing vacancy will be leased or if existing tenants with expiring leases will renew their leases or what the terms and conditions of the lease renewals will be, we expect to renew or sign new leases at current market rates for the locations in which the buildings are located, which in some cases may be below the expiring rates.

    Investment Banking/Investment Services

Unlike our real estate business, which provides a rental revenue stream that is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature.  Equity raised for Sponsored REIT syndications for the first quarter 2008 was $2.7 million, representing one of the slowest quarters in the history of our investment banking business.  The slowdown in our investment banking business actually began in the third quarter of 2007 and, at this point, it is unclear when or if a higher volume of equity investment will return.  Business in this area, while always uncertain, continues to be adversely affected by the current turmoil in the financial, debt and real estate markets.  Investors who have historically participated in our private placement real estate offerings continue to express uncertainty about investing in this environment.

In addition to difficulties in raising equity from potential real estate investors in this market, our property acquisition executives are now grappling with greater uncertainty surrounding the valuation levels for prime commercial investment real estate.  We believe that the current turmoil in the debt markets, as well as perceptions about the future U.S. economy and interest rates, are producing a larger than normal divergence in the perception of value and future relative investment performance of commercial properties.  While we generally believe that such an environment has the potential to produce some exceptional property acquisition opportunities, caution, perspective and disciplined underwriting standards can significantly impact the timing of any future acquisitions.  Consequently, our ability to provide a regular stream of real estate investment product necessary to grow our overall investment banking/investment services business remains uncertain as 2008 begins.  We also continue to rely solely on our in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time (i.e., invest in a Sponsored REIT).  We continue to evaluate whether our in-house sales force is capable, either through our existing client base or through new clients, of raising sufficient investment capital in Sponsored REITs to achieve future performance objectives.

Discontinued Operations

During the year ended December 31, 2007, the Company disposed of five office properties.  The five office properties are located in Greenville, South Carolina; Alpharetta, Georgia; San Diego, California; Westford, Massachusetts and Austin, Texas.  The operating results for these real estate assets have been reflected as discontinued operations in the financial statements for the three months ended March 31, 2007.

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

The following table shows results for the three months ended March 31, 2008 and 2007.

(in thousands)
	Three months ended March 31,
Revenue:	2008	2007	Change
Rental	$26,656	$25,104	$1,552
Related party revenue:
Syndication fees	205	2,956	(2,751)
Transaction fees	168	3,081	(2,913)
Management fees and interest income from loans	561	1,817	(1,256)
Other	20	38	(18)
Total revenue	27,610	32,996	(5,386)

Expenses:
Real estate operating expenses	6,699	6,207	492
Real estate taxes and insurance	4,279	4,168	111
Depreciation and amortization	7,359	7,177	182
Selling, general and administrative	2,009	1,888	121
Commissions	158	1,559	(1,401)
Interest	1,192	2,676	(1,484)
Total expenses	21,696	23,675	(1,979)

Income before interest income, equity in earnings (losses) in non-consolidated REITs and taxes	5,914	9,321	(3,407)
Interest income	303	653	(350)
Equity in earnings (losses) in non-consolidated REITs	793	(616)	1,409

Income before taxes	7,010	9,358	(2,348)
Income tax (benefit) expense	(376)	295	(671)

Income from continuing operations	7,386	9,063	(1,677)
Income from discontinued operations	-	669	(669)

Net income	$7,386	$9,732	$(2,346)

Comparison of the three months ended March 31, 2008  to the three months ended March 31,  2007:

Revenues

Total revenues decreased by $5.4 million to $27.6 million for the quarter ended March 31, 2008, as compared to $33.0 million for the quarter ended March 31, 2007.  The decrease was primarily a result of:

o
A $5.7 million decrease in syndication fees and transaction (loan commitment) fees, which was principally a result of the decrease in gross syndication proceeds in for the quarter ended March 31, 2008 compared to the same period in 2007.

o
A decrease in loan interest income of approximately $1.3 million, which was principally a result of larger loan receivable balance during the first quarter of 2007 as compared the first quarter of 2008, from which interest income is derived.  The impact of this decrease was also greater as a result of a lower interest rate charged for the first quarter of 2008 compared to 2007.

These decreases were partially offset by:

o
An increase to rental revenue of approximately $1.6 million arising primarily from the acquisition of a property in Maryland in June 2007 and the benefit of net increases in leasing made over the last twelve months.

Expenses

Total expenses decreased by $2.0 million to $21.8 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The decrease was primarily a result of:

o	A decrease in commission expense of $1.4 million, which was principally a result of the decrease in gross syndication proceeds in the quarter compared to the same period in 2007.
o
A decrease in interest expense of approximately $1.5 million primarily resulting from a lower average loan balances outstanding during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 and lower interest rates during the three months ended March 31, 2008 compared to the 2007 period.

These decreases were partially offset by:

o
An increase in real estate operating expenses and real estate taxes and insurance of approximately $0.6 million, and depreciation of $0.2 million, which were primarily from the acquisition of a property in Maryland in June 2007.

o
Selling, general and administrative expenses, which increased insignificantly by $0.1 million to $2.0 million for the three months ended March 31, 2008 compared to same period in 2007.  We had 37 and 38 employees as of March 31, 2008 and 2007, respectively, at our headquarters in Wakefield.

Interest income

Interest income decreased $0.3 million to $0.3 million during the three months ended March 31, 2008, which was primarily a result of a lower average interest rates on invested funds and a lower average balance of cash and cash equivalents in 2008 compared to the same period in 2007.

Equity in earnings (losses) of non-consolidated REITs

Equity in earnings (losses) from non-consolidated REITs increased approximately $1.4 million to $0.8 million, which was principally a result of our preferred stock investments in East Wacker, which we acquired in December 2007, and equity in earnings of non-consolidated REITs in the first quarter of 2008 compared to losses in the first quarter of 2007.

Taxes on income

Taxes on income decreased $0.7 million to a credit of $0.4 million in the first quarter of 2008 compared to the first quarter of 2007.  The decrease was primarily due to a taxable loss from the investment banking and investment services business in the 2008 period compared to 2007.  During the first quarter in each of 2008 and 2007, we had an effective tax rate of 40.3%.

Income from continuing operations

The resulting income from continuing operations for the first quarter of 2008 decreased $1.7 million to $7.4 million from $9.1 million in the first quarter of 2007 for the reasons discussed above.

Discontinued operations

During 2007, we completed the sale of five properties.  Accordingly, the properties sold are reported as discontinued operations on our financial statements for the relevant periods presented.  There was income from discontinued operations of $0.7 million for the three months ended March 31, 2007 related to the properties sold.

The Company will continue to evaluate its portfolio, and from time-to-time may decide to dispose of other properties.

Net Income

Net income for the three months ended March 31, 2008 decreased $2.3 million to $7.4 million compared to $9.7 million for the three months ended March 31, 2007, for the reasons discussed above.

Liquidity and Capital Resources

Cash and cash equivalents were $32.2 million and $47.0 million at March 31, 2008 and December 31, 2007, respectively. This decrease of $14.8 million is attributable to $8.5 million provided by operating activities, less $1.4 million used for investing activities, less $21.9 million used by financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations, cash anticipated to be generated by fees and commissions from the sale of preferred stock in future Sponsored REITs and our line of credit will be sufficient to meet working capital requirements and anticipated capital expenditures and improvements for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly formed Sponsored REITs.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of interest on the part of investors in purchasing shares of Sponsored REITs and the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $8.5 million is primarily attributable to net income of $7.4 million, plus the add-back of $7.5 million of non-cash activity and $0.5 million of distributions from non-consolidated REITs and was partially offset by increases in tenant receivables and prepaid and other expenses of $0.6 million and decreases in accrued expenses and compensation of $5.5 million and payment of leasing commissions of $0.8 million.

Investing Activities

Our cash used for investing activities of $1.4 million is primarily attributable to additions to real estate investments and office equipment of approximately $1.8 million and a loan made to a Sponsored REIT in March 2008 of approximately $1.0 million that is classified in other assets on our balance sheet, which were partially offset by approximately $1.4 million of proceeds received from the syndication in process with FSP Grand Boulevard Corp.

Financing Activities

Our cash used by financing activities of $21.9 million is primarily attributable to distributions to shareholders.

Line of Credit

We have a revolving line of credit agreement with a group of banks providing for borrowings at our election of up to $250,000,000 that matures on August 11, 2011.  Borrowings under our line of credit bear interest at either the bank's prime rate (5.25% at March 31, 2008) or a rate equal to LIBOR plus 100 basis points (3.70% at March 31, 2008). There were borrowings of $84,750,000 at the LIBOR plus 100 basis point rate at a weighted average rate of 4.8% and 6.2% outstanding under our line of credit at March 31, 2008 and December 31, 2007, respectively.  The weighted average interest rate on amounts outstanding during the three months ended March 31, 2008 and 2007 was approximately 4.77% and 6.57%, respectively; and for the year ended December 31, 2007 was approximately 6.51%.  We believe that we are in compliance with all bank covenants required by our line of credit.

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

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a revolving line of credit secured by a mortgage.  As of March 31, 2008, we were committed to fund up to $5.5 million to one Sponsored REIT under such an arrangement for the purpose of funding capital expenditures and leasing costs of which $1.0 million was drawn in March 2008. We anticipate that any advances made under this revolving line of credit will be repaid at its maturity on December 31, 2010 or earlier from long-term financing of the property, cash flows from the property or a capital event.

We may be subject to various legal proceedings and claims that arise in the ordinary course of its business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Assets Held for Syndication

As of March 31, 2008 and December 31, 2007, we had one asset held for syndication, a property in Kansas City, Missouri.

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

In December 2007, we entered into a secured promissory note for a revolving line of credit, which we refer to as the Revolver, for up to $5.5 million with a Sponsored REIT, FSP Highland Place I Corp., that owns an office building in Englewood, Colorado, of which $1.0 million was drawn in March 2008.  Advances under the Revolver bear interest at a rate equal to the 30 day LIBOR rate plus 200 basis points.  The Revolver was made for the purpose of funding capital expenditures and other costs of leasing.  We anticipate that any advances made under the Revolver will be repaid at its maturity on December 31, 2010 or earlier from long-term financing of the property, cash flows from the property or a capital event.

On March 19, 2008, we entered into an agreement and plan of merger to acquire Park Ten Development by merger for a total purchase price of approximately $35.4 million. Upon completion of the acquisition, the existing holders of preferred stock in FSP Park Ten Development Corp. will receive cash consideration of approximately $127,290 per share. The acquisition will be effected by merging a wholly owned acquisition subsidiary of the Company with and into Park Ten Development.  As of March 31, 2008, the agreement and plan of merger had been approved by our Board of Directors and Park Ten Development’s Board of Directors.  Consummation of the acquisition requires the approval of Park Ten Development's stockholders.  The acquisition is expected to close on or about May 15, 2008.

For a discussion of transactions between us and related parties during 2007, see Footnote No. 4 “Related Party Transactions” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the three months ended March 31, 2008 and 2007, the rental income exceeded the expenses for each individual property, with the exception of a property located in Westford, Massachusetts, which we sold on July 16, 2007, a property located in Federal Way, Washington, and a property located in San Jose, California.  The Westford, Massachusetts property had operating expenses of approximately $86,000 for the three months ended March 31, 2007.  The San Jose, California property had rental income that exceeded expenses during the three months ended March 31, 2008 and had rental income of $100,000 and operating expenses of $124,000 for the three months ended March 31, 2007.  The property at Federal Way, Washington had a single tenant lease, which expired September 14, 2006.  The building was vacant during the three months ended March 31, 2007 and generated no revenue.  Over the remainder of 2007 we signed leases with two tenants for approximately 12% of the space, which generated rental income of $69,000 during the three months ended March 31, 2008; however we expect the property will not produce revenue to cover its expenses in the second quarter of 2008.  The Federal Way property had operating expenses of $140,000 and $139,000 for the three months ended March 31, 2008 and 2007, respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We were not a party to any derivative financial instruments at or during the three months ended March 31, 2008.

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

We borrow from time-to-time on our line of credit.  These borrowings bear interest at the bank’s base rate (5.25% at March 31, 2008) or at 30 day LIBOR plus 100 basis points (3.70% at March 31, 2008), as elected by us when requesting funds as defined.  Generally the borrowings are for 30 day LIBOR plus 100 Basis points.  As of March 31, 2008 and December 31, 2007, we had two borrowings totaling $84,750,000 in the aggregate at the 30 day LIBOR plus 100 basis point rate, representing a weighted average rate of 4.8% and 6.2%, outstanding under the line of credit, respectively.  We have drawn on this line of credit, and intend to draw on this line of credit in the future for a variety of corporate purposes, including the funding of interim mortgage loans to Sponsored REITs and the acquisition of properties that we acquire directly for our portfolio.  Generally interim mortgage loans bear interest at the same variable rate payable by us under our line of credit.  We also may draw on this line of credit to fund advances we may make under a $5.5 million revolving credit facility (which we refer to as the Revolver) that we provided to a Sponsored REIT, FSP Highland Place I Corp., that owns an office building in Englewood, Colorado in December 2007, of which, $1.0 million was drawn in March 2008.  Advances under the Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 200 basis points.  We anticipate that any advances made under the Revolver will be repaid at its maturity on December 31, 2010 or earlier from long-term financing of the property, cash flows from the property or a capital event.  We therefore believe that we have mitigated our interest rate risk with respect to our borrowings for both interim mortgage and Revolver loans.  Historically we have satisfied obligations arising from interim or other financing of acquisitions through cash or sale of properties in our portfolio.  We believe that we can mitigate interest rate risk with respect to borrowings for interim or other financing of acquisitions as well.

The following table presents as of March 31, 2008 our contractual variable rate borrowings under the line of credit, which matures August 11, 2011:

	Payment due by period
	(in thousands)
	Total	2008	2009	2010	2011	2012	After 2012
Line of credit	$ 84,750	$ 84,750	$ -	$ -	$ -	$ -	$ -
Total	$ 84,750	$ 84,750	$ -	$ -	$ -	$ -	$ -

If market rates of our line of credit borrowings at maturity increased by 10%, or approximately 48 basis points, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.4 million annually.  We do not believe that the interest rate risk represented by our variable rate borrowings is material as of March 31, 2008.

Item 4.    Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Trends and Uncertainties in Part I, “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations”).   In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by Franklin Street Properties Corp. during the quarter ended March 31, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1) (2)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1) (2)
01/01/08-01/31/08	0	N/A	0	$31,240,465
02/01/08-02/29/08	0	N/A	0	$31,240,465
03/01/08-03/31/08	0	N/A	0	$31,240,465
Total:	0	N/A	0	$31,240,465

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

The Exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: April 29, 2008	/s/ George J. Carter George J. Carter	Chief Executive Officer and Director (Principal Executive Officer)

Date: April 29, 2008	/s/ John G. Demeritt John G. Demeritt	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

2.1(1)	Agreement and Plan of Merger by and among FSP Corp., Park Ten Phase II Acquisition Corp. and FSP Park Ten Development Corp. dated as of March 19, 2008.

3.1(2)	Articles of Incorporation

3.2(3)	Amended and Restated By-laws

10.1(4)
Third Amended and Restated Loan Agreement dated as of October 19, 2007 by and among the Company, certain wholly-owned subsidiaries of the Company, RBS Citizens, National Association, Bank of America, N.A., Wachovia Bank, National Association and Chevy Chase Bank, F.S.B.

31.1*	Certification of the President and Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________

(1)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on March 21, 2008 (File No. 001-32470).
(2)	Incorporated by reference to FSP Corp.’s Form 8-A, filed April 5, 2005 (File No. 001-32470).
(3)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on May 15, 2006 (File No. 001-32470).
(4)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on October 22, 2007 (File No. 001-32470).

* Filed herewith