Form 10-Q
period 2008-06-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2008-07-29
CIK 1031316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.

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

The number of shares of common stock outstanding as of July 28, 2008 was 70,480,705.

Franklin Street Properties Corp.

Form 10-Q

Quarterly Report
June 30, 2008

Table of Contents

Part I.	Financial Information
			Page
	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	3

		Condensed Consolidated Statements of Income for the three and six months ended
		June 30, 2008 and 2007	4

		Condensed Consolidated Statements of Cash Flows for the six months ended
		June 30, 2008 and 2007	5-6

		Notes to Condensed Consolidated Financial Statements	7-17

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	18-26

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

	Item 4.	Controls and Procedures	28

Part II.	Other Information

	Item 1.	Legal Proceedings	29

	Item 1A.	Risk Factors	29

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

	Item 3.	Defaults Upon Senior Securities	30

	Item 4.	Submission of Matters to a Vote of Security Holders	30

	Item 5.	Other Information	30

	Item 6.	Exhibits	30

Signatures			31

PART I – FINANCIAL INFORMATION
Item 1.                 Financial Statements

Franklin Street Properties Corp.
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
(in thousands, except share and par value amounts)	2008	2007
Assets:
Real estate assets:
Land	$100,440	$99,140
Buildings and improvements	778,107	743,027
Fixtures and equipment	219	212
	878,766	842,379
Less accumulated depreciation	63,056	52,060
Real estate assets, net	815,710	790,319
Acquired real estate leases, less accumulated amortization
of $28,213 and $23,401, respectively	30,905	33,695
Investment in non-consolidated REITs	84,609	85,663
Assets held for syndication, net	14,039	26,310
Cash and cash equivalents	34,386	46,988
Restricted cash	336	336
Tenant rent receivables, less allowance for doubtful accounts
of $509 and $430, respectively	989	1,472
Straight-line rent receivable, less allowance for doubtful accounts
of $261 and $261, respectively	7,894	7,387
Prepaid expenses	1,061	1,395
Other assets	1,588	406
Office computers and furniture, net of accumulated depreciation
of $1,038 and $968, respectively	331	309
Deferred leasing commissions, net of accumulated amortization
of $2,574, and $1,975, respectively	10,509	9,186
Total assets	$1,002,357	$1,003,466

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$109,995	$84,750
Accounts payable and accrued expenses	18,984	20,255
Accrued compensation	1,845	1,564
Tenant security deposits	1,810	1,874
Acquired unfavorable real estate leases, less accumulated amortization
of $1,455, and $1,226, respectively	4,883	4,405
Total liabilities	137,517	112,848

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.0001 par value, 180,000,000 shares authorized, 70,480,705 and 70,480,705 shares issued and outstanding, respectively	7	7
Additional paid-in capital	889,019	889,019
Earnings (distributions) in excess of accumulated earnings/distributions	(24,186)	1,592
Total stockholders’ equity	864,840	890,618
Total liabilities and stockholders’ equity	$1,002,357	$1,003,466
The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007

Revenue:
Rental	$27,700	$22,896	$54,356	$48,001
Related party revenue:
Syndication fees	3,257	3,448	3,462	6,403
Transaction fees	3,138	3,761	3,306	6,842
Management fees and interest income from loans	423	1,862	984	3,679
Other	19	9	39	47
Total revenue	34,537	31,976	62,147	64,972

Expenses:
Real estate operating expenses	7,116	5,668	13,815	11,875
Real estate taxes and insurance	4,505	3,923	8,784	8,092
Depreciation and amortization	7,591	6,778	14,950	13,954
Selling, general and administrative	2,621	2,000	4,630	3,888
Commissions	1,654	1,754	1,812	3,313
Interest	1,051	1,622	2,243	4,298

Total expenses	24,538	21,745	46,234	45,420

Income before interest income, equity in earnings (losses) of
non-consolidated REITs and taxes	9,999	10,231	15,913	19,552
Interest income	176	560	479	1,213
Equity in earnings (losses) of non-consolidated REITs	694	(142)	1,487	(758)

Income before taxes	10,869	10,649	17,879	20,007
Income tax expense (benefit)	335	425	(41)	721

Income from continuing operations	10,534	10,224	17,920	19,286
Income from discontinued operations	-	662	-	1,331
Gain on sale of assets	-	21,590	-	21,590

Net income	$10,534	$32,476	$17,920	$42,207

Weighted average number of shares outstanding,
basic and diluted	70,481	70,766	70,481	70,766

Earnings per share, basic and diluted, attributable to:
Continuing operations	$0.15	$0.14	$0.25	$0.27
Discontinued operations	-	0.01	-	0.02
Gains on sales of assets	-	0.31	-	0.31
Net income per share, basic and diluted	$0.15	$0.46	$0.25	$0.60
The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income	$17,920	$42,208
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on assets sold	-	(21,590)
Depreciation and amortization expense	14,973	14,938
Amortization of above market lease	2,259	2,569
Equity in earnings (losses) from non-consolidated REITs	(1,487)	725
Distributions from non-consolidated REITs	2,277	723
Increase in bad debt reserve	79	-
Changes in operating assets and liabilities:
Restricted cash	1	79
Tenant rent receivables, net	404	334
Straight-line rents, net	(507)	(2,049)
Prepaid expenses and other assets, net	160	861
Accounts payable and accrued expenses	(2,002)	(2,074)
Accrued compensation	281	(1,726)
Tenant security deposits	(64)	39
Payment of deferred leasing commissions	(2,131)	(2,669)

Net cash provided by operating activities	32,163	32,368

Cash flows from investing activities:
Purchase of real estate assets, office computers and furniture, capitalized merger costs	(34,903)	(72,416)
Purchase of acquired favorable and unfavorable leases	(2,067)	(3,726)
Investment in non-consolidated REITs	(10)	(9)
Investment in loan receivable	(1,000)	-
Redemption of certificate of deposit	-	5,143
Investment in assets held for syndication, net	11,698	(74,420)
Proceeds received on sales of real estate assets	-	74,812

Net cash used in investing activities	(26,282)	(70,616)

Cash flows from financing activities:
Distributions to stockholders	(43,698)	(43,875)
Repayments under bank note payable	25,245	119,750
Deferred financing costs	(30)	-

Net cash (used in) provided by financing activities	(18,483)	75,875

Net increase (decrease) in cash and cash equivalents	(12,602)	37,627

Cash and cash equivalents, beginning of period	46,988	69,973

Cash and cash equivalents, end of period	$34,386	$107,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2008	2007

Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$2,027	$963
Deposits on investments in assets held for syndication	$-	$5,010
Investment in non-consolidated REITs converted to real estate assets
and acquired real estate leases in conjunction with merger	$1,162	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
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

The Company owns and operates a portfolio of real estate, which consisted of 27 properties as of June 30, 2008.  From time-to-time the Company may acquire real estate or invest in real estate by purchasing shares of preferred stock offered in syndications of Sponsored REITs.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

On May 15, 2008, the Company acquired one of its Sponsored REITs, FSP Park Ten Development Corp. (“Park Ten Development”) by merging a wholly-owned subsidiary of the Company with and into Park Ten Development for a total purchase price of approximately $35.4 million.  The holders of preferred stock in Park Ten Development received cash consideration of approximately $127,290 per share.  The merger was accounted for as a purchase and the acquired assets and liabilities were recorded at their fair value.

Properties

The following table summarizes the Company’s investment in real estate assets, excluding assets held for syndication and assets held for sale:

	As of
	June 30,
	2008	2007
Commercial real estate:
Number of properties	27	25
Square feet	5,153,396	4,672,475

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other period.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.      Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements (continued)

Reclassifications

Certain amounts from the 2007 income statement have been reclassified to conform to the 2008 presentation.  The reclassification primarily reflected a state tax on gross receipts as an income tax, which is further described in the income tax footnote.  The reclassification changed the amount of real estate taxes and insurance and income taxes presented on the Company’s 2007 income statement.   There was no change to net income as a result of this reclassification.

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of this standard did not have a material impact on the Company’s financial position, operations or cash flow.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material impact the Company’s financial position, results of operations or cash flows.

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

2.      Investment Banking/Investment Services Activity

During the six months ended June 30, 2008, the Company has sold on a best efforts basis, through private placements, preferred stock in the following Sponsored REITs:

Sponsored REIT	Property Location	Gross Proceeds (1)
		(in thousands)
FSP Grand Boulevard Corp.	Kansas City, MO	$21,175
FSP 385 Interlocken Development Corp.	Broomfield, CO	31,350
	Total	$52,525

(1). The syndications of FSP Grand Boulevard Corp. (“Grand Boulevard”), which commenced in September 2007, and FSP 385 Interlocken Development Corp. (“385 Interlocken”), which commenced in June 2008, were not complete at June 30, 2008.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.      Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At June 30, 2008, the Company held an interest in twelve Sponsored REITs.  Ten were fully syndicated and the Company no longer derives economic benefits or risks from the common stock interest that is retained in them.  The Company holds a non-controlling preferred stock investment in two of these Sponsored REITs, FSP Phoenix Tower Corp. (“Phoenix Tower”) and FSP 303 East Wacker Drive Corp. (“East Wacker”), from which it continues to derive economic benefits and risks.  The remaining entities that were not fully syndicated at June 30, 2008 are Grand Boulevard and 385 Interlocken.  Grand Boulevard has a carrying value of approximately $14.0 million and $26.3 million on the accompanying condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007, respectively and is classified as an asset held for syndication.

The table below shows the Company’s share of revenues and expenses from Sponsored REITs prior to consolidation.  Management fees of $18,000 and interest expense on acquisition loans made by the Company to Sponsored REITs for the six months ended June 30, 2007 are eliminated in consolidation.

Six Months Ended
June 30,
(in thousands)	2007

Operating Data:
Rental revenues	$2,079
Operating and maintenance
expenses	(1,102)
Depreciation and amortization	(442)
Interest expense	(992)
Interest income	39
$(418)

Equity in earnings (losses) of investment in non-consolidated Sponsored REITs:

The following table includes equity in earnings (losses) of investments in non-consolidated Sponsored REITs:

	Six Months Ended
	June 30,
(in thousands)	2008	2007

Equity in earnings (losses) of Sponsored REITs	$103	$(850)
Equity in earnings (losses) of Park Ten Development	9	(11)
Equity in earnings of Phoenix Tower	14	103
Equity in earnings of East Wacker	1,361	-
	$1,487	$(758)

Equity in earnings (losses) of investments in Sponsored REITs is derived from the Company’s share of income or losses following the commencement of syndication of Sponsored REITs.  Following the commencement of syndication, the Company exercises influence over, but does not control these entities, and investments are accounted for using the equity method.

Equity in earnings (losses) of Park Ten Development was derived from the Company’s preferred stock investment in the entity.  In September 2005, the Company acquired 8.5 preferred shares or 3.05% of the authorized preferred shares of Park Ten Development via a non-monetary exchange of land valued at $850,000.  The Company acquired Park Ten Development by merger on May 15, 2008, which merger was accounted for as a purchase, and the acquired assets and liabilities were recorded at their fair value.

Equity in earnings of Phoenix Tower is derived from the Company’s preferred stock investment in the entity.  In September 2006, the Company purchased 48 preferred shares or 4.6% of the outstanding preferred shares of Phoenix Tower for $4,116,000 (which represented $4,800,000 at the offering price net of commissions of $384,000 and fees of $300,000 that were excluded).

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
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

The Company recorded distributions declared of $2,277,000 and $723,000 from Sponsored REITs during the six months ended June 30, 2008 and 2007, respectively.

Non-consolidated Sponsored REITs:

The Company has in the past acquired by merger entities similar to the Sponsored REITs.  On March 19, 2008, the Company entered into an agreement and plan of merger to acquire Park Ten Development by merger for a total purchase price of approximately $35.4 million. Upon completion of the acquisition on May 15, 2008, the holders of preferred stock in Park Ten Development received cash consideration of approximately $127,290 per share. The acquisition was effected by merging a wholly-owned subsidiary of the Company with and into Park Ten Development.  Consummation of the acquisition required the approval of Park Ten Development's stockholders.  The Company’s business model for growth includes the potential acquisition by merger in the future of Sponsored REITs.  The Company has no legal or any other enforceable obligation to acquire or to offer to acquire any Sponsored REIT.  In addition, any offer (and the related terms and conditions) that might be made in the future to acquire any Sponsored REIT would require the approval of the boards of directors of the Company and the Sponsored REIT and the approval of the shareholders of the Sponsored REIT.

The operating data below for 2008 includes operations of the twelve Sponsored REITs the Company held an interest in as of June 30, 2008, and Park Ten Development from January through May 14, 2008.  The Company acquired Park Ten Development by merger on May 15, 2008.  The operating data for 2007 includes operations of the eleven Sponsored REITs the Company held an interest in as of June 30, 2007.

At June 30, 2008, December 31, 2007 and June 30, 2007, the Company had ownership interests in twelve, twelve and eleven Sponsored REITs, respectively.  Summarized financial information for these Sponsored REITs is as follows:

	June 30,	December 31,
(in thousands)	2008	2007

Balance Sheet Data (unaudited):
Real estate, net	$680,765	$684,441
Other assets	120,506	96,180
Total liabilities	(186,472)	(202,757)
Shareholders' equity	$614,799	$577,864

	For the Six Months Ended
	June 30,
(in thousands)	2008	2007

Operating Data (unaudited):
Rental revenues	$51,031	$44,921
Other revenues	1,046	1,513
Operating and maintenance expenses	(25,412)	(22,334)
Depreciation and amortization	(12,104)	(10,512)
Interest expense	(5,725)	(13,510)
Net income	$8,836	$78

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.      Related Party Transactions and Investments in Non-consolidated Entities (continued)

Syndication fees and Transaction fees:

The Company provides syndication and real estate acquisition advisory services for Sponsored REITs.  Syndication and transaction fees from non-consolidated entities amounted to approximately $6,768,000 and $13,245,000 for the six months ended June 30, 2008 and 2007, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $473,000 and $477,000 for the six months ended June 30, 2008 and 2007, respectively.  The Company typically makes interim mortgage loans to Sponsored REITs that enable Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests.  The interim mortgage loans are subsequently repaid out of offering proceeds.

In December 2007, the Company entered into a secured promissory note for a revolving line of credit (the “Revolver”) for up to $5.5 million with a Sponsored REIT, FSP Highland Place I Corp., that owns an office building in Englewood, Colorado, of which $1.0 million was drawn in March 2008 and remained outstanding as of June 30, 2008.  The balance of this loan is classified in other assets.  Advances under the Revolver bear interest at a rate equal to the 30 day LIBOR rate plus 200 basis points.  The Revolver was made for the purpose of funding capital expenditures and other costs of leasing.  The Company anticipates that any advances made under the Revolver will be repaid at its maturity on December 31, 2010 or earlier from long-term financing of the property, cash flows from the property or a capital event.

The Company recognized interest income from interim mortgage loans and advances on the Revolver of approximately $510,000 and $3,202,000 for the six months ended June 30, 2008 and 2007, respectively.

4.      Bank Note Payable

The Company has a revolving line of credit agreement (the "Loan Agreement") with a group of banks providing for borrowings at the Company’s election of up to $250,000,000, which matures on August 11, 2011.  Borrowings under the line of credit bear interest at either the bank's prime rate (5.00% at June 30, 2008) or a rate equal to LIBOR plus 100 basis points (3.46% at June 30, 2008). There were borrowings of $109,995,000 and $84,750,000 at the LIBOR plus 100 basis point rate at a weighted average rate of 3.47% and 6.20% outstanding under the line of credit at June 30, 2008 and December 31, 2007, respectively.  The weighted average interest rate on amounts outstanding during the six months ended June 30, 2008 and 2007 was approximately 4.15% and 6.57%, respectively; and for the year ended December 31, 2007 was approximately 6.51%.

The Loan Agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the maintenance of at least $1,500,000 in operating cash accounts, a minimum unencumbered cash and liquid investments balance and tangible net worth; limitations on permitted secured debt and compliance with various debt and operating income ratios, as defined in the Loan Agreement. The Company was in compliance with the Loan Agreement's financial covenants as of June 30, 2008 and December 31, 2007.

5.      Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at June 30, 2008 and 2007.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.      Discontinued Operations

During 2007, the Company sold five properties.  Accordingly, each of the five properties sold are classified as discontinued operations on our financial statements.  Income from discontinued operations was approximately $1,331,000 for the six months ended June 30, 2007.

The operating results for these real estate assets have been reflected as discontinued operations in the condensed consolidated statements of income for all periods presented, and are summarized below:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30,		June 30,
	2008	2007	2008	2007
Rental revenue	$-	$1,842	$-	$3,722
Rental operating expenses	-	(468)	-	(940)
Real estate taxes and insurance	-	(234)	-	(493)
Depreciation and amortization	-	(486)	-	(966)
Interest income	-	8	-	8
Net income from discontinued operations	$-	$662	$-	$1,331

7.      Business Segments

The Company operates in two business segments: real estate operations (including real estate leasing, interest income on interim acquisition and other financings and asset/property management) including discontinued operations and investment banking/investment services (including real estate acquisition, development services and broker/dealer services).  The Company has identified these segments because this information is the basis upon which management makes decisions regarding resource allocation and performance assessment.  The accounting policies of the reportable segments are the same as those described in the “Significant Accounting Policies” in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007.   The Company’s operations are located entirely in the United States of America.

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

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7.      Business Segments (continued)

The calculation of FFO by business segment is shown in the following table:

(in thousands)	Real Estate Operations	Investment Banking/ Investment Services	Total
Three Months Ended March 31, 2008
Net Income	$7,874	$(488)	$7,386
Equity in income of non-consolidated REITs	(793)	-	(793)
Distributions from non-consolidated REITs	546	-	546
Depreciation and amortization	8,464	34	8,498

Funds From Operations	$16,091	$(454)	$15,637

Three Months Ended June 30, 2008
Net Income	$7,182	$3,352	$10,534
Equity in income of non-consolidated REITs	(694)	-	(694)
Distributions from non-consolidated REITs	1,731	-	1,731
Depreciation and amortization	8,677	35	8,712

Funds From Operations	$16,896	$3,387	$20,283

Six Months Ended June 30, 2008
Net Income	$15,056	$2,864	$17,920
Equity in income of non-consolidated REITs	(1,487)	-	(1,487)
Distributions from non-consolidated REITs	2,277	-	2,277
Depreciation and amortization	17,141	69	17,210

Funds From Operations	$32,987	$2,933	$35,920

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7.           Business Segments (continued)

(in thousands)	Real Estate Operations	Investment Banking/ Investment Services	Total
Three Months Ended March 31, 2007
Net Income	$6,548	$3,184	$9,732
Equity in losses of non-consolidated REITs	583	-	583
Distributions from non-consolidated REITs	281	-	281
Depreciation and amortization	8,960	30	8,990

Funds From Operations	$16,372	$3,214	$19,586

Three Months Ended June 30, 2007
Net Income	$28,464	$4,012	$32,476
Gain on sale of assets, net	(21,590)	-	(21,590)
Equity in losses of non-consolidated REITs	142	-	142
Distributions from non-consolidated REITs	442	-	442
Depreciation and amortization	8,468	31	8,499

Funds From Operations	$15,926	$4,043	$19,969

Six Months Ended June 30, 2007
Net Income	$35,012	$7,196	$42,208
Gain on sale of assets, net	(21,590)	-	(21,590)
Equity in losses of non-consolidated REITs	725	-	725
Distributions from non-consolidated REITs	723	-	723
Depreciation and amortization	17,428	61	17,489

Funds From Operations	$32,298	$7,257	$39,555

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.      Business Segments (continued)

The following table is a summary of other financial information by business segment:

(in thousands)	Real Estate Operations	Investment Banking/ Investment Services	Total

Three Months Ended June 30, 2008
Revenue	$28,142	$6,395	$34,537
Interest income	170	6	176
Interest expense	1,051	-	1,051
Capital expenditures	2,245	-	2,245

Six Months Ended June 30, 2008
Revenue	$55,379	$6,768	$62,147
Interest income	461	18	479
Interest expense	2,243	-	2,243
Capital expenditures	5,596	-	5,596

Identifiable Assets as of June 30, 2008	$995,973	$6,384	$1,002,357

Three Months Ended June 30, 2007
Revenue	$24,767	$7,209	$31,976
Interest income	540	20	560
Interest expense	1,622	-	1,622
Capital expenditures	2,193	-	2,193

Six Months Ended June 30, 2007
Revenue	$51,727	$13,246	$64,973
Interest income	1,184	29	1,213
Interest expense	4,298	-	4,298
Capital expenditures	5,048	-	5,048

Identifiable Assets as of June 30, 2007	$1,057,718	$5,532	$1,063,250

8.      Cash Dividends

The Company declared and paid dividends as follows (in thousands, except per share amounts):

Quarter Paid	Dividends Per Share	Total Dividends

First quarter of 2008	$0.31	$21,849
Second quarter of 2008	$0.31	$21,849

First quarter of 2007	$0.31	$21,937
Second quarter of 2007	$0.31	$21,938

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a taxable REIT subsidiary (“TRS”).  In the case of TRSs, the Company’s ownership of securities in all TRSs generally cannot exceed 20% of the value of all of the Company’s assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company’s assets.   FSP Investments LLC and FSP Protective TRS Corp, which are subsidiaries of the Company, are TRSs and operate as taxable corporations under the Code and have accounted for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.

Income taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company’s assets and liabilities.  In estimating future tax consequences, potential future events are considered except for potential changes in income tax law or in rates.

The Company follows the provisions of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which has not resulted in recording a liability or recognition of any accrued interest or penalties.  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption of FIN 48.  The Company and one or more of its subsidiaries files income tax returns in the U.S federal jurisdiction and various state jurisdictions.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2004 and thereafter.

The income tax expense reflected in the condensed consolidated statements of income related to the TRS was a tax benefit of $158,000 for the six months ended June 30, 2008 and tax expense of $613,000 for the six months ended June 30, 2007.  The expense differs from the amounts computed by applying the Federal statutory rate of 34% to income before income taxes as follows:

	For the
	Six Months Ended
	June 30,
(in thousands)	2008	2007

Federal income tax expense (credit) at statutory rate	$(133)	$518
Increase in taxes resulting from:
State income taxes (credit), net of federal impact	(25)	95
Revised Texas franchise tax	117	108
	$(41)	$721

No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRS.

In May 2006, the State of Texas enacted a new business tax (the “Revised Texas Franchise Tax”) that replaced its existing franchise tax, which the Company became subject to.  The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure it is considered an income tax and is accounted for in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  The Company recorded a provision in income taxes on its income statement of $117,000 and $108,000 for the six months ended June 30, 2008 and 2007, respectively.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.     Subsequent Event

The Company declared a cash distribution of $0.19 per share on July 21, 2008 to stockholders of record on July 31, 2008 payable on August 20, 2008.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007.  Historical results and percentage relationships set forth in the condensed consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation disruptions in the debt market,  changes in economic conditions in the markets in which we own properties, changes in the demand by investors for investment in Sponsored REITs, risks of a lessening of demand for the types of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  See the factors set forth below under the caption, Item 1A. “Risk Factors”.  Although we believe the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Trends and Uncertainties

Debt Market Conditions

Because interest rate levels and the availability of financing may affect real estate values, occupancy levels, property income and the propensity and the ability of investors to invest in Sponsored REITs, debt market conditions have affected, and likely will continue to affect, our business. The debt market is currently experiencing unprecedented disruptions, including reduced liquidity and increased credit risk premiums for certain market participants.  These conditions, which increase the cost and reduce the availability of debt, may continue or worsen in the future.  At this time, we cannot predict the extent or duration of any negative impact that the current debt market conditions will have on our business.

On July 21, 2008, we announced that our board of directors declared a regular quarterly dividend for the three months ended June 30, 2008 of $0.19 per share of common stock, representing a reduction of $0.12 per share of common stock from the $0.31 per share of common stock regular quarterly dividend that we had paid since becoming a publicly-traded company in June 2005.  Our July 21, 2008 announcement noted that we had experienced a significant slowing of activity in, and lower profit contribution from, two transactional components of our business, investment banking/investment services and property dispositions, since the onset of the current debt market disruption.   Our July 21, 2008 announcement also noted that, while our ongoing/recurring real estate operations continued to show solid performance, our board of directors believed that it was prudent to better align our regular quarterly dividends with the results of our current real estate operations only, without taking into account the results of our less predictable transactional operations.  The reduction of our regular quarterly dividend reflects our uncertainty about the ultimate duration and severity of the current debt market conditions and the associated turmoil in the capital markets and their impact on our transactional businesses.

Real Estate Operations

Our real estate portfolio was approximately 93% leased as of June 30, 2008, which occupancy level is generally consistent with our occupancy levels over the past two quarterly periods. Although we ended 2007 with strong leasing activity in most of our markets, we have not seen a similar level of activity so far in 2008.  In fact, leasing activity has slowed in most of our markets.  Notable exceptions include our markets with strong energy drivers, including Houston and parts of Denver.  Approximately 3% of our portfolio’s total square footage is projected to expire over the remainder of 2008.

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

Investment Banking/Investment Services

Unlike our real estate business, which provides a rental revenue stream that is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature.  Equity raised for Sponsored REIT syndications for the three and six months ended June 30, 2008 was $49.9 million and $52.5 million, respectively compared to $60.1 million and $109.2 million for the three and six months ended June 30, 2007, respectively.  The resulting total decrease in equity raised was $10.2 million and $56.7 million comparing the three and six months ended June 30, 2008 to the same periods in 2007, respectively.  The slowdown in our investment banking business actually began in the third quarter of 2007 and, at this point, it remains unclear when or if a higher volume of equity investment will return.  Business in this area, while always uncertain, continues to be adversely affected by the current turmoil in the financial, debt and real estate markets.  Investors who have historically participated in our private placement real estate offerings continue to express uncertainty about investing in this environment.

In addition to difficulties in raising equity from potential real estate investors in this market, our property acquisition executives are now grappling with greater uncertainty surrounding the valuation levels for prime commercial investment real estate.  We believe that the current turmoil in the debt markets, as well as perceptions about the future U.S. economy and interest rates, are producing a larger than normal divergence in the perception of value and future relative investment performance of commercial properties.  While we generally believe that such an environment has the potential to produce some exceptional property acquisition opportunities, caution, perspective and disciplined underwriting standards can significantly impact the timing of any future acquisitions.  Consequently, our ability to provide a regular stream of real estate investment product necessary to grow our overall investment banking/investment services business continues to remain uncertain as the second half of 2008 begins.  We also continue to rely solely on our in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time (i.e., invest in a Sponsored REIT).  We continue to evaluate whether our in-house sales force is capable, either through our existing client base or through new clients, of raising sufficient investment capital in Sponsored REITs to achieve future performance objectives.

Discontinued Operations

During the year ended December 31, 2007, the Company disposed of five office properties.  The five office properties are located in Greenville, South Carolina; Alpharetta, Georgia; San Diego, California; Westford, Massachusetts and Austin, Texas.  The operating results for these real estate assets have been reflected as discontinued operations in the financial statements for the three and six months ended June 30, 2007.

We continue to evaluate our portfolio, and in the future may decide to dispose of additional properties from time-to-time.  However, because of the current uncertainty surrounding the valuation levels for real estate and the current uncertainty in the capital and debt markets previously discussed, we do not expect the level of disposition activity to be as significant as the prior three years.

The following table shows results for the three months ended June 30, 2008 and 2007:

(in thousands)
	Three months ended June 30,
Revenue:	2008	2007	Change
Rental	$27,700	$22,896	$4,804
Related party revenue:
Syndication fees	3,257	3,448	(191)
Transaction fees	3,138	3,761	(623)
Management fees and interest income from loans	423	1,862	(1,439)
Other	19	9	10
Total revenue	34,537	31,976	2,561

Expenses:
Real estate operating expenses	7,116	5,668	1,448
Real estate taxes and insurance	4,505	3,923	582
Depreciation and amortization	7,591	6,778	813
Selling, general and administrative	2,621	2,000	621
Commissions	1,654	1,754	(100)
Interest	1,051	1,622	(571)
Total expenses	24,538	21,745	2,793

Income before interest income, equity in earnings (losses) in non-consolidated REITs and taxes	9,999	10,231	(232)
Interest income	176	560	(384)
Equity in earnings (losses) in non-consolidated REITs	694	(142)	836

Income before taxes	10,869	10,649	220
Income tax expense (benefit)	335	425	(90)

Income from continuing operations	10,534	10,224	310
Income from discontinued operations	-	662	(662)
Gain on sale of assets	-	21,590	(21,590)

Net income	$10,534	$32,476	$(21,942)

Comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007:

Revenues

Total revenue increased by approximately $2.6 million to $34.5 million for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007.  The increase was primarily a result of:

o
An increase to rental revenue of approximately $4.8 million arising primarily from the acquisition of a property in Maryland in June 2007, a property in Texas in May 2008, and the benefit of net increases in leasing made over the last twelve months.

This increase was partially offset by:

o
A decrease in loan interest income of approximately $1.4 million, which was principally a result of a larger loan receivable balance during the second quarter of 2007 as compared to the second quarter of 2008, from which interest income is derived.  The impact of this decrease was also greater as a result of lower interest rates charged for the second quarter of 2008 compared to the same period in 2007.

o
A $0.8 million decrease in syndication fees and transaction (loan commitment) fees, which was principally a result of the decrease in gross syndication proceeds in the quarter ended June 30, 2008 compared to the same period in 2007.

Expenses

Total expenses increased by $2.8 million to $24.5 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  The increase was primarily a result of:

o
An increase in real estate operating expenses and real estate taxes and insurance of approximately $2.0 million, and depreciation and amortization of $0.8 million, which were primarily from the acquisition of a property in Maryland in June 2007 and to a lesser extent, a property acquired in Texas in May 2008.

o
Selling, general and administrative expenses, increased by $0.6 million to $2.6 million for the three months ended June 30, 2008 compared to same period in 2007.  The increase was primarily a result of increased compensation related costs, and professional fees.  We had 37 and 38 employees as of June 30, 2008 and 2007, respectively, at our headquarters in Wakefield.

These increases were partially offset by:

o
A decrease in interest expense of approximately $0.6 million primarily resulting from lower average loan balances outstanding during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and lower interest rates during the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Interest income

Interest income decreased $0.4 million to $0.2 million during the three months ended June 30, 2008, which was primarily a result of lower average interest rates in effect on invested funds and lower average balances of cash and cash equivalents in 2008 compared to the same period in 2007.

Equity in earnings (losses) in non-consolidated REITs

Equity in earnings (losses) in non-consolidated REITs increased approximately $0.8 million to $0.7 million, which was principally a result of our preferred stock investment in East Wacker acquired in December 2007, and equity in earnings of non-consolidated REITs in the second quarter of 2008, compared to losses of approximately $0.1 million in the second quarter of 2007.

Taxes on income

Taxes on income decreased approximately $0.1 million to $0.3 million in the second quarter of 2008 compared to the second quarter of 2007.  The decrease was primarily due to a lower taxable income from the investment banking and investment services business in the 2008 period compared to 2007.  During the second quarter in each of 2008 and 2007, we had an effective tax rate of 40.3%.

Income from continuing operations

The resulting income from continuing operations for the second quarter of 2008 increased $0.3 million to $10.5 million from $10.2 million in the second quarter of 2007 for the reasons discussed above.

Discontinued operations and gain on sale of assets

During 2007, we completed the sale of five properties.  Accordingly, the properties sold are reported as discontinued operations on our financial statements for the relevant periods presented.  There was income from discontinued operations of $0.7 million for the three months ended June 30, 2007 related to the properties sold.  During the three months ended June 30, 2007, we sold two of these properties and reported a $21.6 million gain on sale of assets.

The Company will continue to evaluate its portfolio, and from time-to-time may decide to dispose of other properties.

Net income

Net income for the three months ended June 30, 2008 decreased by approximately $22.0 million to $10.5 million compared to $32.5 million for the three months ended June, 2007, for the reasons discussed above.

The following table shows results for the six months ended June 30, 2008 and 2007:

(in thousands)
	Six months ended June 30,
Revenue:	2008	2007	Change
Rental	$54,356	$48,001	$6,355
Related party revenue:
Syndication fees	3,462	6,403	(2,941)
Transaction fees	3,306	6,842	(3,536)
Management fees and interest income from loans	984	3,679	(2,695)
Other	39	47	(8)
Total revenue	62,147	64,972	(2,825)

Expenses:
Real estate operating expenses	13,815	11,875	1,940
Real estate taxes and insurance	8,784	8,092	692
Depreciation and amortization	14,950	13,954	996
Selling, general and administrative	4,630	3,888	742
Commissions	1,812	3,313	(1,501)
Interest	2,243	4,298	(2,055)
Total expenses	46,234	45,420	814

Income before interest income, equity in earnings (losses) in non-consolidated REITs and taxes	15,913	19,552	(3,639)
Interest income	479	1,213	(734)
Equity in earnings (losses) in non-consolidated REITs	1,487	(758)	2,245

Income before taxes	17,879	20,007	(2,128)
Income tax expense (benefit)	(41)	721	(762)

Income from continuing operations	17,920	19,286	(1,366)
Income from discontinued operations	-	1,331	(1,331)
Gain on sale of assets	-	21,590	(21,590)

Net income	$17,920	$42,207	$(24,287)

Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007:

Revenues

Total revenue decreased by $2.8 million to $62.1 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  The decrease was primarily a result of:

o
A $6.5 million decrease in syndication fees and transaction (loan commitment) fees, which was principally a result of the decrease in gross syndication proceeds for the six months ended June 30, 2008 compared to the same period in 2007.

o
A decrease in loan interest income of approximately $2.7 million, which was principally a result of a larger loan receivable balance during the six months ended June 30, 2007 as compared the six months ended June 30, 2008, from which interest income is derived.  The impact of this decrease was also greater as a result of lower interest rates charged for the six months ended June 30, 2008 compared to the same period in 2007.

This increase was partially offset by:

o
An increase to rental revenue of approximately $6.4 million arising primarily from the acquisition of a property in Maryland in June 2007, a property in Texas in May 2008, and the benefit of net increases in leasing made over the last twelve months.

Expenses

Total expenses increased by approximately $0.8 million to $46.2 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  The increase was primarily a result of:

o
An increase in real estate operating expenses and real estate taxes and insurance of approximately $2.6 million, and depreciation and amortization of $1.0 million, which were primarily from the acquisition of a property in Maryland in June 2007 and to a lesser extent, a property acquired in Texas in May 2008.

o
Selling, general and administrative expenses, which increased by $0.7 million to $4.6 million for the six months ended June 30, 2008 compared to same period in 2007.  The increase was primarily a result of increased compensation related costs, and professional fees.  We had 37 and 38 employees as of June 30, 2008 and 2007, respectively, at our headquarters in Wakefield.

These increases were partially offset by:

o
A decrease in commission expense of $1.5 million, which was principally a result of the decrease in gross syndication proceeds in the six months ended June 30, 2008 compared to the same period in 2007.

o
A decrease in interest expense of approximately $2.0 million primarily resulting from lower average loan balances outstanding during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 and lower interest rates during the six months ended June 30, 2008 compared to the 2007 period.

Interest income

Interest income decreased $0.7 million to $0.5 million during the six months ended June 30, 2008, which was primarily a result of lower average interest rates on invested funds and lower average balances of cash and cash equivalents in 2008 compared to the same period in 2007.

Equity in earnings (losses) of non-consolidated REITs

Equity in earnings (losses) from non-consolidated REITs increased approximately $2.2 million to $1.5 million, which was principally a result of our preferred stock investments in East Wacker acquired in December 2007, and equity in earnings of non-consolidated REITs during the six months ended June 30, 2008 compared to losses of approximately $0.7 million in same period of 2007.

Taxes on income

Taxes on income decreased approximately $0.7 million to a credit of $41,000 in the six months ended June 30, 2008 compared to the same period of 2007.  The decrease was primarily due to a lower taxable income from the investment banking and investment services business in the 2008 period compared to 2007.  During the six month periods in each of 2008 and 2007, we had an effective tax rate of 40.3%.

Income from continuing operations

The resulting income from continuing operations for the six months ended June 30, 2008 decreased $1.4 million to $17.9 million from $19.3 million in the six months ended June 30, 2007 for the reasons discussed above.

Discontinued operations and gain on sale of assets

During 2007, we completed the sale of five properties.  Accordingly, the properties sold are reported as discontinued operations on our financial statements for the relevant periods presented.  There was income from discontinued operations of $1.3 million for the six months ended June 30, 2007 related to the properties sold.  During the six months ended June 30, 2007, we sold three of these properties and reported a $21.6 million gain on sale of assets.

The Company will continue to evaluate its portfolio, and from time-to-time may decide to dispose of other properties.

Net income

Net income for the six months ended June 30, 2008 decreased by approximately $24.3 million to $17.9 million compared to $42.2 million for the six months ended June, 2007, for the reasons discussed above.

Liquidity and Capital Resources

Cash and cash equivalents were $34.4 million and $47.0 million at June 30, 2008 and December 31, 2007, respectively. This decrease of $12.6 million is attributable to $32.2 million provided by operating activities, less $26.3 million used for investing activities, less $18.5 million used by financing activities.  Management believes that existing cash, cash anticipated to be generated by operations and our line of credit will be sufficient to meet working capital requirements and anticipated capital expenditures and improvements for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly formed Sponsored REITs.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of interest on the part of investors in purchasing shares of Sponsored REITs and the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $32.2 million is primarily attributable to net income of $17.9 million, plus the add-back of $15.8 million of non-cash activities, $2.3 million of distributions from non-consolidated REITs, and decreases in tenant rent receivables and prepaid and other assets of $0.6 million, which was partially offset by increases in straight-line rents of $0.5 million and decreases in accrued expenses and compensation of $1.8 million, and payment of leasing commissions of $2.1 million.

Investing Activities

Our cash used for investing activities of $26.3 million is primarily attributable to additions to real estate investments, including our acquisition by merger of FSP Park Ten Development Corp. on May 15, 2008, and to a lesser extent tenant improvements and office equipment, of approximately $37.0 million and a loan made to a Sponsored REIT in March 2008 of approximately $1.0 million that is classified in other assets on our balance sheet, which were partially offset by approximately $11.7 million of proceeds received from the syndications in process with FSP Grand Boulevard Corp. and FSP 385 Interlocken Development Corp.

Financing Activities

Our cash used by financing activities of $18.5 million is primarily attributable to distributions to shareholders of $43.7 million, which was partially offset by borrowings on our line of credit of $25.2 million.

Line of Credit

We have a revolving line of credit agreement (the "Loan Agreement") with a group of banks providing for borrowings at our election of up to $250,000,000, which matures on August 11, 2011.  Borrowings under the line of credit bear interest at either the bank's prime rate (5.00% at June 30, 2008) or a rate equal to LIBOR plus 100 basis points (3.46% at June 30, 2008). There were borrowings of $109,995,000 and $84,750,000 at the LIBOR plus 100 basis point rate at a weighted average rate of 3.47% and 6.20% outstanding under the line of credit at June 30, 2008 and December 31, 2007, respectively.  The weighted average interest rate on amounts outstanding during the six months ended June 30, 2008 and 2007 was approximately 4.15% and 6.57%, respectively; and for the year ended December 31, 2007 was approximately 6.51%.  We believe that we are in compliance with all bank covenants required by our line of credit.

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

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a revolving line of credit secured by a mortgage.  As of June 30, 2008, we were committed to fund up to $5.5 million to one Sponsored REIT under such an arrangement for the purpose of funding capital expenditures and leasing costs of which $1.0 million was drawn in March 2008 and remained outstanding as of June 30, 2008. We anticipate that any advances made under this revolving line of credit will be repaid at its maturity on December 31, 2010 or earlier from long-term financing of the property, cash flows from the property or a capital event.

We may be subject to various legal proceedings and claims that arise in the ordinary course of its business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Assets Held for Syndication

As of June 30, 2008 and December 31, 2007, we had one asset held for syndication, FSP Grand Boulevard Corp.

Related Party Transactions

In June 2008, we commenced the syndication of FSP 385 Interlocken Development Corp.  During 2007, we commenced the syndication of FSP Grand Boulevard Corp. and completed the syndications of FSP 50 South Tenth Street Corp. and FSP 303 East Wacker Drive Corp.  As part of the syndication of FSP 303 East Wacker Drive Corp., we purchased the final 965.75 shares of its preferred stock for approximately $82.8 million on December 27, 2007, representing approximately a 43.7% interest.

In December 2007, we entered into a secured promissory note for a revolving line of credit, which we refer to as the Revolver, for up to $5.5 million with a Sponsored REIT, FSP Highland Place I Corp., that owns an office building in Englewood, Colorado, of which $1.0 million was drawn in March 2008 and remained outstanding at June 30, 2008.  Advances under the Revolver bear interest at a rate equal to the 30 day LIBOR rate plus 200 basis points.  The Revolver was made for the purpose of funding capital expenditures and other costs of leasing.  We anticipate that any advances made under the Revolver will be repaid at its maturity on December 31, 2010 or earlier from long-term financing of the property, cash flows from the property or a capital event.

On May 15, 2008, we acquired FSP Park Ten Development Corp. by merger for a total purchase price of approximately $35.4 million. The acquisition was effected by merging a wholly owned acquisition subsidiary of the Company with and into FSP Park Ten Development Corp.  The holders of preferred stock in FSP Park Ten Development Corp. received cash consideration of approximately $127,290 per share.

For a discussion of transactions between us and related parties during 2007, see Footnote No. 4 “Related Party Transactions” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the three and six months ended June 30, 2008 and 2007, the rental income exceeded the expenses for each individual property, with the exception of a property located in Westford, Massachusetts, which we sold on July 16, 2007, a property located in San Jose, California, and a property located in Federal Way, Washington.

•
The Westford, Massachusetts property had operating expenses of approximately $77,000 and $163,000 for the three and six months ended June 30, 2007.  On July 16, 2007, the property was sold resulting in a $1.9 million gain.

•
During 2007, the San Jose, California property had one tenant in the building occupying approximately 19% of the rentable square footage of the property.  In December 2007, we signed a lease that commenced in 2008 with another tenant for approximately 62% of the rentable square footage of the property.  As a result, the property had rental income that exceeded expenses during the three and six months ended June 30, 2008.  For the three and six months ended June 30, 2007, the property had rental income of $113,000 and $213,000, respectively; and operating expenses of $114,000 and $239,000, respectively.

•
The property at Federal Way, Washington had a single tenant lease, which expired September 14, 2006.  During the three months ended June 30, 2007 a lease was signed for 8% of the space and generated revenue of $19,000.  The property had operating expenses of $151,000 and $290,000 for the three and six months ended June 30, 2007, respectively.   Over the remainder of 2007 we signed one other lease.  The two tenants now account for approximately 12% of the space, which generated rental income of $122,000 and $191,000 for the three and six months ended June 30, 2008, respectively.  The Federal Way property had operating expenses of $147,000 and $288,000 for the three and six months ended June 30, 2008, respectively.  We do not expect the property to produce revenue that is sufficient to cover its expenses during the third quarter of 2008.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We were not a party to any derivative financial instruments at or during the three and six months ended June 30, 2008.

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

We borrow from time-to-time on our line of credit.  These borrowings bear interest at the bank’s base rate (5.0% at June 30, 2008) or at 30 day LIBOR plus 100 basis points (3.46% at June 30, 2008), as elected by us when requesting funds as defined.  Generally the borrowings are for 30 day LIBOR plus 100 basis points.  As of June 30, 2008 and December 31, 2007, we had two borrowings totaling $109,995,000 and $84,750,000 in the aggregate at the 30 day LIBOR plus 100 basis point rate, representing a weighted average rate of 3.47% and 6.20%, outstanding under the line of credit, respectively.  We have drawn on this line of credit, and intend to draw on this line of credit in the future for a variety of corporate purposes, including the funding of interim mortgage loans to Sponsored REITs and the acquisition of properties that we acquire directly for our portfolio.  Generally interim mortgage loans bear interest at the same variable rate payable by us under our line of credit.  We also may draw on this line of credit to fund advances we may make under a $5.5 million revolving credit facility (which we refer to as the Revolver) that we provided to a Sponsored REIT, FSP Highland Place I Corp., that owns an office building in Englewood, Colorado in December 2007, of which, $1.0 million was drawn in March 2008 and remained outstanding as of June 30, 2008.  Advances under the Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 200 basis points.  We anticipate that any advances made under the Revolver will be repaid at its maturity on December 31, 2010 or earlier from long-term financing of the property, cash flows from the property or a capital event.  We therefore believe that we have mitigated our interest rate risk with respect to our borrowings for both interim mortgage and Revolver loans.  Historically we have satisfied obligations arising from interim or other financing of acquisitions through cash or sale of properties in our portfolio.  We believe that we can mitigate interest rate risk with respect to borrowings for interim or other financing of acquisitions as well.

The following table presents as of June 30, 2008 our contractual variable rate borrowings under the line of credit, which matures August 11, 2011:

	Payment due by period
	(in thousands)
	Total	2008	2009	2010	2011	2012	After 2012
Line of credit	$109,995	$109,995	$ -	$ -	$ -	$ -	$ -
Total	$109,995	$109,995	$ -	$ -	$ -	$ -	$ -

If market rates of our line of credit borrowings at maturity increased by 10%, or approximately 34.7 basis points, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by approximately $0.4 million annually.  We do not believe that the interest rate risk represented by our variable rate borrowings is material as of June 30, 2008.

Item 4.     Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of any such matters will not have a material adverse effect on our financial position, cash flows or results of operations.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by Franklin Street Properties Corp. during the quarter ended June 30, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1) (2)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1) (2)
04/01/08-04/30/08	0	N/A	0	$31,240,465
05/01/08-05/31/08	0	N/A	0	$31,240,465
06/01/08-06/30/08	0	N/A	0	$31,240,465
Total:	0	N/A	0	$31,240,465

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

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

On May 16, 2008, the Company held its 2008 Annual Meeting of Stockholders (the “2008 Annual Meeting”). The 2008 Annual Meeting was called for the following purposes: (1) to elect two Class III directors to serve until the 2011 annual meeting and (2) to transact such other business as may properly come before the meeting or any adjournment thereof.

The following table sets forth the names of the directors elected at the 2008 Annual Meeting for new three-year terms and the number of votes cast for and withheld from each director:

Directors	For	Withheld
George J. Carter	56,046,016	3,286,479
Georgia Murray	58,795,878	536,617

The names of each of the other directors whose terms of office continued after the 2008 Annual Meeting are as follows: John N. Burke, Barbara J. Fournier, Barry Silverstein, Dennis J. McGillicuddy and Janet Prier Notopoulos.

Item 5.     Other Information

None.

Item 6.     Exhibits

The Exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: July 29, 2008	/s/ George J. Carter George J. Carter	Chief Executive Officer and Director (Principal Executive Officer)

Date: July 29, 2008	/s/ John G. Demeritt John G. Demeritt	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

2.1(1)	Agreement and Plan of Merger by and among FSP Corp., Park Ten Phase II Acquisition Corp. and FSP Park Ten Development Corp. dated as of March 19, 2008.

3.1(2)	Articles of Incorporation

3.2(3)	Amended and Restated By-laws

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

______________________________________________________

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