Form 10-Q
period 2008-09-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2008-11-04
CIK 1031316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.

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

The number of shares of common stock outstanding as of October 31, 2008 was 70,480,705.

Franklin Street Properties Corp.

Form 10-Q

Quarterly Report
September 30, 2008

Table of Contents

Part I.	Financial Information (Unaudited)
			Page
	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3

		Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2008 and 2007	4

		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	5-6

		Notes to Condensed Consolidated Financial Statements	7-18

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-27

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

	Item 4.	Controls and Procedures	29

Part II.	Other Information

	Item 1.	Legal Proceedings	30

	Item 1A.	Risk Factors	30

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

	Item 3.	Defaults Upon Senior Securities	32

	Item 4.	Submission of Matters to a Vote of Security Holders	32

	Item 5.	Other Information	32

	Item 6.	Exhibits	32

Signatures			33

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

Franklin Street Properties Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(in thousands, except share and par value amounts)	2008	2007
Assets:
Real estate assets:
Land	$100,440	$99,140
Buildings and improvements	780,276	743,027
Fixtures and equipment	301	212
	881,017	842,379
Less accumulated depreciation	68,579	52,060
Real estate assets, net	812,438	790,319
Acquired real estate leases, less accumulated amortization
of $26,831 and $23,401, respectively	28,024	33,695
Investment in non-consolidated REITs	83,896	85,663
Assets held for syndication, net	13,335	26,310
Cash and cash equivalents	34,527	46,988
Restricted cash	336	336
Tenant rent receivables, less allowance for doubtful accounts
of $509 and $430, respectively	1,174	1,472
Straight-line rent receivable, less allowance for doubtful accounts
of $261 and $261, respectively	8,255	7,387
Prepaid expenses	2,922	1,395
Other assets	1,475	406
Office computers and furniture, net of accumulated depreciation
of $1,075 and $968, respectively	313	309
Deferred leasing commissions, net of accumulated amortization
of $2,988, and $1,975, respectively	10,365	9,186
Total assets	$997,060	$1,003,466

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$105,118	$84,750
Accounts payable and accrued expenses	24,945	20,255
Accrued compensation	1,652	1,564
Tenant security deposits	1,823	1,874
Acquired unfavorable real estate leases, less accumulated amortization
of $1,587, and $1,226, respectively	4,654	4,405
Total liabilities	138,192	112,848

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.0001 par value, 180,000,000 shares authorized, 70,480,705 and 70,480,705 shares issued and outstanding, respectively	7	7
Additional paid-in capital	889,019	889,019
Earnings (distributions) in excess of accumulated earnings/distributions	(30,158)	1,592
Total stockholders’ equity	858,868	890,618
Total liabilities and stockholders’ equity	$997,060	$1,003,466
The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007

Revenue:
Rental	$27,927	$27,109	$82,283	$75,110
Related party revenue:
Syndication fees	304	687	3,766	7,090
Transaction fees	300	604	3,606	7,446
Management fees and interest income from loans	380	1,497	1,364	5,176
Other	13	37	52	84
Total revenue	28,924	29,934	91,071	94,906

Expenses:
Real estate operating expenses	7,159	7,151	20,973	19,026
Real estate taxes and insurance	4,590	4,398	13,375	12,490
Depreciation and amortization	7,666	7,756	22,616	21,710
Selling, general and administrative	1,927	1,787	6,557	5,675
Commissions	208	406	2,020	3,720
Interest	1,108	1,823	3,351	6,121

Total expenses	22,658	23,321	68,892	68,742

Income before interest income, equity in earnings (losses) of
non-consolidated REITs and taxes	6,266	6,613	22,179	26,164
Interest income	177	650	657	1,864
Equity in earnings (losses) of non-consolidated REITs	679	147	2,167	(611)

Income before taxes	7,122	7,410	25,003	27,417
Income tax expense (benefit)	(297)	(206)	(337)	514

Income from continuing operations	7,419	7,616	25,340	26,903
Discontinued operations:
Income (loss) from discontinued operations	-	(72)	-	1,259
Gain on sale of assets, less applicable income tax	-	1,942	-	23,532
Total discontinued operations	-	1,870	-	24,791

Net income	$7,419	$9,486	$25,340	$51,694

Weighted average number of shares outstanding,
basic and diluted	70,481	70,596	70,481	70,709

Earnings per share, basic and diluted, attributable to:
Continuing operations	$0.11	$0.11	$0.36	$0.38
Discontinued operations	-	0.02	-	0.35
Net income per share, basic and diluted	$0.11	$0.13	$0.36	$0.73
The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income	$25,340	$51,694
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on assets sold	-	(23,532)
Depreciation and amortization expense	22,649	22,818
Amortization of above market lease	3,376	3,706
Equity in earnings (losses) from non-consolidated REITs	(2,167)	619
Distributions from non-consolidated REITs	3,838	1,199
Increase in bad debt reserve	79	-
Changes in operating assets and liabilities:
Restricted cash	-	425
Tenant rent receivables, net	219	1,053
Straight-line rents, net	(854)	(2,924)
Prepaid expenses and other assets, net	(1,474)	(717)
Accounts payable and accrued expenses	3,863	572
Accrued compensation	88	(1,273)
Tenant security deposits	(51)	179
Payment of deferred leasing commissions	(2,434)	(2,905)

Net cash provided by operating activities	52,472	50,914

Cash flows from investing activities:
Purchase of real estate assets, office computers and furniture, capitalized merger costs	(37,215)	(75,887)
Purchase of acquired favorable and unfavorable leases	(2,067)	(3,726)
Investment in non-consolidated REITs	(10)	(18)
Investment in loan receivable	(1,125)	-
Redemption of certificate of deposit	-	5,143
Investment in assets held for syndication, net	12,235	(112,618)
Proceeds received on sales of real estate assets	-	85,673

Net cash used in investing activities	(28,182)	(101,433)

Cash flows from financing activities:
Distributions to stockholders	(57,089)	(65,813)
Purchase of treasury shares	-	(4,767)
Repayments under bank note payable, net	20,368	104,550
Deferred financing costs	(30)	(7)

Net cash (used in) provided by financing activities	(36,751)	33,963

Net increase (decrease) in cash and cash equivalents	(12,461)	(16,556)

Cash and cash equivalents, beginning of period	46,988	69,973

Cash and cash equivalents, end of period	$34,527	$53,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2008	2007

Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$2,027	$1,716
Deposits on investments in assets held for syndication	$-	$5,010
Investment in non-consolidated REITs converted to real estate assets
and acquired real estate leases in conjunction with merger	$1,162	$-

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

The Company owns and operates a portfolio of real estate, which consisted of 27 properties as of September 30, 2008.  From time-to-time the Company may acquire real estate or invest in real estate by purchasing shares of preferred stock offered in syndications of Sponsored REITs.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

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

Properties

The following table summarizes the Company’s investment in real estate assets, excluding assets held for syndication and assets held for sale:

	As of
	September 30,
	2008	2007
Commercial real estate:
Number of properties	27	27
Square feet	5,153,396	5,066,813

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other period.

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

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of this standard did not have a material impact on the Company’s financial position, operations or cash flow.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material impact the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 141(R) will have on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160).  SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141R.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the impact of SFAS No. 160 on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  SFAS No. 161 is effective on January 1, 2009.  The Company is currently evaluating the impact of SFAS No. 161 on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS No. 162 on the Company’s consolidated financial statements.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.      Investment Banking/Investment Services Activity

During the nine months ended September 30, 2008, the Company has sold on a best efforts basis, through private placements, preferred stock in the following Sponsored REITs:

Sponsored REIT	Property Location	Gross Proceeds (1)
		(in thousands)
FSP Grand Boulevard Corp.	Kansas City, MO	$24,075
FSP 385 Interlocken Development Corp.	Broomfield, CO	33,275
	Total	$57,350

(1). The syndications of FSP Grand Boulevard Corp. (“Grand Boulevard”), which commenced in September 2007, and FSP 385 Interlocken Development Corp. (“385 Interlocken”), which commenced in June 2008, were not complete at September 30, 2008.

3.      Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At September 30, 2008, the Company held an interest in twelve Sponsored REITs.  Ten were fully syndicated and the Company no longer derives economic benefits or risks from the common stock interest that is retained in them.  The Company holds a non-controlling preferred stock investment in two of these Sponsored REITs, FSP Phoenix Tower Corp. (“Phoenix Tower”) and FSP 303 East Wacker Drive Corp. (“East Wacker”), from which it continues to derive economic benefits and risks.  The remaining entities that were not fully syndicated at September 30, 2008 are Grand Boulevard and 385 Interlocken.  Grand Boulevard has a carrying value of approximately $13.3 million and $26.3 million on the accompanying condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007, respectively and is classified as an asset held for syndication.

The table below shows the Company’s share of revenues and expenses from Sponsored REITs prior to consolidation.  Management fees of $30,000 and interest expense on acquisition loans made by the Company to Sponsored REITs for the nine months ended September 30, 2007 are eliminated in consolidation.

Nine Months Ended
September 30,
(in thousands)	2007

Operating Data:
Rental revenues	$3,449
Operating and maintenance
expenses	(1,834)
Depreciation and amortization	(856)
Interest expense: permanent mortgage loan	(179)
Interest expense: acquisition loan	(1,448)
Interest income	51
$(817)

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.      Related Party Transactions and Investments in Non-consolidated Entities (continued)

Equity in earnings (losses) of investment in non-consolidated Sponsored REITs:

The following table includes equity in earnings (losses) of investments in non-consolidated Sponsored REITs:

	Nine Months Ended
	September 30,
(in thousands)	2008	2007

Equity in earnings (losses) of Sponsored REITs	$133	$(776)
Equity in earnings of Park Ten Development	10	8
Equity in earnings of Phoenix Tower	18	157
Equity in earnings of East Wacker	2,006	-
	$2,167	$(611)

Equity in earnings (losses) of investments in Sponsored REITs is derived from the Company’s share of income or losses following the commencement of syndication of Sponsored REITs.  Following the commencement of syndication, the Company exercises influence over, but does not control these entities, and investments are accounted for using the equity method.

Equity in earnings of Park Ten Development was derived from the Company’s preferred stock investment in the entity.  In September 2005, the Company acquired 8.5 preferred shares or 3.05% of the authorized preferred shares of Park Ten Development via a non-monetary exchange of land valued at $850,000.  The Company acquired Park Ten Development by merger on May 15, 2008, which merger was accounted for as a purchase, and the acquired assets and liabilities were recorded at their fair value.

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

The Company recorded distributions declared of $3,838,000 and $1,199,000 from Sponsored REITs during the nine months ended September 30, 2008 and 2007, respectively.

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

The operating data below for 2008 includes operations of the twelve Sponsored REITs the Company held an interest in as of September 30, 2008, and Park Ten Development from January through May 14, 2008.  The Company acquired Park Ten Development by merger on May 15, 2008.  The operating data for 2007 includes operations of the twelve Sponsored REITs the Company held an interest in as of September 30, 2007.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.      Related Party Transactions and Investments in Non-consolidated Entities (continued)

At September 30, 2008, December 31, 2007 and September 30, 2007, the Company had ownership interests in twelve Sponsored REITs.  Summarized financial information for these Sponsored REITs is as follows:

	September 30,	December 31,
(in thousands)	2008	2007

Balance Sheet Data (unaudited):
Real estate, net	$678,645	$684,441
Other assets	123,229	96,180
Total liabilities	(189,784)	(202,757)
Shareholders' equity	$612,090	$577,864

	For the Nine Months Ended September 30,
(in thousands)	2008	2007

Operating Data (unaudited):
Rental revenues	$76,023	$69,654
Other revenues	1,638	2,348
Operating and maintenance expenses	(40,303)	(33,605)
Depreciation and amortization	(17,805)	(16,280)
Interest expense	(7,970)	(17,838)
Net income	$11,583	$4,279

Syndication fees and Transaction fees:
The Company provides syndication and real estate acquisition advisory services for Sponsored REITs.  Syndication and transaction fees from non-consolidated entities amounted to approximately $7,372,000 and $14,536,000 for the nine months ended September 30, 2008 and 2007, respectively.
Management fees and interest income from loans:
Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $706,000 and $637,000 for the nine months ended September 30, 2008 and 2007, respectively.  The Company typically makes interim mortgage loans to Sponsored REITs that enable Sponsored REITs to acquire their respective properties prior to the consummation of the offering of their equity interests.  The interim mortgage loans are subsequently repaid out of offering proceeds.

In December 2007, the Company entered into a secured promissory note for a revolving line of credit (the “Highland Revolver”) for up to $5.5 million with a Sponsored REIT, FSP Highland Place I Corp., that owns an office building in Englewood, Colorado, of which $1,125,000 has been drawn and is outstanding as of September 30, 2008.  The balance of this loan is classified in other assets.  Advances under the Highland Revolver bear interest at a rate equal to the 30 day LIBOR rate plus 200 basis points.  The Highland Revolver was made for the purpose of funding capital expenditures and other costs of leasing.  The Company anticipates that any advances made under the Highland Revolver will be repaid at its maturity on December 31, 2010 or earlier from long-term financing of the property, cash flows from the property or a capital event.

The Company recognized interest income from interim mortgage loans and advances on the Highland Revolver of approximately $658,000 and $4,540,000 for the nine months ended September 30, 2008 and 2007, respectively.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.      Bank Note Payable

The Company has a revolving line of credit agreement (the "Revolver") with a group of banks providing for borrowings at the Company’s election of up to $250,000,000, which matures on August 11, 2011.  Borrowings under the Revolver bear interest at either the bank's prime rate (5.00% at September 30, 2008) or a rate equal to LIBOR plus 100 basis points (3.70% at September 30, 2008). There were borrowings of $105,118,000 and $84,750,000 at the LIBOR plus 100 basis point rate at a weighted average rate of 3.49% and 6.20% outstanding under the Revolver at September 30, 2008 and December 31, 2007, respectively.  The weighted average interest rate on amounts outstanding during the nine months ended September 30, 2008 and 2007 was approximately 3.90% and 6.62%, respectively; and for the year ended December 31, 2007 was approximately 6.51%.

The loan agreement (the “Revolver Loan Agreement”) that evidences the Revolver includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the maintenance of at least $1,500,000 in operating cash accounts, a minimum unencumbered cash and liquid investments balance and tangible net worth, limitations on permitted secured debt and compliance with various debt and operating income ratios, as defined in the Revolver Loan Agreement. The Company was in compliance with the Revolver Loan Agreement's financial covenants as of September 30, 2008 and December 31, 2007.

5.      Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at September 30, 2008 and 2007.

6.      Discontinued Operations

During 2007, the Company sold five properties.  Accordingly, each of the five properties sold are classified as discontinued operations on our financial statements.  Income from discontinued operations was approximately $1,259,000 for the nine months ended September 30, 2007.

The operating results for these real estate assets have been reflected as discontinued operations in the condensed consolidated statements of income for all periods presented, and are summarized below:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Rental revenue	$-	$335	$-	$4,057
Rental operating expenses	-	(176)	-	(1,116)
Real estate taxes and insurance	-	(117)	-	(610)
Depreciation and amortization	-	(114)	-	(1,080)
Interest income	-	-	-	8
Net income from discontinued operations	$-	$(72)	$-	$1,259

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

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.      Business Segments (continued)

The calculation of FFO by business segment is shown in the following table:

(in thousands)	Real Estate Operations	Investment Banking/ Investment Services	Total
Three Months Ended March 31, 2008
Net Income	$7,874	$(488)	$7,386
Equity in income of non-consolidated REITs	(793)	-	(793)
Distributions from non-consolidated REITs	546	-	546
Depreciation and amortization	8,464	34	8,498

Funds From Operations	$16,091	$(454)	$15,637

Three Months Ended June 30, 2008
Net Income	$7,182	$3,352	$10,534
Equity in income of non-consolidated REITs	(694)	-	(694)
Distributions from non-consolidated REITs	1,731	-	1,731
Depreciation and amortization	8,677	35	8,712

Funds From Operations	$16,896	$3,387	$20,283

Six Months Ended June 30, 2008
Net Income	$15,056	$2,864	$17,920
Equity in income of non-consolidated REITs	(1,487)	-	(1,487)
Distributions from non-consolidated REITs	2,277	-	2,277
Depreciation and amortization	17,141	69	17,210

Funds From Operations	$32,987	$2,933	$35,920

Three Months Ended September 30, 2008
Net Income	$7,673	$(253)	$7,420
Gain on sale of assets, net	-	-	-
Equity in losses of non-consolidated REITs	(680)	-	(680)
Distributions from non-consolidated REITs	1,561	-	1,561
Depreciation and amortization	8,747	37	8,784

Funds From Operations	$17,301	$(216)	$17,085

Nine Months Ended September 30, 2008
Net Income	$22,729	$2,611	$25,340
Gain on sale of assets, net	-	-	-
Equity in losses of non-consolidated REITs	(2,167)	-	(2,167)
Distributions from non-consolidated REITs	3,838	-	3,838
Depreciation and amortization	25,888	106	25,994

Funds From Operations	$50,288	$2,717	$53,005

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.      Business Segments (continued)

(in thousands)	Real Estate Operations	Investment Banking/ Investment Services	Total
Three Months Ended March 31, 2007
Net Income	$6,548	$3,184	$9,732
Equity in losses of non-consolidated REITs	583	-	583
Distributions from non-consolidated REITs	281	-	281
Depreciation and amortization	8,960	30	8,990

Funds From Operations	$16,372	$3,214	$19,586

Three Months Ended June 30, 2007
Net Income	$28,464	$4,012	$32,476
Gain on sale of assets, net	(21,590)	-	(21,590)
Equity in losses of non-consolidated REITs	142	-	142
Distributions from non-consolidated REITs	442	-	442
Depreciation and amortization	8,468	31	8,499

Funds From Operations	$15,926	$4,043	$19,969

Six Months Ended June 30, 2007
Net Income	$35,012	$7,196	$42,208
Gain on sale of assets, net	(21,590)	-	(21,590)
Equity in losses of non-consolidated REITs	725	-	725
Distributions from non-consolidated REITs	723	-	723
Depreciation and amortization	17,428	61	17,489

Funds From Operations	$32,298	$7,257	$39,555

Three Months Ended September 30, 2007
Net Income	$9,306	$180	$9,486
Gain on sale of assets, net	(1,942)	-	(1,942)
Equity in losses of non-consolidated REITs	(105)	-	(105)
Distributions from non-consolidated REITs	476	-	476
Depreciation and amortization	8,977	30	9,007

Funds From Operations	$16,712	$210	$16,922

Nine Months Ended September 30, 2007
Net Income	$44,318	$7,376	$51,694
Gain on sale of assets, net	(23,532)	-	(23,532)
Equity in losses of non-consolidated REITs	620	-	620
Distributions from non-consolidated REITs	1,199	-	1,199
Depreciation and amortization	26,405	91	26,496

Funds From Operations	$49,010	$7,467	$56,477

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.      Business Segments (continued)

The following table is a summary of other financial information by business segment:

(in thousands)	Real Estate Operations	Investment Banking/ Investment Services	Total

Three Months Ended September 30, 2008
Revenue	$28,320	$604	$28,924
Interest income	167	10	177
Interest expense	1,108	-	1,108
Capital expenditures	2,407	-	2,407

Nine Months Ended September 30, 2008
Revenue	$83,699	$7,372	$91,071
Interest income	629	28	657
Interest expense	3,351	-	3,351
Capital expenditures	5,874	-	5,874

Identifiable Assets as of September 30, 2008	$991,487	$5,573	$997,060

Three Months Ended September 30, 2007
Revenue	$28,608	$1,326	$29,934
Interest income	634	16	650
Interest expense	1,823	-	1,823
Capital expenditures	4,146	88	4,234

Nine Months Ended September 30, 2007
Revenue	$80,335	$14,571	$94,906
Interest income	1,819	45	1,864
Interest expense	6,121	-	6,121
Capital expenditures	9,195	88	9,283

Identifiable Assets as of September 30, 2007	$1,029,002	$5,591	$1,034,593

8.      Cash Dividends

The Company declared and paid dividends as follows (in thousands, except per share amounts):

Quarter Paid	Dividends Per Share	Total Dividends

First quarter of 2008	$0.31	$21,849
Second quarter of 2008	$0.31	$21,849
Third quarter of 2008	$0.19	$13,391

First quarter of 2007	$0.31	$21,938
Second quarter of 2007	$0.31	$21,937
Third quarter of 2007	$0.31	$21,938

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a taxable REIT subsidiary (“TRS”).  In the case of TRSs, the Company’s ownership of securities in all TRSs generally cannot exceed 20% of the value of all of the Company’s assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company’s assets.   FSP Investments LLC and FSP Protective TRS Corp, which are subsidiaries of the Company, are TRSs and operate as taxable corporations under the Code and have accounted for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”).

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

The income tax expense reflected in the condensed consolidated statements of income related to the TRS was a tax benefit of $519,000 for the nine months ended September 30, 2008 and tax expense of $352,000 for the nine months ended September 30, 2007.  The expense differs from the amounts computed by applying the Federal statutory rate of 34% to income before income taxes as follows:

	For the Nine Months Ended September 30,
(in thousands)	2008	2007

Federal income tax expense (credit) at statutory rate	$(438)	$297
Increase in taxes resulting from:
State income taxes (credit), net of federal impact	(81)	55
Revised Texas franchise tax	182	162
	$(337)	$514

No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRS.

In May 2006, the State of Texas enacted a new business tax (the “Revised Texas Franchise Tax”) that replaced its existing franchise tax, which the Company became subject to.  The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure it is considered an income tax and is accounted for in accordance with SFAS No. 109.  The Company recorded a provision in income taxes on its income statement of $182,000 and $162,000 for the nine months ended September 30, 2008 and 2007, respectively.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.       Subsequent Events

The Company declared a cash distribution of $0.19 per share on October 17, 2008 to stockholders of record on October 31, 2008 payable on November 20, 2008.

On October 15, 2008, the Company closed on a $75 million unsecured term loan facility (the “Term Loan”) with three banks. Proceeds from the Term Loan were used to reduce the outstanding principal balance on the Revolver.  The Term Loan has an initial three-year term that matures on October 15, 2011.  In addition, the Company has the right to extend the initial maturity date for up to two successive one-year periods, or until October 15, 2013 if both extensions are exercised.  The Company fixed the interest rate for the initial three-year term of the Term Loan at 5.84% per annum pursuant to an interest rate swap agreement.  As part of the Term Loan closing, the Company also amended the Revolver Loan Agreement to, among other items, conform its loan covenants and definitions to the Term Loan.

On October 31, 2008, a wholly-owned subsidiary of the Company entered into an agreement for the purchase and sale of an office property located in Chicago, Illinois.  The purchase price is $130 million and the Company expects to consummate the transaction either during the fourth quarter of 2008 or the first quarter of 2009.

On October 31, 2008, a wholly-owned subsidiary of the Company entered into an agreement for the purchase and sale of an office property located in Maryland Heights, Missouri.  The purchase price is $19.75 million and the Company expects to consummate the transaction during the fourth quarter of 2008.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007.  Historical results and percentage relationships set forth in the condensed consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation changes in economic conditions in the United States, disruptions in the debt markets, changes in economic conditions in the markets in which we own properties, changes in the demand by investors for investment in Sponsored REITs, risks of a lessening of demand for the types of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  See the factors set forth below under the caption, Item 1A. “Risk Factors”.  Although we believe the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is currently experiencing unprecedented disruptions, including increased levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations. The current disruptions in the U.S. economy have affected our business and may affect real estate values, occupancy levels, property income and the propensity and the ability of investors to invest in Sponsored REITs in the future.  At this time, we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our business.

On July 21, 2008, we announced that we had reduced our regular quarterly dividend to $0.19 per share of common stock for the three months ended June 30, 2008, which was paid on August 20, 2008.  In our July 21, 2008 announcement, we noted that we had experienced a significant slowing of activity in, and lower profit contribution from, two transactional components of our business, investment banking/investment services and property dispositions, since the onset of the current disruptions in the U.S. economy.  We also noted that our ongoing/recurring real estate operations continued to show solid performance and that our board of directors believed it was prudent to better align our regular quarterly dividends with the results of our current real estate operations only, without taking into account the results of our less predictable transactional operations.  During the third quarter of 2008, our real estate operations have again shown solid performance and, on October 17, 2008, we announced a dividend of $0.19 per share of common stock for the three months ended September 30, 2008, which will be paid on November 20, 2008.

Real Estate Operations

Our real estate portfolio was approximately 93% leased as of September 30, 2008.  While we were able to maintain occupancy rates during the quarter, new leasing activity has slowed in most of our markets, and we do not expect to see an increase in the pace of leasing until the broader economic markets stabilize and there is new job growth.

While we cannot predict when existing vacancy will be leased or if existing tenants with expiring leases will renew their leases or what the terms and conditions of the lease renewals will be, we expect to renew or sign new leases at current market rates for locations in which the buildings are located, which in some cases may be below the expiring rates.

Investment Banking/Investment Services

Unlike our real estate business, which provides a rental revenue stream that is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature.  Equity raised for Sponsored REIT syndications for the three and nine months ended September 30, 2008 was $4.8 million and $57.4 million, respectively compared to $10.0 million and $119.2 million for the three and nine months ended September 30, 2007, respectively.  The resulting total decrease in equity raised was $5.2 million and $61.8 million comparing the three and nine months ended September 30, 2008 to the same periods in 2007, respectively.  The slowdown in our investment banking business actually began in the third quarter of 2007 and, at this point, it remains unclear when or if a higher volume of equity investment will return.  Business in this area, while always uncertain, continues to be adversely affected by the current turmoil in the financial, debt and real estate markets.  Investors who have historically participated in our private placement real estate offerings continue to express concern and uncertainty about investing in this environment.

In addition to difficulties in raising equity from potential real estate investors in this market, our property acquisition executives are now grappling with greater uncertainty surrounding the valuation levels for prime commercial investment real estate.  We believe that the current turmoil in the debt markets, as well as perceptions about the future U.S. economy and interest rates, are producing a larger than normal divergence in the perception of value and future relative investment performance of commercial properties.  While we generally believe that such an environment has the potential to produce some exceptional property acquisition opportunities, caution, perspective and disciplined underwriting standards can significantly impact the timing of any future acquisitions.  Consequently, our ability to provide a regular stream of real estate investment product necessary to grow our overall investment banking/investment services business continues to remain uncertain as the fourth quarter of 2008 begins.  We also continue to rely solely on our in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time (i.e., invest in a Sponsored REIT).  We continue to evaluate whether our in-house sales force is capable, either through our existing client base or through new clients, of raising sufficient investment capital in Sponsored REITs to achieve future performance objectives.

Discontinued Operations

During the year ended December 31, 2007, the Company disposed of five office properties.  The five office properties are located in Greenville, South Carolina; Alpharetta, Georgia; San Diego, California; Westford, Massachusetts and Austin, Texas.  The operating results for these real estate assets have been reflected as discontinued operations in the financial statements for the three and nine months ended September 30, 2007.

We continue to evaluate our portfolio, and in the future may decide to dispose of additional properties from time-to-time.  However, because of the current uncertainty surrounding the valuation levels for real estate and the current uncertainty in the capital and debt markets previously discussed, we do not expect the level of disposition activity to be as significant as the prior three years.

The following table shows results for the three months ended September 30, 2008 and 2007:
(in thousands)
	Three months ended September 30,
Revenue:	2008	2007	Change
Rental	$27,927	$27,109	$818
Related party revenue:
Syndication fees	304	687	(383)
Transaction fees	300	604	(304)
Management fees and interest income from loans	380	1,497	(1,117)
Other	13	37	(24)
Total revenue	28,924	29,934	(1,010)

Expenses:
Real estate operating expenses	7,159	7,151	8
Real estate taxes and insurance	4,590	4,398	192
Depreciation and amortization	7,666	7,756	(90)
Selling, general and administrative	1,927	1,787	140
Commissions	208	406	(198)
Interest	1,108	1,823	(715)
Total expenses	22,658	23,321	(663)

Income before interest income, equity in earnings (losses) in non-consolidated REITs and taxes	6,266	6,613	(347)
Interest income	177	650	(473)
Equity in earnings (losses) in non-consolidated REITs	679	147	532

Income before taxes	7,122	7,410	(288)
Income tax expense (benefit)	(297)	(206)	(91)

Income from continuing operations	7,419	7,616	(197)
Discontinued operations:
Income from discontinued operations	-	(72)	72
Gain on sale of assets, less applicable income tax	-	1,942	(1,942)
Total discontinued operations	-	1,870	(1,870)

Net income	$7,419	$9,486	$(2,067)

Comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007:
Revenues
Total revenue decreased by approximately $1.0 million to $28.9 million for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007.  The decrease was primarily a result of:

o
A $0.7 million decrease in syndication fees and transaction (loan commitment) fees, which was principally a result of the decrease in gross syndication proceeds in the quarter ended September 30, 2008 compared to the same period in 2007.

o
A decrease in loan interest income of approximately $1.1 million, which was principally a result of a larger loan receivable balance during the third quarter of 2007 as compared to the third quarter of 2008, from which interest income is derived.  The impact of this decrease was also greater as a result of lower interest rates charged for the third quarter of 2008 compared to the same period in 2007.

These decreases were partially offset by:
o
An increase to rental revenue of approximately $0.8 million arising primarily from the acquisition of a property in Texas in May 2008, which was partially offset by net decreases in leasing rates related to new leasing that has occurred over the last twelve months.

Expenses

Total expenses decreased by $0.7 million to $22.7 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  The decrease was primarily a result of:

o
A decrease in interest expense of approximately $0.7 million primarily resulting from lower average loan balances outstanding during the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and lower interest rates during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

o
A decrease in commission expense of $0.2 million, which was principally a result of the decrease in gross syndication proceeds in the three months ended September 30, 2008 compared to the same period in 2007.

These decreases were partially offset by:

o	An increase in real estate operating expenses and real estate taxes and insurance of approximately $0.2 million, which was primarily from the acquisition of a property in Texas in May 2008.

Interest income

Interest income decreased $0.5 million to $0.2 million during the three months ended September 30, 2008, which was primarily a result of lower average interest rates in effect on invested funds and lower average balances of cash and cash equivalents in 2008 compared to the same period in 2007.

Equity in earnings (losses) in non-consolidated REITs

Equity in earnings (losses) in non-consolidated REITs increased approximately $0.5 million to $0.7 million, which was principally a result of our preferred stock investment in East Wacker acquired in December 2007, and increased equity in earnings of other non-consolidated REITs in the third quarter of 2008, compared to the third quarter of 2007.

Taxes on income

Taxes on income decreased approximately $0.1 million to $0.3 million in the third quarter of 2008 compared to the third quarter of 2007.  The decrease was primarily due to a lower taxable income from the investment banking and investment services business in the 2008 period compared to 2007.  During the third quarter in each of 2008 and 2007, we had an effective tax rate of 40.3%.

Income from continuing operations

The resulting income from continuing operations for the third quarter of 2008 decreased $0.2 million to $7.4 million from $7.6 million in the third quarter of 2007 for the reasons discussed above.

Discontinued operations and gain on sale of assets

During 2007, we completed the sale of five properties.  Accordingly, the properties sold are reported as discontinued operations on our financial statements for the relevant periods presented.  There was loss from discontinued operations of $0.1 million for the three months ended September 30, 2007 related to the properties sold.  During the three months ended September 30, 2007, we sold one of these properties and reported a $1.9 million gain on sale of assets.

The Company will continue to evaluate its portfolio, and from time-to-time may decide to dispose of other properties.

Net income

Net income for the three months ended September 30, 2008 decreased by approximately $2.1million to $7.4 million compared to $9.5 million for the three months ended September 30, 2007, for the reasons discussed above.

The following table shows results for the nine months ended September 30, 2008 and 2007:
(in thousands)
	Nine months ended September 30,
Revenue:	2008	2007	Change
Rental	$82,283	$75,110	$7,173
Related party revenue:
Syndication fees	3,766	7,090	(3,324)
Transaction fees	3,606	7,446	(3,840)
Management fees and interest income from loans	1,364	5,176	(3,812)
Other	52	84	(32)
Total revenue	91,071	94,906	(3,835)

Expenses:
Real estate operating expenses	20,973	19,026	1,947
Real estate taxes and insurance	13,375	12,490	885
Depreciation and amortization	22,616	21,710	906
Selling, general and administrative	6,557	5,675	882
Commissions	2,020	3,720	(1,700)
Interest	3,351	6,121	(2,770)
Total expenses	68,892	68,742	150

Income before interest income, equity in earnings (losses) in non-consolidated REITs and taxes	22,179	26,164	(3,985)
Interest income	657	1,864	(1,207)
Equity in earnings (losses) in non-consolidated REITs	2,167	(611)	2,778

Income before taxes	25,003	27,417	(2,414)
Income tax expense (benefit)	(337)	514	(851)

Income from continuing operations	25,340	26,903	(1,563)
Discontinued operations:
Income from discontinued operations	-	1,259	(1,259)
Gain on sale of assets, less applicable income tax	-	23,532	(23,532)
Total discontinued operations	-	24,791	(24,791)

Net income	$25,340	$51,694	$(26,354)

Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007:
Revenues
Total revenue decreased by $3.8 million to $91.1million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  The decrease was primarily a result of:
o
A $7.2 million decrease in syndication fees and transaction (loan commitment) fees, which was principally a result of the decrease in gross syndication proceeds for the nine months ended September 30, 2008 compared to the same period in 2007.

o
A decrease in loan interest income of approximately $3.8 million, which was principally a result of a larger loan receivable balance during the nine months ended September 30, 2007 as compared the nine months ended September 30, 2008, from which interest income is derived.  The impact of this decrease was also greater as a result of lower interest rates charged for the nine months ended September 30, 2008 compared to the same period in 2007.

This increase was partially offset by:
o
An increase to rental revenue of approximately $7.2 million arising primarily from the acquisition of a property in Maryland in June 2007, and a property in Texas in May 2008, which was partially offset by net decreases in leasing rates related to new leasing that has occurred over the last twelve months.

Expenses

Total expenses increased by approximately $0.1 million to $68.9 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  The increase was primarily a result of:

o
An increase in real estate operating expenses and real estate taxes and insurance of approximately $2.8 million, and depreciation and amortization of $0.9 million, which were primarily from the acquisition of a property in Maryland in June 2007 and a property in Texas in May 2008.

o
Selling, general and administrative expenses, which increased by $0.9 million to $6.6 million for the nine months ended September 30, 2008 compared to same period in 2007.  The increase was primarily a result of increased compensation related costs, professional and consulting fees.  We had 40 and 39 employees as of September 30, 2008 and 2007, respectively, at our headquarters in Wakefield.

These increases were partially offset by:

o
A decrease in commission expense of $1.7 million, which was principally a result of the decrease in gross syndication proceeds in the nine months ended September 30, 2008 compared to the same period in 2007.

o
A decrease in interest expense of approximately $2.8 million primarily resulting from lower average loan balances outstanding during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 and lower interest rates during the nine months ended September 30, 2008 compared to the 2007 period.

Interest income

Interest income decreased $1.2 million to $0.7 million during the nine months ended September 30, 2008, which was primarily a result of lower average interest rates on invested funds and lower average balances of cash and cash equivalents in 2008 compared to the same period in 2007.

Equity in earnings (losses) of non-consolidated REITs

Equity in earnings (losses) from non-consolidated REITs increased approximately $2.8 million to $2.2 million, which was principally a result of our preferred stock investments in East Wacker acquired in December 2007, and increased equity in earnings of other non-consolidated REITs during the nine months ended September 30, 2008 compared to net losses of approximately $0.6 million during the same period of 2007.

Taxes on income

Taxes on income decreased approximately $0.9 million to a credit of $0.3 million in the nine months ended September 30, 2008 compared to the same period of 2007.  The decrease was primarily due to a lower taxable income from the investment banking and investment services business in the 2008 period compared to 2007.  During the nine month periods in each of 2008 and 2007, we had an effective tax rate of 40.3%.

Income from continuing operations

The resulting income from continuing operations for the nine months ended September 30, 2008 decreased $1.6 million to $25.3 million from $26.9 million in the nine months ended September 30, 2007 for the reasons discussed above.

Discontinued operations and gain on sale of assets

During 2007, we completed the sale of five properties.  Accordingly, the properties sold are reported as discontinued operations on our financial statements for the relevant periods presented.  There was income from discontinued operations of $1.3 million for the nine months ended September 30, 2007 related to the properties sold.  During the nine months ended September 30, 2007, we sold four of these properties and reported a $23.5 million gain on sale of assets.

The Company will continue to evaluate its portfolio, and from time-to-time may decide to dispose of other properties.

Net income

Net income for the nine months ended September 30, 2008 decreased by approximately $26.4 million to $25.3 million compared to $51.7 million for the nine months ended September 30, 2007, for the reasons discussed above.

Liquidity and Capital Resources

Cash and cash equivalents were $34.5 million and $47.0 million at September 30, 2008 and December 31, 2007, respectively. The decrease of $12.5 million is attributable to $52.5 million provided by operating activities, less $28.2 million used for investing activities, less $36.8 million used by financing activities.  Management believes that existing cash, cash anticipated to be generated by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures and improvements for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly formed Sponsored REITs.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of interest on the part of investors in purchasing shares of Sponsored REITs and the level of rental income from our real properties.

Operating Activities
As of September 30, 2008, the cash provided by our operating activities of $52.5 million is primarily attributable to net income of $25.3 million, plus the add-back of $24.0 million of non-cash activities, $3.8 million of distributions from non-consolidated REITs and decreases in accrued expenses and compensation of $4.0 million, which was partially offset by increases in tenant rent receivables and prepaid and other assets of $1.3 million, and increases in straight-line rents of $0.9 million and payment of leasing commissions of $2.4 million.
Investing Activities
As of September 30, 2008, our cash used for investing activities of $28.2 million is primarily attributable to additions to real estate investments, including our acquisition by merger of FSP Park Ten Development Corp. on May 15, 2008, and to a lesser extent tenant improvements and office equipment, of approximately $39.3 million and a loan made to a Sponsored REIT of approximately $1.1 million that is classified in other assets on our balance sheet, which were partially offset by approximately $12.2 million of proceeds received from the syndications in process with FSP Grand Boulevard Corp. and FSP 385 Interlocken Development Corp.

Financing Activities
As of September 30, 2008, our cash used by financing activities of $36.8 million is primarily attributable to distributions to shareholders of $57.1 million, which was partially offset by net borrowings on our $250 million revolving line of credit, which we refer to as the Revolver, of $20.3 million.

Line of Credit
The Revolver is with a group of banks, provides for borrowings at our election of up to $250,000,000 and matures on August 11, 2011.  Borrowings under the Revolver bear interest at either the bank's prime rate (5.00% at September 30, 2008) or a rate equal to LIBOR plus 100 basis points (4.70% at September 30, 2008).  There were borrowings of $105,118,000 and $84,750,000 at the LIBOR plus 100 basis point rate at a weighted average rate of 3.49% and 6.20% outstanding under the line of credit at September 30, 2008 and December 31, 2007, respectively.  The weighted average interest rate on amounts outstanding during the nine months ended September 30, 2008 and 2007 was approximately 3.90% and 6.62%, respectively; and for the year ended December 31, 2007 was approximately 6.51%.  As of September 30, 2008, we believe that we were in compliance with all bank covenants required under the Revolver.
We have drawn on the Revolver, and intend to draw on the Revolver in the future for a variety of corporate purposes, including the funding of interim mortgage loans to Sponsored REITs and the acquisition of properties that we acquire directly for our portfolio.  We typically cause mortgage loans to Sponsored REITs to be secured by a first mortgage against the real property owned by the Sponsored REIT.  We make these loans to enable a Sponsored REIT to acquire real property prior to the consummation of the offering of its equity interests, and the loan is repaid out of the offering proceeds.  We also may make secured loans to Sponsored REITs for the purpose of funding capital expenditures and other costs which would be repaid from long-term financing of the property, cash flows from the property or a capital event.

Term Loan

On October 15, 2008, we closed on a $75,000,000 unsecured term loan facility with three banks, which we refer to as the Term Loan.  Proceeds from the Term Loan were used to reduce the outstanding principal balance on the Revolver.  The Term Loan has an initial three-year term that matures on October 15, 2011.  In addition, we have the right to extend the initial maturity date for up to two successive one-year periods, or until October 15, 2013 if both extensions are exercised.  We fixed the interest rate for the initial three-year term of the Term Loan at 5.84% per annum pursuant to an interest rate swap agreement.

Equity Securities

As of September 30, 2008, we have an automatic shelf registration statement on Form S-3 on file with the SEC relating to the offer and sale, from time to time, of an indeterminate amount of our common stock.  From time to time, we expect to issue additional shares of our common stock under our automatic shelf registration statement or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies
From time to time, we may provide financing to Sponsored REITs in the form of a revolving line of credit secured by a mortgage.  As of September 30, 2008, we were committed to fund up to $5.5 million to one Sponsored REIT under such an arrangement for the purpose of funding capital expenditures and leasing costs of which $1,125,000 has been drawn and is outstanding. We anticipate that any advances made under this revolving line of credit will be repaid at its maturity on December 31, 2010 or earlier from long-term financing of the property, cash flows from the property or a capital event.

We may be subject to various legal proceedings and claims that arise in the ordinary course of its business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Assets Held for Syndication

As of September 30, 2008 and December 31, 2007, we had one asset held for syndication, FSP Grand Boulevard Corp.

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

In December 2007, we entered into a secured promissory note for a revolving line of credit, which we refer to as the Highland Revolver, for up to $5.5 million with a Sponsored REIT, FSP Highland Place I Corp., that owns an office building in Englewood, Colorado, of which $1,125,000 has been drawn and is outstanding as of September 30, 2008.  The balance of this loan is classified in other assets.  Advances under the Highland Revolver bear interest at a rate equal to the 30 day LIBOR rate plus 200 basis points.  The Highland Revolver was made for the purpose of funding capital expenditures and other costs of leasing.  We anticipate that any advances made under the Highland Revolver will be repaid at its maturity on December 31, 2010 or earlier from long-term financing of the property, cash flows from the property or a capital event.

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

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the three and nine months ended September 30, 2008 and 2007, the rental income exceeded the expenses for each individual property, with the exception of a property located in Westford, Massachusetts, which we sold on July 16, 2007, a property located in San Jose, California, and a property located in Federal Way, Washington.
•
The Westford, Massachusetts property had operating expenses of approximately $25,000 and $188,000 for the three and nine months ended September 30, 2007.  On July 16, 2007, the property was sold resulting in a $1.9 million gain.

•
During 2007, the San Jose, California property had one tenant in the building occupying approximately 19% of the rentable square footage of the property.  In December 2007, we signed a lease that commenced in 2008 with another tenant for approximately 62% of the rentable square footage of the property.  As a result, the property had rental income that exceeded expenses during the three and nine months ended September 30, 2008.  For the three and nine months ended September 30, 2007, the property had rental income of $97,000 and $310,000, respectively; and operating expenses of $114,000 and $353,000, respectively.

•
The property at Federal Way, Washington had a single tenant lease, which expired September 14, 2006.  During the nine months ended September 30, 2007 a lease was signed for 8% of the space and generated revenue for the three and nine months ended September 30, 2007 of $40,000 and $59,000, respectively.  The property had operating expenses of $173,000 and $463,000 for the three and nine months ended September 30, 2007, respectively.   Over the remainder of 2007 and in 2008 we signed two other leases.  The three tenants now account for approximately 14% of the space, which generated rental income of $69,000 and $260,000 for the three and nine months ended September 30, 2008, respectively.  The Federal Way property had operating expenses of $156,000 and $444,000 for the three and nine months ended September 30, 2008, respectively.  We do not expect the property to produce revenue that is sufficient to cover its expenses during the fourth quarter of 2008.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

We were not a party to any derivative financial instruments at or during the three and nine months ended September 30, 2008.

Market risk is the exposure to loss resulting from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. Our $250 million revolving line of credit (which we refer to as the Revolver) matures in August 2011 and has a variable rate of interest.  Upon maturity, our future income, cash flows and fair values relevant to financial instruments will be dependent upon the balance then outstanding and prevalent market interest rates.

We borrow from time-to-time under the Revolver.  These borrowings bear interest at the bank’s base rate (5.0% at September 30, 2008) or at 30 day LIBOR plus 100 basis points (3.70% at September 30, 2008), as elected by us when requesting funds.  Generally the borrowings are for 30 day LIBOR plus 100 basis points.  As of September 30, 2008 and December 31, 2007, we had two borrowings totaling $105,118,000 and $84,750,000 in the aggregate at the 30 day LIBOR plus 100 basis point rate, representing a weighted average rate of 3.49% and 6.20%, outstanding under the Revolver, respectively.  We have drawn on the Revolver, and intend to draw on the Revolver in the future for a variety of corporate purposes, including the funding of interim mortgage loans to Sponsored REITs and the acquisition of properties that we acquire directly for our portfolio.  Generally interim mortgage loans bear interest at the same variable rate payable by us under the Revolver.  We also may draw on the Revolver to fund advances we may make under a $5.5 million revolving credit facility (which we refer to as the Highland Revolver) that we provided to a Sponsored REIT, FSP Highland Place I Corp., that owns an office building in Englewood, Colorado in December 2007, of which $1,125,000 has been drawn and is outstanding as of September 30, 2008.  Advances under the Highland Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 200 basis points.  We anticipate that any advances made under the Highland Revolver will be repaid at its maturity on December 31, 2010 or earlier from long-term financing of the property, cash flows from the property or a capital event.  We therefore believe that we have mitigated our interest rate risk with respect to our borrowings for both interim mortgage loans and the Highland Revolver.  Historically we have satisfied obligations arising from interim or other financing of acquisitions through cash or sale of properties in our portfolio.  We believe that we can mitigate interest rate risk with respect to borrowings for interim or other financing of acquisitions as well.

The following table presents as of September 30, 2008 our contractual variable rate borrowings under the Revolver, which matures August 11, 2011:

	Payment due by period (in thousands)

	Total	2008	2009	2010	2011	2012	After 2012
Line of credit	$ 105,118	$ 105,118	$ -	$ -	$ -	$ -	$ -
Total	$ 105,118	$ 105,118	$ -	$ -	$ -	$ -	$ -

If market rates on our borrowings under the Revolver increased by 10% at maturity, or approximately 34.9 basis points, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by approximately $0.4 million annually.  We do not believe that the interest rate risk represented by our variable rate borrowings is material as of September 30, 2008.

Item 4.         Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.  Risk Factors

There were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, except (i) for the updates set forth below and (ii) to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.  In addition to the updates below and the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2007 are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Economic conditions in the United States could have a material adverse impact on our earnings and financial condition.
Because economic conditions in the United States may affect real estate values, occupancy levels, property income and the propensity and the ability of investors to invest in Sponsored REITs, current economic conditions in the United States could have a material adverse impact on our earnings and financial condition. The economy in the United States is currently experiencing unprecedented disruptions, including increased levels of unemployment, the failure and near failure of a number of large financial instituions, reduced liquidy and increased credit risk premiums for a number of market participants. Economic conditions may be affected by numerous factors, including but not limited to, inflation and employement levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations. At this time we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our earnings and financial condition.

If we are unable to fully syndicate a Sponsored REIT, we may be required to keep a balance outstanding on the Revolver or use our cash balance to repay the Revolver which may reduce cash available for distribution to our stockholders or for other corporate purposes.

We typically draw on the Revolver to make an interim mortgage loan to a Sponsored REIT, so that it can acquire real property prior to the consummation of the offering of its equity interests; this interim loan is typically secured by a first mortgage against the real property acquired by the Sponsored REIT.  Once the offering has been completed, the Sponsored REIT typically repays the loan out of the offering proceeds.  If we are unable to fully syndicate a Sponsored REIT, the Sponsored REIT could be unable to fully repay the loan, and we would have to satisfy our obligation under the Revolver through other means.  If we are required to use cash for this purpose, we would have less cash available for distribution to our stockholders or for other corporate purposes.
Covenants in our debt agreements could adversely affect our financial condition.
Our debt agreements contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including loan to value ratios, debt service coverage ratios, unencumbered liquidity requirements, account balance requirements, net worth requirements, total debt to asset ratios and secured debt to total asset ratios, which we must maintain.  Our continued ability to borrow under the Revolver is subject to compliance with our financial and other covenants.  Failure to comply with such covenants could cause a default under the applicable debt agreement, and we may then be required to repay such debt with capital from other sources.  Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.
We may use debt financing to purchase properties directly for our real estate portfolio, to make loans to Sponsored REITs or for other corporate purposes.  If we are unable to obtain debt financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations could be materially adversely affected.  If we breach covenants in our debt agreements, the lenders can declare a default.  A default under our debt agreements could result in difficulty financing growth in both the investment banking/investment services and real estate segments of our business and could also result in a reduction in the cash available for distribution to our stockholders or for other corporate purposes.  In addition, our debt agreements include cross-default provisions so that a default under one constitutes a default under the other.  Defaults under our debt agreements could materially and adversely affect our financial condition and results of operations.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets.
As of October 31, 2008, we had approximately $105 million of indebtedness that bears interest at variable rates, and we may incur more of such indebtedness in the future.  Approximately $75.0 million of this variable rate debt is fixed through an interest rate swap contract at 5.84% per annum through October 15, 2011.  If interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow, our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders.  In addition, rising interest rates could limit our ability to refinance existing debt when it matures.  From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors.  While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.  In addition, an increase in interest rates could decrease the amount third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by Franklin Street Properties Corp. during the quarter ended September 30, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1) (2)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1) (2)
07/01/08-07/31/08	0	N/A	0	$31,240,465
08/01/08-08/31/08	0	N/A	0	$31,240,465
09/01/08-09/30/08	0	N/A	0	$31,240,465
Total:	0	N/A	0	$31,240,465

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: November 4, 2008	/s/ George J. Carter George J. Carter	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 4, 2008	/s/ John G. Demeritt John G. Demeritt	Chief Financial Officer (Principal Financial Officer)

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

* Filed herewith