Form 10-K
period 2008-12-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2009-02-23
CIK 1031316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-32470

FRANKLIN STREET PROPERTIES CORP.
(Exact name of registrant as specified in its charter)

Maryland	04-3578653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Edgewater Place, Suite 200, Wakefield, Massachusetts	01880-6210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 557-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Stock, $.0001 par value per share	NYSE Alternext US

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒   No ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K, Continued

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐   No ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2008 the aggregate market value was approximately $748,026,234.

There were 70,480,705 shares of Common Stock outstanding as of February 20, 2009.

Documents incorporated by reference: The registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s Annual Meeting of Stockholders to be held on May 15, 2009 (the “Proxy Statement”). The information required in response to Items 10 – 14 of Part III of this Form 10-K, other than that contained in Part I under the caption, “Directors and Executive Officers of FSP Corp.,” is hereby incorporated by reference to the Proxy Statement.

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

On June 2, 2005, we began trading our common stock on the American Stock Exchange under the symbol “FSP”.  The American Stock Exchange was acquired by NYSE Euronext on October 1, 2008, and its name was changed to NYSE Alternext US.  Our common stock continues to trade on the NYSE Alternext US under the symbol “FSP”.

On April 30, 2006, we acquired five real estate investment trusts by merger, which we refer to as the 2006 Target REITs.  In these mergers we issued 10,971,697 shares of common stock to holders of preferred stock in the 2006 Target REITs. As a result of these mergers, we acquired all of the assets previously held by the 2006 Target REITs.

On May 15, 2008, we acquired a real estate investment trust by merger, which we refer to as Park Ten Development.  In this merger we paid cash consideration to the holders of preferred stock in Park Ten Development of approximately $127,290 per share for a total purchase price of approximately $35.4 million.  As a result of the merger, we acquired all of the assets previously held by Park Ten Development.

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

Real Estate

We own and operate a portfolio of real estate consisting of 29 properties as of December 31, 2008, which includes 28 office buildings and one industrial use property.  We derive rental revenue from income paid to us by tenants of these properties.  From time-to-time we dispose of properties generating gains or losses in an ongoing effort to improve and upgrade our portfolio.  See Item 2 of this Annual Report on Form 10-K for more information about our properties.   We also hold investments in two Sponsored REITs as of December 31, 2008, which we record our share of income or loss under the equity method of accounting, and from which we received dividends.

FSP Corp. typically makes an acquisition loan to each Sponsored REIT which is secured by a mortgage on the borrower’s real estate.  The loans produce revenue in the form of interest and loan origination fees payable to FSP Corp.  These loans typically are repaid out of the proceeds of the borrower’s equity offering.  From time-to-time we may also make secured loans to Sponsored REITs to fund capital expenditures, costs of leasing or for other purposes.  We have made three such loans in the form of revolving line of credit facilities to three of our Sponsored REITs.  We anticipate that advances made under these facilities will be repaid at their maturity dates or earlier from long-term financings of the underlying properties, cash flows from the underlying properties or capital events.

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

Investment Banking/Investment Services

Through our subsidiary FSP Investments LLC, which acts as a real estate investment banking firm and broker/dealer, we organize Sponsored REITs, and sell equity in them through private placements exempt from registration under the Securities Act of 1933.  These single-purpose entities each typically acquire a single real estate asset.  FSP Investments raises capital required to equitize these entities through best efforts offerings to “accredited investors” within the meaning of Regulation D of the Securities Act.  We retain 100% of the common stock interest in the Sponsored REIT, though there is virtually no economic benefit or risk related to the common stock subsequent to the completion of the syndication.  Since 1997, FSP Investments has sponsored the syndication of 48 entities, 13 of which were Sponsored Entities, and 35 of which were Sponsored REITs.

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

From time to time, as market conditions warrant, we may sell properties owned by us.  We did not sell any properties in 2008.  In 2007 we sold five properties.  In 2006 we sold six properties and reached an agreement to sell another property.  When we sell a property, we either distribute some or all of the sale proceeds to our stockholders as a distribution or retain some or all of such proceeds for investment in real properties or other corporate activities.

We may acquire, and have acquired, real properties in any geographic area of the United States and of any property type.  We own 29 properties that are located in 13 different states.  Of the 29 properties, 28 are office buildings and one is an industrial use property.  See Item 2 of this Annual Report on Form 10-K for more information about our properties.

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

•
we seek to buy or develop properties that are well-constructed and designed to appeal to a broad base of users and avoid properties where quality has been sacrificed for cost savings in construction or which appeal only to a narrow group of users;

•	we aggressively manage, maintain and upgrade our properties and refuse to neglect or undercapitalize management, maintenance and capital improvement programs; and
•
we believe that we have the ability to hold properties through down cycles because we generally do not have significant leverage on the Company, which could place them at risk of foreclosure.  As of February 20, 2009, none of our 29 properties was subject to mortgage debt, although six Sponsored REITs organized by us have incurred mortgage debt.

Revolver

We currently have an unsecured revolving line of credit, which we refer to as the Revolver, with a group of banks that provides for borrowings at our election of up to $250,000,000 and that matures on August 11, 2011.  Borrowings under the Revolver bear interest at either the bank's prime rate (3.25% at December 31, 2008) or a rate equal to LIBOR plus 100 basis points (1.5% at December 31, 2008).  There were borrowings of $67,468,000 and $84,750,000 at the LIBOR plus 100 basis point rate at a weighted average rate of 2.39% and 6.2% outstanding under the Revolver at December 31, 2008 and 2007, respectively.  The weighted average interest rate on amounts outstanding during 2008 and 2007 was approximately 3.61% and 6.51%, respectively.  As of December 31, 2008, we were in compliance with all bank covenants required under the Revolver.

We have drawn on the Revolver, and intend to draw on the Revolver in the future for a variety of corporate purposes, including the funding of interim mortgage loans to Sponsored REITs and the acquisition of properties that we acquire directly for our portfolio. We typically cause mortgage loans to Sponsored REITs to be secured by a first mortgage against the real property owned by the Sponsored REIT. We make these loans to enable a Sponsored REIT to acquire real property prior to the consummation of the offering of its equity interests, and the loan is repaid out of the offering proceeds.  We also may make secured loans to Sponsored REITs for the purpose of funding capital expenditures, costs of leasing or for other purposes which would be repaid from long-term financing of the property, cash flows from the property or a capital event.

Term Loan

We also have a $75 million unsecured term loan facility, which we refer to as the Term Loan, with three banks.  Proceeds from the Term Loan were used to reduce the outstanding principal balance on the Revolver.  The Term Loan has an initial three-year term that matures on October 15, 2011.  In addition, we have the right to extend the initial maturity date for up to two successive one-year periods, or until October 15, 2013 if both extensions are exercised.  We fixed the interest rate for the initial three-year term of the Term Loan at 5.84% per annum pursuant to an interest rate swap agreement.  As of December 31, 2008, we were in compliance with all bank covenants required under the Term Loan.

Hedging Activities

On October 15, 2008, we entered into an interest rate swap agreement that fixed the interest rate on our Term Loan at 5.84% for three years, which matches the initial three-year term of the Term Loan.  We may engage in hedging transactions to protect us from interest rate fluctuations in the future. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk as we determine is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our qualification as a REIT. We may elect to bear a level of interest rate risk that could otherwise be hedged when we believe based on all relevant facts, that bearing such risk is advisable.

Competition

The economy in the United States is currently experiencing unprecedented disruptions, including increased levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  The current disruptions in the U.S. economy have affected our business and REITs generally and may continue to affect real estate values, occupancy levels and property income levels.  At this time, we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our business, our competitors’ businesses, on REITs generally or on financial institutions that provide capital to us or our competitors.

With respect to our real estate investments, we face competition in each of the markets where the properties are located.  In order to establish, maintain or increase the rental revenues for a property, it must be competitive on location, cost and amenities with other buildings of similar use.  Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services.  On the other hand, some of our competitors may be smaller or have less fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level.  In markets where there is not currently significant existing property competition, our competitors may decide to enter the market and build new buildings to compete with our existing projects or those in a development stage.  Our competition is not only with other developers, but also with property users who choose to own their building or a portion of the building in the form of an office condominium, larger market forces (including the current disruptions in the U.S. economy described above, changes in interest rates and tax treatment) that increase competition among landlords for quality tenants and individual decisions beyond our control.

With respect to our investment banking and investment services business, we face competition for investment dollars from every other kind of investment, including stocks, bonds, mutual funds, exchange traded funds and other real-estate related investments, including other REITs.  Some of our competitors have significantly more resources than we do and are able to advertise their investment products.  Because the offerings of the Sponsored REITs are made pursuant to an exemption from registration under the Securities Act, FSP Investments may not advertise the Sponsored REITs or otherwise engage in any general solicitation of investors to purchase interests in the Sponsored REITs, which may affect our ability to compete for investment dollars.  In addition, because we offer the Sponsored REITs only to accredited investors, our pool of potential investment clients is smaller than that available to some other financial institutions.   Our competition is not only with alternative types of investments, but also with larger market forces (including the current disruptions in the U.S. economy described above, changes in interest rates and tax treatment) beyond our control that may affect the propensity and the ability of investors to invest in Sponsored REITs.

Employees

We had 39 full-time and 1 part-time employees as of February 20, 2009.

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

Item 1A	Risk Factors

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

We typically draw on the Revolver to make an interim mortgage loan to a Sponsored REIT.  The interim mortgage loan enables the Sponsored REIT to acquire real property prior to the consummation of the offering of its equity interests and is typically secured by a first mortgage against the real property acquired.  Once the offering has been completed, the Sponsored REIT typically repays the loan out of the offering proceeds.  If we are unable to fully syndicate a Sponsored REIT, the Sponsored REIT could be unable to fully repay the loan, and we would have to satisfy our obligation under the Revolver through other means.  If we are required to use cash for this purpose, we would have less cash available for distribution to our stockholders or for other corporate purposes.

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

As of December 31, 2008, we had approximately $142 million of indebtedness that bears interest at variable rates, and we may incur more of such indebtedness in the future.  Approximately $75 million of this variable rate debt is fixed through an interest rate swap contract at 5.84% per annum through October 15, 2011.  If interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow, our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders.  In addition, rising interest rates could limit our ability to refinance existing debt when it matures.  From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors.  While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.  In addition, an increase in interest rates could decrease the amount third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other condition.

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

We are dependent on key personnel.

We depend on the efforts of George J. Carter, our President and Chief Executive Officer and a Director; Barbara J. Fournier, our Chief Operating Officer, Treasurer, Secretary, an Executive Vice President and a Director; John G. Demeritt, our Chief Financial Officer and an Executive Vice President; Janet Prier Notopoulos, an ExecutiveVice President and a Director; Scott H. Carter, our General Counsel, Assistant Secretary and an Executive Vice President; R. Scott MacPhee, an Executive Vice President; and William W. Gribbell, an Executive Vice President.  If any of our executive officers were to resign, our operations could be adversely affected.  We do not have employment agreements with any of our executive officers.

Our level of dividends may fluctuate.

Because our investment banking/investment services business is transactional in nature and real estate occupancy levels and rental rates can fluctuate, there is no predictable recurring level of revenue from such activities.  As a result of this, the amount of cash available for distribution may fluctuate, which may result in us not being able to maintain or grow dividend levels in the future. On July 21, 2008, we announced that we had reduced our regular quarterly dividend from $0.31 per share of common stock to $0.19 per share of common stock in order to better align our regular quarterly dividends with the results of our current real estate operations only, without taking into account the results of our less predictable transactional operations.

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

As of February 20, 2009, we owned 29 properties.  Some or all of these properties may decline in value. To the extent our real properties decline in value, our stockholders could lose some or all of the value of their investments.  The value of our common stock may be adversely affected if the real properties held by us decline in value since these real properties represent the majority of the tangible assets held by us.  Moreover, if we are forced to sell or lease the real property held by us below its initial purchase price or its carrying costs or if we are forced to lease real property at below market rates because of the condition of the property, our results of operations would be adversely affected and such negative results of operations may result in lower dividends being paid to holders of our common stock.

New acquisitions may fail to perform as expected.

We may acquire new properties, whether by direct FSP Corp. purchase with cash or the Revolver, by acquisition of Sponsored REITs or other entities by cash or through the issuance of shares of our stock or by investment in a Sponsored REIT.  We acquired a property in Texas in February 2006, the five 2006 Target REITs and the properties they owned on April 30, 2006, a property in Georgia in June 2006 and a property in Colorado in December 2006.  We also acquired a property in Maryland in June 2007, a property in Texas by merger in May 2008, a property in Virginia in December 2008 and a property in Missouri in December 2008.  Newly acquired properties may fail to perform as expected, in which case, our results of operations could be adversely affected.

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

The properties in our portfolio as of December 31, 2008, by aggregate square footage, are distributed geographically as follows: Southwest – 27.5%, West – 20.1%, Midwest – 19.8%, Northeast – 18.3% and Southeast – 14.2%. However, within certain of those regions, we hold a larger concentration of our properties in Dallas, Texas – 17.1%, Greater Denver, Colorado – 12.6% and Houston, Texas – 10.4%.  We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions.

We compete with national, regional and local real estate operators and developers, which could adversely affect our cash flow.

Competition exists in every market in which our properties are currently located and in every market in which properties we may acquire in the future will be located.  We compete with, among others, national, regional and numerous local real estate operators and developers.  Such competition may adversely affect the percentage of leased space and the rental revenues of our properties, which could adversely affect our cash flow from operations and our ability to make expected distributions to our stockholders.  Some of our competitors may have more resources than we do or other competitive advantages.  Competition may be accelerated by any increase in availability of funds for investment in real estate.  For example, decreases in interest rates tend to increase the availability of funds and therefore can increase competition.  To the extent that our properties continue to operate profitably, this will likely stimulate new development of competing properties.  The extent to which we are affected by competition will depend in significant part on both local market conditions and national and global economic conditions.

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

We have significant investments in markets that may be the targets of actual or threatened terrorism attacks in the future.  As a result, some tenants in these markets may choose to relocate their businesses to other markets or to lower-profile office buildings within these markets that may be perceived to be less likely targets of future terrorist activity.  This could result in an overall decrease in the demand for office space in these markets generally or in our properties in particular, which could increase vacancies in our properties or necessitate that we lease our properties on less favorable terms or both.  In addition, future terrorist attacks in these markets could directly or indirectly damage our properties, both physically and financially, or cause losses that materially exceed our insurance coverage.  As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially.  See also “We may lose capital investment or anticipated profits if an uninsured event occurs.”

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

The provisions of the tax code governing the taxation of real estate investment trusts are very technical and complex, and although we expect that we will be organized and will operate in a manner that will enable us to meet such requirements, no assurance can be given that we will always succeed in doing so.  In addition, as a result of our acquisition of the target REITs pursuant to the mergers, we might no longer qualify as a real estate investment trust.  We could lose our ability to so qualify for a variety of reasons relating to the nature of the assets acquired from the target REITs, the identity of the stockholders of the target REITs who become our stockholders or the failure of one or more of the target REITs to have previously qualified as a real estate investment trust.  Moreover, you should note that if one or more of the REITs that we acquired in May 2008, April 2006, April 2005 or June 2003 did not qualify as a real estate investment trust immediately prior to the consummation of its acquisition, we could be disqualified as a REIT as a result of such acquisition.

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

Staggered Board.  Our board of directors is divided into three classes.  The terms of these classes will expire in 2009, 2010 and 2011, respectively.  Directors of each class are elected for a three-year term upon the expiration of the initial term of each class. The staggered terms for directors may affect our stockholders’ ability to effect a change in control even if a change in control were in the stockholders’ best interests.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

Set forth below is information regarding our properties as of December 31, 2008:

Property Location	Date of Purchase or Merged Entity Date of Purchase	Approx. Square Feet	Percent Leased as of 12/31/08	Approx. Number of Tenants	Major Tenants[1]

Office
1515 Mockingbird Lane	7/1/97	109,550	89%	79	Primary Physician Care
Charlotte, NC 28209

678-686 Hillview Drive	3/9/99	36,288	100%	1	Headway Technologies, Inc
Milpitas, CA 95035

600 Forest Point Circle	7/8/99	62,212	100%	2	American Nat’l Red Cross
Charlotte, NC 28273					Cellco Partnership d/b/a
					Verizon Wireless

18000 W. Nine Mile Rd.	9/30/99	214,697	88%	6	Int’l Business Machines Corp.
Southfield, MI 48075

4820 & 4920 Centennial Blvd.	9/28/00	110,730	94%	4	Comcast of Colorado
Colorado Springs, CO 80919					DALSA Colorado Springs
					Walter Kidde Portable Equipment
					AMI Semiconductor, Inc.

14151 Park Meadow Drive	3/15/01	134,850	100%	2	CACI, Inc. – Federal
Chantilly, VA 20151

1370 & 1390 Timberlake	5/24/01	232,766	100%	6	RGA Reinsurance Company
Manor Parkway,					AMDOCS, Inc.
Chesterfield, MO 63017

501 & 505 South 336th Street	9/14/01	117,010	14%	3	See Footnote[2]
Federal Way, WA 98003

50 Northwest Point Rd.	12/5/01	176,848	100%	1	Citicorp Credit Services
Elk Grove Village, IL 60005

1350 Timberlake Manor	3/4/02	116,312	100%	7	RGA Reinsurance Company
Parkway					Metropolitan Life Ins. Company
Chesterfield, MO 63017					Wachovia Securities, LLC
					Ab Mauri Food d/b/a Fleischmanns
__________________________
1 Major tenants are tenants who occupy 10% or more of the space in an individual property.
2 No Tenant occupies more than 10% of the space

Property Location	Date of Purchase or Merged Entity Date of Purchase	Approx. Square Feet	Percent Leased as of 12/31/08	Approx. Number of Tenants	Major Tenants[1]

16285 Park Ten Place	6/27/02	155,715	96%	9	Technip USA, Inc.
Houston, TX 77084					TMI, Inc. a/k/a Trendmaker Homes

2730 - 2760 Junction Avenue	8/27/02	145,951	81%	2	Techwell, Inc
408-410 East Plumeria					County of Santa Clara
San Jose, CA 95134

15601 Dallas Parkway	09/30/02	293,787	90%	8	Jones Lang LaSalle
Addison, TX 75001					Behringer Harvard Holdings, LLC
					Noble Royalties, Inc.

1500 & 1600 Greenville Ave.	3/3/03	298,766	100%	3	Tektronix Texas, LLC.
Richardson, TX 75080					ARGO Data Resource Corp.

6500 & 6560 Greenwood Plaza	2/24/05	199,077	100%	1	New Era of Networks, Inc. (Sybase)
Englewood, CO 80111

3815-3925 River Crossing Pkwy	7/6/05	205,059	98%	18	Crowe, Chizek & Company, LLP
Indianapolis, IN 46240					Somerset CPAs, P.C.
					The College Network

5055 & 5057 Keller Springs Rd.	2/24/06	218,934	83%	31	See Footnote[2]
Addison, TX 75001

2740 North Dallas Parkway	12/15/00	116,622	61%	5	Bluegreen Vacations Unlimited
Plano, TX 75093					Activant, f/k/a Prelude Systems
					Massergy Communications, Inc.

5505 Blue Lagoon Drive	11/6/03	212,619	100%	1	Burger King Corp.
Miami, FL 33126

5620, 5640 Cox Road	7/16/03	297,789	100%	1	Capital One Services, Inc. [3]
Glen Allen, VA 23060

1293 Eldridge Parkway	1/16/04	248,399	100%	1	CITGO Petroleum
Houston, TX 77077

380 Interlocken Crescent	8/15/03	240,184	95%	10	Cooley Godward, LLP.
Broomfield, CO 80021					Montgomery Watson Americas
__________________________
3 Capital One sublets all of the space to LandAmerica Financial Group, Inc. LandAmerica Financial Group, Inc. entered into a direct lease with us which commences at the expiration of the Capital One lease on October 31, 2009. On November 26, 2008, LandAmerica Financial Group, Inc. filed a voluntary motion for relief under chapter 11 of the Bankruptcy Code. As of February 20, 2009, no motion to assume or reject the direct lease had been filed by LandAmerica Financial Group, Inc.

Property Location	Date of Purchase or Merged Entity Date of Purchase	Approx. Square Feet	Percent Leased as of 12/31/08	Approx. Number of Tenants	Major Tenants[1]

3625 Cumberland Boulevard	6/22/06	387,267	90%	25	Corporate Holdings, LLC
Atlanta, GA 30339					Century Business Services
					Bennett Thrasher

390 Interlocken Crescent	12/21/06	241,516	100%	15	Vail Corp.
Broomfield, CO 80021					Leopard Communications, Inc.
					MSI f/k/a Management Specialists

120 East Baltimore St.	06/13/07	325,410	97%	23	Ober, Kaler, Grimes & Shriver
Baltimore, MD 21202					State Retirement of Maryland
					SunTrust Bank

16290 Katy Freeway	5/15/08	156,746	98%	4	Murphy Exploration & Product, Co.
Houston, TX 77094

2291 Ball Drive	12/11/08	127,778	100%	1	Monsanto
St Louis, MO 63146

45925 Horseshoe Drive	12/26/08	135,888	100%	1	Giesecke & Devrient America
Sterling, VA 20166

Sub Total Office		5,318,770

Industrial
8730 Bollman Place	12/14/99	98,745	100%	1	Maines Paper and Foodservice, Inc.
Savage (Jessup), MD 20794

Sub Total Industrial		98,745

Grand Total		5,417,515

__________________________
All of the properties listed above are owned, directly or indirectly, by us.  None of our properties are subject to any mortgage loans.  We have no material undeveloped or unimproved properties, or proposed programs for material renovation, improvement or development of any of our properties.  We believe that our properties are adequately covered by insurance as of December 31, 2008.

Item 3.	Legal Proceedings

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, cash flows or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Directors and Executive Officers of FSP Corp.

The following table sets forth the names, ages and positions of all our directors and executive officers as of February 20, 2009.

Name	Age	Position

George J. Carter (5)	60	President, Chief Executive Officer and Director
Barbara J. Fournier (4)	53	Executive Vice President, Chief Operating Officer, Treasurer, Secretary and Director
Barry Silverstein (1) (2) (4)	75	Director
Dennis J. McGillicuddy (1) (2) (3)	67	Director
Georgia Murray (1) (2) (5) (7)	58	Director
John N. Burke (1) (2) (4) (6)	47	Director
John G. Demeritt	48	Executive Vice President and Chief Financial Officer
William W. Gribbell	49	Executive Vice President
R. Scott MacPhee	51	Executive Vice President
Janet Prier Notopoulos (3)	61	Executive Vice President and Director
Scott H. Carter	37	Executive Vice President, General Counsel and Assistant Secretary
__________________________
(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Class I Director
(4) Class II Director
(5) Class III Director
(6) Chair of the Audit Committee
(7) Chair of the Compensation Committee

George J. Carter, age 60, is President, Chief Executive Officer and has been a Director of FSP Corp. since 2002. Mr. Carter is responsible for all aspects of the business of FSP Corp. and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments.  Prior to the conversion, he was President of the general partner of the FSP Partnership (the “General Partner”) and was responsible for all aspects of the business of the FSP Partnership and its affiliates.  From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”).  Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts.  From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing of First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts.  Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co.  Mr. Carter is a graduate of the University of Miami (B.S.).  Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license.

Barbara J. Fournier, age 53, is Executive Vice President, Chief Operating Officer, Treasurer, Secretary and has been a Director of FSP Corp. since 2002.   Ms. Fournier has as her primary responsibility, together with Mr. Carter, the management of all operating business affairs of FSP Corp. and its affiliates.  Ms. Fournier was the Principal Financial Officer until March 2005.  Prior to the conversion, Ms. Fournier was the Vice President, Chief Operating Officer, Treasurer and Secretary of the General Partner.  From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial.  Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group.  From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities; including Office Manager, Securities Operations and Partnership Administration.  Ms. Fournier attended Northeastern University and the New York Institute of Finance.  Ms. Fournier is a FINRA General Securities Principal (Series 24).  She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license.

Barry Silverstein, age 75, has been a Director of the Company since May 2002.  Mr. Silverstein took his law degree from Yale University in 1957 and subsequently held positions as attorney/officer/director of various privately-held manufacturing companies in Chicago, Illinois.  In 1964, he moved to Florida to manage his own portfolio and to teach at the University of Florida Law School.  In 1968, Mr. Silverstein became the principal founder and shareholder in Coaxial Communications, a cable television company.  In 1998 and 1999, Coaxial sold its cable systems.   Since January 2001, Mr. Silverstein has been a private investor.

Dennis J. McGillicuddy, age 67, has been a Director of the Company since May 2002.  Mr. McGillicuddy graduated from the University of Florida with a B.A. degree and from the University of Florida Law School with a J.D. degree.  In 1968, Mr. McGillicuddy joined Barry Silverstein in founding Coaxial Communications, a cable television company.  In 1998 and 1999, Coaxial sold its cable systems.  Mr. McGillicuddy has served on the boards of various charitable organizations.  He is currently president of the Board of Trustees of Florida Studio Theater, a professional non-profit theater organization, and he serves as a Co-Chair, together with his wife, of Embracing Our Differences, an annual month long art exhibit that promotes the values of diversity and inclusion.  Also, Mr. McGillicuddy is an officer and board member of The Florida Winefest and Auction Inc., a Sarasota-based charity, which funds programs of local charities that provide services to disadvantaged children and their families.

Georgia Murray, age 58, has been a Director of the Company since April 2005 and Chair of the Compensation Committee since October 2006.  Ms. Murray is retired from Lend Lease Real Estate Investments, Inc., where she served as a Principal from November 1999 until May 2000. From 1987 through October 1999, Ms. Murray served as Senior Vice President and Director of The Boston Financial Group, Inc.  Boston Financial was an affiliate of the Boston Financial Group, Inc.  She is a past Trustee of the Urban Land Institute and a past President of the Multifamily Housing Institute.  Ms. Murray previously served on the Board of Directors of Capital Crossing Bank.  She also serves on the boards of numerous non-profit entities.  Ms. Murray is a graduate of Newton College.

John N. Burke, age 47, has been a Director of the Company and Chair of the Audit Committee since June 2004.  Prior to staring his own consulting firm in 2003, he was an Assurance Partner in the Boston office of BDO Seidman, LLP, an international accounting and consulting firm.  Mr. Burke served several private and publicly traded real estate clients at BDO Seidman, LLP and assisted companies with initial public offerings, private equity and debt financings and merger and acquisition transactions.  Mr. Burke’s consulting experience includes SEC reporting matters, compliance with Sarbanes-Oxley, tax and business planning and evaluation of internal controls and management information systems.  Mr. Burke is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.   Mr. Burke holds a Master’s of Science in Taxation and studied undergraduate accounting and finance at Bentley College.

John G. Demeritt, age 48, is Executive Vice President and Chief Financial Officer of FSP Corp. and has been Chief Financial Officer since March 2005.  Mr. Demeritt previously served as Senior Vice President, Finance and Principal Accounting Officer since September 2004.  Prior to September 2004, Mr. Demeritt was a Manager with Vitale Caturano & Company, Ltd., an independent accounting firm where he focused on Sarbanes Oxley compliance.  Previously, from March 2002 to March 2004 he provided consulting services to public and private companies where he focused on SEC filings, evaluation of business processes and acquisition integration.  During 2001 and 2002 he was Vice President of Financial Planning & Analysis at Cabot Industrial Trust, a publicly traded real estate investment trust, which was acquired by CalWest in December 2001.  From October 1995 to December 2000 he was Controller and Officer of The Meditrust Companies, a publicly traded real estate investment trust (formerly known as the The La Quinta Companies, which was then acquired by the Blackstone Group), where he was involved with a number of merger and financing transactions.  Prior to that, from 1986 to 1995 he had financial and accounting responsibilities at three other public companies, and was previously associated with Laventhol & Horwath, an independent accounting firm from 1983 to 1986.  Mr. Demeritt is a Certified Public Accountant and holds a Bachelor of Science degree from Babson College.

William W. Gribbell, age 49, is an Executive Vice President of FSP Corp. and has as his primary responsibility the direct equity placement of the Sponsored REITs.  Prior to the conversion, Mr. Gribbell was an Executive Vice President of the General Partner.  From 1993 through 1996 he was an executive officer of Boston Financial.  From 1989 to 1993 Mr. Gribbell worked at Winthrop Financial Associates.  Mr. Gribbell is a graduate of Boston University (B.A.).  Mr. Gribbell holds a FINRA Series 7 general securities license.

R. Scott MacPhee, age 51, is an Executive Vice President of FSP Corp. and has as his primary responsibility the direct equity placement of the Sponsored REITs.  Prior to the conversion, Mr. MacPhee was an Executive Vice President of the General Partner.  From 1993 through 1996 he was an executive officer of Boston Financial.  From 1985 to 1993 Mr. MacPhee worked at Winthrop Financial Associates.  Mr. MacPhee attended American International College.  Mr. MacPhee holds a FINRA Series 7 general securities license.

Janet Prier Notopoulos, age 61, is an Executive Vice President of FSP Corp. and has been a Director of FSP Corp. and President of FSP Property Management since 2002.  Ms. Notopoulos has as her primary responsibility the oversight of the management of the real estate assets of FSP Corp. and its affiliates.  Prior to the conversion, Ms. Notopoulos was a Vice President of the General Partner.  Prior to joining the FSP Partnership in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients.  From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company.  Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar.  Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

Scott H. Carter, age 37, is Executive Vice President, General Counsel and Assistant Secretary of FSP Corp.   Mr. Carter has been General Counsel since February 2008.  Mr. Carter joined FSP Corp. in October 2005 as Senior Vice President, In-house Counsel and was appointed to the position of Assistant Secretary in May 2006.  Mr. Carter has as his primary responsibility the management of all of the legal affairs of FSP Corp. and its affiliates.  Prior to joining FSP Corp. in October 2005, Mr. Carter was associated with the law firm of Nixon Peabody LLP, which he originally joined in 1999.  At Nixon Peabody LLP, Mr. Carter concentrated his practice on the areas of real estate syndication, acquisitions and finance.  Mr. Carter received a Bachelor of Business Administration (B.B.A.) degree in Finance and Marketing and a Juris Doctor (J.D.) degree from the University of Miami.  Mr. Carter is admitted to practice law in the Commonwealth of Massachusetts.  Mr. Carter’s father, George J. Carter, serves as President, Chief Executive Officer and a Director of FSP Corp.

With the exception of John G. Demeritt and Scott H. Carter, each of the above executive officers has been a full-time employee of FSP Corp. for the past five fiscal years.

George J. Carter, Barbara J. Fournier and Janet Notopoulos is each also a director of each of the following public reporting companies, each of which is a Sponsored REIT: FSP Galleria North Corp.; FSP Phoenix Tower Corp; FSP 50 South Tenth Street Corp.; and FSP 303 East Wacker Drive Corp. Each of these directors holds office in these companies from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director's earlier death, resignation or removal.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE Alternext US under the symbol “FSP”.  The following table sets forth the high and low sales prices on the NYSE Alternext US (and the American Stock Exchange prior to its acquisition by the NYSE Euronext on October 1, 2008) for the quarterly periods indicated.

Three Months	Range
Ended	High	Low
December 31, 2008	$ 15.00	$ 8.13
September 30, 2008	$ 14.80	$ 11.05
June 30, 2008	$ 16.19	$ 12.33
March 31, 2008	$ 13.63	$ 11.40

December 31, 2007	$ 18.63	$ 14.06
September 30, 2007	$ 18.25	$ 14.50
June 30, 2007	$ 19.75	$ 16.06
March 31, 2007	$ 21.15	$ 18.35

As of February 17, 2009, there were 5,652 holders of record of our common stock.

On January 16, 2009, we declared a dividend of $0.19 per share of our common stock payable to stockholders of record as of January 30, 2009 that was paid on February 20, 2009.  Set forth below are the distributions per share of common stock made by FSP Corp. in each quarter since 2007.

Quarter	Distribution Per Share of
Ended	Common Stock of FSP Corp.
December 31, 2008	$0.19
September 30, 2008	$0.19
June 30, 2008	$0.31
March 31, 2008	$0.31

December 31, 2007	$0.31
September 30, 2007	$0.31
June 30, 2007	$0.31
March 31, 2007	$0.31

While not guaranteed, we expect that cash dividends on our common stock comparable to our most recent quarterly dividend will continue to be paid in the future. See Part I, Item 1A Risk Factors, “Our level of dividends may fluctuate.”, for additional information.

The following table provides information about purchases by Franklin Street Properties Corp. during the quarter ended December 31, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1) (2)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1) (2)
10/01/08-10/31/08	0	N/A	0	$31,240,465
11/01/08-11/30/08	0	N/A	0	$31,240,465
12/01/08-12/31/08	0	N/A	0	$31,240,465
Total:	0	N/A	0	$31,240,465

(1)  Our Articles of Incorporation provide that we will use our best efforts to redeem shares of our common stock from stockholders who request such redemption.  Any FSP Corp. stockholder wishing to have shares redeemed must make such a request no later than July 1 of any year for a redemption that would be effective the following January 1.  This obligation is subject to significant conditions.  However, as our common stock is currently listed for trading on the NYSE Alternext US, we are no longer obligated to, and do not intend to, effect any such redemption.

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

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on the Company’s common stock between December 31, 2003 and December 31, 2008 with the cumulative total return of (1) the NAREIT Equity Index, (2) the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”) and (3) the Russell 2000 Total Return Index over the same period.  This graph assumes the investment of $100.00 on December 31, 2003 and assumes that any distributions are reinvested.

			As of December 31,
	2003	2004	2005	2006	2007	2008
FSP	$ 100	$ 115	$ 144	$ 154	$ 117	$ 125
NAREIT Equity	100	132	148	199	168	105
S&P 500	100	111	116	135	142	90
Russell 2000	100	118	124	146	144	95

Notes to Graph:

Because there was no market for the Company’s common stock prior to its listing on the American Stock Exchange (now the NYSE Alternext US) on June 2, 2005, the Board of Directors made a good faith determination of the price per share of Common Stock as of December 31, 2003 and December 31, 2004 for purposes of the calculations set forth above.  In order to make the Common Stock price more comparable to publicly traded indices, the Board of Directors did not apply any discount to reflect the lack of a trading market.

The above performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Item 6.	Selected Financial Data

The following selected financial information is derived from the historical consolidated financial statements of FSP Corp. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and with FSP Corp.’s consolidated financial statements and related notes thereto included in Item 8.

	Year Ended December 31,
	2008	2007	2006	2005	2004
(In thousands, except per share amounts)

Operating Data:
Total revenue	$120,416	$126,993	$107,245	$72,470	$65,094
Income from:
Continuing operations	31,959	36,106	41,540	30,137	32,057
Discontinued operations	-	1,190	7,951	14,486	15,706
Gain on sale of properties	-	23,789	61,438	30,493	-
Net income	31,959	61,085	110,929	75,116	47,763

Basic and diluted income per share:
Continuing operations	0.45	0.51	0.62	0.53	0.65
Discontinued operations	-	0.01	0.12	0.25	0.31
Gain on sale of properties	-	0.34	0.91	0.54	-
Total	0.45	0.86	1.65	1.32	0.96

Distributions declared per
share outstanding (1):	1.00	1.24	1.24	1.24	1.24

	As of December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Total assets	$1,025,433	$1,003,466	$955,317	$677,173	$573,111
Total liabilities	176,436	112,848	33,355	15,590	70,023
Total shareholders' equity	848,997	890,618	921,962	661,583	503,088

(1)  The 2004, 2005, 2006, 2007 and first half of 2008 quarterly distributions were each in the amount of $0.31 per share of common stock, or $1.24 on an annual basis.  Commencing with FSP Corp.’s distribution payable for the quarter ended September 30, 2008, the amount of the distribution was decreased from $0.31 per share of common stock to $0.19 per share of common stock resulting in $1.00 in distributions being paid in 2008.

The 2008, 2006 and 2005 financial statements reflect acquisition by merger of one, five and four Sponsored REITs, respectively.  Prior to their acquisition, FSP Corp. held a non-controlling common stock interest with virtually no economic benefits or risks in each of these REITs, a preferred stock interest in Park Ten Development (which was acquired in 2008) and a preferred stock interest in one of the 2006 Target REITs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States, disruptions in the debt markets, economic conditions in the markets in which we own properties, changes in the demand by investors for investment in Sponsored REITs, risks of a lessening of demand for the types of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  See “Risk Factors” in Item 1A.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is currently experiencing unprecedented disruptions, including increased levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  The current disruptions in the U.S. economy have affected our business and may affect real estate values, occupancy levels, property income and the propensity and the ability of investors to invest in our Sponsored REITs in the future.  At this time, we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our business.

On July 21, 2008, we announced that we had reduced our regular quarterly dividend to $0.19 per share of common stock for the three months ended June 30, 2008, which was paid on August 20, 2008.  In our July 21, 2008 announcement, we noted that we had experienced a significant slowing of activity in, and lower profit contribution from, two transactional components of our business, investment banking/investment services and property dispositions, since the onset of the current disruptions in the U.S. economy.   We also noted that our ongoing/recurring real estate operations continued to show solid performance and that our board of directors believed it was prudent to better align our regular quarterly dividends with the results of our current real estate operations only, without taking into account the results of our less predictable transactional operations.  During the third and fourth quarters of 2008, we continued to experience a significant slowing of activity in, and lower profit contribution from, two transactional components of our business, investment banking/investment services and property dispositions.  However, during the third and fourth quarters of 2008, our real estate operations continued to show steady performance, and we announced a dividend of $0.19 per share of common stock for the three months ended September 30, 2008 that was paid on November 20, 2008 and a dividend of $0.19 per share of common stock for the three months ended December 31, 2008 that was paid on February 20, 2009.

Real Estate Operations

Our real estate portfolio was approximately 93% leased as of December 31, 2008 and 2007.  Although approximately 6% of the square footage in our portfolio was scheduled to expire in 2008, we maintained our 93% occupancy rate during 2008 primarily as a result of our leasing efforts.  While we were able to maintain occupancy rates during 2008, new leasing activity has slowed in most of our markets, and we do not expect to see an increase in the pace of leasing until the broader economic markets stabilize and there is new job growth.  In addition, as 2008 progressed, we noticed an increase in the costs of leasing in the form of free rent and tenant improvement allowances in some of our markets.  We believe that this increase in the costs of leasing is attributable to the current economic downturn, which has forced landlords to compete for an increasingly diminishing pool of quality tenants.  We do not expect this trend to reverse itself until demand for office space increases.

Approximately 11% of the square footage in our portfolio is scheduled to expire in 2009.  While we cannot predict when existing vacancy will be leased or if existing tenants with expiring leases will renew their leases or what the terms and conditions of the lease renewals will be, we expect to renew or sign new leases at current market rates for locations in which the buildings are located, which in some cases may be below the expiring rates.

Given the current economic downturn, the potential for any of our tenants to default on its lease or to seek the protection of bankruptcy laws has increased.  If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. In addition, at any time, a tenant of one of our properties may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders.  On November 26, 2008, LandAmerica Financial Group, Inc. filed a voluntary motion for relief under chapter 11 of the Bankruptcy Code.  LandAmerica Financial Group, Inc. is currently a subtenant of Capital One Services, Inc. at our Innsbrook property in Glen Allen, Virginia through October 2009.  Commencing on November 1, 2009, LandAmerica Financial Group, Inc. is scheduled to become our direct tenant for the entire project, which contains an aggregate of approximately 297,789 rentable square feet of space.  Accordingly, Capital One Services, Inc. remains financially obligated to us for all payments of rent through October 2009.  As of February 20, 2009, no motion to assume or reject the direct lease had been filed by LandAmerica Financial Group, Inc.  At this time we do not know if and cannot predict whether LandAmerica Financial Group, Inc. will assume or reject its direct lease with us.  In the event that LandAmerica Financial Group, Inc. does reject its direct lease with us, we cannot predict how long it would take to lease the vacant space or what the terms and conditions of any new lease or leases would be, although we would expect to sign new leases at current market rates which may be below the expiring rates.  If the LandAmerica Financial Group, Inc. direct lease is rejected and no replacement tenant or tenants are in place prior to the expiration of the Capital One Services, Inc. lease on October 30, 2009, then the total square footage in our portfolio scheduled to expire in 2009 would increase by approximately 6%, to a total of approximately 17%.

Investment Banking/Investment Services

Unlike our real estate operations business, which provides a rental revenue stream which is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature.  Equity raised for Sponsored REIT syndications for 2008 decreased 61.1% to $57.4 million compared to $147.5 million in 2007.

In September 2007, one of our Sponsored REITs purchased an office property located in Kansas City, Missouri.  Permanent equity capitalization of the property was structured as a private placement preferred stock offering totaling $65 million of which $47.1 million has been raised as of December 31, 2008.  In June 2008, one of our Sponsored REITs began development of an office property located in Broomfield, Colorado.  Permanent equity capitalization of the property was structured as a private placement offering of preferred stock totaling $38 million of which $33.3 million has been raised as of December 31, 2008.  Both of these private placements are ongoing as of the beginning of 2009.

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

In addition to difficulties in raising equity from potential real estate investors in this market, our property acquisition executives are now grappling with greater uncertainty surrounding the valuation levels for prime commercial investment real estate.  We believe that the current turmoil in the debt markets, as well as perceptions about the future U.S. economy and interest rates, are producing a larger than normal divergence in the perception of value and future relative investment performance of commercial properties.  While we generally believe that such an environment has the potential to produce some exceptional property acquisition opportunities, caution, perspective and disciplined underwriting standards can significantly impact the timing of any future acquisitions.  Consequently, our ability to provide a regular stream of real estate investment product necessary to grow our overall investment banking/investment services business continues to remain uncertain as 2009 begins.  We also continue to rely solely on our in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time (i.e., invest in a Sponsored REIT).  We continue to evaluate whether our in-house sales force is capable, either through our existing client base or through new clients, of raising sufficient investment capital in Sponsored REITs to achieve future performance objectives.

Discontinued Operations and Property Dispositions

During the year ended December 31, 2008, we sold no properties.  During the year ended December 31, 2007, we disposed of five office properties.  The five office properties are located in Greenville, South Carolina; Alpharetta, Georgia; San Diego, California; Westford, Massachusetts and Austin, Texas.  During the year ended December 31, 2006, we disposed of one apartment property and five commercial properties.  The apartment property is located in Katy, Texas.  The five commercial properties are located in Santa Clara, California; Fairfax and Herndon, Virginia and North Andover and Peabody, Massachusetts.  Accordingly, sold properties as of December 31, 2007 are classified as held for sale on our financial statements.  The operating results for these real estate assets have been reflected as discontinued operations in the financial statements for the years ended December 31, 2007 and 2006.

We continue to evaluate our portfolio, and in the future may decide to dispose of additional properties from time-to-time in the ordinary course of business.  However, because of the current uncertainty surrounding the valuation levels for real estate and the current uncertainty in the capital and debt markets previously discussed, we do not expect the level of disposition activity to be as significant as it was in 2007 and 2006.

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  On an on-going basis, we evaluate our estimates.  In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.  The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed below. Significant estimates in the consolidated financial statements include the allowance for doubtful accounts, purchase price allocations, useful lives of fixed assets and the valuation of the derivative.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations.  Our most critical accounting policies involve our investments in Sponsored REITs and our investments in real property.  These policies affect our:

•	allocation of purchase prices;
•	allowance for doubtful accounts;
•	assessment of the carrying values and impairments of long lived assets;
•	useful lives of fixed assets;
•	valuation of derivatives;
•	classification of leases; and
•	revenue recognition in the syndication of Sponsored REITs.

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

Allowance for bad debts

We provide an allowance for doubtful accounts based on our estimate of a tenant’s ability to make future rent payments.  The computation of this allowance is based in part on the tenants’ payment history and current credit status.

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

Derivative Instruments

We recognize derivatives on the balance sheet at fair value. Derivatives that do not qualify, or are not designated as hedge relationships, must be adjusted to fair value through income. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income within stockholders’ equity. Amounts are then reclassified from accumulated other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Ineffectiveness, if any, is recorded in the income statement. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly as required by SFAS Statement No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FASB Statement No. 138 “Accounting for Certain Derivative Instruments and Hedging Activities of an Amendment of FASB 133” and FASB Statement No. 149 “Amendment of Statement 133 on Derivative Instrument and Hedging Activities.” Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS 133. We currently have no fair value hedges outstanding. Fair values of derivatives are subject to significant variability based on changes in interest rates. The results of such variability could be a significant increase or decrease in our derivative assets, derivative liabilities, book equity, and/or earnings.

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

We currently hold preferred stock interest in two Sponsored REITs.  As a result of our common stock interest and our preferred stock interest in these two Sponsored REITs, we exercise influence over, but do not control these entities.  These preferred share investments are accounted for using the equity method.  Under the equity method of accounting our cost basis is adjusted by our share of the Sponsored REITs' operations and distributions received.  We also agreed to vote our preferred shares in any matter presented to a vote by the stockholders of these Sponsored REITs in the same proportion as shares voted by other stockholders of the Sponsored REITs.

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

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, and in February 2008 amended SFAS No. 157 with FASB Staff Position SFAS 157-1 (“FSP FAS 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under FSP FAS 157-1 and was amended later with FASB Staff Position SFAS 157-2, “ Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 is applied prospectively, including to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases” for purposes of measurements and classifications. SFAS No. 157 and FSP FAS 157-1 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 and FSP FAS 157-1 did not have a material impact on the Company’s financial position, operations or cash flow.  FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.  The Company is currently assessing the potential impact that the adoption of FSP FAS 157-2 will have on our financial position, results of operations or cash flows.

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

Results of Operations

Overview:

During 2006 we acquired the five 2006 Target REITs by merger, acquired three additional properties, made a $4.1 million investment in a Sponsored REIT, sold six properties and reached an agreement to sell another property, which closed on January 31, 2007.  During 2007 we acquired one property, made an $82.8 million investment in a Sponsored REIT and sold five properties.  During 2008 we acquired one property by merger and two additional properties by direct acquisition.  As a result of this activity, as of December 31, 2008, we owned 29 properties and had investments in two non-consolidated REITs.

Mergers and Acquisitions:

On February 24, 2006, we acquired one commercial property in Texas, on April 30, 2006 we completed the acquisition by merger of the five 2006 Target REITs, on June 27, 2006 we acquired a commercial property in Georgia and on December 21, 2006 we acquired a commercial property in Colorado.   On June 13, 2007, we acquired a commercial property in Maryland.  On May 15, 2008, we completed the acquisition by merger of Park Ten Development, on December 11, 2008 we acquired a commercial property in Missouri and on December 23, 2008 we acquired a commercial property in Virginia.  The results of operations for each of the acquired or merged properties are included in our operating results as of their respective purchase or merger dates.  Increases in rental revenues and expenses for the year ended December 31, 2008 compared to the year ended December 31, 2007, or, the year ended December 31, 2007 compared to the year ended December 31, 2006 are primarily a result of the timing of these acquisitions and subsequent contribution of these acquired properties.

Sales of Real Estate:

The sales of real estate in 2006 included the following.  On May 24, 2006, we sold an apartment building in Katy, Texas, and on May 31, 2006 we sold two commercial properties, one in Santa Clara, California and another in Fairfax, Virginia.  On August 9, 2006, we sold a commercial property in Peabody, Massachusetts, on November 16, 2006 we sold a commercial property in Herndon, Virginia and on December 21, 2006 we sold a commercial property in North Andover, Massachusetts.  As of December 31, 2006, we classified a property in Greenville, South Carolina as held-for-sale, which was sold on January 31, 2007.

Additional sales of real estate in 2007 included the following.  On June 21, 2007, we sold an office property in Alpharetta, Georgia, and on June 27, 2007 we sold an office property in San Diego, California, on July 16, 2007 we sold an office property in Westford, Massachusetts, and on December 20, 2007 we sold an office property in Austin, Texas.

We had no sales of real estate in 2008.

The operating results of the eleven properties sold in 2006 and 2007 are classified as discontinued operations in our financial statements for all periods presented.

 Investment Banking:

Revenue for the investment banking/investment services segment is primarily based on the gross proceeds from the sale of securities in the syndications of the Sponsored REITs.  We completed the syndication of two Sponsored REITs with total gross proceeds of $170.2 million in 2006.  During 2007, we completed one syndication of a Sponsored REIT and began the process of syndicating another Sponsored REIT, for which total gross proceeds from both syndications aggregated $147.5 million in 2007.  During 2008, we started syndication of another Sponsored REIT.  Total gross proceeds from both syndications aggregated $57.4 million in 2008 and both are currently in process.  We believe the decrease of $90.1 million in 2008 compared to 2007 and the decrease of $22.7 million in 2007 compared to 2006 were attributable to the recent turmoil in the financial, debt and real estate markets, which is discussed above in “Trends and Uncertainties – Economic Conditions”.  Revenues and expenses for investment banking/investment services are directly related to the gross proceeds of these syndications.

Our acquisition executives continue to work on other property investment opportunities for our own portfolio and for syndication.  However, business growth in the syndication area is uncertain at the beginning of 2009.

The following table shows financial results for the years ended December 31, 2008 and 2007.

(in thousands)

Revenues:	2008	2007	Change
Rental	$111,198	$100,961	$10,237
Related party revenue:
Syndication fees	3,766	8,986	(5,220)
Transaction fees	3,641	9,898	(6,257)
Management fees and interest income from loans	1,739	7,030	(5,291)
Other	72	118	(46)
Total revenues	120,416	126,993	(6,577)

Expenses:
Real estate operating expenses	28,999	26,171	2,828
Real estate taxes and insurance	17,740	16,535	1,205
Depreciation and amortization	30,360	29,334	1,026
Selling, general and administrative	8,268	7,466	802
Commissions	2,151	4,737	(2,586)
Interest	4,921	7,684	(2,763)
Total expenses	92,439	91,927	512

Income before interest income, equity in earnings (losses) of non-consolidated REITs and taxes on income	27,977	35,066	(7,089)
Interest income	745	2,377	(1,632)
Equity in earnings (losses) of non-consolidated REITs	2,747	(464)	3,211

Income before taxes on income	31,469	36,979	(5,510)
Taxes on income	(490)	873	(1,363)

Income from continuing operations	31,959	36,106	(4,147)
Discontinued operations:
Income from discontinued operations	-	1,190	(1,190)
Gain on sale of properties, less applicable income tax	-	23,789	(23,789)
Total discontinued operations	-	24,979	(24,979)

Net income	$31,959	$61,085	$(29,126)

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

Revenues

Total revenues decreased by $6.6 million to $120.4 million for the year ended December 31, 2008, as compared to $127.0 million for the year ended December 31, 2007.  The decrease was primarily a result of:

o
A $11.5 million decrease in syndication and transaction (loan commitment) fees, which was principally a result of the decrease in gross syndication proceeds for the year ended December 31, 2008 compared to the same period in 2007.

o
A $5.3 million decrease in interest income from loans, which was principally a result of lower interest income earned from lower average loan balances during the year ended December 31, 2008 as compared to the same period in 2007.  This interest income is derived from mortgage loans on the properties in syndication.  The impact of this decrease was slightly greater as a result of lower interest rates charged during 2008 compared to 2007.

These decreases were partially offset by:

o
An increase to rental revenue of approximately $10.2 million from real estate arising primarily from the acquisitions of the following properties: a property in Maryland in June 2007, a property in Texas in May 2008, a property in Missouri in December 2008 and a property in Virginia in December 2008.

Expenses

Total expenses were $92.4 million for the year ended December 31, 2008, or an increase of $0.5 million compared to the year ended December 31, 2007.  The increase was primarily a result of:

o
The increase in real estate operating expenses, real estate taxes and insurance costs of $4.0 million, and depreciation of $1.0 million, which were primarily a result of the acquisitions discussed above.

o
An increase in selling, general and administrative expenses of approximately $0.8 million for the year ended December 31, 2008, which was primarily a result of the cost of new employees hired in the last year, and increases in discretionary bonuses and professional fees.  We had 41 and 38 employees as of December 31, 2008 and 2007 at our headquarters in Wakefield.

These increases were partially offset by:

o
A decrease in interest expense of $2.8 million resulting primarily from a lower average loan balance outstanding during the year ended December 31, 2008 compared to the year ended December 31, 2007, and to a lesser extent lower interest rates in 2008 compared to 2007.

o
A decrease in commission expenses of $2.6 million, which was principally a result of the decrease in gross syndication proceeds for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Interest income

Interest income decreased $1.6 million to $0.7 million for the year ended December 31, 2008 compared to the year ended December 31, 2007, which was primarily a result of a lower interest rates and a lower average balance of cash between 2008 and 2007.

Equity in earnings (losses) of non-consolidated REITs

Equity in earnings (losses) of non-consolidated REITs increased approximately $3.2 million to $2.7 million for the year ended December 31, 2008 compared to losses of $0.5 million for the year ended December 31, 2007, which was principally a result of income attributed to us from our investment in East Wacker.

Taxes on income

Taxes on income decreased $1.4 million for the year ended December 31, 2008 compared to the year ended December 31, 2007.  The decrease was primarily due to lower taxable income from the investment banking and investment services business in the 2008 period compared to 2007, which was principally a result of the decrease in gross syndication proceeds from 2008 compared to 2007.  During both periods in 2008 and 2007, we had an effective tax rate of 40.3%.  We expect an effective tax rate of approximately 40.3% for our taxable REIT subsidiary in the future.

Income from continuing operations

The resulting income from continuing operations for the year ended December 31, 2008 compared to the year ended December 31, 2007 decreased $4.1 million to $32.0 million for the reasons discussed above.

Discontinued operations and gain on sale of assets

During 2008, we did not sell any properties.  During 2007, we sold five properties which are reported as discontinued operations on our financial statements for the year ended December 31, 2007.  Income from discontinued operations was $1.2 million for the year ended December 31, 2007.

During the year ended December 31, 2007, we reported $23.8 million as gain on sale of assets, which is summarized in the tables below:

(dollars in thousands)				Net
	City/	Property	Date of	Sales
Property Address	State	Type	Sale	Proceeds	Gain

33 & 37 Villa Road	Greenville, SC	Office	January 31, 2007	$ 5,830	$ -
11680 Great Oaks Way	Alpharetta, GA	Office	June 21, 2007	32,535	6,601
17030 Goldentop Road	San Diego, CA	Office	June 27, 2007	36,199	14,741
10 Lyberty Way	Westford, MA	Office	July 16, 2007	10,861	1,942
11211 Taylor Draper Lane	Austin, TX	Office	December 20, 2007	10,429	257
Settlement of escrows on
prior property sales				248	248
Net Sales Proceeds and Gain
on sales of real estate				$ 96,102	$ 23,789

Net Income

The resulting net income for the year ended December 31, 2008 was $32.0 million compared to net income of $61.1 million for the year ended December 31, 2007.

The following table shows financial results for the years ended December 31, 2007 and 2006.

(in thousands)

Revenues:	2007	2006	Change
Rental	$100,961	$83,147	$17,814
Related party revenue:
Syndication fees	8,986	10,693	(1,707)
Transaction fees	9,898	11,262	(1,364)
Management fees and interest income from loans	7,030	2,083	4,947
Other	118	60	58
Total revenues	126,993	107,245	19,748

Expenses:
Real estate operating expenses	26,171	19,045	7,126
Real estate taxes and insurance	16,535	12,282	4,253
Depreciation and amortization	29,334	20,893	8,441
Selling, general and administrative	7,466	8,518	(1,052)
Commissions	4,737	5,522	(785)
Interest	7,684	2,449	5,235
Total expenses	91,927	68,709	23,218

Income before interest income, equity in earnings (losses) of non-consolidated REITs and taxes on income	35,066	38,536	(3,470)
Interest income	2,377	2,998	(621)
Equity in earnings (losses) of non-consolidated REITs	(464)	845	(1,309)

Income before taxes on income	36,979	42,379	(5,400)
Taxes on income	873	839	34

Income from continuing operations	36,106	41,540	(5,434)
Discontinued operations:
Income from discontinued operations	1,190	7,951	(6,761)
Gain on sale of properties, less applicable income tax	23,789	61,438	(37,649)
Total discontinued operations	24,979	69,389	(44,410)

Net income	$61,085	$110,929	$(49,844)

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

Revenues

Total revenues increased by $19.8 million to $127.0 million for the year ended December 31, 2007, as compared to $107.2 million for the year ended December 31, 2006.  The increase was primarily a result of:

o
An increase to rental revenue of approximately $17.8 million from real estate arising from the acquisitions of the following properties: a property in Texas during February 2006, the five 2006 Target REITs by merger on April 30, 2006, a property in Georgia in June 2006, a property in Colorado in December 2006 and a property in Maryland in June 2007.  The increase was net of a $7.2 million decrease in lease termination payments received.  During the year ended December 31, 2007, we received lease termination fee income of $253,000 compared to approximately $7.5 million received from three tenants during the year ended December 31, 2006.

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

Expenses

Total expenses were $91.9 million for the year ended December 31, 2007, or an increase of $23.2 million compared to the year ended December 31, 2006.  The increase was primarily a result of:

o
The increase in real estate operating expenses, real estate taxes and insurance costs of $11.4 million, and depreciation of $8.4 million, which were primarily a result of the acquisitions and mergers discussed above.

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

Equity in earnings (losses) of non-consolidated REITs

Equity in earnings (losses) of non-consolidated REITs decreased approximately $1.3 million to losses of $0.5 million for the year ended December 31, 2007 compared to the year ended December 31, 2006, which was principally a result of losses attributed to us from the syndications in process during 2007, as compared to income during the year ended December 31, 2006 from syndications and non-consolidated investments.

Taxes on income

Total taxes on income remained relatively consistent for the year ended December 31, 2007 compared to for the year ended December 31, 2006.  There was an increase of approximately $226,000 in 2007 related to a new business tax enacted by the State of Texas based on the operations of our properties in Texas which was offset by approximately $192,000 less taxes primarily due to lower taxable income from the investment banking services.  The decrease in investment banking services in the 2007 period compared to 2006 was principally a result of a decrease in gross syndication proceeds from 2007 compared to 2006.  During both periods in 2007 and 2006, we had an effective tax rate of 40.3% for our taxable REIT subsidiary performing investment banking services.  We expect an effective tax rate of approximately 40.3% for our taxable REIT subsidiary in the future.

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

During the year ended December 31, 2007 we reported $23.8 million as gain on sale of assets and for the year ended December 31, 2006 we reported $61.4 million as net gains on the sale of assets, which are summarized in the tables below:

(dollars in thousands)				Net
	City/	Property	Date of	Sales
Property Address	State	Type	Sale	Proceeds	Gain

33 & 37 Villa Road	Greenville, SC	Office	January 31, 2007	$ 5,830	$ -
11680 Great Oaks Way	Alpharetta, GA	Office	June 21, 2007	32,535	6,601
17030 Goldentop Road	San Diego, CA	Office	June 27, 2007	36,199	14,741
10 Lyberty Way	Westford, MA	Office	July 16, 2007	10,861	1,942
11211 Taylor Draper Lane	Austin, TX	Office	December 20, 2007	10,429	257
Settlement of escrows on
prior property sales				248	248
Net Sales Proceeds and Gain
on sales of real estate				$ 96,102	$ 23,789

(in thousands)				Net
	City/	Property	Date of	Sales
Property Address	State	Type	Sale	Proceeds	Gain/(Loss)

22400 Westheimer Parkway	Katy, TX	Apartment	May 24, 2006	$ 18,204	$ 2,373
4995 Patrick Henry Drive	Santa Clara, CA	Office	May 31, 2006	8,188	1,557
12902 Federal Systems Park Drive	Fairfax, VA	Office	May 31, 2006	61,412	24,240
One Technology Drive	Peabody, MA	Industrial	August 9, 2006	15,995	6,366
2251 Corporate Park Drive	Herndon, VA	Office	November 16, 2006	58,022	27,941
451 Andover Street
& 203 Turnpike Street	North Andover, MA	Office	December 21, 2006	11,362	3,810
Net Sales Proceeds and Gain
on sales of real estate				$ 173,183	66,287
Provision for loss on
property held for sale:
33 & 37 Villa Road	Greenville, SC	Office	January 31, 2007		(4,849)
					$ 61,438

Net Income

The resulting net income for the year ended December 31, 2007 was $61.1 million compared to net income of $110.9 million for the year ended December 31, 2006.

Liquidity and Capital Resources

Cash and cash equivalents were $29.2 million and $47.0 million at December 31, 2008 and 2007, respectively. This decrease of $17.8 million is attributable to $64.3 million provided by operating activities less $68.6 million used by investing activities and $13.5 million used for financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations, cash anticipated to be generated by the sale of preferred stock in future Sponsored REITs and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly formed Sponsored REITs.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of interest on the part of investors in purchasing shares of Sponsored REITs and the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $64.3 million is primarily attributable to net income of $32.0 million excluding non-cash activity, consisting primarily of depreciation and amortization of $34.7 million less straight-line rent of $1.4 million; less equity in income from non-consolidated REITs of $2.7 million; plus dividends received from non-consolidated REITs of $5.3 million and less payment of deferred leasing commissions of approximately $3.4 million.

Investing Activities

Our cash used by investing activities of $68.6 million is attributable to uses of $78.4 million for acquisitions and additions to real estate investments and office equipment, including our acquisition by merger of Park Ten Development on May 15, 2008, a property in Missouri on December 11, 2008 and a property in Virginia on December 23, 2008, and to a lesser extent tenant improvements and office equipment; a use of approximately $1.1 million for a loan made to a Sponsored REIT that is classified in other assets on our balance sheet and a use of $1.3 million for a deposit on a property that we had under a purchase and sale agreement.  These uses were partially offset by approximately $12.2 million of proceeds received from the syndications in process with FSP Grand Boulevard Corp. and FSP 385 Interlocken Development Corp.

Financing Activities

Our cash used by financing activities of $13.5 million is attributable to approximately $70.5 million of distributions to shareholders plus net repayments on borrowings under our Revolver of $17.3 million and $0.7 million of deferred financing cost.  These uses were partially offset by fully borrowings our $75 million Term Loan.

Revolver

The Revolver is with a group of banks for borrowings at our election of up to $250,000,000 and matures on August 11, 2011.  Borrowings under the Revolver bear interest at either the bank's prime rate (3.25% at December 31, 2008) or a rate equal to LIBOR plus 100 basis points (1.5% at December 31, 2008).  There were borrowings of $67,468,000 and $84,750,000 at the LIBOR plus 100 basis point rate at a weighted average rate of 2.39% and 6.2% outstanding under the Revolver at December 31, 2008 and 2007, respectively.  There was no balance outstanding at December 31, 2006.  The weighted average interest rate on amounts outstanding at December 31, 2008 and 2007 was approximately 3.61% and 6.51%, respectively.  As of December 31, 2008, we were in compliance with all bank covenants under the Revolver.

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

Term Loan

On October 15, 2008, we closed on a $75,000,000 unsecured term loan facility with three banks.  Proceeds from the Term Loan were used to reduce the outstanding principal balance on the Revolver.  The Term Loan has an initial three-year term that matures on October 15, 2011.  In addition, we have the right to extend the initial maturity date for up to two successive one-year periods, or until October 15, 2013 if both extensions are exercised.  We fixed the interest rate for the initial three-year term of the Term Loan at 5.84% per annum pursuant to an interest rate swap agreement.  As of December 31, 2008, we were in compliance with all bank covenants under the Term Loan.

Equity Securities

As of December 31, 2008, we have an automatic shelf registration statement on Form S-3 on file with the SEC relating to the offer and sale, from time to time, of an indeterminate amount of our common stock.  From time to time, we expect to issue additional shares of our common stock under our automatic shelf registration statement or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a revolving line of credit secured by a mortgage.  As of December 31, 2008, we were committed to fund up to $27.5 million to three Sponsored REITs under such arrangements for the purpose of funding capital expenditures and leasing costs of which $1,125,000 has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long-term financings of the underlying properties, cash flows from the underlying properties or capital events.

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Assets Held for Syndication

As of December 31, 2008 and 2007, we had one asset held for syndication for a property in Kansas City, Missouri.  As of December 31, 2006, there were no assets held for syndication.

Assets Held for Sale

As of December 31, 2008 and 2007, there were no assets held for sale.  During 2006 an agreement was reached to sell a commercial property in Greenville, South Carolina at a loss.  The property was sold on January 31, 2007.  Accordingly, this property was recorded at its approximate net sales price with other properties sold in 2007.

Related Party Transactions

On May 15, 2008, we acquired Park Ten Development by merger for a total purchase price of approximately $35.4 million. The acquisition was effected by merging a wholly owned acquisition subsidiary of the Company with and into Park Ten Development.  The holders of preferred stock in Park Ten Development received cash consideration of approximately $127,290 per share.

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

In December 2008, we entered into a three year secured promissory note for a revolving line of credit, which we refer to as the Phoenix Revolver, for up to $15.0 million with an entity that is wholly-owned by one of our Sponsored REITs, FSP Phoenix Tower Corp., of which $3.6 million was drawn in January 2009 and is outstanding.  Advances under the Phoenix Revolver bear interest at a rate equal to the 30 day LIBOR rate plus 300 basis points and each advance thereunder requires a 50 basis point draw fee.  In December 2008, we also entered into a three year secured promissory note for a revolving line of credit, which we refer to as the Waterford Revolver, for up to $7.0 million with a Sponsored REIT, FSP 505 Waterford Corp., which is available but has not been drawn on.  Advances under the Waterford Revolver bear interest at a rate equal to the 30 day LIBOR rate plus 300 basis points and each advance thereunder requires a 50 basis point draw fee.  In December 2007, we entered into a three year secured promissory note for a revolving line of credit, which we refer to as the Highland Revolver, for up to $5.5 million with a Sponsored REIT, FSP Highland Place I Corp., of which $1,125,000 has been drawn and is outstanding.  Advances under the Highland Revolver bear interest at a rate equal to the 30 day LIBOR rate plus 200 basis points.  The Phoenix Revolver, the Waterford Revolver and the Highland Revolver were made to fund capital expenditures, costs of leasing and for other purposes and each is secured by a mortgage on the underlying property.  We anticipate that any advances made under the Phoenix Revolver, the Waterford Revolver and the Highland Revolver will be repaid at their maturity or earlier from long-term financings of the underlying properties, cash flows from the underlying properties or capital events.

For a discussion of transactions between us and related parties during 2008, see Footnote No. 4 “Related Party Transactions” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2008.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the years ended December 31, 2008 and 2007, the rental income exceeded the expenses for each individual property, with the exception of a property located in Westford, Massachusetts, which we sold on July 16, 2007, a property located in Federal Way, Washington and a property located in San Jose, California.  The Westford, Massachusetts property had operating expenses of approximately $190,000 for the six and one-half month period ending through July 16, 2007 on which date the property was sold.

•
The property at Federal Way, Washington had a single tenant lease, which expired September 14, 2006.  During 2007, we signed leases with two tenants for approximately 12% of the space, which generated rental income of $128,000 and had operating expenses of $614,000 during the year ended December 31, 2007.  During 2008, we signed another tenant to a lease and the three tenants now account for approximately 14% of the space, which generated rental income of $335,000 and had operating expenses of $592,000 during the year ended December 31, 2008.

•
During 2007, the San Jose, California property had one tenant in the building occupying approximately 19% of the rentable square footage of the property.  We had rental income of $422,000 during the year ended December 31, 2007 from the tenant in place and the property had operating expenses of $478,000 for the year ended December 31, 2007.  In December 2007, we signed a lease that commenced in 2008 with another tenant for approximately 62% of the rentable square footage of the property.  As a result of the lease signed in December 2007, the property had rental income that exceeded expenses during the year ended December 31, 2008.

Rental Income Commitments

Our commercial real estate operations include the leasing of office buildings and industrial properties subject to leases with terms greater than one year.  The leases thereon expire at various dates through 2019.  Approximate future minimum rental income from non-cancelable operating leases as of December 31, 2008 is:

(in thousands)	Year ended December 31,

2009	$88,948
2010	76,151
2011	64,206
2012	53,453
2013	45,090
Thereafter (2014-2020)	108,211
$436,059

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2008.

Contractual Obligations	Payment due by period
	(in thousands)
	Total	2009	2010	2011	2012	2013	2014
Revolver	$ 67,468	$ 67,468	$ -	$ -	$ -	$ -	$ -
Term Loan	75,000	-	150	74,850	-	-	-
Operating Leases	532	336	196	-	-	-	-
Total	$ 143,000	$ 67,804	$ 346	$ 74,850	$ -	$ -	$ -

The operating leases in the table above consist of our lease of corporate office space, which was amended in 2007, expires on July 31, 2010 and has one 3-year renewal option.  The lease includes a base annual rent and additional rent for our share of taxes and operating costs.

From time to time, we may provide financing to Sponsored REITs in the form of a revolving line of credit secured by a mortgage.  As of December 31, 2008, we were committed to fund up to $27.5 million to three Sponsored REITs under such arrangements for the purpose of funding capital expenditures and leasing costs of which $1,125,000 has been drawn and is outstanding.

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

We have acquired a preferred stock interest in four Sponsored REITs, including one that the Company acquired by merger on April 30, 2006, which was accounted for as a purchase, and the acquired assets and liabilities were recorded at their fair value, and, another that we acquired on May 15, 2008 by cash merger.  As a result of our common stock interest and our preferred stock interest in the remaining two Sponsored REITs, we exercise influence over, but do not control these entities.  These preferred share investments are accounted for using the equity method.  Under the equity method of accounting our cost basis is adjusted by our share of the Sponsored REITs' operations and distributions received.  We also agreed to vote our preferred shares in any matter presented to a vote by the stockholders of these Sponsored REITs in the same proportion as shares voted by other stockholders of the Sponsored REITs.

At December 31, 2008, we held a common stock interest in 12 Sponsored REITs, 10 of which were fully syndicated and from which we no longer share economic benefit or risk.  The two that were not fully syndicated at December 31, 2008 include one that commenced in September 2007, and another that commenced in June 2008.  The value of the entities that were not fully syndicated was approximately $13.3 million and was shown on the consolidated balance sheets as assets held for syndication.  At December 31, 2007, we held a common stock interest in 12 Sponsored REITs, 11 of which were fully syndicated and from which we no longer share economic benefit or risk.  One syndication commenced in September 2007 and was not completed by December 31, 2007. The value of the entity that was not fully syndicated was approximately $26.3 million and was shown on the consolidated balance sheets as an asset held for syndication.  At December 31, 2006, we held a common stock interest in ten Sponsored REITs, nine of which were fully syndicated, and one was substantially syndicated, from which we no longer share economic benefit or risk.

The table below shows our income and expenses from Sponsored REITs.  Management fees of $20,000 and $2,000 for the years ended December 31, 2007 and 2006, respectively, and interest expense related to the Company’s mortgage on properties is eliminated in consolidation.  There was no income or expenses from Sponsored REITs that were consolidated during the year ended December 31, 2008.

	Year Ended December 31,
(in thousands)	2007	2006
Operating Data:
Rental revenues	$3,510	$1,416
Operating and maintenance expenses	1,834	636
Depreciation and amortization	855	326
Interest expense: permanent mortgage loan	179	-
Interest expense: acquisition loan	1,448	597
Interest income	51	22
	$(755)	$(121)

During the year ended December 31, 2008, we recorded equity in income from two Sponsored REITs following commencement of the syndication of $211,000 and during the year ended December 31, 2007, we recorded equity in losses from two Sponsored REITs following the commencement of syndication of $627,000 and during the year ended December 31, 2006 we recorded equity in income from Sponsored REITs following the commencement of syndication of $664,000.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  As of December 31, 2008 and 2007, if market rates on borrowings under our Revolver increased by 10% at maturity, or approximately 24 and 62 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.2 million and $0.5 million annually. The interest rate on our Revolver as of December 31, 2008 was LIBOR plus 100 basis points.  We do not believe that the interest rate risk represented by borrowings under our Revolver is material as of December 31, 2008.

Our Term Loan of $75 million bears interest at a variable rate of LIBOR plus 200 basis points, with a 2% floor on LIBOR, which was fixed at 5.84% annum for its initial three year term with an interest rate swap agreement, and therefore, the fair value of this instrument is affected by changes in market interest rates. We believe that we have mitigated interest rate risk with respect to the Term Loan through the interest rate swap agreement for the initial three year term of the loan. This interest rate swap agreement was our only derivative instrument as of December 31, 2008.

The Term Loan has an initial three year term that matures on October 15, 2011. In addition, we have the right to extend the initial maturity date for up to two successive one-year periods, or until October 15, 2013 if both extensions are exercised. Upon maturity, our future income, cash flows and fair values relevant to financial instruments will be dependent upon the balance then outstanding and prevalent market interest rates.

The table below lists our derivative instrument, which is hedging variable cash flows related to interest on our Term Loan as of December 31, 2008 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	Term Loan	LIBOR	$75,000	5.840%	10/2008	10/2011	$(3,099)

Our Term Loan hedging transaction used a derivative instrument that involves certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparty to our derivative arrangement is RBS Citizens, N.A., which has a senior unsecured debt credit rating of Aa3 by Moody’s. As a result, we do not anticipate that the counterparty will fail to meet its obligations. However, there can be no assurance that we will be able to adequately protect against the foregoing risks or that will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

The Revolver matures in August 2011 and has a variable rate of interest.  Upon maturity, our future income, cash flows and fair values relevant to financial instruments will be dependent upon the balance then outstanding and prevalent market interest rates.

We borrow from time-to-time under the Revolver.  These borrowings bear interest at the bank’s base rate (3.25% at December 31, 2008) or a 30 day LIBOR plus 100 basis points (1.5% at December 31, 2008), as elected by us when requesting funds.  Generally the borrowings are for 30 day LIBOR plus 100 Basis points.  There were borrowings totaling $67,468,000 and $84,750,000 in the aggregate at the 30 day LIBOR plus 100 basis point rate, representing a weighted average rate of 2.39% and 6.2% outstanding under the Revolver at December 31, 2008 and 2007, respectively.  We have drawn on the Revolver, and intend to draw on the Revolver in the future for a variety of corporate purposes, including the funding of interim mortgage loans to Sponsored REITs and the acquisition of properties that we acquire directly for our portfolio.  Generally interim mortgage loans bear interest at the same variable rate payable by us under our line of credit.  We also may draw on the Revolver to fund advances we may make under three revolving line of credit facilities we made with Sponsored REITs.

In December 2008, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Phoenix Revolver, for up to $15.0 million with an entity that is wholly-owned by one of our Sponsored REITs, FSP Phoenix Tower Corp., of which $3.6 million was drawn in January 2009 and is outstanding.  Advances under the Phoenix Revolver bear interest at a rate equal to the 30 day LIBOR rate plus 300 basis points and each advance thereunder requires a 50 basis point draw fee.  In December 2008, we also entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Waterford Revolver, for up to $7.0 million with a Sponsored REIT, FSP 505 Waterford Corp., which is available but has not been drawn on.  Advances under the Waterford Revolver bear interest at a rate equal to the 30 day LIBOR rate plus 300 basis points and each advance thereunder requires a 50 basis point draw fee.  In December 2007, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Highland Revolver for up to $5.5 million to a Sponsored REIT, FSP Highland Place I Corp., of which $1,125,000 has been drawn and is outstanding.  Advances under the Highland Revolver bear interest at a rate equal to the 30 day LIBOR rate plus 200 basis points.  We therefore believe that we have mitigated our interest rate risk with respect to our borrowings that are used to make loans to our Sponsored REITs, including the Phoenix Revolver, the Waterford Revolver and the Highland Revolver.  The Phoenix Revolver, the Waterford Revolver and the Highland Revolver were made to fund capital expenditures, costs of leasing and for other purposes and each is secured by a mortgage on the underlying property.  We anticipate that any advances made will be repaid at their maturity or earlier from long-term financings of the underlying properties, cash flows from the underlying properties or capital events.  Historically we have satisfied borrowings under our Revolver that are used to make loans to our Sponsored REITs from cash or the sale of properties in our portfolio.

The following table presents as of December 31, 2008 our contractual variable rate borrowings under our Revolver, which matures on August 11, 2011 and under our Term Loan, which matures on October 15, 2011.  Under the Term Loan we have the right to extend the initial maturity date for up to two successive one-year periods, or until October 15, 2013 if both extensions are exercised:

	Payment due by period
	(in thousands)
	Total	2009	2010	2011	2012	2013	2014
Revolver	$ 67,468	$ 67,468	$ -	$ -	$ -	$ -	$ -
Term Loan	75,000	-	150	74,850	-	-	-
Total	$ 142,468	$ 67,468	$ 150	$ 74,850	$ -	$ -	$ -

Item 8.	Financial Statements and Supplementary Data

The information required by this item is included in the financial pages following the Exhibit index herein and incorporated herein by reference.  Reference is made to the Index to Consolidated Financial Statements in Item 15 of Part IV.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included elsewhere in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2008.  Please see page F-3.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

  PART III

Certain information required by Part III of this Form 10-K will be contained in our definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) which we plan to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The response to this item is contained under the caption “Directors and Executive Officers of FSP Corp.” in Part I hereof and in the Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Our board of directors has adopted a code of business conduct and ethics that applies to all of our executive officers, directors and employees. The code was approved by the audit committee of our board of directors and by the full board of directors. We have posted a current copy of our code under “Corporate Governance” in the “Investor Relations” section of our website at www.franklinstreetproperties.com. To the extent permitted by applicable rules of the NYSE Alternext US, we intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of business conduct and ethics with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website.

Item 11.	Executive Compensation

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in the Proxy Statement under the captions “Beneficial Ownership of Voting Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The response to this item is contained in the Proxy Statement under the captions “Election of Directors” and “Transactions with Related Persons” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

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

The Financial Statement Schedules listed on the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

3.	Exhibits:

The Exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of February 23, 2009 by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

By:      /s/ George J. Carter
George J. Carter
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter George J. Carter	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2009

/s/ Barbara J. Fournier Barbara J. Fournier	Executive Vice President, Chief Operating Officer, Treasurer, Secretary and Director	February 23, 2009

/s/ John G. Demeritt John G. Demeritt	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2009

/s/ Janet P. Notopoulos Janet P. Notopoulos	Director, Executive Vice President	February 23, 2009

/s/ Barry Silverstein Barry Silverstein	Director	February 23, 2009

/s/ Dennis J. McGillicuddy Dennis J. McGillicuddy	Director	February 23, 2009

/s/ John Burke John Burke	Director	February 23, 2009

/s/ Georgia Murray Georgia Murray	Director	February 23, 2009

EXHIBIT INDEX

Exhibit No.	Description

2.1 (1)**
Agreement and Plan of Merger by and among FSP Corp., Blue Lagoon Acquisition Corp., Innsbrook Acquisition Corp., Willow Bend Acquisition Corp., 380 Interlocken Acquisition Corp., Eldridge Green Acquisition Corp., FSP Blue Lagoon Drive Corp., FSP Innsbrook Corp., FSP Willow Bend Office Center Corp., FSP 380 Interlocken Corp. and FSP Eldridge Green Corp., dated as of March 15, 2006.

2.2 (2)**	Agreement and Plan of Merger by and among FSP Corp., Park Ten Phase II Acquisition Corp. and FSP Park Ten Development Corp. dated as of March 19, 2008.
3.1 (3)	Articles of Incorporation.
3.2 (4)	Amended and Restated By-laws.
10.1+ (5)	2002 Stock Incentive Plan of FSP Corp.
10.2 (6)
Third Amended and Restated Loan Agreement dated as of October 19, 2007 by and among the Company, certain wholly-owned subsidiaries of the Company, RBS Citizens, National Association, Bank of America, N.A., Wachovia Bank, National Association and Chevy Chase Bank, F.S.B.

10.3 (7)
First Amendment to Third Amended and Restated Loan Agreement dated as of October 15, 2008 by and among the Company, certain wholly-owned subsidiaries of the Company, RBS Citizens, National Association, Bank of America, N.A., Wachovia Bank, National Association and Chevy Chase Bank, F.S.B.

10.4 (7)	Term Loan Agreement dated as of October 15, 2008 by and among the Company, certain of its wholly-owned subsidiaries, RBS Citizens, National Association and Wachovia Bank, National Association.
10.5 (7)	ISDA Master Agreement dated as of October 15, 2008, by and between the Company and RBS Citizens, National Association, together with the schedule relating thereto.
10.6+ (8)	Form of Retention Agreement.
10.7+ (9)	Change in Control Discretionary Plan.
14.1 (10)	Code of Business Conduct and Ethics.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX, continued

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________________
(1)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on March 16, 2006 (File No. 001-32470).
(2)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on March 21, 2008 (File No. 001-32470).
(3)	Incorporated by reference to FSP Corp.’s Form 8-A, filed April 5, 2005 (File No. 001-32470).
(4)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on May 15, 2006 (File No. 001-32470).
(5)	Incorporated by reference to FSP Corp.’s Annual Report on Form 10-K, filed on March 29, 2002 (File No. 0-32615).
(6)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on October 22, 2007 (File No. 001-32470).
(7)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on October 15, 2008 (File No. 001-32470).
(8)	Incorporated by reference to FSP Corp.’s Annual Report on Form 10-K, filed on February 24, 2006 (File No. 0-32615).
(9)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 8, 2006 (File No. 001-32470).
(10)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on August 3, 2004 (File No. 0-32615).
+	Management contract or compensatory plan or arrangement filed as an Exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
*	Filed herewith.
**	FSP Corp. agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Franklin Street Properties Corp.:

We have audited the accompanying consolidated balance sheets of Franklin Street Properties Corp. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Street Properties Corp. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Franklin Street Properties Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 20, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Franklin Street Properties Corp.:

We have audited Franklin Street Properties Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Franklin Street Properties Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Franklin Street Properties Corp.’s Annual Report on Form 10-K under the heading Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Franklin Street Properties Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Franklin Street Properties Corp. and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 20, 2009

Franklin Street Properties Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2008	2007

Assets:
Real estate assets:
Land	$107,153	$99,140
Buildings and improvements	810,732	743,027
Fixtures and equipment	299	212
	918,184	842,379
Less accumulated depreciation	74,126	52,060
Real estate assets, net	844,058	790,319

Acquired real estate leases, less accumulated amortization of $29,200 and $23,401, respectively	28,518	33,695
Investment in non-consolidated REITs	83,046	85,663
Asset held for syndication, net	13,254	26,310
Cash and cash equivalents	29,244	46,988
Restricted cash	336	336
Tenant rent receivables, less allowance for doubtful accounts of $509 and $430, respectively	1,329	1,472
Straight-line rent receivable, less allowance for doubtful accounts of $261 and $261, respectively	8,816	7,387
Prepaid expenses	2,206	1,395
Related party mortgage loan receivable	1,125	-
Other assets	2,406	406
Office computers and furniture, net of accumulated depreciation of $1,108 and $968, respectively	281	309
Deferred leasing commissions, net of accumulated amortization of $3,416, and $1,975, respectively	10,814	9,186

Total assets	$1,025,433	$1,003,466

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2008	2007

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$67,468	$84,750
Term loan payable	75,000	-
Accounts payable and accrued expenses	22,297	20,255
Accrued compensation	1,654	1,564
Tenant security deposits	1,874	1,874
Other liabilities: derivative termination value	3,099	-
Acquired unfavorable real estate leases, less accumulated amortization of $1,779, and $1,226, respectively	5,044	4,405

Total liabilities	176,436	112,848

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.0001 par value, 180,000,000 shares authorized, 70,480,705 and 70,480,705 shares issued and outstanding, respectively	7	7
Additional paid-in capital	889,019	889,019
Accumulated other comprehensive loss	(3,099)	-
Earnings (distributions) in excess of accumulated earnings/distributions	(36,930)	1,592

Total stockholders’ equity	848,997	890,618

Total liabilities and stockholders’ equity	$1,025,433	$1,003,466

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Consolidated Statements of Income

	For the Year Ended
	December 31,
(in thousands, except per share amounts)	2008	2007	2006

Revenues:
Rental	$111,198	$100,961	$83,147
Related party revenue:
Syndication fees	3,766	8,986	10,693
Transaction fees	3,641	9,898	11,262
Management fees and interest income from loans	1,739	7,030	2,083
Other	72	118	60
Total revenues	120,416	126,993	107,245
Expenses:
Real estate operating expenses	28,999	26,171	19,045
Real estate taxes and insurance	17,740	16,535	12,282
Depreciation and amortization	30,360	29,334	20,893
Selling, general and administrative	8,268	7,466	8,518
Commissions	2,151	4,737	5,522
Interest	4,921	7,684	2,449
Total expenses	92,439	91,927	68,709

Income before interest income, equity in earnings (losses) of non-consolidated REITs and taxes on income	27,977	35,066	38,536
Interest income	745	2,377	2,998
Equity in earnings (losses) of non-consolidated REITs	2,747	(464)	845

Income before taxes on income	31,469	36,979	42,379
Taxes on income	(490)	873	839

Income from continuing operations	31,959	36,106	41,540
Discontinued operations:
Income from discontinued operations	-	1,190	7,951
Gain on sale of properties and provision for loss on property
held for sale of $4,849 in 2006, less applicable income tax	-	23,789	61,438
Total discontinued operations	-	24,979	69,389

Net income	$31,959	$61,085	$110,929

Weighted average number of shares outstanding, basic and diluted	70,481	70,651	67,159

Earnings per share, basic and diluted, attributable to:
Continuing operations	$0.45	$0.51	$0.62
Discontinued operations	-	0.35	1.03
Net income per share, basic and diluted	$0.45	$0.86	$1.65

The accompanying notes are an integral part of these consolidated financial statements.

 Franklin Street Properties Corp.
Consolidated Statements of Stockholders’ Equity

					Earnings/
					(distributions)
				Accumulated	in excess of
			Additional	other	accumulated	Total
	Common Stock		Paid-In	comprehensive	earnings/	Stockholders'
(in thousands)	Shares	Amount	Capital	loss	distributions	Equity

Balance, December 31, 2005	59,795	$6	$663,389	$-	$(1,812)	$661,583
Shares issued for:
Merger	10,971	1	230,397	-	-	230,398
Net income	-	-	-	-	110,929	110,929
Distributions	-	-	-	-	(80,948)	(80,948)
Balance, December 31, 2006	70,766	7	893,786	-	28,169	921,962
Repurchased shares	(285)	-	(4,767)	-	-	(4,767)
Net income	-	-	-	-	61,085	61,085
Distributions	-	-	-	-	(87,662)	(87,662)
Balance, December 31, 2007	70,481	7	889,019	-	1,592	890,618
Comprehensive income	-	-	-	(3,099)	31,959	28,860
Distributions	-	-	-	-	(70,481)	(70,481)
Balance, December 31, 2008	70,481	$7	$889,019	$(3,099)	$(36,930)	$848,997

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$31,959	$61,085	$110,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	30,444	30,563	24,951
Amortization of above market lease	4,283	4,948	7,138
Gain on sale of real estate assets	-	(23,789)	(61,438)
Equity in earnings (deficit) of non-consolidated REITs	(2,747)	472	(1,043)
Distributions from non-consolidated REITs	5,348	1,806	783
Increase (decrease) in bad debt reserve	79	(3)	83
Changes in operating assets and liabilities:
Restricted cash	-	425	(300)
Tenant rent receivables, net	64	971	(1,076)
Straight-line rents, net	(1,406)	(3,359)	(1,334)
Prepaid expenses and other assets, net	(901)	374	(327)
Accounts payable, accrued expenses and other items	448	1,884	1,174
Accrued compensation	90	(1,079)	752
Tenant security deposits	-	130	451
Payment of deferred leasing commissions	(3,353)	(4,314)	(5,880)
Net cash provided by operating activities	64,308	70,114	74,863
Cash flows from investing activities:
Cash from issuance of common stock in the merger transaction	-	-	13,849
Purchase of real estate assets and office computers and furniture, capitalized merger costs	(73,888)	(77,894)	(159,351)
Acquired real estate leases	(4,508)	(3,726)	(6,801)
Investment in non-consolidated REITs	(10)	(82,831)	(4,137)
Investment in related party mortgage loan receivable	(1,125)	-	-
Redemption of (investment in) certificate of deposit	-	5,143	(5,143)
Merger costs paid	-	-	(838)
Changes in deposits on real estate assets	(1,300)	-	(4,300)
Investment in assets held for syndication	12,236	(22,093)	-
Proceeds received on sales of real estate assets	-	96,102	173,183
Net cash provided by (used in) investing activities	(68,595)	(85,299)	6,462
Cash flows from financing activities:
Distributions to stockholders	(70,481)	(87,662)	(80,948)
Purchase of treasury shares	-	(4,767)	-
Offering Costs	-	-	(119)
Borrowings under bank note payable	-	84,750	-
Repayments of bank note payable	(17,282)	-	-
Borrowings under term loan payable	75,000	-	-
Deferred financing costs	(694)	(121)	-
Net cash used in financing activities	(13,457)	(7,800)	(81,067)
Net increase (decrease) in cash and cash equivalents	(17,744)	(22,985)	258
Cash and cash equivalents, beginning of year	46,988	69,973	69,715
Cash and cash equivalents, end of year	$29,244	$46,988	$69,973

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2008	2007	2006

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$4,754	$6,667	$2,772
Taxes on income	$257	$730	$780
Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$3,206	$1,613	$8,516
Deposits on real estate assets converted to investments in assets
held for syndication	$-	$5,010	$-
Assets acquired through issuance of common stock
in the merger transaction, net	$-	$-	$230,517
Investment in non-consolidated REITs converted to real estate
assets and acquired real estate leases in conjunction with merger	$846	$-	$4,018

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

Estimates and Assumptions

The Company prepares its financial statements and related notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in the consolidated financial statements include the allowance for doubtful accounts, purchase price allocations, useful lives of fixed assets and the valuation of the derivative.

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

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

2.      Significant Accounting Policies (continued)

Prior to April 2006, the Company held a preferred stock investment in FSP Blue Lagoon Drive Corp. (“Blue Lagoon”), which was one of the 2006 Target REITs acquired by merger on April 30, 2006, and accordingly was eliminated when recording the merger.  The Company initially purchased 49.25 preferred shares (approximately 8.2%) of Blue Lagoon on January 30, 2004, and agreed to vote its shares in any matter presented to a vote by the stockholders of Blue Lagoon in the same proportion as shares voted by other stockholders of Blue Lagoon.  The investment in Blue Lagoon was accounted for under the equity method.

On September 22, 2006, the Company purchased 48 preferred shares (approximately 4.6%) of a Sponsored REIT, FSP Phoenix Tower Corp. (“Phoenix Tower”), for $4,116,000.   The Company agreed to vote its shares in any matter presented to a vote by the stockholders of Phoenix Tower in the same proportion as shares voted by other stockholders of Phoenix Tower.  The investment in Phoenix Tower was accounted for under the equity method.

On December 27, 2007, the Company purchased 965.75 preferred shares (approximately 43.7%) of a Sponsored REIT, FSP 303 East Wacker Drive Corp. (“East Wacker”), for $82,813,000.  The Company agreed to vote its shares in any matter presented to a vote by the stockholders of East Wacker in the same proportion as shares voted by other stockholders of East Wacker.  The investment in East Wacker was accounted for under the equity method.

Prior to May 15, 2008, the Company held a preferred stock investment in FSP Park Ten Development Corp. (“Park Ten Development”), which was acquired by merger on May 15, 2008, and accordingly was eliminated when recording the merger.  On September 29, 2005, the Company acquired 8.5 preferred shares (approximately 3.05%) of Park Ten Development in exchange for the contribution of 2.9 acres of developable land. The Company agreed to vote its shares in any matter presented to a vote by the stockholders of Park Ten Development in the same proportion as shares voted by other stockholders of Park Ten Development.  The investment in Park Ten Development was accounted for under the equity method.

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

Category	Years
Commercial Buildings	39
Building improvements	15-39
Fixtures and equipment	3-7

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

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

2.      Significant Accounting Policies (continued)

Acquired Real Estate Leases and Amortization

The Company accounts for leases acquired via direct purchase of real estate assets, or as a result of a merger, under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141. “Business Combinations”.  Accordingly, the Company recorded a value relating to the leases acquired as a result of the acquisition by merger of one Sponsored REIT in 2008 and five Sponsored REITs in 2006.  The Company also recorded a value as a result of two direct acquisitions in 2008, one direct acquisition in 2007 and three direct acquisitions in 2006.  Acquired real estate leases represent costs associated with acquiring an in-place lease (i.e., the market cost to execute a similar lease, including leasing commission, legal, vacancy and other related costs) and the value relating to leases with rents above the market rate. Amortization is computed using the straight-line method over the life of the leases, which range from 23 months to 147 months.

Amortization related to costs associated with acquiring an in-place lease is included in depreciation and amortization on the consolidated statements of income.  Amortization related to leases with rents above the market rate is offset against the rental revenue in the consolidated statements of income. The estimated annual amortization expense for the five years succeeding December 31, 2008 are as follows:

(in thousands)
2009	$ 9,485
2010	6,646
2011	3,690
2012	2,484
2013	1,958
2014 and thereafter	4,255

Acquired Unfavorable Real Estate Leases and Amortization

The Company accounts for leases acquired via direct purchase of real estate assets, or as a result of a merger, under the provisions of SFAS No. 141. “Business Combinations”.  Accordingly, the Company recorded a value relating to the leases acquired as a result of the acquisition by merger of one Sponsored REIT in 2008 and five Sponsored REITs in 2006.  The Company also recorded a value as a result of two direct acquisitions in 2008, one direct acquisition in 2007 and three direct acquisitions in 2006.  Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate. Amortization is computed using the straight-line method over the life of the leases, which range from 27 months to 147 months.

Amortization related to leases with rents below the market rate is included with rental revenue in the consolidated statements of income. The estimated annual amortization for the five years succeeding December 31, 2008 are as follows:

(in thousands)
2009	$ 957
2010	848
2011	713
2012	669
2013	578
2014 and thereafter	1,279

Discontinued Operations

The Company accounts for properties as held for sale under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which typically occurs upon the execution of a purchase and sale agreement and belief by management that the sale or disposition is probable of occurrence within one year.  Upon determining that a property is held for sale, the Company discontinues depreciating the property and reflects the property in its consolidated balance sheets at the lower of its carrying amount or fair value less the cost to sell.  The Company presents property related to discontinued operations on its consolidated balance sheets as “Assets held for sale”, on a comparative basis.  The Company reports the results of operations of its properties classified as discontinued operations in its consolidated statements of income if no significant continuing involvement exists after the sale or disposition.

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

Concentration of Credit Risks

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, derivatives and accounts receivable.  The Company maintains its cash balances principally in two banks which the Company believes to be creditworthy.  The Company periodically assesses the financial condition of the banks and believes that the risk of loss is minimal.  Cash balances held with various financial institutions frequently exceed the insurance limit of $250,000 provided by the Federal Deposit Insurance Corporation.  The derivative we have is from an interest rate swap agreement that is discussed in Note 6.  We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  The Company has no single tenant which accounted for more than 10% of our annualized rent.

Financial Instruments

The Company estimates that the carrying value of cash and cash equivalents, restricted cash, and the bank note payable approximate their fair values based on their short-term maturity and prevailing interest rates.

Straight-line Rent Receivable

Certain leases provide for fixed rent increases over the life of the lease. Rental revenue is recognized on a straight-line basis over the related lease term; however, billings by the Company are based on the lease agreements.  Straight-line rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $8,816,000 and $7,387,000 at December 31, 2008 and 2007, respectively.  The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments.  The computation of this allowance is based in part on the tenants’ payment history and current credit status.  The reserve balance was not changed during 2008 and during 2007 the Company increased its allowance by $98,000 to $261,000 based on such analysis.

Deferred Leasing Commissions

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space.  These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements.  Amortization expense was approximately $1,725,000, $1,371,000 and $674,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

2.      Significant Accounting Policies (continued)

The estimated annual amortization for the five years following December 31, 2008 is as follows:

(in thousands)
2009	$ 1,874
2010	1,851
2011	1,732
2012	1,488
2013	1,219
2014 and thereafter	2,650

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

Revenue Recognition

Rental revenue includes income from leases, certain reimbursable expenses, straight-line rent adjustments and other income associated with renting the property.  A summary of rental revenue is shown in the following table:

	Year Ended
(in thousands)	December 31,
	2008	2007	2006
Income from leases	$88,199	$79,916	$73,304
Reimbursable expenses	25,876	22,563	15,451
Straight-line rent adjustment	1,406	3,305	1,084
Amortization of favorable leases	(4,283)	(4,823)	(6,692)
	$111,198	$100,961	$83,147

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

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

2.      Significant Accounting Policies (continued)

Income Taxes

Taxes on income for the years ended December 31, 2008, 2007 and 2006 represent taxes incurred by FSP Investments, which is a taxable REIT subsidiary.   For FSP the State of Texas in 2006 enacted a new franchise tax starting in 2007 which is classified as an income tax for reporting purposes.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at December 31, 2008, 2007, and 2006. The denominator used for calculating basic and diluted net income per share was 70,481,000, 70,651,000, and 67,159,000, for the years ended December 31, 2008, 2007, and 2006, respectively.

Derivative Instruments

The Company recognizes derivatives on the balance sheet at fair value. Derivatives that do not qualify, or are not designated as hedge relationships, must be adjusted to fair value through income. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income within stockholders’ equity. Amounts are then reclassified from accumulated other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Ineffectiveness, if any, is recorded in the income statement. The Company periodically reviews the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly as required by SFAS Statement No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FASB Statement No. 138 “Accounting for Certain Derivative Instruments and Hedging Activities of an Amendment of FASB 133” and FASB Statement No. 149 “Amendment of Statement 133 on Derivative Instrument and Hedging Activities.” Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS 133. The Company currently has no fair value hedges outstanding. Fair values of derivatives are subject to significant variability based on changes in interest rates. The results of such variability could be a significant increase or decrease in our derivative assets, derivative liabilities, book equity, and/or earnings.

Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.  Financial assets and liabilities recorded on the consolidated balance sheets at fair value are categorized based on the inputs to the valuation techniques as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. SFAS 157 was applied to the Company’s outstanding derivative, and Level 2 inputs were used to value the interest rate swap.

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

2.      Significant Accounting Policies (continued)

Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, and in February 2008 amended SFAS No. 157 with FASB Staff Position SFAS 157-1 (“FSP FAS 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under FSP FAS 157-1 and was amended later with FASB Staff Position SFAS 157-2, “ Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 is applied prospectively, including to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases” for purposes of measurements and classifications. SFAS No. 157 and FSP FAS 157-1 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 and FSP FAS 157-1 did not have a material impact on the Company’s financial position, operations or cash flow.  FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.  The Company is currently assessing the potential impact that the adoption of FSP FAS 157-2 will have on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company evaluates the performance of its reportable segments based on Funds From Operations (“FFO”) as management believes that FFO represents the most accurate measure of the reportable segment’s activity and is the basis for distributions paid to equity holders.  The Company defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property and acquisition costs of newly acquired properties that are not capitalized, plus depreciation and amortization, and after adjustments to exclude non-cash income (or losses) from non-consolidated or Sponsored REITs, plus distributions received from non-consolidated or Sponsored REITs.

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

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

3.      Business Segments (continued)

		Investment
	Real	Banking/
	Estate	Investment
(in thousands):	Operations	Services	Total
Year ended December 31, 2008:
Net income	$30,008	$1,951	$31,959
Equity in earnings of non-consolidated REITs	(2,747)	-	(2,747)
Distribution from non-consolidated REITs	5,348	-	5,348
Depreciation and amortization	34,505	138	34,643

Funds From Operations	$67,114	$2,089	$69,203

Year ended December 31, 2007:
Net income	$51,646	$9,439	$61,085
Gain on sale of properties	(23,789)	-	(23,789)
Equity in earnings of non-consolidated REITs	472	-	472
Distribution from non-consolidated REITs	1,806	-	1,806
Depreciation and amortization	35,340	135	35,475

Funds From Operations	$65,475	$9,574	$75,049

Year ended December 31, 2006:
Net income	$99,848	$11,081	$110,929
Gain on sale of properties	(61,438)	-	(61,438)
Equity in earnings of non-consolidated REITs	(1,043)	-	(1,043)
Distribution from non-consolidated REITs	783	-	783
Depreciation and amortization	31,926	121	32,047

Funds From Operations	$70,076	$11,202	$81,278

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

3.      Business Segments (continued)

The Company’s cash distributions for the years ended December 31, 2008, 2007 and 2006 are summarized as follows:

Quarter paid	Distribution Per Share/Unit	Total Cash Distributions
		(in thousands)
Second quarter of 2008	$0.31	$21,849
Third quarter of 2008	0.19	13,391
Fourth quarter of 2008	0.19	13,391
First quarter of 2009 (A)	0.19	13,391
	$0.88	$62,022

Second quarter of 2007	$0.31	$21,937
Third quarter of 2007	0.31	21,938
Fourth quarter of 2007	0.31	21,849
First quarter of 2008 (A)	0.31	21,849
	$1.24	$87,573

Second quarter of 2006	$0.31	$18,536
Third quarter of 2006	0.31	21,938
Fourth quarter of 2006	0.31	21,938
First quarter of 2007 (A)	0.31	21,938
	$1.24	$84,350

(A)           Represents distributions declared and paid in the first quarter related to the fourth quarter of the prior year.

Cash distributions per share are declared and paid based on the total outstanding shares as of the record date and are typically paid in the quarter following the quarter that FFO is generated.

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

3.      Business Segments (continued)

The following table is a summary of other financial information by business segment:

	Real Estate Operations	Investment Banking/ Investment Services	Total
		(in thousands)
December 31, 2008:
Revenue	$113,009	$7,407	$120,416
Interest income	709	36	745
Interest expense	4,921	-	4,921
Income from discontinued operations, net	-	-	-
Capital expenditures	7,013	102	7,115
Investment in non-consolidated REITs	83,046	-	83,046
Identifiable assets	1,020,456	4,977	1,025,433

December 31, 2007:
Revenue	$108,070	$18,923	$126,993
Interest income	2,317	60	2,377
Interest expense	7,684	-	7,684
Income from discontinued operations, net	1,190	-	1,190
Capital expenditures	11,031	69	11,100
Investment in non-consolidated REITs	85,663	-	85,663
Identifiable assets	997,145	6,321	1,003,466

December 31, 2006:
Revenue	$85,261	$21,984	$107,245
Interest income	2,949	49	2,998
Interest expense	2,449	-	2,449
Income from discontinued operations, net	7,951	-	7,951
Capital expenditures	15,604	185	15,789
Investment in non-consolidated REITs	5,064	-	5,064
Identifiable assets	948,261	7,056	955,317

4.      Related Party Transactions

Investment in Sponsored REITs

At December 31, 2008, we held an interest in 12 Sponsored REITs, of which ten were fully syndicated and two were underway.  At December 31, 2007, we held an interest in 12 Sponsored REITs, of which eleven were fully syndicated and one was underway that commenced in September 2007.  The syndication of East Wacker was completed in December 2007 and the Company purchased a preferred stock investment in it.  At December 31, 2006, we held an interest in 10 Sponsored REITs, of which nine were fully syndicated and one was substantially syndicated.  The syndication of Phoenix Tower was completed in September 2006 and the Company purchased a preferred stock investment in it.

The table below shows the Company’s income and expenses from Sponsored REITs.  Management fees of $20,000 and $2,000 for the years ended December 31, 2007 and 2006, respectively, and interest expense related to the Company’s mortgages on properties owned by these entities are eliminated in consolidation.  There was no income or expenses from Sponsored REITs that were consolidated during the year ended December 31, 2008.

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

4.      Related Party Transactions (continued)

	Year Ended December 31,
(in thousands)	2007	2006
Operating Data:
Rental revenues	$3,510	$1,416
Operating and maintenance expenses	1,834	636
Depreciation and amortization	855	326
Interest expense: permanent mortgage loan	179	-
Interest expense: acquisition loan	1,448	597
Interest income	51	22
	$(755)	$(121)

Equity in earnings of investment in non-consolidated REITs:

The following table includes equity in earnings of investments in non-consolidated REITs:

	Year Ended December 31,
(in thousands)	2008	2007	2006

Equity in earnings (losses) of Sponsored REITs	$211	$(627)	$664
Equity in earnings of Blue Lagoon	-	-	75
Equity in earnings of Park Ten Development	9	6	25
Equity in earnings of Phoenix Tower	28	201	81
Equity in earnings (losses) of East Wacker	2,499	(44)	-
	$2,747	$(464)	$845

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

Equity in earnings (losses) of East Wacker is derived from the Company’s preferred stock investment in the entity.  In December 2007 the Company purchased 965.75 preferred shares or 43.7% of the outstanding preferred shares of East Wacker for $82,813,000 (which represented $96,575,000 at the offering price net of commissions of $7,726,000, loan fees of $5,553,000 and acquisition fees of $483,000 that were excluded).

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

4.      Related Party Transactions (continued)

The following table includes distributions received from non-consolidated REITs:

	Year Ended December 31,
(in thousands)	2008	2007	2006

Distributions from Sponsored REITs	$1,031	$1,441	$561
Distributions from Blue Lagoon	-	-	187
Distributions from Park Ten Development	16	1	27
Distributions from Phoenix Tower	171	364	8
Distributions from East Wacker	4,130	-	-
	$5,348	$1,806	$783

Non-consolidated REITs

The Company has in the past acquired by merger entities similar to the Sponsored REITs, including on April 30, 2006, the five 2006 Target REITs, and on May 15, 2008, Park Ten Development.  The Company’s business model for growth includes the potential acquisition by merger in the future of Sponsored REITs.  However, the Company has no legal or any other enforceable obligation to acquire or to offer to acquire any Sponsored REIT.  In addition, any offer (and the related terms and conditions) that might be made in the future to acquire any Sponsored REIT would require the approval of the boards of directors of the Company and the Sponsored REIT and the approval of the shareholders of the Sponsored REIT.

The operating data below for 2008 includes operations of the 12 Sponsored REITs the Company held an interest in as of December 31, 2008, and Park Ten Development from January through May 14, 2008.  The Company acquired Park Ten Development by merger on May 15, 2008.  The operating data below for 2007 includes operations of the 12 Sponsored REITs the Company held an interest in as of December 31, 2007.  The operating data below for 2006 includes operations of the 10 Sponsored REITs the Company held an interest in as of December 31, 2006 and five 2006 Target REITs from January through April 30, 2006.  The five 2006 Target REITs were merged into the Company on April 30, 2006.

Summarized financial information for the Sponsored REITs is as follows:

	December 31,	December 31,
(in thousands)	2008	2007

Balance Sheet Data (unaudited):
Real estate, net	$683,218	$690,323
Other assets	114,015	89,384
Total liabilities	(189,435)	(201,617)
Shareholders' equity	$607,798	$578,090

	For the Year Ended December 31,
(in thousands)	2008	2007	2006

Operating Data (unaudited):
Rental revenues	$100,915	$94,406	$57,279
Other revenues	1,834	3,410	3,487
Operating and maintenance expenses	(51,463)	(45,072)	(28,736)
Depreciation and amortization	(24,122)	(23,843)	(12,875)
Interest expense	(10,194)	(23,038)	(14,159)
Net income	$16,970	$5,863	$4,996

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

4.      Related Party Transactions (continued)

Syndication fees and Transaction fees:

The Company provided syndication and real estate acquisition advisory services for Sponsored REITs.  Syndication, development and transaction fees from non-consolidated entities amounted to approximately $7,407,000, $18,884,000, and $21,955,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days’ notice.  Asset management fee income from non-consolidated entities amounted to approximately $928,000, $867,000, and $627,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company typically makes interim mortgage loans to Sponsored REITs that enable Sponsored REITs to acquire their respective properties prior to the consummation of the offering of their equity interests.  The interim mortgage loans are subsequently repaid out of offering proceeds.  From time-to-time the Company also makes secured loans to Sponsored REITs for the purpose of funding capital expenditures and other costs of leasing.  The Company is typically entitled to interest on funds advanced to Sponsored REITs.

In December 2008, the Company entered into a three-year secured promissory note for a revolving line of credit (the “Phoenix Revolver”) for up to $15.0 million with an entity that is wholly-owned by one of our Sponsored REITs, FSP Phoenix Tower Corp., and which is available but has not been drawn on as of December 31, 2008.  Advances under the Phoenix Revolver bear interest at a rate equal to the 30 day LIBOR rate plus 300 basis points and each advance thereunder requires a 50 basis point draw fee.  In December 2008, the Company also entered into a three year secured promissory note for a revolving line of credit (the “Waterford Revolver”) for up to $7.0 million with a Sponsored REIT, FSP 505 Waterford Corp., and which is available but has not been drawn on as of December 31, 2008.  Advances under the Waterford Revolver bear interest at a rate equal to the 30 day LIBOR rate plus 300 basis points and each advance thereunder requires a 50 basis point draw fee.  In December 2007, the Company entered into a three-year secured promissory note for a revolving line of credit (the “Highland Revolver”) for up to $5.5 million with a Sponsored REIT, FSP Highland Place I Corp., of which $1,125,000 has been drawn and is outstanding.  Advances under the Highland Revolver bear interest at a rate equal to the 30 day LIBOR rate plus 200 basis points.  The Phoenix Revolver, the Waterford Revolver and the Highland Revolver were made to fund capital expenditures, costs of leasing and for other purposes and each is secured by a mortgage on the underlying property. The Company anticipates that any advances made will be repaid at their maturity or earlier from long term financing of the underlying properties, cash flows of the underlying properties or some other capital events.

The Company recognized interest income from interim mortgage loans and advances on the Highland Revolver of approximately $811,000, $6,163,000, and $1,456,000 for the years ended December 31, 2008, 2007 and 2006, respectively, relating to these loans.

5.      Bank note payable and term note payable

As of December 31, 2008 the Company has a bank note payable, which is an unsecured revolving line of credit (the “Revolver”) for advances up to $250 million that matures on August 11, 2011, and a term note payable, which is an unsecured term loan (the “Term Loan”) of $75 million that matures in October 2011 with two one-year extensions available at the Company’s election.  The Revolver and the Term Loan are with a group of banks.

The Revolver and Term Loan include restrictions on property liens and require compliance with various financial covenants. Financial covenants include the maintenance of at least $1,500,000 in operating cash accounts, a minimum unencumbered cash and liquid investments balance and tangible net worth; limitations on permitted secured debt and compliance with various debt and operating income ratios, as defined in the loan agreement. The Company was in compliance with the Revolver and Term Loan financial covenants as of December 31, 2008 and the Revolver at December 31, 2007.

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

5.      Bank note payable and term note payable (continued)

Revolver

The Company’s Revolver is an unsecured revolving line of credit with a group of banks that provides for borrowings at our election of up to $250,000,000.  The Revolver matures on August 11, 2011.  Borrowings under the Revolver bear interest at either the bank's prime rate (3.25% at December 31, 2008) or a rate equal to LIBOR plus 100 basis points (1.5% at December 31, 2008).  There were borrowings of $67,468,000 and $84,750,000 at the LIBOR plus 100 basis point rate at a weighted average rate of 2.39% and 6.2% outstanding under the Revolver at December 31, 2008 and 2007, respectively.  The weighted average interest rate on amounts outstanding during 2008 and 2007 was approximately 3.61% and 6.51%, respectively.

The Company has drawn on the Revolver and intends to draw on the Revolver in the future for a variety of corporate purposes, including the funding of interim mortgage loans to Sponsored REITs and the acquisition of properties that it acquires directly for its portfolio.  The Company typically causes mortgage loans to Sponsored REITs to be secured by a first mortgage against the real property owned by the Sponsored REIT.  The Company makes these loans to enable a Sponsored REIT to acquire real property prior to the consummation of the offering of its equity interests, and the loan is repaid out of the offering proceeds.  The Company also may make secured loans to Sponsored REITs for the purpose of funding capital expenditures, costs of leasing or for other purposes which would be repaid from long-term financing of the property, cash flows from the property or a capital event.

Term Loan

The Company also has a $75 million unsecured Term Loan with three banks.  Proceeds from the Term Loan were used to reduce the outstanding principal balance on the Revolver.  The Term Loan has an initial three-year term that matures on October 15, 2011.  In addition, the Company has the right to extend the Term Loan’s initial maturity date for up to two successive one-year periods, or until October 15, 2013 if both extensions are exercised.  The Term Loan has an interest rate option equal to LIBOR (subject to a 2% floor) plus 200 basis points and a requirement that the Company fix the interest rate for the initial three-year term of the Term Loan pursuant to an interest rate swap agreement which the Company did at an interest rate of 5.84% per annum pursuant to an interest rate swap agreement.

The estimated principal repayments in subsequent years succeeding December 31, 2008 are as follows:

(in thousands)	Year ended December 31,

2009	$67,468
2010	150
2011	74,850
$142,468

6.      Financial Instruments: Derivatives and Hedging

On October 15, 2008, the Company fixed the interest rate for the initial three-year term of the Term Loan at 5.84% per annum pursuant to an interest rate swap agreement. The variable rate that was fixed under the interest rate swap agreement is described in Note 5.

In accordance with SFAS No. 133 the interest swap agreement qualifies as a cash flow hedge and has been recognized on the consolidated balance sheet at fair value.  If a derivative qualifies as a hedge under SFAS 133, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  Application of SFAS No. 133 may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

6.      Financial Instruments: Derivatives and Hedging (continued)

The following table summarizes the notional and fair value of our derivative financial instrument at December 31, 2008.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Swap	$75,000	5.840%	10/2008	10/2011	$(3,099)

On December 31, 2008, the derivative instrument was reported as an obligation at its fair value of approximately $3.1 million.  This is included in other liabilities: derivative termination value on the consolidated balance sheet at December 31, 2008.  Offsetting adjustments are represented as deferred gains or losses in accumulated other comprehensive income of $3.1 million.

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as a reduction to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $1.1 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

We are hedging exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

7.      Stockholders’ Equity

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

The Company has not issued any shares under the Plan since 2005, and there are currently 1,944,428 shares available for grants under the Plan.

Repurchase of Common Shares

On October 28, 2005, the Board of Directors of the Company authorized the repurchase of up to $35 million, over a two year period, of the Company’s common stock from time to time on the open market or in privately negotiated transactions.  The Company subsequently repurchased 731,000 shares of common stock during the fourth quarter of 2005 at an aggregate cost of $13,992,000 at an average cost of $19.14 per share.  There were no repurchases during 2006.

On September 10, 2007, FSP Corp. announced that the Board of Directors of FSP Corp. had authorized certain modifications to the Company’s October 28, 2005 common stock repurchase plan, including authorization to repurchase of up to $50 million of the Company’s common stock (inclusive of all repurchases made pursuant to the October 28, 2005 plan) from time to time in the open market or in privately negotiated transactions.  The repurchase authorization expires at the earlier of (i) November 1, 2009 or (ii) a determination by the Board of Directors of FSP Corp. to discontinue repurchases. The Company subsequently repurchased 285,600 shares of common stock during the third quarter of 2007 at an aggregate cost of $4,767,000 at an average cost of $16.69 per share.  The excess of the purchase price over the par value of the shares repurchased is applied to reduce additional paid-in capital.  There were no repurchases during 2008.

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

7.      Stockholders’ Equity (continued)

A summary of the repurchase of common shares by the Company is shown in the following table:

(Dollars in thousands)

	Shares	Cost
Balance December 31, 2005 and 2006	731,898	$14,008
Repurchase of shares	285,600	4,767
Balance December 31,2007 and 2008	1,017,498	$18,775

Accumulated Other Comprehensive Income or Loss

The table below sets forth activity in the accumulated other comprehensive loss component of stockholders’ equity and reconciles net income to total comprehensive income for the year ended December 31, 2008.  There were no other comprehensive income or loss components for the years ended December 31, 2007 or 2006.

Accumulated other comprehensive loss

(in thousands)	2008

Beginning balance	$-
Unrealized loss on derivative	(3,099)
Ending balance	$(3,099)

Total comprehensive income

(in thousands)	2008

Net income	$31,959
Unrealized loss on derivative	(3,099)
Total comprehensive income	$28,860

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a taxable REIT subsidiary (“TRS”).  In the case of TRSs, the Company’s ownership of securities in all TRSs generally cannot exceed 20% of the value of all of the Company’s assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company’s assets.   Effective January 1, 2002, a subsidiary of the Company, FSP Investments, became a TRS.  As a result, FSP Investments, which is part of the Company’s investment banking/investment services segment, operates as a taxable corporation under the Code and has accounted for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”.

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

The Company’s adoption of the provisions of FIN 48: Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109 (FIN 48) effective January 1, 2007 did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption of FIN 48.  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption of FIN 48.  The Company and one or more of its subsidiaries files income tax returns in the U.S federal jurisdiction and various state jurisdictions.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2005 and thereafter.

Net operating losses

Section 382 of the Code restricts a corporation's ability to use net operating losses (“NOLs") to offset future taxable income following certain "ownership changes." Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.  In 2006, the Company used $3,722,000 of NOLs in connection with its 2005 tax return.  The gross amount of NOLs available to the Company were $13,041,000, $12,376,000, and $10,953,000 as of December 31, 2008, 2007 and 2006, respectively.

Tax Rates

The income tax expense reflected in the consolidated statements of income relates only to the TRS.  The expense differs from the amounts computed by applying the Federal statutory rate to income before taxes as follows:

	For the years ended December 31,
(Dollars in thousands)	2008		2007		2006

Federal income tax at statutory rate	$(736)	34.0%	$546	34.0%	$709	34.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal impact	(136)	6.3%	101	6.3%	130	6.3%
Valuation allowance on state tax credit	136	n/a
Revised Texas franchise tax	246	n/a	226	n/a	n/a	n/a
Taxes on income	$(490)	40.3%	$873	40.3%	$839	40.3%

Taxes on income are a current tax expense.  No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRS.  FSP Investments has approximately a $736,000 federal tax benefit arising from the 2008 loss which should be fully utilized by carrying that loss back to tax years 2006 and 2007.  A valuation allowance of approximately $136,000 was recorded to reduce the tax benefit of the 2008 loss from FSP Investments due to recent tax legislation in Massachusetts that will most likely hinder the ability to use the loss carry-forward.

In May 2006, the State of Texas enacted a new business tax (the “Revised Texas Franchise Tax”) that replaced its existing franchise tax which the Company became subject to.  The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure it is considered an income tax and is accounted for in accordance with SFAS No. 109.  The Company recorded a provision in income taxes on its income statement of $246,000 and $226,000 for the years ended December 31, 2008 and 2007, respectively.

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

8.           Federal Income Tax Reporting (continued)

At December 31, 2008 and 2007, the Company’s net tax basis of its real estate assets is less than the amount set forth in the Company’s consolidated balance sheets by $87,877,000 and $79,923,000, respectively.

Reconciliation Between GAAP Net Income and Taxable Income

The following reconciles book net income to taxable income for the years ended December 31, 2008, 2007 and 2006.

	For the year ended December 31,
(in thousands)	2008	2007	2006

Net income per books	$31,959	$61,085	$110,929
Adjustments to book income:
Book depreciation and amortization	34,643	35,474	32,047
Tax depreciation and amortization	(21,426)	(21,236)	(18,697)
Like-kind exchange gain deferral	-	-	(45,840)
Tax basis less book basis of properties sold, net	-	5,622	7,773
Loss on property held for sale	-	-	4,849
Straight line rent adjustment, net	(1,406)	(3,126)	(1,305)
Deferred rent, net	88	(26)	85
Non-taxable distributions	(1,075)	(107)	(84)
Other, net	4,526	1,453	(562)
Taxable income	47,309	79,139	89,195
Less: Capital gains recognized	(1,031)	(30,835)	(28,738)
Taxable income subject to distribution requirement	$46,278	$48,304	$60,457

Tax Components

The following summarizes the tax components of the Company’s common distributions paid per share for the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$0.67	66.98%	$0.81	65.24%	$0.80	63.73%
Qualified dividends	-	-	-	-	0.01	1.08%
Capital gain (1)	0.01	1.46%	0.43	34.76%	0.43	35.19%
Return of capital	0.32	31.56%	-	-	-	-
Total	$1.00	100%	$1.24	100%	$1.24	100%

(1)
For 2008, the 1.46% is taxed at 15%.  For 2007, the 34.76% consists of 26.58% and 8.18% taxed at 15% and 25% respectively.  For 2006, the 35.19% consists of 26.50% and 8.69% taxed at 15% and 25%, respectively.

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

9.         Commitments

The Company's commercial real estate operations include the leasing of office buildings and industrial properties subject to leases with terms greater than one year. The leases expire at various dates through 2020. The following is a schedule of approximate future minimum rental income on non-cancelable operating leases as of December 31, 2008:

(in thousands)	Year ended December 31,

2009	$88,948
2010	76,151
2011	64,206
2012	53,453
2013	45,090
Thereafter (2014-2020)	108,211
$436,059

The Company leases its corporate office space under an operating lease that was amended in 2007 and has a three year renewal option.  The lease includes a base annual rent and additional rent for the Company's share of taxes and operating costs and expires in 2010.  Future minimum lease payments are as follows:

(in thousands)	Year ended December 31,
2009	$336
2010	196
$532

Rent expense was approximately $339,000, $284,000 and $301,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in selling, general and administration expenses in the Consolidated Statements of Income.

The Company has entered into the Phoenix Revolver, the Waterford Revolver and the Highland Revolver described in Note 4, which provide for up to $27.5 million in borrowings of which $1,125,000 has been drawn and is outstanding.  The Company anticipates that any advances made will be repaid at their maturity or earlier from long term financing of the underlying properties, cash flows of the underlying properties or some other capital events.

10.           Retirement Plan

In 2006, the Company established a 401(k) plan to cover eligible employees, which permits deferral of up to $15,500 per year (indexed for inflation) into the 401(k) plan, subject to certain limitations imposed by the Internal Revenue Code.  An employee’s elective deferrals are immediately vested upon contribution to the 401(k) plan.  The Company matches employee contributions to the 401(k) plan dollar for dollar up to 3% of each employee’s annual compensation up to $200,000.  In addition, we may elect to make an annual discretionary profit-sharing contribution.  The Company’s total contribution under the 401(k) plan amounted to $115,000, $138,000 and $133,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

11.           Discontinued Operations

During 2006, the Company reached an agreement to sell a commercial property, located in Greenville, South Carolina, which sold on January 31, 2007.  In May 2007, the Company reached an agreement to sell a property located in Westford, Massachusetts, which sold on July 16, 2007.  During June 2007, the Company sold a property located in Alpharetta, Georgia at a gain and a property located in San Diego, California.  During December 2007, the Company sold a property located in Austin, Texas.

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

11.           Discontinued Operations (continued)

Accordingly, all of the properties sold are classified as discontinued operations on our financial statements for the years ended December 31, 2007 and 2006, respectively.  There were no property sales during the year ended December 31, 2008.  Income from discontinued operations of the sold properties was approximately $1.2 million and $7.9 million for the years ended December 31, 2007 and 2006, respectively.  For the year ended December 31, 2007, the Company reported $23.8 million as gain on sale of properties.  For the year ended December 31, 2006, the Company reported $61.4 million as gain on sale of properties including a provision for loss on the property held for sale.

During the year ended December 31, 2007, gains on sales of properties are summarized below:

(in thousands)				Net
	City/	Property	Date of	Sales
Property Address	State	Type	Sale	Proceeds	Gain

33 & 37 Villa Road	Greenville, SC	Office	January 31, 2007	$ 5,830	$ -
11680 Great Oaks Way	Alpharetta, GA	Office	June 21, 2007	32,535	6,601
17030 Goldentop Road	San Diego, CA	Office	June 27, 2007	36,199	14,741
10 Lyberty Way	Westford, MA	Office	July 16, 2007	10,861	1,942
11211 Taylor Draper Lane	Austin, TX	Office	December 20, 2007	10,429	257
Settlement of escrows on
prior property sales				248	248
Net Sales Proceeds and Gain
on sales of real estate				$ 96,102	$ 23,789

During the year ended December 31, 2006, gains on sales of properties and a provision for loss from assets held for sale were recognized and are summarized below:

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
					$ 61,438

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

11.           Discontinued Operations (continued)

The operating results for the real estate assets sold or held for sale are summarized below.

	For the Years Ended
(in thousands)	December 31,
	2007	2006
Rental revenue	$4,284	$19,501
Rental operating expenses	(1,248)	(5,556)
Real estate taxes and insurance	(662)	(1,980)
Depreciation and amortization	(1,192)	(4,015)
Interest income	8	1
Net income from discontinued operations	$1,190	$7,951

12.           Subsequent Events

On January 13, 2009, a wholly-owned subsidiary of the Company terminated an agreement for the purchase and sale of an office property located in Chicago, Illinois.

On January 16, 2009, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on February 20, 2009 to stockholders of record on January 30, 2009.

On January 22, 2009, the Company made a $3.6 million advance under the Phoenix Revolver.

Franklin Street Properties Corp.
Notes to the Consolidated Financial Statements

13.           Selected Unaudited Quarterly Information

Selected unaudited quarterly information is shown in the following table:

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Revenue	$27,610	$34,537	$28,924	$29,345

Income from continuing operations	$7,386	$10,535	$7,419	$6,619
Net income	$7,386	$10,535	$7,419	$6,619

Basic and diluted net income per share	$0.10	$0.15	$0.11	$0.09

Weighted average number of shares outstanding	70,481	70,481	70,481	70,481

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Revenue	$32,996	$31,976	$29,934	$32,087

Income from continuing operations	$9,063	$10,224	$7,615	$9,204
Income from discontinued operations	669	662	(71)	(70)
Gain on sale of properties	-	21,590	1,942	257
Net income	$9,732	$32,476	$9,486	$9,391

Basic and diluted net income per share	$0.14	$0.46	$0.13	$0.13

Weighted average number of shares outstanding	70,766	70,766	70,596	70,481

Schedule II

Franklin Street Properties Corp.
Valuation and qualifying accounts:

(in thousands)		Additions
	Balance at	charged to			Balance
	beginning	costs and			at end
Classification	of year	expenses	Deductions	Other	of year

Allowance for doubtful accounts
2006	$350	$205	$(122)	$-	$433
2007	433	-	(3)	-	430
2008	430	79	-	-	509

Straight-line rent allowance
for doubtful accounts
2006	$163	$-	$-	$-	$163
2007	163	98	-	-	261
2008	261	-	-	-	261

SCHEDULE III

FRANKLIN STREET PROPERTIES CORP.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008

		Initial Cost			Historical Cost
Description	Encumbrances (1)	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (2)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life Years	Year Built	Date of Acquisition (3)
		(in thousands)
Commercial Properties:
Park Seneca, Charlotte, NC	—	$1,815	$7,917	$447	$1,812	$8,367	$10,179	$2,285	$7,894	5-39	1969	1997
Hillview Center, Milpitas, CA	—	2,203	2,813	7	2,203	2,820	5,023	706	4,317	5-39	1984	1999
Southfield Centre, Southfield, MI	—	4,344	11,455	2,384	4,344	13,839	18,183	3,008	15,175	5-39	1977	1999
Bollman Place, Savage, MD	—	1,585	4,121	420	1,585	4,541	6,126	983	5,143	5-39	1984	1999
Forest Park, Charlotte, NC	—	1,559	5,672	25	1,559	5,697	7,256	817	6,439	5-39	1999	1999
Centennial Center, Colorado Springs, CO	—	1,549	11,877	1,080	1,549	12,957	14,506	2,117	12,389	5-39	1999	2000
Meadow Point, Chantilly, VA	—	2,634	18,911	0	2,634	18,911	21,545	2,707	18,838	5-39	1999	2001
Timberlake, Chesterfield, MO	—	2,984	38,661	1,840	2,984	40,501	43,485	6,218	37,267	5-39	1999	2001
Northwest Point, Elk Grove Village, IL	—	2,914	26,295	7,218	2,914	33,513	36,427	5,024	31,403	5-39	1999	2001
Timberlake East, Chesterfield, MO	—	2,626	17,608	1,805	2,626	19,413	22,039	2,979	19,060	5-39	2000	2002
Park Ten, Houston, TX	—	1,061	21,303	224	569	22,019	22,588	3,136	19,452	5-39	1999	2002
Federal Way, Federal Way, WA	—	2,518	13,212	1,355	2,518	14,567	17,085	2,033	15,052	5-39	1982	2001
Addison, Addison, TX	—	4,325	48,040	1,657	4,325	49,697	54,022	5,073	48,949	5-39	1999	2002
Collins, Richardson, TX	—	4,000	42,598	1,693	4,000	44,291	48,291	4,244	44,047	5-39	1999	2003
Montague, San Jose, CA	—	10,250	5,254	2,137	10,250	7,391	17,641	620	17,021	5-39	1982	2002
Greenwood, Englewood, CO	—	3,100	30,201	0	3,100	30,201	33,301	2,968	30,333	5-39	2000	2005
River Crossing, Indianapolis, IN	—	3,000	36,926	1,092	3,000	38,018	41,018	3,574	37,444	5-39	1998	2005
Willow Bend, Plano, TX	—	3,800	14,842	600	3,800	15,442	19,242	1,117	18,125	5-39	1999	2000
Innsbrook, Glenn Allen, VA	—	5,000	40,216	1,197	5,000	41,413	46,413	3,029	43,384	5-39	1999	2003
380 Interlocken, Bloomfield, CO	—	8,275	34,462	3,414	8,275	37,876	46,151	2,748	43,403	5-39	2000	2003
Blue Lagoon, Miami, FL	—	6,306	46,124	0	6,306	46,124	52,430	3,154	49,276	5-39	2002	2003
Eldridge Green, Houston, TX	—	3,900	43,791	61	3,900	43,852	47,752	3,001	44,751	5-39	1999	2004
Liberty Plaza, Addison, TX	—	4,374	21,146	2,973	4,374	24,119	28,493	2,247	26,246	5-39	1985	2006
One Overton, Atlanta, GA	—	3,900	77,229	1,953	3,900	79,182	83,082	5,234	77,848	5-39	2002	2006
FSP 390 Interlocken, Broomfield, CO	—	7,013	37,751	1,841	7,013	39,592	46,605	2,268	44,337	5-39	2002	2006
East Baltimore, Baltimore, MD	—	4,600	55,267	166	4,600	55,433	60,033	2,246	57,787	5-39	1989	2007
Park Ten II, Houston, TX	—	1,300	31,712	0	1,300	31,778	33,078	545	32,533	5-39	2006	2006
Lakeside Crossing, Maryland Heights, MO	—	1,900	16,192	0	1,900	16,192	18,092	44	18,048	5-39	2008	2008
Dulles Virginia, Sterling, VA	—	4,813	13,285	0	4,813	13,285	18,098	1	18,097	5-39	1999	2008
Balance – Real Estate	—	$107,648	$774,881	$35,589	$107,153	$811,031	$918,184	$74,126	$844,058

(1)	There are no encumbrances on the above properties.
(2)	The aggregate cost for Federal Income Tax purposes is $803,547
(3)	Original date of acquisition by Sponsored Entity.

The following table summarizes the changes in the Company's real estate investments and accumulated depreciation:

	December 31,
(in thousands)	2008	2007	2006
Real estate investments, at cost:
Balance, beginning of year	$842,379	$854,440	$595,194
Acquisition by merger	-	-	206,715
Acquisitions	69,202	59,867	151,802
Improvements	6,603	11,030	15,814
Assets held for sale	-	-	(82,909)
Dispositions	-	(82,958)	(115,085)
Balance - Real Estate	918,184	842,379	771,531
Assets held for sale	-	-	82,909
Balance, end of year	$918,184	$842,379	$854,440
Accumulated depreciation:
Balance, beginning of year	$52,060	$45,120	$35,966
Depreciation	22,066	21,450	17,365
Assets held for sale	-	-	(8,873)
Dispositions	-	(14,510)	(12,813)
Balance - Accumulated Depreciation	74,126	52,060	31,645
Assets held for sale	-	-	13,475
Balance, end of year	$74,126	$52,060	$45,120