Form 10-Q
period 2009-03-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2009-04-28
CIK 1031316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________.

Commission File Number:  001-32470

Franklin Street Properties Corp.
(Exact name of registrant as specified in its charter)

Maryland	04-3578653
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
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

YES [X]	NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [ ]	NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X]

The number of shares of common stock outstanding as of April 24, 2009 was 70,480,705.

Franklin Street Properties Corp.

Form 10-Q

Quarterly Report
March 31, 2009

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

Franklin Street Properties Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(in thousands, except share and par value amounts)	2009	2008
Assets:
Real estate assets:
Land	$107,153	$107,153
Buildings and improvements	812,470	810,732
Fixtures and equipment	299	299
	919,922	918,184
Less accumulated depreciation	80,096	74,126
Real estate assets, net	839,826	844,058
Acquired real estate leases, less accumulated amortization of $30,431 and $29,200, respectively	26,042	28,518
Investment in non-consolidated REITs	82,388	83,046
Assets held for syndication, net	13,004	13,254
Cash and cash equivalents	27,650	29,244
Restricted cash	336	336
Tenant rent receivables, less allowance for doubtful accounts of $595 and $509, respectively	1,084	1,329
Straight-line rent receivable, less allowance for doubtful accounts of $261 and $261, respectively	9,190	8,816
Prepaid expenses	2,253	2,206
Related party mortgage loan receivable	4,725	1,125
Other assets	1,162	2,406
Office computers and furniture, net of accumulated depreciation of $1,135 and $1,108, respectively	355	281
Deferred leasing commissions, net of accumulated amortization of $3,898, and $3,416, respectively	10,493	10,814
Total assets	$1,018,508	$1,025,433

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$72,468	$67,468
Term loan payable	75,000	75,000
Accounts payable and accrued expenses	17,687	22,297
Accrued compensation	250	1,654
Tenant security deposits	1,795	1,874
Other liabilities: derivative termination value	3,080	3,099
Acquired unfavorable real estate leases, less accumulated amortization of $2,027, and $1,779, respectively	4,795	5,044
Total liabilities	175,075	176,436

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.0001 par value, 180,000,000 shares authorized, 70,480,705 and 70,480,705 shares issued and outstanding, respectively	7	7
Additional paid-in capital	889,019	889,019
Accumulated other comprehensive loss	(3,080)	(3,099)
Accumulated distributions in excess of accumulated earnings	(42,513)	(36,930)
Total stockholders’ equity	843,433	848,997
Total liabilities and stockholders’ equity	$1,018,508	$1,025,433
The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2009	2008

Revenue:
Rental	$29,818	$26,656
Related party revenue:
Syndication fees	10	205
Transaction fees	28	168
Management fees and interest income from loans	545	561
Other	18	20
Total revenue	30,419	27,610

Expenses:
Real estate operating expenses	7,280	6,699
Real estate taxes and insurance	4,829	4,279
Depreciation and amortization	7,914	7,359
Selling, general and administrative	2,008	2,009
Commissions	130	158
Interest	1,577	1,192

Total expenses	23,738	21,696

Income before interest income, equity in earnings of non-consolidated REITs and taxes	6,681	5,914
Interest income	36	303
Equity in earnings of non-consolidated REITs	792	793

Income before taxes	7,509	7,010
Income tax benefit	(299)	(376)

Net income	$7,808	$7,386

Weighted average number of shares outstanding, basic and diluted	70,481	70,481

Net income per share, basic and diluted	$0.11	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income	$7,808	$7,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7,981	7,371
Amortization of above market lease	793	1,139
Equity in earnings of non-consolidated REITs	(792)	(793)
Distributions from non-consolidated REITs	1,615	546
Increase in bad debt reserve	86	79
Changes in operating assets and liabilities:
Tenant rent receivables, net	159	(301)
Straight-line rents, net	(374)	(251)
Prepaid expenses and other assets, net	(171)	(376)
Accounts payable, accrued expenses	(3,154)	(4,379)
Accrued compensation	(1,404)	(1,148)
Tenant security deposits	(79)	49
Payment of deferred leasing commissions	(162)	(818)
Net cash provided by operating activities	12,306	8,504
Cash flows from investing activities:
Purchase of real estate assets and office computers and furniture, capitalized merger costs	(3,295)	(1,777)
Changes in deposits on real estate assets	1,300	-
Investment in related party mortgage loan receivable	(3,600)	(1,000)
Investment in assets held for syndication	86	1,391
Net cash used in investing activities	(5,509)	(1,386)
Cash flows from financing activities:
Distributions to stockholders	(13,391)	(21,849)
Borrowings under bank note payable	5,000	-
Deferred financing costs	-	(30)
Net cash used in financing activities	(8,391)	(21,879)
Net decrease in cash and cash equivalents	(1,594)	(14,761)
Cash and cash equivalents, beginning of period	29,244	46,988
Cash and cash equivalents, end of period	$27,650	$32,227

Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$1,750	$2,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2009	2008

Net income	$7,808	$7,386

Other comprehensive income:
Unrealized gain on derivative financial instruments	19	-
Total other comprehensive income	19	-

Comprehensive income	$7,827	$7,386

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

The Company owns and operates a portfolio of real estate, which consisted of 29 properties as of March 31, 2009.  From time-to-time the Company may acquire real estate or invest in real estate by purchasing shares of preferred stock offered in syndications of Sponsored REITs.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

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

Properties

The following table summarizes the Company’s investment in real estate assets, excluding assets held for syndication and assets held for sale:

	As of
	March 31,
	2009	2008
Commercial real estate:
Number of properties	29	26
Square feet	5,417,515	4,997,128

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company include all the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other period.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.      Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements (continued)

Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, and in February 2008 amended SFAS No. 157 with FASB Staff Position SFAS 157-1 (“FSP FAS 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under FSP FAS 157-1” and was amended later with FASB Staff Position SFAS 157-2, “ Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 is applied prospectively, to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases” for purposes of measurements and classifications. SFAS No. 157 and FSP FAS 157-1 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 and FSP FAS 157-1 did not have a material impact on the Company’s financial position, operations or cash flow.  FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.  The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.      Investment Banking/Investment Services Activity

During the three months ended March 31, 2009, the Company sold on a best efforts basis, through private placements, preferred stock in the following Sponsored REITs:

Sponsored REIT	Property Location	Gross Proceeds
		(in thousands) (1)
FSP Grand Boulevard Corp.	Kansas City, MO	$100
FSP 385 Interlocken Development Corp.	Broomfield, CO	75
	Total	$175

1.
The syndications of FSP Grand Boulevard Corp. (“Grand Boulevard”), which commenced in September 2007, and FSP 385 Interlocken Development Corp. (“385 Interlocken”), which commenced in June 2008, were not complete at March 31, 2009.

3.      Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At March 31, 2009, the Company held an interest in twelve Sponsored REITs.  Ten were fully syndicated and the Company no longer derives economic benefits or risks from the common stock interest that is retained in them.  The Company holds a non-controlling preferred stock investment in two of these Sponsored REITs, FSP Phoenix Tower Corp. (“Phoenix Tower”) and FSP 303 East Wacker Drive Corp. (“East Wacker”), from which it continues to derive economic benefits and risks.  Two entities were not fully syndicated at March 31, 2009, which are Grand Boulevard and 385 Interlocken.  Grand Boulevard has a carrying value of approximately $13.0 million and $13.3 million on the accompanying condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008, respectively, and is classified as an asset held for syndication.

Equity in earnings (losses)of investment in non-consolidated REITs:

The following table includes equity in earnings (losses) of investments in non-consolidated REITs:

	Three Months Ended
	March 31,
(in thousands)	2009	2008

Equity in earnings of Sponsored REITs	$74	$59
Equity in earnings of Park Ten Development	-	10
Equity in earnings (losses) of Phoenix Tower	(2)	36
Equity in earnings of East Wacker	720	688
	$792	$793

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

Equity in earnings (losses) of Phoenix Tower is derived from the Company’s preferred stock investment in the entity.  In September 2006, the Company purchased 48 preferred shares or 4.6% of the outstanding preferred shares of Phoenix Tower for $4,116,000 (which represented $4,800,000 at the offering price net of commissions of $384,000 and fees of $300,000 that were excluded).

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

The Company recorded distributions declared of $1,615,000 and $546,000 from non-consolidated REITs during the three months ended March 31, 2009 and 2008, respectively.

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

The operating data below for 2009 includes operations of the twelve Sponsored REITs the Company held an interest in as of March 31, 2009.  The operating data for 2008 includes operations of the twelve Sponsored REITs the Company held an interest in as of March 31, 2008.

At March 31, 2009, December 31, 2008 and March 31, 2008, the Company had ownership interests in twelve Sponsored REITs.  Summarized financial information for these Sponsored REITs is as follows:

	March 31,	December 31,
(in thousands)	2009	2008

Balance Sheet Data (unaudited):
Real estate, net	$661,120	$683,218
Other assets	99,963	114,015
Total liabilities	(184,258)	(189,435)
Shareholders' equity	$576,825	$607,798

	For the Three Months Ended
	March 31,
(in thousands)	2009	2008

Operating Data (unaudited):
Rental revenues	$25,571	$26,654
Other revenues	146	644
Operating and maintenance expenses	(13,094)	(12,805)
Depreciation and amortization	(6,096)	(6,074)
Interest expense	(2,296)	(2,472)
Net income	$4,231	$5,947

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.      Related Party Transactions and Investments in Non-consolidated Entities (continued)

Syndication fees and Transaction fees:

The Company provides syndication and real estate acquisition advisory services for Sponsored REITs.  Syndication, development and transaction fees from non-consolidated entities amounted to approximately $38,000 and $373,000 for the three months ended March 31, 2009 and 2008, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $233,000 and $240,000 for the three months ended March 31, 2009 and 2008, respectively.

The Company typically makes interim mortgage loans to Sponsored REITs that enable Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests.  The interim mortgage loans are subsequently repaid out of offering proceeds.  From time-to-time the Company also makes secured loans to Sponsored REITs for the purpose of funding construction costs, capital expenditures, leasing costs and for other purposes.  The Company is typically entitled to interest on funds advanced to Sponsored REITs.

In December 2008, the Company entered into a three-year secured promissory note for a revolving line of credit (the “Phoenix Revolver”) for up to $15.0 million with an entity that is wholly-owned by one of our Sponsored REITs, FSP Phoenix Tower Corp., of which $3,600,000 has been drawn and is outstanding as of March 31, 2009.  Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points and each advance thereunder requires a 50 basis point draw fee.  In December 2008, the Company also entered into a three-year secured promissory note for a revolving line of credit (the “Waterford Revolver”) for up to $7.0 million with a Sponsored REIT, FSP 505 Waterford Corp., which is available but has not been drawn on as of March 31, 2009.  Advances under the Waterford Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points and each advance thereunder requires a 50 basis point draw fee.  In December 2007, the Company entered into a three-year secured promissory note for a revolving line of credit (the “Highland Revolver”) for up to $5.5 million with a Sponsored REIT, FSP Highland Place I Corp., of which $1,125,000 has been drawn and is outstanding as of March 31, 2009.  Advances under the Highland Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 200 basis points.  In March 2009, the Company made a three-year, $42.0 million construction loan to 385 Interlocken (the “385 Interlocken Construction Loan”).  The Company received a $210,000 loan commitment fee at the time of the closing of the 385 Interlocken Construction Loan.  Advances under the 385 Interlocken Construction Loan bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points.  As of March 31, 2009, no advances had been made under the 385 Interlocken Construction Loan.  The Phoenix Revolver, the Waterford Revolver, the Highland Revolver and the 385 Interlocken Construction Loan (collectively referred to as “the Sponsored REIT Loans”) were made for the purpose of funding construction costs, capital expenditures, leasing costs and for other purposes and each is secured by a mortgage on the underlying property.  The Company anticipates that any advances made under the Sponsored REIT Loans will be repaid at their maturity or earlier from long term financing of the underlying properties, cash flows of the underlying properties or some other capital events.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $312,000 and $321,000 for the three months ended March 31, 2009 and 2008, respectively.

4.      Bank note payable and term note payable

As of March 31, 2009, the Company has a bank note payable, which is an unsecured revolving line of credit (the “Revolver”) for advances up to $250 million that matures on August 11, 2011, and a term note payable, which is an unsecured term loan (the “Term Loan”) of $75 million that matures in October 2011 with two one-year extensions available at the Company’s election.  The Revolver and the Term Loan are with a group of banks.

The Revolver and Term Loan include restrictions on property liens and require compliance with various financial covenants. Financial covenants include the maintenance of at least $1,500,000 in operating cash accounts, a minimum unencumbered cash and liquid investments balance and tangible net worth, limitations on permitted secured debt and compliance with various debt and operating income ratios, as defined in the loan agreement. The Company was in compliance with the Revolver and Term Loan financial covenants as of March 31, 2009 and the Revolver at March 31, 2008.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.      Bank note payable and term note payable (continued)

Revolver

The Company’s Revolver is an unsecured revolving line of credit with a group of banks that provides for borrowings at our election of up to $250,000,000.  The Revolver matures on August 11, 2011.  Borrowings under the Revolver bear interest at either the bank's prime rate (3.25% at March 31, 2009) or a rate equal to LIBOR plus 100 basis points (1.52% at March 31, 2009).  There were borrowings of $72,468,000 and $67,468,000 at the LIBOR plus 100 basis point rate at a weighted average rate of 1.53% and 2.39% outstanding under the Revolver at March 31, 2009 and December 31, 2008, respectively.  The weighted average interest rate on amounts outstanding during the three months ended March 31, 2009 and 2008 was approximately 1.53% and 4.77%, respectively; and for the year ended December 31, 2008 was approximately 3.61%.

The Company has drawn on the Revolver and intends to draw on the Revolver in the future for a variety of corporate purposes, including the funding of interim mortgage loans to Sponsored REITs and the acquisition of properties that it acquires directly for its portfolio.  The Company typically requires mortgage loans to Sponsored REITs to be secured by a first mortgage against the real property owned by the Sponsored REIT.  The Company makes these loans to enable a Sponsored REIT to acquire real property prior to the consummation of the offering of its equity interests, and the loan is repaid out of the offering proceeds.  The Company also may make secured loans to Sponsored REITs for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes that the Company anticipates would be repaid at their maturity or earlier from long term financings of the underlying properties, cash flows of the underlying properties or some other capital events.

Term Loan

The Company also has a $75 million unsecured Term Loan with three banks.  Proceeds from the Term Loan were used to reduce the outstanding principal balance on the Revolver.  The Term Loan has an initial three-year term that matures on October 15, 2011.  In addition, the Company has the right to extend the Term Loan’s initial maturity date for up to two successive one-year periods, or until October 15, 2013 if both extensions are exercised.  The Term Loan has an interest rate option equal to LIBOR (subject to a 2% floor) plus 200 basis points and a requirement that the Company fix the interest rate for the initial three-year term of the Term Loan pursuant to an interest rate swap agreement which the Company did at an interest rate of 5.84% per annum.

5.      Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at March 31, 2009 and 2008.

6.      Financial Instruments: Derivatives and Hedging

On October 15, 2008, the Company fixed the interest rate for the initial three-year term of the Term Loan at 5.84% per annum pursuant to an interest rate swap agreement. The variable rate that was fixed under the interest rate swap agreement is described in Note 4.

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

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.      Financial Instruments: Derivatives and Hedging (continued)

The following table summarizes the notional and fair value of our derivative financial instrument at March 31, 2009.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	$ 75,000	5.840%	10/2008	10/2011	$ (3,080)

On March 31, 2009, the derivative instrument was reported as an obligation at its fair value of approximately $3.1 million.  This is included in other liabilities: derivative termination value on the consolidated balance sheet at March 31, 2009.  Offsetting adjustments are represented as deferred gains or losses in accumulated other comprehensive income of $3.1 million.  Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as a reduction to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $1.2 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.  We are hedging exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

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

7.      Business Segments

The Company operates in two business segments: real estate operations (including real estate leasing, making interim acquisition loans and other financing and asset/property management) including discontinued operations and investment banking/investment services (including real estate acquisition, development and broker/dealer services).  The Company has identified these segments because this information is the basis upon which management makes decisions regarding resource allocation and performance assessment.  The accounting policies of the reportable segments are the same as those described in the “Significant Accounting Policies” in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008.   The Company’s operations are located in the United States of America.

The Company evaluates the performance of its reportable segments based on Funds From Operations (“FFO”) as management believes that FFO represents the most accurate measure of the reportable segment’s activity and is the basis for distributions paid to equity holders.  The Company defines FFO as net income (determined in accordance with GAAP), excluding gains (or losses) from sales of property and acquisition costs of newly acquired properties that are not capitalized, plus depreciation and amortization, and after adjustments to exclude non-cash income (or losses) from non-consolidated or Sponsored REITs, plus distributions received from non-consolidated or Sponsored REITs.

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

The calculation of FFO by business segment is shown in the following table:

(in thousands)	Real Estate Operations	Investment Banking/ Investment Services	Total
Three Months Ended March 31, 2009
Net income (loss)	$8,586	$(778)	$7,808
Equity in income of non-consolidated REITs	(792)	-	(792)
Distributions from non-consolidated REITs	1,615	-	1,615
Depreciation and amortization	8,680	27	8,707

Funds From Operations	$18,089	$(751)	$17,338

Three Months Ended March 31, 2008
Net income (loss)	$7,874	$(488)	$7,386
Equity in income of non-consolidated REITs	(793)	-	(793)
Distributions from non-consolidated REITs	546	-	546
Depreciation and amortization	8,464	34	8,498

Funds From Operations	$16,091	$(454)	$15,637

The following table is a summary of other financial information by business segment:

(in thousands)	Real Estate Operations	Investment Banking/ Investment Services	Total
March 31, 2009:
Revenue	$30,381	$38	$30,419
Interest income	34	2	36
Interest expense	1,577	-	1,577
Investment in non-consolidated REITs	82,388	-	82,388
Capital expenditures	1,739	101	1,840
Identifiable assets	$1,015,704	$2,804	$1,018,508

March 31, 2008:
Revenue	$27,237	$373	$27,610
Interest income	292	11	303
Interest expense	1,192	-	1,192
Investment in non-consolidated REITs	86,235	-	86,235
Capital expenditures	2,477	56	2,533
Identifiable assets	$979,467	$4,595	$984,062

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.      Cash Dividends

The Company declared and paid dividends as follows (in thousands, except per share amounts):

Quarter Paid	Dividends Per Share	Total Dividends

First quarter of 2009	$ 0.19	$ 13,391

First quarter of 2008	$ 0.31	$ 21,938

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

The Company’s adoption of the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109 (FIN 48)” effective January 1, 2007 did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption of FIN 48.  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption of FIN 48.  The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2005 and thereafter.

The income tax expense reflected in the consolidated statements of income relates only to the TRS.  The expense differs from the amounts computed by applying the federal statutory rate to income before taxes as follows:

	For the
	Three Months Ended
	March 31,
(in thousands)	2009	2008

Federal income tax benefit at statutory rate	$(364)	$(365)
Increase (decrease) in taxes resulting from:
State income tax benefit, net of federal impact	(67)	(68)
Valuation allowance on state tax benefit	67
Revised Texas franchise tax	65	57
Income tax benefit	$(299)	$(376)

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.      Income Taxes (continued)

Taxes on income are a current tax expense.  No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRS.  During the three months ended March 31, 2009 and the year ended December 31, 2008, FSP Investments had a federal tax benefit of approximately $364,000 and $736,000, respectively, arising from losses which should be fully utilized by carrying those losses back to tax years 2006 and 2007.  For state tax reporting purposes, a valuation allowance of approximately $67,000 and $136,000 was recorded in the first quarter of 2009 and the fourth quarter of 2008 to reduce the tax benefit of these losses from FSP Investments due to recent tax legislation in Massachusetts that will most likely hinder the ability to use the loss carry-forward.

In May 2006, the State of Texas enacted a new business tax (the “Revised Texas Franchise Tax”) that replaced its existing franchise tax which the Company became subject to.  The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure it is considered an income tax and is accounted for in accordance with SFAS No. 109.  The Company recorded a provision in income taxes on its income statement of $65,000 and $57,000 for the three months ended March 31, 2009 and 2008, respectively.

10.           Subsequent Events

On April 17, 2009, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on May 20, 2009 to stockholders of record on April 30, 2009.

On April 17, 2009, the Company entered into a three-year secured promissory note for a revolving line of credit for up to $10.8 million with an entity that is wholly-owned by one of our Sponsored REITs, FSP 1441 Main Street Corp.  Advances bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points and each advance thereunder requires a 50 basis point draw fee.   As of April 24, 2009, no advances had been made.

On April 17, 2009, the Company entered into a three-year secured promissory note for a revolving line of credit for up to $5.5 million with one of our Sponsored REITs, FSP Satellite Place Corp.  Advances bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points and each advance thereunder requires a 50 basis point draw fee.   As of April 24, 2009, no advances had been made.

On April 22, 2009, the Company made a $2.3 million advance under the 385 Interlocken Construction Loan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008.  Historical results and percentage relationships set forth in the condensed consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States, disruptions in the debt markets, economic conditions in the markets in which we own properties, changes in the demand by investors for investment in Sponsored REITs, risks of a lessening of demand for the types of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  See Item 1A. “Risk Factors” below.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  On an on-going basis, we evaluate our estimates.  In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.  The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.  No changes to our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

On July 21, 2008, we announced that we had reduced our regular quarterly dividend to $0.19 per share of common stock for the three months ended June 30, 2008, which was paid on August 20, 2008.  In our July 21, 2008 announcement, we noted that we had experienced a significant slowing of activity in, and lower profit contribution from, two transactional components of our business, investment banking/investment services and property dispositions, since the onset of the current disruptions in the U.S. economy.   We also noted that our ongoing/recurring real estate operations continued to show solid performance and that our board of directors believed it was prudent to better align our regular quarterly dividends with the results of our current real estate operations only, without taking into account the results of our less predictable transactional operations.  Since the third quarter of 2008, we have continued to experience significantly reduced activity in, and lower profit contribution from, these two transactional components of our business, investment banking/investment services and property dispositions.  However, since the third quarter of 2008, our real estate operations continued to show steady performance, and we have announced dividends of $0.19 per share of common stock for each quarterly period.

Real Estate Operations

Our real estate portfolio was approximately 93% leased as of March 31, 2009 and December 31, 2008.  Notwithstanding our relatively stable recent occupancy rates, new leasing activity has slowed in most of our markets and we do not expect to see an increase in the pace of leasing until the broader economic markets stabilize and there is new job growth.  Approximately 11% of the square footage in our portfolio is scheduled to expire during the remainder of 2009.  While we cannot predict when existing vacancy will be leased or if existing tenants with expiring leases will renew their leases or what the terms and conditions of the lease renewals will be, we expect to renew or sign new leases at current market rates for locations in which the buildings are located, which in some cases may be below the expiring rates.

Given the current economic downturn, we believe the potential for any of our tenants to default on its lease or to seek the protection of bankruptcy laws has increased.  If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment.  In addition, at any time, a tenant of one of our properties may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders.  On November 26, 2008, LandAmerica Financial Group, Inc. filed a voluntary motion for relief under Chapter 11 of the Bankruptcy Code.  LandAmerica Financial Group, Inc. is currently a subtenant of Capital One Services, Inc. at our property in Glen Allen, Virginia through October 2009.  Commencing on November 1, 2009, LandAmerica Financial Group, Inc. is scheduled to become our direct tenant for the entire project, which contains an aggregate of approximately 297,789 rentable square feet of space.  Accordingly, Capital One Services, Inc. remains financially obligated to us for all payments of rent through October 2009.  As of April 24, 2009, no motion to assume or reject the direct lease had been filed by LandAmerica Financial Group, Inc., although we expect such a motion on or before June 24, 2009.  At this time we do not know if and cannot predict whether LandAmerica Financial Group, Inc. will assume or reject its direct lease with us.  In the event that LandAmerica Financial Group, Inc. does reject its direct lease with us, we cannot predict how long it would take to lease the vacant space or what the terms and conditions of any new lease or leases would be, although we would expect to sign new leases at current market rates which may be below the expiring rates.  If the LandAmerica Financial Group, Inc. direct lease is rejected and no replacement tenant or tenants are in place prior to the expiration of the Capital One Services, Inc. lease on October 31, 2009, then the total square footage in our portfolio scheduled to expire in 2009 would increase by approximately 5%, to a total of approximately  16%.

Investment Banking/Investment Services

Unlike our real estate operations business, which provides a rental revenue stream which is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature.  Equity raised for Sponsored REIT syndications for 2008 was $57.4 million.  Equity raised for Sponsored REIT syndications for the first quarter of 2009 was insignificant.

In September 2007, one of our Sponsored REITs purchased an office property located in Kansas City, Missouri.  Permanent equity capitalization of the property was structured as a private placement preferred stock offering totaling $65 million of which $47.2 million has been raised as of March 31, 2009.  In June 2008, one of our Sponsored REITs began development of an office property located in Broomfield, Colorado.  Permanent equity capitalization of the property was structured as a private placement offering of preferred stock totaling $38 million of which $33.4 million has been raised as of March 31, 2009.  Both of these private placements are ongoing as of the beginning in the second quarter of 2009.

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

In addition to difficulties in raising equity from potential real estate investors in this market, our property acquisition executives are now grappling with greater uncertainty surrounding the valuation levels for prime commercial investment real estate.  We believe that the current turmoil in the debt markets, as well as perceptions about the future U.S. economy and interest rates, are producing a larger than normal divergence in the perception of value and future relative investment performance of commercial properties.  While we generally believe that such an environment has the potential to produce some exceptional property acquisition opportunities, caution, perspective and disciplined underwriting standards can significantly impact the timing of any future acquisitions.  Consequently, our ability to provide a regular stream of real estate investment product necessary to grow our overall investment banking/investment services business continues to remain uncertain as the second quarter of 2009 begins.  We also continue to rely solely on our in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time (i.e., invest in a Sponsored REIT).  We continue to evaluate whether our in-house sales force is capable, either through our existing client base or through new clients, of raising sufficient investment capital in Sponsored REITs to achieve future performance objectives.

The following table shows results for the three months ended March 31, 2009 and 2008:

(in thousands)
	Three months ended March 31,
Revenue:	2009	2008	Change
Rental	$29,818	$26,656	$3,162
Related party revenue:
Syndication fees	10	205	(195)
Transaction fees	28	168	(140)
Management fees and interest income from loans	545	561	(16)
Other	18	20	(2)
Total revenue	30,419	27,610	2,809

Expenses:
Real estate operating expenses	7,280	6,699	581
Real estate taxes and insurance	4,829	4,279	550
Depreciation and amortization	7,914	7,359	555
Selling, general and administrative	2,008	2,009	(1)
Commissions	130	158	(28)
Interest	1,577	1,192	385
Total expenses	23,738	21,696	2,042

Income before interest income, equity in earnings in non-consolidated REITs and taxes	6,681	5,914	767
Interest income	36	303	(267)
Equity in earnings of non-consolidated REITs	792	793	(1)

Income before taxes	7,509	7,010	499
Income tax benefit	(299)	(376)	77

Net income	$7,808	$7,386	$422

Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008:

Revenues

Total revenues increased by $2.8 million to $30.4 million for the quarter ended March 31, 2009, as compared to $27.6 million for the quarter ended March 31, 2008.  The increase was primarily a result of:

o
An increase in rental revenue of approximately $3.1 million arising primarily from the acquisition of a property in Virginia and a property in Missouri in December 2008 and the benefit of net increases in leasing made over the last twelve months.

The increase was partially offset by:

o
A $0.3 million decrease in syndication fees and transaction (loan commitment) fees, which was principally a result of the decrease in gross syndication proceeds for the quarter ended March 31, 2009 compared to the same period in 2008.

Expenses

Total expenses increased by $2.0 million to $23.7 million for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008.  The increase was primarily a result of:

o
An increase in real estate operating expenses and real estate taxes and insurance of approximately $1.1 million, and depreciation of $0.5 million, which were primarily from the acquisition of a property in Virginia and a property in Missouri in December 2008.

o
An increase in interest expense of approximately $0.4 million primarily as a result of the addition of the Term Loan, which was borrowed in October 2008; and was partially offset by a decrease in the average Revolver loan balance and lower average interest rates during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Interest income

Interest income decreased $0.3 million to $36,000 during the three months ended March 31, 2009, which is primarily a result of lower average interest rates on invested funds and a lower average balance of cash and cash equivalents in 2009 compared to the same period in 2008.

Equity in earnings of non-consolidated REITs

Equity in earnings from non-consolidated REITs was approximately $0.8 million in the first quarter of 2009 and the first quarter of 2008.

Taxes on income

Taxes on income increased $0.1 million to a benefit of $0.3 million in the first quarter of 2009 compared to the first quarter of 2008.  The increase was primarily due to a change in the taxable loss from the investment banking and investment services business in the 2009 period compared to 2008.

Net income

Net income for the three months ended March 31, 2009 was $7.8 million compared to $7.4 million for the three months ended March 31, 2008, for the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $27.7 million and $29.2 million at March 31, 2009 and December 31, 2008, respectively. This decrease of $1.5 million is attributable to $12.3 million provided by operating activities less $5.5 million used by investing activities and $8.3 million used for financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations, cash anticipated to be generated by the sale of preferred stock in future Sponsored REITs and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly formed Sponsored REITs.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of interest on the part of investors in purchasing shares of Sponsored REITs and the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities for the three months ended March 31, 2009 of $12.3 million is primarily attributable to net income of $7.8 million, plus $7.7 million of non-cash activity and $1.6 million of distributions from non-consolidated REITs; and was partially offset by decreases in accrued expenses and compensation of $4.6 million and payment of leasing commissions of $0.2 million.

Investing Activities

Our cash used for investing activities for the three months ended March 31, 2009 of $5.5 million is primarily attributable to additions to real estate investments and office equipment of approximately $3.3 million and a loan made to a Sponsored REIT of approximately $3.6 million, which were partially offset by changes in deposits on real estate assets of $1.3 million.

Financing Activities

Our cash used by financing activities for the three months ended March 31, 2009 of $8.3 million is primarily attributable to distributions to shareholders of $13.3 million, which was partially offset by borrowings under our Revolver of $5.0 million made during the three months ended March 31, 2009.

Revolver

The Revolver is with a group of banks for borrowings at our election of up to $250,000,000 and matures on August 11, 2011.  Borrowings under the Revolver bear interest at either the bank's prime rate (3.25% at March 31, 2009) or a rate equal to LIBOR plus 100 basis points (1.52% at March 31, 2009).  There were borrowings of $72,468,000 and $67,468,000 at the LIBOR plus 100 basis point rate at a weighted average rate of 1.53% and 2.39% outstanding under the Revolver at March 31, 2009 and December 31, 2008, respectively.  The weighted average interest rate on amounts outstanding during the three months ended March 31, 2009 and 2008 was approximately 1.53% and 4.77%, respectively; and for the year ended December 31, 2008 was approximately 3.61%.  As of March 31, 2009, we were in compliance with all bank covenants under the Revolver.

We have drawn on the Revolver, and intend to draw on the Revolver in the future for a variety of corporate purposes, including the funding of interim mortgage loans to Sponsored REITs and the acquisition of properties that we acquire directly for our portfolio.  We typically cause mortgage loans to Sponsored REITs to be secured by a first mortgage against the real property owned by the Sponsored REIT.  We make these loans to enable a Sponsored REIT to acquire real property prior to the consummation of the offering of its equity interests, and the loan is repaid out of the offering proceeds.  We also may make secured loans to Sponsored REITs for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes that we anticipate will be repaid at their maturity or earlier from long term financings of the underlying properties, cash flows of the underlying properties or some other capital events.

Term loan

On October 15, 2008, we closed on a $75,000,000 unsecured term loan facility with three banks.  Proceeds from the Term Loan were used to reduce the outstanding principal balance on the Revolver.  The Term Loan has an initial three-year term that matures on October 15, 2011.  In addition, we have the right to extend the initial maturity date for up to two successive one-year periods, or until October 15, 2013 if both extensions are exercised.  We fixed the interest rate for the initial three-year term of the Term Loan at 5.84% per annum pursuant to an interest rate swap agreement.  As of March 31, 2009, we were in compliance with all bank covenants under the Term Loan.

Equity securities

As of March 31, 2009, we have an automatic shelf registration statement on Form S-3 on file with the SEC relating to the offer and sale, from time to time, of an indeterminate amount of our common stock.  From time to time, we expect to issue additional shares of our common stock under our automatic shelf registration statement or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of March 31, 2009, we were committed to fund up to $69.5 million to four Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $4,725,000 has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long-term financings of the underlying properties, cash flows from the underlying properties or capital events.

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Assets Held for Syndication

As of March 31, 2009 and December 31, 2008, we had one asset held for syndication, a property in Kansas City, Missouri.

Related Party Transactions

On May 15, 2008, we acquired Park Ten Development by merger for a total purchase price of approximately $35.4 million. The acquisition was effected by merging a wholly owned acquisition subsidiary of the Company with and into Park Ten Development.  The holders of preferred stock in Park Ten Development received cash consideration of approximately $127,290 per share.

In June 2008, we commenced the syndication of FSP 385 Interlocken Development Corp. and during 2007, we commenced the syndication of FSP Grand Boulevard Corp., both of these syndications are in process as of March 31, 2009.

In December 2008, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as  the Phoenix Revolver, for up to $15.0 million with an entity that is wholly-owned by one of our Sponsored REITs, FSP Phoenix Tower Corp., of which $3,600,000 has been drawn and is outstanding as of March 31, 2009.  Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points and each advance thereunder requires a 50 basis point draw fee.  In December 2008, we also entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Waterford Revolver, for up to $7.0 million with a Sponsored REIT, FSP 505 Waterford Corp., which is available but has not been drawn on as of March 31, 2009.  Advances under the Waterford Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points and each advance thereunder requires a 50 basis point draw fee.  In December 2007, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Highland Revolver, for up to $5.5 million with a Sponsored REIT, FSP Highland Place I Corp., of which $1,125,000 has been drawn and is outstanding as of March 31, 2009.  Advances under the Highland Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 200 basis points.  In March 2009, we made a three-year, $42.0 million construction loan, which we refer to as the 385 Interlocken Construction Loan, to one of our Sponsored REITs, FSP 385 Interlocken Development Corp.  We received a $210,000 loan commitment fee at the time of the closing of the 385 Interlocken Construction Loan.  Advances under the 385 Interlocken Construction Loan bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points.  As of March 31, 2009, no advances had been made under the 385 Interlocken Construction Loan.  The Phoenix Revolver, the Waterford Revolver, the Highland Revolver and the 385 Interlocken Construction Loan, which we collectively refer to as the Sponsored REIT Loans, were made for the purpose of funding construction costs, capital expenditures, leasing costs and for other purposes and each is secured by a mortgage on the underlying property.  We anticipate that any advances made under the Sponsored REIT Loans will be repaid at their maturity or earlier from long term financing of the underlying properties, cash flows of the underlying properties or some other capital events.

For a discussion of transactions between us and related parties during 2008, see Footnote No. 4 “Related Party Transactions” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the three months ended March 31, 2009 and 2008, the rental income exceeded the expenses for each individual property, with the exception of our property located at Federal Way, Washington.

The property at Federal Way, Washington had a single tenant lease, which expired September 14, 2006.  During 2007 and 2008, we signed leases with three tenants for approximately 14% of the space, which generated rental income of $80,000 and $69,000 during the three months ended March 31, 2009 and 2008, respectively.  The Federal Way property had operating expenses of $250,000 and $140,000 for the three months ended March 31, 2009 and 2008, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2008, which is incorporated by reference.  Our exposure to market risk has not changed materially since December 31, 2008.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by Franklin Street Properties Corp. during the quarter ended March 31, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1) (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1) (2)
01/01/09-01/31/09	0	N/A	0	$31,240,465
02/01/09-02/28/09	0	N/A	0	$31,240,465
03/01/09-03/31/09	0	N/A	0	$31,240,465
Total:	0	N/A	0	$31,240,465

(1) Our Articles of Incorporation provide that we will use our best efforts to redeem shares of our common stock from stockholders who request such redemption.  Any FSP Corp. stockholder wishing to have shares redeemed must make such a request no later than July 1 of any year for a redemption that would be effective the following January 1.  This obligation is subject to significant conditions.  However, as our common stock is currently listed for trading on the NYSE Amex, we are no longer obligated to, and do not intend to, effect any such redemption.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: April 28, 2009	/s/ George J. Carter George J. Carter	Chief Executive Officer and Director (Principal Executive Officer)

Date: April 28, 2009	/s/ John G. Demeritt John G. Demeritt	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1 (1)**	Agreement and Plan of Merger by and among FSP Corp., Park Ten Phase II Acquisition Corp. and FSP Park Ten Development Corp. dated as of March 19, 2008.

3.1 (2)	Articles of Incorporation.

3.2 (3)	Amended and Restated By-laws.

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______
(1)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on March 21, 2008 (File No. 001-32470).
(2)	Incorporated by reference to FSP Corp.’s Form 8-A, filed April 5, 2005 (File No. 001-32470).
(3)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on May 15, 2006 (File No. 001-32470).
*	Filed herewith.
**	FSP Corp. agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.