Form 10-Q
period 2009-06-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2009-08-04
CIK 1031316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.

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

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q, Continued

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X]

The number of shares of common stock outstanding as of July 31, 2009 was 70,480,705.

Franklin Street Properties Corp.

Form 10-Q

Quarterly Report
June 30, 2009

PART I – FINANCIAL INFORMATION
Item 1.      Financial Statements

Franklin Street Properties Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(in thousands, except share and par value amounts)	2009	2008
Assets:
Real estate assets:
Land	$114,677	$107,153
Buildings and improvements	840,605	810,732
Fixtures and equipment	310	299
	955,592	918,184
Less accumulated depreciation	86,035	74,126
Real estate assets, net	869,557	844,058
Acquired real estate leases, less accumulated amortization
of $32,930 and $29,200, respectively	38,996	28,518
Investment in non-consolidated REITs	94,579	83,046
Assets held for syndication, net	-	13,254
Cash and cash equivalents	24,542	29,244
Restricted cash	335	336
Tenant rent receivables, less allowance for doubtful accounts
of $620 and $509, respectively	720	1,329
Straight-line rent receivable, less allowance for doubtful accounts
of $100 and $261, respectively	9,219	8,816
Prepaid expenses	2,267	2,206
Related party mortgage loan receivable	12,115	1,125
Other assets	1,854	2,406
Office computers and furniture, net of accumulated depreciation
of $1,160 and $1,108, respectively	417	281
Deferred leasing commissions, net of accumulated amortization
of $4,221, and $3,416, respectively	10,895	10,814
Total assets	$1,065,496	$1,025,433

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$124,038	$67,468
Term loan payable	75,000	75,000
Accounts payable and accrued expenses	21,252	22,297
Accrued compensation	500	1,654
Tenant security deposits	1,765	1,874
Other liabilities: derivative termination value	2,394	3,099
Acquired unfavorable real estate leases, less accumulated amortization
of $2,266, and $1,779, respectively	4,954	5,044
Total liabilities	229,903	176,436

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.0001 par value, 180,000,000 shares authorized, 70,480,705 and 70,480,705 shares issued and outstanding, respectively	7	7
Additional paid-in capital	889,019	889,019
Accumulated other comprehensive loss	(2,394)	(3,099)
Accumulated distributions in excess of accumulated earnings	(51,039)	(36,930)
Total stockholders’ equity	835,593	848,997
Total liabilities and stockholders’ equity	$1,065,496	$1,025,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008

Revenue:
Rental	$29,254	$27,700	$59,072	$54,356
Related party revenue:
Syndication fees	29	3,257	39	3,462
Transaction fees	514	3,138	542	3,306
Management fees and interest income from loans	317	423	862	984
Other	18	19	36	39
Total revenue	30,132	34,537	60,551	62,147

Expenses:
Real estate operating expenses	7,144	7,116	14,424	13,815
Real estate taxes and insurance	4,686	4,505	9,515	8,784
Depreciation and amortization	10,225	7,591	18,139	14,950
Selling, general and administrative	2,127	2,621	4,135	4,630
Commissions	40	1,654	170	1,812
Interest	1,599	1,051	3,176	2,243

Total expenses	25,821	24,538	49,559	46,234

Income before interest income, equity in earnings of
non-consolidated REITs and taxes	4,311	9,999	10,992	15,913
Interest income	36	176	72	479
Equity in earnings of non-consolidated REITs	443	694	1,235	1,487

Income before taxes	4,790	10,869	12,299	17,879
Income tax expense (benefit)	(75)	335	(374)	(41)

Net income	$4,865	$10,534	$12,673	$17,920

Weighted average number of shares outstanding,
basic and diluted	70,481	70,481	70,481	70,481

Net income per share, basic and diluted	$0.07	$0.15	$0.18	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income	$12,673	$17,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	18,276	14,973
Amortization of above market lease	1,780	2,259
Equity in earnings of non-consolidated REITs	(1,235)	(1,487)
Distributions from non-consolidated REITs	3,137	2,277
Increase in bad debt reserve	111	79
Changes in operating assets and liabilities:
Restricted cash	1	1
Tenant rent receivables, net	498	404
Straight-line rents, net	(444)	(507)
Prepaid expenses and other assets, net	(943)	160
Accounts payable, accrued expenses	482	(2,002)
Accrued compensation	(1,154)	281
Tenant security deposits	(109)	(64)
Payment of deferred leasing commissions	(1,557)	(2,131)
Net cash provided by operating activities	31,516	32,163
Cash flows from investing activities:
Purchase of real estate assets and office computers and furniture, capitalized merger costs	(56,135)	(36,970)
Changes in deposits on real estate assets	1,300	-
Investment in non-consolidated REITs	(13,198)	(10)
Investment in related party mortgage loan receivable	(10,990)	(1,000)
Investment in assets held for syndication	13,017	11,698
Net cash used in investing activities	(66,006)	(26,282)
Cash flows from financing activities:
Distributions to stockholders	(26,782)	(43,698)
Borrowings under bank note payable	56,570	25,245
Deferred financing costs	-	(30)
Net cash provided by (used in) financing activities	29,788	(18,483)
Net decrease in cash and cash equivalents	(4,702)	(12,602)
Cash and cash equivalents, beginning of period	29,244	46,988
Cash and cash equivalents, end of period	$24,542	$34,386

Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$1,679	$2,027
Investment in non-consolidated REITs converted to real estate assets
and acquired real estate leases in conjunction with merger	$-	$1,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008

Net income	$4,865	$10,534	$12,673	$17,920

Other comprehensive income:
Unrealized gain on derivative financial instruments	686	-	705	-
Total other comprehensive income	686	-	705	-

Comprehensive income	$5,551	$10,534	$13,378	$17,920

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.      Organization, Properties, Basis of Presentation, Financial Instruments and Recent Accounting Standards

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

The Company owns and operates a portfolio of real estate, which consisted of 31 properties as of June 30, 2009.  From time-to-time the Company may acquire real estate or invest in real estate by purchasing shares of preferred stock offered in syndications of Sponsored REITs.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

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

Properties

The following table summarizes the Company’s investment in real estate assets, excluding assets held for syndication and assets held for sale:

	As of June 30,
	2009	2008
Commercial real estate:
Number of properties	31	27
Rentable square feet	5,682,011	5,153,396

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other period.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.      Organization, Properties, Basis of Presentation, Financial Instruments and Recent Accounting Standards (continued)

Financial Instruments

The Company estimates that the carrying value of cash and cash equivalents, restricted cash, and the bank note payable approximate their fair values based on their short-term maturity and prevailing interest rates.

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”, and in February 2008 amended SFAS No. 157 with FASB Staff Position SFAS 157-1 (“FSP FAS 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under FSP FAS 157-1” and was amended later with FASB Staff Position SFAS 157-2, “ Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 is applied prospectively, to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases” for purposes of measurements and classifications. SFAS No. 157 and FSP FAS 157-1 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 and FSP FAS 157-1 did not have a material impact on the Company’s financial position, operations or cash flow.  FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.  The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.      Organization, Properties, Basis of Presentation, Financial Instruments and Recent Accounting Standards (continued)

Recent Accounting Standards

On May 28, 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  This Statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date-that is, whether that date represents the date the financial statements were issued or were available to be issued. This Statement is effective for interim and annual periods ending after June 15, 2009.  The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

On June 12, 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity`s purpose and design and a company`s ability to direct the activities of the entity that most significantly impact the entity`s economic performance.  SFAS No. 167 is effective for fiscal years and interim periods within those fiscal years beginning on or after November 15, 2009.  The Company is currently evaluating the impact of SFAS No. 167 on the Company’s consolidated financial statements.

On July 1, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ (Codification) and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact of SFAS No. 168 on the Company's consolidated financial statements.

2.      Investment Banking/Investment Services Activity

During the six months ended June 30, 2009, the Company sold on a best efforts basis, through private placements, preferred stock in the following Sponsored REITs:

Sponsored REIT	Property Location	Gross Proceeds (1)
		(in thousands)
FSP Grand Boulevard Corp.	Kansas City, MO	$350
FSP 385 Interlocken Development Corp.	Broomfield, CO	200
	Total	$550

(1)   The syndication of FSP Grand Boulevard Corp. (“Grand Boulevard”) was completed on May 29, 2009.  The syndication of FSP 385 Interlocken Development Corp. (“385 Interlocken”), which commenced in May 2008, was not complete at June 30, 2009.

3.      Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At June 30, 2009, the Company held an interest in twelve Sponsored REITs.  Eleven were fully syndicated and the Company no longer derives economic benefits or risks from the common stock interest that is retained in them.  The Company holds a non-controlling preferred stock investment in three of these Sponsored REITs, FSP Phoenix Tower Corp. (“Phoenix Tower”), FSP 303 East Wacker Drive Corp. (“East Wacker”) and Grand Boulevard, from which it continues to derive economic benefits and risks.  One entity was not fully syndicated at June 30, 2009, which is 385 Interlocken.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.           Related Party Transactions and Investments in Non-consolidated Entities (continued)

Equity in earnings of investment in non-consolidated REITs:

The following table includes equity in earnings of investments in non-consolidated REITs:

	Six Months Ended June 30,
(in thousands)	2009	2008

Equity in earnings of Sponsored REITs	$141	$103
Equity in earnings of Park Ten Development	-	9
Equity in earnings of Phoenix Tower	1	14
Equity in earnings of East Wacker	1,064	1,361
Equity in earnings of Grand Boulevard	29	-
	$1,235	$1,487

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

Equity in earnings of Grand Boulevard is derived from the Company’s preferred stock investment in the entity.  In May 2009, the Company purchased 175.5 preferred shares or 27.0% of the outstanding preferred shares of Grand Boulevard for $15,049,000 (which represented $17,550,000 at the offering price net of commissions of $1,404,000, loan fees of $1,009,000 and acquisition fees of $88,000 that were excluded).

The Company recorded distributions declared of $3,137,000 and $2,277,000 from non-consolidated REITs during the six months ended June 30, 2009 and 2008, respectively.

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

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.      Related Party Transactions and Investments in Non-consolidated Entities (continued)

The operating data below for 2009 includes operations of the twelve Sponsored REITs the Company held an interest in as of June 30, 2009.  The operating data for 2008 includes operations of the twelve Sponsored REITs the Company held an interest in as of June 30, 2008.

At June 30, 2009, December 31, 2008 and June 30, 2008, the Company had ownership interests in twelve Sponsored REITs. Summarized financial information for these Sponsored REITs is as follows:

	June 30,	December 31,
(in thousands)	2009	2008

Balance Sheet Data (unaudited):
Real estate, net	$668,145	$683,218
Other assets	98,349	114,015
Total liabilities	(180,030)	(189,435)
Shareholders' equity	$586,464	$607,798

	For the Six Months Ended June 30,
(in thousands)	2009	2008

Operating Data (unaudited):
Rental revenues	$48,812	$51,031
Other revenues	251	1,046
Operating and maintenance expenses	(25,248)	(25,412)
Depreciation and amortization	(12,090)	(12,104)
Interest expense	(4,160)	(5,725)
Net income	$7,565	$8,836

Syndication fees and Transaction fees:

The Company provides syndication and real estate acquisition advisory services for Sponsored REITs.  Syndication, development and transaction fees from non-consolidated entities amounted to approximately $581,000 and $6,768,000 for the six months ended June 30, 2009 and 2008, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $448,000 and $473,000 for the six months ended June 30, 2009 and 2008, respectively.

The Company typically makes interim mortgage loans to Sponsored REITs that enable Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests. The interim mortgage loans are subsequently repaid out of offering proceeds.  As of June 30, 2009, there were no interim mortgage loans outstanding.  From time-to-time the Company also makes secured loans to Sponsored REITs for the purpose of funding construction costs, capital expenditures, leasing costs and for other purposes (the “Sponsored REIT Loans”). The Company is typically entitled to interest on the funds that it advances to make interim mortgage loans and the Sponsored REIT Loans.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.        Related Party Transactions and Investments in Non-consolidated Entities (continued)

Sponsored REIT Loans

Since December 2007, the Company has provided revolving lines of credit to five Sponsored REITs, or to wholly-owned subsidiaries of those Sponsored REITs, and a construction loan to one wholly-owned subsidiary of another Sponsored REIT.  Each of the Sponsored REIT Loans is secured by a mortgage on the underlying property and has a term of approximately three years.  Advances under each of the Sponsored REIT Loans bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and most advances also require a 50 basis point draw fee.  The Company also received a $210,000 loan commitment fee at the time of the closing of the construction loan.  The Company anticipates that any advances made under the Sponsored REIT Loans will be repaid at their maturity or earlier from long term financing of the underlying properties, cash flows of the underlying properties or some other capital events.

The following is a summary of the Sponsored REIT Loans outstanding as of June 30, 2009:

(in 000's)		Maximum	Amount			Rate in
	Maturity	Amount	Drawn at	Interest	Draw	Effect at
Sponsored REIT	Date	of Loan	30-Jun-09	Rate (1)	Fee (2)	30-Jun-09

Revolving lines of credit
FSP Highland Place I Corp.	31-Dec-10	$5,500	$1,125	L+2%	n/a	2.32%
FSP Satellite Place Corp.	31-Mar-12	5,500	479	L+3%	0.5%	3.32%
FSP 1441 Main Street Corp.(a)	31-Mar-12	10,800	-	L+3%	0.5%
FSP 505 Waterford Corp.	30-Nov-11	7,000	-	L+3%	0.5%
FSP Phoenix Tower Corp. (b)	30-Nov-11	15,000	3,600	L+3%	0.5%	3.32%

Construction loan
FSP 385 Interlocken
Development Corp. (c)	30-Apr-12	42,000	6,911	L+3%	n/a	3.32%

		$85,800	$12,115

(1) The interest rate is 30-Day LIBOR rate plus the additional rate indicated
(2) The draw fee is a percentage of each new advance, and is paid at the time of each new draw

(a) The Borrower is FSP 1441 Main Street LLC, a wholly-owned subsidiary
(b) The Borrower is FSP Phoenix Tower Limited Partnership, a wholly-owned subsidiary
(c) The Borrower is FSP 385 Interlocken LLC, a wholly-owned subsidiary

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $414,000 and $510,000 for the six months ended June 30, 2009 and 2008, respectively.

4.        Bank note payable and term note payable

As of June 30, 2009, the Company has a bank note payable, which is an unsecured revolving line of credit (the “Revolver”) for advances up to $250 million that matures on August 11, 2011, and a term note payable, which is an unsecured term loan (the “Term Loan”) of $75 million that matures in October 2011 with two one-year extensions available at the Company’s election.  The Revolver and the Term Loan are with a group of banks.

The Revolver and Term Loan include restrictions on property liens and require compliance with various financial covenants. Financial covenants include the maintenance of at least $1,500,000 in operating cash accounts, a minimum unencumbered cash and

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.        Bank note payable and term note payable (continued)

liquid investments balance and tangible net worth, limitations on permitted secured debt and compliance with various debt and operating income ratios, as defined in the loan agreement. The Company was in compliance with the Revolver and Term Loan financial covenants as of June 30, 2009 and the Revolver at June 30, 2008.

Revolver

The Company’s Revolver is an unsecured revolving line of credit with a group of banks that provides for borrowings at our election of up to $250,000,000.  The Revolver matures on August 11, 2011.  Borrowings under the Revolver bear interest at either the bank's prime rate (3.25% at June 30, 2009) or a rate equal to LIBOR plus 100 basis points (1.31% at June 30, 2009).  There were borrowings of $124,038,000 and $67,468,000 at the LIBOR plus 100 basis point rate at a weighted average rate of 1.32% and 2.39% outstanding under the Revolver at June 30, 2009 and December 31, 2008, respectively.  The weighted average interest rate on amounts outstanding during the six months ended June 30, 2009 and 2008 was approximately 1.46% and 4.15%, respectively; and for the year ended December 31, 2008 was approximately 3.61%.

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

5.        Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at June 30, 2009 and 2008.

6.        Financial Instruments: Derivatives and Hedging

On October 15, 2008, the Company fixed the interest rate for the initial three-year term of the Term Loan at 5.84% per annum pursuant to an interest rate swap agreement. The variable rate that was fixed under the interest rate swap agreement is described in Note 4.

In accordance with SFAS No. 133 the interest swap agreement qualifies as a cash flow hedge and has been recognized on the condensed consolidated balance sheets at fair value.  If a derivative qualifies as a hedge under SFAS 133, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Application of SFAS No. 133 may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.          Financial Instruments: Derivatives and Hedging (continued)

The following table summarizes the notional and fair value of our derivative financial instrument at June 30, 2009.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	$75,000	5.840%	10/2008	10/2011	$(2,394)

On June 30, 2009, the derivative instrument was reported as an obligation at its fair value of approximately $2.4 million.  This is included in other liabilities: derivative termination value on the condensed consolidated balance sheet at June 30, 2009.  Offsetting adjustments are represented as deferred gains or losses in accumulated other comprehensive income of $2.4 million.  Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as a reduction to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $1.0 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.  We are hedging exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.  Financial assets and liabilities recorded on the condensed consolidated balance sheets at fair value are categorized based on the inputs to the valuation techniques as follows:

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

The calculation of FFO by business segment for the three and six months ended June 30, 2009 and 2008 are shown in the following tables:

(in thousands)	Real Estate Operations	Investment Banking/ Investment Services	Total
Three Months Ended March 31, 2009
Net Income (loss)	$8,586	$(778)	$7,808
Equity in income of non-consolidated REITs	(792)	-	(792)
Distributions from non-consolidated REITs	1,615	-	1,615
Depreciation and amortization	8,680	27	8,707

Funds From Operations	$18,089	$(751)	$17,338

Three Months Ended June 30, 2009
Net Income (loss)	$5,212	$(347)	$4,865
Equity in income of non-consolidated REITs	(443)	-	(443)
Distributions from non-consolidated REITs	1,523	-	1,523
Acquisition costs	248	-	248
Depreciation and amortization	11,191	25	11,216

Funds From Operations	$17,731	$(322)	$17,409

Six Months Ended June 30, 2009
Net Income (loss)	$13,798	$(1,125)	$12,673
Equity in income of non-consolidated REITs	(1,235)	-	(1,235)
Distributions from non-consolidated REITs	3,138	-	3,138
Acquisition costs	248	-	248
Depreciation and amortization	19,871	52	19,923

Funds From Operations	$35,820	$(1,073)	$34,747

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

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.         Business Segments (continued)

The following table is a summary of other financial information by business segment:

(in thousands)	Real Estate Operations	Investment Banking/ Investment Services	Total
Three Months Ended June 30, 2009
Revenue	$29,588	$542	$30,130
Interest income	35	1	36
Interest expense	1,598	-	1,598
Capital expenditures	939	88	1,027

Six Months Ended June 30, 2009
Revenue	$59,970	$581	$60,551
Interest income	68	3	71
Interest expense	3,176	-	3,176
Investment in non-consolidated REITs	94,579	-	94,579
Capital expenditures	2,678	189	2,867

Identifiable assets as of June 30, 2009	$1,061,856	$3,640	$1,065,496

Three Months Ended June 30, 2008
Revenue	$28,142	$6,395	$34,537
Interest income	170	6	176
Interest expense	1,051	-	1,051
Capital expenditures	2,245	-	2,245

Six Months Ended June 30, 2008
Revenue	$55,379	$6,768	$62,147
Interest income	461	18	479
Interest expense	2,243	-	2,243
Investment in non-consolidated REITs	84,609	-	84,609
Capital expenditures	5,596	-	5,596

Identifiable Assets as of June 30, 2008	$995,973	$6,384	$1,002,357

8.        Cash Dividends

The Company declared and paid dividends as follows (in thousands, except per share amounts):

Quarter Paid	Dividends Per Share	Total Dividends

First quarter of 2009	$0.19	$13,391
Second quarter of 2009	$0.19	$13,391

First quarter of 2008	$0.31	$21,849
Second quarter of 2008	$0.31	$21,849

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT, a taxable REIT subsidiary (“TRS”) or is treated as a disregarded entity for federal income tax purposes.  In the case of TRSs, the Company’s ownership of securities in all TRSs generally cannot exceed 25% (20% for taxable years beginning on or before July 30, 2008) of the value of all of the Company’s assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company’s assets. Two subsidiaries, FSP Investments LLC and FSP Protective TRS Corp., became TRSs.  As a result, FSP Investments LLC (which is part of the Company’s investment banking/investment services segment) and FSP Protective TRS Corp., operate as taxable corporations under the Code and have accounted for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”.

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

The income tax expense reflected in the condensed consolidated statements of income relates only to the TRSs.  The expense differs from the amounts computed by applying the federal statutory rate to income before taxes as follows:

	For the Six Months Ended June 30,
(in thousands)	2009	2008

Federal income tax benefit	$(502)	$(133)
Increase (decrease) in taxes resulting from:
State income tax benefit, net of federal impact	(99)	(25)
Valuation allowance on state tax benefit	99
Revised Texas franchise tax	128	117
Income tax benefit	$(374)	$(41)

Taxes on income are a current tax expense.  No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.  During the six months ended June 30, 2009 and the year ended December 31, 2008, FSP Investments had a federal tax benefit of approximately $502,000 and $736,000, respectively, arising from losses which should be fully utilized by carrying those losses back to tax years 2006 and 2007, and carrying forward  a net operating loss of approximately $331,000 to future years.  For state tax reporting purposes, a valuation allowance of approximately $99,000 and $136,000 was recorded during the six months ended June 30, 2009 and the three months ended December 31, 2008 to reduce the tax benefit of these losses from FSP Investments due to recent tax legislation in Massachusetts that will most likely hinder the ability to use the loss carry-forward.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.      Income Taxes (continued)

In May 2006, the State of Texas enacted a business tax (the “Revised Texas Franchise Tax”) that replaced its existing franchise tax which the Company became subject to.  The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax and is accounted for in accordance with SFAS No. 109.  The Company recorded a provision in income taxes on its income statement of $128,000 and $117,000 for the six months ended June 30, 2009 and 2008, respectively.

10.     Subsequent Events

On July 14, 2009, Company made a $2.5 million advance under its Sponsored REIT Loan to FSP 385 Interlocken LLC.

On July 17, 2009, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on August 20, 2009 to stockholders of record on July 31, 2009.

On July 20, 2009, the Company made a $1.3 million advance under its Sponsored REIT Loan to FSP 1441 Main Street LLC.

The Company has evaluated all subsequent events through August 4, 2009, the date the condensed consolidated financial statements were issued.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience significant disruptions, including increased levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  The current disruptions in the U.S. economy have affected our business and may affect real estate values, occupancy levels, property income and the propensity and the ability of investors to invest in our Sponsored REITs in the future.  At this time, we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our business.

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

Real Estate Operations

Our real estate portfolio was approximately 92% leased as of June 30, 2009, down from 93% leased as of December 31, 2008.  Notwithstanding our relatively stable recent occupancy rates, new leasing activity has slowed in most of our markets and we do not expect to see an increase in the pace of leasing until the broader economic markets stabilize and there is new job growth.  Approximately 12% of the square footage in our portfolio is scheduled to expire during the remainder of 2009.  While we cannot predict when existing vacancy will be leased or if existing tenants with expiring leases will renew their leases or what the terms and conditions of the lease renewals will be, we expect to renew or sign new leases at current market rates for locations in which the buildings are located, which in some cases may be below the expiring rates.

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

We own an office property, which we refer to as the Property, located in Glen Allen, Virginia, a suburb of Richmond, that includes three buildings containing an aggregate of approximately 297,789 rentable square feet of space.  Capital One Services, Inc., which we refer to as CapOne, currently leases 100% of the Property from us pursuant to a lease, which we refer to as the CapOne Lease, that expires on October 31, 2009.  LandAmerica Financial Group, Inc., which we refer to as LandAm, currently subleases 100% of the Property from CapOne pursuant to a sublease that also expires on October 31, 2009.  Commencing on November 1, 2009, LandAm was scheduled to directly lease 100% of the Property from us pursuant to a lease, which we refer to as the LandAm Lease, that was due to expire on October 31, 2016.  On November 26, 2008, LandAm filed a voluntary motion for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division, which we refer to as the Bankruptcy Court.  On June 19, 2009, LandAm filed a notice of rejection of the LandAm Lease with the Bankruptcy Court.  The rejection of the LandAm Lease was expected and we are actively engaged in leasing efforts to find a replacement tenant or tenants.  Significantly, the CapOne Lease remains in effect, and CapOne continues to be financially obligated to us for all payments of rent due under the CapOne Lease through October 31, 2009.  As a result, management does not believe that the rejection of the LandAm Lease will have a material impact on our results of operations for the second quarter, the third quarter and a portion of the fourth quarter of 2009.  We intend to use this time to continue our leasing efforts to find a replacement tenant or tenants.  We have received expressions of interest in the Property from several potential replacement tenants and are optimistic that our leasing efforts will be successful.  However, we cannot predict how long it will take to lease the vacant space or what the terms and conditions of any new lease or leases will be, although we would expect to sign new leases at current market rates which may be below the expiring rates.

Investment Banking/Investment Services

Unlike our real estate operations business, which provides a rental revenue stream which is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature.  Equity raised for Sponsored REIT syndications for 2008 was $57.4 million.  Equity raised for Sponsored REIT syndications for the first half of 2009 was insignificant.

In August 2007, one of our Sponsored REITs purchased an office property located in Kansas City, Missouri.  Permanent equity capitalization of the property was structured as a private placement preferred stock offering totaling $65 million, and was fully subscribed in the second quarter of 2009.  We purchased a total of 175.5 shares of preferred stock in the Sponsored REIT at a net cost of approximately $15.0 million.  The balance of the offering was subscribed primarily by institutions and high net worth individuals, our traditional customer base.  In May 2008, one of our Sponsored REITs began development of an office property located in Broomfield, Colorado.  Permanent equity capitalization of the property was structured as a private placement offering of preferred stock totaling $38 million of which $33.5 million has been raised as of June 30, 2009; the offering is ongoing as of the beginning of the third quarter of 2009.

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

In addition to difficulties in raising equity from potential real estate investors in this market, our property acquisition executives are now grappling with greater uncertainty surrounding the valuation levels for prime commercial investment real estate.  We believe that the current turmoil in the debt markets, as well as perceptions about the future U.S. economy and interest rates, are producing a larger than normal divergence in the perception of value and future relative investment performance of commercial properties.  While we generally believe that such an environment has the potential to produce some exceptional property acquisition opportunities, caution, perspective and disciplined underwriting standards can significantly impact the timing of any future acquisitions.  Consequently, our ability to provide a regular stream of real estate investment product necessary to grow our overall investment banking/investment services business continues to remain uncertain as the third quarter of 2009 begins.  We also continue to rely solely on our in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time (i.e., invest in a Sponsored REIT).  We continue to evaluate whether our in-house sales force is capable, either through our existing client base or through new clients, of raising sufficient investment capital in Sponsored REITs to achieve future performance objectives.

The following table shows results for the three months ended June 30, 2009 and 2008:

(in thousands)	Three months ended June 30,
Revenue:	2009	2008	Change
Rental	$29,254	$27,700	$1,554
Related party revenue:
Syndication fees	29	3,257	(3,228)
Transaction fees	514	3,138	(2,624)
Management fees and interest income from loans	317	423	(106)
Other	18	19	(1)
Total revenue	30,132	34,537	(4,405)

Expenses:
Real estate operating expenses	7,144	7,116	28
Real estate taxes and insurance	4,686	4,505	181
Depreciation and amortization	10,225	7,591	2,634
Selling, general and administrative	2,127	2,621	(494)
Commissions	40	1,654	(1,614)
Interest	1,599	1,051	548
Total expenses	25,821	24,538	1,283

Income before interest income, equity in earnings in non- consolidated REITs and taxes	4,311	9,999	(5,688)
Interest income	36	176	(140)
Equity in earnings of non-consolidated REITs	443	694	(251)

Income before taxes	4,790	10,869	(6,079)
Income tax expense (benefit)	(75)	335	(410)

Net income	$4,865	$10,534	$(5,669)

Comparison of the three months ended June 30, 2009 to the three months ended June 30, 2008:

Revenues

Total revenues decreased by $4.4 million to $30.1 million for the quarter ended June 30, 2009, as compared to $34.5 million for the quarter ended June 30, 2008.  The decrease was primarily a result of:

o
A $5.9 million decrease in syndication fees and transaction (loan commitment) fees, which was principally a result of the decrease in gross syndication proceeds for the quarter ended June 30, 2009 compared to the same period in 2008.

The decrease was partially offset by:

o
An increase in rental revenue of approximately $1.5 million arising primarily from the acquisition of a property in Virginia and a property in Missouri in December 2008, and to a lesser extent, the acquisition of  a property in Texas in May 2008, and early termination fees of $0.3 million received during the three months ended June 30, 2009.

Expenses

Total expenses increased by $1.3 million to $25.8 million for the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008.  The increase was primarily a result of:

o
An increase in real estate operating expenses and real estate taxes and insurance of approximately $0.2 million, and depreciation of $2.6 million, which were primarily from the acquisition of a property in Virginia and a property in Missouri in December 2008, and to a lesser extent, the acquisition of a property in Texas in May 2008.

o
An increase in interest expense of approximately $0.5 million primarily as a result of the addition of the Term Loan, which was borrowed in October 2008; and was partially offset by a decrease in the average Revolver loan balance and lower average interest rates during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

The increase was partially offset by:

o
A decrease in commission expense of $1.6 million, which was principally a result of the decrease in gross syndication proceeds in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

o
An decrease in general and administrative expenses of $0.5 million, which was primarily the result of a decrease in discretionary compensation of $0.6 million, which was partially offset by an increase from acquisition costs of $0.2 million that were recorded in the three months ended June 30, 2009 related to the acquisitions of two properties in June 2009.  We had 39 and 37 employees as of June 30, 2009 and 2008, respectively, at our headquarters in Wakefield.

Interest income

Interest income decreased $0.1 million to $36,000 during the three months ended June 30, 2009, which was primarily a result of lower average interest rates on invested funds and a lower average balance of cash and cash equivalents in 2009 compared to the same period in 2008.

Equity in earnings of non-consolidated REITs

Equity in earnings from non-consolidated REITs decreased approximately $0.3 million to $0.4 million compared to $0.7 million during the three months ended June 30, 2009 compared to the same period in 2008.

Taxes on income

Taxes on income decreased $0.4 million to a benefit of $0.1 million in the three months ended June 30, 2009 compared to the same period in 2008.  The decrease was primarily due to a taxable loss from the investment banking and investment services business, which was principally a result of the decrease in gross syndication proceeds during the three months ended June 30, 2009 compared to taxable income in 2008.

Net income

Net income for the three months ended June 30, 2009 was $4.9 million compared to $10.5 million for the three months ended June 30, 2008, for the reasons described above.

The following table shows results for the six months ended June 30, 2009 and 2008:

(in thousands)
	Six months ended June 30,
Revenue:	2009	2008	Change
Rental	$59,072	$54,356	$4,716
Related party revenue:
Syndication fees	39	3,462	(3,423)
Transaction fees	542	3,306	(2,764)
Management fees and interest income from loans	862	984	(122)
Other	36	39	(3)
Total revenue	60,551	62,147	(1,596)

Expenses:
Real estate operating expenses	14,424	13,815	609
Real estate taxes and insurance	9,515	8,784	731
Depreciation and amortization	18,139	14,950	3,189
Selling, general and administrative	4,135	4,630	(495)
Commissions	170	1,812	(1,642)
Interest	3,176	2,243	933
Total expenses	49,559	46,234	3,325

Income before interest income, equity in earnings in non-consolidated REITs and taxes	10,992	15,913	(4,921)
Interest income	72	479	(407)
Equity in earnings in non-consolidated REITs	1,235	1,487	(252)

Income before taxes	12,299	17,879	(5,580)
Income tax benefit	(374)	(41)	(333)

Net income	$12,673	$17,920	$(5,247)

Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008:

Revenues

Total revenue decreased by $1.6 million to $60.6 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  The decrease was primarily a result of:

o
A $6.2 million decrease in syndication fees and transaction (loan commitment) fees, which was principally a result of the decrease in gross syndication proceeds for the six months ended June 30, 2009 compared to the same period in 2008.

o
A decrease in loan interest income of approximately $0.1 million, which was principally a result of a larger loan receivable balance during the six months ended June 30, 2008 as compared the six months ended June 30, 2009, from which interest income is derived.  The impact of this decrease was also greater as a result of lower interest rates charged for the six months ended June 30, 2009 compared to the same period in 2008.

This increase was partially offset by:

o
An increase to rental revenue of approximately $4.7 million arising primarily from the acquisition of a property in Virginia and a property in Missouri in December 2008, and to a lesser extent, the acquisition of a property in Texas in May 2008, and early termination fees of $0.3 million received during the six months ended June 30, 2009.

Expenses

Total expenses increased by approximately $3.3 million to $49.6 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  The increase was primarily a result of:

o
An increase in real estate operating expenses and real estate taxes and insurance of approximately $1.3 million, and depreciation and amortization of $3.2 million, which were primarily from the acquisition of a property in Virginia and a property in Missouri in December 2008, and to a lesser extent, the acquisition of a property in Texas in May 2008.

o
An increase in interest expense of approximately $0.9 million primarily as a result of the addition of the Term Loan, which was borrowed in October 2008; and was partially offset by a decrease in the average Revolver loan balance and lower average interest rates during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

These increases were partially offset by:

o
A decrease in general and administrative expenses of $0.5 million, which was primarily the result of a decrease in discretionary compensation of $0.7 million, which was partially offset by an increase from acquisition costs of $0.2 million that were recorded in the six months ended June 30, 2009 related to the acquisitions of two properties in June 2009.  We had 39 and 37 employees as of June 30, 2009 and 2008, respectively, at our headquarters in Wakefield.

o
A decrease in commission expense of $1.6 million, which was principally a result of the decrease in gross syndication proceeds in the six months ended June 30, 2009 compared to the same period in 2008.

Interest income

Interest income decreased $0.4 million to $0.1 million during the six months ended June 30, 2009, which was primarily a result of lower average interest rates on invested funds and lower average balances of cash and cash equivalents in 2009 compared to the same period in 2008.

Equity in earnings of non-consolidated REITs

Equity in earnings from non-consolidated REITs decreased approximately $0.3 million to $1.2 million, which was principally a result of our preferred stock investment in East Wacker during the six months ended June 30, 2009 compared to the same period of 2008.

Taxes on income

Taxes on income decreased approximately $0.3 million to a credit of $0.4 million during the six months ended June 30, 2009 compared to the same period of 2008.  The decrease was primarily due to a lower taxable income from the investment banking and investment services business in the 2009 period compared to 2008.

Net income

Net income for the six months ended June 30, 2009 was $12.7 million compared to $17.9 million for the six months ended June 30, 2008, for the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $24.5 million and $29.2 million at June 30, 2009 and December 31, 2008, respectively. This decrease of $4.7 million is attributable to $31.5 million provided by operating activities less $66.0 million used by investing activities plus $29.8 million provided by financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations, cash anticipated to be generated by the sale of preferred stock in future Sponsored REITs and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly formed Sponsored REITs.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of interest on the part of investors in purchasing shares of Sponsored REITs and the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $31.5 million is primarily attributable to net income of $12.7 million, plus the add-back of $18.9 million of non-cash activities, $3.1 million of distributions from non-consolidated REITs, decreases in tenant rent receivables of $0.5 million and an increase in accounts payable and accrued liabilities.  These increases were partially offset by increases in prepaid and other assets of $0.9 million, straight-line rent receivables of $0.4 million, decreases in security deposits of $0.1 million, accrued compensation of $1.2 million and payment of leasing commissions of $1.6 million.

Investing Activities

Our cash used for investing activities for the six months ended June 30, 2009 of $66.0 million is primarily attributable to additions to real estate investments and office equipment of approximately $56.1 million and secured loans made to Sponsored REITs of approximately $11.0 million and an investment in preferred shares of a Sponsored REIT of $13.2 million, which were partially offset by a decrease in assets held for syndication of $13.0 million and changes in deposits on real estate assets of $1.3 million.

Financing Activities

Our cash provided by financing activities for the six months ended June 30, 2009 of $29.8 million is primarily attributable to borrowings under our Revolver of $56.6 million and was partially offset by distributions paid to shareholders of $26.8 million.

Revolver

The Revolver is with a group of banks for borrowings at our election of up to $250,000,000 and matures on August 11, 2011.  Borrowings under the Revolver bear interest at either the bank's prime rate (3.25% at June 30, 2009) or a rate equal to LIBOR plus 100 basis points (1.31% at June 30, 2009).  There were borrowings of $124,038,000 and $67,468,000 at the LIBOR plus 100 basis point rate at a weighted average rate of 1.32% and 2.39% outstanding under the Revolver at June 30, 2009 and December 31, 2008, respectively.  The weighted average interest rate on amounts outstanding during the six months ended June 30, 2009 and 2008 was approximately 1.46% and 4.15%, respectively; and for the year ended December 31, 2008 was approximately 3.61%.  As of June 30, 2009, we were in compliance with all bank covenants under the Revolver.

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

Term Loan

On October 15, 2008, we closed on a $75,000,000 unsecured term loan facility with three banks.  Proceeds from the Term Loan were used to reduce the outstanding principal balance on the Revolver.  The Term Loan has an initial three-year term that matures on October 15, 2011.  In addition, we have the right to extend the initial maturity date for up to two successive one-year periods, or until October 15, 2013 if both extensions are exercised.  We fixed the interest rate for the initial three-year term of the Term Loan at 5.84% per annum pursuant to an interest rate swap agreement.  As of June 30, 2009, we were in compliance with all bank covenants under the Term Loan.

Equity Securities

As of June 30, 2009, we have an automatic shelf registration statement on Form S-3 on file with the SEC relating to the offer and sale, from time to time, of an indeterminate amount of our common stock.  From time to time, we expect to issue additional shares of our common stock under our automatic shelf registration statement or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of June 30, 2009, we were committed to fund up to $85.8 million to six Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $12.1 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long-term financings of the underlying properties, cash flows from the underlying properties or capital events.

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Assets Held for Syndication

As of June 30, 2009, we had no assets held for syndication. As of December 31, 2008, we had one asset held for syndication, a property in Kansas City, Missouri, which was completed on May 29, 2009.

Related Party Transactions

On May 15, 2008, we acquired Park Ten Development by merger for a total purchase price of approximately $35.4 million. The acquisition was effected by merging a wholly owned acquisition subsidiary of the Company with and into Park Ten Development.  The holders of preferred stock in Park Ten Development received cash consideration of approximately $127,290 per share.

In June 2008, we commenced the syndication of FSP 385 Interlocken Development Corp., which is still in process as of June 30, 2009.  During 2007, we commenced the syndication of FSP Grand Boulevard Corp., which was completed May 29, 2009.  As part of this syndication, we purchased the final 175.5 preferred shares of its preferred stock for approximately $15 million on May 29, 2009, representing approximately a 27.0% interest.

We typically make interim mortgage loans to Sponsored REITs that enable Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests. The interim mortgage loans are subsequently repaid out of offering proceeds.  As of June 30, 2009, there were no interim mortgage loans outstanding.  From time-to-time we also make secured loans to Sponsored REITs for the purpose of funding construction costs, capital expenditures, leasing costs and for other purposes, which we refer to as the Sponsored REIT Loans. We are typically entitled to interest on the funds that we advance to make interim mortgage loans and the Sponsored REIT Loans.

Sponsored REIT Loans

Since December 2007, we have provided revolving lines of credit to five Sponsored REITs, or to wholly-owned subsidiaries of those Sponsored REITs, and a construction loan to one wholly-owned subsidiary of another Sponsored REIT.  Each of the Sponsored REIT Loans is secured by a mortgage on the underlying property and has a term of approximately three years.  Advances under each of the Sponsored REIT Loans bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and most advances also require a 50 basis point draw fee.  We also received a $210,000 loan commitment fee at the time of the closing of the construction loan.  We anticipate that any advances made under the Sponsored REIT Loans will be repaid at their maturity or earlier from long term financing of the underlying properties, cash flows of the underlying properties or some other capital events.

The following is a summary of the Sponsored REIT Loans outstanding as of June 30, 2009:

(in 000's)		Maximum	Amount			Rate in
	Maturity	Amount	Drawn at	Interest	Draw	Effect at
Sponsored REIT	Date	of Loan	30-Jun-09	Rate (1)	Fee (2)	30-Jun-09

Revolving lines of credit
FSP Highland Place I Corp.	31-Dec-10	$5,500	$1,125	L+2%	n/a	2.32%
FSP Satellite Place Corp.	31-Mar-12	5,500	479	L+3%	0.5%	3.32%
FSP 1441 Main Street Corp.(a)	31-Mar-12	10,800	-	L+3%	0.5%
FSP 505 Waterford Corp.	30-Nov-11	7,000	-	L+3%	0.5%
FSP Phoenix Tower Corp. (b)	30-Nov-11	15,000	3,600	L+3%	0.5%	3.32%

Construction loan
FSP 385 Interlocken
Development Corp. (c)	30-Apr-12	42,000	6,911	L+3%	n/a	3.32%

		$85,800	$12,115

(1) The interest rate is 30-Day LIBOR rate plus the additional rate indicated
(2) The draw fee is a percentage of each new advance, and is paid at the time of each new draw

(a) The Borrower is FSP 1441 Main Street LLC, a wholly-owned subsidiary
(b) The Borrower is FSP Phoenix Tower Limited Partnership, a wholly-owned subsidiary
(c) The Borrower is FSP 385 Interlocken LLC, a wholly-owned subsidiary

For a discussion of transactions between us and related parties during 2008, see Footnote No. 4 “Related Party Transactions” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the three and six months ended June 30, 2009 and 2008, the rental income exceeded the expenses for each individual property, with the exception of our property located at Federal Way, Washington.

The property at Federal Way, Washington had a single tenant lease, which expired September 14, 2006.  During 2007 and 2008, we signed leases with three tenants and in May 2009 with another tenant for an aggregate total of approximately 16% of the space, which generated rental income of $79,000 and $159,000 for the three and six months ended June 30, 2009, and had operating expenses of $139,000 and $270,000 for the three and six months ended June 30, 2009, respectively.  The 2007 and 2008 leases generated rental income of $122,000 and $191,000 for the three and six months ended June 30, 2008, and had operating expenses of $147,000 and $288,000 for the three and six months ended June 30, 2008, respectively.  We expect the property will not produce revenue to cover its expenses in the third quarter of 2009.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  As of June 30, 2009 and December 31, 2008, if market rates on borrowings under our Revolver increased by 10% at maturity, or approximately 13 and 24 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.2 million and $0.2 million annually. The interest rate on our Revolver as of June 30, 2009 was LIBOR plus 100 basis points.  We do not believe that the interest rate risk represented by borrowings under our Revolver is material as of June 30, 2009.

 Our Term Loan of $75 million bears interest at a variable rate of LIBOR plus 200 basis points, with a 2% floor on LIBOR, which was fixed at 5.84% per annum for its initial three year term with an interest rate swap agreement, and therefore, the fair value of this instrument is affected by changes in market interest rates.  We believe that we have mitigated interest rate risk with respect to the Term Loan through the interest rate swap agreement for the initial three year term of the loan.  This interest rate swap agreement was our only derivative instrument as of June 30, 2009.

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

The table below lists our derivative instrument, which is hedging variable cash flows related to interest on our Term Loan as of June 30, 2009 (in thousands):

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	$75,000	5.840%	10/2008	10/2011	$(2,394)

Our Term Loan hedging transaction used a derivative instrument that involves certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparty to our derivative arrangement is RBS Citizens, N.A., which has a Moody’s rating of A1. As a result, we do not anticipate that the counterparty will fail to meet its obligations.  However, there can be no assurance that we will be able to adequately protect against the foregoing risks or that we will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

The Revolver matures in August 2011 and has a variable rate of interest.  Upon maturity, our future income, cash flows and fair values relevant to financial instruments will be dependent upon the balance then outstanding and prevalent market interest rates.

We borrow from time-to-time under the Revolver.  These borrowings bear interest at the bank’s base rate (3.25% at June 30, 2009) or a 30-day LIBOR plus 100 basis points (1.31% at June 30, 2009), as elected by us when requesting funds.  Generally the borrowings are for 30-day LIBOR plus 100 basis points.  There were borrowings totaling $124,038,000 and $67,468,000 in the aggregate at the 30-day LIBOR plus 100 basis point rate, representing a weighted average rate of 1.32% and 2.39% outstanding under the Revolver at June 30, 2009 and December 31, 2008, respectively.  We have drawn on the Revolver, and intend to draw on the Revolver in the future for a variety of corporate purposes, including the funding of interim mortgage loans to Sponsored REITs and the acquisition of properties that we acquire directly for our portfolio.  Generally interim mortgage loans bear interest at the same variable rate payable by us under our line of credit.  As of June 30, 2009, there were no interim mortgage loans outstanding.  We also may draw on the Revolver to fund our Sponsored REIT Loans.  Information about our Sponsored REIT Loans as of June 30, 2009 is incorporated herein by reference to “Part I. - Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sponsored REIT Loans”.

The following table presents as of June 30, 2009 our contractual variable rate borrowings under our Revolver, which matures on August 11, 2011, and under our Term Loan, which matures on October 15, 2011.  Under the Term Loan we have the right to extend the initial maturity date for up to two successive one-year periods, or until October 15, 2013 if both extensions are exercised

	Payment due by period (in thousands)

	Total	2009	2010	2011	2012	2013	2014
Revolver (1)	$ 124,038	$ -	$ -	$ 124,038	$ -	$ -	$ -
Term Loan	75,000	-	150	74,850	-	-	-
Total	$ 199,038	$ -	$ 150	$ 198,888	$ -	$ -	$ -

(1)	The Revolver maturity is in 2011, however borrowings made thereunder are with 30-Day LIBOR advances, which are due or can be renewed at maturity.

Item 4.      Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by Franklin Street Properties Corp. during the quarter ended June 30, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1) (2)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1) (2)
04/01/09-04/30/09	0	N/A	0	$31,240,465
05/01/09-05/31/09	0	N/A	0	$31,240,465
06/01/09-06/30/09	0	N/A	0	$31,240,465
Total:	0	N/A	0	$31,240,465

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

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Security Holders

On May 15, 2009, the Company held its 2009 Annual Meeting of Stockholders (the “2009 Annual Meeting”). The 2009 Annual Meeting was called for the following purposes: (1) to elect three Class II directors to serve until the 2012 annual meeting.

The following table sets forth the names of the directors elected at the 2009 Annual Meeting for new three-year terms and the number of votes cast for and withheld from each director:

Directors	For	Withheld
John N. Burke	55,810,969	2,107,478
Barbara J. Fournier	50,196,143	7,722,304
Barry Silverstein	56,525,005	1,393,443

The names of each of the other directors whose terms of office continued after the 2009 Annual Meeting are as follows: Dennis J. McGillicuddy, Janet Prier Notopoulos, George J. Carter and Georgia Murray.

Item 5.          Other Information

None.

Item 6.          Exhibits

The Exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: August 4, 2009	/s/ George J. Carter George J. Carter	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 4, 2009	/s/ John G. Demeritt John G. Demeritt	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to FSP Corp.’s Form 8-A, filed April 5, 2005 (File No. 001-32470).

(2)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on May 15, 2006 (File No. 001-32470).

*	Filed herewith.