Form 10-Q
period 2009-09-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2009-11-03
CIK 1031316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.

                OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________.

Commission File Number:  001-32470

Franklin Street Properties Corp.
(Exact name of registrant as specified in its charter)

Maryland	04-3578653
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
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

YES [ X ]	NO [ ]

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

Large accelerated filer [ X ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q, Continued

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [ X ]

The number of shares of common stock outstanding as of October 30, 2009 was 79,680,705.

Franklin Street Properties Corp.

Form 10-Q

Quarterly Report
September 30, 2009

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

Franklin Street Properties Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(in thousands, except share and par value amounts)	2009	2008
Assets:
Real estate assets:
Land	$126,695	$107,153
Buildings and improvements	891,918	810,732
Fixtures and equipment	310	299
	1,018,923	918,184
Less accumulated depreciation	92,368	74,126
Real estate assets, net	926,555	844,058
Acquired real estate leases, less accumulated amortization
of $35,106 and $29,200, respectively	48,003	28,518
Investment in non-consolidated REITs	93,936	83,046
Assets held for syndication, net	-	13,254
Cash and cash equivalents	26,385	29,244
Restricted cash	331	336
Tenant rent receivables, less allowance for doubtful accounts
of $620 and $509, respectively	1,400	1,329
Straight-line rent receivable, less allowance for doubtful accounts
of $100 and $261, respectively	9,724	8,816
Prepaid expenses	3,430	2,206
Related party mortgage loan receivable	23,264	1,125
Other assets	1,452	2,406
Office computers and furniture, net of accumulated depreciation
of $1,194 and $1,108, respectively	408	281
Deferred leasing commissions, net of accumulated amortization
of $4,820, and $3,416, respectively	10,887	10,814
Total assets	$1,145,775	$1,025,433

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$91,008	$67,468
Term loan payable	75,000	75,000
Accounts payable and accrued expenses	25,351	22,297
Accrued compensation	750	1,654
Tenant security deposits	1,757	1,874
Other liabilities: derivative termination value	2,269	3,099
Acquired unfavorable real estate leases, less accumulated amortization
of $2,440, and $1,779, respectively	5,661	5,044
Total liabilities	201,796	176,436

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.0001 par value, 180,000,000 shares authorized, 79,680,705 and 70,480,705 shares issued and outstanding, respectively	8	7
Additional paid-in capital	1,003,729	889,019
Accumulated other comprehensive loss	(2,269)	(3,099)
Accumulated distributions in excess of accumulated earnings	(57,489)	(36,930)
Total stockholders’ equity	943,979	848,997
Total liabilities and stockholders’ equity	$1,145,775	$1,025,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008

Revenue:
Rental	$31,702	$27,927	$90,774	$82,283
Related party revenue:
Syndication fees	-	304	39	3,766
Transaction fees	1	300	543	3,606
Management fees and interest income from loans	370	380	1,232	1,364
Other	19	13	55	52
Total revenue	32,092	28,924	92,643	91,071

Expenses:
Real estate operating expenses	7,752	7,159	22,176	20,973
Real estate taxes and insurance	5,364	4,590	14,879	13,375
Depreciation and amortization	8,801	7,666	26,940	22,616
Selling, general and administrative	2,243	1,927	6,378	6,557
Commissions	8	208	178	2,020
Interest	1,744	1,108	4,920	3,351

Total expenses	25,912	22,658	75,471	68,892

Income before interest income, equity in earnings of
non-consolidated REITs and taxes	6,180	6,266	17,172	22,179
Interest income	16	177	88	657
Equity in earnings of non-consolidated REITs	475	679	1,710	2,167

Income before taxes	6,671	7,122	18,970	25,003
Income tax benefit	(270)	(297)	(644)	(337)

Net income	$6,941	$7,419	$19,614	$25,340

Weighted average number of shares outstanding,
basic and diluted	71,281	70,481	70,750	70,481

Net income per share, basic and diluted	$0.10	$0.11	$0.28	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income	$19,614	$25,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	27,141	22,649
Amortization of above market lease	2,544	3,376
Equity in earnings of non-consolidated REITs	(1,710)	(2,167)
Distributions from non-consolidated REITs	4,257	3,838
Increase in bad debt reserve	111	79
Changes in operating assets and liabilities:
Restricted cash	5	-
Tenant rent receivables, net	(182)	219
Straight-line rents, net	(849)	(854)
Prepaid expenses and other assets, net	(472)	(1,474)
Accounts payable, accrued expenses	4,294	3,863
Accrued compensation	(904)	88
Tenant security deposits	(117)	(51)
Payment of deferred leasing commissions	(2,202)	(2,434)
Net cash provided by operating activities	51,530	52,472
Cash flows from investing activities:
Purchase of real estate assets, office computers and furniture, capitalized merger costs and acquired real estate leases	(130,819)	(39,282)
Investment in non-consolidated REITs	(13,200)	(10)
Investment in related party mortgage loan receivable	(22,139)	(1,125)
Investment in assets held for syndication	13,017	12,235
Net cash used in investing activities	(153,141)	(28,182)
Cash flows from financing activities:
Distributions to stockholders	(40,173)	(57,089)
Proceeds from equity offering, net	115,385	-
Borrowings under bank note payable	23,540	20,368
Deferred financing costs	-	(30)
Net cash provided by (used in) financing activities	98,752	(36,751)
Net decrease in cash and cash equivalents	(2,859)	(12,461)
Cash and cash equivalents, beginning of period	29,244	46,988
Cash and cash equivalents, end of period	$26,385	$34,527

Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$-	$2,027
Accrued costs for equity offering	$674	$-
Investment in non-consolidated REITs converted to real estate assets
and acquired real estate leases in conjunction with merger	$-	$1,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008

Net income	$6,941	$7,419	$19,614	$25,340

Other comprehensive income:
Unrealized gain on derivative financial instruments	125	-	830	-
Total other comprehensive income	125	-	830	-

Comprehensive income	$7,066	$7,419	$20,444	$25,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization, Properties, Basis of Presentation, Financial Instruments and Recent Accounting Standards

Organization

Franklin Street Properties Corp. (“FSP Corp.” or the “Company”) holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC, FSP Holdings LLC and FSP Protective TRS Corp.  The Company also has a non-controlling common stock interest in thirteen corporations organized to operate as real estate investment trusts ("REITs") and a non-controlling preferred stock interest in three of those REITs.

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

The Company owns and operates a portfolio of real estate, which consisted of 32 properties as of September 30, 2009.  From time-to-time the Company may acquire real estate or invest in real estate by purchasing shares of preferred stock offered in syndications of Sponsored REITs.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

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

Properties

The following table summarizes the Company’s investment in real estate assets, excluding assets held for syndication and assets held for sale:

	As of September 30,
	2009	2008
Commercial real estate:
Number of properties	32	27
Rentable square feet	5,934,624	5,066,813

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other period.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization, Properties, Basis of Presentation, Financial Instruments and Recent Accounting Standards (continued)

Financial Instruments

The Company estimates that the carrying value of cash and cash equivalents, restricted cash, the bank note payable, term note payable and its obligation to make the Sponsored REIT Loans (as defined in Note 3 below) approximate their fair values based on their short-term maturity and floating interest rate.

Recent Accounting Standards

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement establishing the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The standard explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company has adopted this standard in accordance with GAAP.

In September 2006, the FASB issued a pronouncement that defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements that will be applied prospectively, to all other accounting pronouncements that require or permit fair value measurements. The pronouncement excludes certain leasing transactions accounted for in accounting for leases and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption did not have a material impact on the Company’s financial position, operations or cash flow.  The FASB then issued a pronouncement to defer the effective date for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.  The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued a pronouncement, which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. The pronouncement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued a pronouncement that requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued a pronouncement which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financials statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company is adhering to the requirements of this pronouncement which was effective for financial periods ending after June 15, 2009.

On June 12, 2009,  the FASB issued a pronouncement that changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning on or after November 15, 2009. The Company is currently evaluating the impact of this pronouncement on the Company’s consolidated financial statements.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.	Investment Banking/Investment Services Activity

During the nine months ended September 30, 2009, the Company sold on a best efforts basis, through private placements, preferred stock in the following Sponsored REITs:

Sponsored REIT	Property Location	Gross Proceeds (1)
		(in thousands)
FSP Grand Boulevard Corp.	Kansas City, MO	$350
FSP 385 Interlocken Development Corp.	Broomfield, CO	200
FSP Lakeside Crossing II Corp.	Maryland Heights, MO	-
	Total	$550

(1)   The syndication of FSP Grand Boulevard Corp. (“Grand Boulevard”) was completed on May 29, 2009.  The syndication of FSP 385 Interlocken Development Corp. (“385 Interlocken”), which commenced in May 2008, was not complete at September 30, 2009.  The syndication of FSP Lakeside Crossing II Corp. (“Lakeside Crossing II”), which commenced in September 2009, was not complete at September 30, 2009.

3.	Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At September 30, 2009, the Company held an interest in thirteen Sponsored REITs.  Eleven were fully syndicated and the Company no longer derives economic benefits or risks from the common stock interest that is retained in them.  The Company holds a non-controlling preferred stock investment in three of these Sponsored REITs, FSP Phoenix Tower Corp. (“Phoenix Tower”), FSP 303 East Wacker Drive Corp. (“East Wacker”) and Grand Boulevard, from which it continues to derive economic benefits and risks.  Two entities were not fully syndicated at September 30, 2009, which are 385 Interlocken and Lakeside Crossing II.

Equity in earnings of investment in non-consolidated REITs:

The following table includes equity in earnings of investments in non-consolidated REITs:

	Nine Months Ended
	September 30,
(in thousands)	2009	2008

Equity in earnings of Sponsored REITs	$141	$133
Equity in earnings of Park Ten Development	-	10
Equity in earnings of Phoenix Tower	11	18
Equity in earnings of East Wacker	1,441	2,006
Equity in earnings of Grand Boulevard	117	-
	$1,710	$2,167

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

The Company recorded distributions declared of $4,257,000 and $3,838,000 from non-consolidated REITs during the nine months ended September 30, 2009 and 2008, respectively.

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

The operating data below for 2009 includes operations of the thirteen Sponsored REITs the Company held an interest in as of September 30, 2009. The operating data for 2008 includes operations of the twelve Sponsored REITs the Company held an interest in as of September 30, 2008.

At September 30, 2009, December 31, 2008 and September 30, 2008, the Company had ownership interests in thirteen, twelve and twelve Sponsored REITs, respectively. Summarized financial information for these Sponsored REITs is as follows:

	September 30,	December 31,
(in thousands)	2009	2008

Balance Sheet Data (unaudited):
Real estate, net	$675,950	$683,218
Other assets	103,825	114,015
Total liabilities	(199,269)	(189,435)
Shareholders' equity	$580,506	$607,798

	For the Nine Months Ended
	September 30,
(in thousands)	2009	2008

Operating Data (unaudited):
Rental revenues	$71,966	$76,023
Other revenues	327	1,638
Operating and maintenance expenses	(38,178)	(40,303)
Depreciation and amortization	(18,330)	(17,805)
Interest expense	(6,225)	(7,970)
Net income	$9,560	$11,583

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.	Related Party Transactions and Investments in Non-consolidated Entities (continued)

Syndication fees and Transaction fees:

The Company provides syndication and real estate acquisition advisory services for Sponsored REITs. Syndication, development and transaction fees from non-consolidated entities amounted to approximately $581,000 and $7,372,000 for the nine months ended September 30, 2009 and 2008, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice. Asset management fee income from non-consolidated entities amounted to approximately $664,000 and $706,000 for the nine months ended September 30, 2009 and 2008, respectively.

The Company typically makes interim mortgage loans to Sponsored REITs that enable Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests. The interim mortgage loans are subsequently repaid out of offering proceeds. As of September 30, 2009, there were no interim mortgage loans outstanding. From time-to-time the Company also makes secured loans to Sponsored REITs for the purpose of funding construction costs, capital expenditures, leasing costs and for other purposes (the “Sponsored REIT Loans”). The Company is typically entitled to interest on the funds that it advances to make interim mortgage loans and the Sponsored REIT Loans.

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

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.	Related Party Transactions and Investments in Non-consolidated Entities (continued)

The following is a summary of the Sponsored REIT Loans outstanding as of September 30, 2009:

(dollars in 000's)		Maximum	Amount			Rate in
	Maturity	Amount	Drawn at	Interest	Draw	Effect at
Sponsored REIT	Date	of Loan	30-Sep-09	Rate (1)	Fee (2)	30-Sep-09

Revolving lines of credit
FSP Highland Place I Corp.	31-Dec-10	$ 5,500	$ 1,125	L+2%	n/a	2.26%
FSP Satellite Place Corp.	31-Mar-12	5,500	1,302	L+3%	0.5%	3.26%
FSP 1441 Main Street Corp.(a)	31-Mar-12	10,800	1,250	L+3%	0.5%	3.26%
FSP 505 Waterford Corp.	30-Nov-11	7,000	-	L+3%	0.5%
FSP Phoenix Tower Corp. (b)	30-Nov-11	15,000	3,600	L+3%	0.5%	3.26%

Construction loan
FSP 385 Interlocken
Development Corp. (c)	30-Apr-12	42,000	15,987	L+3%	n/a	3.26%

		$ 85,800	$ 23,264

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

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $568,000 and $658,000 for the nine months ended September 30, 2009 and 2008, respectively.

4.	Bank note payable and term note payable

As of September 30, 2009, the Company has a bank note payable, which is an unsecured revolving line of credit (the “Revolver”) for advances up to $250 million that matures on August 11, 2011, and a term note payable, which is an unsecured term loan (the “Term Loan”) of $75 million that matures in October 2011 with two one-year extensions available at the Company’s election.  The Revolver and the Term Loan are with a group of banks.

The Revolver and Term Loan include restrictions on property liens and require compliance with various financial covenants. Financial covenants include the maintenance of at least $1,500,000 in operating cash accounts, a minimum unencumbered cash and liquid investments balance and tangible net worth, limitations on permitted secured debt and compliance with various debt and operating income ratios, as defined in the loan agreement. The Company was in compliance with the Revolver and Term Loan financial covenants as of September 30, 2009 and the Revolver at September 30, 2008.

Revolver

The Company’s Revolver is an unsecured revolving line of credit with a group of banks that provides for borrowings at our election of up to $250,000,000.  The Revolver matures on August 11, 2011.  Borrowings under the Revolver bear interest at either the bank's prime rate (3.25% at September 30, 2009) or a rate equal to LIBOR plus 100 basis points (1.25% at September 30, 2009).  There were borrowings of $91,008,000 and $67,468,000 at the LIBOR plus 100 basis point rate at a weighted average rate of 1.24% and 2.39% outstanding under the Revolver at September 30, 2009 and December 31, 2008, respectively.  The weighted average interest rate on amounts outstanding during the nine months ended September 30, 2009 and 2008 was approximately 1.34% and 3.90%, respectively; and for the year ended December 31, 2008 was approximately 3.61%.

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

Term Loan

On October 15, 2008, the Company entered into a $75 million unsecured Term Loan with three banks.  Proceeds from the Term Loan were used to reduce the outstanding principal balance on the Revolver.  The Term Loan has an initial three-year term that matures on October 15, 2011.  In addition, the Company has the right to extend the Term Loan’s initial maturity date for up to two successive one-year periods, or until October 15, 2013 if both extensions are exercised.  The Term Loan has an interest rate option equal to LIBOR (subject to a 2% floor) plus 200 basis points and a requirement that the Company fix the interest rate for the initial three-year term of the Term Loan pursuant to an interest rate swap agreement which the Company did at an interest rate of 5.84% per annum.

5.	Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at September 30, 2009 and 2008.

6.	Financial Instruments: Derivatives and Hedging

On October 15, 2008, the Company fixed the interest rate for the initial three-year term of the Term Loan at 5.84% per annum pursuant to an interest rate swap agreement. The variable rate that was fixed under the interest rate swap agreement is described in Note 4.

The interest swap agreement qualifies as a cash flow hedge and has been recognized on the condensed consolidated balance sheets at fair value.  If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  The accounting for cash flow hedges may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

The following table summarizes the notional and fair value of our derivative financial instrument at September 30, 2009.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	$ 75,000	5.840%	10/2008	10/2011	$ (2,269)

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Financial Instruments: Derivatives and Hedging (continued)

On September 30, 2009, the derivative instrument was reported as an obligation at its fair value of approximately $2.3 million. This is included in other liabilities: derivative termination value on the condensed consolidated balance sheet at September 30, 2009. Offsetting adjustments are represented as deferred gains or losses in accumulated other comprehensive income of $2.3 million. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as a reduction to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that approximately $1.1 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months. We are hedging exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There is an established fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The related accounting pronouncement describes three levels of inputs that may be used to measure fair value. Financial assets and liabilities recorded on the condensed consolidated balance sheets at fair value are categorized based on the inputs to the valuation techniques as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company’s outstanding derivative follows the related accounting pronouncement, and Level 2 inputs were used to value the interest rate swap.

7.	Stockholders' Equity

As of September 30, 2009, the Company had 79,680,705 shares of common stock outstanding.

On September 23, 2009, the Company completed an underwritten public offering of 9.2 million shares of its common stock (including 1.2 million shares issued as a result of the full exercise of an overallotment option by the underwriter) at a price to the public of $13.00 per share. The proceeds from this public offering, net of underwriter discounts and offering costs, totaled approximately $114.7 million (after payment of accrued offering costs of approximately $0.7 million).

The Company declared and paid dividends as follows (in thousands, except per share amounts):

Quarter Paid	Dividends Per Share	Total Dividends

First quarter of 2009	$ 0.19	$13,391
Second quarter of 2009	$ 0.19	$13,391
Third quarter of 2009	$ 0.19	$13,391

First quarter of 2008	$ 0.31	$21,849
Second quarter of 2008	$ 0.31	$21,849
Third quarter of 2008	$ 0.19	$13,391

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Business Segments

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

The calculation of FFO by business segment for the three and nine months ended September 30, 2009 and 2008 are shown in the following tables:

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Business Segments (continued)

(in thousands)	Real Estate Operations	Investment Banking/ Investment Services	Total
Three Months Ended March 31, 2009
Net Income (loss)	$8,586	$(778)	$7,808
Equity in income of non-consolidated REITs	(792)	-	(792)
Distributions from non-consolidated REITs	1,615	-	1,615
Depreciation and amortization	8,680	27	8,707

Funds From Operations	$18,089	$(751)	$17,338

Three Months Ended June 30, 2009
Net Income (loss)	$5,212	$(347)	$4,865
Equity in income of non-consolidated REITs	(443)	-	(443)
Distributions from non-consolidated REITs	1,523	-	1,523
Acquisition costs	248	-	248
Depreciation and amortization	11,191	25	11,216

Funds From Operations	$17,731	$(322)	$17,409

Six Months Ended June 30, 2009
Net Income (loss)	$13,798	$(1,125)	$12,673
Equity in income of non-consolidated REITs	(1,235)	-	(1,235)
Distributions from non-consolidated REITs	3,138	-	3,138
Acquisition costs	248	-	248
Depreciation and amortization	19,871	52	19,923

Funds From Operations	$35,820	$(1,073)	$34,747

Three Months Ended September 30, 2009
Net Income (loss)	$7,566	$(625)	$6,941
Equity in income of non-consolidated REITs	(475)	-	(475)
Distributions from non-consolidated REITs	1,119	-	1,119
Acquisition costs	391	-	391
Depreciation and amortization	9,528	33	9,561

Funds From Operations	$18,129	$(592)	$17,537

Nine Months Ended September 30, 2009
Net Income (loss)	$21,364	$(1,750)	$19,614
Equity in income of non-consolidated REITs	(1,710)	-	(1,710)
Distributions from non-consolidated REITs	4,257	-	4,257
Acquisition costs	639	-	639
Depreciation and amortization	29,399	85	29,484

Funds From Operations	$53,949	$(1,665)	$52,284

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Business Segments (continued)

(in thousands)	Real Estate Operations	Investment Banking/ Investment Services	Total
Three Months Ended March 31, 2008
Net Income (loss)	$7,874	$(488)	$7,386
Equity in income of non-consolidated REITs	(793)	-	(793)
Distributions from non-consolidated REITs	546	-	546
Depreciation and amortization	8,464	34	8,498

Funds From Operations	$16,091	$(454)	$15,637

Three Months Ended June 30, 2008
Net Income	$7,182	$3,352	$10,534
Equity in income of non-consolidated REITs	(694)	-	(694)
Distributions from non-consolidated REITs	1,731	-	1,731
Depreciation and amortization	8,677	35	8,712

Funds From Operations	$16,896	$3,387	$20,283

Six Months Ended June 30, 2008
Net Income	$15,056	$2,864	$17,920
Equity in income of non-consolidated REITs	(1,487)	-	(1,487)
Distributions from non-consolidated REITs	2,277	-	2,277
Depreciation and amortization	17,141	69	17,210

Funds From Operations	$32,987	$2,933	$35,920

Three Months Ended September 30, 2008
Net Income (loss)	$7,672	$(253)	$7,419
Equity in losses of non-consolidated REITs	(679)	-	(679)
Distributions from non-consolidated REITs	1,561	-	1,561
Depreciation and amortization	8,747	37	8,784

Funds From Operations	$17,301	$(216)	$17,085

Nine Months Ended September 30, 2008
Net Income	$22,729	$2,611	$25,340
Equity in losses of non-consolidated REITs	(2,167)	-	(2,167)
Distributions from non-consolidated REITs	3,838	-	3,838
Depreciation and amortization	25,888	106	25,994

Funds From Operations	$50,288	$2,717	$53,005

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Business Segments (continued)

The following table is a summary of other financial information by business segment:

(in thousands)	Real Estate Operations	Investment Banking/ Investment Services	Total
Three Months Ended September 30, 2009
Revenue	$32,091	$1	$32,092
Interest income	16	-	16
Interest expense	1,744	-	1,744
Capital expenditures	1,818	23	1,841

Nine Months Ended September 30, 2009
Revenue	$92,061	$582	$92,643
Interest income	85	3	88
Interest expense	4,920	-	4,920
Investment in non-consolidated REITs	93,936	-	93,936
Capital expenditures	6,053	212	6,265

Identifiable assets as of September 30, 2009	$1,142,459	$3,316	$1,145,775

Three Months Ended September 30, 2008
Revenue	$28,320	$604	$28,924
Interest income	167	10	177
Interest expense	1,108	-	1,108
Capital expenditures	2,407	-	2,407

Nine Months Ended September 30, 2008
Revenue	$83,699	$7,372	$91,071
Interest income	629	28	657
Interest expense	3,351	-	3,351
Investment in non-consolidated REITs	83,896	-	83,896
Capital expenditures	5,874	-	5,874

Identifiable Assets as of September 30, 2008	$991,487	$5,573	$997,060

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.	Income Taxes

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT, a taxable REIT subsidiary (“TRS”) or is treated as a disregarded entity for federal income tax puposes. In the case of TRSs, the Company’s ownership of securities in all TRSs generally cannot exceed 25% (20% for taxable years beginning on or before July 30, 2008) of the value of all of the Company’s assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company’s assets. Two subsidiaries, FSP Investments LLC and FSP Protective TRS Corp., became TRSs. As a result, FSP Investments LLC (which is part of the Company’s investment banking/investment services segment) and FSP Protective TRS Corp. operate as taxable corporations under the Code and have accounted for income taxes in accordance with the related accounting pronouncement.

Income taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company’s assets and liabilities. In estimating future tax consequences, potential future events are considered except for potential changes in income tax law or in rates.

The Company’s adopted an accounting pronouncement related to uncertainty in income taxes effective January 1, 2007, which did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption. Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future. The Company’s effective tax rate was not affected by the adoption. The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2005 and thereafter.

The income tax expense reflected in the condensed consolidated statements of income relates only to the TRSs. The expense differs from the amounts computed by applying the federal statutory rate to income before taxes as follows:

	For the
	Nine Months Ended
	September 30,
(in thousands)	2009	2008

Federal income tax benefit	$(830)	$(438)
Increase (decrease) in taxes resulting from:
State income tax benefit, net of federal impact	(158)	(81)
Valuation allowance on state tax benefit	158
Revised Texas franchise tax	186	182
Income tax benefit	$(644)	$(337)

Taxes on income are a current tax expense. No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs. During the nine months ended September 30, 2009 and the year ended December 31, 2008, FSP Investments had a federal tax benefit of approximately $830,000 and $736,000, respectively, arising from losses which should be fully utilized by carrying those losses back to tax years 2006 and 2007, and carrying forward a net operating loss of approximately $1,306,000 to future years. For state tax reporting purposes, a valuation allowance of approximately $158,000 and $136,000 was recorded during the nine months ended September 30, 2009 and the three months ended December 31, 2008 to reduce the tax benefit of these losses from FSP Investments due to recent tax legislation in Massachusetts that will most likely hinder the ability to use the loss carry-forward.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.	Income Taxes (continued)

In May 2006, the State of Texas enacted a business tax (the “Revised Texas Franchise Tax”) that replaced its existing franchise tax. The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax and is accounted for in accordance with the related accounting pronouncement. The Company recorded a provision on its condensed consolidated statements of income taxes of $186,000 and $182,000 for the nine months ended September 30, 2009 and 2008, respectively.

10.	Subsequent Events

On October 16, 2009, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on November 20, 2009 to stockholders of record on October 30, 2009.

On October 7, 2009, the Company made a  $1.8 million advance under its Sponsored REIT Loan to FSP 1441 Main Street LLC and on October 21, 2009, the Company made a $3.2 million advance under its Sponsored REIT Loan to FSP 385 Interlocken LLC.

The Company has evaluated all subsequent events through November 3, 2009, the date the condensed consolidated financial statements were issued.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience significant disruptions, including increased levels of unemployment, the failure and near failure of a number of financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants. Economic conditions may be affected by numerous factors including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations. The current disruptions in the U.S. economy have affected our business and may affect real estate values, occupancy levels, property income and the propensity and the ability of investors to invest in our Sponsored REITs in the future. At this time, we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our business.

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

Real Estate Operations

Our real estate portfolio was approximately 90% leased as of September 30, 2009, down from 92% leased as of June 30, 2009. New leasing activity remains slow in most of our markets and we do not expect to see an increase in the pace of leasing until the broader economic markets stabilize and there is new job growth. Approximately 8% of the square footage in our portfolio is scheduled to expire during the remainder of 2009 and 13% is scheduled to expire during 2010. While we cannot predict when existing vacancy will be leased or if existing tenants with expiring leases will renew their leases or what the terms and conditions of the lease renewals will be, we expect to renew or sign new leases at current market rates for locations in which the buildings are located, which in many cases may be below the expiring rates.

As the economic downturn continues, we believe the potential for any of our tenants to default on its lease or to seek the protection of bankruptcy laws has increased. If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. In addition, at any time, a tenant of one of our properties may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders.

We own an office property, which we refer to as the Property, located in Glen Allen, Virginia, a suburb of Richmond that includes three buildings containing an aggregate of approximately 297,789 rentable square feet of space. Capital One Services, Inc., which we refer to as CapOne, leased 100% of the Property from us pursuant to a lease, which we refer to as the CapOne Lease, that expired on October 31, 2009. LandAmerica Financial Group, Inc., which we refer to as LandAm, sublet 100% of the Property from CapOne pursuant to a sublease that also expired on October 31, 2009. Commencing on November 1, 2009, LandAm was scheduled to directly lease 100% of the Property from us pursuant to a lease, which we refer to as the LandAm Lease, that was due to expire on October 31, 2016. On November 26, 2008, LandAm filed a voluntary motion for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division, which we refer to as the Bankruptcy Court. On June 19, 2009, LandAm filed a notice of rejection of the LandAm Lease with the Bankruptcy Court. The CapOne Lease remained in effect, and CapOne remained financially obligated to us for all payments of rent due under the CapOne Lease through October 31, 2009. As of November 3, 2009, approximately 64,000 rentable square feet of space had been leased to three different tenants at the Property. We continue to receive expressions of interest in the Property from other potential replacement tenants and continue to be optimistic that our leasing efforts will be successful. However, we cannot predict how long it will take to lease the vacant space or what the terms and conditions of any new lease or leases will be, although we would expect to sign new leases at current market rates which will likely be below the expiring rates.

Investment Banking/Investment Services

Unlike our real estate operations business, which provides a rental revenue stream which is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature. Equity raised for Sponsored REIT syndications for 2008 was $57.4 million. Equity raised for Sponsored REIT syndications for the first three quarters of 2009 was insignificant.

In August 2007, one of our Sponsored REITs, FSP Grand Boulevard Corp., purchased an office property located in Kansas City, Missouri. Permanent equity capitalization of the property was structured as a private placement preferred stock offering totaling $65 million, and was fully subscribed in the second quarter of 2009. We purchased a total of 175.5 shares of preferred stock in the Sponsored REIT at a net cost of approximately $15 million. The balance of the offering was subscribed primarily by institutions and high net worth individuals, our traditional customer base. In May 2008, one of our Sponsored REITs, FSP 385 Interlocken Development Corp., began development of an office property located in Broomfield, Colorado. Permanent equity capitalization of the property was structured as a private placement offering of preferred stock totaling $38 million, $33.5 million of which had been closed in as of September 30, 2009. The offering is ongoing as of the beginning of the fourth quarter of 2009. In September 2009, we commenced a private placement offering of preferred stock totaling $21 million, none of which had been closed in as of September 30, 2009, in a Sponsored REIT, FSP Lakeside Crossing II Corp., that is expected to own an office property in Maryland Heights, Missouri. This offering is also ongoing as of the beginning of the fourth quarter of 2009.

The slowdown in our investment banking business actually began in the third quarter of 2007 and, at this point, it remains unclear when or if a higher volume of equity investment will return. Business in this area, while always uncertain, continues to be adversely affected by the current turmoil in the financial, debt and real estate markets. Investors who have historically participated in our private placement real estate offerings have expressed concern and uncertainty about investing in this environment. Recently, however, some investors have expressed cautious interest in investing some portion of their capital in specific property situations.

In addition to difficulties in raising equity from potential real estate investors in this market, our property acquisition executives are now grappling with greater uncertainty surrounding the valuation levels for prime commercial investment real estate. We believe that the current turmoil in the debt markets, as well as perceptions about the future U.S. economy and interest rates, are producing a larger than normal divergence in the perception of value and future relative investment performance of commercial properties. While we generally believe that such an environment has the potential to produce some exceptional property acquisition opportunities, caution, perspective and disciplined underwriting standards can significantly impact the timing of any future acquisitions. Consequently, our ability to provide a regular stream of real estate investment product necessary to grow our overall investment banking/investment services business continues to remain uncertain as the fourth quarter of 2009 begins. We also continue to rely solely on our in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time (i.e., invest in a Sponsored REIT). We continue to evaluate whether our in-house sales force is capable, either through our existing client base or through new clients, of raising sufficient investment capital in Sponsored REITs to achieve future performance objectives.

The following table shows results for the three months ended September 30, 2009 and 2008:

(in thousands)
	Three months ended September 30,
Revenue:	2009	2008	Change
Rental	$31,702	$27,927	$3,775
Related party revenue:
Syndication fees	-	304	(304)
Transaction fees	1	300	(299)
Management fees and interest income from loans	370	380	(10)
Other	19	13	6
Total revenue	32,092	28,924	3,168

Expenses:
Real estate operating expenses	7,752	7,159	593
Real estate taxes and insurance	5,364	4,590	774
Depreciation and amortization	8,801	7,666	1,135
Selling, general and administrative	2,243	1,927	316
Commissions	8	208	(200)
Interest	1,744	1,108	636
Total expenses	25,912	22,658	3,254

Income before interest income, equity in earnings in non-consolidated REITs and taxes	6,180	6,266	(86)
Interest income	16	177	(161)
Equity in earnings of non-consolidated REITs	475	679	(204)

Income before taxes	6,671	7,122	(451)
Income tax expense (benefit)	(270)	(297)	27

Net income	$6,941	$7,419	$(478)

Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008:

Revenues

Total revenues increased by $3.2 million to $32.1 million for the quarter ended September 30, 2009, as compared to $28.9 million for the quarter ended September 30, 2008. The increase was primarily a result of:

o
An increase in rental revenue of approximately $3.8 million arising primarily from the acquisition of four properties, which were located in Virginia and Missouri that were acquired in December 2008, and in Virginia and Minnesota that were acquired in June 2009, and to a lesser extent, early termination fees of $0.4 million received during the three months ended September 30, 2009.

The increase was partially offset by:

o
A $0.6 million decrease in syndication fees and transaction (loan commitment) fees, which was principally a result of the decrease in gross syndication proceeds for the quarter ended September 30, 2009 compared to the same period in 2008.

Expenses

Total expenses increased by $3.3 million to $25.9 million for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008. The increase was primarily a result of:

o
An increase in real estate operating expenses and real estate taxes and insurance of approximately $1.4 million, and depreciation of $1.1 million, which were primarily from the acquisition of four properties, which were located in Virginia and Missouri that were acquired in December 2008, and in Virginia and Minnesota that were acquired in June 2009.

o
An increase in interest expense of approximately $0.6 million primarily as a result of the addition of the Term Loan, which was borrowed in October 2008; and was partially offset by lower average interest rates during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

o
An increase in general and administrative expenses of $0.3 million, which was primarily the result of acquisition costs of $0.4 million that were recorded in the three months ended September 30, 2009 related to the acquisition of a property in Virginia completed in September 2009. We had 41 and 40 employees as of September 30, 2009 and 2008, respectively, at our headquarters in Wakefield.

The increase was partially offset by:

o
A decrease in commission expense of $0.2 million, which was principally a result of the decrease in gross syndication proceeds in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Interest income

Interest income decreased $0.2 million to $16,000 during the three months ended September 30, 2009, which was primarily a result of lower average interest rates on invested funds and a lower average balance of cash and cash equivalents in 2009 compared to the same period in 2008.

Equity in earnings of non-consolidated REITs

Equity in earnings from non-consolidated REITs decreased approximately $0.2 million to $0.5 million compared to $0.7 million during the three months ended September 30, 2009 compared to the same period in 2008. The decrease was primarily due to lower equity in income of the Company’s investment in FSP 303 East Wacker Drive Corp., which we refer to as East Wacker.

Taxes on income

Taxes on income was a benefit of $0.3 million in both periods and is primarily due to a taxable loss from the investment banking and investment services business, which was principally a result of lower gross syndication proceeds during the three months ended September 30, 2009 and 2008.

Net income

Net income for the three months ended September 30, 2009 was $6.9 million compared to $7.4 million for the three months ended September 30, 2008, for the reasons described above.

The following table shows results for the nine months ended September 30, 2009 and 2008:

(in thousands)
	Nine months ended September 30,
Revenue:	2009	2008	Change
Rental	$90,774	$82,283	$8,491
Related party revenue:
Syndication fees	39	3,766	(3,727)
Transaction fees	543	3,606	(3,063)
Management fees and interest income from loans	1,232	1,364	(132)
Other	55	52	3
Total revenue	92,643	91,071	1,572

Expenses:
Real estate operating expenses	22,176	20,973	1,203
Real estate taxes and insurance	14,879	13,375	1,504
Depreciation and amortization	26,940	22,616	4,324
Selling, general and administrative	6,378	6,557	(179)
Commissions	178	2,020	(1,842)
Interest	4,920	3,351	1,569
Total expenses	75,471	68,892	6,579

Income before interest income, equity in earnings (losses) in non-consolidated REITs and taxes	17,172	22,179	(5,007)
Interest income	88	657	(569)
Equity in earnings in non-consolidated REITs	1,710	2,167	(457)

Income before taxes	18,970	25,003	(6,033)
Income tax benefit	(644)	(337)	(307)

Net income	$19,614	$25,340	$(5,726)

Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008:

Revenues

Total revenue increased by $1.6 million to $92.6 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase was primarily a result of:

o
An increase to rental revenue of approximately $8.5 million arising primarily from the acquisition of a property in Texas in May 2008, the acquisition of two properties located in Virginia and Missouri in December 2008, and the acquisition of two properties located in Virginia and Minnesota that were acquired in June 2009, and early termination fees of $0.8 million received during the nine months ended September 30, 2009.

This increase was partially offset by:

o
A $6.8 million decrease in syndication fees and transaction (loan commitment) fees, which was principally a result of the decrease in gross syndication proceeds for the nine months ended September 30, 2009 compared to the same period in 2008.

o
A decrease in loan interest income of approximately $0.1 million, which was principally a result of lower interest rates charged during the nine months ended September 30, 2009 as compared the nine months ended September 30, 2008, from which interest income is derived. Interest rates charged are primarily based on our borrowing costs, which are at floating rates and were also lower during the periods in 2009 than 2008.

Expenses

Total expenses increased by approximately $6.6 million to $75.5 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase was primarily a result of:

o
An increase in real estate operating expenses and real estate taxes and insurance of approximately $2.7 million, and depreciation and amortization of $4.3 million, which were primarily from the acquisition of a property in Texas in May 2008, the acquisition of two properties located in Virginia and Missouri in December 2008, and the acquisition of two properties located in Virginia and Minnesota that were acquired in June 2009.

o
An increase in interest expense of approximately $1.6 million primarily as a result of the addition of the Term Loan, which was borrowed in October 2008; and was partially offset by lower average interest rates during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

These increases were partially offset by:

o
A decrease in general and administrative expenses of $0.2 million, which was primarily the result of a net decrease in discretionary and other compensation costs of $0.7 million, which was partially offset by an increase from acquisition costs of $0.6 million that were recorded in the nine months ended September 30, 2009 related to the acquisition of two properties in June 2009 and the acquisition of a property in September 2009. We had 41 and 40 employees as of September 30, 2009 and 2008, respectively, at our headquarters in Wakefield.

o
A decrease in commission expense of $1.8 million, which was principally a result of the decrease in gross syndication proceeds in the nine months ended September 30, 2009 compared to the same period in 2008.

Interest income

Interest income decreased $0.6 million to $0.1 million during the nine months ended September 30, 2009, which was primarily a result of lower average interest rates on invested funds and lower average balances of cash and cash equivalents in 2009 compared to the same period in 2008.

Equity in earnings of non-consolidated REITs

Equity in earnings from non-consolidated REITs decreased approximately $0.5 million to $1.7 million, which was principally a result of our preferred stock investment in East Wacker during the nine months ended September 30, 2009 compared to the same period of 2008.

Taxes on income

Taxes on income decreased approximately $0.3 million to a credit of $0.6 million during the nine months ended September 30, 2009 compared to the same period of 2008. The decrease was primarily due to a lower taxable income from the investment banking and investment services business in the 2009 period compared to 2008.

Net income

Net income for the nine months ended September 30, 2009 was $19.6 million compared to $25.3 million for the nine months ended September 30, 2008, for the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $26.4 million and $29.2 million at September 30, 2009 and December 31, 2008, respectively. This decrease of $2.8 million is attributable to $51.5 million provided by operating activities less $153.1 million used by investing activities plus $98.8 million provided by financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations, cash anticipated to be generated by the sale of preferred stock in future Sponsored REITs and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly formed Sponsored REITs. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of interest on the part of investors in purchasing shares of Sponsored REITs and the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $51.5 million is primarily attributable to net income of $19.6 million, plus the add-back of $27.2 million of non-cash activities, $4.3 million of distributions from non-consolidated REITs, an increase in accounts payable and accrued liabilities of approximately $3.4 million. These increases were partially offset by increases in tenant rent receivables of $0.2 million, prepaid and other assets of $0.5 million, decreases in security deposits of $0.1 million and payment of leasing commissions of $2.2 million.

Investing Activities

Our cash used for investing activities for the nine months ended September 30, 2009 of $153.1 million is primarily attributable to additions to real estate investments and office equipment of approximately $130.8 million and secured loans made to Sponsored REITs of approximately $22.1 million and an investment in preferred shares of a Sponsored REIT of $13.2 million, which were partially offset by a decrease in assets held for syndication of $13.0 million.

Financing Activities

Our cash provided by financing activities for the nine months ended September 30, 2009 of $98.8 million is primarily attributable to net proceeds from an equity offering of $115.4 million (before payment of accrued offering costs of approximately $0.7 million), net borrowings under our Revolver of $23.5 million and was partially offset by distributions paid to shareholders of $40.2 million.

Revolver

The Revolver is with a group of banks for borrowings at our election of up to $250,000,000 and matures on August 11, 2011. Borrowings under the Revolver bear interest at either the bank's prime rate (3.25% at September 30, 2009) or a rate equal to LIBOR plus 100 basis points (1.25% at September 30, 2009). There were borrowings of $91,008,000 and $67,468,000 at the LIBOR plus 100 basis point rate at a weighted average rate of 1.24% and 2.39% outstanding under the Revolver at September 30, 2009 and December 31, 2008, respectively. The weighted average interest rate on amounts outstanding during the nine months ended September 30, 2009 and 2008 was approximately 1.34% and 3.90%, respectively; and for the year ended December 31, 2008 was approximately 3.61%. As of September 30, 2009, we were in compliance with all bank covenants under the Revolver.

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

Term Loan

On October 15, 2008, we closed on a $75,000,000 unsecured term loan facility with three banks. Proceeds from the Term Loan were used to reduce the outstanding principal balance on the Revolver. The Term Loan has an initial three-year term that matures on October 15, 2011. In addition, we have the right to extend the initial maturity date for up to two successive one-year periods, or until October 15, 2013 if both extensions are exercised. We fixed the interest rate for the initial three-year term of the Term Loan at 5.84% per annum pursuant to an interest rate swap agreement. As of September 30, 2009, we were in compliance with all bank covenants under the Term Loan.

Equity Securities

On September 23, 2009, we completed an underwritten public offering of 9.2 million shares of our common stock (including 1.2 million shares issued as a result of the full exercise of an overallotment option by the underwriter) at a price to the public of $13.00 per share. The proceeds from this public offering, net of underwriter discounts and offering costs, totaled approximately $114.7 million. We used approximately $74.6 million of the net proceeds of the offering to repay outstanding borrowings under our $250 million Revolver, including an aggregate of approximately $51.6 million drawn down in June 2009 for the acquisition of properties in Eden Prairie, Minnesota and Chantilly, Virginia. FSP Corp. We used the remainder of the net proceeds to fund a portion of the purchase price of a property in Falls Church, Virginia in September 2009.

As of September 30, 2009, we have an automatic shelf registration statement on Form S-3 on file with the SEC relating to the offer and sale, from time to time, of an indeterminate amount of our common stock. From time to time, we expect to issue additional shares of our common stock under our automatic shelf registration statement or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage. As of September 30, 2009, we were committed to fund up to $85.8 million to six Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $23.3 million has been drawn and is outstanding. We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long-term financings of the underlying properties, cash flows from the underlying properties or capital events.

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Assets Held for Syndication

As of September 30, 2009, we had no assets held for syndication. As of December 31, 2008, we had one asset held for syndication, a property in Kansas City, Missouri, which was completed on May 29, 2009.

Related Party Transactions

On May 15, 2008, we acquired Park Ten Development by merger for a total purchase price of approximately $35.4 million. The acquisition was effected by merging a wholly owned acquisition subsidiary of the Company with and into Park Ten Development. The holders of preferred stock in Park Ten Development received cash consideration of approximately $127,290 per share.

In September 2009, we commenced the syndication of FSP Lakeside Crossing II Corp., which is still in process as of September 30, 2009. In May 2008, we commenced the syndication of FSP 385 Interlocken Development Corp., which is still in process as of September 30, 2009. During 2007, we commenced the syndication of FSP Grand Boulevard Corp., which was completed May 29, 2009. As part of this syndication, we purchased the final 175.5 preferred shares of its preferred stock for approximately $15 million on May 29, 2009, representing approximately a 27.0% interest.

We typically make interim mortgage loans to Sponsored REITs that enable Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests. The interim mortgage loans are subsequently repaid out of offering proceeds. As of September 30, 2009, there were no interim mortgage loans outstanding. From time-to-time we also make secured loans to Sponsored REITs for the purpose of funding construction costs, capital expenditures, leasing costs and for other purposes, which we refer to as the Sponsored REIT Loans. We are typically entitled to interest on the funds that we advance to make interim mortgage loans and the Sponsored REIT Loans.

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

The following is a summary of the Sponsored REIT Loans outstanding as of September 30, 2009:

(dollars in 000's)		Maximum	Amount			Rate in
	Maturity	Amount	Drawn at	Interest	Draw	Effect at
Sponsored REIT	Date	of Loan	30-Sep-09	Rate (1)	Fee (2)	30-Sep-09

Revolving lines of credit
FSP Highland Place I Corp.	31-Dec-10	$ 5,500	$ 1,125	L+2%	n/a	2.26%
FSP Satellite Place Corp.	31-Mar-12	5,500	1,302	L+3%	0.5%	3.26%
FSP 1441 Main Street Corp.(a)	31-Mar-12	10,800	1,250	L+3%	0.5%	3.26%
FSP 505 Waterford Corp.	30-Nov-11	7,000	-	L+3%	0.5%
FSP Phoenix Tower Corp. (b)	30-Nov-11	15,000	3,600	L+3%	0.5%	3.26%

Construction loan
FSP 385 Interlocken
Development Corp. (c)	30-Apr-12	42,000	15,987	L+3%	n/a	3.26%

		$ 85,800	$ 23,264

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

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the three and nine months ended September 30, 2009 and 2008, the rental income exceeded the expenses for each individual property, with the exception of our property located at Federal Way, Washington and expenses exceeded income for the three months ended September 30, 2009 at our property located at Southfield, Michigan.

Our property located in Federal Way, Washington had a single tenant lease, which expired September 14, 2006. During 2007 and 2008, we signed leases with three tenants and in May 2009 with another tenant for an aggregate total of approximately 16% of the space, which generated rental income of $87,000 and $246,000 for the three and nine months ended September 30, 2009, and had operating expenses of $130,000 and $400,000 for the three and nine months ended September 30, 2009, respectively. The 2007 and 2008 leases generated rental income of $69,000 and $260,000 for the three and nine months ended September 30, 2008, and had operating expenses of $156,000 and $444,000 for the three and nine months ended September 30, 2008, respectively. We expect the property will not produce revenue to cover its expenses in the fourth quarter of 2009.

Our property located in Southfield, Michigan with approximately 215,000 square feet of rentable space had a lease with a tenant for approximately 138,000 square feet of space that expired on July 31, 2009. The tenant re-leased approximately 83,000 square feet and vacated approximately 55,000 square feet. On September 15, 2009, a lease with a different tenant at the property expired and approximately 17,000 square feet of space was vacated. As a result, for the three months ended September 30, 2009, the leases in place generated rental income of $526,000 and operating expenses of $630,000. We expect the property will not produce revenue to cover its expenses in the fourth quarter of 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. As of September 30, 2009 and December 31, 2008, if market rates on borrowings under our Revolver increased by 10% at maturity, or approximately 12 and 24 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.1 million and $0.2 million annually. The interest rate on our Revolver as of September 30, 2009 was LIBOR plus 100 basis points. We do not believe that the interest rate risk represented by borrowings under our Revolver is material as of September 30, 2009.

Our Term Loan of $75 million bears interest at a variable rate of LIBOR plus 200 basis points, with a 2% floor on LIBOR, which was fixed at 5.84% per annum for its initial three year term with an interest rate swap agreement, and therefore, the fair value of this instrument is affected by changes in market interest rates. We believe that we have mitigated interest rate risk with respect to the Term Loan through the interest rate swap agreement for the initial three year term of the loan. This interest rate swap agreement was our only derivative instrument as of September 30, 2009.

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

The table below lists our derivative instrument, which is hedging variable cash flows related to interest on our Term Loan as of September 30, 2009 (in thousands):

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	$ 75,000	5.840%	10/2008	10/2011	$ (2,269)

Our Term Loan hedging transaction used a derivative instrument that involves certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparty to our derivative arrangement is RBS Citizens, N.A., which has a Moody’s rating of A2. As a result, we do not anticipate that the counterparty will fail to meet its obligations. However, there can be no assurance that we will be able to adequately protect against the foregoing risks or that we will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

The Revolver matures in August 2011 and has a variable rate of interest. Upon maturity, our future income, cash flows and fair values relevant to financial instruments will be dependent upon the balance then outstanding and prevalent market interest rates.

We borrow from time-to-time under the Revolver. These borrowings bear interest at the bank’s base rate (3.25% at September 30, 2009) or a 30-day LIBOR plus 100 basis points (1.25% at September 30, 2009), as elected by us when requesting funds. Generally the borrowings are for 30-day LIBOR plus 100 basis points. There were borrowings totaling $91,008,000 and $67,468,000 in the aggregate at the 30-day LIBOR plus 100 basis point rate, representing a weighted average rate of 1.24% and 2.39% outstanding under the Revolver at September 30, 2009 and December 31, 2008, respectively. We have drawn on the Revolver, and intend to draw on the Revolver in the future for a variety of corporate purposes, including the funding of interim mortgage loans to Sponsored REITs and the acquisition of properties that we acquire directly for our portfolio. Generally interim mortgage loans bear interest at the same variable rate payable by us under our line of credit. As of September 30, 2009, there were no interim mortgage loans outstanding. We also may draw on the Revolver to fund our Sponsored REIT Loans. Information about our Sponsored REIT Loans as of September 30, 2009 is incorporated herein by reference to “Part I. - Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sponsored REIT Loans”.

The following table presents as of September 30, 2009 our contractual variable rate borrowings under our Revolver, which matures on August 11, 2011, and under our Term Loan, which matures on October 15, 2011. Under the Term Loan we have the right to extend the initial maturity date for up to two successive one-year periods, or until October 15, 2013 if both extensions are exercised

	Payment due by period
	(in thousands)
	Total	2009	2010	2011	2012	2013	2014
Revolver (1)	$ 91,008	$ -	$ -	$ 91,008	$ -	$ -	$ -
Term Loan	75,000	-	150	74,850	-	-	-
Total	$ 166,008	$ -	$ 150	$ 165,858	$ -	$ -	$ -

(1) The Revolver maturity is in 2011, however borrowings made thereunder are with 30-Day LIBOR advances, which are due or can be renewed at maturity.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, except (i) for the update set forth below and (ii) to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors. In addition to the update below and the other information set forth in this report, you should carefully consider the risk factors discussed in the Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Further issuances of equity securities may be dilutive to current stockholders.

The interests of our existing stockholders could be diluted if additional equity securities are issued to finance future acquisitions, repay indebtedness or to fund other general corporate purposes. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Public Offering of Common Stock

On September 23, 2009, Franklin Street Properties Corp., or FSP Corp., completed an underwritten public offering of 9.2 million shares of its common stock (including 1.2 million shares issued as a result of the full exercise of an overallotment option by the underwriter) at a price to the public of $13.00 per share, or an aggregate offering price of $119.6 million. The offer and sales of the shares in the offering were registered under the Securities Act of 1933 pursuant to an automatic shelf registration statement on Form S-3 (File No. 333-158898), which became effective upon its filing with the Securities and Exchange Commission on April 29, 2009 and which registered an indeterminate amount of common stock. The offering commenced on September 17, 2009 and did not terminate before all of the securities offered were sold. Robert W. Baird & Co. Incorporated acted as sole book-running manager of the offering.

FSP Corp. raised approximately $114.7 million in the offering, after deducting underwriting discounts and commissions of $3.6 million and other estimated offering costs of $1.3 million. No payments were made by FSP Corp. to its directors, officers or persons owning ten percent or more of its common stock or to their associates, or to FSP Corp.’s affiliates. FSP Corp. used approximately $74.6 million of the net proceeds of the offering to repay outstanding borrowings under its $250 million unsecured revolving line of credit, including an aggregate of approximately $51.6 million drawn down in June 2009 for the acquisition of properties in Eden Prairie, Minnesota and Chantilly, Virginia. FSP Corp. used the remaining proceeds to fund a portion of the purchase price of a property in Falls Church, Virginia in September 2009.

Issuer Purchases of Equity Securities

The following table provides information about purchases by Franklin Street Properties Corp. during the quarter ended September 30, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1) (2)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1) (2)
07/01/09-07/31/09	0	N/A	0	$31,240,465
08/01/09-08/31/09	0	N/A	0	$31,240,465
09/01/09-09/30/09	0	N/A	0	$31,240,465
Total:	0	N/A	0	$31,240,465

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

(2) On October 28, 2005, FSP Corp. announced that the Board of Directors of FSP Corp. had authorized the repurchase of up to $35 million of the Company’s common stock from time to time in the open market or in privately negotiated transactions. On September 10, 2007, FSP Corp. announced that the Board of Directors of FSP Corp. had authorized certain modifications to this common stock repurchase plan. The Board of Directors increased the repurchase authorization to up to $50 million of the Company’s common stock (inclusive of all repurchases previously made under the plan). The repurchase authorization expired on November 1, 2009.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: November 3, 2009	/s/ George J. Carter George J. Carter	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 3, 2009	/s/ John G. Demeritt John G. Demeritt	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

10.1 (3)	Underwriting Agreement dated September 17, 2009 by and between FSP Corp. and Robert W. Baird & Co. Incorporated.

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to FSP Corp.’s Form 8-A, filed on April 5, 2005 (File No. 001-32470).

(2)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on May 15, 2006 (File No. 001-32470).

(3)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on September 23, 2009 (File No. 001-32470).

*	Filed herewith.