Form 10-Q
period 2010-03-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2010-05-04
CIK 1031316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.

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

YES     |_|                      NO     |_|

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

YES     |_|                      NO     |X|

The number of shares of common stock outstanding as of April 30, 2010 was 79,680,705.

Franklin Street Properties Corp.

Form 10-Q

Quarterly Report
March 31, 2010

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

Franklin Street Properties Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(in thousands, except share and par value amounts)	2010	2009
Assets:
Real estate assets:
Land	$126,447	$126,447
Buildings and improvements	895,671	894,012
Fixtures and equipment	354	328
	1,022,472	1,020,787
Less accumulated depreciation	105,517	98,954
Real estate assets, net	916,955	921,833
Acquired real estate leases, less accumulated amortization
of $35,636 and $34,592, respectively	41,783	44,757
Investment in non-consolidated REITs	91,787	92,910
Assets held for syndication, net	2,791	4,827
Cash and cash equivalents	22,815	27,404
Restricted cash	50	334
Tenant rent receivables, less allowance for doubtful accounts
of $1,000 and $620, respectively	1,385	1,782
Straight-line rent receivable, less allowance for doubtful accounts
of $100 and $100, respectively	14,215	10,754
Prepaid expenses	2,236	2,594
Related party mortgage loan receivable	41,325	36,535
Other assets	870	844
Office computers and furniture, net of accumulated depreciation
of $1,267 and $1,233, respectively	350	384
Deferred leasing commissions, net of accumulated amortization
of $5,350, and $4,995, respectively	15,752	10,808
Total assets	$1,152,314	$1,155,766

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$119,968	$109,008
Term loan payable	75,000	75,000
Accounts payable and accrued expenses	20,467	23,787
Accrued compensation	274	1,416
Tenant security deposits	1,696	1,808
Other liabilities: derivative termination value	1,995	2,076
Acquired unfavorable real estate leases, less accumulated amortization of $2,698, and $2,492, respectively	5,137	5,397
Total liabilities	224,537	218,492

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.0001 par value, 180,000,000 shares authorized, 79,680,705 and 79,680,705 shares issued and outstanding, respectively	8	8
Additional paid-in capital	1,003,712	1,003,713
Accumulated other comprehensive loss	(1,995)	(2,076)
Accumulated distributions in excess of accumulated earnings	(73,948)	(64,371)
Total stockholders’ equity	927,777	937,274
Total liabilities and stockholders’ equity	$1,152,314	$1,155,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2010	2009

Revenue:
Rental	$30,799	$29,818
Related party revenue:
Syndication fees	121	10
Transaction fees	146	28
Management fees and interest income from loans	533	545
Other	9	18
Total revenue	31,608	30,419

Expenses:
Real estate operating expenses	7,973	7,280
Real estate taxes and insurance	5,246	4,829
Depreciation and amortization	9,219	7,914
Selling, general and administrative	2,171	2,008
Commissions	114	130
Interest	1,652	1,577

Total expenses	26,375	23,738

Income before interest income, equity in earnings of
non-consolidated REITs and taxes	5,233	6,681
Interest income	8	36
Equity in earnings of non-consolidated REITs	253	792

Income before taxes on income	5,494	7,509
Taxes on income	(68)	(299)

Net income	$5,562	$7,808

Weighted average number of shares outstanding,
basic and diluted	79,681	70,481

Net income per share, basic and diluted	$0.07	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$5,562	$7,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9,284	7,981
Amortization of above market lease	716	793
Equity in earnings of non-consolidated REITs	(253)	(792)
Distributions from non-consolidated REITs	1,407	1,615
Increase in bad debt reserve	380	86
Changes in operating assets and liabilities:
Restricted cash	284	-
Tenant rent receivables, net	17	159
Straight-line rents, net	(1,020)	(374)
Prepaid expenses and other assets, net	265	(171)
Accounts payable and accrued expenses	(3,917)	(3,154)
Accrued compensation	(1,142)	(1,404)
Tenant security deposits	(112)	(79)
Payment of deferred leasing commissions	(5,566)	(162)
Net cash provided by operating activities	5,905	12,306
Cash flows from investing activities:
Purchase of real estate assets, office computers and furniture	(3,529)	(3,295)
Changes in deposits on real estate assets	-	1,300
Investment in related party mortgage loan receivable	(4,790)	(3,600)
Investment in assets held for syndication, net	2,005	86
Net cash used in investing activities	(6,314)	(5,509)
Cash flows from financing activities:
Distributions to stockholders	(15,139)	(13,391)
Proceeds from equity offering, net	(1)	-
Borrowings under bank note payable	10,960	5,000
Net cash used in financing activities	(4,180)	(8,391)
Net decrease in cash and cash equivalents	(4,589)	(1,594)
Cash and cash equivalents, beginning of period	27,404	29,244
Cash and cash equivalents, end of period	$22,815	$27,650

Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$2,533	$1,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Condensed Consolidated Statements of Other Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2010	2009

Net income	$5,562	$7,808

Other comprehensive income:
Unrealized gain on derivative financial instruments	81	19
Total other comprehensive income	81	19

Comprehensive income	$5,643	$7,827

The accompanying notes are an integral part of these condensed consolidated financial statements
.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization, Properties, Basis of Presentation, Financial Instruments and Recent Accounting Standards

Organization

Franklin Street Properties Corp. (“FSP Corp.” or the “Company”) holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC, FSP Holdings LLC and FSP Protective TRS Corp. The Company also has a non-controlling common stock interest in fourteen corporations organized to operate as real estate investment trusts ("REITs") and a non-controlling preferred stock interest in three of those REITs.

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

The Company owns and operates a portfolio of real estate, which consisted of 32 properties as of March 31, 2010. From time-to-time, the Company may acquire real estate or invest in real estate by purchasing shares of preferred stock offered in syndications of Sponsored REITs. The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

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

Properties

The following table summarizes the Company’s investment in real estate assets, excluding assets held for syndication and assets held for sale:

	As of March 31,
	2010	2009
Commercial real estate:
Number of properties	32	29
Rentable square feet	5,942,299	5,417,515

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company include all the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other period.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization, Properties, Basis of Presentation, Financial Instruments and Recent Accounting Standards (continued)

Financial Instruments

The Company estimates that the carrying value of cash and cash equivalents, restricted cash, tenant rent receivables, the bank note payable, term note payable, accounts payable and its obligation to make the Sponsored REIT Loans (as defined in Note 3 below) approximate their fair values based on their short-term maturity and floating interest rate.

Recent Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financials statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company is adhering to the requirements of this pronouncement which was effective for financial periods ending after June 15, 2009.

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

2.         Investment Banking/Investment Services Activity

During the three months ended March 31, 2010, the Company sold on a best efforts basis, through private placements, preferred stock in the following Sponsored REITs:

Sponsored REIT	Property Location	Gross Proceeds (1)
(in thousands)
FSP 385 Interlocken Development Corp.	Broomfield, CO	$ -
FSP Centre Pointe V Corp.	West Chester, OH	2,075
	Total	$ 2,075

(1)   The syndication of FSP 385 Interlocken Development Corp. (“385 Interlocken”), which commenced in May 2008,  and the syndication of FSP Centre Pointe V Corp. (“Centre Pointe V”), which commenced in December 2009, were not complete at March 31, 2010.

3.	Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At March 31, 2010, the Company held an interest in 14 Sponsored REITs. Twelve were fully syndicated and the Company no longer derives economic benefits or risks from the common stock interest that is retained in them. Two entities were not fully syndicated at March 31, 2010, which are 385 Interlocken and Centre Pointe V. The Company holds a non-controlling preferred stock investment in three of these Sponsored REITs, FSP Phoenix Tower Corp. (“Phoenix Tower”), FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.	Related Party Transactions and Investments in Non-consolidated Entities (continued)

Equity in earnings of investment in non-consolidated REITs:

The following table includes equity in earnings of investments in non-consolidated REITs:

	Three Months Ended
	March 31,
(in thousands)	2010	2009

Equity in earnings of Sponsored REITs	$60	$74
Equity in earnings (losses) of Phoenix Tower	14	(2)
Equity in earnings of East Wacker	116	720
Equity in earnings of Grand Boulevard	63	-
	$253	$792

Equity in earnings (losses) of investments in Sponsored REITs is derived from the Company’s share of income (loss) following the commencement of syndication of Sponsored REITs. Following the commencement of syndication the Company exercises influence over, but does not control these entities, and investments are accounted for using the equity method.

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

The Company recorded distributions declared of $1,407,000 and $1,615,000 from non-consolidated REITs during the three months ended March 31, 2010 and 2009, respectively.

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

The operating data below for 2010 includes operations of the 14 Sponsored REITs the Company held an interest in as of March 31, 2010. The operating data for 2009 includes operations of the 12 Sponsored REITs the Company held an interest in as of March 31, 2009.

At March 31, 2010, December 31, 2009 and March 31, 2009, the Company had ownership interests in 14, 14 and 12 Sponsored REITs, respectively. Summarized financial information for these Sponsored REITs is as follows:

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.	Related Party Transactions and Investments in Non-consolidated Entities (continued)

	March 31,	December 31,
(in thousands)	2010	2009

Balance Sheet Data (unaudited):
Real estate, net	$721,789	$724,517
Other assets	98,139	104,199
Total liabilities	(211,420)	(216,102)
Shareholders' equity	$608,508	$612,614

	For the Three Months Ended
	March 31,
(in thousands)	2010	2009

Operating Data (unaudited):
Rental revenues	$23,467	$25,571
Other revenues	48	146
Operating and maintenance expenses	(12,984)	(13,094)
Depreciation and amortization	(6,153)	(6,096)
Interest expense	(2,211)	(2,296)
Net income	$2,167	$4,231

Syndication fees and Transaction fees:

The Company provides syndication and real estate acquisition advisory services for Sponsored REITs. Syndication, development and transaction fees from non-consolidated entities amounted to approximately $267,000 and $38,000 for the three months ended March 31, 2010 and 2009, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice. Asset management fee income from non-consolidated entities amounted to approximately $202,000 and $233,000 for the three months ended March 31, 2010 and 2009, respectively.

The Company typically makes an acquisition loan (“Acquisition Loans”) to each Sponsored REIT which is secured by a mortgage on the borrower’s real estate. These loans enable Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests. The Company anticipates that each Acquisition Loan will be repaid at maturity or earlier from the proceeds of the Sponsored REIT’s equity offering. Each Acquisition Loan has a term of two years and bears interest at the same rate paid by FSP Corp. for borrowings under the Revolver. The Company had one Acquisition Loan outstanding for the syndication of FSP Centre Pointe V Corp. as of March 31, 2010 and December 31, 2009. Acquisition Loans are classified as assets held for syndication.

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

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.	Related Party Transactions and Investments in Non-consolidated Entities (continued)

The following is a summary of the Sponsored REIT Loans outstanding as of March 31, 2010:

(dollars in 000's)		Maximum	Amount			Rate in
	Maturity	Amount	Drawn at	Interest	Draw	Effect at
Sponsored REIT	Date	of Loan	31-Mar-10	Rate (1)	Fee (2)	31-Mar-10

Revolving lines of credit
FSP Highland Place I Corp.	31-Dec-10	$ 5,500	$ 1,125	L+2%	n/a	2.23%
FSP Satellite Place Corp.	31-Mar-12	5,500	4,852	L+3%	0.5%	3.23%
FSP 1441 Main Street Corp.(a)	31-Mar-12	10,800	5,000	L+3%	0.5%	3.23%
FSP 505 Waterford Corp.	30-Nov-11	7,000	-	L+3%	0.5%
FSP Phoenix Tower Corp. (b)	30-Nov-11	15,000	3,600	L+3%	0.5%	3.23%

Construction loan
FSP 385 Interlocken
Development Corp. (c) (d)	30-Apr-12	42,000	26,748	L+3%	n/a	3.23%

		$ 85,800	$ 41,325

(1) The interest rate is 30-Day LIBOR rate plus the additional rate indicated.
(2) The draw fee is a percentage of each new advance, and is paid at the time of each new draw.

(a) The Borrower is FSP 1441 Main Street LLC, a wholly-owned subsidiary.
(b) The Borrower is FSP Phoenix Tower Limited Partnership, a wholly-owned subsidiary.
(c) The Borrower is FSP 385 Interlocken LLC, a wholly-owned subsidiary.
(d) The borrower paid a commitment fee of $210,000 at loan origination in March 2009.

The Company recognized interest income and fees from the Aquisition Loans and Sponsored REIT Loans of approximately $331,000 and $312,000 for the three months ended March 31, 2010 and 2009, respectively.

4.	Bank note payable and term note payable

As of March 31, 2010, the Company has a bank note payable, which is an unsecured revolving line of credit (the “Revolver”) for advances up to $250 million that matures on August 11, 2011, and a term note payable, which is an unsecured term loan (the “Term Loan”) of $75 million that matures in October 2011 with two one-year extensions available at the Company’s election. The Revolver and the Term Loan are with a group of banks.

The Revolver and Term Loan include restrictions on property liens and require compliance with various financial covenants. Financial covenants include the maintenance of at least $1.5 million in operating cash accounts, a minimum unencumbered cash and liquid investments balance and tangible net worth, limitations on permitted secured debt and compliance with various debt and operating income ratios, as defined in the loan agreement. The Company was in compliance with the Revolver and Term Loan financial covenants as of March 31, 2010 and December 31, 2009, respectively.

Revolver

The Company’s Revolver is an unsecured revolving line of credit with a group of banks that provides for borrowings at our election of up to $250 million. The Revolver matures on August 11, 2011. Borrowings under the Revolver bear interest at either the bank's prime rate (3.25% at March 31, 2010) or a rate equal to LIBOR plus 100 basis points (1.25% at March 31, 2010). There were borrowings of $119,968,000 and $109,008,000 at the LIBOR plus 100 basis point rate at a weighted average rate of 1.23% and 1.34% outstanding under the Revolver at March 31, 2010 and December 31, 2009, respectively. The weighted average interest rate

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.	Bank note payable and term note payable (continued)

on amounts outstanding during the three months ended March 31, 2010 and 2009 was approximately 1.23% and 1.53%, respectively; and for the year ended December 31, 2009 was approximately 1.34%.

The Company has drawn on the Revolver and intends to draw on the Revolver in the future for a variety of corporate purposes, including the funding of mortgage loans to Sponsored REITs and the acquisition of properties that it acquires directly for its portfolio. The Company typically causes mortgage loans to Sponsored REITs to be secured by a first mortgage against the real property owned by the Sponsored REIT. The Company makes these loans to enable a Sponsored REIT to acquire real property prior to the consummation of the offering of its equity interests, and the loan is repaid out of the offering proceeds. The Company also may make secured loans to Sponsored REITs for the purpose of funding capital expenditures, costs of leasing or for other purposes which would be repaid from long-term financing of the property, cash flows from the property or a capital event.

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

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at March 31, 2010 and 2009.

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

The following table summarizes the notional and fair value of our derivative financial instrument at March 31, 2010. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	$ 75,000	5.840%	10/2008	10/2011	$ (1,995)

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Financial Instruments: Derivatives and Hedging (continued)

On March 31, 2010, the derivative instrument was reported as an obligation at its fair value of approximately $2.0 million. This is included in other liabilities: derivative termination value on the condensed consolidated balance sheet at March 31, 2010. Offsetting adjustments are represented as deferred gains or losses in accumulated other comprehensive income of $2.0 million. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that approximately $1.3 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months. We are hedging exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

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

7.	Stockholders’ Equity

As of March 31, 2010, the Company had 79,680,705 shares of common stock outstanding.

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

The Company declared and paid dividends as follows (in thousands, except per share amounts):

Quarter Paid	Dividends Per Share	Total Dividends

First quarter of 2010	$ 0.19	$ 15,139

First quarter of 2009	$ 0.19	$ 13,391

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Business Segments

The Company operates in two business segments: real estate operations (including real estate leasing, making interim acquisition loans and other financing and asset/property management) including discontinued operations and investment banking/investment services (including real estate acquisition, development and broker/dealer services). The Company has identified these segments because this information is the basis upon which management makes decisions regarding resource allocation and performance assessment. The accounting policies of the reportable segments are the same as those described in “Significant Accounting Policies” in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009. The Company’s operations are located in the United States of America.

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

The calculation of FFO by business segment for the three months ended March 31, 2010 and 2009 are shown in the following table:

(in thousands)	Real Estate Operations	Investment Banking/ Investment Services	Total
Three Months Ended March 31, 2010
Net income (loss)	$6,041	$(479)	$5,562
Equity in income of non-consolidated REITs	(253)	-	(253)
Distributions from non-consolidated REITs	1,407	-	1,407
Depreciation and amortization	9,901	33	9,934

Funds From Operations	$17,096	$(446)	$16,650

Three Months Ended March 31, 2009
Net income (loss)	$8,586	$(778)	$7,808
Equity in income of non-consolidated REITs	(792)	-	(792)
Distributions from non-consolidated REITs	1,615	-	1,615
Depreciation and amortization	8,680	27	8,707

Funds From Operations	$18,089	$(751)	$17,338

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Business Segments (continued)

The following table is a summary of other financial information by business segment:

(in thousands)	Real Estate Operations	Investment Banking/ Investment Services	Total
March 31, 2010:
Revenue	$31,341	$267	$31,608
Interest income	8	-	8
Interest expense	1,652	-	1,652
Capital expenditures	1,685	-	1,685
Investment in non-consolidated REITs	91,787	-	91,787
Identifiable assets	$1,149,090	$3,224	$1,152,314

March 31, 2009:
Revenue	$30,381	$38	$30,419
Interest income	34	2	36
Interest expense	1,577	-	1,577
Capital expenditures	1,739	101	1,840
Investment in non-consolidated REITs	82,388	-	82,388
Identifiable assets	$1,015,704	$2,804	$1,018,508

9.	Income Taxes

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a taxable REIT subsidiary (“TRS”). In the case of a TRS, the Company’s ownership of securities in all TRS’s generally cannot exceed 20% prior to 2009 and 25% beginning in 2009 of the value of all of the Company’s assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company’s assets. The Company has two subsidiaries, FSP Investments LLC, which is part of the Company’s investment banking/investment services segment, and FSP Protective TRS Corp., which are TRSs operating as taxable corporations under the Code.

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

The income tax expense (benefit) reflected in the condensed consolidated statements of income relates to the TRSs and Texas Franchise tax. The expense (benefit) differs from the amounts computed by applying the federal statutory rate to income before taxes as follows:

	For the
	Three Months Ended
	March 31,
(in thousands)	2010	2009

Federal income tax benefit at statutory rate	$(251)	$(364)
Increase (decrease) in taxes resulting from:
State income tax benefit, net of federal impact	(46)	(67)
Valuation allowance on tax benefit	172	67
Revised Texas franchise tax	57	65
Income tax benefit	$(68)	$(299)

Taxes on income are a current tax expense. No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs. A valuation allowance of approximately $172,000 was recorded to reduce the tax benefit resulting from the 2010 loss attributable to FSP Investments as future use of the tax benefit at the federal and state level may be uncertain. FSP Investments has approximately a $364,000 federal tax benefit arising from a loss for the three months ended March, 31, 2009. The 2009 federal loss should be fully utilized by carrying the loss back to the tax years 2004 and 2005. A valuation allowance of approximately $67,000 was recorded to reduce the tax benefit from the 2009 loss from FSP Investments due to recent tax legislation enacted in Massachusetts that will hinder the ability to use the loss carry-forward.

In May 2006, the State of Texas enacted a business tax (the “Revised Texas Franchise Tax”) that replaced its existing franchise tax. The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure it is considered an income tax. The Company recorded a provision for income taxes on its condensed consolidated statement of income of $57,000 and $65,000 for the three months ended March 31, 2010 and 2009, respectively.

10.	Subsequent Events

On April 16, 2010, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on May 20, 2010 to stockholders of record on April 30, 2010.

On April 27, 2010, the Company made a $1.2 million advance under the 385 Interlocken Construction Loan.

The Company has evaluated all subsequent events through the date the condensed consolidated financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009. Historical results and percentage relationships set forth in the condensed consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States, disruptions in the debt markets, economic conditions in the markets in which we own properties, changes in the demand by investors for investment in Sponsored REITs, risks of a lessening of demand for the types of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. See Item 1A. “Risk Factors” below. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations. No changes to our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009.

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience significant disruptions, including high levels of unemployment, the failure and near failure of a number of financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants. Economic conditions may be affected by numerous factors including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations. We believe that the disruptions in the U.S. economy contributed to a decline in occupancy in our real estate portfolio during 2009, and that they may negatively affect real estate values, occupancy levels, property income and the propensity and the ability of investors to invest in our Sponsored REITs during 2010. At this time, we cannot predict the extent or duration of any negative impact that the disruptions in the U.S. economy will have on our business.

Real Estate Operations

Our real estate portfolio was approximately 85% leased as of March 31, 2010 and approximately 84% leased as of December 31, 2009. Although new leasing activity remains slow in most of our markets, we have been seeing increasing interest in available space for lease. We anticipate positive re-leasing results within our portfolio in 2010, although we do not expect to see a meaningful broad-based market increase in the pace of leasing until the broader economic markets stabilize and there is new job growth. Approximately 12% of the square footage in our portfolio is scheduled to expire during 2010 and approximately 8% is scheduled to expire during 2011.

While we cannot predict when existing vacancy will be leased or if existing tenants with expiring leases will renew their leases or what the terms and conditions of the lease renewals will be, we expect to renew or sign new leases at current market rates for locations in which the buildings are located, which in many cases may be below the expiring rates.

In light of the current economic conditions, we believe the potential for any of our tenants to default on its lease or to seek the protection of bankruptcy exists. If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. In addition, at any time, a tenant of one of our properties may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders.

Investment Banking/Investment Services

Unlike our real estate operations business, which provides a rental revenue stream which is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature. Equity raised for Sponsored REIT syndications was $2.1 million during the three months ended March 31, 2010 compared to $0.2 million for the three months ended March 31, 2009. For the year ended December 31, 2009, syndication proceeds decreased 29.6% to $40.4 million compared to $57.4 million in 2008.

In May 2008, one of our Sponsored REITs, FSP 385 Interlocken Development Corp., began development of an office property located in Broomfield, Colorado. Permanent equity capitalization of the property was structured as a private placement offering of preferred stock totaling $38 million, $33.5 million of which had been closed in as of March 31, 2010. This private placement offering is ongoing. In December 2009, one of our Sponsored REITs, FSP Lakeside Crossing II Corp., purchased an office property located in Maryland Heights, Missouri. Permanent equity capitalization of the property was structured as a private placement stock offering totaling $21 million, and was fully subscribed in the fourth quarter of 2009. Also in December 2009, one of our Sponsored REITs, FSP Centre Pointe V Corp., purchased an office property located in West Chester, Ohio. Permanent equity capitalization of the property was structured as a private placement preferred stock offering totaling $25 million, of which $20.9 million had been raised as of March 31, 2010. This private placement offering is ongoing.

The slowdown in our investment banking business actually began in the third quarter of 2007 and, at this point, it remains unclear when or if a higher volume of equity investment will return. Business in this area, while always uncertain, has been affected by the uncertainty surrounding the future performance of commercial property markets and the amount of available mortgage financing for adequate capitalization of those markets. However, we believe that investor confidence in the commercial property markets is showing signs of improvement. Although investors who have historically participated in our private placement real estate offerings continue to express concern and uncertainty about investing in this environment, some have expressed cautious interest in investing some portion of their capital in specific property situations as evidenced by the investments in FSP Lakeside Crossing II Corp. and FSP Centre Pointe V Corp. described above.

In addition to difficulties in raising equity from potential real estate investors in this market, our property acquisition executives are grappling with uncertainty surrounding the valuation levels for prime commercial investment real estate. We believe that continued high unemployment, as well as perceptions about the future U.S. economy and interest rates, are producing a larger than normal divergence in the perception of value and future relative investment performance of commercial properties. While we generally believe that such an environment has the potential to produce some exceptional property acquisition opportunities, caution, perspective and disciplined underwriting standards can significantly impact the timing of any future acquisitions. Recently, we have seen attractive opportunities though there have been more buyers and prices have firmed somewhat from 2008/2009 levels. As a result, our ability to provide a regular stream of real estate investment product necessary to grow our overall investment banking/investment services business continues to remain uncertain as the second quarter of 2010 begins. We also continue to rely solely on our in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time (i.e., invest in a Sponsored REIT). We continue to evaluate whether our in-house sales force is capable, either through our existing client base or through new clients, of raising sufficient investment capital in Sponsored REITs to achieve future performance objectives.

The following table shows results for the three months ended March 31, 2010 and 2009:

(in thousands)
	Three months ended March 31,
Revenue:	2010	2009	Change
Rental	$30,799	$29,818	$981
Related party revenue:
Syndication fees	121	10	111
Transaction fees	146	28	118
Management fees and interest income from loans	533	545	(12)
Other	9	18	(9)
Total revenue	31,608	30,419	1,189

Expenses:
Real estate operating expenses	7,973	7,280	693
Real estate taxes and insurance	5,246	4,829	417
Depreciation and amortization	9,219	7,914	1,305
Selling, general and administrative	2,171	2,008	163
Commissions	114	130	(16)
Interest	1,652	1,577	75
Total expenses	26,375	23,738	2,637

Income before interest income, equity in earnings in non-consolidated REITs and taxes	5,233	6,681	(1,448)
Interest income	8	36	(28)
Equity in earnings of non-consolidated REITs	253	792	(539)

Income before taxes	5,494	7,509	(2,015)
Income tax expense (benefit)	(68)	(299)	231

Net income	5,562	$7,808	$(2,246)

Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009:

Revenues

Total revenues increased by $1.2 million to $31.6 million for the quarter ended March 31, 2010, as compared to $30.4 million for the quarter ended March 31, 2009. The increase was primarily a result of:

o
An increase in rental revenue of approximately $1.0 million arising primarily from the acquisition of two properties located in Virginia and Minnesota in June 2009, and the acquisition of another property in Virginia in September 2009, that were included in the results for the three months ended March 31, 2010. These increases were partially offset by loss of rental income from expiring leases, primarily from tenants that leased space in a property in Texas and a property in Virginia, that were included in the results for the three months ended March 31, 2009.

o
A $0.2 million increase in syndication fees and transaction (loan commitment) fees, which was principally a result of an increase in gross syndication proceeds for the quarter ended March 31, 2010 compared to the same period in 2009.

Expenses

Total expenses increased by $2.6 million to $26.4 million for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009. The increase was primarily a result of:

o
An increase in real estate operating expenses and real estate taxes and insurance of approximately $1.1 million, and depreciation of $1.3 million, which were primarily from the acquisition of two properties located in Virginia and Minnesota in June 2009, and the acquisition of another property in Virginia in September 2009.

o
An increase in general and administrative expenses of $0.2 million, which was primarily the result of additional employees and an increase in regulatory expenses. We had 42 and 40 employees as of March 31, 2010 and 2009, respectively, at our headquarters in Wakefield.

Equity in earnings of non-consolidated REITs

Equity in earnings from non-consolidated REITs decreased approximately $0.5 million to $0.3 million during the three months ended March 31, 2010 compared to $0.8 million compared to the same period in 2009. The decrease was primarily due to lower equity in income of the Company’s investment in FSP 303 East Wacker Drive Corp., which we refer to as East Wacker.

Taxes on income

Taxes on income increased $0.2 million to a tax benefit of $0.1 million, compared to a benefit of $0.3 million for the three months ended March 31, 2009. The credit in 2010 was reduced, as we have carried back losses in prior years and placed a valuation allowance on future tax benefits. Tax losses are primarily from reduced activity in the investment banking and investment services business.

Net income

Net income for the three months ended March 31, 2010 was $5.6 million compared to $7.8 million for the three months ended March 31, 2010, for the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $22.8 million and $27.4 million at March 31, 2010 and December 31, 2009, respectively. This decrease of $4.6 million is attributable to $5.9 million provided by operating activities less $6.3 million used by investing activities and $4.2 million by financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations, cash anticipated to be generated by the sale of preferred stock in future Sponsored REITs and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly formed Sponsored REITs. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of interest on the part of investors in purchasing shares of Sponsored REITs and the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $5.9 million is primarily attributable to net income of $5.6 million, plus the add-back of $9.1 million of non-cash activities, $1.4 million of distributions from non-consolidated REITs, a $0.3 million decrease in prepaid expenses, a $0.3 million decrease in restricted cash. These increases were partially offset by a $5.1 million decrease in accounts payable and accrued liabilities, $5.6 million in payments of leasing commissions, and $0.1 million decrease in security deposits.

Investing Activities

Our cash used for investing activities for the three months ended March 31, 2010 of $ 6.3 million is primarily attributable to additions to real estate investments and office equipment of approximately $3.5 million and secured loans made to Sponsored REITs of approximately $4.8 million. These uses were partially offset by a decrease in assets held for syndication of $2.0 million.

Financing Activities

Our cash used by financing activities for the three months ended March 31, 2010 of $4.2 million is primarily attributable to distributions paid to stockholders of $15.1 million that was partially offset by borrowings under our Revolver of $10.9 million.

Revolver

The Revolver is with a group of banks for borrowings at our election of up to $250,000,000 and matures on August 11, 2011. Borrowings under the Revolver bear interest at either the bank's prime rate (3.25% at March 31, 2010) or a rate equal to LIBOR plus 100 basis points (1.25% at March 31, 2010). There were borrowings of $119,968,000 and $109,008,000 at the LIBOR plus 100 basis point rate at a weighted average rate of 1.23% and 1.34% outstanding under the Revolver at March 31, 2010 and December 31, 2009, respectively. The weighted average interest rate on amounts outstanding during the three months ended March 31, 2010 and 2009 was approximately 1.23% and 1.53%, respectively; and for the year ended December 31, 2009 was approximately 1.34%. As of March 31, 2010, we were in compliance with all bank covenants under the Revolver.

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

Term Loan

On October 15, 2008, we closed on a $75,000,000 unsecured term loan facility with three banks. Proceeds from the Term Loan were used to reduce the outstanding principal balance on the Revolver. The Term Loan has an initial three-year term that matures on October 15, 2011. In addition, we have the right to extend the initial maturity date for up to two successive one-year periods, or until October 15, 2013 if both extensions are exercised. We fixed the interest rate for the initial three-year term of the Term Loan at 5.84% per annum pursuant to an interest rate swap agreement. As of March 31, 2010, we were in compliance with all bank covenants under the Term Loan.

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

As of March 31, 2010, we have an automatic shelf registration statement on Form S-3 on file with the SEC relating to the offer and sale, from time to time, of an indeterminate amount of our common stock. From time to time, we expect to issue additional shares of our common stock under our automatic shelf registration statement or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage. As of March 31, 2010, we were committed to fund up to $85.8 million to six Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $41.3 million has been drawn and is outstanding. We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long-term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Assets Held for Syndication

As of March 31, 2010 and December 31, 2009, we had one asset held for syndication for a property in West Chester, Ohio.

Related Party Transactions

In November 2009, we commenced the syndication of FSP Centre Pointe V Corp., which is still in process as of December 31, 2009. In September 2009, we commenced the syndication of FSP Lakeside Crossing II Corp., which was completed December 15, 2009. In May 2008, we commenced the syndication of FSP 385 Interlocken Development Corp., which is still in process as of March 31, 2010. During 2007, we commenced the syndication of FSP Grand Boulevard Corp., which was completed May 29, 2009. As part of this syndication, we purchased the final 175.5 shares of its preferred stock for approximately $15 million on May 29, 2009, representing an approximately 27% interest.

We have drawn on the Revolver, and intend to draw on the Revolver in the future for a variety of corporate purposes, including the acquisition of properties that we acquire directly for our portfolio and for loans to Sponsored REITs, including the Acquisition Loans and the Sponsored REIT Loans described below. Additional Information about our Acquisition Loans and our Sponsored REIT Loans outstanding as of March 31, 2010, including a summary table of the Sponsored REIT Loans, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities – Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Loans to Sponsored REITs

Acquisition Loans

We typically make an acquisition loan to each Sponsored REIT which is secured by a mortgage on the borrower’s real estate. These loans enable Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests. We refer to these loans as Acquisition Loans. We anticipate that each Acquisition Loan will be repaid at maturity or earlier from the proceeds of the Sponsored REIT’s equity offering. Each Acquisition Loan has a term of two years and bears interest at the same rate paid by FSP Corp. for borrowings under the Revolver. We had one Acquisition Loan outstanding for the syndication of FSP Centre Pointe V Corp., as of March 31, 2010 and December 31, 2009. Acquisition Loans are classified as assets held for syndication.

Sponsored REIT Loans

From time-to-time we may also make secured loans to Sponsored REITs to fund construction costs, capital expenditures, leasing costs and other purposes. We refer to these loans as Sponsored REIT Loans. Since December 2007, we have provided Sponsored REIT Loans in the form of revolving lines of credit to five Sponsored REITs, or to wholly-owned subsidiaries of those Sponsored REITs, and a construction loan to one wholly-owned subsidiary of another Sponsored REIT. We anticipate that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financing of the property securing the loan, cash flows from that underlying property or some other capital event. Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years. Advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon number of basis points and most advances also require a 50 basis point draw fee. During the three months ended March 31, 2009, we received a $210,000 loan commitment fee at the time of the closing of the Sponsored REIT Loan that is structured as a construction loan. As of March 31, 2010 and December 31, 2009, we were committed to fund Sponsored REIT Loans up to $85.8 million to six Sponsored REITs, of which $41.3 million was drawn and outstanding.

Additional Information about our Acquisition Loans and our Sponsored REIT Loans outstanding as of March 31, 2010, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities – Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the three months ended March 31, 2010 and 2009, the rental income exceeded the expenses for each individual property, with the exception of our property located in Federal Way, Washington, our property located in Southfield, Michigan and our property located in Glen Allen, Virginia.

Our property located in Federal Way, Washington had a single tenant lease, which expired September 14, 2006. During 2007 and 2008, we signed leases with three tenants and in 2009 with an additional two for an aggregate total of approximately 26% of the space, which generated rental income of $101,000 and $80,000 for the three months ended March 31, 2010 and 2009, respectively, and had operating expenses of $141,000 and $131,000 for the three months ended March 31, 2010 and 2009, respectively.

Our property located in Southfield, Michigan with approximately 215,000 square feet of rentable space, had rental revenue that covered ordinary annual operating expenses for the three months ended March 31, 2009. However, the property had a lease with a tenant for approximately 138,000 square feet of space that expired on July 31, 2009. The tenant re-leased approximately 83,000 square feet and vacated approximately 55,000 square feet. On September 15, 2009, a lease with a different tenant at the property expired and approximately 17,000 square feet of space was vacated. As a result, for the three months ended March 31, 2010, the leases in place generated rental income of $354,000 and operating expenses of $563,000.

Our property located at Glen Allen, Virginia with approximately 304,000 square feet of rentable space, had rental revenue that covered ordinary annual operating expenses for the three months ended March 31, 2009. The single tenant lease at this property expired on October 31, 2009. As of March 31, 2010, several new leases have been executed and the property was approximately 35% leased. As a result, for the three months ended March 31, 2010, the leases in place generated rental income of $325,000 and operating expenses of $412,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2009, which is incorporated by reference. Our exposure to market risk has not changed materially since December 31, 2009.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The Exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: May 4, 2010	/s/ George J. Carter George J. Carter	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 4, 2010	/s/ John G. Demeritt John G. Demeritt	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Table regarding investors in Sponsored REITs.

(1)	Incorporated by reference to FSP Corp.’s Form 8-A, filed on April 5, 2005 (File No. 001-32470).

(2)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on May 15, 2006 (File No. 001-32470).

*	Filed herewith.