Form 10-Q
period 2010-06-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2010-08-03
CIK 1031316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.

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

The number of shares of common stock outstanding as of July 31, 2010 was 79,680,705.

Franklin Street Properties Corp.

Form 10-Q

Quarterly Report
June 30, 2010

PART I – FINANCIAL INFORMATION
Item 1.                 Financial Statements

Franklin Street Properties Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(in thousands, except share and par value amounts)	2010	2009
Assets:
Real estate assets:
Land	$135,075	$126,447
Buildings and improvements	912,153	894,012
Fixtures and equipment	458	328
	1,047,686	1,020,787
Less accumulated depreciation	112,156	98,954
Real estate assets, net	935,530	921,833
Acquired real estate leases, less accumulated amortization
of $20,154 and $34,592, respectively	56,431	44,757
Investment in non-consolidated REITs	90,782	92,910
Assets held for syndication, net	-	4,827
Cash and cash equivalents	21,487	27,404
Restricted cash	59	334
Tenant rent receivables, less allowance for doubtful accounts
of $1,100 and $620, respectively	900	1,782
Straight-line rent receivable, less allowance for doubtful accounts
of $700 and $100, respectively	14,955	10,754
Prepaid expenses	2,280	2,594
Related party mortgage loan receivable	46,270	36,535
Other assets	1,248	844
Office computers and furniture, net of accumulated depreciation
of $1,306 and $1,233, respectively	372	384
Deferred leasing commissions, net of accumulated amortization
of $5,845, and $4,995, respectively	16,587	10,808
Total assets	$1,186,901	$1,155,766

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$162,968	$109,008
Term loan payable	75,000	75,000
Accounts payable and accrued expenses	18,766	23,787
Accrued compensation	1,040	1,416
Tenant security deposits	2,004	1,808
Other liabilities: derivative termination value	1,735	2,076
Acquired unfavorable real estate leases, less accumulated amortization
of $2,765, and $2,492, respectively	6,536	5,397
Total liabilities	268,049	218,492

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.0001 par value, 180,000,000 shares authorized, 79,680,705 and 79,680,705 shares issued and outstanding, respectively	8	8
Additional paid-in capital	1,003,712	1,003,713
Accumulated other comprehensive loss	(1,735)	(2,076)
Accumulated distributions in excess of accumulated earnings	(83,133)	(64,371)
Total stockholders’ equity	918,852	937,274
Total liabilities and stockholders’ equity	$1,186,901	$1,155,766
The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009

Revenue:
Rental	$29,261	$29,254	$60,060	$59,072
Related party revenue:
Syndication fees	541	29	662	39
Transaction fees	753	514	899	542
Management fees and interest income from loans	558	317	1,091	862
Other	6	18	15	36
Total revenue	31,119	30,132	62,727	60,551

Expenses:
Real estate operating expenses	7,358	7,144	15,331	14,424
Real estate taxes and insurance	4,318	4,686	9,564	9,515
Depreciation and amortization	9,243	10,225	18,462	18,139
Selling, general and administrative	2,559	2,127	4,730	4,135
Commissions	336	40	450	170
Interest	1,736	1,599	3,388	3,176

Total expenses	25,550	25,821	51,925	49,559

Income before interest income, equity in earnings of
non-consolidated REITs and taxes	5,569	4,311	10,802	10,992
Interest income	9	36	17	72
Equity in earnings of non-consolidated REITs	380	443	633	1,235

Income before taxes on income	5,958	4,790	11,452	12,299
Income tax expense (benefit)	4	(75)	(64)	(374)

Net income	$5,954	$4,865	$11,516	$12,673

Weighted average number of shares outstanding,
basic and diluted	79,681	70,481	79,681	70,481

Net income per share, basic and diluted	$0.07	$0.07	$0.14	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$11,516	$12,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	18,597	18,276
Amortization of above market lease	1,147	1,780
Equity in earnings of non-consolidated REITs	(633)	(1,235)
Distributions from non-consolidated REITs	2,731	3,137
Increase in bad debt reserve	480	111
Changes in operating assets and liabilities:
Restricted cash	275	1
Tenant rent receivables	402	498
Straight-line rents, net	(1,759)	(444)
Prepaid expenses and other assets, net	(224)	(943)
Accounts payable and accrued expenses	(4,139)	482
Accrued compensation	(376)	(1,154)
Tenant security deposits	196	(109)
Payment of deferred leasing commissions	(7,085)	(1,557)
Net cash provided by operating activities	21,128	31,516
Cash flows from investing activities:
Purchase of real estate assets, office computers and furniture	(45,848)	(56,135)
Changes in deposits on real estate assets	-	1,300
Investment in non-consolidated REITs	-	(13,198)
Investment in related party mortgage loan receivable	(9,735)	(10,990)
Investment in assets held for syndication, net	4,858	13,017
Net cash used in investing activities	(50,725)	(66,006)
Cash flows from financing activities:
Distributions to stockholders	(30,279)	(26,782)
Proceeds from equity offering, net	(1)	-
Borrowings under bank note payable	53,960	56,570
Net cash provided by financing activities	23,680	29,788
Net decrease in cash and cash equivalents	(5,917)	(4,702)
Cash and cash equivalents, beginning of period	27,404	29,244
Cash and cash equivalents, end of period	$21,487	$24,542

Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$1,054	$1,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Condensed Consolidated Statements of Other Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009

Net income	$5,954	$4,865	$11,516	$12,673

Other comprehensive income:
Unrealized gain on derivative financial instruments	260	686	341	705
Total other comprehensive income	260	686	341	705

Comprehensive income	$6,214	$5,551	$11,857	$13,378

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

The Company owns and operates a portfolio of real estate, which consisted of 33 properties as of June 30, 2010.  From time-to-time, the Company may acquire real estate or invest in real estate by purchasing shares of preferred stock offered in syndications of Sponsored REITs.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

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

On May 6, 2010, the Company entered into an on demand offering sales agreement whereby the Company may offer and sell up to an aggregate gross sales price of $75 million of its common stock from time to time.  Sales of shares of the Company’s common stock, if any, will depend upon market conditions and other factors determined by the Company and may be deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE Amex or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by the Company in writing.  The Company has no obligation to sell any shares of its common stock, and may at any time suspend solicitation and offers.  The Company has not sold any shares under the demand offering sales agreement.

Properties

The following table summarizes the Company’s investment in real estate assets, excluding assets held for syndication and assets held for sale:

	As of June 30,
	2010	2009
Commercial real estate:
Number of properties	33	31
Rentable square feet	6,418,835	5,682,011

On June 29, 2010, the Company acquired two office buildings totaling approximately 470,000 square feet, located in downtown Minneapolis, Minnesota. The buildings were acquired for a purchase price of approximately $40.5 million excluding closing costs and adjustments.

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other period.

Financial Instruments

The Company estimates that the carrying values of cash and cash equivalents, restricted cash, tenant rent receivables, bank note payable, term note payable (described below), accounts payable and its obligation to make the Sponsored REIT Loans (as defined in Note 3 below) approximate their fair values based on their short-term maturity and floating interest rate.

Recent Accounting Standards

In May 2009, the Financial Accounting Standards  Board (“FASB”) issued a pronouncement which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. In February 2010, the FASB issued an update to the disclosure requirements relating to the subsequent events to exclude the date requirement to disclose the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or available to be issued.  The Company is adhering to the requirements of this pronouncement, as amended, which was effective for financial periods ending after June 15, 2009.

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

2.	Investment Banking/Investment Services Activity

During the six months ended June 30, 2010, the Company sold on a best efforts basis, through private placements, preferred stock in the following Sponsored REITs:

Sponsored REIT	Property Location	Gross Proceeds (1)
		(in thousands)
FSP 385 Interlocken Development Corp.	Broomfield, CO	$4,325
FSP Centre Pointe V Corp.	West Chester, OH	6,100
	Total	$10,425

(1)   The syndication of FSP 385 Interlocken Development Corp. (“385 Interlocken”), which commenced in May 2008,  and the syndication of FSP Centre Pointe V Corp. (“Centre Pointe V”), which commenced in December 2009, were not complete at June 30, 2010.  Both syndications were completed on July 9, 2010.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.	Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At June 30, 2010, the Company held an interest in 14 Sponsored REITs.  Twelve were fully syndicated and the Company no longer derives economic benefits or risks from the common stock interest that is retained in them.  Two entities were not fully syndicated at June 30, 2010, which are 385 Interlocken and Centre Pointe V.  The syndications of both 385 Interlocken and Centre Pointe V were completed on July 9, 2010.  The Company holds a non-controlling preferred stock investment in three of these Sponsored REITs, FSP Phoenix Tower Corp. (“Phoenix Tower”), FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

Equity in earnings of investment in non-consolidated REITs:

The following table includes equity in earnings of investments in non-consolidated REITs:

	Six Months Ended
	June 30,
(in thousands)	2010	2009

Equity in earnings of Sponsored REITs	$162	$141
Equity in earnings (losses) of Phoenix Tower	(9)	1
Equity in earnings of East Wacker	367	1,064
Equity in earnings of Grand Boulevard	113	29
	$633	$1,235

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

The Company recorded distributions declared of $2,731,000 and $3,137,000 from non-consolidated REITs during the six months ended June 30, 2010 and 2009, respectively.

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

The operating data below for 2010 includes operations of the 14 Sponsored REITs the Company held an interest in as of June 30, 2010.  The operating data for 2009 includes operations of the 12 Sponsored REITs the Company held an interest in as of June 30, 2009.

At June 30, 2010, December 31, 2009 and June 30, 2009, the Company had ownership interests in 14, 14 and 12 Sponsored REITs, respectively.  Summarized financial information for these Sponsored REITs is as follows:

	June 30,	December 31,
(in thousands)	2010	2009

Balance Sheet Data (unaudited):
Real estate, net	$724,490	$724,517
Other assets	101,389	104,199
Total liabilities	(217,329)	(216,102)
Shareholders' equity	$608,550	$612,614

	For the Six Months Ended
	June 30,
(in thousands)	2010	2009

Operating Data (unaudited):
Rental revenues	$46,001	$48,812
Other revenues	98	251
Operating and maintenance expenses	(25,797)	(25,248)
Depreciation and amortization	(12,749)	(12,090)
Interest expense	(4,576)	(4,160)
Net income	$2,977	$7,565

Syndication fees and Transaction fees:

The Company provides syndication and real estate acquisition advisory services for Sponsored REITs.  Syndication, development and transaction fees from non-consolidated entities amounted to approximately $1,561,000 and $581,000 for the six months ended June 30, 2010 and 2009, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $397,000 and $448,000 for the six months ended June 30, 2010 and 2009, respectively.

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

of the offerings of their equity interests.  The Company anticipates that each Acquisition Loan will be repaid at maturity or earlier from the proceeds of the Sponsored REIT’s equity offering.  Each Acquisition Loan has a term of two years and bears interest at the same rate paid by FSP Corp. for borrowings under the Revolver.  The Company had no Acquisition Loans outstanding as of June 30, 2010.  The Company had one Acquisition Loan outstanding for the syndication of FSP Centre Pointe V Corp. as of December 31, 2009.  Acquisition Loans are classified as assets held for syndication.

From time-to-time the Company may also make secured loans (“Sponsored REIT Loans”) to Sponsored REITs to fund construction costs, capital expenditures, leasing costs and other purposes.  Since December 2007, the Company has provided Sponsored REIT Loans in the form of revolving lines of credit to five Sponsored REITs, or to wholly-owned subsidiaries of those Sponsored REITs, and a construction loan to one wholly-owned subsidiary of another Sponsored REIT.  The Company anticipates that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has an initial term of approximately two to three years.  Advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and most advances also require a 50 basis point draw fee.

The following is a summary of the Sponsored REIT Loans outstanding as of June 30, 2010:

(dollars in 000's)		Maximum	Amount				Rate in
	Maturity	Amount	Drawn at	Interest		Draw	Effect at
Sponsored REIT	Date	of Loan	30-Jun-10	Rate (1)		Fee (2)	30-Jun-10

Revolving lines of credit
FSP Highland Place I Corp.	31-Dec-10	$5,500	$1,125	L	+2%	n/a	2.35%
FSP Satellite Place Corp.	31-Mar-12	5,500	5,500	L	+3%	0.5%	3.35%
FSP 1441 Main Street Corp.(a)	31-Mar-12	10,800	5,000	L	+3%	0.5%	3.35%
FSP 505 Waterford Corp.	30-Nov-11	7,000	-	L	+3%	0.5%
FSP Phoenix Tower Corp. (b)	30-Nov-11	15,000	3,600	L	+3%	0.5%	3.35%

Construction loan
FSP 385 Interlocken
Development Corp. (c) (d)	30-Apr-12	42,000	31,045	L	+3%	n/a	3.35%

		$85,800	$46,270

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

The Company recognized interest income and fees from the Acquisition Loan and Sponsored REIT Loans of approximately $694,000 and $414,000 for the six months ended June 30, 2010 and 2009, respectively.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.	Bank Note Payable and Term Note Payable

As of June 30, 2010, the Company has a bank note payable, which is an unsecured revolving line of credit (the “Revolver”) for advances up to $250 million that matures on August 11, 2011, and a term note payable, which is an unsecured term loan (the “Term Loan”) of $75 million that matures in October 2011 with two one-year extensions available at the Company’s election.  Each extension of the Term Loan has a 15 basis point fee if elected. The Revolver and the Term Loan are with a group of banks.

The Revolver and Term Loan include restrictions on property liens and require compliance with various financial covenants. Financial covenants include the maintenance of at least $1.5 million in operating cash accounts, a minimum unencumbered cash and liquid investments balance and tangible net worth, limitations on permitted secured debt and compliance with various debt and operating income ratios, as defined in the loan agreement. The Company was in compliance with the Revolver and Term Loan financial covenants as of June 30, 2010 and December 31, 2009, respectively.

Revolver

The Company’s Revolver is an unsecured revolving line of credit with a group of banks that provides for borrowings at the Company’s election of up to $250 million.  The Revolver matures on August 11, 2011.  Borrowings under the Revolver bear interest at either the bank's prime rate (3.25% at June 30, 2010) or a rate equal to LIBOR plus 100 basis points (1.35% at June 30, 2010).

There were borrowings of $162,968,000 and $109,008,000 at the LIBOR plus 100 basis point rate at a weighted average rate of 1.35% and 1.34% outstanding under the Revolver at June 30, 2010 and December 31, 2009, respectively.  The weighted average interest rate on amounts outstanding during the six months ended June 30, 2010 and 2009 was approximately 1.29% and 1.46%, respectively; and for the year ended December 31, 2009 was approximately 1.34%.

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

Term Loan

The Company also has a $75 million unsecured Term Loan with three banks.  Proceeds from the Term Loan were used to reduce the outstanding principal balance on the Revolver.  The Term Loan has an initial three-year term that matures on October 15, 2011.  In addition, the Company has the right to extend the Term Loan’s initial maturity date for up to two successive one-year periods, or until October 15, 2013, if both extensions are exercised.  Each extension has a 15 basis point fee if elected. The Term Loan has an interest rate option equal to LIBOR (subject to a 2% floor) plus 200 basis points and a requirement that the Company fix the interest rate for the initial three-year term of the Term Loan pursuant to an interest rate swap agreement which the Company did at an interest rate of 5.84% per annum.

5.	Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at June 30, 2010 and 2009.

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

The following table summarizes the notional and fair value of the Company’s derivative financial instrument at June 30, 2010.  The notional value is an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	$75,000	5.840%	10/2008	10/2011	$(1,735)

On June 30, 2010, the derivative instrument was reported as an obligation at its fair value of approximately $1.7 million.  This is included in other liabilities: derivative termination value on the condensed consolidated balance sheet at June 30, 2010.  Offsetting adjustments are represented as deferred gains or losses in accumulated other comprehensive loss of $1.7 million.  Over time, the unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $1.3 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.  We are hedging exposure to variability in future cash flows for forecasted future interest payments on existing debt.

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

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.	Stockholders’ Equity

As of June 30, 2010, the Company had 79,680,705 shares of common stock outstanding.

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

On May 6, 2010, the Company entered into an on demand offering sales agreement whereby the Company may offer and sell up to an aggregate gross sales price of $75 million of its common stock from time to time.  Sales of shares of the Company’s common stock, if any, will depend upon market conditions and other factors determined by the Company and may be deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE Amex or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by the Company in writing.  The Company has no obligation to sell any shares of its common stock, and may at any time suspend solicitation and offers.

The Company declared and paid dividends as follows (in thousands, except per share amounts):

Quarter Paid	Dividends Per Share	Total Dividends

First quarter of 2010	$0.19	$15,139
Second quarter of 2010	$0.19	$15,140

First quarter of 2009	$0.19	$13,391
Second quarter of 2009	$0.19	$13,391

8.	Business Segments

The Company operates in two business segments: real estate operations (including real estate leasing, making interim acquisition loans and other financing and asset/property management) and investment banking/investment services (including real estate acquisition, development and broker/dealer services).  The Company has identified these segments because this information is the basis upon which management makes decisions regarding resource allocation and performance assessment.  The accounting policies of the reportable segments are the same as those described in “Significant Accounting Policies” in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009.  The Company’s operations are located in the United States of America.

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

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Business Segments (continued)

The calculation of FFO by business segment for the three and six months ended June 30, 2010 are shown in the following table:

(in thousands)	Real Estate Operations	Investment Banking/ Investment Services	Total
Three Months Ended March 31, 2010
Net income (loss)	$6,041	$(479)	$5,562
Equity in income of non-consolidated REITs	(253)	-	(253)
Distributions from non-consolidated REITs	1,407	-	1,407
Depreciation and amortization	9,901	33	9,934

Funds From Operations	$17,096	$(446)	$16,650

Three Months Ended June 30, 2010
Net income (loss)	$5,691	$263	$5,954
Equity in income of non-consolidated REITs	(380)	-	(380)
Distributions from non-consolidated REITs	1,324	-	1,324
Acquisition costs	129	-	129
Depreciation and amortization	9,636	39	9,675

Funds From Operations	$16,400	$302	$16,702

Six Months Ended June 30, 2010
Net income (loss)	$11,732	$(216)	$11,516
Equity in income of non-consolidated REITs	(633)	-	(633)
Distributions from non-consolidated REITs	2,731	-	2,731
Acquisition costs	129	-	129
Depreciation and amortization	19,537	72	19,609

Funds From Operations	$33,496	$(144)	$33,352

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Business Segments (continued)

The calculation of FFO by business segment for the three and six months ended June 30, 2009 are shown in the following table:

(in thousands)	Real Estate Operations	Investment Banking/ Investment Services	Total
Three Months Ended March 31, 2009
Net Income (loss)	$8,586	$(778)	$7,808
Equity in income of non-consolidated REITs	(792)	-	(792)
Distributions from non-consolidated REITs	1,615	-	1,615
Depreciation and amortization	8,680	27	8,707

Funds From Operations	$18,089	$(751)	$17,338

Three Months Ended June 30, 2009
Net Income (loss)	$5,212	$(347)	$4,865
Equity in income of non-consolidated REITs	(443)	-	(443)
Distributions from non-consolidated REITs	1,523	-	1,523
Acquisition costs	248	-	248
Depreciation and amortization	11,191	25	11,216

Funds From Operations	$17,731	$(322)	$17,409

Six Months Ended June 30, 2009
Net Income (loss)	$13,798	$(1,125)	$12,673
Equity in income of non-consolidated REITs	(1,235)	-	(1,235)
Distributions from non-consolidated REITs	3,138	-	3,138
Acquisition costs	248	-	248
Depreciation and amortization	19,871	52	19,923

Funds From Operations	$35,820	$(1,073)	$34,747

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Business Segments (continued)

The following table is a summary of other financial information by business segment:

(in thousands)	Real Estate Operations	Investment Banking/ Investment Services	Total
Three Months Ended June 30, 2010:
Revenue	$29,826	$1,293	$31,119
Interest income	9	-	9
Interest expense	1,736	-	1,736
Capital expenditures	1,371	62	1,433

Six Months Ended June 30, 2010
Revenue	$61,166	$1,561	$62,727
Interest income	17	-	17
Interest expense	3,388	-	3,388
Investment in non-consolidated REITs	90,782	-	90,782
Capital expenditures	3,056	62	3,118

Identifiable assets as of June 30, 2010	$1,183,161	$3,740	$1,186,901

Three Months Ended June 30, 2009
Revenue	$29,588	$542	$30,130
Interest income	35	1	36
Interest expense	1,598	-	1,598
Capital expenditures	939	88	1,027

Six Months Ended June 30, 2009
Revenue	$59,970	$581	$60,551
Interest income	68	3	71
Interest expense	3,176	-	3,176
Investment in non-consolidated REITs	94,579	-	94,579
Capital expenditures	2,678	189	2,867

Identifiable assets as of June 30, 2009	$1,061,856	$3,640	$1,065,496

9.	Income Taxes

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

The income tax expense (benefit) reflected in the condensed consolidated statements of income relates to the TRSs and a franchise tax in Texas (described below).  The expense (benefit) differs from the amounts computed by applying the federal statutory rate to income before taxes as follows:

	For the
	Six Months Ended
	June 30,
(in thousands)	2010	2009

Federal income tax benefit at statutory rate	$(354)	$(502)
Increase (decrease) in taxes resulting from:
State income tax benefit, net of federal impact	(65)	(99)
Valuation allowance on tax benefit	242	99
Revised Texas franchise tax	113	128
Income tax benefit	$(64)	$(374)

Taxes on income are a current tax expense.  No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.  A valuation allowance of approximately $242,000 was recorded to reduce the tax benefit resulting from the 2010 loss attributable to FSP Investments as future use of the tax benefit at the federal and state level may be uncertain.   FSP Investments has approximately a $502,000 federal tax benefit arising from a loss for the six months ended June 30 2009.  The 2009 federal loss should be fully utilized by carrying the loss back to the tax years 2004 and 2005.  A valuation allowance of approximately $99,000 was recorded to reduce the tax benefit from the 2009 loss from FSP Investments due to recent tax legislation enacted in Massachusetts that will hinder the ability to use the loss carry-forward.

In May 2006, the State of Texas enacted a business tax (the “Revised Texas Franchise Tax”) that replaced its existing franchise tax.  The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure it is considered an income tax.  The Company recorded a provision for income taxes on its condensed consolidated statement of income of $113,000 and $128,000 for the six months ended June 30, 2010 and 2009, respectively.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.	Subsequent Events

On July 16, 2010, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on August 20, 2010 to stockholders of record on July 30, 2010.

On July 27, 2010, the Company made a $2.5 million advance under the 385 Interlocken Construction Loan.

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

Overview

Franklin Street Properties Corp., FSP or the Company, operates in two business segments: real estate operations and investment banking/investment services. The real estate operations segment involves real estate rental operations, leasing, secured financing of real estate for interim acquisition or other property financing, and services provided for asset management, property management, property acquisitions, dispositions and development.  The investment banking/investment services segment involves the structuring of real estate investments and broker/dealer services that include the organization of Sponsored REITs, the acquisition and development of real estate on behalf of Sponsored REITs and the raising of capital to equitize the Sponsored REITs through sale of preferred stock in private placements.

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

Our investment banking/investment services customers who are primarily institutions and high net-worth individuals.  To the extent that the broad capital markets affect these investors our business is also affected.  These investors have many investment choices.  We must continually search for real estate at a price and at a competitive risk/reward rate of return that meets our customer’s risk/reward profile for providing a stream of income and as a long-term hedge against inflation.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience significant disruptions, including high levels of unemployment, the failure and near failure of a number of financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  We believe that the disruptions in the U.S. economy contributed to a decline in occupancy in our real estate portfolio during 2009, and that they may continue to negatively affect real estate values, occupancy levels, property income and the propensity and the ability of investors to invest in our Sponsored REITs during 2010.  At this time, we cannot predict the extent or duration of any negative impact that the disruptions in the U.S. economy will have on our business.

Real Estate Operations

  Leasing

Our real estate portfolio was approximately 85% leased as of June 30, 2010 and approximately 84% leased as of December 31, 2009.  Several properties in our portfolio have significant lease roll scheduled to occur during the remainder of 2010 and, as a consequence, we expect occupancy and rental income for those properties to be lower in 2010.  However, we believe that we will be successful in re-leasing all or some portion of that vacated space in 2010 and, during the second quarter, we saw significant prospective tenant interest at most of those properties.  Successful re-leasing efforts during the remainder of 2010 would favorably position us going into 2011, as more modest scheduled lease expirations of approximately 7%, 8% and 8% of our square footage are projected in 2011, 2012 and 2013, respectively.

While we cannot generally predict when existing vacancy in our real estate portfolio will be leased or if existing tenants with expiring leases will renew their leases or what the terms and conditions of the lease renewals will be, we expect to renew or sign new leases at current market rates for locations in which the buildings are located, which in many cases may be below the expiring rates.  Also, in light of the current economic conditions, we believe the potential for any of our tenants to default on its lease or to seek the protection of bankruptcy still exists.  If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment.  In addition, at any time, a tenant of one of our properties may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders.

  Acquisitions

Our property acquisition efforts in the second quarter of 2010 culminated in our acquisition on June 29, 2010 of two office buildings totaling approximately 470,000 square feet located in downtown Minnesota for a purchase price of approximately $40.5 million excluding closing costs and adjustments.  We continue to pursue acquisition opportunities and anticipate that those efforts could result in one or more additional property acquisitions during the remainder of 2010.  New property acquisitions are anticipated to provide additional accretive rental income.

  Dispositions

We continue to evaluate our portfolio, and in the future may decide to dispose of properties from time-to-time in the ordinary course of business.  We believe that the current property sales environment remains challenged relative to both liquidity and pricing.  However, we also believe that we are witnessing improving pricing and liquidity in certain markets, extending a trend that we believe began in the second half of 2009.  We believe that both improving office property fundamentals as well as plentiful and attractive financing availability will likely be required to meaningfully improve the marketplace for property dispositions.  As an important part of our total return strategy, we intend to be active in property dispositions when we believe that market conditions warrant such activity.

Investment Banking/Investment Services

Unlike our real estate operations business, which provides a rental revenue stream which is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature.  Equity raised for Sponsored REIT syndications was $10.4 million during the six months ended June 30, 2010 compared to $0.6 million for the six months ended June 30, 2009.  For the year ended December 31, 2009, syndication proceeds decreased 29.6% to $40.4 million compared to $57.4 million in 2008.  We do not currently have any open private placement offerings.

In May 2008, one of our Sponsored REITs, FSP 385 Interlocken Development Corp., began development of an office property located in Broomfield, Colorado.  Permanent equity capitalization of the property was structured as a private placement offering of preferred stock totaling $38 million, $37.8 million of which had been closed in as of June 30, 2010.  This private placement offering was completed on July 9, 2010.  In December 2009, one of our Sponsored REITs, FSP Lakeside Crossing II Corp., purchased an office property located in Maryland Heights, Missouri.  Permanent equity capitalization of the property was structured as a private placement stock offering totaling $21 million, and was fully subscribed in the fourth quarter of 2009.  Also in December 2009, one of our Sponsored REITs, FSP Centre Pointe V Corp., purchased an office property located in West Chester, Ohio.  Permanent equity capitalization of the property was structured as a private placement preferred stock offering totaling $25 million, of which $24.9 million had been raised as of June 30, 2010.  This private placement offering was completed on July 9, 2010.

The slowdown in our investment banking business actually began in the third quarter of 2007 and, at this point, it remains unclear when or if a higher volume of equity investment will return.  Business in this area, while always uncertain, has been affected by the uncertainty surrounding the future performance of commercial property markets and the amount of available mortgage financing for adequate capitalization of those markets.  While we believe that general investor confidence and interest in commercial real estate investing continues to slowly improve, capital raising efforts over any specific period of time will likely remain unpredictable.  In addition, the timing of property acquisitions that could be attractive for syndication is also unpredictable.  While still optimistic that our investment banking/investment services business for full year 2010 will show an increase over 2009, our ability to source and acquire attractive real estate investment properties will likely be the controlling factor.  We also continue to rely solely on our in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time (i.e., invest in a Sponsored REIT).  We continue to evaluate whether our in-house sales force is capable, either through our existing client base or through new clients, of raising sufficient investment capital in Sponsored REITs to achieve future performance objectives.

The following table shows results for the three months ended June 30, 2010 and 2009:

(in thousands)
	Three months ended June 30,
Revenue:	2010	2009	Change
Rental	$29,261	$29,254	$7
Related party revenue:
Syndication fees	541	29	512
Transaction fees	753	514	239
Management fees and interest income from loans	558	317	241
Other	6	18	(12)
Total revenue	31,119	30,132	987

Expenses:
Real estate operating expenses	7,358	7,144	214
Real estate taxes and insurance	4,318	4,686	(368)
Depreciation and amortization	9,243	10,225	(982)
Selling, general and administrative	2,559	2,127	432
Commissions	336	40	296
Interest	1,736	1,599	137
Total expenses	25,550	25,821	(271)

Income before interest income, equity in earnings in non-consolidated REITs and taxes	5,569	4,311	1,258
Interest income	9	36	(27)
Equity in earnings of non-consolidated REITs	380	443	(63)

Income before taxes	5,958	4,790	1,168
Income tax expense (benefit)	4	(75)	79

Net income	5,954	$4,865	$1,089

Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009:

Revenues

Total revenues increased by $1.0 million to $31.1 million for the quarter ended June 30, 2010, as compared to the quarter ended June 30, 2009.  The increase was primarily a result of:

o
A $0.8 million increase in syndication fees and transaction (loan commitment) fees, which was principally a result of an increase in gross syndication proceeds for the quarter ended June 30, 2010 compared to the same period in 2009.

o
A $0.2 million increase in interest from loan interest income from Sponsored REITs, which was principally a result of a larger loan receivable balance during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, from which interest income is derived.

Expenses

Total expenses decreased by $0.3 million to $25.5 million for the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009.  The increase was primarily a result of:

o
A decrease in depreciation and amortization of approximately $1.0 million.  During the three months ended June 30, 2009 depreciation and amortization was accelerated on lease related assets from a tenant that filed for bankruptcy and vacated space leased at a property in Virginia.  The decrease in depreciation and amortization was partially offset by increased depreciation and amortization from the acquisition of two properties located in Virginia and Minnesota in June 2009, and the acquisition of another property in Virginia in September 2009.

o
A decrease in real estate operating expenses and real estate taxes and insurance of approximately $0.1 million, which was primarily a result of a real estate tax abatement of $0.4 million from a property in Illinois, which was partially offset by increased expenses from the acquisition of two properties located in Virginia and Minnesota in June 2009, and the acquisition of another property in Virginia in September 2009.

These decreases were partially offset by:

o
An increase in general and administrative expenses of $0.4 million, which was primarily the result of an increase to compensation of $0.3 million and acquisition costs of $0.1 million.  We had 42 and 40 employees as of June 30, 2010 and 2009, respectively, at our headquarters in Wakefield.

o
An increase in commission expenses of $0.3 million, which was principally a result of an increase in gross syndication proceeds for the three months ended June 30, 2010 compared to the same period in 2009.

o
An increase in interest expense of $0.1 million, which was principally a result of an increase to the amount outstanding on our Revolver during the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Equity in earnings of non-consolidated REITs

Equity in earnings from non-consolidated REITs decreased approximately $63,000 to $380,000 during the three months ended June 30, 2010 compared to $443,000 during the same period in 2009.  The decrease was primarily due to lower equity in income from our investment in FSP 303 East Wacker Drive Corp., which we refer to as East Wacker.

Taxes on income

Taxes on income increased $79,000 to $4,000 for the three months ended June 30, 2010 compared to a benefit of $75,000 for the three months ended June 30, 2009.  The benefit in 2010 was reduced, as we have carried back losses in prior years and placed a valuation allowance on future tax benefits.  Tax losses are primarily from reduced activity in the investment banking and investment services business.  Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues at Texas properties.

Net income

Net income for the three months ended June 30, 2010 was $6.0 million compared to $4.9 million for the three months ended June 30, 2009, for the reasons described above.

The following table shows results for the six months ended June 30, 2010 and 2009:

(in thousands)
	Six months ended June 30,
Revenue:	2010	2009	Change
Rental	$60,060	$59,072	$988
Related party revenue:
Syndication fees	662	39	623
Transaction fees	899	542	357
Management fees and interest income from loans	1,091	862	229
Other	15	36	(21)
Total revenue	62,727	60,551	2,176

Expenses:
Real estate operating expenses	15,331	14,424	907
Real estate taxes and insurance	9,564	9,515	49
Depreciation and amortization	18,462	18,139	323
Selling, general and administrative	4,730	4,135	595
Commissions	450	170	280
Interest	3,388	3,176	212
Total expenses	51,925	49,559	2,366

Income before interest income, equity in earnings (losses) in non-consolidated REITs and taxes	10,802	10,992	(190)
Interest income	17	72	(55)
Equity in earnings in non-consolidated REITs	633	1,235	(602)

Income before taxes	11,452	12,299	(847)
Income tax benefit	(64)	(374)	310

Net income	$11,516	$12,673	$(1,157)

Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009:

Revenues

Total revenues increased by $2.2 million to $62.7 million for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009.  The increase was primarily a result of:

o
An increase in rental revenue of approximately $1.0 million arising primarily from the acquisition of two properties located in Virginia and Minnesota in June 2009, and the acquisition of another property in Virginia in September 2009, that were included in the results for the six months ended June 30, 2010.  These increases were partially offset by the loss of rental income from expiring leases, primarily from tenants that leased space in properties in Colorado, Texas and Virginia that were included in the results for the six months ended June 30, 2009.

o
A $1.0 million increase in syndication fees and transaction (loan commitment) fees, which was principally a result of an increase in gross syndication proceeds for the six months ended June 30, 2010 compared to the same period in 2009.

o
A $0.2 million increase in interest from loan interest income from Sponsored REITs, which was principally a result of a larger loan receivable balance during the six months ended June 30, 2010 as compared the six months ended June 30, 2009, from which interest income is derived.

Expenses

Total expenses increased by $2.4 million to $51.9 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.  The increase was primarily a result of:

o
An increase in real estate operating expenses and real estate taxes and insurance of approximately $1.0 million, and depreciation of $0.3 million, which were primarily from the acquisition of two properties located in Virginia and Minnesota in June 2009, and the acquisition of another property in Virginia in September 2009. In addition, depreciation and amortization during the six months ended June 30, 2009 was accelerated on lease related assets from a tenant that filed for bankruptcy and vacated space leased at a property in Virginia.

o
An increase in general and administrative expenses of $0.6 million, which was primarily the result of an increase to compensation of $0.3 million, acquisition costs of $0.1 million and $0.1 million in professional fees.  We had 42 and 40 employees as of June 30, 2010 and 2009, respectively, at our headquarters in Wakefield.

o
An increase in commission expenses of $0.3 million, which was principally a result of an increase in gross syndication proceeds for the six months ended June 30, 2010 compared to the same period in 2009.

o
An increase in interest expense of $0.2 million, which was principally a result of an increase to the amount outstanding on our Revolver during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Equity in earnings of non-consolidated REITs

Equity in earnings from non-consolidated REITs decreased approximately $0.6 million to $0.6 million during the six months ended June 30, 2010 compared to $1.2 million during the same period in 2009.  The decrease was primarily due to lower equity in income of the Company’s investment in East Wacker.

Taxes on income

Taxes on income increased $310,000 for the six months ended June 30, 2010 to a tax benefit of $64,000, compared to a benefit of $374,000 million for the six months ended June 30, 2009.  The benefit in 2010 was reduced, as we have carried back losses in prior years and placed a valuation allowance on future tax benefits.  Tax losses are primarily from reduced activity in the investment banking and investment services business.  Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues at Texas properties.

Net income

Net income for the six months ended June 30, 2010 was $11.5 million compared to $12.7 million for the six months ended June 30, 2009, for the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $21.5 million and $27.4 million at June 30, 2010 and December 31, 2009, respectively. This decrease of $5.9 million is attributable to $21.1 million provided by operating activities less $50.7 million used by investing activities and $23.7 million provided by financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations, cash anticipated to be generated by the sale of preferred stock in future Sponsored REITs and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly formed Sponsored REITs.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of interest on the part of investors in purchasing shares of Sponsored REITs and the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $21.1 million is primarily attributable to net income of $11.5 million plus the add-back of $17.8 million of non-cash activities, $2.7 million of distributions from non-consolidated REITs, a $0.4 million decrease in tenant rent receivables, a $0.3 million decrease in restricted cash and a $0.2 million increase in tenant security deposits.   These increases were partially offset by a $4.5 million decrease in accounts payable and accrued liabilities, $7.1 million in payments of leasing commissions and a $0.2 million increase in prepaid expenses.

Investing Activities

Our cash used for investing activities for the six months ended June 30, 2010 of $50.7 million is primarily attributable to additions to real estate investments and office equipment of approximately $45.8 million and secured loans made to Sponsored REITs of approximately $9.7 million.  These uses were partially offset by a decrease in assets held for syndication of $4.8 million.

Financing Activities

Our cash provided by financing activities for the six months ended June 30, 2010 of $23.7 million is primarily attributable to borrowings under our Revolver of $54.0 million and was partially offset by distributions paid to stockholders of $30.3 million.

Revolver

The Revolver is with a group of banks for borrowings at our election of up to $250,000,000 and matures on August 11, 2011.  Borrowings under the Revolver bear interest at either the bank's prime rate (3.25% at June 30, 2010) or a rate equal to LIBOR plus 100 basis points (1.35% at June 30, 2010).  There were borrowings of $162,968,000 and $109,008,000 at the LIBOR plus 100 basis point rate at a weighted average rate of 1.35% and 1.34% outstanding under the Revolver at June 30, 2010 and December 31, 2009, respectively.  The weighted average interest rate on amounts outstanding during the six months ended June 30, 2010 and 2009 was approximately 1.29% and 1.46%, respectively; and for the year ended December 31, 2009 was approximately 1.34%.  As of June 30, 2010, we were in compliance with all bank covenants under the Revolver.

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

Term Loan

On October 15, 2008, we closed on a $75 million unsecured term loan facility with three banks.  Proceeds from the Term Loan were used to reduce the outstanding principal balance on the Revolver.  The Term Loan has an initial three-year term that matures on October 15, 2011.  In addition, we have the right to extend the initial maturity date for up to two successive one-year periods, or until October 15, 2013 if both extensions are exercised.  Each extension has a 15 basis point fee if elected. We fixed the interest rate for the initial three-year term of the Term Loan at 5.84% per annum pursuant to an interest rate swap agreement.  As of June 30, 2010, we were in compliance with all bank covenants under the Term Loan.

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

On May 6, 2010, we entered into an on demand offering sales agreement that allows us to offer and sell up to an aggregate gross sales price of $75 million of our common stock from time to time.  Sales of shares of our common stock, if any, will depend upon market conditions and other factors determined by us and may be deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE Amex or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by us in writing.  We have no obligation to sell any shares of our common stock, and may at any time suspend solicitation and offers.  We have not sold any shares under the demand offering sales agreement.

As of June 30, 2010, we have an automatic shelf registration statement on Form S-3 on file with the SEC relating to the offer and sale, from time to time, of an indeterminate amount of our common stock.  From time to time, we expect to issue additional shares of our common stock under our automatic shelf registration statement or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of June 30, 2010, we were committed to fund up to $85.8 million to six Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $46.3 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long-term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Assets Held for Syndication

During the six months ended June 30, 2010 and at December 31, 2009, we had one asset held for syndication for a property in West Chester, Ohio, which was fully subscribed on July 9, 2010.  The loan to this syndication was repaid on June 29, 2010.

Related Party Transactions

In November 2009, we commenced the syndication of FSP Centre Pointe V Corp., which was in process as of June 30, 2010 and was completed on July 9, 2010.  In September 2009, we commenced the syndication of FSP Lakeside Crossing II Corp., which was completed December 15, 2009.  In May 2008, we commenced the syndication of FSP 385 Interlocken Development Corp., which was in process as of June 30, 2010 and was completed on July 9, 2010.  During 2007, we commenced the syndication of FSP Grand Boulevard Corp., which was completed May 29, 2009.  As part of this syndication, we purchased the final 175.5 shares of its preferred stock for approximately $15 million on May 29, 2009, representing an approximately 27% interest.

We have drawn on the Revolver, and intend to draw on the Revolver in the future for a variety of corporate purposes, including the acquisition of properties that we acquire directly for our portfolio and for loans to Sponsored REITs, including the Acquisition Loans and the Sponsored REIT Loans described below.  Additional Information about our Acquisition Loans and our Sponsored REIT Loans outstanding as of June 30, 2010, including a summary table of the Sponsored REIT Loans, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities – Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Loans to Sponsored REITs

Acquisition Loans

We typically make an acquisition loan to each Sponsored REIT which is secured by a mortgage on the borrower’s real estate.  These loans enable Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests.  We refer to these loans as Acquisition Loans.  We anticipate that each Acquisition Loan will be repaid at maturity or earlier from the proceeds of the Sponsored REIT’s equity offering.  Each Acquisition Loan has a term of two years and bears interest at the same rate paid by FSP Corp. for borrowings under the Revolver.  We had no Acquisition Loans outstanding at June 30, 2010.  We had one Acquisition Loan outstanding for the syndication of FSP Centre Pointe V Corp., as of December 31, 2009.  Acquisition Loans are classified as assets held for syndication.

Sponsored REIT Loans

From time-to-time we may also make secured loans to Sponsored REITs to fund construction costs, capital expenditures, leasing costs and other purposes.  We refer to these loans as Sponsored REIT Loans.  Since December 2007, we have provided Sponsored REIT Loans in the form of revolving lines of credit to five Sponsored REITs, or to wholly-owned subsidiaries of those Sponsored REITs, and a construction loan to one wholly-owned subsidiary of another Sponsored REIT.  We anticipate that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financing of the property securing the loan, cash flows from that underlying property or some other capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years.  Advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon number of basis points and most advances also require a 50 basis point draw fee.  During the six months ended June 30, 2009, we received a $210,000 loan commitment fee at the time of the closing of the Sponsored REIT Loan that is structured as a construction loan.  As of June 30, 2010 we were committed to fund Sponsored REIT Loans up to $85.8 million to six Sponsored REITs, of which $46.3 million was drawn and outstanding.

Additional Information about our Acquisition Loans and our Sponsored REIT Loans outstanding as of June 30, 2010, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities – Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the three and six months ended June 30, 2010 and 2009, the rental income exceeded the expenses for each individual property, with the exception of our property located in Federal Way, Washington, our property located in Southfield, Michigan and our property located in Glen Allen, Virginia.

Our property located in Federal Way, Washington had a single tenant lease, which expired September 14, 2006.  During 2007 and 2008, we signed leases with three tenants and in 2009 with an additional two for an aggregate total of approximately 26% of the space, which generated rental income of $151,000 and $252,000 for the three and six months ended June 30, 2010, respectively, and had operating expenses of $155,000 and $296,000 for the three and six months ended June 30, 2010, respectively.  The property generated rental income of $79,000 and $159,000 for the three and six months ended June 30, 2009, respectively, and had operating expenses of $139,000 and $270,000 for the three and six months ended June 30, 2009, respectively.

Our property located in Southfield, Michigan with approximately 215,000 square feet of rentable space, had rental revenue that covered ordinary annual operating expenses for the three and six months ended June 30, 2009.  However, the property had a lease with a tenant for approximately 138,000 square feet of space that expired on July 31, 2009.  The tenant re-leased approximately 83,000 square feet and vacated approximately 55,000 square feet.  On September 15, 2009, a lease with a different tenant at the property expired and approximately 17,000 square feet of space was vacated.  As a result the leases in place generated rental income of $354,000 and $708,000 for the three and six months ended June 30, 2010, respectively, and had operating expenses of $449,000 and $1,012,000 for the three and six months ended June 30, 2010, respectively.

Our property located at Glen Allen, Virginia with approximately 304,000 square feet of rentable space, had rental revenue that covered ordinary annual operating expenses for the three and six months ended June 30, 2009.  The single tenant lease at this property expired on October 31, 2009.  As of June 30, 2010, several leases had been executed and the property was approximately 35% leased.  As a result, the leases in place generated rental income of $435,000 and $760,000 for the three and six months ended June 30, 2010, respectively, and had operating expenses of $358,000 and $769,000 for the three and six months ended June 30, 2010, respectively.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: August 3, 2010	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: August 3, 2010	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

10.1 (3)	Baird On Demand Offering Sales Agreement between FSP Corp. and Robert W. Baird & Co. Incorporated dated May 6, 2010.

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Table regarding investors in Sponsored REITs.

101**
The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to Exhibit 3.1 to FSP Corp.’s Form 8-A, filed on April 5, 2005 (File No. 001-32470).

(2)	Incorporated by reference to Exhibit 3.1 to FSP Corp.’s Current Report on Form 8-K, filed on May 15, 2006 (File No. 001-32470).

(3)	Incorporated by reference to Exhibit 1.1 to FSP Corp.’s Current Report on Form 8-K, filed on May 7, 2010 (File No. 001-32470).

*	Filed herewith.
**
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.