Form 10-Q
period 2010-09-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2010-11-02
CIK 1031316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010.

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

The number of shares of common stock outstanding as of October 29, 2010 was 79,837,405.

Franklin Street Properties Corp.

Form 10-Q

Quarterly Report
September 30, 2010

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

Franklin Street Properties Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(in thousands, except share and par value amounts)	2010	2009
Assets:
Real estate assets:
Land	$135,075	$126,447
Buildings and improvements	915,977	894,012
Fixtures and equipment	458	328
	1,051,510	1,020,787
Less accumulated depreciation	118,821	98,954
Real estate assets, net	932,689	921,833
Acquired real estate leases, less accumulated amortization
of $22,344 and $34,592, respectively	53,344	44,757
Investment in non-consolidated REITs	89,995	92,910
Assets held for syndication, net	-	4,827
Cash and cash equivalents	20,554	27,404
Restricted cash	55	334
Tenant rent receivables, less allowance for doubtful accounts
of $1,540 and $620, respectively	2,123	1,782
Straight-line rent receivable, less allowance for doubtful accounts
of $700 and $100, respectively	16,157	10,754
Prepaid expenses	2,511	2,594
Related party mortgage loan receivable	53,756	36,535
Other assets	852	844
Office computers and furniture, net of accumulated depreciation
of $450 and $1,233, respectively	535	384
Deferred leasing commissions, net of accumulated amortization
of $6,455, and $4,995, respectively	16,626	10,808
Total assets	$1,189,197	$1,155,766

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$167,968	$109,008
Term loan payable	75,000	75,000
Accounts payable and accrued expenses	25,064	23,787
Accrued compensation	1,334	1,416
Tenant security deposits	1,922	1,808
Other liabilities: derivative termination value	1,416	2,076
Acquired unfavorable real estate leases, less accumulated amortization of
$2,824, and $2,492, respectively	6,206	5,397
Total liabilities	278,910	218,492

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.0001 par value, 180,000,000 shares authorized, 79,837,405 and
79,680,705 shares issued and outstanding, respectively	8	8
Additional paid-in capital	1,005,211	1,003,713
Accumulated other comprehensive loss	(1,416)	(2,076)
Accumulated distributions in excess of accumulated earnings	(93,516)	(64,371)
Total stockholders’ equity	910,287	937,274
Total liabilities and stockholders’ equity	$1,189,197	$1,155,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009

Revenue:
Rental	$31,368	$31,702	$91,428	$90,774
Related party revenue:
Syndication fees	20	-	682	39
Transaction fees	246	1	1,145	543
Management fees and interest income from loans	630	370	1,721	1,232
Other	20	19	35	55
Total revenue	32,284	32,092	95,011	92,643

Expenses:
Real estate operating expenses	8,737	7,752	24,068	22,176
Real estate taxes and insurance	4,839	5,364	14,403	14,879
Depreciation and amortization	10,414	8,801	28,876	26,940
Selling, general and administrative	2,074	2,243	6,804	6,378
Commissions	16	8	466	178
Interest	1,892	1,744	5,280	4,920

Total expenses	27,972	25,912	79,897	75,471

Income before interest income, equity in earnings of
non-consolidated REITs and taxes	4,312	6,180	15,114	17,172
Interest income	4	16	21	88
Equity in earnings of non-consolidated REITs	404	475	1,037	1,710

Income before taxes on income	4,720	6,671	16,172	18,970
Income tax expense benefit	(37)	(270)	(101)	(644)

Net income	$4,757	$6,941	$16,273	$19,614

Weighted average number of shares outstanding,
basic and diluted	79,751	71,281	79,704	70,750

Net income per share, basic and diluted	$0.06	$0.10	$0.20	$0.28

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$16,273	$19,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	29,078	27,141
Amortization of above market lease	1,243	2,544
Equity in earnings of non-consolidated REITs	(1,037)	(1,710)
Distributions from non-consolidated REITs	3,923	4,257
Increase in bad debt reserve	920	111
Changes in operating assets and liabilities:
Restricted cash	279	5
Tenant rent receivables	(1,261)	(182)
Straight-line rents, net	(2,961)	(849)
Prepaid expenses and other assets, net	(126)	(472)
Accounts payable and accrued expenses	615	4,294
Accrued compensation	(82)	(904)
Tenant security deposits	114	(117)
Payment of deferred leasing commissions	(7,894)	(2,202)
Net cash provided by operating activities	39,084	51,530
Cash flows from investing activities:
Purchase of real estate assets, office computers and furniture	(48,659)	(130,819)
Investment in non-consolidated REITs	(2)	(13,200)
Investment in related party mortgage loan receivable	(17,221)	(22,139)
Investment in assets held for syndication, net	4,858	13,017
Net cash used in investing activities	(61,024)	(153,141)
Cash flows from financing activities:
Distributions to stockholders	(45,418)	(40,173)
Proceeds from equity offering, net	1,548	115,385
Borrowings under bank note payable	58,960	23,540
Net cash provided by financing activities	15,090	98,752
Net decrease in cash and cash equivalents	(6,850)	(2,859)
Cash and cash equivalents, beginning of period	27,404	29,244
Cash and cash equivalents, end of period	$20,554	$26,385

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$2,548	$1,291
Accrued costs for equity offering	$50	$674

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Condensed Consolidated Statements of Other Comprehensive Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009

Net income	$4,757	$6,941	$16,273	$19,614

Other comprehensive income:
Unrealized gain on derivative financial instruments	319	125	660	830
Total other comprehensive income	319	125	660	830

Comprehensive income	$5,076	$7,066	$16,933	$20,444

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

The Company owns and operates a portfolio of real estate, which consisted of 33 properties as of September 30, 2010.  From time-to-time, the Company may acquire real estate or invest in real estate by purchasing shares of preferred stock offered in syndications of Sponsored REITs.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s investment in real estate assets, excluding assets held for syndication and assets held for sale:

	As of September 30,
	2010	2009
Commercial real estate:
Number of properties	33	32
Rentable square feet	6,417,299	5,934,624

On June 29, 2010, the Company acquired a property consisting of two office buildings totaling approximately 470,000 square feet, located in downtown Minneapolis, Minnesota.  The buildings were acquired for a purchase price of approximately $40.5 million excluding closing costs and adjustments.

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

The accompanying interim financial statements are unaudited.  The financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other period.

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

2.      Investment Banking/Investment Services Activity

During the nine months ended September 30, 2010, the Company sold on a best efforts basis, through private placements, preferred stock in the following Sponsored REITs:

Sponsored REIT	Property Location	Gross Proceeds (1)
		(in thousands)
FSP 385 Interlocken Development Corp.	Broomfield, CO	$4,525
FSP Centre Pointe V Corp.	West Chester, OH	6,175
	Total	$10,700

(1)   The syndication of FSP 385 Interlocken Development Corp., which commenced in May 2008, and the syndication of FSP Centre Pointe V Corp., which commenced in December 2009, were both completed on July 9, 2010.

3.      Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At September 30, 2010, the Company held an interest in 14 fully syndicated Sponsored REITs and the Company no longer derives economic benefits or risks from the common stock interest that is retained in them.  The Company holds a non-controlling preferred stock investment in three of these Sponsored REITs, FSP Phoenix Tower Corp. (“Phoenix Tower”), FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.      Related Party Transactions and Investments in Non-consolidated Entities (continued)

Equity in earnings of investment in non-consolidated REITs:

The following table includes equity in earnings of investments in non-consolidated REITs:

	Nine Months Ended
	September 30,
(in thousands)	2010	2009

Equity in earnings of Sponsored REITs	$161	$141
Equity in earnings (losses) of Phoenix Tower	(43)	11
Equity in earnings of East Wacker	720	1,441
Equity in earnings of Grand Boulevard	199	117
	$1,037	$1,710

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

The Company recorded distributions declared of $3,923,000 and $4,257,000 from non-consolidated REITs during the nine months ended September 30, 2010 and 2009, respectively.

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

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.      Related Party Transactions and Investments in Non-consolidated Entities (continued)

The operating data below for 2010 includes operations of the 14 Sponsored REITs the Company held an interest in as of September 30, 2010.  The operating data for 2009 includes operations of the 13 Sponsored REITs the Company held an interest in as of September 30, 2009.

At September 30, 2010, December 31, 2009 and September 30, 2009, the Company had ownership interests in 14, 14 and 13 Sponsored REITs, respectively.  Summarized financial information for these Sponsored REITs is as follows:

	September 30,	December 31,
(in thousands)	2010	2009

Balance Sheet Data (unaudited):
Real estate, net	$722,080	$724,517
Other assets	105,147	104,199
Total liabilities	(226,683)	(216,102)
Shareholders' equity	$600,544	$612,614

	For the Nine Months Ended
	September 30,
(in thousands)	2010	2009

Operating Data (unaudited):
Rental revenues	$68,383	$71,966
Other revenues	140	327
Operating and maintenance expenses	(38,206)	(38,178)
Depreciation and amortization	(20,464)	(18,330)
Interest expense	(6,847)	(6,225)
Net income	$3,006	$9,560

Syndication fees and Transaction fees:

The Company provides syndication and real estate acquisition advisory services for Sponsored REITs.  Syndication, development and transaction fees from non-consolidated entities amounted to approximately $1,827,000 and $582,000 for the nine months ended September 30, 2010 and 2009, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $599,000 and $664,000 for the nine months ended September 30, 2010 and 2009, respectively.

The Company typically makes an acquisition loan (“Acquisition Loans”) to each Sponsored REIT which is secured by a mortgage on the borrower’s real estate.  These loans enable Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests.  The Company anticipates that each Acquisition Loan will be repaid at maturity or earlier from the proceeds of the Sponsored REIT’s equity offering.  Each Acquisition Loan has a term of two years and bears interest at the same rate paid by FSP Corp. for borrowings under the Revolver.  The Company had no Acquisition Loans outstanding as of September 30, 2010.  The Company had one Acquisition Loan outstanding for the syndication of FSP Centre Pointe V Corp. as of December 31, 2009.  Acquisition Loans are classified as assets held for syndication.

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

The following is a summary of the Sponsored REIT Loans outstanding as of September 30, 2010:

(dollars in 000's)		Maximum	Amount				Rate in
	Maturity	Amount	Drawn at	Interest		Draw	Effect at
Sponsored REIT	Date	of Loan	30-Sep-10	Rate (1)		Fee (2)	30-Sep-10

Revolving lines of credit
FSP Highland Place I Corp.	31-Dec-10	$5,500	$1,125	L	+2%	n/a	2.26%
FSP Satellite Place Corp.	31-Mar-12	5,500	5,500	L	+3%	0.5%	3.26%
FSP 1441 Main Street Corp.(a)	31-Mar-12	10,800	5,800	L	+3%	0.5%	3.26%
FSP 505 Waterford Corp.	30-Nov-11	7,000	550	L	+3%	0.5%	3.26%
FSP Phoenix Tower Corp. (b)	30-Nov-11	15,000	4,600	L	+3%	0.5%	3.26%

Construction loan
FSP 385 Interlocken
Development Corp. (c) (d)	30-Apr-12	42,000	36,181	L	+3%	n/a	3.26%

		$85,800	$53,756

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

The Company recognized interest income and fees from the Acquisition Loan and Sponsored REIT Loans of approximately $1,122,000 and $568,000 for the nine months ended September 30, 2010 and 2009, respectively.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.      Bank Note Payable and Term Note Payable

As of September 30, 2010, the Company had a bank note payable, which is an unsecured revolving line of credit (the “Revolver”) for advances of up to $250 million that matures on August 11, 2011, and a term note payable, which is an unsecured term loan (the “Term Loan”) of $75 million that matures in October 2011 with two one-year extensions available at the Company’s election.  Each extension of the Term Loan has a 15 basis point fee if elected.  The Revolver and the Term Loan are with a group of banks. The Company believes that a new loan or loans will be in place on or before the respective maturity dates of the Revolver and the Term Loan.

The Revolver and Term Loan include restrictions on property liens and require compliance with various financial covenants. Financial covenants include the maintenance of at least $1.5 million in operating cash accounts, a minimum unencumbered cash and liquid investments balance and tangible net worth, limitations on permitted secured debt and compliance with various debt and operating income ratios, as defined in the loan agreement.  The Company was in compliance with the Revolver and Term Loan financial covenants as of September 30, 2010 and December 31, 2009, respectively.

Revolver

The Company’s Revolver is an unsecured revolving line of credit with a group of banks that provides for borrowings at the Company’s election of up to $250 million.  The Revolver matures on August 11, 2011.  Borrowings under the Revolver bear interest at either the bank's prime rate (3.25% at September 30, 2010) or a rate equal to LIBOR plus 100 basis points (1.26% at September 30, 2010).

There were borrowings of $167,968,000 and $109,008,000 at the LIBOR plus 100 basis point rate at a weighted average rate of 1.26% and 1.34% outstanding under the Revolver at September 30, 2010 and December 31, 2009, respectively.  The weighted average interest rate on amounts outstanding during the nine months ended September 30, 2010 and 2009 was approximately 1.29% and 1.34%, respectively; and for the year ended December 31, 2009 was approximately 1.34%.

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

5.      Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at September 30, 2010 and 2009.

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

The following table summarizes the notional and fair value of the Company’s derivative financial instrument at September 30, 2010.  The notional value is an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	$75,000	5.840%	10/2008	10/2011	$(1,416)

On September 30, 2010, the derivative instrument was reported as an obligation at its fair value of approximately $1.4 million.  This is included in other liabilities: derivative termination value on the condensed consolidated balance sheet at September 30, 2010.  Offsetting adjustments are represented as deferred gains or losses in accumulated other comprehensive loss of $1.4 million.  Over time, the unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $1.4 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.  We are hedging exposure to variability in future cash flows for forecasted future interest payments on existing debt.

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

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.      Stockholders’ Equity

As of September 30, 2010, the Company had 79,837,405 shares of common stock outstanding.

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

On May 6, 2010, the Company entered into an on demand offering sales agreement whereby the Company may offer and sell up to an aggregate gross sales price of $75 million of its common stock from time to time (the “Sales Program”).  Sales of shares of the Company’s common stock depend upon market conditions and other factors determined by the Company and may be deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE Amex or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by the Company in writing.  The Company has no obligation to sell any shares of its common stock, and may at any time suspend solicitation and offers. During the three months ended September 30, 2010, the Company sold 156,700 shares of its common stock under the Sales Program at an average price of $12.06 per share, for which $38,000 was payable to the placement/sales agent, raising net proceeds of approximately $1.5 million.

The Company declared and paid dividends as follows (in thousands, except per share amounts):

Quarter Paid	Dividends Per Share	Total Dividends

First quarter of 2010	$0.19	$15,139
Second quarter of 2010	$0.19	$15,140
Third quarter of 2010	$0.19	$15,139

First quarter of 2009	$0.19	$13,391
Second quarter of 2009	$0.19	$13,391
Third quarter of 2009	$0.19	$13,391

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

The calculation of FFO by business segment for the three and nine months ended September 30, 2010 are shown in the following table:

(in thousands)	Real Estate Operations	Investment Banking/ Investment Services	Total
Three Months Ended March 31, 2010
Net income (loss)	$6,041	$(479)	$5,562
Equity in income of non-consolidated REITs	(253)	-	(253)
Distributions from non-consolidated REITs	1,407	-	1,407
Depreciation and amortization	9,901	33	9,934

Funds From Operations	$17,096	$(446)	$16,650

Three Months Ended June 30, 2010
Net income (loss)	$5,691	$263	$5,954
Equity in income of non-consolidated REITs	(380)	-	(380)
Distributions from non-consolidated REITs	1,324	-	1,324
Acquisition costs	129	-	129
Depreciation and amortization	9,636	39	9,675

Funds From Operations	$16,400	$302	$16,702

Three Months Ended September 30, 2010
Net income (loss)	$5,158	$(401)	$4,757
Equity in income of non-consolidated REITs	(404)	-	(404)
Distributions from non-consolidated REITs	1,192	-	1,192
Acquisition costs	(4)	-	(4)
Depreciation and amortization	10,445	66	10,511

Funds From Operations	$16,387	$(335)	$16,052

Nine Months Ended September 30, 2010
Net income (loss)	$16,890	$(617)	$16,273
Equity in income of non-consolidated REITs	(1,037)	-	(1,037)
Distributions from non-consolidated REITs	3,923	-	3,923
Acquisition costs	125	-	125
Depreciation and amortization	29,982	138	30,120

Funds From Operations	$49,883	$(479)	$49,404

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.      Business Segments (continued)

The calculation of FFO by business segment for the three and nine months ended September 30, 2009 are shown in the following table:

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

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.      Business Segments (continued)

The following table is a summary of other financial information by business segment:

(in thousands)	Real Estate Operations	Investment Banking/ Investment Services	Total
Three Months Ended September 30, 2010:
Revenue	$32,018	$266	$32,284
Interest income	4	-	4
Interest expense	1,892	-	1,892
Capital expenditures	4,219	87	4,306

Nine Months Ended September 30, 2010
Revenue	$93,184	$1,827	$95,011
Interest income	20	1	21
Interest expense	5,280	-	5,280
Capital expenditures	7,275	149	7,424

Investments in non-consolidated REITs	$89,995	$-	$89,995
Identifiable assets as of September 30, 2010	1,184,582	4,615	1,189,197

Three Months Ended September 30, 2009
Revenue	$32,091	$1	$32,092
Interest income	16	-	16
Interest expense	1,744	-	1,744
Capital expenditures	1,818	23	1,841

Nine Months Ended September 30, 2009
Revenue	$92,061	$582	$92,643
Interest income	85	3	88
Interest expense	4,920	-	4,920
Capital expenditures	6,053	212	6,265

Investments in non-consolidated REITs	$93,936	$-	$93,936
Identifiable assets as of September 30, 2009	1,142,459	3,316	1,145,775

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

The income tax expense (benefit) reflected in the condensed consolidated statements of income relates to the TRSs and a franchise tax in Texas (described below).  The expense (benefit) differs from the amounts computed by applying the federal statutory rate to income before taxes as follows:

	For the
	Nine Months Ended
	September 30,
(in thousands)	2010	2009

Federal income tax benefit at statutory rate	$(526)	$(830)
Increase (decrease) in taxes resulting from:
State income tax benefit, net of federal impact	(96)	(158)
Valuation allowance on tax benefit	360	158
Revised Texas franchise tax	161	186
Income tax benefit	$(101)	$(644)

Taxes on income are a current tax expense.  No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.  A valuation allowance of approximately $360,000 was recorded to reduce the tax benefit resulting from the 2010 loss attributable to FSP Investments as future use of the tax benefit at the federal and state level may be uncertain.   FSP Investments has approximately a $830,000 federal tax benefit arising from a loss for the nine months ended September 30, 2009.  The 2009 federal loss should be fully utilized by carrying the loss back to the tax years 2004 and 2005.  A valuation allowance of approximately $158,000 was recorded to reduce the tax benefit from the 2009 loss from FSP Investments due to recent tax legislation enacted in Massachusetts that will hinder the ability to use the loss carry-forward.

In May 2006, the State of Texas enacted a business tax (the “Revised Texas Franchise Tax”) that replaced its existing franchise tax.  The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure it is considered an income tax.  The Company recorded a provision for income taxes on its condensed consolidated statement of income of $161,000 and $186,000 for the nine months ended September 30, 2010 and 2009, respectively.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.      Subsequent Events

On October 15, 2010, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on November 19, 2010 to stockholders of record on October 29, 2010.

On October 25, 2010, the Company made a $0.8 million advance under the 385 Interlocken Construction Loan.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience significant disruptions, including high levels of unemployment, the failure and near failure of a number of financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  We believe that the disruptions in the U.S. economy contributed to a decline in occupancy in our real estate portfolio during 2010, and that they may continue to negatively affect real estate values, occupancy levels, property income and the propensity and the ability of investors to invest in our Sponsored REITs.  At this time, we cannot predict the extent or duration of any negative impact that the disruptions in the U.S. economy will have on our business.

Real Estate Operations

Leasing

Our real estate portfolio was approximately 82% leased as of September 30, 2010 and approximately 84% leased as of December 31, 2009.  Beginning with the fourth quarter of 2009 and continuing through the third quarter of 2010, several of our properties experienced significant lease-roll that resulted in vacancies.  As a result, those properties have generated lower levels of rental income.  However, assuming stable or improving future economic and employment news, we believe that full-year 2010 could be the low point in this challenging occupancy cycle.  While the third quarter of 2010 was slow relative to actual leases being signed, prospective new tenant interest and activity at most of our properties continues to be meaningful and we remain optimistic about higher potential occupancy levels going into 2011.  Successful re-leasing efforts during the remainder of 2010 would favorably position us going into 2011, as more modest scheduled lease expirations of approximately 8%, 8% and 8% of our square footage are projected in 2011, 2012 and 2013, respectively.

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

Acquisitions

During 2010 we completed an acquisition on June 29, 2010 of a property consisting of two office buildings totaling approximately 470,000 square feet located in downtown Minneapolis, Minnesota for a purchase price of approximately $40.5 million excluding closing costs and adjustments.  We continue to pursue acquisition opportunities and anticipate that those efforts could result in one or more additional property acquisitions during the remainder of 2010.  New property acquisitions are anticipated to provide additional accretive rental income.

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

Investment Banking/Investment Services

Unlike our real estate operations business, which provides a rental revenue stream which is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature.  Equity raised for Sponsored REIT syndications was $10.7 million during the nine months ended September 30, 2010 compared to $0.6 million for the nine months ended September 30, 2009.  For the year ended December 31, 2009, syndication proceeds decreased 29.6% to $40.4 million compared to $57.4 million in 2008.  We currently have one open private placement offering.

In May 2008, one of our Sponsored REITs, FSP 385 Interlocken Development Corp., began development of an office property located in Broomfield, Colorado.  Permanent equity capitalization of the property was structured as a private placement offering of preferred stock totaling $38 million, which was fully subscribed on July 9, 2010.  In December 2009, one of our Sponsored REITs, FSP Lakeside Crossing II Corp., purchased an office property located in Maryland Heights, Missouri.  Permanent equity capitalization of the property was structured as a private placement stock offering totaling $21 million, and was fully subscribed in the fourth quarter of 2009.  Also in December 2009, one of our Sponsored REITs, FSP Centre Pointe V Corp., purchased an office property located in West Chester, Ohio.  Permanent equity capitalization of the property was structured as a private placement preferred stock offering totaling $25 million, which was fully subscribed on July 9, 2010.  In October 2010, we commenced a private placement offering of preferred stock totaling $30 million in a Sponsored REIT, FSP Monument Circle Corp., that is expected to own and operate an office and retail property in Indianapolis, Indiana.  This offering is ongoing as of the beginning of the fourth quarter of 2010.

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

Results of Operations

The following table shows results for the three months ended September 30, 2010 and 2009:

(in thousands)
	Three months ended September 30,
Revenue:	2010	2009	Change
Rental	$31,368	$31,702	$(334)
Related party revenue:
Syndication fees	20	-	20
Transaction fees	246	1	245
Management fees and interest income from loans	630	370	260
Other	20	19	1
Total revenue	32,284	32,092	192

Expenses:
Real estate operating expenses	8,737	7,752	985
Real estate taxes and insurance	4,839	5,364	(525)
Depreciation and amortization	10,414	8,801	1,613
Selling, general and administrative	2,074	2,243	(169)
Commissions	16	8	8
Interest	1,892	1,744	148
Total expenses	27,972	25,912	2,060

Income before interest income, equity in earnings in non-consolidated REITs and taxes	4,312	6,180	(1,868)
Interest income	4	16	(12)
Equity in earnings of non-consolidated REITs	404	475	(71)

Income before taxes	4,720	6,671	(1,951)
Income tax expense (benefit)	(37)	(270)	233

Net income	4,757	$6,941	$(2,184)

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009:

Revenues

Total revenues increased by $0.2 million to $32.3 million for the quarter ended September 30, 2010, as compared to the quarter ended September 30, 2009.  The increase was primarily a result of:

o	A $0.2 million increase in transaction fees, which was principally a result of an increase in gross syndication proceeds for the quarter ended September 30, 2010 compared to the same period in 2009.

o
A $0.3 million increase in interest from loan interest income from Sponsored REITs, which was principally a result of a larger loan receivable balance during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, from which interest income is derived.

These increases were partially offset by:

o
A $0.3 million decrease in rental revenues arising primarily from the loss of rental income from expiring leases and was partially offset by rental income from a property located in Minnesota of approximately $1.8 million that was acquired in June 2010 and a $0.6 million increase in termination fee income for the three months ended September 30, 2010, compared to the same period in 2009.

Expenses

Total expenses increased by $2.0 million to $27.9 million for the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009.  The increase was primarily a result of:

o
An increase in real estate operating expenses and real estate taxes and insurance of approximately $0.5 million, which was primarily a result of the acquisition of a property located in Minnesota in June 2010, and the acquisition of another property in Virginia in September 2009. The increases were partially offset by real estate tax abatements.

o
An increase in depreciation and amortization of approximately $1.6 million, which was primarily a result of the acquisition of a property located in Minnesota in June 2010, and the acquisition of another property in Virginia in September 2009.

o
An increase in interest expense of $0.1 million, which was principally a result of an increase to the amount outstanding on our Revolver during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

These increases were partially offset by:

o
A decrease in general and administrative expenses of $0.2 million, which was primarily the result of a decrease in acquisition costs for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  We had 42 and 41 employees as of September 30, 2010 and 2009, respectively, all at our headquarters in Wakefield.

Equity in earnings of non-consolidated REITs

Equity in earnings from non-consolidated REITs decreased approximately $71,000 to $404,000 during the three months ended September 30, 2010 compared to $475,000 during the same period in 2009.  The decrease was primarily due to lower equity in income from our investment in FSP 303 East Wacker Drive Corp., which we refer to as East Wacker.

Taxes on income

Taxes on income increased $233,000 to a benefit of $37,000 for the three months ended September 30, 2010 compared to a benefit of $270,000 for the three months ended September 30, 2009.  The benefit in 2010 was reduced, as we have exhausted the ability to carry back losses to prior years and placed a valuation allowance on future tax benefits.  Tax losses are primarily from reduced activity in the investment banking and investment services business.  Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues at Texas properties.

Net income

Net income for the three months ended September 30, 2010 was $4.8 million compared to $6.9 million for the three months ended September 30, 2009, for the reasons described above.

The following table shows results for the nine months ended September 30, 2010 and 2009:

(in thousands)
	Nine months ended September 30,
Revenue:	2010	2009	Change
Rental	$91,428	$90,774	$654
Related party revenue:
Syndication fees	682	39	643
Transaction fees	1,145	543	602
Management fees and interest income from loans	1,721	1,232	489
Other	35	55	(20)
Total revenue	95,011	92,643	2,368

Expenses:
Real estate operating expenses	24,068	22,176	1,892
Real estate taxes and insurance	14,403	14,879	(476)
Depreciation and amortization	28,876	26,940	1,936
Selling, general and administrative	6,804	6,378	426
Commissions	466	178	288
Interest	5,280	4,920	360
Total expenses	79,897	75,471	4,426

Income before interest income, equity in earnings (losses) in non-consolidated REITs and taxes	15,114	17,172	(2,058)
Interest income	21	88	(67)
Equity in earnings in non-consolidated REITs	1,037	1,710	(673)

Income before taxes	16,172	18,970	(2,798)
Income tax benefit	(101)	(644)	543

Net income	$16,273	$19,614	$(3,341)

Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009:

Revenues

Total revenues increased by $2.4 million to $95.0 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009.  The increase was primarily a result of:

o
An increase in rental revenue of approximately $0.7 million arising primarily from the acquisition of two properties located in Virginia and Minnesota in June 2009, the acquisition of another property in Virginia in September 2009 and the acquisition of another property in Minnesota in June 2010, that were included in the results for the nine months ended September 30, 2010. there was also an increase of $0.4 million in termination fee income for the nine months ended September 30, 2010, compared to the same period in 2009.  These increases were partially offset by the loss of rental income from expiring leases, primarily from tenants that leased space in properties in Colorado, Texas and Virginia that were included in the results for the nine months ended September 30, 2009.

o
A $1.2 million increase in syndication fees and transaction (loan commitment) fees, which was principally a result of an increase in gross syndication proceeds for the nine months ended September 30, 2010 compared to the same period in 2009.

o
A $0.5 million increase in interest from loan interest income from Sponsored REITs, which was principally a result of a larger loan receivable balance during the nine months ended September 30, 2010 as compared the nine months ended September 30, 2009, from which interest income is derived.

Expenses

Total expenses increased by $4.4 million to $79.9 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  The increase was primarily a result of:

o
An increase in real estate operating expenses and real estate taxes and insurance of approximately $1.4 million, and depreciation of $1.9 million, which were primarily from the acquisition of two properties located in Virginia and Minnesota in June 2009, acquisition of another property in Virginia in September 2009 and the acquisition of a property in Minnesota in June 2010, that were included in the results for the nine months ended September 30, 2010. The increases were partially offset by real estate tax abatements. In addition, depreciation and amortization during the nine months ended September 30, 2009 was accelerated on lease related assets from a tenant that filed for bankruptcy and vacated space leased at a property in Virginia.

o
An increase in general and administrative expenses of $0.4 million, which was primarily the result of an increase to compensation of $0.4 million, an increase to reporting expenses of $0.3 million, and $0.2 million in professional fees, which were partially offset by a decrease in acquisition costs of $0.5 million.  We had 42 and 41 employees as of September 30, 2010 and 2009, respectively, at our headquarters in Wakefield.

o
An increase in commission expenses of $0.3 million, which was principally a result of an increase in gross syndication proceeds for the nine months ended September 30, 2010 compared to the same period in 2009.

o
An increase in interest expense of $0.4 million, which was principally a result of an increase to the amount outstanding on our Revolver during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Equity in earnings of non-consolidated REITs

Equity in earnings from non-consolidated REITs decreased approximately $0.7 million to $1.0 million during the nine months ended September 30, 2010 compared to $1.7 million during the same period in 2009.  The decrease was primarily due to lower equity in income from our investment in East Wacker.

Taxes on income

Taxes on income increased $543,000 for the nine months ended September 30, 2010 to a tax benefit of $101,000, compared to a benefit of $644,000 for the nine months ended September 30, 2009.  The benefit in 2010 was reduced, as we have exhausted the ability to carry back losses to prior years and placed a valuation allowance on future tax benefits. Tax losses are primarily from reduced activity in the investment banking and investment services business.  Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues at Texas properties.

Net income

Net income for the nine months ended September 30, 2010 was $16.3 million compared to $19.6 million for the nine months ended September 30, 2009, for the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $20.6 million and $27.4 million at September 30, 2010 and December 31, 2009, respectively. This decrease of $6.8 million is attributable to $39.1 million provided by operating activities less $61.0 million used by investing activities and $15.1 million provided by financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations, cash anticipated to be generated by the sale of preferred stock in future Sponsored REITs and our existing debt financing will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.  Our Revolver matures on August 11, 2011 and our Term Loan matures on October 15, 2011 (subject to two possible one-year extensions at our option), however we believe that a new loan or loans will be in place on or before the respective maturity dates.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly formed Sponsored REITs.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of interest on the part of investors in purchasing shares of Sponsored REITs and the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $39.1 million is primarily attributable to net income of $16.3 million plus the add-back of $27.2 million of non-cash activities, $3.9 million of distributions from non-consolidated REITs, a $0.5 million increase in accounts payable and accrued expenses, a $0.3 million decrease in restricted cash and a $0.1 million increase in tenant security deposits.  These increases were partially offset by $7.9 million in payments of leasing commissions, a $1.2 million increase in tenant rent receivables and a $0.1 million increase in prepaid expenses.

Investing Activities

Our cash used for investing activities for the nine months ended September 30, 2010 of $61.0 million is primarily attributable to additions to real estate investments and office equipment of approximately $48.7 million and secured loans made to Sponsored REITs of approximately $17.2 million.  These uses were partially offset by a decrease in assets held for syndication of $4.9 million.

Financing Activities

Our cash provided by financing activities for the nine months ended September 30, 2010 of $15.1 million is primarily attributable to borrowings under our Revolver of $59.0 million and proceeds from equity issuances of $1.5 million, which was partially offset by distributions paid to stockholders of $45.4 million.

Revolver

The Revolver is with a group of banks for borrowings at our election of up to $250,000,000 and matures on August 11, 2011.  Borrowings under the Revolver bear interest at either the bank's prime rate (3.25% at September 30, 2010) or a rate equal to LIBOR plus 100 basis points (1.26% at September 30, 2010).  There were borrowings of $167,968,000 and $109,008,000 at the LIBOR plus 100 basis point rate at a weighted average rate of 1.26% and 1.34% outstanding under the Revolver at September 30, 2010 and December 31, 2009, respectively.  The weighted average interest rate on amounts outstanding during the nine months ended September 30, 2010 and 2009 was approximately 1.29% and 1.34%, respectively; and for the year ended December 31, 2009 was approximately 1.34%.  As of September 30, 2010, we were in compliance with all bank covenants under the Revolver.

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

Term Loan

On October 15, 2008, we closed on a $75 million unsecured term loan facility with three banks.  Proceeds from the Term Loan were used to reduce the outstanding principal balance on the Revolver.  The Term Loan has an initial three-year term that matures on October 15, 2011.  In addition, we have the right to extend the initial maturity date for up to two successive one-year periods, or until October 15, 2013 if both extensions are exercised.  Each extension has a 15 basis point fee if elected. We fixed the interest rate for the initial three-year term of the Term Loan at 5.84% per annum pursuant to an interest rate swap agreement.  As of September 30, 2010, we were in compliance with all bank covenants under the Term Loan.

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

On May 6, 2010, we entered into an on demand offering sales agreement that allows us to offer and sell up to an aggregate gross sales price of $75 million of our common stock from time to time, which we refer to as the Sales Program.  Sales of shares of our common stock depend upon market conditions and other factors determined by us and are deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE Amex or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by us in writing.  We have no obligation to sell any shares of our common stock, and may at any time suspend solicitation and offers.  During the three months ended September 30, 2010, we sold 156,700 shares of common stock under the Sales Program at an average price of $12.06 per share, for which $38,000 was payable to the placement/sales agent, raising net proceeds of approximately $1.5 million.

As of September 30, 2010, we have an automatic shelf registration statement on Form S-3 on file with the SEC relating to the offer and sale, from time to time, of an indeterminate amount of our common stock.  From time to time, we expect to issue additional shares of our common stock under our automatic shelf registration statement or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of September 30, 2010, we were committed to fund up to $85.8 million to six Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $53.8 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long-term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Assets Held for Syndication

During the nine months ended September 30, 2010 and at December 31, 2009, we had one asset held for syndication for a property in West Chester, Ohio, which was fully subscribed on July 9, 2010.  The loan to this Sponsored REIT was repaid on June 29, 2010.

Related Party Transactions

In November 2009, we commenced the syndication of FSP Centre Pointe V Corp., which was completed on July 9, 2010.  In September 2009, we commenced the syndication of FSP Lakeside Crossing II Corp., which was completed December 15, 2009.  In May 2008, we commenced the syndication of FSP 385 Interlocken Development Corp., which was completed on July 9, 2010.  During 2007, we commenced the syndication of FSP Grand Boulevard Corp., which was completed May 29, 2009.  As part of this syndication, we purchased the final 175.5 shares of its preferred stock for approximately $15 million on May 29, 2009, representing an approximately 27% interest.

We have drawn on the Revolver, and intend to draw on the Revolver in the future for a variety of corporate purposes, including the acquisition of properties that we acquire directly for our portfolio and for loans to Sponsored REITs, including the Acquisition Loans and the Sponsored REIT Loans described below.  Additional Information about our Acquisition Loans and our Sponsored REIT Loans outstanding as of September 30, 2010, including a summary table of the Sponsored REIT Loans, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities – Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Loans to Sponsored REITs

Acquisition Loans

We typically make an acquisition loan to each Sponsored REIT which is secured by a mortgage on the borrower’s real estate.  These loans enable Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests.  We refer to these loans as Acquisition Loans.  We anticipate that each Acquisition Loan will be repaid at maturity or earlier from the proceeds of the Sponsored REIT’s equity offering.  Each Acquisition Loan has a term of two years and bears interest at the same rate paid by FSP Corp. for borrowings under the Revolver.  We had no Acquisition Loans outstanding at September 30, 2010.  We had one Acquisition Loan outstanding for the syndication of FSP Centre Pointe V Corp., as of December 31, 2009.  Acquisition Loans are classified as assets held for syndication.

Sponsored REIT Loans

From time-to-time we may also make secured loans to Sponsored REITs to fund construction costs, capital expenditures, leasing costs and other purposes.  We refer to these loans as Sponsored REIT Loans.  Since December 2007, we have provided Sponsored REIT Loans in the form of revolving lines of credit to five Sponsored REITs, or to wholly-owned subsidiaries of those Sponsored REITs, and a construction loan to one wholly-owned subsidiary of another Sponsored REIT.  We anticipate that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financing of the property securing the loan, cash flows from that underlying property or some other capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years.  Advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon number of basis points and most advances also require a 50 basis point draw fee.  During the nine months ended September 30, 2009, we received a $210,000 loan commitment fee at the time of the closing of the Sponsored REIT Loan that is structured as a construction loan.  As of September 30, 2010 we were committed to fund Sponsored REIT Loans up to $85.8 million to six Sponsored REITs, of which $53.8 million was drawn and outstanding.

Additional Information about our Acquisition Loans and our Sponsored REIT Loans outstanding as of September 30, 2010, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities – Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the three and nine months ended September 30, 2010 and 2009, the rental income exceeded the expenses for each individual property, with the exception of our property located in Federal Way, Washington, our property located in Southfield, Michigan and our property located in Englewood, Colorado.

Our property located in Federal Way, Washington had a single tenant lease, which expired September 14, 2006. Since then we have signed leases with tenants for an aggregate total of approximately 28% of the space, which generated rental income of $153,000 and $405,000 for the three and nine months ended September 30, 2010, respectively, and had operating expenses of $167,000 and $463,000 for the three and nine months ended September 30, 2010, respectively.  The property generated rental income of $87,000 and $246,000 for the three and nine months ended September 30, 2009, respectively, and had operating expenses of $130,000 and $400,000 for the three and nine months ended September 30, 2009, respectively.

Our property located in Southfield, Michigan with approximately 215,000 square feet of rentable space, had rental revenue that covered ordinary annual operating expenses for the nine months ended September 30, 2009.  However, the property had a lease with a tenant for approximately 138,000 square feet of space that expired on July 31, 2009.  The tenant re-leased approximately 83,000 square feet and vacated approximately 55,000 square feet.  On September 15, 2009, a lease with a different tenant at the property expired and approximately 17,000 square feet of space was vacated.  As a result, rental revenue did not cover ordinary operating expenses for the three months ended September 30, 2009.  The leases in place generated rental income of $526,000 and operating expenses of $630,000 for the three months ended September 30, 2009.  During 2010, the leases in place generated rental income of $288,000 and $996,000 for the three and nine months ended September 30, 2010, respectively, and operating expenses of $352,000 and $1,364,000 for the three and nine months ended September 30, 2010, respectively.

Our property located at Englewood, Colorado with approximately 198,000 square feet of rentable space, had rental revenue that covered ordinary annual operating expenses for the three and nine months ended September 30, 2009.  However, a lease for the entire property expired on April 30, 2010. As of September 30, 2010, the property was 26.6% leased to new tenants.  As a result, the leases in place generated rental income of $155,000 and operating expenses of $564,000 for the three months ended September 30, 2010.

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

Item 4.    Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

There were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, except (i) for the update set forth below and (ii) to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.  In addition to the update below and the other information set forth in this report, you should carefully consider the risk factors discussed in the Form 10-K, which could materially affect our business, financial condition or future results.  The risks described below and in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our operating results and financial condition could be adversely affected if we are unable to refinance our debt.

There can be no assurance that we will be able to refinance any maturing indebtedness, that such refinancing would be on terms as favorable as the terms of the maturing indebtedness, or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness.  If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: November 2, 2010	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: November 2, 2010	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Table regarding investors in Sponsored REITs.

101**
The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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