Form 10-K
period 2010-12-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2011-02-23
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 001-32470

FRANKLIN STREET PROPERTIES CORP.

(Exact name of registrant as specified in its charter)

Maryland	04-3578653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Edgewater Place, Suite 200, Wakefield, Massachusetts	01880
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 557-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.0001 par value per share	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X]  No [_].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_]  No [X].

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K, Continued

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [_].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [_].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_]  No [X].

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price as reported on NYSE Amex, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010, was approximately $818,372,210.

There were 81,437,405 shares of common stock of the registrant outstanding as of February 18, 2011.

Documents incorporated by reference: The registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s Annual Meeting of Stockholders to be held on May 16, 2011 (the “Proxy Statement”). The information required in response to Items 10 – 14 of Part III of this Form 10-K, other than that contained in Part I under the caption, “Directors and Executive Officers of FSP Corp.,” is hereby incorporated by reference to the Proxy Statement.

PART I

Item 1. Business

History

Our company, Franklin Street Properties Corp., which we refer to as FSP Corp., the Company, we or our, is a Maryland corporation that operates in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes. Our common stock is traded on the NYSE Amex under the symbol “FSP”. FSP Corp. is the successor to Franklin Street Partners Limited Partnership, or the FSP Partnership, which was originally formed as a Massachusetts general partnership in January 1997 as the successor to a Massachusetts general partnership that was formed in 1981. On January 1, 2002, the FSP Partnership converted into FSP Corp., which we refer to as the conversion. As a result of this conversion, the FSP Partnership ceased to exist and we succeeded to the business of the FSP Partnership. In the conversion, each unit of both general and limited partnership interests in the FSP Partnership was converted into one share of our common stock. As a result of the conversion, we hold, directly and indirectly, 100% of the interest in three former subsidiaries of the FSP Partnership: FSP Investments LLC, FSP Property Management LLC, and FSP Holdings LLC. We operate some of our business through these subsidiaries.

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

Real Estate

We own and operate a portfolio of real estate consisting of 33 properties as of December 31, 2010, which includes 32 office buildings and one industrial use property. One office property located in Falls Church, Virginia was sold on January 21, 2011 at a gain. We derive rental revenue from income paid to us by tenants of these properties. From time-to-time we dispose of properties generating gains or losses in an ongoing effort to improve and upgrade our portfolio. See Item 2 of this Annual Report on Form 10-K for more information about our properties. We also held preferred stock investments in three Sponsored REITs as of December 31, 2010, from which we record our share of income or loss under the equity method of accounting, and from which we receive dividends.

We typically make an acquisition loan to a Sponsored REIT for its purchase of the underlying property, which is secured by a mortgage on the borrower’s real estate. These loans typically are repaid out of the proceeds of the borrower’s equity offering. We refer to these loans as Acquisition Loans. From time-to-time we may also make secured loans to Sponsored REITs to fund construction costs, capital expenditures, leasing costs and other purposes. We anticipate that these loans will be repaid at their maturity or earlier from long-term financings of the underlying properties, cash flows from the underlying properties or some other capital event. We refer to these loans as Sponsored REIT Loans.

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

Investment Banking/Investment Services

Through our subsidiary FSP Investments LLC, which acts as a real estate investment banking firm and broker/dealer, we organize Sponsored REITs and sell equity in them through private placements exempt from registration under the Securities Act of 1933, as amended. These single-purpose entities each typically acquire a single real estate asset. FSP Investments LLC raises capital required to equitize these entities through best efforts offerings to “accredited investors” within the meaning of Regulation D of the Securities Act, as amended. We retain 100% of the common stock interest in the Sponsored REIT, though there is virtually no economic benefit or risk related to the common stock subsequent to the completion of the syndication. Since 1997, FSP Investments LLC has sponsored the syndication of 51 entities, 13 of which were Sponsored Entities, and 38 of which were Sponsored REITs.

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

Investment Objectives

Our investment objectives are to create shareholder value by increasing revenue from rental, dividend and interest income, net gains from sales of properties and investment banking services and increase the cash available for distribution in the form of dividends to our stockholders. We expect that, through FSP Investments LLC, we will continue to organize and cause the offering of Sponsored REITs in the future and that we will continue to derive investment banking/investment services income from such activities, as well as real estate revenue from loan origination fees, interest income from Acquisition Loans and Sponsored REIT Loans and fees from asset management, property management and development. We may also acquire additional real properties by direct cash purchase or by acquisition of Sponsored REITs, though we have no obligation to acquire or offer to acquire any Sponsored REIT in the future. In addition, we may invest in real estate by purchasing shares of preferred stock offered in the syndications of our Sponsored REITs.

From time to time, as market conditions warrant, we may sell properties owned by us. We sold one office property located in Falls Church, Virginia on January 21, 2011 at a gain. We did not sell any properties in 2010 or 2009. However, we did recognize a gain of approximately $424,000 on a small piece of land at that same Falls Church, Virginia property sold in 2011 as a result of a land taking by the Commonwealth of Virginia in 2009. When we sell a property, we either distribute some or all of the sale proceeds to our stockholders as a distribution or retain some or all of such proceeds for investment in real properties or other corporate activities.

We may acquire, and have acquired, real properties in any geographic area of the United States and of any property type. Following the sale of an office property located in Falls Church, Virginia on January 21, 2011, we own 32 properties that are located in 14 different states. See Item 2 of this Annual Report on Form 10-K for more information about our properties.

We rely on the following principles in selecting real properties for acquisition by FSP Corp. and managing them after acquisition:

•	we seek to buy or develop investment properties at a price which produces value for investors and avoid overpaying for real estate merely to outbid competitors;
2

•	we seek to buy or develop properties in excellent locations with substantial infrastructure in place around them and avoid investing in locations where the future construction of such infrastructure is speculative;
•	we seek to buy or develop properties that are well-constructed and designed to appeal to a broad base of users and avoid properties where quality has been sacrificed for cost savings in construction or which appeal only to a narrow group of users;
•	we aggressively manage, maintain and upgrade our properties and refuse to neglect or undercapitalize management, maintenance and capital improvement programs; and
•	we believe that we have the ability to hold properties through down cycles because we generally do not have significant leverage on the Company, which could place the properties at risk of foreclosure. As of February 18, 2011, none of our 32 properties was subject to mortgage debt.

Revolver/New Revolver

As of December 31, 2010, we had an unsecured revolving line of credit, which we refer to as the Revolver, with a group of banks that provided for borrowings at our election of up to $250,000,000 and that was scheduled to mature on August 11, 2011. Borrowings under the Revolver bore interest at either the bank's prime rate (3.25% at December 31, 2010) or a rate equal to LIBOR plus 100 basis points (1.26% at December 31, 2010). There were borrowings of $209,968,000 and $109,008,000 at the LIBOR plus 100 basis point rate at a weighted average rate of 1.26% and 1.23% outstanding under the Revolver at December 31, 2010 and 2009, respectively. The weighted average interest rate on amounts outstanding during 2010 and 2009 was approximately 1.33% and 1.34%, respectively. As of December 31, 2010, we were in compliance with all bank covenants required under the Revolver.

On February 22, 2011, we repaid the Revolver in its entirety and replaced it with a new unsecured revolving line of credit, which we refer to as the New Revolver, with a group of banks that provides for borrowings at our election of up to $500,000,000 and that matures on February 22, 2014. In addition, we have the right to extend the initial maturity date by an additional 12 months, or until February 22, 2015, upon payment of a fee and satisfaction of certain customary conditions. The New Revolver includes an accordion feature that allows for up to $100,000,000 of additional borrowing capacity subject to receipt of lender commitments and satisfaction of certain customary conditions. The New Revolver bears interest at either (i) a rate equal to LIBOR plus 185 to 300 basis points depending on our total leverage ratio at the time of the borrowing (LIBOR plus 185 basis points at February 22, 2011) or (ii) a rate equal to the bank’s base rate plus 85 to 200 basis points depending on our total leverage ratio at the time of the borrowing (the bank’s base rate plus 85 basis points at February 22, 2011). The New Revolver also obligates us to pay an annual facility fee of 30 to 50 basis points depending on our total leverage ratio (30 basis points at February 22, 2011). The facility fee is assessed against the total amount of the New Revolver, or $500,000,000. The actual amount of any applicable facility fee, LIBOR rate or base rate is determined based on our total leverage ratio as described in the table below:

Leverage Ratio	Facility Fee	LIBOR Rate	Base Rate
< 25%	30.0 basis points	185.0 basis points	85.0 basis points
> 25% and < 35%	35.0 basis points	195.0 basis points	95.0 basis points
> 35% and < 45%	40.0 basis points	210.0 basis points	110.0 basis points
> 45% and < 55%	45.0 basis points	245.0 basis points	145.0 basis points
> 55%	50.0 basis points	300.0 basis points	200.0 basis points

For purposes of the New Revolver, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 1/2 of 1.00%, and (iii) the one month LIBOR rate for such day plus 1.00%.

We have drawn on the Revolver and the New Revolver, as applicable, and intend to draw on the New Revolver in the future for a variety of corporate purposes, including the repayment of debt, the acquisition of properties that we acquire directly for our portfolio, working capital and other general purposes. We have also drawn on the Revolver and the New Revolver, as applicable, and intend to draw on the New Revolver in the future to fund certain activities relating to Sponsored REITs, including Acquisition Loans, Sponsored REIT Loans and our acquisition of preferred stock in certain Sponsored REITs from time to time.

Term Loan

As of December 31, 2010, we also had a $75 million unsecured term loan facility, which we refer to as the Term Loan, with three banks. Proceeds from the Term Loan were used to reduce the outstanding principal balance on the Revolver. The Term Loan had an initial three-year term that was scheduled to mature on October 15, 2011. In addition, we had the right to extend the initial maturity date for up to two successive one-year periods, or until October 15, 2013 if both extensions were exercised. We fixed the interest rate for the initial three-year term of the Term Loan at 5.84% per annum pursuant to an interest rate swap agreement. As of December 31, 2010, we were in compliance with all bank covenants required under the Term Loan. On February 22, 2011, we repaid the Term Loan in its entirety from the proceeds of the New Revolver and terminated the Term Loan.

Hedging Activities

On October 15, 2008, we entered into an interest rate swap agreement that fixed the interest rate on our Term Loan at 5.84% for three years, which matches the initial three-year term of the Term Loan. On February 22, 2011, we paid approximately $1.0 million from the proceeds of the New Revolver to terminate the interest rate swap that fixed the interest rate on our Term Loan. We may engage in hedging transactions to protect us from interest rate fluctuations in the future. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk as we determine is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our qualification as a REIT. We may elect to bear a level of interest rate risk that could otherwise be hedged when we believe based on all relevant facts, that bearing such risk is advisable.

Loans to Sponsored REITs

Acquisition Loans

We typically make an acquisition loan to each Sponsored REIT for its purchase of the underlying property, which is secured by a mortgage on the borrower’s real estate. These loans enable Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests. We refer to these loans as Acquisition Loans. We anticipate that each Acquisition Loan will be repaid at maturity or earlier from the proceeds of the Sponsored REIT’s equity offering. Each Acquisition Loan has a term of two years and bears interest at approximately the same rate paid by FSP Corp. for borrowings under the Revolver or the New Revolver, as applicable. We had one Acquisition Loan outstanding for the syndication of FSP Monument Circle Corp. as of December 31, 2010. We had one Acquisition Loan outstanding for the syndication of FSP Centre Pointe V Corp., and one Acquisition Loan outstanding for the syndication of FSP Grand Boulevard Corp. as of December 31, 2009 and 2008, respectively. The Acquisition Loan for FSP Centre Pointe V Corp. was repaid on June 29, 2010 and the Acquisition Loan for FSP Grand Boulevard Corp. was repaid on May 29, 2009. Acquisition Loans are classified as assets held for syndication.

Sponsored REIT Loans

From time-to-time we may also make secured loans to Sponsored REITs to fund construction costs, capital expenditures, leasing costs and other purposes. We refer to these loans as Sponsored REIT Loans. Since December 2007, we have provided Sponsored REIT Loans in the form of revolving lines of credit to five Sponsored REITs, or to wholly-owned subsidiaries of those Sponsored REITs, and a construction loan to one wholly-owned subsidiary of another Sponsored REIT. We anticipate that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financing of the property securing the loan, cash flows from that underlying property or some other capital event. Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years. Advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon number of basis points and most advances also require a 50 basis point draw fee. We received a $210,000 loan commitment fee at the time of the closing of the Sponsored REIT Loan that is structured as a construction loan. As of December 31, 2010, we were committed to fund Sponsored REIT Loans up to $85.8 million in the aggregate to six Sponsored REITs, of which $57.7 million was drawn and outstanding.

The following is a summary of the Sponsored REIT Loans outstanding as of December 31, 2010:

(dollars in 000's)		Maximum	Amount			Rate in
	Maturity	Amount	Drawn at	Interest	Draw	Effect at
Sponsored REIT	Date	of Loan	31-Dec-10	Rate (1)	Fee (2)	31-Dec-10

Revolving lines of credit
FSP Highland Place I Corp. (3)	31-Dec-12	$ 5,500	$ 1,125	L+2%	n/a	2.26%
FSP Satellite Place Corp.	31-Mar-12	5,500	5,500	L+3%	0.5%	3.26%
FSP 1441 Main Street Corp.(a)	31-Mar-12	10,800	6,800	L+3%	0.5%	3.26%
FSP 505 Waterford Corp.	30-Nov-11	7,000	550	L+3%	0.5%	3.26%
FSP Phoenix Tower Corp. (b)	30-Nov-11	15,000	6,500	L+3%	0.5%	3.26%

Construction loan
FSP 385 Interlocken
Development Corp. (c) (d)	30-Apr-12	42,000	37,209	L+3%	n/a	3.26%

		$ 85,800	$ 57,684

(1)	The interest rate is 30-Day LIBOR rate plus the additional rate indicated.
(2)	The draw fee is a percentage of each new advance, and is paid at the time of each new draw.
(3)	Effective January 1, 2011 and February 1, 2011, the interest rate is 30-day LIBOR plus 3% and effective March 1, 2011 becomes LIBOR plus 4.4% until maturity. Effective January 31, 2011, any future draws will require an advance fee in an amount equal to 0.5%.

(a)	The Borrower is FSP 1441 Main Street LLC, a wholly-owned subsidiary.
(b)	The Borrower is FSP Phoenix Tower Limited Partnership, a wholly-owned subsidiary.
(c)	The Borrower is FSP 385 Interlocken LLC, a wholly-owned subsidiary.
(d)	The Borrower paid a commitment fee of $210,000 at loan origination in March 2009.

Equity Securities

On September 23, 2009, we completed an underwritten public offering of 9.2 million shares of our common stock (including 1.2 million shares issued as a result of the full exercise of an overallotment option by the underwriter) at a price to the public of $13.00 per share. The proceeds from this public offering, net of underwriter discounts and offering costs, totaled approximately $114.7 million. We used approximately $74.6 million of the net proceeds of the offering to repay outstanding borrowings under our $250 million Revolver, including an aggregate of approximately $51.6 million drawn down in June 2009 for the acquisition of properties in Eden Prairie, Minnesota and Chantilly, Virginia. We used the remainder of the net proceeds to fund a portion of the purchase price of a property in Falls Church, Virginia in September 2009, which we sold for a gain on January 21, 2011.

On May 6, 2010, we entered into an on demand offering sales agreement whereby we may offer and sell up to an aggregate gross sales price of $75 million of our common stock from time to time, which we refer to as our ATM Sales Program. Sales of shares of our common stock depend upon market conditions and other factors determined by us and may be deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE Amex or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by us in writing. We have no obligation to sell any shares of our common stock, and may at any time suspend solicitation and offers. During the three months ended December 31, 2010, we sold 1.6 million shares of our common stock under our ATM Sales Program at an average price of $13.00 per share, for which $0.4 million was payable to the placement/sales agent, raising net proceeds of $20.4 million. For the year ended December 31, 2010, we sold approximately 1.8 million shares of our common stock under our ATM Sales Program at an average price of $12.92 per share. The proceeds, net of placement/sales agent fees and offering related expenses, were approximately $21.9 million.

As of December 31, 2010, we have an automatic shelf registration statement on Form S-3 on file with the SEC relating to the offer and sale, from time to time, of an indeterminate amount of our common stock. From time to time, we expect to issue additional shares of our common stock under our automatic shelf registration statement or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Competition

With respect to our real estate investments, we face competition in each of the markets where our properties are located. In order to establish, maintain or increase the rental revenues for a property, it must be competitive on location, cost and amenities with other buildings of similar use. Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services. On the other hand, some of our competitors may be smaller or have less fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level. In markets where there is not currently significant existing property competition, our competitors may decide to enter the market and build new buildings to compete with our existing projects or those in a development stage. Our competition is not only with other developers, but also with property users who choose to own their building or a portion of the building in the form of an office condominium, and with larger market forces beyond our control, such as general economic conditions, that may increase competition among landlords for quality tenants and individual decisions beyond our control.

With respect to our investment banking and investment services business, we face competition for investment dollars from every other kind of investment, including stocks, bonds, mutual funds, exchange traded funds and other real-estate related investments, including other REITs. Some of our competitors have significantly more resources than we do and are able to advertise their investment products. Because the offerings of the Sponsored REITs are made pursuant to an exemption from registration under the Securities Act, FSP Investments LLC may not advertise the Sponsored REITs or otherwise engage in any general solicitation of investors to purchase interests in the Sponsored REITs, which may affect our ability to compete for investment dollars. In addition, because we offer the Sponsored REITs only to accredited investors, our pool of potential investment clients is smaller than that available to some other financial institutions. Our competition is not only with alternative types of investments, but also with larger market forces beyond our control, such as general economic conditions, that may affect the propensity and the ability of investors to invest in Sponsored REITs.

Employees

We had 42 employees as of December 31, 2010 and 43 employees as of February 18, 2011.

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

Because economic conditions in the United States may affect real estate values, occupancy levels, property income and the propensity and the ability of investors to invest in Sponsored REITs, current and future economic conditions in the United States could have a material adverse impact on our earnings and financial condition. The economy in the United States is continuing to experience a period of limited economic growth, including historically high levels of unemployment, the failure and near failure of a number of large financial institutions and increased credit risk premiums for a number of market participants. These conditions may continue or worsen in the future. Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow growth or recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations. At this time we cannot predict the extent or duration of any negative impact that the current state of the U.S. economy will have on our earnings and financial condition.

If a Sponsored REIT defaults on an Acquisition Loan or a Sponsored REIT Loan, we may be required to keep a balance outstanding on the New Revolver or use our cash balance to repay the New Revolver which may reduce cash available for distribution to our stockholders or for other corporate purposes.

We typically draw on the New Revolver to make an acquisition loan to a Sponsored REIT. The acquisition loan enables the Sponsored REIT to acquire real property prior to the consummation of the offering of its equity interests and is typically secured by a first mortgage against the real property acquired. We refer to these loans as Acquisition Loans. Once the offering has been completed, the Sponsored REIT typically repays the Acquisition Loan out of the offering proceeds. From time-to-time, we may also draw on the New Revolver to make secured loans to Sponsored REITs for the purpose of funding construction costs, capital expenditures, leasing costs and for other purposes. We refer to these loans as Sponsored REIT Loans. We anticipate that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financing of the property securing the loan, cash flows from that underlying property or some other capital event. If we are unable to fully syndicate a Sponsored REIT or if a Sponsored REIT defaults on an Acquisition Loan or a Sponsored REIT Loan for any other reason, the Sponsored REIT could be unable to fully repay the Acquisition Loan or the Sponsored REIT Loan, as the case may be, and we would have to satisfy our obligation under the New Revolver through other means. If we are required to use cash for this purpose, we would have less cash available for distribution to our stockholders or for other corporate purposes.

Our operating results and financial condition could be adversely affected if we are unable to refinance the New Revolver.

There can be no assurance that we will be able to refinance the New Revolver upon its maturity on February 22, 2014 (subject to extension until February 22, 2015), that any such refinancing would be on terms as favorable as the terms of the New Revolver, or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on the New Revolver. If we are unable to refinance the New Revolver at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected.

Covenants in our New Revolver credit agreement could adversely affect our financial condition.

Our New Revolver credit agreement contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including maximum leverage ratios, maximum secured leverage ratios, minimum fixed charge coverage ratios, maximum unencumbered leverage ratios and minimum unsecured debt service coverage ratios, which we must maintain. Our continued ability to borrow under the New Revolver is subject to compliance with our financial and other covenants. Failure to comply with such covenants could cause a default under the New Revolver, and we may then be required to repay the New Revolver with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.

We may use the New Revolver to purchase properties directly for our real estate portfolio, to make Acquisition Loans, Sponsored REIT Loans or for other corporate purposes. If we breach covenants in our New Revolver credit agreement, the lenders can declare a default. A default under our New Revolver credit agreement could result in difficulty financing growth in both the investment banking/investment services and real estate segments of our business and could also result in a reduction in the cash available for distribution to our stockholders or for other corporate purposes. A default under our New Revolver credit agreement could materially and adversely affect our financial condition and results of operations.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets.

As of December 31, 2010, we had approximately $284.8 million of indebtedness between the Revolver and the Term Loan that bore interest at variable rates, and we may incur more of such indebtedness in the future. Approximately $75 million of this variable rate debt was attributable to the Term Loan and the interest rate was fixed through an interest rate swap agreement at 5.84% per annum through October 15, 2011. On February 22, 2011, we repaid the Revolver in its entirety and replaced the Revolver with the New Revolver, which provides for borrowings at our election of up to $500,000,000 (subject to an accordion feature that allows for up to $100,000,000 of additional borrowing capacity upon satisfaction of certain conditions) at variable rates of interest. In the future, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow, our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders. In addition, rising interest rates could limit our ability to both incur new debt and to refinance existing debt when it matures. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

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

Our investment banking/investment services business continues to depend upon its ability to attract purchasers of equity interests in Sponsored REITs. Our success in this area will depend on the propensity and ability of investors who have previously invested in Sponsored REITs to continue to invest in future Sponsored REITs and on our ability to expand the investor pool for the Sponsored REITs by identifying new potential investors. This risk is currently heightened because the financial markets have been experiencing volatility, including the failure and near failure of a number of financial institutions and reduced liquidity and increased credit risk premiums in the debt markets. These conditions may continue or worsen in the future. Moreover, our investment banking/investment services business may be affected to the extent existing Sponsored REITs incur losses or have operating results that fail to meet investors’ expectations.

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

As of February 18, 2011, we owned 32 properties. Some or all of these properties may decline in value. To the extent our real properties decline in value, our stockholders could lose some or all of the value of their investments. The value of our common stock may be adversely affected if the real properties held by us decline in value since these real properties represent the majority of the tangible assets held by us. Moreover, if we are forced to sell or lease the real property held by us below its initial purchase price or its carrying costs, respectively, or if we are forced to lease real property at below market rates because of the condition of the property, our results of operations would be adversely affected and such negative results of operations may result in lower dividends being paid to holders of our common stock.

New acquisitions may fail to perform as expected.

We may acquire new properties, whether by direct FSP Corp. purchase with cash or by drawing on the New Revolver, by acquisition of Sponsored REITs or other entities by cash or through the issuance of shares of our stock or by investment in a Sponsored REIT. We acquired a preferred stock interest in a Sponsored REIT that owns a property in Missouri in May 2009, a property in Virginia in June 2009, a property in Minnesota in June 2009 and another property in Virginia in September 2009 (which we subsequently sold). We also acquired a property in Minnesota in June 2010. Newly acquired properties, including preferred stock interests therein, may fail to perform as expected, in which case, our results of operations could be adversely affected.

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

When leases expire, we may incur expenses and may not be able to re-lease the space on the same terms. Certain leases provide tenants the right to terminate early if they pay a fee. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce distributions to our stockholders. This risk is currently heightened because the economy in the United States is continuing to experience a period of limited economic growth, including historically high levels of unemployment, the failure and near failure of a number of large financial institutions and increased credit risk premiums for a number of market participants. These conditions may continue or worsen in the future. Typical lease terms range from five to ten years, so up to approximately 20% of our rental revenue from commercial properties could be expected to expire each year.

We face risks from geographic concentration.

The properties in our portfolio as of December 31, 2010, by aggregate square footage, are distributed geographically as follows: South – 32.5%, West – 17.0%, Midwest – 26.5%, East – 24.0%. However, within certain of those regions, we hold a larger concentration of our properties in Dallas, Texas – 14.5%, Greater Denver, Colorado – 10.6%, Northern Virginia – 9.9% and Houston, Texas – 8.7%. We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions.

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

Staggered Board. Our board of directors is divided into three classes. The terms of these classes will expire in 2011, 2012 and 2013, respectively. Directors of each class are elected for a three-year term upon the expiration of the initial term of each class. The staggered terms for directors may affect our stockholders’ ability to effect a change in control even if a change in control were in the stockholders’ best interests.

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

Stockholder Meetings. Our Bylaws require advance notice for stockholder proposals to be considered at annual meetings of stockholders and for stockholder nominations for election of directors at special meetings of stockholders. The advance notice provisions require a proponent to provide us with detailed information about the proponent and/or nominee. Our Bylaws also provide that stockholders entitled to cast more than 50% of all the votes entitled to be cast at a meeting must join in a request by stockholders to call a special meeting of stockholders and that a specific process for the meeting request must be followed. These provisions could have the effect of delaying or preventing a change in control even if a change in control were in the best interests of our stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Set forth below is information regarding our properties as of December 31, 2010:

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/10	of Tenants	Major Tenants (2)

Office
1515 Mockingbird Lane	8/1/97	109,550	81%	61	Primary PhysicianCare
Charlotte, NC 28209

678-686 Hillview Drive	3/9/99	36,288	100%	1	Headway Technologies, Inc.
Milpitas, CA 95035

600 Forest Point Circle	7/8/99	62,212	100%	2	American National Red Cross
Charlotte, NC 28273					Cellco Partnership d/b/a
					Verizon Wireless

18000 W. Nine Mile Rd.	9/30/99	214,697	59%	9	International Business Machines
Southfield, MI 48075					Corp.

4820 & 4920 Centennial Blvd.	9/28/00	110,730	67%	2	Comcast of ColoradoX, LLC
Colorado Springs, CO 80919					Walter Kidde Portable Equipment, Inc.

14151 Park Meadow Drive	3/15/01	138,537	98%	6	American Systems Corporation
Chantilly, VA 20151					Omniplex World Services
					Booz Allen Hamilton, Inc.

1370 & 1390 Timberlake	5/24/01	232,766	99%	5	RGA Reinsurance Company
Manor Parkway,					AMDOCS, Inc.
Chesterfield, MO 63017

501 & 505 South 336th Street	9/14/01	117,010	34%	7	SunGard Availability Services, LP
Federal Way, WA 98003

50 Northwest Point Rd.	12/5/01	176,848	100%	1	Citicorp Credit Services, Inc.
Elk Grove Village, IL 60005

1350 Timberlake Manor	3/4/02	116,197	100%	6	RGA Reinsurance Company
Parkway					Metropolitan Life Insurance Company
Chesterfield, MO 63017					AB Mauri Food Inc. d/b/a Fleischmanns Yeast

16285 Park Ten Place	6/27/02	155,715	48%	8	PB Americas, Inc.
Houston, TX 77084					BAE Systems Land & Armaments, LP

2730-2760 Junction Avenue	8/27/02	145,951	100%	3	Techwell, Inc.
408-410 East Plumeria					County of Santa Clara
San Jose, CA 95134					AltiGen Communications, Inc.

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/10	of Tenants	Major Tenants (2)

15601 Dallas Parkway	9/30/2002	293,787	96%	8	Behringer Harvard Holdings, LLC
Addison, TX 75001					Noble Royalties, Inc.
					Federal National Mortgage Association

1500 & 1600 Greenville Ave.	3/3/2003	298,766	79%	5	VCE Company, LLC
Richardson, TX 75080					ARGO Data Resource Corp.
					Id Software, LLC

6550 & 6560 Greenwood Plaza	2/24/2005	197,527	27%	7	See Footnote[2]
Englewood, CO 80111

3815-3925 River Crossing Pkwy	7/6/2005	205,059	98%	15	Somerset CPAs, P.C.
Indianapolis, IN 46240					The College Network, Inc.
					Crow Horwath, LLP

5055 & 5057 Keller Springs Rd.	2/24/2006	218,934	74%	28	See Footnote[2]
Addison, TX 75001

2740 North Dallas Parkway	12/15/2000	116,622	56%	4	Masergy Communications, Inc.
Plano, TX 75093					Activant Solutions, Inc.
					NelsonArchitectural Engineers, Inc.

5505 Blue Lagoon Drive	11/6/2003	212,619	100%	1	Burger King Corporation
Miami, FL 33126

5600, 5620 & 5640 Cox Road	7/16/2003	308,803	61%	7	SunTrust Bank
Glen Allen, VA 23060					Markel Corporation

1293 Eldridge Parkway	1/16/2004	248,399	100%	1	CITGO Petroleum Corporation
Houston, TX 77077

380 Interlocken Crescent	8/15/2003	240,184	85%	12	Cooley LLP
Broomfield, CO 80021					Montgomery Watson Americas, Inc.
					VMWare, Inc.
					Sierra Financial Services, Inc.

3625 Cumberland Boulevard	6/27/2006	387,267	92%	30	Corporate Holdings, LLC
Atlanta, GA 30339					Century Business Services, Inc.
					Bennett Thrasher PC

390 Interlocken Crescent	12/21/2006	241,516	98%	13	Vail Holdings, Inc.
Broomfield, CO 80021					Leopard Communications, Inc.
					MSI, LLC

120 East Baltimore St.	6/13/2007	325,445	85%	20	Ober, Kaler, Grimes & Shriver
Baltimore, MD 21202					State Retirement and Pension Systems
					of Maryland
					SunTrust Bank

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/10	of Tenants	Major Tenants (2)

16290 Katy Freeway	9/28/05	156,746	98%	4	Murphy Exploration and Production
Houston, TX 77094					Company

2291 Ball Drive	12/11/08	127,778	100%	1	Monsanto Company
St Louis, MO 63146

45925 Horseshoe Drive	12/26/08	135,888	100%	1	Giesecke & Devrient America, Inc.
Sterling, VA 20166

4807 Stonecroft Blvd.	6/26/09	111,469	100%	1	Northrop Grumman Systems Corp.
Chantilly, VA 20151

14800 Charlson Road	6/30/09	153,028	100%	1	C.H. Robinson Worldwide, Inc.
Eden Praire, MN 55347

121 South Eighth Street and	6/29/10	474,661	92%	45	TCF National Bank
801 Marquette Ave. S.					Schwegman, Lundberg & Woessner
Minneapolis, MN 55402
Sub Total Office		6,070,999	85%	315

Industrial
8730 Bollman Place
Savage (Jessup), MD 20794	12/14/99	98,745	100%	1	Maines Paper and Foodservice, Inc.
Sub Total Industrial		98,745	100%	1

Grand Total (Assets with
ongoing operations)		6,169,744	85%

Assets held for sale
3140, 3150 Fairview Park Drive	9/30/09	252,613	100%	1	Noblis, Inc.
Falls Church, VA 22042
Sub Total Assets held for sale		252,613	100%	1

Grand Total		6,422,357	86%	317

(1) Date of purchase or merged entity date of purchase

(2) Major tenants who occupy 10% or more of the space in an individual property.

(3) No tenant occupies more than 10% of the space.

All of the properties listed above are owned, directly or indirectly, by us. None of our properties are subject to any mortgage loans. We have no material undeveloped or unimproved properties, or proposed programs for material renovation, improvement or development of any of our properties. We believe that our properties are adequately covered by insurance as of December 31, 2010.

The following table provides certain information about our owned commercial properties as of December 31, 2010:

								Average
				Net		Percentage	Annualized	Annualized
			Year Built	Rentable		Leased as of	Rent as of	Rent per
			or	Square	Leased	December 31,	December 31,	Leased
Property Name	City	State	Renovated	Feet	Sq. Ft.	2010 (a)	2010 (b)	Sq. Ft. (c)

Park Seneca	Charlotte	NC	1969	109,550	88,770	81.0%	1,438,039	$ 16.20
Forest Park	Charlotte	NC	1999	62,212	62,212	100.0%	987,940	15.88
Meadow Point	Chantilly	VA	1999	138,537	135,664	97.9%	2,379,464	17.54
Innsbrook	Glen Allen	VA	1999	308,803	189,686	61.4%	1,273,806	6.72	(b)
East Baltimore	Baltimore	MD	1989	325,445	275,113	84.5%	7,289,593	26.50
Loudoun Tech Center	Dulles	VA	1999	135,888	135,888	100.0%	1,736,340	12.78
Bollman Place	Savage	MD	1984	98,745	98,745	100.0%	624,068	6.32
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	4,043,600	36.28
Fairview Park	Falls Church	VA	2001	252,613	252,613	100.0%	6,644,676	26.30
East total				1,543,262	1,350,160	87.5%	26,417,527	19.57
Southfield Centre	Southfield	MI	1977	214,697	125,835	58.6%	1,394,585	11.08
Northwest Point	Elk Grove Village	IL	1999	176,848	176,848	100.0%	3,334,487	18.86
River Crossing	Indianapolis	IN	1998	205,059	199,966	97.5%	4,854,327	24.28
Timberlake	Chesterfield	MO	1999	232,766	230,347	99.0%	4,743,489	20.59
Timberlake East	Chesterfield	MO	2000	116,197	116,197	100.0%	2,713,159	23.35
Lakeside Crossing	Sl. Louis	MO	2008	127,778	127,778	100.0%	3,011,727	23.57
Eden Bluff	Eden Praire	MN	2006	153,028	153,028	100.0%	3,977,266	25.99
121 South 8th Street	Minneapolis	MN	1974	474,661	437,065	92.1%	6,732,231	15.40
Midwest total				1,701,034	1,567,064	92.1%	30,761,273	19.63

The following table is continued from the previous page and provides certain information about our owned commercial properties as of December 31, 2010:

								Average
				Net		Percentage	Annualized	Annualized
			Year Built	Rentable		Leased as of	Rent as of	Rent per
			or	Square	Leased	December 31,	December 31,	Leased
Property Name	City	State	Renovated	Feet	Sq. Ft.	2010 (a)	2010 (b)	Sq. Ft. (c)

Blue Lagoon Drive	Miami	FL	2002	212,619	212,619	100.0%	4,505,691	21.19
One Overton Place	Atlanta	GA	2002	387,267	357,790	92.4%	9,341,668	26.11
Willow Bend Office Center	Plano	TX	1999	116,622	64,731	55.5%	1,313,090	20.29
Park Ten	Houston	TX	1999	155,715	74,997	48.2%	2,157,090	28.76
Addison Circle	Addison	TX	1999	293,787	281,503	95.8%	6,663,018	23.67
Collins Crossing	Richardson	TX	1999	298,766	236,267	79.1%	2,197,140	9.30	(b)
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	7,075,482	28.48
Park Ten Phase II	Houston	TX	2006	156,746	153,326	97.8%	4,004,324	26.12
Liberty Plaza	Addison	TX	1985	218,934	161,440	73.7%	3,058,159	18.94
South Total				2,088,855	1,791,072	85.7%	40,315,662	22.51
Centennial Technology Center	Colorado Springs	CO	1999	110,730	74,030	66.9%	1,256,733	16.98
380 Interlocken	Broomfield	CO	2000	240,184	204,347	85.1%	6,305,123	30.85
Greenwood Plaza	Englewood	CO	2000	197,527	52,499	26.6%	804,066	15.32
390 Interlocken	Broomfield	CO	2002	241,516	237,518	98.3%	5,036,748	21.21
Hillview Center	Milpitas	CA	1984	36,288	36,288	100.0%	544,262	15.00
Federal Way	Federal Way	WA	1982	117,010	39,308	33.6%	604,910	15.39
Montague Business Center	San Jose	CA	1982	145,951	145,951	100.0%	2,184,672	14.97
West Total				1,089,206	789,941	72.5%	16,736,515	21.19

Grand Total				6,422,357	5,498,237	85.6%	$ 4,230,977	$ 20.78

(a) Based on all leases in effect, including month-to-month tenants, divided by the Property's net rentable square footage.
(b) Represents gross rental charges for the month of December 2010 (including month-to-month leases) multiplied by 12, which can result in unusual per square foot amounts calculated when there are free rent periods (usually with new leases).
(c) Represents the annualized rent as of December 2010 divided by leased square feet.
19

The following table provides a summary schedule of the lease expirations for the 20 tenants with the greatest amount of square feet leased in place for our owned properties as of December 31, 2010, assuming that none of the tenants exercise renewal options. Numbered footnote explanations are on the following page:

								% of
				Remaining	Aggregate	% of Aggregate	Annualized	Aggregate
	Tenant		Number of	Lease Term	Leased	Lease	Rent (a)	Annualized
	Name		Leases	in Months	Square Feet	Square Feet	(in 000's)	Rent

1	TCF National Bank	(1)	1	60	266,495	4.15%	2,893	2.53%
2	Noblis, Inc.	(2)	1	73	252,613	3.93%	6,645	5.82%
3	CITGO Petroleum Corporation	(3)	1	134	248,399	3.87%	7,075	6.19%
4	Burger King Corporation		1	93	212,619	3.31%	4,506	3.94%
5	RGA Reinsurance Company		1	48	185,501	2.89%	3,707	3.25%
6	Citicorp Credit Services, Inc	(4)	1	72	176,848	2.75%	3,334	2.92%
7	C.H. Robinson Worldwide, Inc.		1	126	153,028	2.38%	3,977	3.48%
8	SunTrust Bank	(5)	2	70 & 129	145,204	2.26%	1,423	1.25%
9	Geisecke & Devrient America, Inc.		1	50	135,888	2.12%	1,736	1.52%
10	Murphy Exploration & Production Company		1	76	133,786	2.08%	3,515	3.08%
11	Monsanto Company		1	49	127,778	1.99%	3,012	2.64%
12	Vail Holdings, Inc.	(6)	1	147	121,913	1.90%	1,882	1.65%
13	Northrop Grumman Systems Corporation		1	88	111,469	1.74%	4,044	3.54%
14	Maines Paper & Food Service, Inc.		1	35	98,745	1.54%	624	0.55%
15	Federal National Mortgage Association	(7)	1	32	92,358	1.44%	1,755	1.54%
16	Amdocs, Inc.		1	5	91,928	1.43%	2,139	1.87%
17	County of Santa Clara		1	84	90,467	1.41%	1,347	1.18%
18	Ober, Kaler, Grimes & Shriver		1	3	88,736	1.38%	2,472	2.16%
19	VCE Company, LLC	(8)	1	105	85,650	1.33%	-	0.00%
20	ARGO Data Resource Corporation		1	68	83,944	1.31%	2,029	1.78%
					2,903,369	45.21%	$ 58,115	50.89%

(a)	Annualized rent represents the monthly rent, including tenant reimbursements, for each lease in effect at December 31, 2010 mulitplied by 12.
Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

The following numbered footnotes relate to the summary schedule of tenant names on the preceding page:

(1)	Property was acquired on June 29, 2010.
(2)	Property was sold January 21, 2011.
(3)	On January 20, 2010, the Company signed a new lease at a Houston, Texas property, for approximately 248,000 square feet of space with one of its tenants, CITGO Petroleum Corporation, effectively extending the lease expiration from February 29, 2012 to February 28, 2022.
(4)	The lease with Citicorp Credit Services, Inc. is guaranteed by Citigroup.
(5)	On December 22, 2010 the Company signed a lease for approximately 90,000 square feet at a Glen Allen, Virginia property. The lease expires on September 30, 2021. The tenant also leases approximately 55,000 square feet at a Baltimore, Maryland property. The lease that expires on October 31, 2016.
(6)	On March 22, 2010, the Company signed a lease for approximate 38,000 square feet of space with one of its tenants, Vail Holdings, Inc. through March 2019. The remaining space of approximately 84,000 square feet is leased through March 2023.
(7)	On June 7, 2010, Federal National Mortgage Association commenced a lease for approximately 92,000 square feet of space at an Addison, Texas property. The lease expires September 6, 2013.
(8)	On December 20, 2010, the Company signed a lease for approximately 86,000 square feet of space at a Richardson, Texas property. The lease expires on September 30, 2019 and is guaranteed by EMC Corporation.
21

The following table provides a summary schedule of the lease expirations for leases in place for our owned properties as of December 31, 2010, assuming that none of the tenants exercise renewal options:

						Percentage
			Rentable		Annualized	of Total
	Number of		Square		Rent	Final
Year of	Leases		Footage	Annualized	Per Square	Annualized
Lease	Expiring		Subject to	Rent Under	Foot Under	Rent Under
Expiration	Within the		Expiring	Expiring	Expiring	Expiring
December 31,	Year		Leases	Leases (a)	Leases	Leases
2011	103	(b)	655,783	13,529,015	20.63	11.84%
2012	55		399,528	8,698,826	21.77	7.62%
2013	51		543,235	10,069,311	18.54	8.81%
2014	32		595,886	13,505,503	22.66	11.82%
2015	28		813,023	13,897,329	17.09	12.17%
2016	17		555,571	12,872,449	23.17	11.27%
2017	6		523,853	12,774,531	24.39	11.18%
2018	7		401,496	10,507,743	26.17	9.20%
2019	3		129,042	1,029,009	7.97	0.90%
2020 and thereafter	15		880,820	17,347,261	19.69	15.19%
	317		5,498,237	114,230,977	20.78	100.00%

Vacancies as of December 31, 2010			924,120
Total Portfolio Square Footage			6,422,357

(a)	Annualized rent represents the monthly rent, including tenant reimbursements, for each lease in effect at December 31,2010 multiplied by 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.
(b)	34 leases are Month to Month and 7 leases expired on December 31, 2010.

Item 3. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, cash flows or results of operations.

Item 4. (Removed and Reserved)

Directors and Executive Officers of FSP Corp.

The following table sets forth the names, ages and positions of all our directors and executive officers as of February 18, 2011.

Name	Age	Position

George J. Carter (5)	62	President, Chief Executive Officer and Director
Barbara J. Fournier (4)	55	Executive Vice President, Chief Operating Officer, Treasurer, Secretary and Director
Barry Silverstein (1) (2) (4)	77	Director
Dennis J. McGillicuddy (1) (2) (3)	69	Director
Georgia Murray (1) (2) (5) (7)	60	Director
John N. Burke (1) (2) (4) (6)	49	Director
John G. Demeritt	50	Executive Vice President and Chief Financial Officer
William W. Gribbell	51	Executive Vice President
R. Scott MacPhee	53	Executive Vice President
Janet Prier Notopoulos (3)	63	Executive Vice President and Director
Scott H. Carter	39	Executive Vice President, General Counsel and Assistant Secretary

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Class I Director

(4) Class II Director

(5) Class III Director

(6) Chair of the Audit Committee

(7) Chair of the Compensation Committee

George J. Carter, age 62, is President, Chief Executive Officer and has been a Director of FSP Corp. since 2002. Mr. Carter is responsible for all aspects of the business of FSP Corp. and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. Prior to the conversion, he was President of the general partner of the FSP Partnership (the “General Partner”) and was responsible for all aspects of the business of the FSP Partnership and its affiliates. From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”). Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.). Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

Barbara J. Fournier, age 55, is Executive Vice President, Chief Operating Officer, Treasurer, Secretary and has been a Director of FSP Corp. since 2002. Ms. Fournier has as her primary responsibility, together with Mr. Carter, the management of all operating business affairs of FSP Corp. and its affiliates. Ms. Fournier was the Principal Financial Officer until March 2005. Prior to the conversion, Ms. Fournier was the Vice President, Chief Operating Officer, Treasurer and Secretary of the General Partner. From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial. Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group. From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities; including Office Manager, Securities Operations and Partnership Administration. Ms. Fournier attended Northeastern University and the New York Institute of Finance. Ms. Fournier is a member of the NYSE Amex Listed Company Council. Ms. Fournier is a FINRA General Securities Principal (Series 24). She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

Barry Silverstein, age 77, has been a Director of the Company since May 2002. Mr. Silverstein took his law degree from Yale University in 1957 and subsequently held positions as attorney/officer/director of various privately-held manufacturing companies in Chicago, Illinois. In 1964, he moved to Florida to manage his own portfolio and to teach at the University of Florida Law School. In 1968, Mr. Silverstein became the principal founder and shareholder in Coaxial Communications, a cable television company. In 1998 and 1999, Coaxial sold its cable systems. Since January 2001, Mr. Silverstein has been a private investor.

Dennis J. McGillicuddy, age 69, has been a Director of the Company since May 2002. Mr. McGillicuddy graduated from the University of Florida with a B.A. degree and from the University of Florida Law School with a J.D. degree. In 1968, Mr. McGillicuddy joined Barry Silverstein in founding Coaxial Communications, a cable television company. In 1998 and 1999, Coaxial sold its cable systems. Mr. McGillicuddy has served on the boards of various charitable organizations. He is currently president of the Board of Trustees of Florida Studio Theater, a professional non-profit theater organization, and he serves as a Co-Chair, together with his wife, of Embracing Our Differences, an annual month-long art exhibit that promotes the values of diversity and inclusion. Mr. McGillicuddy also is a member of the Advisory Board to the Center For Mindfulness In Medicine, Health Care & Society, University of Massachusetts Medical School.

Georgia Murray, age 60, has been a Director of the Company since April 2005 and Chair of the Compensation Committee since October 2006. Ms. Murray is retired from Lend Lease Real Estate Investments, Inc., where she served as a Principal from November 1999 until May 2000. From 1973 through October 1999, Ms. Murray worked at The Boston Financial Group, Inc., serving as Senior Vice President and a Director at times during her tenure. Boston Financial was an affiliate of the Boston Financial Group, Inc. She is a past Trustee of the Urban Land Institute and a past President of the Multifamily Housing Institute. Ms. Murray previously served on the Board of Directors of Capital Crossing Bank. She also serves on the boards of numerous non-profit entities. Ms. Murray is a graduate of Newton College.

John N. Burke, age 49, has been a Director of the Company and Chair of the Audit Committee since June 2004. Mr. Burke is a certified public accountant with approximately 25 years of experience in the practice of public accounting working with both private and publicly traded companies with extensive experience serving clients in the real estate industry. Such experience includes the independent analysis and evaluation of financial reporting, accounting systems, internal controls and audit committee matters. Mr. Burke has been involved as an advisor on several client public offering, private equity and debt financings and merger and acquisition transactions. Mr. Burke’s consulting experience includes Securities and Exchange Commission reporting, compliance with Sarbanes-Oxley, and business planning matters. Prior to starting his own accounting and consulting firm in 2003, Mr. Burke was an Assurance Partner in the Boston office of BDO Seidman, LLP, an international accounting and consulting firm. Mr. Burke is a member of the American Institute of Certified Public Accountants, the Massachusetts Society of CPAs and holds FINRA Series 6 and 63 security licensure in Massachusetts. Mr. Burke earned an M.S. in Taxation and studied undergraduate accounting and finance at Bentley College.

John G. Demeritt, age 50, is Executive Vice President and Chief Financial Officer of FSP Corp. and has been Chief Financial Officer since March 2005. Mr. Demeritt previously served as Senior Vice President, Finance and Principal Accounting Officer since September 2004. Prior to September 2004, Mr. Demeritt was a Manager with Caturano & Company, an independent accounting firm (which later merged with McGladrey) where he focused on Sarbanes Oxley compliance. Previously, from March 2002 to March 2004 he provided consulting services to public and private companies where he focused on SEC filings, evaluation of business processes and acquisition integration. During 2001 and 2002 he was Vice President of Financial Planning & Analysis at Cabot Industrial Trust, a publicly traded real estate investment trust, which was acquired by CalWest in December 2001. From October 1995 to December 2000 he was Controller and Officer of The Meditrust Companies, a publicly traded real estate investment trust (formerly known as the The La Quinta Companies, which was then acquired by the Blackstone Group), where he was involved with a number of merger and financing transactions. Prior to that, from 1986 to 1995 he had financial and accounting responsibilities at three other public companies, and was previously associated with Laventhol & Horwath, an independent accounting firm from 1983 to 1986. Mr. Demeritt is a Certified Public Accountant and holds a Bachelor of Science degree from Babson College.

William W. Gribbell, age 51, is an Executive Vice President of FSP Corp. and has as his primary responsibility the direct equity placement of the Sponsored REITs. Prior to the conversion, Mr. Gribbell was an Executive Vice President of the General Partner. From 1993 through 1996 he was an executive officer of Boston Financial. From 1989 to 1993 Mr. Gribbell worked at Winthrop Financial Associates. Mr. Gribbell is a graduate of Boston University (B.A.). Mr. Gribbell holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

R. Scott MacPhee, age 53, is an Executive Vice President of FSP Corp. and has as his primary responsibility the direct equity placement of the Sponsored REITs. Prior to the conversion, Mr. MacPhee was an Executive Vice President of the General Partner. From 1993 through 1996 he was an executive officer of Boston Financial. From 1985 to 1993 Mr. MacPhee worked at Winthrop Financial Associates. Mr. MacPhee attended American International College. Mr. MacPhee holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

Janet Prier Notopoulos, age 63, is an Executive Vice President of FSP Corp. and has been a Director of FSP Corp. and President of FSP Property Management since 2002. Ms. Notopoulos has as her primary responsibility the oversight of the management of the real estate assets of FSP Corp. and its affiliates. Prior to the conversion, Ms. Notopoulos was a Vice President of the General Partner. Prior to joining the FSP Partnership in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients. From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company. Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar. Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

Scott H. Carter, age 39, is Executive Vice President, General Counsel and Assistant Secretary of FSP Corp. Mr. Carter has been General Counsel since February 2008. Mr. Carter joined FSP Corp. in October 2005 as Senior Vice President, In-house Counsel and was appointed to the position of Assistant Secretary in May 2006. Mr. Carter has as his primary responsibility the management of all of the legal affairs of FSP Corp. and its affiliates. Prior to joining FSP Corp. in October 2005, Mr. Carter was associated with the law firm of Nixon Peabody LLP, which he originally joined in 1999. At Nixon Peabody LLP, Mr. Carter concentrated his practice on the areas of real estate syndication, acquisitions and finance. Mr. Carter received a Bachelor of Business Administration (B.B.A.) degree in Finance and Marketing and a Juris Doctor (J.D.) degree from the University of Miami. Mr. Carter is admitted to practice law in the Commonwealth of Massachusetts. Mr. Carter’s father, George J. Carter, serves as President, Chief Executive Officer and a Director of FSP Corp.

All of the above executive officers has been a full-time employee of FSP Corp. for the past five fiscal years.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE Amex under the symbol “FSP”. The following table sets forth the high and low sales prices on the NYSE Amex for the quarterly periods indicated.

Three Months	Range
Ended	High	Low
December 31, 2010	$ 14.42	$ 12.20
September 30, 2010	$ 12.86	$ 10.99
June 30, 2010	$ 15.70	$ 11.04
March 31, 2010	$ 15.01	$ 11.64

December 31, 2009	$ 15.36	$ 10.35
September 30, 2009	$ 15.20	$ 12.00
June 30, 2009	$ 14.84	$ 11.43
March 31, 2009	$ 14.88	$ 9.57

As of February 10, 2011, there were 6,601 holders of our common stock, including both holders of record and participants in securities position listings.

On January 14, 2011, our board of directors declared a dividend of $0.19 per share of our common stock payable to stockholders of record as of January 28, 2011 that was paid on February 18, 2011. Set forth below are the distributions per share of common stock made by FSP Corp. in each quarter since 2009.

Quarter	Distribution Per Share of
Ended	Common Stock of FSP Corp.
December 31, 2010	$0.19
September 30, 2010	$0.19
June 30, 2010	$0.19
March 31, 2010	$0.19

December 31, 2009	$0.19
September 30, 2009	$0.19
June 30, 2009	$0.19
March 31, 2009	$0.19

While not guaranteed, we expect that cash dividends on our common stock comparable to our most recent quarterly dividend will continue to be paid in the future. See Part I, Item 1A Risk Factors, “Our level of dividends may fluctuate.”, for additional information.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on the Company’s common stock between December 31, 2005 and December 31, 2010 with the cumulative total return of (1) the NAREIT Equity Index, (2) the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”) and (3) the Russell 2000 Total Return Index over the same period. This graph assumes the investment of $100.00 on December 31, 2005 and assumes that any distributions are reinvested.

	As of December 31,
	2005	2006	2007	2008	2009	2010
FSP	$ 100	$ 106	$ 81	$ 87	$ 92	$ 95
NAREIT Equity	100	135	114	71	91	116
S &P 500	100	116	122	77	97	112
Russell 2000	100	118	117	77	98	124

Notes to Graph:

The above performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act, as amended of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
(In thousands, except per share amounts)

Operating Data:
Total revenue	$123,119	$126,322	$120,416	$126,993	$107,245
Income from:
Continuing operations	17,896	26,745	31,959	36,106	41,540
Discontinued operations	4,197	703	—	1,190	7,951
Gain on sale of land or properties	—	424	—	23,789	61,438
Net income	22,093	27,872	31,959	61,085	110,929

Basic and diluted income per share:
Continuing operations	0.23	0.37	0.45	0.51	0.62
Discontinued operations	0.05	0.01	—	0.01	0.12
Gain on sale of land or properties	—	—	—	0.34	0.91
Total	0.28	0.38	0.45	0.86	1.65

Distributions declared per
share outstanding (1):	0.76	0.76	1.00	1.24	1.24

	As of December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Total assets	$1,238,735	$1,154,850	$1,025,433	$1,003,466	$955,317
Total liabilities	317,177	217,576	176,436	112,848	33,355
Total shareholders' equity	921,558	937,274	848,997	890,618	921,962

(1) The 2006, 2007 and first half of 2008 quarterly distributions were each in the amount of $0.31 per share of common stock, or $1.24 on an annual basis. Commencing with FSP Corp.’s distribution payable for the quarter ended September 30, 2008, the amount of the distribution was decreased from $0.31 per share of common stock to $0.19 per share of common stock resulting in $1.00 in distributions being paid in 2008 and $0.76 in distributions in 2009.

The 2008 and 2006 financial statements reflect acquisition by merger of one and five Sponsored REITs, respectively. Prior to their acquisition, FSP Corp. held a non-controlling common stock interest with virtually no economic benefits or risks in each of these REITs, a preferred stock interest in the Sponsored REIT acquired in 2008 and a preferred stock interest in one of the Sponsored REITS acquired by merger in 2006.

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

On May 6, 2010, we entered into an on demand offering sales agreement whereby we may offer and sell up to an aggregate gross sales price of $75 million of our common stock from time to time, which we refer to as our ATM Sales Program. As of December 31, 2010, we have an automatic shelf registration statement on Form S-3 on file with the SEC relating to the offer and sale, from time to time, of an indeterminate amount of our common stock. From time to time, we expect to issue additional shares of our common stock under our automatic shelf registration statement or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including historically high levels of unemployment, the failure and near failure of a number of large financial institutions and increased credit risk premiums for a number of market participants. Economic conditions may be affected by numerous factors including but not limited to, inflation and employment levels, energy prices, slow growth and/or recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations. The current state of the U.S. economy has affected our business, resulting in a decline in occupancy in our real estate portfolio in 2009 and 2010, and may affect real estate values, occupancy levels, property income and the propensity and the ability of investors to invest in our Sponsored REITs in the future. At this time, we cannot predict the extent or duration of any negative impact that the current state of the U.S. economy will have on our business.

Real Estate Operations

Leasing

Our real estate portfolio was approximately 85.6% leased as of December 31, 2010 and approximately 84% leased as of December 31, 2009. As of December 31, 2010, approximately 10.2% of the square footage in our portfolio was scheduled to expire during 2011, and approximately 6.25% was scheduled to expire during 2012. Since December 31, 2010, we have announced new leases of approximately 134,332 square feet and the renewal of an approximately 91,928 square foot lease that would have expired in 2011. While there has been leasing activity in most of our markets in the fourth quarter of 2010 and so far in 2011, the activity is still slow and we do not expect to see a return to stronger leasing markets until there is a meaningful increase in job growth.

While we cannot generally predict when existing vacancy in our real estate portfolio will be leased or if existing tenants with expiring leases will renew their leases or what the terms and conditions of the lease renewals will be, we expect to renew or sign new leases at current market rates for locations in which the buildings are located, which in many cases may be below the expiring rates. Also, as the economy recovers, we believe the potential for any of our tenants to default on its lease or to seek the protection of bankruptcy still exists. If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. In addition, at any time, a tenant of one of our properties may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders.

Acquisitions

During 2010 we completed an acquisition on June 29, 2010 of a property consisting of two office buildings totaling approximately 470,000 square feet located in downtown Minneapolis, Minnesota for a purchase price of approximately $40.5 million excluding closing costs and adjustments.  We continue to pursue acquisition opportunities and anticipate that those efforts could result in additional property acquisitions during the first quarter of 2011.  New property acquisitions are anticipated to provide additional accretive rental income.

Dispositions

We did not dispose of any properties during 2009 or 2010. However, we did dispose of an office property located in Falls Church, Virgina on January 21, 2011 at a gain. We will continue to evaluate our portfolio, and in the future may decide to dispose of additional properties from time-to-time in the ordinary course of business.  We believe that the current property sales environment remains challenged relative to both liquidity and pricing.  However, we also believe that we are witnessing improving pricing and liquidity in certain markets, extending a trend that we believe began in the second half of 2009.  We believe that both improving office property fundamentals as well as plentiful and attractive financing availability will likely be required to meaningfully improve the marketplace for property dispositions.  As an important part of our total return strategy, we intend to be active in property dispositions when we believe that market conditions warrant such activity.

Investment Banking/Investment Services

Unlike our real estate operations business, which provides a rental revenue stream which is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature. Equity raised for Sponsored REIT syndications for 2010 decreased 11% to $35.9 million compared to $40.4 million in 2009.

In May 2008, one of our Sponsored REITs, FSP 385 Interlocken Development Corp., began development of an office property located in Broomfield, Colorado. Permanent equity capitalization of the property was structured as a private placement offering of preferred stock totaling $38 million, which was fully subscribed on July 9, 2010. In December 2009, one of our Sponsored REITs, FSP Lakeside Crossing II Corp., purchased an office property located in Maryland Heights, Missouri. Permanent equity capitalization of the property was structured as a private placement stock offering totaling $21 million, and was fully subscribed in the fourth quarter of 2009. Also in December 2009, one of our Sponsored REITs, FSP Centre Pointe V Corp., purchased an office property located in West Chester, Ohio. Permanent equity capitalization of the property was structured as a private placement preferred stock offering totaling $25 million, which was fully subscribed on July 9, 2010. In October 2010, one of our Sponsored REITs, FSP Monument Circle Corp., purchased an office and retail property in Indianapolis, Indiana. Permanent equity capitalization of the property was structured as a private placement offering of preferred stock totaling $30 million, $25.3 million of which had been closed in as of December 31, 2010. This private placement offering is ongoing as of the beginning of 2011.

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

Discontinued Operations and Property Dispositions

During the years ended December 31, 2010 and 2009, we sold no properties. However during 2010 we reached an agreement to sell an office property located in Falls Church, Virginia that was sold on January 21, 2011 at a gain and in 2009 we recognized a gain of approximately $424,000 on a small piece of land at that same property as a result of a land taking by the Commonwealth of Virginia in 2009. Accordingly, the asset held for sale has been classified as held for sale on our financial statements. The operating results for these real estate assets have been reflected as discontinued operations in the financial statements for the years ended December 31, 2010 and 2009.

We continue to evaluate our portfolio, and in the future may decide to dispose of additional properties from time-to-time in the ordinary course of business. However, because of the current uncertainty surrounding the future performance of commercial property markets and the amount of available mortgage financing for adequate capitalization of those markets, we do not expect the level of disposition activity to be as significant as it was during the years of 2005 to 2007.

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

Results of Operations

Overview

During 2008, we acquired one property by merger and two additional properties by direct acquisition. During 2009, we acquired three properties, made a $15 million investment in a Sponsored REIT and completed an underwritten public offering of 9.2 million shares of our common stock (including 1.2 million shares issued as a result of the full exercise of an overallotment option by the underwriter) at a price to the public of $13.00 per share. During 2010, we acquired one property by direct acquisition and initiated our ATM Sales Program from which we sold approximately 1.8 million shares of our common stock at an average price of $12.92 per share. The proceeds, net of placement/sales agent fees and offering related expenses, were approximately $21.9 million. As a result of this activity, as of December 31, 2010, we owned 33 properties and had investments in three non-consolidated REITs.

Mergers and Acquisitions:

On May 15, 2008, we completed the acquisition by merger of Park Ten Development, on December 11, 2008 we acquired a commercial property in Missouri and on December 23, 2008 we acquired a commercial property in Virginia. On June 26, 2009, we acquired a commercial property in Virginia, on June 30, 2009 we acquired a commercial property in Minnesota and on September 30, 2009 we acquired another commercial property in Virginia. On June 29, 2010 we acquired a commercial property in Minnesota. The results of operations for each of the acquired properties are included in our operating results as of their respective merger or purchase dates. Increases in rental revenues and expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009, or the year ended December 31, 2009 compared to the year ended December 31, 2008 are primarily a result of the timing of these acquisitions and subsequent contribution of these acquired properties.

Sales of Real Estate:

We had no sales of real estate in 2010, 2009 or 2008. However, during 2010 we reached an agreement to sell an office property located in Falls Church, Virginia, which sold on January 21, 2011, at a gain and in 2009 also recognized a gain of approximately $424,000 on a small piece of land at that same property as a result of a land taking by the Commonwealth of Virginia in 2009. The operating results of the property sold are classified as discontinued operations in our financial statements for all periods presented.

Investment Banking:

Revenue for the investment banking/investment services segment is primarily based on the gross proceeds from the sale of securities in the syndications of the Sponsored REITs. During 2008, we started syndication of a Sponsored REIT and continued the syndication of another Sponsored REIT. Total gross proceeds from both syndications aggregated $57.4 million in 2008 and one remained in process at year end. During 2009, we completed the syndication of two Sponsored REITs and began the process of syndicating another Sponsored REIT, for which total gross proceeds aggregated $40.4 million in 2009. During 2010, we completed the syndication of one Sponsored REIT and began the process of syndicating another Sponsored REIT, for which total gross proceeds aggregated $35.9 million in 2010. We believe the decrease of $4.5 million in 2010 compared to 2009 and the decrease of $17.0 million in 2009 compared to 2008 were attributable to the uncertainty surrounding the future performance of commercial property markets and the amount of available mortgage financing for adequate capitalization of those markets. Revenues and expenses for investment banking/investment services are directly related to the gross proceeds of these syndications.

Our acquisition executives continue to work on other property investment opportunities for our own portfolio and for syndication. However, business growth in the syndication area remains uncertain at the beginning of 2011.

The following table shows financial results for the years ended December 31, 2010 and 2009.

(in thousands)
Revenues:	2010	2009	Change
Rental	$115,320	$120,013	$(4,693)
Related party revenue:
Syndication fees	2,544	2,428	116
Transaction fees	2,727	2,080	647
Management fees and interest income from loans	2,439	1,740	699
Other	89	61	28
Total revenues	123,119	126,322	(3,203)

Expenses:
Real estate operating expenses	33,609	30,810	2,799
Real estate taxes and insurance	18,170	18,981	(811)
Depreciation and amortization	36,472	35,570	902
Selling, general and administrative	9,286	8,514	772
Commissions	1,477	1,801	(324)
Interest	7,283	6,570	713
Total expenses	106,297	102,246	4,051

Income before interest income, equity in earnings (losses)
of non-consolidated REITs and taxes on income	16,822	24,076	(7,254)
Interest income	25	96	(71)
Equity in earnings (losses) of non-consolidated REITs	1,266	1,994	(728)

Income before taxes on income	18,113	26,166	(8,053)
Taxes on income	217	(579)	796

Income from continuing operations	17,896	26,745	(8,849)
Discontinued operations:
Income from discontinued operations	4,197	703	3,494
Gain on sale of properties, less applicable income tax	—	424	(424)
Total discontinued operations	4,197	1,127	3,070

Net income	$22,093	$27,872	$(5,779)

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

Revenues

Total revenues decreased by $3.2 million to $123.1 million for the year ended December 31, 2010 compared to $126.3 million for the year ended December 31, 2009. The decrease was primarily a result of:

o	The loss of rental income from expiring leases over the last two calendar years, primarily from tenants that leased space in properties in Colorado, Texas and Virginia that were included in the results for the year ended December 31, 2009 and for a part of 2010.

These decreases were partially offset by:

o	An increase in rental revenue of approximately $7.8 million arising primarily from the acquisition of two properties located in Virginia and Minnesota in June 2009, which were included for approximately half of 2009 and a full year in 2010; and the acquisition of another property in Minnesota in June 2010, that was included in the results for the year ended December 31, 2010. There was also an increase of $0.7 million in termination fee income for the year ended December 31, 2010 compared to the year ended December 31, 2009.
37

o	A $0.8 million increase in syndication fees and transaction (loan commitment) fees, which was principally a result of an increase in transaction fees from syndications completed in 2010 compared to the same period in 2009.

o	A $0.7 million increase in interest from loan interest income from Sponsored REIT Loans, which was principally a result of a larger loan receivable balance during the year ended December 31, 2010 as compared to the year ended December 31, 2009, from which interest income is derived.

Expenses

Total expenses increased by $4.1 million to $106.3 million for the year ended December 31, 2010 compared to $102.2 million for the year ended December 31, 2009. The increase was primarily a result of:

o	An increase in real estate operating expenses and real estate taxes and insurance of approximately $2.0 million, and depreciation of $0.9 million, which were primarily from the acquisition of two properties located in Virginia and Minnesota in June 2009, which were included for a partial year in 2009 and full year in 2010; and the acquisition of another property in Minnesota in June 2010, that was included in the results for the year ended December 31, 2010. The increases were partially offset by real estate tax abatements. In addition, depreciation and amortization during the year ended December 31, 2009 was accelerated on lease related assets from a tenant that filed for bankruptcy and vacated space leased at a property in Virginia.

o	An increase in general and administrative expenses of $0.8 million, which was primarily the result of an increase to compensation of $0.2 million, an increase to reporting expenses of $0.3 million, and $0.3 million in professional fees. We had 42 and 43 employees as of December 31, 2010 and 2009, respectively, at our headquarters in Wakefield.

o	An increase in interest expense of $0.7 million, which was principally a result of an increase to the amount outstanding on our Revolver during the year ended December 31, 2010 compared to the year ended December 31, 2009.

These increases were partially offset by:

o	A decrease in commission expenses of $0.3 million, which was principally a result of a decrease in gross syndication proceeds for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Equity in earnings of non-consolidated REITs

Equity in earnings from non-consolidated REITs decreased approximately $0.7 million to $1.3 million during the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease was primarily due to lower equity in income from our investment in East Wacker.

Taxes on income

Taxes on income were $0.2 million for the year ended December 31, 2010 compared to to a tax benefit of $0.6 million for the year ended December 31, 2009. During 2009, we exhausted the ability to carry back losses to prior years and placed a valuation allowance on future tax benefits. Tax losses are primarily from reduced activity in the investment banking and investment services business. Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues at Texas properties.

Income from continuing operations

The resulting income from continuing operations for the year ended December 31, 2010 compared to the year ended December 31, 2009 decreased $8.8 million to $17.9 million for the reasons discussed above.

Discontinued operations and gain on sale of assets

Income from discontinued operations increased $3.5 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. During 2010, we did not sell any properties. We reached an agreement during 2010 to sell an office property located in Falls Church, Virginia, which was sold on January 21, 2011, at a gain. The operations of that property are reported as discontinued operations on our financial statements for the years ended December 31, 2010 and 2009. During 2009, we also recognized a gain of approximately $424,000 on a small piece of land at that same Falls Church, Virginia property as a result of a land taking by the Commonwealth of Virginia.

Net income

Net income for the year ended December 31, 2010 was $22.1 million compared to $27.9 million for the year ended December 31, 2009, for the reasons described above.

The following table shows financial results for the years ended December 31, 2009 and 2008.

(in thousands)
Revenues:	2009	2008	Change
Rental	$120,013	$111,198	$8,815
Related party revenue:
Syndication fees	2,428	3,766	(1,338)
Transaction fees	2,080	3,641	(1,561)
Management fees and interest income from loans	1,740	1,739	1
Other	61	72	(11)
Total revenues	126,322	120,416	5,906

Expenses:
Real estate operating expenses	30,810	28,999	1,811
Real estate taxes and insurance	18,981	17,740	1,241
Depreciation and amortization	35,570	30,360	5,210
Selling, general and administrative	8,514	8,268	246
Commissions	1,801	2,151	(350)
Interest	6,570	4,921	1,649
Total expenses	102,246	92,439	9,807

Income before interest income, equity in earnings (losses)
of non-consolidated REITs and taxes on income	24,076	27,977	(3,901)
Interest income	96	745	(649)
Equity in earnings (losses) of non-consolidated REITs	1,994	2,747	(753)

Income before taxes on income	26,166	31,469	(5,303)
Taxes on income	(579)	(490)	(89)

Income from continuing operations	26,745	31,959	(5,214)
Discontinued operations:
Income from discontinued operations	703	—	703
Gain on sale of properties, less applicable income tax	424	—	424
Total discontinued operations	1,127	—	1,127

Net income	$27,872	$31,959	$(4,087)

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

Revenues

Total revenues increased by $5.9 million to $126.3 million for the year ended December 31, 2009, as compared to $120.4 million for the year ended December 31, 2008. The increase was primarily a result of:

o	An increase to rental revenue of approximately $8.8 million arising primarily from the acquisition of a property in Texas in May 2008, the acquisition of two properties located in Virginia and Missouri in December 2008 and the acquisition of two properties located in Virginia and Minnesota in June 2009; and early termination fees of $0.8 million received during the year ended December 31, 2009.

This increase was partially offset by:

o	A $2.9 million decrease in syndication fees and transaction fees, which was principally a result of the decrease in gross syndication proceeds for the year ended December 31, 2009 compared to the same period in 2008.
40

Expenses

Total expenses increased by approximately $9.8 million to $102.2 million for the year ended December 31, 2009 compared to $92.4 million for the year ended December 31, 2008. The increase was primarily a result of:

o	An increase in real estate operating expenses and real estate taxes and insurance of approximately $3.1 million, and depreciation and amortization of $5.2 million, which were primarily from the acquisition of a property in Texas in May 2008, the acquisition of two properties located in Virginia and Missouri in December 2008 and the acquisition of two properties located in Virginia and Minnesota that were acquired in June 2009.

o	An increase in interest expense of approximately $1.6 million primarily as a result of the addition of the Term Loan, which was borrowed in October 2008; and was partially offset by lower average interest rates during the year ended December 31, 2009 compared to the year ended December 31, 2008.

o	An increase in general and administrative expenses of $0.2 million, which was primarily the result of acquisition costs that were recorded during the year ended December 31, 2009 related to the acquisition of two properties in June 2009. We had 43 and 41 employees as of December 31, 2009 and 2008, respectively, at our headquarters in Wakefield.

These increases were partially offset by:

o	A decrease in commission expense of $0.3 million, which was principally a result of the decrease in gross syndication proceeds in the year ended December 31, 2009 compared to the same period in 2008.

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

Income from continuing operations

The resulting income from continuing operations for the year ended December 31, 2009 compared to the year ended December 31, 2008 decreased $5.2 million to $26.7 million for the reasons described above.

Discontinued operations and gain on sale of assets

Income from discontinued operations was $0.7 million for the year ended December 31, 2009. We reached an agreement during 2010 to sell an office property located in Falls Church, Virginia, which was sold on January 21, 2011, at a gain. The operations of that property are reported as discontinued operations on our financial statements for the years ended December 31, 2010 and 2009. During 2009, we also recognized a gain of approximately $424,000 on a small piece of land at that same Falls Church, Virginia property as a result of a land taking by the Commonwealth of Virginia.

Net income

Net income for the year ended December 31, 2009 decreased $4.1 million to $27.9 million compared to $32.0 million for the year ended December 31, 2008, for the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $68.2 million and $27.4 million at December 31, 2010 and 2009, respectively. This increase of $40.8 million is attributable to $53.1 million provided by operating activities less $74.4 million used by investing activities plus $62.1 million provided by financing activities. On February 22, 2011, we repaid the Revolver in its entirety and replaced it with the New Revolver. On February 22, 2011, we also repaid the Term Loan in its entirety from the proceeds of the New Revolver and terminated the Term Loan. Management believes that existing cash, cash anticipated to be generated internally by operations, cash anticipated to be generated by the sale of preferred stock in future Sponsored REITs and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly formed Sponsored REITs. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties and the level of interest on the part of investors in purchasing shares of Sponsored REITs.

Operating Activities

The cash provided by our operating activities of $53.1 million is primarily attributable to net income of $22.1 million, plus the add-back of $36.5 million of non-cash activities, $5.2 million of distributions from non-consolidated REITs, decreases in prepaid and other assets of $0.9 million and an increase in tenant security deposits of $0.1 million. These increases were partially offset by payment of leasing commissions of $10.5 million, increases in tenant rent receivables of $1.1 million and restricted cash of $0.1 million.

Investing Activities

Our cash used for investing activities for the year ended December 31, 2010 of $74.4 million is primarily attributable to additions to real estate investments and office equipment of approximately $54.4 million and secured Acquisition Loans and/or Sponsored REIT Loans made to Sponsored REITs of approximately $21.1 million and increases in deposits on real estate assets of $0.2 million, which was partially offset by a decrease in assets held for syndication of $1.3 million.

Financing Activities

Our cash provided by financing activities for the year ended December 31, 2010 of $62.1 million is primarily attributable to borrowings under our Revolver of $101.0 million and net proceeds from our ATM Sales Program of $21.9 million, which were partially offset by distributions paid to shareholders of $60.6 million and principal payments made on our Term Loan of $0.2 million.

Revolver/New Revolver

As of December 31, 2010, we had an unsecured revolving line of credit, which we refer to as the Revolver, with a group of banks that provided for borrowings at our election of up to $250,000,000 and that was scheduled to mature on August 11, 2011. Borrowings under the Revolver bore interest at either the bank's prime rate (3.25% at December 31, 2010) or a rate equal to LIBOR plus 100 basis points (1.26% at December 31, 2010). There were borrowings of $209,968,000 and $109,008,000 at the LIBOR plus 100 basis point rate at a weighted average rate of 1.26% and 1.23% outstanding under the Revolver at December 31, 2010 and 2009, respectively. The weighted average interest rate on amounts outstanding during 2010 and 2009 was approximately 1.33% and 1.34%, respectively. As of December 31, 2010, we were in compliance with all bank covenants required under the Revolver.

On February 22, 2011, we repaid the Revolver in its entirety and replaced it with a new unsecured revolving line of credit, which we refer to as the New Revolver, with a group of banks that provides for borrowings at our election of up to $500,000,000 and that matures on February 22, 2014. In addition, we have the right to extend the initial maturity date by an additional 12 months, or until February 22, 2015, upon payment of a fee and satisfaction of certain customary conditions. The New Revolver includes an accordion feature that allows for up to $100,000,000 of additional borrowing capacity subject to receipt of lender commitments and satisfaction of certain customary conditions. The New Revolver bears interest at either (i) a rate equal to LIBOR plus 185 to 300 basis points depending on our total leverage ratio at the time of the borrowing (LIBOR plus 185 basis points at February 22, 2011) or (ii) a rate equal to the bank’s base rate plus 85 to 200 basis points depending on our total leverage ratio at the time of the borrowing (the bank’s base rate plus 85 basis points at February 22, 2011). The New Revolver also obligates us to pay an annual facility fee of 30 to 50 basis points depending on our total leverage ratio (30 basis points at February 22, 2011). The facility fee is assessed against the total amount of the New Revolver, or $500,000,000. The actual amount of any applicable facility fee, LIBOR rate or base rate is determined based on our total leverage ratio as described in the table below:

Leverage Ratio	Facility Fee	LIBOR Rate	Base Rate
< 25%	30.0 basis points	185.0 basis points	85.0 basis points
> 25% and < 35%	35.0 basis points	195.0 basis points	95.0 basis points
> 35% and < 45%	40.0 basis points	210.0 basis points	110.0 basis points
> 45% and < 55%	45.0 basis points	245.0 basis points	145.0 basis points
> 55%	50.0 basis points	300.0 basis points	200.0 basis points

For purposes of the New Revolver, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 1/2 of 1.00%, and (iii) the one month LIBOR rate for such day plus 1.00%.

We have drawn on the Revolver and the New Revolver, as applicable, and intend to draw on the New Revolver in the future for a variety of corporate purposes, including the repayment of debt, the acquisition of properties that we acquire directly for our portfolio, working capital and other general purposes. We have also drawn on the Revolver and the New Revolver, as applicable, and intend to draw on the New Revolver in the future to fund certain activities relating to Sponsored REITs, including Acquisition Loans, Sponsored REIT Loans and our acquisition of preferred stock in certain Sponsored REITs from time to time.

Term Loan

As of December 31, 2010, we also had a $75 million unsecured term loan facility, which we refer to as the Term Loan, with three banks. Proceeds from the Term Loan were used to reduce the outstanding principal balance on the Revolver. The Term Loan had an initial three-year term that was scheduled to mature on October 15, 2011. In addition, we had the right to extend the initial maturity date for up to two successive one-year periods, or until October 15, 2013 if both extensions were exercised. We fixed the interest rate for the initial three-year term of the Term Loan at 5.84% per annum pursuant to an interest rate swap agreement. As of December 31, 2010, we were in compliance with all bank covenants required under the Term Loan. On February 22, 2011, we repaid the Term Loan in its entirety from the proceeds of the New Revolver and terminated the Term Loan.

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

On May 6, 2010, we entered into an on demand offering sales agreement whereby we may offer and sell up to an aggregate gross sales price of $75 million of our common stock from time to time, which we refer to as our ATM Sales Program. Sales of shares of our common stock depend upon market conditions and other factors determined by us and may be deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE Amex or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by us in writing. We have no obligation to sell any shares of our common stock, and may at any time suspend solicitation and offers. During the three months ended December 31, 2010, we sold 1.6 million shares of our common stock under our ATM Sales Program at an average price of $13.00 per share, for which $0.4 million was payable to the placement/sales agent, raising net proceeds of $20.4 million. For the year ended December 31, 2010, we sold approximately 1.8 million shares of our common stock under our ATM Sales Program at an average price of $12.92 per share. The proceeds, net of placement/sales agent fees and offering related expenses, were approximately $21.9 million for the year ended December 31, 2010.

As of December 31, 2010, we have an automatic shelf registration statement on Form S-3 on file with the SEC relating to the offer and sale, from time to time, of an indeterminate amount of our common stock. From time to time, we expect to issue additional shares of our common stock under our automatic shelf registration statement or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide Acquisition Loans and/or Sponsored REIT Loans to Sponsored REITs. As of December 31, 2010, we were committed to fund up to $85.8 million to six Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $57.7 million in the aggregate has been drawn and is outstanding. We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long-term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Assets Held for Syndication

As of December 31, 2010 we had one asset held for syndication for a property in Indianapolis, Indiana. As of December 31, 2009, we had one asset held for syndication for a property in West Chester, Ohio, which was completed on July 9, 2010. As of December 31, 2008, we had one asset held for syndication for a property in Kansas City, Missouri, which was completed on May 29, 2009.

Assets Held for Sale

As of December 31, 2010, we had one asset held for sale. During 2010, we reached an agreement to sell an office property located in Falls Church, Virginia at a gain. The Fall Church, Virginia office property was sold on January 21, 2011 at a gain. Accordingly, the book value of this property was reclassified and presented as held for sale for all periods presented on our financial statements. As of December 31, 2008, there were no assets held for sale.

Related Party Transactions

On May 15, 2008, we acquired Park Ten Development by merger for a total purchase price of approximately $35.4 million. The acquisition was effected by merging a wholly owned acquisition subsidiary of the Company with and into Park Ten Development. The holders of preferred stock in Park Ten Development received cash consideration of approximately $127,290 per share.

In November 2010, we commenced the syndication of FSP Monument Circle Corp., which was still in process as of December 31, 2010. In November 2009, we commenced the syndication of FSP Centre Pointe V Corp., which was completed on July 9, 2010. In September 2009, we commenced the syndication of FSP Lakeside Crossing II Corp., which was completed December 15, 2009. In May 2008, we commenced the syndication of FSP 385 Interlocken Development Corp., which was completed on July 9, 2010. During 2007, we commenced the syndication of FSP Grand Boulevard Corp., which was completed May 29, 2009. As part of this syndication, we purchased the final 175.5 shares of its preferred stock for approximately $15 million on May 29, 2009, representing an approximately 27% interest.

We have drawn on the Revolver, and intend to draw on the New Revolver in the future for a variety of corporate purposes, including the acquisition of properties that we acquire directly for our portfolio and for loans to Sponsored REITs, including the Acquisition Loans and the Sponsored REIT Loans described below. Additional Information about our Acquisition Loans and our Sponsored REIT Loans outstanding as of December 31, 2010, including a summary table of the Sponsored REIT Loans, is incorporated herein by reference to Note 4, “Related Party Transactions – Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements.

Loans to Sponsored REITs

Acquisition Loans

We typically make an acquisition loan to each Sponsored REIT which is secured by a mortgage on the borrower’s real estate. These loans enable Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests. We refer to these loans as Acquisition Loans. We anticipate that each Acquisition Loan will be repaid at maturity or earlier from the proceeds of the Sponsored REIT’s equity offering. Each Acquisition Loan has a term of two years and bears interest at approximately the same rate paid by FSP Corp. for borrowings under the Revolver or the New Revolver, as applicable. We had one Acquisition Loan outstanding for the syndication of FSP Monument Circle Corp. as of December 31, 2010. We had one Acquisition Loan outstanding for the syndication of FSP Centre Pointe V Corp. as of December 31, 2009, which was repaid June 29, 2010. Acquisition Loans are classified as assets held for syndication.

Sponsored REIT Loans

From time-to-time we may also make secured loans to Sponsored REITs to fund construction costs, capital expenditures, leasing costs and other purposes. We refer to these loans as Sponsored REIT Loans. Since December 2007, we have provided Sponsored REIT Loans in the form of revolving lines of credit to five Sponsored REITs, or to wholly-owned subsidiaries of those Sponsored REITs, and a construction loan to one wholly-owned subsidiary of another Sponsored REIT. We anticipate that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financing of the property securing the loan, cash flows from that underlying property or some other capital event. Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years. Advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon number of basis points and most advances also require a 50 basis point draw fee. We received a $210,000 loan commitment fee at the time of the closing of the Sponsored REIT Loan that is structured as a construction loan. As of December 31, 2010, we were committed to fund Sponsored REIT Loans up to $85.8 million to six Sponsored REITs, of which $57.7 million was drawn and outstanding.

Additional Information about our Acquisition Loans and our Sponsored REIT Loans outstanding as of December 31, 2010, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 4, “Related Party Transactions – Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the years ended December 31, 2010 and 2009, the rental income exceeded the expenses for each individual property, with the exception of our property located in Federal Way, Washington and our property located in Southfield, Michigan.

Our property located in Federal Way, Washington had a single tenant lease, which expired September 14, 2006. Since then we have signed leases with tenants for an aggregate total of approximately 28% of the space, which generated rental income of $658,000 and $334,000 for the years ended December 31, 2010 and 2009, respectively, and had operating expenses of $739,000 and $556,000 for the years ended December 31, 2010 and 2009, respectively.

Our property located in Southfield, Michigan with approximately 215,000 square feet of rentable space, had rental revenue that covered ordinary annual operating expenses for the year ended December 31, 2009. However, the property had a lease with a tenant for approximately 138,000 square feet of space that expired on July 31, 2009. The tenant re-leased approximately 83,000 square feet and vacated approximately 55,000 square feet. On September 15, 2009, a lease with a different tenant at the property expired and approximately 17,000 square feet of space was vacated. As a result, rental revenue did not cover ordinary operating expenses for the year ended December 31, 2010. During 2010, the leases in place generated rental income of $1,364,000 and operating expenses of $1,853,000.

Rental Income Commitments

Our commercial real estate operations include the leasing of office buildings and industrial properties subject to leases with terms greater than one year. The leases thereon expire at various dates through 2023. Approximate future minimum rental income from non-cancelable operating leases as of December 31, 2010 is:

(in thousands)	Year ending December 31,

2011	$83,325
2012	81,441
2013	77,322
2014	72,292
2015	57,320
Thereafter (2016-2023)	160,091
$531,791

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2010.

	Payment due by period
Contractual	(in thousands)
Obligations	Total	2011	2012	2013	2014	2015	Therafter
Revolver	$ 209,968	$ 209,968	$ -	$ -	$ -	$ -	$ -
Term Loan	74,850	74,850	-	-	-	-	-
Operating Leases	2,758	372	389	405	417	424	751
Total	$ 287,576	$ 285,190	$ 389	$ 405	$ 417	$ 424	$ 751

The operating leases in the table above consist of our lease of corporate office space, which commenced September 1, 2010 and expires on August 31, 2017 and has one five-year renewal option. The lease includes a base annual rent and additional rent for our share of taxes and operating costs.

In addition to the amounts in the table above, from time to time, we may provide Acquisition Loans and Sponsored REIT Loans to our Sponsored REITs. As of December 31, 2010, we had one Acquisition Loan outstanding, which is classified as an asset held for syndication and were committed to fund Sponsored REIT Loans up to $85.8 million to six Sponsored REITs, of which $57.7 million in the aggregate was drawn and outstanding. Additional Information about our Acquisition Loans and our Sponsored REIT Loans outstanding as of December 31, 2010, including a summary table or our Sponsored REIT Loans, is incorporated herein by reference to Note 4, “Related Party Transactions – Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements.

On February 22, 2011, we repaid the Revolver and Term Loan in its entirety and replaced it with the New Revolver. Additional Information about the Revolver and the New Revolver is described under the “Revolver/New Revolver” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

Investments in Sponsored REITs

As part of our business model we organize Sponsored REITs that own real estate, purchases of which are financed through the private placement of equity in those entities, typically through syndication. These Sponsored REITs, are operated in a manner intended to qualify as real estate investment trusts. We earn fees related to the sale of preferred stock in the Sponsored REITs in these syndications. The Sponsored REITs issue both common stock and preferred stock. The common stock is owned by FSP Corp. Generally the preferred stock is owned by unaffiliated investors, however, we acquired an interest in preferred shares of five Sponsored REITs. In addition, directors and officers of FSP Corp., have from time to time invested in Sponsored REITs and may do so again in the future. Following consummation of the offerings, the preferred stockholders in each of the Sponsored REITs are entitled to 100% of the Sponsored REIT’s cash distributions. Subsequent to the completion of the offering of preferred shares, except for the preferred stock we own, we do not share in any of the Sponsored REIT’s earnings, or any related dividend, and the common stock ownership interests have virtually no economic benefit or risk. Prior to the completion of the offering of preferred shares, we share in a Sponsored REIT’s earnings (and related dividends) to the extent of our ownership interest in the Sponsored REIT.

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

At December 31, 2010, we held a common stock interest in 15 Sponsored REITs, 14 of which were fully syndicated and in which we no longer share economic benefit or risk. The one that was not fully syndicated at December 31, 2010 commenced in November 2010. The value of the entity that was not fully syndicated at December 31, 2010 was approximately $3.0 million and was shown on the consolidated balance sheets as an asset held for syndication. At December 31, 2009, we held a common stock interest in 14 Sponsored REITs, 12 of which were fully syndicated and in which we no longer share economic benefit or risk. The two that were not fully syndicated at December 31, 2009 include one that commenced in May 2008, and another that commenced in November 2009. The value of the entities that were not fully syndicated at December 31, 2009 was approximately $4.8 million and was shown on the consolidated balance sheets as assets held for syndication.

The table below shows our income and expenses from Sponsored REITs. Management fees of $14,000 and $2,000 for the years ended December 31, 2010 and 2009, respectively, and interest expense related to the Company’s mortgage on properties is eliminated in consolidation. There was no income or expenses from Sponsored REITs that were consolidated during the year ended December 31, 2008.

	Year Ended December 31,
(in thousands)	2010	2009
Operating Data:
Rental revenues	$498	$74
Operating and maintenance expenses	536	50
Depreciation and amortization	146	6
Interest expense	38	6
Interest income	1	—
	$(221)	$12

During the year ended December 31, 2010, we recorded equity in income from two Sponsored REITs following commencement of the syndication of $71,000. During the year ended December 31, 2009, we recorded equity in income from three Sponsored REITs following commencement of the syndication of $153,000 and during the year ended December 31, 2008, we recorded equity in losses from two Sponsored REITs following the commencement of syndication of $211,000.

From time to time, we may provide Acquisition Loans and Sponsored REIT Loans to our Sponsored REITs. As of December 31, 2010, we had one Acquisition Loan outstanding, which is classified as an asset held for syndication and were committed to fund Sponsored REIT Loans up to $85.8 million to six Sponsored REITs, of which $57.7 million in the aggregate was drawn and outstanding. Additional Information about our Acquisition Loans and our Sponsored REIT Loans outstanding as of December 31, 2010, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 4, “Related Party Transactions – Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. As of December 31, 2010 and 2009, if market rates on borrowings under our Revolver increased by 10% at maturity, or approximately 13 and 12 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.3 million and $0.1 million annually. The interest rate on our Revolver as of December 31, 2010 was LIBOR plus 100 basis points. We do not believe that the interest rate risk represented by borrowings under our Revolver is material as of December 31, 2010. On February 22, 2011, we repaid the Revolver in its entirety and replaced it with the New Revolver. Additional Information about the Revolver and the New Revolver is described under the “Revolver/New Revolver” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of December 31, 2010, our Term Loan of $75 million bore interest at a variable rate of LIBOR plus 200 basis points, with a 2% floor on LIBOR, which was fixed at 5.84% per annum for its initial three year term with an interest rate swap agreement, and therefore, the fair value of this instrument is affected by changes in market interest rates. We believe that we mitigated interest rate risk with respect to the Term Loan through the interest rate swap agreement for the initial three year term of the loan. This interest rate swap agreement was our only derivative instrument as of December 31, 2010 and 2009.

The Term Loan had an initial three year term that was scheduled to mature on October 15, 2011. In addition, we had the right to extend the initial maturity date for up to two successive one-year periods, or until October 15, 2013 if both extensions had been exercised. Upon maturity or repayment if earlier, our future income, cash flows and fair values relevant to financial instruments will be dependent upon the balance then outstanding and prevalent market interest rates. On February 22, 2011, we repaid the Term Loan in its entirety from the proceeds of the New Revolver and terminated the Term Loan. On February 22, 2011, we also paid approximately $1.0 million from the proceeds of the New Revolver to terminate the interest rate swap that fixed the interest rate on our Term Loan. Additional Information about the Term Loan is described under the “Term Loan” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The table below lists our derivative instrument, which is hedging variable cash flows related to interest on our Term Loan as of December 31, 2010 (in thousands):

(in 000’s)	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	Term Loan	LIBOR	$ 75,000	5.840%	10/2008	10/2011	$ (1,077)

Our Term Loan hedging transaction used a derivative instrument that involves certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparty to our derivative arrangement is RBS Citizens, N.A., which has a senior unsecured debt credit rating of A2 by Moody’s. As a result, we did not anticipate that the counterparty would fail to meet its obligations. However, there was no assurance that we would be able to adequately protect against the foregoing risks or that we would ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

The following table presents as of December 31, 2010 our contractual variable rate borrowings under the Revolver and theTerm Loan:

	Payment due by period
	(in thousands)
	Total	2011	2012	2013	2014	2015	Therafter
Revolver	$ 209,968	$ 209,968	$ -	$ -	$ -	$ -	$ -
Term Loan	74,850	74,850	-	-	-	-	-
Total	$ 284,818	$ 284,818	$ -	$ -	$ -	$ -	$ -

Item 8. Financial Statements and Supplementary Data

The information required by this item is included in the financial pages following the Exhibit index herein and incorporated herein by reference. Reference is made to the Index to Consolidated Financial Statements in Item 15 of Part IV.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included elsewhere in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2010. Please see page F-3.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Entry into a Material Definitive Agreement; Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On February 22, 2011, Franklin Street Properties Corp. (the “Company”) and certain of its wholly-owned subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with the lending institutions referenced in the Credit Agreement and those lenders from time to time party thereto (collectively, the “Lenders”) and Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), L/C Issuer and Swing Line Lender, to provide for unsecured borrowings at the Company’s election, subject to terms and conditions of the Credit Agreement, of up to $500,000,000 (the “New Revolver”). On February 22, 2011, the Company drew down $246 million under the New Revolver.

Borrowings made pursuant to the New Revolver may be revolving loans, swing line loans or letters of credit, the combined sum of which may not exceed the maximum borrowing amount, $500,000,000, and amounts may be borrowed, repaid and reborrowed from time to time for three years until February 22, 2014, the initial maturity date of the facility. The Company has the right to extend the initial maturity date by an additional 12 months, or until February 22, 2015, upon payment of a fee and satisfaction of certain customary conditions. The New Revolver includes an accordion feature that allows for up to $100,000,000 of additional borrowing capacity subject to receipt of lender commitments and satisfaction of certain customary conditions. The New Revolver bears interest at either (i) a LIBOR based rate plus 185 to 300 basis points depending on the Company’s total leverage ratio at the time of the borrowing or (ii) a rate equal to the bank’s base rate plus 85 to 200 basis points depending on the Company’s total leverage ratio for the applicable period. See the “Revolver/New Revolver section in Part I Item 1 for more information about the interest rates and the quarterly facility fee payable in connection with the New Revolver.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to join certain subsidiaries as co-borrowers under the Credit Agreement and transactions with affiliates. The Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unencumbered debt service coverage ratio, a maximum ratio of certain investments to total assets and a maximum amount of secured recourse indebtedness. The Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the Credit Agreement). In the event of a default by the Company, the Administrative Agent may, and at the request of the requisite number of lenders shall, declare all obligations under the Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the Credit Agreement, and enforce any and all rights of the lenders or Administrative Agent under the Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company may use the proceeds of the loans under the Credit Agreement to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire existing indebtedness (including borrowings under the Revolver and the Term Loan) and for working capital and other general business purposes, in each case to the extent permitted under the Credit Agreement.

Certain of the lenders party to the Credit Agreement, and their respective affiliates, have performed, and may in the future perform for the Company and its subsidiaries, various commercial banking, investment banking, underwriting and other financial advisory services, for which they have received, and will receive, customary fees and expenses.

Termination of a Material Definitive Agreement.

On February 22, 2011, the Company repaid the balance outstanding under the Revolver as well as amounts outstanding under the Term Loan. As of February 22, 2011, no borrowings or letters of credit were outstanding under the either the Revolver or the Term Loan. The Company has terminated the agreements evidencing those loans. In addition, on February 22, 2011, in connection with the repayment and termination of the Revolver and the Term Loan, the Company also paid approximately $1.0 million from the proceeds of the New Revolver to terminate its obligation under the ISDA Master Agreement dated as of October 15, 2008, by and between the Company and RBS Citizens. The Company had entered into a swap under that agreement that fixed the interest rate at 5.84% for three years, which matched the initial three-year term of the Term Loan.

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

The “Compensation Committee Report” contained in the Proxy Statement under the caption “Executive Compensation” shall not be deemed “soliciting material” or “filed” with the SEC or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended or the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into a document filed under the Securities Act or the Exchange Act.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of February 23, 2011 by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

By:	/s/ George J. Carter
George J. Carter
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter	President, Chief Executive Officer and Director	February 23, 2011
George J. Carter	(Principal Executive Officer)

/s/ Barbara J. Fournier	Executive Vice President, Chief Operating Officer, Treasurer,	February 23, 2011
Barbara J. Fournier	Secretary and Director

/s/ John G. Demeritt	Executive Vice President and Chief Financial Officer	February 23, 2011

John G. Demeritt	(Principal Financial Officer and Principal Accounting Officer)

/s/ Janet P. Notopoulos	Director, Executive Vice President	February 23, 2011

Janet P. Notopoulos

/s/ Barry Silverstein	Director	February 23, 2011

Barry Silverstein

/s/ Dennis J. McGillicuddy	Director	February 23, 2011

Dennis J. McGillicuddy

/s/ John Burke	Director	February 23, 2011

John Burke

/s/ Georgia Murray	Director	February 23, 2011

Georgia Murray

EXHIBIT INDEX

Exhibit No.	Description

2.2 (1)**	Agreement and Plan of Merger by and among FSP Corp., Park Ten Phase II Acquisition Corp. and FSP Park Ten Development Corp. dated as of March 19, 2008.
3.1 (2)	Articles of Incorporation.

3.2 (3)	Amended and Restated By-laws.
10.1+ (4)	2002 Stock Incentive Plan of FSP Corp.
10.2*

Credit Agreement, dated February 22, 2011, by and among Franklin Street Properties Corp., certain of its wholly-owned subsidiaries, each lender from time to time party hereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

10.3+ (5)	Form of Retention Agreement.
10.4+ (6)	Change in Control Discretionary Plan.
10.5 (7)	Underwriting Agreement dated September 17, 2009 by and between the Company and Robert W. Baird & Co. Incorporated.
10.6 (8)	Baird On Demand Offering Sales Agreement between FSP Corp. and Robert W. Baird & Co. Incorporated dated May 6, 2010.
14.1 (9)	Code of Business Conduct and Ethics.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following materials from FSP Corp.’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

EXHIBIT INDEX, continued

(1)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on March 21, 2008 (File No. 001-32470).
(2)	Incorporated by reference to FSP Corp.’s Form 8-A, filed April 5, 2005 (File No. 001-32470).
(3)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on December 21 2010 (File No. 001-32470).
(4)	Incorporated by reference to FSP Corp.’s Annual Report on Form 10-K, filed on March 29, 2002 (File No. 0-32615).
(5)	Incorporated by reference to FSP Corp.’s Annual Report on Form 10-K, filed on February 24, 2006 (File No. 001-32470).
(6)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 8, 2006 (File No. 001-32470).
(7)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on September 23, 2009 (File No. 001-32470).
(8)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on May 7, 2010 (File No. 001-32470).
(9)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on August 3, 2004 (File No. 0-32615).
+	Management contract or compensatory plan or arrangement filed as an Exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
*	Filed herewith.
**	FSP Corp. agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.
***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Franklin Street Properties Corp.:

We have audited the accompanying consolidated balance sheets of Franklin Street Properties Corp. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Street Properties Corp. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Franklin Street Properties Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 23, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Franklin Street Properties Corp.:

We have audited Franklin Street Properties Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Franklin Street Properties Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Franklin Street Properties Corp.’s Annual Report on Form 10-K under the heading Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Franklin Street Properties Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Franklin Street Properties Corp. and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 23, 2011

Franklin Street Properties Corp.
Consolidated Balance Sheets

	December 31,
(in thousands)	2010	2009

Assets:
Real estate assets:
Land	$123,305	$114,677
Buildings and improvements	867,858	843,845
Fixtures and equipment	578	328
	991,741	958,850
Less accumulated depreciation	124,133	98,632
Real estate assets, net	867,608	860,218

Acquired real estate leases, less accumulated amortization of $19,294 and $34,191, respectively	40,578	33,395
Investment in non-consolidated REITs	89,327	92,910
Asset held for syndication, net	2,976	4,827
Assets held for sale	69,790	72,182
Cash and cash equivalents	68,213	27,404
Restricted cash	420	334
Tenant rent receivables, less allowance for doubtful accounts of $1,600 and $620, respectively	1,922	1,782
Straight-line rent receivable, less allowance for doubtful accounts of $700 and $100, respectively	18,752	10,633
Prepaid expenses	1,654	2,594
Related party mortgage loan receivable	57,684	36,535
Other assets	853	844
Office computers and furniture, net of accumulated depreciation of $493 and $1,233, respectively	503	384
Deferred leasing commissions, net of accumulated amortization of $7,173 and $4,995, respectively	18,455	10,808

Total assets	$1,238,735	$1,154,850

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2010	2009

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$209,968	$109,008
Term loan payable	74,850	75,000
Accounts payable and accrued expenses	22,435	23,787
Accrued compensation	1,803	1,416
Tenant security deposits	1,930	1,808
Other liabilities: derivative termination value	1,077	2,076
Acquired unfavorable real estate leases, less accumulated amortization of $2,744 and $2,460, respectively	5,114	4,481

Total liabilities	317,177	217,576

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 81,437,405 and 79,680,705 shares issued and outstanding, respectively	8	8
Additional paid-in capital	1,025,491	1,003,713
Accumulated other comprehensive loss	(1,077)	(2,076)
Earnings (distributions) in excess of accumulated earnings/distributions	(102,864)	(64,371)

Total stockholders’ equity	921,558	937,274

Total liabilities and stockholders’ equity	$1,238,735	$1,154,850

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Consolidated Statements of Income

	For the Year Ended
	December 31,
(in thousands, except per share amounts)	2010	2009	2008

Revenues:
Rental	$115,320	$120,013	$111,198
Related party revenue:
Syndication fees	2,544	2,428	3,766
Transaction fees	2,727	2,080	3,641
Management fees and interest income from loans	2,439	1,740	1,739
Other	89	61	72
Total revenues	123,119	126,322	120,416
Expenses:
Real estate operating expenses	33,609	30,810	28,999
Real estate taxes and insurance	18,170	18,981	17,740
Depreciation and amortization	36,472	35,570	30,360
Selling, general and administrative	9,286	8,514	8,268
Commissions	1,477	1,801	2,151
Interest	7,283	6,570	4,921
Total expenses	106,297	102,246	92,439

Income before interest income, equity in earnings (losses) of non-consolidated REITs and taxes on income	16,822	24,076	27,977
Interest income	25	96	745
Equity in earnings (losses) of non-consolidated REITs	1,266	1,994	2,747

Income before taxes on income	18,113	26,166	31,469
Taxes on income	217	(579)	(490)

Income from continuing operations	17,896	26,745	31,959
Discontinued operations:
Income from discontinued operations	4,197	703	—
Gain on sale of of land, less applicable income tax	—	424	—
Total discontinued operations	4,197	1,127	—

Net income	$22,093	$27,872	$31,959

Weighted average number of shares outstanding, basic and diluted	79,826	73,001	70,481

Earnings per share, basic and diluted, attributable to:
Continuing operations	$0.23	$0.37	$0.45
Discontinued operations	$0.05	0.01	—
Net income per share, basic and diluted	$0.28	$0.38	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Consolidated Statements of Stockholders’ Equity

					Earnings
					(distributions)
				Accumulated	in excess of
			Additional	other	accumulated	Total
	Common Stock		Paid-In	comprehensive	earnings/	Stockholders'
(in thousands)	Shares	Amount	Capital	loss	distributions	Equity

Balance, December 31, 2007	70,481	$7	$889,019	$—	$1,592	$890,618
Comprehensive income	—	—	—	(3,099)	31,959	28,860
Distributions	—	—	—	—	(70,481)	(70,481)
Balance, December 31, 2008	70,481	7	889,019	(3,099)	(36,930)	848,997
Comprehensive income	—	—	—	1,023	27,872	28,895
Shares issued for:
Equity Offering	9,200	1	114,694	—	—	114,695
Distributions	—	—	—	—	(55,313)	(55,313)
Balance, December 31, 2009	79,681	8	1,003,713	(2,076)	(64,371)	937,274
Comprehensive income	—	—	—	999	22,093	23,092
Shares issued for:
Equity Offering	1,756	—	21,778	—	—	21,778
Distributions	—	—	—	—	(60,586)	(60,586)
Balance, December 31, 2010	81,437	$8	$1,025,491	$(1,077)	$(102,864)	$921,558

The accompanying notes are an integral part of these consolidated financial statements

.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income	$22,093	$27,872	$31,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	39,627	36,561	30,444
Amortization of above market lease	1,362	3,359	4,283
Gain on sale of real estate assets	—	(424)	—
Equity in earnings (losses) of non-consolidated REITs	(1,183)	(2,012)	(2,747)
Distributions from non-consolidated REITs	5,170	5,628	5,348
Increase (decrease) in bad debt reserve	980	111	79
Changes in operating assets and liabilities:
Restricted cash	(86)	2	—
Tenant rent receivables	(1,120)	(564)	64
Straight-line rents	(4,249)	(1,879)	(1,406)
Prepaid expenses and other assets	865	907	(901)
Accounts payable, accrued expenses and other items	(351)	2,760	448
Accrued compensation	387	(238)	90
Tenant security deposits	122	(66)	—
Payment of deferred leasing commissions	(10,515)	(2,659)	(3,353)
Net cash provided by operating activities	53,102	69,358	64,308
Cash flows from investing activities:
Purchase of real estate assets and office computers and furniture, capitalized merger costs	(38,781)	(104,544)	(73,888)
Acquired real estate leases	(15,563)	(27,779)	(4,508)
Investment in non-consolidated REITs	(11)	(13,218)	(10)
Investment in related party mortgage loan receivable	(21,149)	(35,410)	(1,125)
Changes in deposits on real estate assets	(200)	—	(1,300)
Investment in assets held for syndication	1,319	8,159	12,236
Proceeds received on sales of real estate assets	—	672	—
Net cash used in investing activities	(74,385)	(172,120)	(68,595)
Cash flows from financing activities:
Distributions to stockholders	(60,586)	(55,313)	(70,481)
Proceeds from equity offering	22,701	119,600	—
Offering costs	(833)	(4,905)	—
Borrowings under bank note payable	100,960	41,540	—
Repayments of bank note payable	—	—	(17,282)
Borrowing (principal repayment) under term loan payable	(150)	—	75,000
Deferred financing costs	—	—	(694)
Net cash provided by (used in) financing activities	62,092	100,922	(13,457)
Net increase (decrease) in cash and cash equivalents	40,809	(1,840)	(17,744)
Cash and cash equivalents, beginning of year	27,404	29,244	46,988
Cash and cash equivalents, end of year	$68,213	$27,404	$29,244

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2010	2009	2008

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$6,931	$6,354	$4,754
Taxes on income	$245	$255	$257
Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$845	$1,936	$3,206

Investment in non-consolidated REITs converted to real estate assets and acquired real estate leases in conjunction with merger	$—	$—	$846
Accrued offering costs	$90	$—	$—

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

Acquired Real Estate Leases and Amortization

The Company recorded a value relating to the leases acquired as a result of the acquisition by merger of one Sponsored REIT in 2008. The Company also recorded a value as a result of a direct acquisition in 2010, three direct acquisitions in 2009 and two direct acquisitions in 2008. Acquired real estate leases represent costs associated with acquiring an in-place lease (i.e., the market cost to execute a similar lease, including leasing commission, legal, vacancy and other related costs) and the value relating to leases with rents above the market rate. Amortization is computed using the straight-line method over the term of the leases, which range from 9 months to 281 months. Amortization expense was approximately $11,636,000, $12,885,000 and $11,201,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Amortization related to costs associated with acquiring an in-place lease is included in depreciation and amortization on the consolidated statements of income. Amortization related to leases with rents above the market rate is offset against the rental revenue in the consolidated statements of income. The estimated annual amortization expense for the five years succeeding December 31, 2010 is as follows:

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Acquired Real Estate Leases and Amortization (continued)

Year Ending
(in thousands)	December 31,
2011	$ 8,926
2012	7,347
2013	6,226
2014	5,407
2015	4,706
2016 and thereafter	7,966

Acquired Unfavorable Real Estate Leases and Amortization

The Company recorded a value relating to the leases acquired as a result of the acquisition by merger of one Sponsored REIT in 2008. The Company also recorded a value as a result of a direct acquisition in 2010, three direct acquisitions in 2009 and two direct acquisitions in 2008. Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate. Amortization is computed using the straight-line method over the term of the leases, which range from 13 months to 281 months. Amortization expense was approximately $1,147,000, $992,000 and $887,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Amortization related to leases with rents below the market rate is included with rental revenue in the consolidated statements of income. The estimated annual amortization for the five years succeeding December 31, 2010 is as follows:

(in thousands)	Year Ending December 31,
2011	$ 1,020
2012	966
2013	868
2014	747
2015	694
2016 and thereafter	819

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

Restricted Cash

Restricted cash consists of tenant security deposits, which are required by law in some states or by contractual agreement, and escrows arising from property sales. Tenant security deposits are refunded when tenants vacate, provided that the tenant has not damaged the property. Cash held in escrow is paid when the related issue is resolved. Restricted cash also may include funds segregated for specific tenant improvements per lease agreements.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Tenant Rent Receivables

Tenant rent receivables are expected to be collected within one year. The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments. The computation of this allowance is based in part on the tenants’ payment history and current credit status. The Company charged off $195,000 in receivables and increased its allowance by $1,175,000 during 2010; and charged off $20,000 in receivables and increased its allowance by $131,000 during 2009; and increased its allowance by $79,000 during 2008 based on such analysis.

Concentration of Credit Risks

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, derivatives and accounts receivable. The Company maintains its cash balances principally in two banks which the Company believes to be creditworthy. The Company periodically assesses the financial condition of the banks and believes that the risk of loss is minimal. Cash balances held with various financial institutions frequently exceed the insurance limit of $250,000 provided by the Federal Deposit Insurance Corporation. The derivative we had was from an interest rate swap agreement that is discussed in Note 6. The Company performs ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space. The Company has no single tenant which accounts for more than 10% of its annualized rent.

Financial Instruments

The Company estimates that the carrying value of cash and cash equivalents, restricted cash, and the bank note payable approximate their fair values based on their short-term maturity and prevailing interest rates.

Straight-line Rent Receivable

Certain leases provide for fixed rent increases over the term of the lease. Rental revenue is recognized on a straight-line basis over the related lease term; however, billings by the Company are based on the lease agreements. Straight-line rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $18,752,000 and $10,633,000 at December 31, 2010 and 2009, respectively. The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments. The computation of this allowance is based in part on the tenants’ payment history and current credit status. The Company increased its allowance by $600,000 during 2010; and charged off $99,000 in receivables and decreased its allowance by $62,000 during 2009; and the reserve balance was not changed during 2008 based on such analysis.

Deferred Leasing Commissions

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements. Amortization expense was approximately $2,867,000, $2,665,000 and $1,725,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The estimated annual amortization for the five years following December 31, 2010 is as follows:

(in thousands)	Year Ending December 31,
2011	$ 3,190
2012	2,894
2013	2,536
2014	2,217
2015	1,783
2016 and thereafter	5,835

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

Revenue Recognition

Rental revenue includes income from leases, certain reimbursable expenses, straight-line rent adjustments and other income associated with renting the property. A summary of rental revenue is shown in the following table:

	Year Ended
(in thousands)	December 31,
	2010	2009	2008
Income from leases	$88,279	$94,470	$88,199
Reimbursable expenses	24,651	27,176	25,876
Straight-line rent adjustment	3,881	1,758	1,406
Amortization of favorable and unfavorable leases	(1,491)	(3,391)	(4,283)
	$115,320	$120,013	$111,198

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

Income Taxes

Taxes on income for the years ended December 31, 2010, 2009 and 2008 represent taxes incurred by FSP Investments, which is a taxable REIT subsidiary. In addition, the State of Texas has a franchise tax applicable to FSP Corp., which is classified as an income tax for reporting purposes.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2010, 2009, and 2008. The denominator used for calculating basic and diluted net income per share was 79,826,000, 73,001,000, and 70,481,000, for the years ended December 31, 2010, 2009, and 2008, respectively.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Derivative Instruments

The Company recognizes derivatives on the consolidated balance sheet at fair value. Derivatives that do not qualify, or are not designated as hedge relationships, must be adjusted to fair value through income. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the consolidated balance sheet as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income within stockholders’ equity. Amounts are then reclassified from accumulated other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Ineffectiveness, if any, is recorded in the income statement. The Company periodically reviews the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. The Company currently has no fair value hedges outstanding. Fair values of derivatives are subject to significant variability based on changes in interest rates. The results of such variability could be a significant increase or decrease in our derivative assets, derivative liabilities, book equity, and/or earnings.

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

Reclassifications

Certain balances in the 2009 and 2008 financial statements have been reclassified to conform to 2010 presentation. The reclassifications were related an asset held for sale as of December 31, 2010, which is presented as discontinued operations for all periods presented. These reclassifications changed rental revenues, operating and maintenance expenses, depreciation and amortization, selling, general and administrative expenses and the related assets. There was no change to net income for any period presented as a result of these reclassifications.

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

		Investment
	Real	Banking/
	Estate	Investment
(in thousands):	Operations	Services	Total
Year ended December 31, 2010:
Net income	$21,358	$735	$22,093
Equity in earnings of non-consolidated REITs	(1,190)	—	(1,190)
Distribution from non-consolidated REITs	5,170	—	5,170
Acquisition costs	125	—	125
Depreciation and amortization	40,551	173	40,724

Funds From Operations	$66,014	$908	$66,922

Year ended December 31, 2009:
Net income	$28,519	$(647)	$27,872
Gain on sale of land	(424)	—	(424)
Equity in earnings of non-consolidated REITs	(2,012)	—	(2,012)
Distribution from non-consolidated REITs	5,628	—	5,628
Acquisition costs	643	—	643
Depreciation and amortization	39,529	123	39,652

Funds From Operations	$71,883	$(524)	$71,359

Year ended December 31, 2008:
Net income	$30,008	$1,951	$31,959
Equity in earnings of non-consolidated REITs	(2,747)	—	(2,747)
Distribution from non-consolidated REITs	5,348	—	5,348
Depreciation and amortization	34,505	138	34,643

Funds From Operations	$67,114	$2,089	$69,203

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

3. Business Segments (continued)

The Company’s cash distributions for the years ended December 31, 2010, 2009 and 2008 are summarized as follows:

Quarter paid	Distribution Per Share/Unit	Total Cash Distributions
		(in thousands)
Second quarter of 2010	$0.19	$15,139
Third quarter of 2010	0.19	15,139
Fourth quarter of 2010	0.19	15,169
First quarter of 2011 (A)	0.19	15,139
	$0.76	$60,586

Second quarter of 2009	$0.19	$13,391
Third quarter of 2009	0.19	13,391
Fourth quarter of 2009	0.19	15,140
First quarter of 2010 (A)	0.19	15,139
	$0.76	$57,061

Second quarter of 2008	$0.31	$21,849
Third quarter of 2008	0.19	13,391
Fourth quarter of 2008	0.19	13,391
First quarter of 2009 (A)	0.19	13,391
	$0.88	$62,022

(A) Represents distributions declared and paid in the first quarter related to the fourth quarter of the prior year.

Cash distributions per share are declared and paid based on the total outstanding shares as of the record date and are typically paid in the quarter following the quarter that FFO is generated.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

3. Business Segments (continued)

The following table is a summary of other financial information by business segment:

	Real Estate Operations	Investment Banking/ Investment Services	Total
	(in thousands)
December 31, 2010:
Revenue	$117,848	$5,271	$123,119
Interest income	24	1	25
Interest expense	7,283	—	7,283
Income from discontinued operations, net	4,197	—	4,197
Capital expenditures	9,602	—	9,602
Investment in non-consolidated REITs	89,327	—	89,327
Identifiable assets	1,228,775	9,960	1,238,735

December 31, 2009:
Revenue	$121,814	$4,508	$126,322
Interest income	92	4	96
Interest expense	6,570	—	6,570
Income from discontinued operations, net	703	—	703
Capital expenditures	8,641	228	8,869
Investment in non-consolidated REITs	92,910	—	92,910
Identifiable assets	1,149,890	4,960	1,154,850

December 31, 2008:
Revenue	$113,009	$7,407	$120,416
Interest income	709	36	745
Interest expense	4,921	—	4,921
Income from discontinued operations, net	—	—	—
Capital expenditures	7,013	102	7,115
Investment in non-consolidated REITs	83,046	—	83,046
Identifiable assets	1,020,456	4,977	1,025,433

4. Related Party Transactions

Investment in Sponsored REITs

At December 31, 2010, the Company held an interest in 15 Sponsored REITs, of which 14 were fully syndicated and one was in process. At December 31, 2009, the Company held an interest in 14 Sponsored REITs, of which twelve were fully syndicated and two were in process. At December 31, 2008, the Company held an interest in 12 Sponsored REITs, of which ten were fully syndicated and two were in process. The syndication of Grand Boulevard was completed in May 2009 and the Company purchased a preferred stock investment in it.

The table below shows the Company’s income and expenses from Sponsored REITs. Management fees of $14,000 and $2,000 for the years ended December 31, 2010 and 2009, respectively, and interest expense related to the Company’s mortgages on properties owned by these entities of $38,000 and $6,000 for the years ended December 31, 2010 and 2009, respectively, are eliminated in consolidation. There was no income or expenses from Sponsored REITs that were consolidated during the year ended December 31, 2008.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

4. Related Party Transactions (continued)

	Year Ended December 31,
(in thousands)	2010	2009
Operating Data:
Rental revenues	$498	$74
Operating and maintenance expenses	536	50
Depreciation and amortization	146	6
Interest expense	38	6
Interest income	1	—
	$(221)	$12

Equity in earnings (losses) of investment in non-consolidated REITs:

The following table includes equity in earnings of investments in non-consolidated REITs:

	Year Ended December 31,
(in thousands)	2010	2009	2008

Equity in earnings of Sponsored REITs	$71	$153	$211
Equity in earnings of Park Ten Development	—	—	9
Equity in earnings (losses) of Phoenix Tower	(47)	30	28
Equity in earnings of East Wacker	1,168	1,673	2,499
Equity in earnings of Grand Boulevard	74	138	—
	$1,266	$1,994	$2,747

Equity in earnings of investments in Sponsored REITs is derived from the Company’s share of income following the commencement of syndication of Sponsored REITs. Following the commencement of syndication the Company exercises influence over, but does not control these entities, and investments are accounted for using the equity method.

Equity in earnings of Park Ten Development was derived from the Company’s preferred stock investment in the entity. In September 2005, the Company acquired 8.5 preferred shares or 3.05% of the authorized preferred shares of Park Ten Development via a non-monetary exchange of land valued at $850,000. The Company acquired Park Ten Development on May 15, 2008 by merging a wholly-owned subsidiary of the Company with and into Park Ten Development for a total purchase price of approximately $35.4 million. The holders of preferred stock in Park Ten Development received cash consideration of approximately $127,290 per share. The merger was accounted for as a purchase, and the acquired assets and liabilities were recorded at their fair value.

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

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

4. Related Party Transactions (continued)

The following table includes distributions received from non-consolidated REITs:

	Year Ended December 31,
(in thousands)	2010	2009	2008

Distributions from Sponsored REITs	$391	$442	$1,031
Distributions from Park Ten Development	—	—	16
Distributions from Phoenix Tower	179	125	171
Distributions from East Wacker	3,705	4,661	4,130
Distributions from Grand Boulevard	895	400	—
	$5,170	$5,628	$5,348

Non-consolidated REITs

The Company has in the past acquired by merger entities similar to the Sponsored REITs, including on May 15, 2008, Park Ten Development. The Company’s business model for growth includes the potential acquisition by merger in the future of Sponsored REITs. However, the Company has no legal or any other enforceable obligation to acquire or to offer to acquire any Sponsored REIT. In addition, any offer (and the related terms and conditions) that might be made in the future to acquire any Sponsored REIT would require the approval of the boards of directors of the Company and the Sponsored REIT and the approval of the shareholders of the Sponsored REIT.

The operating data below for 2010 includes operations of the 15 Sponsored REITs the Company held an interest in as of December 31, 2010. The operating data below for 2009 includes operations of the 14 Sponsored REITs the Company held an interest in as of December 31, 2009. The operating data below for 2008 includes operations of the 12 Sponsored REITs the Company held an interest in as of December 31, 2008, and Park Ten Development from January through May 14, 2008. The Company acquired Park Ten Development by merger on May 15, 2008.

Summarized financial information for the Sponsored REITs is as follows:

	December 31,	December 31,
(in thousands)	2010	2009

Balance Sheet Data (unaudited):
Real estate, net	$767,938	$724,517
Other assets	105,218	104,199
Total liabilities	(256,612)	(216,102)
Shareholders' equity	$616,544	$612,614

	For the Year Ended
	December 31,
(in thousands)	2010	2009	2008

Operating Data (unaudited):
Rental revenues	$91,406	$95,918	$100,915
Other revenues	162	386	1,834
Operating and maintenance expenses	(50,339)	(50,080)	(51,463)
Depreciation and amortization	(27,138)	(24,359)	(24,122)
Interest expense	(11,160)	(9,412)	(10,194)
Net income	$2,931	$12,453	$16,970

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

4. Related Party Transactions (continued)

Syndication fees and Transaction fees:

The Company provided syndication and real estate acquisition advisory services for Sponsored REITs. Syndication, development and transaction fees from non-consolidated entities amounted to approximately $5,271,000, $4,508,000, and $7,407,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days’ notice. Asset management fee income from non-consolidated entities amounted to approximately $830,000, $902,000, and $928,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company typically makes an acquisition loan (“Acquisition Loans”) to each Sponsored REIT which is secured by a mortgage on the borrower’s real estate. These loans enable Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests. The Company anticipates that each Acquisition Loan will be repaid at maturity or earlier from the proceeds of the Sponsored REIT’s equity offering. Each Acquisition Loan has a term of two years and bears interest at approximately the same rate paid by FSP Corp. for borrowings under the Revolver. The Company had one Acquisition Loan outstanding for the syndication of FSP Monument Circle Corp. as of December 31, 2010. The Company had one Acquisition Loan outstanding for the syndication of FSP Centre Pointe V Corp., and one Acquisition Loan outstanding for the syndication of FSP Grand Boulevard Corp. as of December 31, 2009 and 2008, respectively. The Acquisition Loan for FSP Centre Pointe V Corp. was repaid on June 29, 2010 and the Acquisition Loan for FSP Grand Boulevard Corp. was repaid on May 29, 2009. Acquisition Loans are classified as assets held for syndication.

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

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

4. Related Party Transactions (continued)

The following is a summary of the Sponsored REIT Loans outstanding as of December 31, 2010:

(dollars in 000's)		Maximum	Amount			Rate in
	Maturity	Amount	Drawn at	Interest	Draw	Effect at
Sponsored REIT	Date	of Loan	31-Dec-10	Rate (1)	Fee (2)	31-Dec-10

Revolving lines of credit
FSP Highland Place I Corp. (3)	31-Dec-12	$ 5,500	$ 1,125	L+2%	n/a	2.26%
FSP Satellite Place Corp.	31-Mar-12	5,500	5,500	L+3%	0.5%	3.26%
FSP 1441 Main Street Corp.(a)	31-Mar-12	10,800	6,800	L+3%	0.5%	3.26%
FSP 505 Waterford Corp.	30-Nov-11	7,000	550	L+3%	0.5%	3.26%
FSP Phoenix Tower Corp. (b)	30-Nov-11	15,000	6,500	L+3%	0.5%	3.26%

Construction loan
FSP 385 Interlocken
Development Corp. (c) (d)	30-Apr-12	42,000	37,209	L+3%	n/a	3.26%

		$ 85,800	$ 57,684

(1)	The interest rate is 30-Day LIBOR rate plus the additional rate indicated.
(2)	The draw fee is a percentage of each new advance, and is paid at the time of each new draw.
(3)	Effective January 1, 2011 and February 1, 2011, the interest rate is 30-day LIBOR plus 3% and effective March 1, 2011 becomes LIBOR plus 4.4% until maturity. Effective January 31, 2011, any future draws will require an advance fee in an amount equal to 0.5%.

(a)	The Borrower is FSP 1441 Main Street LLC, a wholly-owned subsidiary.
(b)	The Borrower is FSP Phoenix Tower Limited Partnership, a wholly-owned subsidiary.
(c)	The Borrower is FSP 385 Interlocken LLC, a wholly-owned subsidiary.
(d)	The Borrower paid a commitment fee of $210,000 at loan origination in March 2009.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $1,609,000, $838,000, and $811,000 for the years ended December 31, 2010, 2009 and 2008, respectively, relating to these loans.

5. Bank note payable and term note payable

As of December 31, 2010, the Company had a bank note payable, which was an unsecured revolving line of credit (the “Revolver”) for advances up to $250 million that was scheduled to mature on August 11, 2011, and a term note payable, which was an unsecured term loan (the “Term Loan”) of $75 million that was scheduled to mature in October 2011 and had two one-year extensions available at the Company’s election. The Revolver and the Term Loan are with a group of banks.

The Revolver and Term Loan included restrictions on property liens and required compliance with various financial covenants. Financial covenants include the maintenance of at least $1,500,000 in operating cash accounts, a minimum unencumbered cash and liquid investments balance and tangible net worth; limitations on permitted secured debt and compliance with various debt and operating income ratios, as defined in the loan agreement. The Company was in compliance with the Revolver and Term Loan financial covenants as of December 31, 2010 and 2009, respectively.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

5. Bank note payable and term note payable (continued)

On February 22, 2011 the Company entered into a new unsecured revolving line of credit (the “New Revolver”) for advances up to $500 million. The New Revolver includes an accordion feature that allows for up to $100 million of additional borrowing capacity subject to receipt of lender commitments and satisfaction of certain customary conditions. The New Revolver matures on February 22, 2014 with a one-year extension available at the Company’s election and payment of a fee. Proceeds from the New Revolver were used to repay and terminate the Revolver and Term Loan on February 22, 2011. The Company expects to borrow amounts under the New Revolver from time to time for a variety of corporate purposes, including the funding of interim mortgage loans to Sponsored REITs and the acquisition of properties that it acquires directly for its portfolio. Borrowings under the New Revolver bear interest at either the bank’s base rate plus 85 to 200 basis points depending upon a leverage ratio at the time of borrowing (the bank’s base rate plus 85 basis points at February 22, 2011) or a rate equal to LIBOR plus 185 to 300 basis points depending upon a leverage ratio at the time of borrowing (LIBOR plus 185 basis points at February 22, 2011). The loan terms include a facility fee at an annual rate of 30 to 50 basis points depending upon a leverage ratio (30 basis points at February 22, 2011), which is applied to the total amount of the New Revolver.

Revolver

The Company’s Revolver was an unsecured revolving line of credit with a group of banks that provided for borrowings at our election of up to $250,000,000. The Revolver was scheduled to mature on August 11, 2011. Borrowings under the Revolver bore interest at either the bank's prime rate (3.25% at December 31, 2010) or a rate equal to LIBOR plus 100 basis points (1.26% at December 31, 2010). There were borrowings of $209,968,000 and $109,008,000 at the LIBOR plus 100 basis point rate at a weighted average rate of 1.26% and 1.23% outstanding under the Revolver at December 31, 2010 and 2009, respectively. The weighted average interest rate on amounts outstanding during 2010 and 2009 was approximately 1.33% and 1.34%, respectively. The Company repaid and terminated the Revolver on February 22, 2011.

The Company has drawn on the Revolver and intends to draw on the Revolver and the New Revolver that was used to repay and terminate the Revolver in the future for a variety of corporate purposes, including the funding of interim mortgage loans to Sponsored REITs and the acquisition of properties that it acquires directly for its portfolio. The Company typically causes mortgage loans to Sponsored REITs to be secured by a first mortgage against the real property owned by the Sponsored REIT. The Company makes these loans to enable a Sponsored REIT to acquire real property prior to the consummation of the offering of its equity interests, and the loan is repaid out of the offering proceeds. The Company also may make secured loans to Sponsored REITs for the purpose of funding capital expenditures, costs of leasing or for other purposes which would be repaid from long-term financing of the property, cash flows from the property or a capital event.

Term Loan

The Company also had a $74.9 million unsecured Term Loan with three banks. Proceeds from the Term Loan were used to reduce the outstanding principal balance on the Revolver. The Term Loan had an initial three-year term that was scheduled to mature on October 15, 2011. In addition, the Company had the right to extend the Term Loan’s initial maturity date for up to two successive one-year periods, or until October 15, 2013 if both extensions were exercised. The Term Loan had an interest rate option equal to LIBOR (subject to a 2% floor) plus 200 basis points and a requirement that the Company fix the interest rate for the initial three-year term of the Term Loan pursuant to an interest rate swap agreement which the Company did at an interest rate of 5.84% per annum pursuant to an interest rate swap agreement. The Company repaid and terminated the Term Loan on February 22, 2011.

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

The following table summarizes the notional and fair value of our derivative financial instrument at December 31, 2010. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Swap	$ 75,000	5.840%	10/2008	10/2011	$ (1,077)

On December 31, 2010, the derivative instrument was reported as an obligation at its fair value of approximately $1.1 million. This is included in other liabilities: derivative termination value on the consolidated balance sheet at December 31, 2010. Offsetting adjustments are represented as deferred gains or losses in accumulated other comprehensive income of $1.1 million.

On February 22, 2011 the Company repaid and terminated the Term Loan and paid $1.0 million to terminate the interest swap. During 2011, the value of the termination will be amortized into earnings as an increase to interest expense in the same periods in which the hedged interest payments were to affect earnings, or through its scheduled maturity in October 2011.

We were hedging exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

7. Stockholders’ Equity

Equity Offerings

On May 6, 2010, the Company entered into an on demand offering sales agreement whereby the Company may offer and sell up to an aggregate gross sales price of $75 million of its common stock from time to time (the “ATM Sales Program”). Sales of shares of the Company’s common stock depend upon market conditions and other factors determined by the Company and may be deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE Amex or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by the Company in writing. The Company has no obligation to sell any shares of its common stock, and may at any time suspend solicitation and offers. During the year ended December 31, 2010, the Company sold 1,756,700 shares of its common stock under the ATM Sales Program at an average price of $12.92 per share, for which approximately $454,000 was payable to the placement/sales agent and $391,000 was incurred for offering related expenses, raising net proceeds of approximately $21.9 million.

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

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Repurchase of Common Shares

On October 28, 2005 the Board of Directors of the Company authorized the repurchase of up to $35 million on the Company’s common stock for a two-year period and on September 10, 2007, announced certain modifications, including authorization to repurchase of up to $50 million of the Company’s common stock (inclusive of all repurchases made pursuant to the October 28, 2005 plan) from time to time in the open market or in privately negotiated transactions. The Company repurchased approximately 731,000 shares of common stock during the fourth quarter of 2005 at an aggregate cost of approximately $13,992,000 at an average cost of $19.14 per share. During the third quarter of 2007, the Company repurchased 286,000 shares of common stock at an aggregate cost of $4,767,000 at an average cost of $16.69 per share. The excess of the purchase price over the par value of the shares repurchased was applied to reduce additional paid-in capital. The common stock repurchase plan expired on November 1, 2009.

Accumulated Other Comprehensive Income or Loss

The table below sets forth activity in the accumulated other comprehensive loss component of stockholders’ equity and reconciles net income to total comprehensive income for the years ended December 31, 2010, 2009 and 2008.

Accumulated other comprehensive loss

(in thousands)	2010	2009	2008

Beginning balance	$(2,076)	$(3,099)	$—
Unrealized income (loss) on derivative	999	1,023	(3,099)
Ending balance	$(1,077)	$(2,076)	$(3,099)

Total comprehensive income

(in thousands)	2010	2009	2008

Net income	$22,093	$27,872	$31,959
Unrealized loss on derivative	999	1,023	(3,099)
Total comprehensive income	$23,092	$28,895	$28,860

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

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

8. Federal Income Tax Reporting (continued)

The Company adopted an accounting pronouncement related to uncertainty in income taxes effective January 1, 2007, which did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption. Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future. The Company’s effective tax rate was not affected by the adoption. The Company and one or more of its subsidiaries files income tax returns in the U.S federal jurisdiction and various state jurisdictions. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2007 and thereafter.

Net operating losses

Section 382 of the Code restricts a corporation's ability to use net operating losses (“NOLs") to offset future taxable income following certain "ownership changes." Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured. The gross amount of NOLs available to the Company was $13,041,000, as of December 31, 2010, 2009 and 2008.

Tax Rates

The income tax expense reflected in the consolidated statements of income relates only to the TRS. The expense differs from the amounts computed by applying the Federal statutory rate to income before taxes as follows:

	For the years ended December 31,
(Dollars in thousands)	2010		2009		2008

Federal income tax at statutory rate	$(441)	34.0%	$(821)	34.0%	$(736)	34.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal impact	(69)	5.3%	(159)	6.3%	(136)	6.3%
Valuation allowance on tax benefit	510	n/a	159	n/a	136	n/a
Revised Texas franchise tax	217	n/a	242	n/a	246	n/a
Taxes on income	$217	39.3%	$(579)	40.3%	$(490)	40.3%

Taxes on income are a current tax expense. No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRS. FSP Investments has approximately an $441,000, $821,000 and $736,000 federal tax benefit arising from losses in 2010, 2009 and 2008, respectively. The 2009 loss was fully utilized by carrying the loss back to the tax years 2004 and 2005. The 2008 loss was utilized by carrying that loss back to tax years 2006 and 2007. A valuation allowance on federal taxes was recorded to reduce the entire tax benefit resulting from the 2010 loss attributable to FSP Investments as future use of the tax benefit may be uncertain. Valuation allowances for Massachusetts taxes of approximately $69,000, $159,000 and $136,000 were also recorded to reduce the tax benefit from the 2010, 2009 and 2008 losses, respectively, from FSP Investments due to unitary reporting requirements enacted during 2009 in Massachusetts and the likely hindrances to using the loss carry-forwards.

In May 2006, the State of Texas enacted a new business tax (the “Revised Texas Franchise Tax”) that replaced its existing franchise tax which the Company became subject to. The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure it is considered an income tax. The Company recorded a provision in income taxes on its income statement of $217,000, $242,000 and $246,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

8. Federal Income Tax Reporting (continued)

At December 31, 2010 and 2009, the Company’s net tax basis of its real estate assets is less than the amount set forth in the Company’s consolidated balance sheets by $45,596,000 and $65,310,000, respectively.

Reconciliation Between GAAP Net Income and Taxable Income

The following reconciles book net income to taxable income for the years ended December 31, 2010, 2009 and 2008.

	For the year ended December 31,
(in thousands)	2010	2009	2008

Net income per books	$22,093	$27,872	$31,959
Adjustments to book income:
Book depreciation and amortization	40,724	39,652	34,643
Tax depreciation and amortization	(26,901)	(25,057)	(21,426)
Straight line rent adjustment, net	(4,252)	(1,879)	(1,406)
Deferred rent, net	275	34	88
Non-taxable distributions	(2,026)	(2,435)	(1,075)
Other, net	6,355	5,445	4,526
Taxable income	36,268	43,632	47,309
Less: Capital gains recognized	(293)	(55)	(1,031)
Taxable income subject to distribution requirement	$35,975	$43,577	$46,278

Tax Components

The following summarizes the tax components of the Company’s common distributions paid per share for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$0.46	60.36%	$0.61	80.56%	$0.67	66.98%
Capital gain (1)	0.00	0.48%	0.00	0.10%	0.01	1.46%
Return of capital	0.30	39.16%	0.15	19.34%	0.32	31.56%
Total	$0.76	100%	$0.76	100%	$1.00	100%

(1) For 2010, 2009 and 2008, the 0.48%, 0.10% and 1.46% capital gain is taxed at 15%.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

9. Commitments

The Company's commercial real estate operations include the leasing of office buildings and industrial properties subject to leases with terms greater than one year. The leases expire at various dates through 2023. The following is a schedule of approximate future minimum rental income on non-cancelable operating leases as of December 31, 2010:

(in thousands)	Year ending December 31,

2011	$83,325
2012	81,441
2013	77,322
2014	72,292
2015	57,320
Thereafter (2016-2023)	160,091
$531,791

The Company leases its corporate office space under an operating lease that commenced September 1, 2010 for a seven year term and has a five-year extension option. The lease includes a base annual rent and additional rent for the Company's share of taxes and operating costs and expires in 2017. Future minimum lease payments are as follows:

(in thousands)	Year ending December 31,
2011	$372
2012	389
2013	405
2014	417
2015	424
Thereafter	751
$2,758

Rent expense was approximately $366,000, $353,000 and $339,000 for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in selling, general and administration expenses in the consolidated statements of income.

The Company has entered into the Sponsored REIT Loans described in Note 4, which provide for up to $85.8 million in borrowings of which $57.7 million have been drawn and are outstanding. The Company anticipates that any advances made will be repaid at their maturity or earlier from long term financing of the underlying properties, cash flows of the underlying properties or some other capital events.

10. Retirement Plan

In 2006, the Company established a 401(k) plan to cover eligible employees, which permits deferral of up to $16,500 per year (indexed for inflation) into the 401(k) plan, subject to certain limitations imposed by the Internal Revenue Code. An employee’s elective deferrals are immediately vested upon contribution to the 401(k) plan. The Company matches employee contributions to the 401(k) plan dollar for dollar up to 3% of each employee’s annual compensation up to $200,000. In addition, we may elect to make an annual discretionary profit-sharing contribution. The Company’s total contribution under the 401(k) plan amounted to $125,000, $115,000 and $115,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

11. Discontinued Operations

The Company reached an agreement to sell a commercial property, located in Falls Church, Virginia, which was sold on January 21, 2011 at a gain. The property was classified as an asset held for sale at December 31, 2010. Accordingly, the property was classified as discontinued for all periods presented. The Company recognized a gain on a small piece of land as a result of a land taking of approximately $424,000 during the year ended December 31, 2009. There was no property sales during the year ended December 31, 2008.

The assets held for sale are summarized below:

	December 31,
(in thousands)	2010	2009

Land	$11,770	$11,770
Building	50,167	50,167
	61,937	61,937
Less accumulated depreciation	1,608	322
	60,329	61,615
Straight-line rent receivable	490	121
Acquired real estate leases and unfavorable real estate leases, less accumulated amortization of $1,844 and $369, respectively	8,971	10,446
	$69,790	$72,182

The operating results for the asset held for sale are summarized below.

	For the Year Ended
(in thousands)	December 31,
	2010	2009
Rental revenue	$8,065	$2,060
Rental operating expenses	(63)	(12)
Real estate taxes and insurance	(915)	(623)
Depreciation and amortization	(2,890)	(723)
Interest income	—	1
Net income from discontinued operations	$4,197	$703

12. Subsequent Events

On January 14, 2011, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on February 18, 2011 to stockholders of record on January 28, 2011.

On January 21, 2011, the Company completed the sale of an office property in Falls Church, Virginia and received proceeds of approximately $90 million.

On January 26, 2011 the Company made a $2.1 million advance under the FSP Phoenix Tower Corp. Loan.

On February 22, 2011, the Company entered into a loan agreement for the New Revolver that is described in Note 5: Bank note payable and term note payable.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

13. Selected Unaudited Quarterly Information

Selected unaudited quarterly information is shown in the following table:

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Revenue	$29,566	$29,077	$30,307	$34,169

Income from continuing operations	$ 4,511	$ 4,914	$ 3,705	$ 4,766
Income from discontinued operations	1,051	1,040	1,052	1,054
Net income	$ 5,562	$ 5,954	$ 4,757	$ 5,820

Basic and diluted net income per share	$ 0.07	$ 0.07	$ 0.06	$ 0.07

Weighted average number of shares outstanding	79,681	79,681	79,751	80,187

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Revenue	$30,419	$30,132	$32,072	$33,699

Income from continuing operations	$ 7,808	$ 4,865	$ 7,295	$ 6,777
Income from discontinued operations	-	-	(353)	1,056
Gain on sale of properties	-	-	-	424
Net income	$ 7,808	$ 4,865	$ 6,942	$ 8,257

Basic and diluted net income per share	$ 0.11	$ 0.07	$ 0.10	$ 0.10

Weighted average number of shares outstanding	70,481	70,481	71,281	79,681

Schedule II

Franklin Street Properties Corp.

Valuation and qualifying accounts:

(in thousands)		Additions
		(Decreases)
	Balance at	charged to			Balance
	beginning	costs and			at end
Classification	of year	expenses	Deductions	Other	of year

Allowance for doubtful accounts
2008	430	79	–	–	509
2009	509	131	(20)	–	620
2010	620	1,175	(195)	–	1,600

Straight-line rent allowance
for doubtful accounts
2008	261	-	–	–	261
2009	261	(62)	(99)	–	100
2010	100	600	–	–	700

SCHEDULE III

FRANKLIN STREET PROPERTIES CORP.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

		Initial Cost			Historical Cost
Description	Encumbrances (1)	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (2)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life Years	Year Built	Date of Acquisition (3)
		(in thousands)
Commercial Properties:
Park Seneca, Charlotte, NC	—	$1,815	$7,917	$578	$1,812	$8,498	$10,310	$2,765	$7,545	5-39	1969	1997
Hillview Center, Milpitas, CA	—	2,203	2,813	7	2,203	2,820	5,023	850	4,173	5-39	1984	1999
Southfield Centre, Southfield, MI	—	4,344	11,455	2,639	4,344	14,094	18,438	3,780	14,658	5-39	1977	1999
Bollman Place, Savage, MD	—	1,585	4,121	420	1,585	4,541	6,126	1,216	4,910	5-39	1984	1999
Forest Park, Charlotte, NC	—	1,559	5,672	170	1,559	5,842	7,401	1,168	6,233	5-39	1999	1999
Centennial Center, Colorado Springs, CO	—	1,549	11,877	1,080	1,549	12,957	14,506	3,027	11,479	5-39	1999	2000
Meadow Point, Chantilly, VA	—	2,634	18,911	5,777	2,634	24,688	27,322	3,898	23,424	5-39	1999	2001
Timberlake, Chesterfield, MO	—	2,984	38,661	2,559	2,984	41,220	44,204	9,011	35,193	5-39	1999	2001
Northwest Point, Elk Grove Village, IL	—	2,914	26,295	7,218	2,914	33,513	36,427	7,633	28,794	5-39	1999	2001
Timberlake East, Chesterfield, MO	—	2,626	17,608	2,028	2,626	19,636	22,262	4,349	17,913	5-39	2000	2002
Park Ten, Houston, TX	—	1,061	21,303	743	569	22,538	23,107	4,725	18,382	5-39	1999	2002
Federal Way, Federal Way, WA	—	2,518	13,212	1,682	2,518	14,894	17,412	3,001	14,411	5-39	1982	2001
Addison, Addison, TX	—	4,325	48,040	2,571	4,325	50,611	54,936	8,205	46,731	5-39	1999	2002
Collins, Richardson, TX	—	4,000	42,598	1,122	4,000	43,720	47,720	6,659	41,061	5-39	1999	2003
Montague, San Jose, CA	—	10,250	5,254	2,618	10,250	7,872	18,122	1,239	16,883	5-39	1982	2002
Greenwood, Englewood, CO	—	3,100	30,201	163	3,100	30,364	33,464	4,522	28,942	5-39	2000	2005
River Crossing, Indianapolis, IN	—	3,000	36,926	1,481	3,000	38,407	41,407	5,646	35,761	5-39	1998	2005
Willow Bend, Plano, TX	—	3,800	14,842	1,069	3,800	15,911	19,711	2,125	17,586	5-39	1999	2000
Innsbrook, Glenn Allen, VA	—	5,000	40,216	1,216	5,000	41,432	46,432	5,334	41,098	5-39	1999	2003
380 Interlocken, Bloomfield, CO	—	8,275	34,462	5,536	8,275	39,998	48,273	5,473	42,800	5-39	2000	2003
Blue Lagoon, Miami, FL	—	6,306	46,124	76	6,306	46,200	52,506	5,521	46,985	5-39	2002	2003
Eldridge Green, Houston, TX	—	3,900	43,791	61	3,900	43,852	47,752	5,255	42,497	5-39	1999	2004
Liberty Plaza, Addison, TX	—	4,374	21,146	3,005	4,374	24,151	28,525	4,106	24,419	5-39	1985	2006
One Overton, Atlanta, GA	—	3,900	77,229	2,471	3,900	79,700	83,600	9,733	73,867	5-39	2002	2006
FSP 390 Interlocken, Broomfield, CO	—	7,013	37,751	2,928	7,013	40,679	47,692	4,712	42,980	5-39	2002	2006
East Baltimore, Baltimore, MD	—	4,600	55,267	1,018	4,600	56,285	60,885	5,197	55,688	5-39	1989	2007
Park Ten II, Houston, TX	—	1,300	31,712	74	1,300	31,786	33,086	2,187	30,899	5-39	2006	2006
Lakeside Crossing, Maryland Heights, MO	—	1,900	16,192	2	1,900	16,194	18,094	865	17,229	5-39	2008	2008
Dulles Virginia, Sterling, VA	—	4,813	13,285	0	4,813	13,285	18,098	681	17,417	5-39	1999	2008
Stonecroft, Chantilly, VA	—	2,102	18,003	0	2,102	18,003	20,105	692	19,413	5-39	2008	2009
Eden Bluff, Eden Prairie, MN	—	5,422	9,294	0	5,422	9,294	14,716	357	14,359	5-39	2006	2009
121 South Eight Street, Minneapolis, MN	—	8,628	15,214	237	8,628	15,451	24,079	201	23,878	5-39	1974	2010
Balance – Real Estate	—	$123,800	$817,392	$50,549	$123,305	$868,436	$991,741	$124,133	$867,608
Assets Held for Sale	—	12,018	50,167	(248)	11,770	50,167	61,937	1,608	60,329	5-39		2009
Balance – Real Estate	—	$135,818	$867,559	$50,301	$135,075	$918,603	$1,053,678	$125,741	$927,937

(1) There are no encumbrances on the above properties.

(2) The aggregate cost for Federal Income Tax purposes is $1,050,806

(3) Original date of acquisition by Sponsored Entity.

The following table summarizes the changes in the Company's real estate investments and accumulated depreciation:

	December 31,
(in thousands)	2010	2009	2008
Real estate investments, at cost:
Balance, beginning of year	$1,020,787	$918,184	$842,379
Acquisitions	23,842	97,006	69,202
Improvements	9,049	5,845	6,603
Assets held for sale	(61,937)	(61,937)	—
Dispositions	—	(248)	—
Balance -Real Estate	991,741	958,850	918,184

Assets held for sale	61,937	61,937	—
Balance, end of year	$1,053,678	$1,020,787	$918,184

Accumulated depreciation:
Balance, beginning of year	$98,954	$74,126	$52,060
Depreciation	26,787	24,828	22,066
Assets held for sale	(1,608)	(322)	—
Dispositions	—	—	—
Balance - Accumulated Depreciation	124,133	98,632	74,126

Assets held for sale	1,608	322	—
Balance, end of year	$125,741	$98,954	$74,126

