Form 10-Q
period 2011-03-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2011-05-03
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011.

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________.

Commission File Number: 001-32470

Franklin Street Properties Corp.

(Exact name of registrant as specified in its charter)

Maryland	04-3578653
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

401 Edgewater Place, Suite 200

Wakefield, MA 01880

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

The number of shares of common stock outstanding as of April 30, 2011 was 81,437,405.

Franklin Street Properties Corp.

Form 10-Q

Quarterly Report

March 31, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Franklin Street Properties Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share and par value amounts)	2011	2010
Assets:
Real estate assets:
Land	$131,385	$123,305
Buildings and improvements	983,417	867,858
Fixtures and equipment	600	578
	1,115,402	991,741
Less accumulated depreciation	130,961	124,133
Real estate assets, net	984,441	867,608
Acquired real estate leases, less accumulated amortization
of $19,813 and $19,294, respectively	85,290	40,578
Investment in non-consolidated REITs	88,652	89,327
Assets held for syndication, net	47,630	2,976
Assets held for sale	—	69,790
Cash and cash equivalents	49,488	68,213
Restricted cash	440	420
Tenant rent receivables, less allowance for doubtful accounts
of $1,225 and $1,600, respectively	1,688	1,922
Straight-line rent receivable, less allowance for doubtful accounts
of $135 and $700, respectively	20,992	18,752
Prepaid expenses	1,400	1,654
Related party mortgage loan receivable	60,116	57,684
Other assets	5,838	853
Office computers and furniture, net of accumulated depreciation
of $538 and $493, respectively	501	503
Deferred leasing commissions, net of accumulated amortization
of $7,613 and $7,175, respectively	20,426	18,455
Total assets	$1,366,902	$1,238,735

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$404,000	$209,968
Term loan payable	—	74,850
Accounts payable and accrued expenses	20,562	22,435
Accrued compensation	603	1,803
Tenant security deposits	2,533	1,930
Other liabilities: derivative termination value	828	1,077
Acquired unfavorable real estate leases, less accumulated amortization of $2,770 and $2,744, respectively	7,275	5,114
Total liabilities	435,801	317,177

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 81,437,405 and 81,437,405 shares issued and outstanding, respectively	8	8
Additional paid-in capital	1,025,491	1,025,491
Accumulated other comprehensive loss	(828)	(1,077)
Accumulated distributions in excess of accumulated earnings	(93,570)	(102,864)
Total stockholders’ equity	931,101	921,558
Total liabilities and stockholders’ equity	$1,366,902	$1,238,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2011	2010

Revenue:
Rental	$31,270	$28,757
Related party revenue:
Syndication fees	517	121
Transaction fees	691	146
Management fees and interest income from loans	808	533
Other	7	9
Total revenue	33,293	29,566

Expenses:
Real estate operating expenses	8,732	7,955
Real estate taxes and insurance	4,783	4,996
Depreciation and amortization	10,819	8,496
Selling, general and administrative	2,368	2,171
Commissions	287	114
Interest	2,409	1,652

Total expenses	29,398	25,384

Income before interest income, equity in earnings of
non-consolidated REITs and taxes	3,895	4,182
Interest income	12	8
Equity in earnings of non-consolidated REITs	968	253

Income before taxes on income	4,875	4,443
Taxes on income (benefit)	50	(68)

Income from continuing operations	4,825	4,511

Discontinued operations:
Income from discontinued operations	350	1,051
Gain on sale of property less applicable income tax	19,592	—
Total discontinued operations	19,942	1,051

Net income	$24,767	$5,562

Weighted average number of shares outstanding,
basic and diluted	81,437	79,681

Earnings per share, basic and diluted, attributable to:
Continuing operations	$0.06	$0.06
Discontinued operations	0.24	0.01
Net income per share, basic and diluted	$0.30	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2011	2010
Cash flows from operating activities:

Net income	$24,767	$5,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11,109	9,284
Amortization of above market lease	(6)	716
Gain on sale of real estate assets	(19,592)	—
Equity in earnings of non-consolidated REITs	(1,066)	(253)
Distributions from non-consolidated REITs	1,767	1,407
Increase (decrease) in bad debt reserve	(375)	380
Changes in operating assets and liabilities:
Restricted cash	(20)	284
Tenant rent receivables, net	609	17
Straight-line rents, net	(2,303)	(1,020)
Prepaid expenses and other assets, net	88	265
Accounts payable and accrued expenses	(1,212)	(3,917)
Accrued compensation	(1,200)	(1,142)
Tenant security deposits	603	(112)
Payment of deferred leasing commissions	(2,819)	(5,566)
Net cash provided by operating activities	10,350	5,905
Cash flows from investing activities:
Purchase of real estate assets, office computers and furniture	(124,307)	(3,529)
Acquired real estate leases	(45,032)	—
Investments in non-consolidated REITs	(9)	—
Investment in related party mortgage loan receivable	(2,432)	(4,790)
Changes in deposits on real estate assets	200	—
Investment in assets held for syndication, net	(45,186)	2,005
Proceeds received on sales of real estate assets	89,382	—
Net cash used in investing activities	(127,384)	(6,314)
Cash flows from financing activities:
Distributions to stockholders	(15,473)	(15,139)
Proceeds from equity offering, net	(90)	(1)
Borrowings under bank note payable	404,000	10,960
Repayments of bank note payable	(209,968)	—
Repayment of term loan payable	(74,850)	—
Deferred financing costs	(4,328)	—
Swap termination payment	(982)	—
Net cash provided by (used in) financing activities	98,309	(4,180)
Net decrease in cash and cash equivalents	(18,725)	(4,589)
Cash and cash equivalents, beginning of period	68,213	27,404
Cash and cash equivalents, end of period	$49,488	$22,815

Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$274	$2,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Other Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2011	2010

Net income	$24,767	$5,562

Other comprehensive income:
Unrealized gain on derivative financial instruments	94	81
Amortized gain on derivative financial instruments	155	—
Total other comprehensive income	249	81

Comprehensive income	$25,016	$5,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization, Properties, Basis of Presentation, Financial Instruments and Recent Accounting Standards

Organization

Franklin Street Properties Corp. (“FSP Corp.” or the “Company”), holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC, and FSP Holdings LLC. The Company also has a non-controlling common stock interest in 16 corporations organized to operate as real estate investment trusts ("REITs") and a non-controlling preferred stock interest in three of those REITs.

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

The Company owns and operates a portfolio of real estate, which consisted of 35 properties as of March 31, 2011. From time-to-time, the Company may acquire real estate or invest in real estate by purchasing shares of preferred stock offered in syndications of Sponsored REITs. The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s investment in real estate assets, excluding assets held for syndication and assets held for sale:

	As of March 31,
	2011	2010
Commercial real estate:
Number of properties	35	32
Rentable square feet	6,845,176	5,942,299

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company include all the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other period.

Reclassifications

Certain amounts from the 2010 income statement have been reclassified to conform to the 2011 presentation. The reclassifications were related to an asset held for sale as of December 31, 2010, which was presented as discontinued operations for all periods presented. These reclassifications changed rental revenues, operating and maintenance expenses, depreciation and amortization, selling, general and administrative expenses and the related assets. There was no change to net income for any period presented as a result of these reclassifications.

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

2. Investment Banking/Investment Services Activity

During the three months ended March 31, 2011, the Company sold on a best efforts basis, through private placements, preferred stock in the following Sponsored REITs:

Sponsored REIT	Property Location	Gross Proceeds (1)
(in thousands)
FSP Monument Circle Corp.	Indianapolis, IN	$ 4,750
FSP Union Centre Corp.	West Chester, OH	2,750
	Total	$ 7,500

(1) The syndication of FSP Monument Circle Corp. (“Monument Circle”) commenced in October 2010 and was fully subscribed on March 1, 2011. The syndication of FSP Union Centre Corp. (“Union Centre”), which commenced in March 2011, was not complete at March 31, 2011.

3. Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At March 31, 2011, the Company held an interest in 16 Sponsored REITs. 15 were fully syndicated and the Company no longer derives economic benefits or risks from the common stock interest that is retained in them. One entity was not fully syndicated at March 31, 2011, which was Union Centre. The Company holds a non-controlling preferred stock investment in three of these Sponsored REITs, FSP Phoenix Tower Corp. (“Phoenix Tower”), FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

Equity in earnings of investment in non-consolidated REITs:

The following table includes equity in earnings of investments in non-consolidated REITs:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Equity in earnings of Sponsored REITs	$537	$60
Equity in earnings (loss) of Phoenix Tower	(4)	14
Equity in earnings of East Wacker	381	116
Equity in earnings of Grand Boulevard	54	63
	$968	$253

Equity in earnings of investments in Sponsored REITs is derived from the Company’s share of income (loss) following the commencement of syndication of Sponsored REITs. Following the commencement of syndication the Company exercises influence over, but does not control these entities, and investments are accounted for using the equity method.

Equity in earnings (loss) of Phoenix Tower is derived from the Company’s preferred stock investment in the entity. In September 2006, the Company purchased 48 preferred shares or 4.6% of the outstanding preferred shares of Phoenix Tower for $4,116,000 (which represented $4,800,000 at the offering price net of commissions of $384,000 and fees of $300,000 that were excluded).

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

The Company recorded distributions declared of $1,767,000 and $1,407,000 from non-consolidated REITs during the three months ended March 31, 2011 and 2010, respectively.

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

The operating data below for 2011 includes operations of the 16 Sponsored REITs the Company held an interest in as of March 31, 2011. The operating data for 2010 includes operations of the 14 Sponsored REITs the Company held an interest in as of March 31, 2010.

At March 31, 2011, December 31, 2010 and March 31, 2010, the Company had ownership interests in 16, 15 and 14 Sponsored REITs, respectively. Summarized financial information for these Sponsored REITs is as follows:

	March 31,	December 31,
(in thousands)	2011	2010

Balance Sheet Data (unaudited):
Real estate, net	$767,272	$767,938
Other assets	100,228	105,218
Total liabilities	(252,407)	(256,612)
Shareholders' equity	$615,093	$616,544

	For the Three Months Ended
	March 31,
(in thousands)	2011	2010

Operating Data (unaudited):
Rental revenues	$27,005	$23,467
Other revenues	16	48
Operating and maintenance expenses	(13,932)	(12,984)
Selling, general and administrative	(787)	—
Depreciation and amortization	(7,706)	(6,153)
Interest expense	(3,358)	(2,211)
Net income	$1,238	$2,167

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Related Party Transactions and Investments in Non-consolidated Entities (continued)

Syndication fees and Transaction fees:

The Company provides syndication and real estate acquisition advisory services for Sponsored REITs. Syndication, development and transaction fees from non-consolidated entities amounted to approximately $1,208,000 and $267,000 for the three months ended March 31, 2011 and 2010, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice. Asset management fee income from non-consolidated entities amounted to approximately $218,000 and $202,000 for the three months ended March 31, 2011 and 2010, respectively.

The Company typically makes an acquisition loan (“Acquisition Loans”) to each Sponsored REIT which is secured by a mortgage on the borrower’s real estate. These loans enable Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests. The Company anticipates that each Acquisition Loan will be repaid at maturity or earlier from the proceeds of the Sponsored REIT’s equity offering. Each Acquisition Loan has a term of two years and bears interest at approximately the same rate paid by FSP Corp. for borrowings under the New Revolver (as defined in Note 5 below). The Company had one Acquisition Loan outstanding for the syndication of Union Centre as of March 31, 2011 and one Acquisition Loan outstanding for the syndication of Monument Circle as of December 31, 2010. Acquisition Loans are classified as assets held for syndication.

From time-to-time the Company may also make secured loans (“Sponsored REIT Loans”) to Sponsored REITs to fund construction costs, capital expenditures and leasing costs or for other purposes. Since December 2007, the Company has provided Sponsored REIT Loans in the form of revolving lines of credit to five Sponsored REITs, or to wholly-owned subsidiaries of those Sponsored REITs, and a construction loan to one wholly-owned subsidiary of another Sponsored REIT. The Company anticipates that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financings of the underlying properties, cash flows from the underlying properties or a capital event. Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years. Advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon number of basis points and most advances also require a 50 basis point draw fee. The Company received a $210,000 loan commitment fee at the time of the closing of the Sponsored REIT Loan that is structured as a construction loan.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Related Party Transactions and Investments in Non-consolidated Entities (continued)

The following is a summary of the Sponsored REIT Loans outstanding as of March 31, 2011:

(dollars in 000's)		Maximum	Amount			Interest
	Maturity	Amount	Drawn at	Interest	Draw	Rate at
Sponsored REIT	Date	of Loan	31-Mar-11	Rate (1)	Fee (2)	31-Mar-11

Revolving lines of credit
FSP Highland Place I Corp. (3)	31-Dec-12	$ 5,500	$ 1,125	L+4.4%	0.5%	4.66%
FSP Satellite Place Corp. (4)	31-Mar-13	5,500	5,500	L+4.4%	0.5%	4.66%
FSP 1441 Main Street Corp.(4) (a)	31-Mar-13	10,800	6,800	L+4.4%	0.5%	4.66%
FSP 505 Waterford Corp. (4)	30-Nov-12	7,000	550	L+4.4%	0.5%	4.66%
FSP Phoenix Tower Corp. (4) (b)	30-Nov-12	15,000	8,600	L+4.4%	0.5%	4.66%

Construction loan
FSP 385 Interlocken
Development Corp. (4) (c) (d)	30-Apr-13	42,000	37,541	L+4.4%	n/a	4.66%

		$ 85,800	$ 60,116

(1)	The interest rate is 30-Day LIBOR rate plus the additional rate indicated.
(2)	The draw fee is a percentage of each new advance, and is paid at the time of each new draw.
(3)	Effective January 1, 2011 and February 1, 2011, the interest rate was 30-day LIBOR plus 3% and effective March 1, 2011 became LIBOR plus 4.4% until maturity. Effective January 31, 2011, any future draws will require an advance fee in an amount equal to 0.5%.
(4)	Effective January 1, 2011 through March 30, 2011, the interest rate was 30-day LIBOR plus 3%.

(a)	The Borrower is FSP 1441 Main Street LLC, a wholly-owned subsidiary.
(b)	The Borrower is FSP Phoenix Tower Limited Partnership, a wholly-owned subsidiary.
(c)	The Borrower is FSP 385 Interlocken LLC, a wholly-owned subsidiary.
(d)	The Borrower paid a commitment fee of $210,000 at loan origination in March 2009.

The Company recognized interest income and fees from the Acquisition Loan and Sponsored REIT Loans of approximately $590,000 and $331,000 for the three months ended March 31, 2011 and 2010, respectively.

4. Significant Acquisitions

During the three months ended March 31, 2011, the Company acquired three properties with an aggregate of approximately 676,000 rentable square feet at an aggregate purchase price of approximately $166 million excluding closing costs and adjustments. One property is located in North Carolina and two are located in Texas.

The purchase price of the properties was allocated to real estate investments and leases, including lease origination costs. Lease origination costs represent the value associated with acquiring an in-place lease (i.e. the market cost to execute a similar lease, including leasing commission, legal, vacancy, and other related costs). The value assigned to buildings approximates their replacement cost; the value assigned to land approximates its appraised value; and the value assigned to leases approximates their fair value. Other assets and liabilities are recorded at their historical costs, which approximates fair value.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. Significant Acquisitions (continued)

The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

Value of Assets Acquired
(in thousands)

Real estate assets	$120,750
Value of acquired real estate leases	47,473
Acquired unfavorable leases	(2,441)
Total	$165,782

Pro forma operating results for the Company and the acquisitions are shown in the following table. The results assume that the properties were acquired on January 1, 2010. The results are not necessarily indicative of what the Company’s actual results of operations would have been for the period indicated, nor do they purport to represent the results of operations of any future period.

	For the Three Months Ended
(unaudited)	March 31,
(in thousands except per share amounts)	2011	2010

Revenue	$36,710	$33,541
Income from continuing operations	$4,807	$4,313
Net income	$24,749	$5,364
Weighted average shares outstanding	81,437	79,681

Income from continuing operations per share	$0.06	$0.05
Net income per share	$0.30	$0.07

5. Bank note payable and term note payable

The Company had a bank note payable, which was an unsecured revolving line of credit (the “Revolver”) for advances up to $250 million that was repaid on February 22, 2011, and a term note payable, which was an unsecured term loan (the “Term Loan”) of approximately $75 million that was repaid on February 22, 2011. The Revolver and the Term Loan were with a group of banks.

The Revolver and Term Loan included restrictions on property liens and required compliance with various financial covenants. Financial covenants included the maintenance of at least $1.5 million in operating cash accounts, a minimum unencumbered cash and liquid investments balance and tangible net worth, limitations on permitted secured debt and compliance with various debt and operating income ratios, as defined in the loan agreement. The Company was in compliance with the Revolver and Term Loan financial covenants as of December 31, 2010.

On February 22, 2011 the Company entered into a new unsecured revolving line of credit (the “New Revolver”) for advances up to $500 million with a group of banks. The New Revolver includes an accordion feature that allows for up to $100 million of additional borrowing capacity subject to receipt of lender commitments and satisfaction of certain customary conditions. The New Revolver matures on February 22, 2014 with a one-year extension available at the Company’s election and payment of a fee.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

(Unaudited)

5. Bank note payable and term note payable (continued)

Proceeds from the New Revolver were used to repay and terminate the Revolver and the Term Loan on February 22, 2011. Borrowings under the New Revolver bear interest at either the bank’s base rate plus 85 to 200 basis points depending upon a leverage ratio at the time of borrowing (the bank’s base rate plus 95 basis points at March 31, 2011) or a rate equal to LIBOR plus 185 to 300 basis points depending upon a leverage ratio at the time of borrowing (LIBOR plus 195 basis points at March 31, 2011). The loan terms include a facility fee at an annual rate of 30 to 50 basis points depending upon a leverage ratio (35 basis points at March 31, 2011), which is applied to the total amount of the New Revolver.

The New Revolver requires compliance with various financial covenants, including minimum tangible net worth, maximum leverage ratios, maximum secured leverage ratios, minimum fixed charge leverage ratios, maximum unencumbered leverage ratios, minimum unsecured debt service coverage, dividend and distribution requirements, investment requirements and maximum secured recourse indebtedness values. The Company was in compliance with the New Revolver financial covenants as of March 31, 2011.

Borrowings under the New Revolver bear interest at either the bank's base rate plus 85-200 basis points depending on leverage ratios (95 basis points for an annual rate of 4.20% at March 31, 2011) or a rate equal to LIBOR plus 185-300 basis points depending on leverage ratios (195 basis points for an annual rate of 2.20% at March 31, 2011). There were borrowings of $404,000,000 outstanding at a weighted average rate of 2.20% as of March 31, 2011. The weighted average interest rate on amounts outstanding during the three months ended March 31, 2011 on the New Revolver and the Revolver was approximately 1.78%.

Borrowings under the Revolver bore interest at either the bank's prime rate or a rate equal to LIBOR plus 100 basis points. There were borrowings of $209,968,000 at a weighted average rate of 1.26% outstanding under the Revolver at December 31, 2010. The weighted average interest rate on amounts outstanding during the three months ended March 31, 2010 was approximately 1.23%; and for the year ended December 31, 2010 was approximately 1.33%.

The Term Loan had an interest rate option equal to LIBOR (subject to a 2% floor) plus 200 basis points and a requirement that the Company fix the interest rate for the initial three-year term of the Term Loan pursuant to an interest rate swap agreement which the Company did at an interest rate of 5.84% per annum pursuant to an interest rate swap agreement. The Company repaid and terminated the Term Loan and related interest rate swap from the proceeds of the New Revolver on February 22, 2011.

The Company intends to draw on the New Revolver in the future for a variety of corporate purposes, including the funding of interim mortgage loans to Sponsored REITs and the acquisition of properties that it acquires directly for its portfolio. The Company typically causes mortgage loans to Sponsored REITs to be secured by a first mortgage against the real property owned by the Sponsored REIT. The Company makes these loans to enable a Sponsored REIT to acquire real property prior to the consummation of the offering of its equity interests, and the loan is repaid out of the offering proceeds. The Company also may make secured loans to Sponsored REITs for the purpose of funding capital expenditures, costs of leasing or for other purposes which would be repaid from long-term financing of the property, cash flows from the property or a capital event.

6. Financial Instruments: Derivatives and Hedging

The Company’s hedging activity was limited to an interest rate swap. The purpose of the interest rate swap, which was terminated on February 22, 2011, was to fix the interest rate for the term of the loan and protect the Company from future interest rate increases on the Term Loan that is described in Note 5.

The fair value of the Company’s derivative instrument was determined using the net discounted cash flows of the expected cash flows of the derivative based on the market based interest rate curve. This financial instrument was classified within Level 2 of the fair value hierarchy and was classified as a liability on the condensed consolidated balance sheets.

The following table provides the fair value information for the Company's interest rate swap as of December 31, 2010:

(dollars in thousands)	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	$ 75,000	5.840%	10/2008	10/2011	$ (1,077)

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Financial Instruments: Derivatives and Hedging (continued)

The interest rate swap represented a cash flow hedge and was recorded at fair value and classified as a liability. Changes in the recorded fair value of the interest rate swap were recorded to other comprehensive income. On February 22, 2011, the interest rate swap agreement applicable to the Term Loan with a value of approximately $75 million was terminated and a payment was made of approximately $983,000. The payment to terminate the interest rate swap liability will be amortized into interest expense through October 15, 2011. As of March 31, 2011, the unamortized balance was approximately $828,000.

The interest amortization for the Company's terminated interest rate swap reclassified from Accumulated Other Comprehensive Income into interest expense during the three months ended March 31, 2011 was as follows:

Three Months
Ended
(in thousands)	March 31,
Income Statement Location	2011

Interest expense	$155

The effective portion of the loss on outstanding derivative recognized in Other Comprehensive Income for the three months ended March 31, 2011 was as follows:

Three Months
Ended
(in thousands)	March 31,
Income Statement Location	2011

Interest rate swap	$155

7. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at March 31, 2011 and 2010.

8. Stockholders’ Equity

As of March 31, 2011, the Company had 81,437,405 shares of common stock outstanding.

On May 6, 2010, the Company entered into an on demand offering sales agreement whereby the Company may offer and sell up to an aggregate gross sales price of $75 million of its common stock from time to time (the “ATM Sales Program”). Sales of shares of the Company’s common stock depend upon market conditions and other factors determined by the Company and may be deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE Amex or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by the Company in writing.  The Company has no obligation to sell any shares of its common stock, and may at any time suspend solicitation and offers. During the three months ended March 31, 2011, the Company did not sell any shares under the ATM Sales Program.

The Company declared and paid dividends as follows (in thousands, except per share amounts):

Quarter Paid	Dividends Per Share	Total Dividends

First quarter of 2011	$ 0.19	$ 15,473
First quarter of 2010	$ 0.19	$ 15,139

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

(Unaudited)

9. Business Segments

The Company operates in two business segments: real estate operations (including real estate leasing, making interim acquisition loans and other financing and asset/property management) including discontinued operations and investment banking/investment services (including real estate acquisition, development and broker/dealer services). The Company has identified these segments because this information is the basis upon which management makes decisions regarding resource allocation and performance assessment. The accounting policies of the reportable segments are the same as those described in “Significant Accounting Policies” in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s operations are located in the United States of America.

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

The calculation of FFO by business segment for the three months ended March 31, 2011 and 2010 are shown in the following table:

(in thousands)	Real Estate Operations	Investment Banking/ Investment Services	Total
Three Months Ended March 31, 2011
Net income (loss)	$24,607	$160	$24,767
Gain on sale of property	(19,592)	—	(19,592)
Equity in income of non-consolidated REITs	(1,773)	—	(1,773)
Distributions from non-consolidated REITs	1,767	—	1,767
Acquisition costs	269	—	269
Depreciation and amortization	10,774	38	10,812

Funds From Operations	$16,052	$198	$16,250

Three Months Ended March 31, 2010
Net income (loss)	$6,041	$(479)	$5,562
Equity in income of non-consolidated REITs	(253)	—	(253)
Distributions from non-consolidated REITs	1,407	—	1,407
Depreciation and amortization	9,901	33	9,934

Funds From Operations	$17,096	$(446)	$16,650

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9. Business Segments (continued)

The following table is a summary of other financial information by business segment:

(in thousands)	Real Estate Operations	Investment Banking/ Investment Services	Total
March 31, 2011:
Revenue	$32,085	$1,208	$33,293
Interest income	11	1	12
Interest expense	2,409	—	2,409
Capital expenditures	2,955	—	2,955
Investment in non-consolidated REITs	88,652	—	88,652
Identifiable assets	$1,358,306	$8,596	$1,366,902

March 31, 2010:
Revenue	$29,299	$267	$29,566
Interest income	8	—	8
Interest expense	1,652	—	1,652
Capital expenditures	1,685	—	1,685
Investment in non-consolidated REITs	91,787	—	91,787
Identifiable assets	$1,148,207	$3,224	$1,151,431

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

10. Income Taxes (continued)

The income tax expense (benefit) reflected in the condensed consolidated statements of income relates to the TRSs and Texas Franchise tax. The expense (benefit) differs from the amounts computed by applying the federal statutory rate to income before taxes as follows:

	For the
	Three Months Ended
	March 31,
(in thousands)	2011	2010

Federal income tax benefit at statutory rate	$(92)	$(251)
Increase (decrease) in taxes resulting from:
State income tax benefit, net of federal impact	(17)	(46)
Valuation allowance on tax benefit	109	172
Revised Texas franchise tax	50	57
Income tax expense (benefit)	$50	$(68)

Taxes on income are a current tax expense. No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs. A valuation allowance of approximately $172,000 was recorded to reduce the tax benefit resulting from the 2010 loss attributable to FSP Investments as future use of the tax benefit at the federal and state level may be uncertain. A valuation allowance on federal taxes was recorded in 2011 to reduce the entire tax benefit resulting from the 2011 loss attributable to FSP Investments as future use of the tax benefit may be uncertain. Valuation allowances for Massachusetts taxes of approximately $17,000 and $46,000 were also recorded to reduce the tax benefit from the 2011 and 2010 losses, respectively, from FSP Investments due to unitary reporting requirements enacted during 2009 in Massachusetts and the likely hindrances to using the loss carry-forwards.

In May 2006, the State of Texas enacted a business tax (the “Revised Texas Franchise Tax”) that replaced its existing franchise tax. The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure it is considered an income tax. The Company recorded a provision for income taxes on its condensed consolidated statement of income of $50,000 and $57,000 for the three months ended March 31. 2011 and 2010, respectively.

11. Discontinued Operations

The Company reached an agreement to sell a commercial property, located in Falls Church, Virginia, which was sold on January 21, 2011 at a gain. The property was classified as an asset held for sale at December 31, 2010. Accordingly, the operating results for this property have been reflected as discontinued operations in the consolidated statements of income for all periods presented, and are summarized below:

	For the Three Months Ended
(in thousands)	March 31,
	2011	2010
Rental revenue	$360	$2,043
Rental operating expenses	—	(19)
Real estate taxes and insurance	(10)	(250)
Depreciation and amortization	—	(723)
Net income from discontinued operations	$350	$1,051

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12. Subsequent Events

On April 15, 2011, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on May 20, 2011 to stockholders of record on April 29, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010. Historical results and percentage relationships set forth in the condensed consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States, disruptions in the debt markets, economic conditions in the markets in which we own properties, changes in the demand by investors for investment in Sponsored REITs, risks of a lessening of demand for the types of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. See Item 1A. “Risk Factors” below. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations. No changes to our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including historically high levels of unemployment, the failure and near failure of a number of financial institutions and increased credit risk premiums for a number of market participants. The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow growth and/or recessionary concerns, changes in currency exchange rates, geopolitical events, the availability of debt and interest rate fluctuations. The current state of the U.S. economy has affected our business, resulting in a decline in occupancy in our real estate portfolio in 2009 and 2010, and may affect real estate values, occupancy levels, property income and the propensity and the ability of investors to invest in our Sponsored REITs in the future. At this time, we cannot predict the extent or duration of any negative impact that the current state of the U.S. economy will have on our business.

Real Estate Operations

Leasing

Our real estate portfolio was approximately 88.4% leased as of March 31, 2011 and approximately 85.6% leased as of December 31, 2010. As of March 31, 2011, approximately 6.7% of the square footage in our portfolio was scheduled to expire during the remainder of 2011, and approximately 4.4% was scheduled to expire during 2012. We believe that most of the rental/leasing markets where our properties are located have finally stabilized, albeit at lower levels than before the recent economic downturn. It is our objective to move overall occupancy levels in the portfolio back to the ninety-plus percentage range as soon as possible. Assuming some level of continuing stability in the broader U.S. economic and employment picture, we believe that we will continue to make meaningful progress toward that objective during the remainder of 2011.

While we cannot generally predict when existing vacancy in our real estate portfolio will be leased or if existing tenants with expiring leases will renew their leases or what the terms and conditions of the lease renewals will be, we expect to renew or sign new leases at then current market rates for locations in which the buildings are located, which in many cases may be below the expiring rates. Also, as the economy recovers, we believe the potential for any of our tenants to default on its lease or to seek the protection of bankruptcy still exists. If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. In addition, at any time, a tenant of one of our properties may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders.

Acquisitions

During the three months ended March 31, 2011, we acquired three properties directly into our portfolio with an aggregate of approximately 676,000 rentable square feet at an aggregate purchase price of approximately $166 million excluding closing costs and adjustments. One property is located in North Carolina and two are located in Texas. Additional property acquisitions are a major objective of FSP and we are actively pursuing new acquisition opportunities. We anticipate that our acquisition efforts will result in additional property acquisitions during the remainder of 2011. New property acquisitions are anticipated to provide additional accretive rental income.

Discontinued Operations and Property Dispositions

We did not dispose of any properties during 2010. However, we did dispose of an office property located in Falls Church, Virginia on January 21, 2011 at a gain. Accordingly, as of December 31, 2010, the asset held for sale was classified as held for sale on our financial statements. The operating results for these real estate assets have been reflected as discontinued operations in the financial statements for all periods presented.

We will continue to evaluate our portfolio, and in the future may decide to dispose of additional properties from time-to-time in the ordinary course of business. We believe that the current property sales environment remains challenged relative to both liquidity and pricing. However, we also believe that we are witnessing improving pricing and liquidity in certain markets, extending a trend that we believe began in the second half of 2009. We believe that both improving office property fundamentals as well as plentiful and attractive financing availability will likely be required to broadly improve the marketplace for property dispositions. As an important part of our total return strategy, we intend to be active in property dispositions when we believe that market conditions warrant such activity. We may now begin to proactively pursue the possible selective sale of some of our properties, something we have not done for the last three years.

Investment Banking/Investment Services

Unlike our real estate operations business, which provides a rental revenue stream which is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature. Equity raised for Sponsored REIT syndications was $7.5 million during the three months ended March 31, 2011 compared to $2.1 million for the three months ended March 31, 2010. For the year ended December 31, 2010, syndication proceeds decreased 11% to $36.0 million compared to $40.4 million in 2009.

In October 2010, one of our Sponsored REITs, FSP Monument Circle Corp., purchased an office and retail property in Indianapolis, Indiana. Permanent equity capitalization of the property was structured as a private placement offering of preferred stock totaling $30 million, which was fully subscribed on March 1, 2011. In January 2011, one of our Sponsored REITs, FSP Union Centre Corp., purchased an office property in West Chester, Ohio. Permanent equity capitalization of the property was structured as a private placement offering of preferred stock totaling $62 million, $2.8 million of which had been closed in as of March 31, 2011. This private placement offering is ongoing as of the beginning of the second quarter of 2011.

The slowdown in our investment banking business actually began in the third quarter of 2007 and, at this point, it remains unclear when or if a higher volume of equity investment in Sponsored REITs will return. Business in this area, while always uncertain, has been affected by the uncertainty surrounding the future performance of commercial property markets and the amount of available mortgage financing for adequate capitalization of those markets. While we believe that general investor confidence and interest in commercial real estate investing continues to slowly improve, capital raising efforts over any specific period of time will likely remain unpredictable. In addition, the timing of property acquisitions that could be attractive for syndication is also unpredictable. We also continue to rely solely on our in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time (i.e., invest in a Sponsored REIT). We continue to evaluate whether our in-house sales force is capable, either through our existing client base or through new clients, of raising sufficient investment capital in Sponsored REITs to achieve future performance objectives.

The following table shows results for the three months ended March 31, 2011 and 2010:

(in thousands)
	Three months ended March 31,
Revenue:	2011	2010	Change
Rental	$31,270	$28,757	$2,513
Related party revenue:
Syndication fees	517	121	396
Transaction fees	691	146	545
Management fees and interest income from loans	808	533	275
Other	7	9	(2)
Total revenue	33,293	29,566	3,727

Expenses:
Real estate operating expenses	8,732	7,955	777
Real estate taxes and insurance	4,783	4,996	(213)
Depreciation and amortization	10,819	8,496	2,323
Selling, general and administrative	2,368	2,171	197
Commissions	287	114	173
Interest	2,409	1,652	757
Total expenses	29,398	25,384	4,014

Income before interest income, equity in earnings in non-consolidated REITs and taxes	3,895	4,182	(287)
Interest income	12	8	4
Equity in earnings of non-consolidated REITs	968	253	715

Income before taxes	4,875	4,443	432
Income tax expense (benefit)	50	(68)	118

Income from continuing operations	4,825	4,511	314

Discontinued operations:
Income from discontinued operations	350	1,051	(701)
Gain on sale of property less applicable income tax	19,592	—	19,592
Total discontinued operations	19,942	1,051	18,891

Net income	$24,767	$5,562	$19,205

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010:

Revenues

Total revenues increased by $3.7 million to $33.3 million for the quarter ended March 31, 2011, as compared to $29.6 million for the quarter ended March 31, 2010. The increase was primarily a result of:

    An increase in rental revenue of approximately $2.5 million arising primarily from the acquisition of a property in Minnesota in June 2010, that was included in the results for the three months ended March 31, 2011 and leasing, which raised occupancy to 88% at March 31, 2011 compared to 85% at March 31, 2010. These increases were partially offset by generally lower rental rates on our new leases.
    A $0.9 million increase in syndication fees and transaction (loan commitment) fees, which was principally a result of an increase in gross syndication proceeds for the quarter ended March 31, 2011 compared to the same period in 2010.

Expenses

Total expenses increased by $4.0 million to $29.4 million for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010. The increase was primarily a result of:

    An increase in real estate operating expenses and real estate taxes and insurance of approximately $0.5 million, and depreciation of $2.3 million, which were primarily from the acquisition of a property in Minnesota in June 2010.
    An increase to interest expense of approximately $0.8 million to $2.4 million during the three months ended March 31, 2011 compared to $1.6 million for the same period in 2010. The increase was attributable to a higher amount of debt outstanding and an increase in interest rate associated with our New Revolver, which closed on February 22, 2011 compared to the Revolver and Term Loan that was used during the three months ended March 31, 2010 and from January 1, 2011 through February 22, 2011.
    An increase in general and administrative expenses of $0.2 million, which was primarily the result of acquisition costs related to the acquisition of properties during the three months ended March 31, 2011. We had 45 and 42 employees as of March 31, 2011 and 2010, respectively, at our headquarters in Wakefield, Massachusetts.
    An increase in commissions of $0.2 million, which was principally a result of an increase in gross syndication proceeds for the quarter ended March 31, 2011 compared to the same period in 2010.

Equity in earnings of non-consolidated REITs

Equity in earnings from non-consolidated REITs increased approximately $0.7 million to $1.0 million during the three months ended March 31, 2011 compared to $0.3 million for the same period in 2010. The increase was primarily due to equity in income of syndications in process during the first quarter of 2011 compared to the first quarter of 2010.

Taxes on income

Taxes on income increased by $0.1 million to $50,000, compared to a benefit of $68,000 for the three months ended March 31, 2010. We placed a valuation allowance on future tax benefits from losses in 2010 as we had carried back losses in prior years and a portion of that valuation allowance reduced income tax expense for the first quarter of 2011. Tax losses arose primarily from reduced activity in the investment banking and investment services business. Included in income taxes for both periods is the Revised Texas Franchise Tax, which is derived from an income based measure it is considered an income tax.

Income from continuing operations

Income from continuing operations for the three months ended March 31, 2011 was $4.8 million compared to $4.5 million for the three months ended March 31, 2010, for the reasons described above.

Discontinued operations and gain on sale of property

During 2010 we reached an agreement to sell a commercial property, located in Falls Church, Virginia, which was sold on January 21, 2011 at a gain. The property was classified as an asset held for sale at December 31, 2010. Accordingly, the operating results for this property have been reflected as discontinued operations for all periods presented. Income from discontinued operations of the property was approximately $0.4 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011, we reported a $19.6 million gain on the sale of the property.

Net income

Net income for the three months ended March 31, 2011 was $24.8 million compared to $5.6 million for the three months ended March 31, 2010, for the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $49.5 million and $68.2 million at March 31, 2011 and December 31, 2010, respectively. This decrease of $18.7 million is attributable to $10.4 million provided by operating activities less $127.4 million used by investing activities, plus $98.3 million provided by financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations, cash anticipated to be generated by the sale of preferred stock in future Sponsored REITs and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly formed Sponsored REITs. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties and the level of interest on the part of investors in purchasing shares of Sponsored REITs.

Operating Activities

The cash provided by our operating activities of $10.4 million is primarily attributable to net income of $24.8 million, less the gain on sale of a property of $19.6 million plus the add-back of $7.4 million of non-cash activities, $1.8 million of distributions from non-consolidated REITs, a $0.6 million decrease in tenant receivables and a $0.6 million decrease in tenant security deposits. These increases were partially offset by a $2.4 million decrease in accounts payable and accrued liabilities and $2.8 million in payments of leasing commissions.

Investing Activities

Our cash used for investing activities for the three months ended March 31, 2011 of $127.4 million is primarily attributable to additions to real estate investments and office equipment of approximately $169.2 million, an increase in assets held for syndication of $45.2 million and secured loans made to Sponsored REITs of approximately $2.4 million. These uses were partially offset by net proceeds from the sale of a property of $89.4 million.

Financing Activities

Our cash provided by financing activities for the three months ended March 31, 2011 of $98.3 million is primarily attributable to net borrowings of $194.0 million, which was comprised of $404.0 million in borrowings on our New Revolver, and repayment of our Revolver balance from December 31, 2010 of $210.0 million. This increase was partially offset by repayment of our Term Loan of $74.9 million and a $1.0 million payment to terminate a Swap related to the Term Loan, $4.3 million in financing costs associated with the New Revolver and distributions paid to stockholders of $15.5 million.

New Revolver, Revolver and Term Loan

We had a bank note payable, which was an unsecured revolving line of credit for advances up to $250 million, that was repaid on February 22, 2011. We refer to this revolving line of credit as the Revolver. We also had a term note payable, which was an unsecured term loan of approximately $75 million, that was also repaid on February 22, 2011. We refer to this unsecured term loan as the Term Loan. The Revolver and the Term Loan were with a group of banks.

The Revolver and Term Loan included restrictions on property liens and required compliance with various financial covenants. Financial covenants included the maintenance of at least $1.5 million in operating cash accounts, a minimum unencumbered cash and liquid investments balance and tangible net worth, limitations on permitted secured debt and compliance with various debt and operating income ratios, as defined in the loan agreement. We were in compliance with the Revolver and Term Loan financial covenants as of December 31, 2010.

On February 22, 2011, we entered into a new unsecured revolving line of credit, which we refer to as the New Revolver, for advances up to $500 million with a group of banks. The New Revolver includes an accordion feature that allows for up to $100 million of additional borrowing capacity subject to receipt of lender commitments and satisfaction of certain customary conditions. The New Revolver matures on February 22, 2014 with a one-year extension available at our election and payment of a fee.

Proceeds from the New Revolver were used to repay and terminate the Revolver and Term Loan on February 22, 2011. Borrowings under the New Revolver bear interest at either the bank’s base rate plus 85 to 200 basis points depending upon a leverage ratio at the time of borrowing (the bank’s base rate plus 95 basis points at March 31, 2011) or a rate equal to LIBOR plus 185 to 300 basis points depending upon a leverage ratio at the time of borrowing (LIBOR plus 195 basis points at March 31, 2011). The loan terms include a facility fee at an annual rate of 30 to 50 basis points depending upon a leverage ratio (35 basis points at March 31, 2011), which is applied to the total amount of the New Revolver. The actual amount of any applicable facility fee, LIBOR rate or base rate is determined based on our total leverage ratio as described in the table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Revolver/New Revolver” in our Annual Report on Form 10-K for the year ended December 31, 2010.

The New Revolver requires compliance with various financial covenants, including minimum tangible net worth, maximum leverage ratios, maximum secured leverage ratios, minimum fixed charge leverage ratios, maximum unencumbered leverage ratios, minimum unsecured debt service coverage, dividend and distribution requirements, investment requirements and maximum secured recourse indebtedness values. We were in compliance with the New Revolver financial covenants as of March 31, 2011.

Borrowings under the New Revolver bear interest at either the bank's base rate plus 85-200 basis points depending on leverage ratios (95 basis points for an annual rate of 4.20% at March 31, 2011) or a rate equal to LIBOR plus 185-300 basis points depending on leverage ratios (195 basis points for an annual rate of 2.20% at March 31, 2011). There were borrowings of $404,000,000 outstanding at a weighted average rate of 2.20% as of March 31, 2011. The weighted average interest rate on amounts outstanding during the three months ended March 31, 2011 on the New Revolver and the Revolver was approximately 1.78%.

Borrowings under the Revolver bore interest at either the bank's prime rate or a rate equal to LIBOR plus 100 basis points. There were borrowings of $209,968,000 at a weighted average rate of 1.26% outstanding under the Revolver at December 31, 2010. The weighted average interest rate on amounts outstanding during the three months ended March 31, 2010 was approximately 1.23%; and for the year ended December 31, 2010 was approximately 1.33%.

The Term Loan had an interest rate option equal to LIBOR (subject to a 2% floor) plus 200 basis points and a requirement that we fix the interest rate for the initial three-year term of the Term Loan pursuant to an interest rate swap agreement which we did at an interest rate of 5.84% per annum pursuant to an interest rate swap agreement. We repaid and terminated the Term Loan and related interest rate swap from the proceeds of the New Revolver on February 22, 2011.

We intend to draw on the New Revolver in the future for a variety of corporate purposes, including the funding of interim mortgage loans to Sponsored REITs and the acquisition of properties that it acquires directly for its portfolio. We typically cause mortgage loans to Sponsored REITs to be secured by a first mortgage against the real property owned by the Sponsored REIT. We make these loans to enable a Sponsored REIT to acquire real property prior to the consummation of the offering of its equity interests, and the loan is repaid out of the offering proceeds. We also may make secured loans to Sponsored REITs for the purpose of funding capital expenditures, costs of leasing or for other purposes which would be repaid from long-term financing of the property, cash flows from the property or a capital event.

Equity Securities

On May 6, 2010, we entered into an on demand offering sales agreement that allows us to offer and sell up to an aggregate gross sales price of $75 million of our common stock from time to time, which we refer to as our ATM Sales Program. Sales of shares of our common stock depend upon market conditions and other factors determined by us and are deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE Amex or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by us in writing. We have no obligation to sell any shares of our common stock, and may at any time suspend solicitation and offers. During the three months ended March 31, 2011, we did not sell any shares of our common stock under our ATM Sales Program.

As of March 31, 2011, we have an automatic shelf registration statement on Form S-3 on file with the SEC relating to the offer and sale, from time to time, of an indeterminate amount of our common stock. From time to time, we expect to issue additional shares of our common stock under our automatic shelf registration statement or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage. As of March 31, 2011, we were committed to fund up to $85.8 million to six Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $60.1 million has been drawn and is outstanding. We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long-term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Assets Held for Syndication

As of March 31, 2011 we had one asset held for syndication for a property in West Chester, Ohio and at December 31, 2010, we had one asset held for syndication for a property in Indianapolis, Indiana.

Related Party Transactions

In March 2011, we commenced the syndication of FSP Union Centre Corp., which was still in process as of March 31, 2011. In November 2010, we commenced the syndication of FSP Monument Circle Corp., which was fully subscribed on March 1, 2011. In November 2009, we commenced the syndication of FSP Centre Pointe V Corp., which was in process as of March 31. 2010 and became fully subscribed on July 9, 2010. In May 2008, we commenced the syndication of FSP 385 Interlocken Development Corp., which was in process as of March 31, 2010 and became fully subscribed on July 9, 2010.

We intend to draw on the New Revolver in the future for a variety of corporate purposes, including the acquisition of properties that we acquire directly for our portfolio and for loans to Sponsored REITs, including the Acquisition Loans and the Sponsored REIT Loans described below. Additional Information about our Acquisition Loans and our Sponsored REIT Loans outstanding as of March 31, 2011, including a summary table of the Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities – Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Loans to Sponsored REITs

Acquisition Loans

We typically make an acquisition loan to each Sponsored REIT which is secured by a mortgage on the borrower’s real estate. These loans enable Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests. We refer to these loans as Acquisition Loans. We anticipate that each Acquisition Loan will be repaid at maturity or earlier from the proceeds of the Sponsored REIT’s equity offering. Each Acquisition Loan has a term of two years and bears interest at approximately the same rate paid by FSP Corp. for borrowings under the New Revolver. We had one Acquisition Loan outstanding for the syndication of FSP Union Centre Corp., as of March 31, 2011 and one Acquisition Loan outstanding for the syndication of FSP Monument Circle Corp., as of December 31, 2010. Acquisition Loans are classified as assets held for syndication.

Sponsored REIT Loans

From time-to-time we may also make secured loans to Sponsored REITs to fund construction costs, capital expenditures and leasing costs or for other purposes. We refer to these loans as Sponsored REIT Loans. Since December 2007, we have provided Sponsored REIT Loans in the form of revolving lines of credit to five Sponsored REITs, or to wholly-owned subsidiaries of those Sponsored REITs, and a construction loan to one wholly-owned subsidiary of another Sponsored REIT. We anticipate that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financing of the property securing the loan, cash flows from that underlying property or a capital event. Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years. Advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon number of basis points and most advances also require a 50 basis point draw fee. We received a $210,000 loan commitment fee at the time of the closing of the Sponsored REIT Loan that is structured as a construction loan. As of March 31, 2011, we were committed to fund Sponsored REIT Loans up to $85.8 million to six Sponsored REITs, of which $60.1 million was drawn and outstanding.

Additional information about our Acquisition Loans and our Sponsored REIT Loans outstanding as of March 31, 2011, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities – Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the three months ended March 31, 2011 and 2010, the rental income exceeded the expenses for each individual property, with the exception of our properties located in Southfield, Michigan, Englewood, Colorado, Glen Allen, Virginia and Federal Way, Washington,

Our property located in Southfield, Michigan with approximately 215,000 square feet of rentable space, had a lease with a tenant for approximately 138,000 square feet of space that expired on July 31, 2009. The tenant re-leased approximately 83,000 square feet and vacated approximately 55,000 square feet. On September 15, 2009, a lease with a different tenant at the property expired and approximately 17,000 square feet of space was vacated. As a result, rental revenue did not cover ordinary operating expenses for the three months ended March 31, 2011 or 2010. The property generated rental income of $334,000 and $354,000 for the three months ended March 31, 2011 and 2010, respectively, and had operating expenses of $493,000 and $563,000 for the three months ended March 31, 2011 and 2010, respectively.

Our property located in Englewood, Colorado had a single tenant lease, for 100% of the rentable space, expire during 2010. Since then we have signed leases with tenants for an aggregate of approximately 60% of the space, which generated rental income of $213,000 for the three months ended March 31, 2011 and had operating expenses of $573,000 for the three months ended March 31, 2011. The property had rental revenue that covered ordinary operating expenses for the three months ended March 31, 2010.

Our property located at Glen Allen, Virginia with approximately 304,000 square feet of rentable space, had a single tenant lease that expired on October 31, 2009. As of March 31, 2010, several new leases had been executed and the property was approximately 35% leased. As a result, for the three months ended March 31, 2010, the leases in place generated rental income of $325,000 and operating expenses of $412,000. As of March 31, 2011 the property was 61% leased and the leases generated rental income of $416,000 and had operating expenses of $417,000 for the three months ended March 31, 2011.

Our property located in Federal Way, Washington had rental revenue that covered ordinary operating expenses for the three months ended March 31, 2011. The property had a single tenant lease, which expired September 14, 2006. During 2007 and 2008, we signed leases with three tenants and in 2009 with an additional two for an aggregate total of approximately 26% of the space, which generated rental income of $101,000 for the three months ended March 31, 2010 and had operating expenses of $141,000 for the three months ended March 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2010, which is incorporated by reference.  Our exposure to market risk has not changed materially since December 31, 2010.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

In March 2011, the Company acquired a property in Durham, North Carolina and a property in Plano, Texas. Additional financial statements relating to these properties are being provided as Exhibit 99.1 and Exhibit 99.2 to comply with applicable rules and regulations of the Securities and Exchange Commission. Selected Unaudited Combining Condensed Consolidated Pro Forma Financial Data of the Company that give effect to the acquisitions are attached as Exhibit 99.3.

The Company has also attached a table showing new and repeat investors in Sponsored REITs as Exhibit 99.4 hereto.

Item 6. Exhibits

The Exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Street Properties Corp.

Date	Signature	Title

Date: May 3, 2011	/s/ George J. Carter George J. Carter	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 3, 2011	/s/ John G. Demeritt John G. Demeritt	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

10.1 (3)	Credit Agreement, dated February 22, 2011, by and among FSP Corp., certain of its wholly-owned subsidiaries, each lender from time to time party hereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

23.1*	Consent of Braver PC

23.2*	Consent of Braver PC

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Selected Financial Statements of Emperor Boulevard (Durham, North Carolina).

99.2*	Selected Financial Statements of One Legacy Circle (Plano, Texas).

99.3*	Selected Unaudited Combining Condensed Consolidated Pro Forma Financial Data reflecting the acquisition of a property in Plano, Texas and a property in Durham, North Carolina.

99.4*	Table regarding new and repeat investors in Sponsored REITs.

101**	The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to FSP Corp.’s Form 8-A, filed on April 5, 2005 (File No. 001-32470).

(2)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on December 21, 2010 (File No. 001-32470).

(3)	Incorporated by reference to FSP Corp.’s Annual Report on Form 10-K, filed on February 23, 2011 (File No. 001-32470).

* **

Filed herewith.

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

