Form 10-Q
period 2011-06-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2011-08-02
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

(Mark One)

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                     .

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

The number of shares of common stock outstanding as of July 29, 2011 was 81,437,405.

Franklin Street Properties Corp.

Form 10-Q

Quarterly Report

June 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.            Financial Statements

Franklin Street Properties Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share and par value amounts)	2011	2010
Assets:
Real estate assets:
Land	$129,800	$121,720
Buildings and improvements	982,821	863,317
Fixtures and equipment	726	578
	1,113,347	985,615
Less accumulated depreciation	137,216	122,917
Real estate assets, net	976,131	862,698
Acquired real estate leases, less accumulated amortization of $23,215 and $19,294, respectively	81,455	40,578
Investment in non-consolidated REITs	88,654	89,327
Assets held for syndication, net	11,206	2,976
Assets held for sale	-	74,947
Cash and cash equivalents	28,881	68,213
Restricted cash	459	420
Tenant rent receivables, less allowance for doubtful accounts of $1,235 and $1,600, respectively	1,846	1,922
Straight-line rent receivable, less allowance for doubtful accounts of $135 and $700, respectively	23,745	18,752
Prepaid expenses	1,255	1,654
Related party mortgage loan receivable	61,916	57,684
Other assets	5,760	685
Office computers and furniture, net of accumulated depreciation of $582 and $493, respectively	477	503
Deferred leasing commissions, net of accumulated amortization of $7,773 and $7,175, respectively	21,979	18,376
Total assets	$1,303,764	$1,238,735

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$345,000	$209,968
Term loan payable	-	74,850
Accounts payable and accrued expenses	21,431	22,435
Accrued compensation	1,070	1,803
Tenant security deposits	2,476	1,930
Other liabilities: derivative termination value	447	1,077
Acquired unfavorable real estate leases, less accumulated amortization of $3,082 and $2,744, respectively	6,950	5,114
Total liabilities	377,374	317,177

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.0001 par value, 180,000,000 shares authorized, 81,437,405 and 81,437,405 shares issued and outstanding, respectively	8	8
Additional paid-in capital	1,025,491	1,025,491
Accumulated other comprehensive loss	(447)	(1,077)
Accumulated distributions in excess of accumulated earnings	(98,662)	(102,864)
Total stockholders’ equity	926,390	921,558
Total liabilities and stockholders’ equity	$1,303,764	$1,238,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010

Revenue:
Rental	$33,605	$27,046	$64,705	$55,634
Related party revenue:
Syndication fees	2,973	541	3,490	662
Transaction fees	2,685	753	3,376	899
Management fees and interest income from loans	1,150	559	1,958	1,091
Other	7	6	13	15
Total revenue	40,420	28,905	73,542	58,301

Expenses:
Real estate operating expenses	8,765	7,335	17,495	15,284
Real estate taxes and insurance	5,228	4,038	9,987	9,011
Depreciation and amortization	12,067	8,485	22,850	16,945
Selling, general and administrative	2,396	2,559	4,764	4,730
Commissions	1,555	336	1,843	450
Interest	3,578	1,735	5,986	3,388

Total expenses	33,589	24,488	62,925	49,808

Income before interest income, equity in earnings of non-consolidated REITs and taxes	6,831	4,417	10,617	8,493
Interest income	9	9	20	17
Equity in earnings of non-consolidated REITs	1,166	380	2,134	633

Income before taxes on income	8,006	4,806	12,771	9,143
Taxes on income (benefit)	68	5	118	(64)

Income from continuing operations	7,938	4,801	12,653	9,207

Discontinued operations:
Income from discontinued operations	97	1,153	556	2,309
Gain on sale of property less applicable income tax	2,346	-	21,939	-
Total discontinued operations	2,443	1,153	22,495	2,309

Net income	$10,381	$5,954	$35,148	$11,516

Weighted average number of shares outstanding, basic and diluted	81,437	79,681	81,437	79,681

Earnings per share, basic and diluted, attributable to:
Continuing operations	$0.10	$0.06	$0.15	$0.11
Discontinued operations	0.03	0.01	0.28	0.03
Net income per share, basic and diluted	$0.13	$0.07	$0.43	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Other Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Net income	$10,381	$5,954	$35,148	$11,516

Other comprehensive income:
Unrealized gain on derivative financial instruments	-	260	94	341
Amortized gain on derivative financial instruments	381	-	536	-
Total other comprehensive income	381	260	630	341

Comprehensive income	$10,762	$6,214	$35,778	$11,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$35,148	$11,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	23,670	18,597
Amortization of above market lease	(62)	1,147
Gain on sale of real estate assets	(21,939)	-
Equity in earnings of non-consolidated REITs	(2,844)	(633)
Distributions from non-consolidated REITs	2,982	2,731
Increase (decrease) in bad debt reserve	(365)	480
Changes in operating assets and liabilities:
Restricted cash	(39)	275
Tenant rent receivables, net	441	402
Straight-line rents, net	(5,176)	(1,759)
Prepaid expenses and other assets, net	914	(224)
Accounts payable and accrued expenses	(726)	(4,139)
Accrued compensation	(733)	(376)
Tenant security deposits	546	196
Payment of deferred leasing commissions	(5,386)	(7,085)
Net cash provided by operating activities	26,431	21,128
Cash flows from investing activities:
Purchase of real estate assets, office computers and furniture	(128,054)	(45,848)
Acquired real estate leases	(45,032)	-
Investments in non-consolidated REITs	(10)	-
Investment in related party mortgage loan receivable	(4,232)	(9,735)
Changes in deposits on real estate assets	200	-
Investment in assets held for syndication, net	(8,200)	4,858
Proceeds received on sales of real estate assets	96,790	-
Net cash used in investing activities	(88,538)	(50,725)
Cash flows from financing activities:
Distributions to stockholders	(30,946)	(30,279)
Equity offering costs	(90)	(1)
Borrowings under bank note payable	345,000	53,960
Repayment of bank note payable	(209,968)	-
Repayment of term loan payable	(74,850)	-
Deferred financing costs	(5,389)	-
Swap termination payment	(982)	-
Net cash provided by (used in) financing activities	22,775	23,680
Net decrease in cash and cash equivalents	(39,332)	(5,917)
Cash and cash equivalents, beginning of period	68,213	27,404
Cash and cash equivalents, end of period	$28,881	$21,487

Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$657	$1,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Organization, Properties, Basis of Presentation, Financial Instruments and Recent Accounting Standards

Organization

Franklin Street Properties Corp. (“FSP Corp.” or the “Company”), holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC, FSP Holdings LLC and FSP Protective TRS Corp.  The Company also has a non-controlling common stock interest in 16 corporations organized to operate as real estate investment trusts (“REITs”) and a non-controlling preferred stock interest in three of those REITs.

The Company operates in two business segments: real estate operations and investment banking/investment services. FSP Investments LLC provides real estate investment and broker/dealer services. FSP Investments LLC’s services include: (i) the organization of REIT entities (the “Sponsored REITs”), which are syndicated through private placements; (ii) sourcing of the acquisition of real estate on behalf of the Sponsored REITs; and (iii) the sale of preferred stock in Sponsored REITs.  FSP Investments LLC is a registered broker/dealer with the Securities and Exchange Commission and is a member of the Financial Industry Regulatory Authority, or FINRA.  FSP Property Management LLC provides asset management and property management services for the Sponsored REITs.

The Company owns and operates a portfolio of real estate, which consisted of 34 properties as of June 30, 2011.  From time-to-time, the Company may acquire real estate or invest in real estate by purchasing shares of preferred stock offered in syndications of Sponsored REITs.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s investment in real estate assets, excluding assets held for syndication and assets held for sale:

	As of June 30,
	2011	2010
Commercial real estate:
Number of properties	34	33
Rentable square feet	6,747,815	6,418,835

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company include all the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other period.

Reclassifications

Certain balances in the 2010 financial statements have been reclassified to conform to the 2011 presentation.  The reclassifications were primarily related to the disposition of two properties sold in 2011, one of which was classified as an asset held for sale at December 31, 2010 and are presented as discontinued operations for all periods presented.  These reclassifications changed rental revenues, operating and maintenance expenses, depreciation and amortization, selling, general and administrative expenses and the related assets.  There was no change to net income for any period presented as a result of these reclassifications.

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

Recent Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income.  This standard eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity and instead requires the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This standard is intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity.  This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted this update with no material changes to the disclosures in the condensed consolidated financial statements.

2.     Investment Banking/Investment Services Activity

During the six months ended June 30, 2011, the Company sold on a best efforts basis, through private placements, preferred stock in the following Sponsored REITs:

Sponsored REIT	Property Location	Gross Proceeds (1)
		(in thousands)
FSP Monument Circle Corp.	Indianapolis, IN	$4,750
FSP Union Centre Corp.	West Chester, OH	45,325
	Total	$50,075

(1)   The syndication of FSP Monument Circle Corp. (“Monument Circle”) commenced in October 2010 and was fully subscribed on March 1, 2011.  The syndication of FSP Union Centre Corp. (“Union Centre”), which commenced in March 2011, was not complete at June 30, 2011.

3.     Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At June 30, 2011, the Company held an interest in 16 Sponsored REITs.  15 were fully syndicated and the Company no longer derives economic benefits or risks from the common stock interest that is retained in them.  One entity was not fully syndicated at June 30, 2011, which was Union Centre.  The Company holds a non-controlling preferred stock investment in three of these Sponsored REITs, FSP Phoenix Tower Corp. (“Phoenix Tower”), FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.     Related Party Transactions and Investments in Non-consolidated Entities (continued)

Equity in earnings of investment in non-consolidated REITs:

The following table includes equity in earnings of investments in non-consolidated REITs:

	Six Months Ended
	June 30,
(in thousands)	2011	2010

Equity in earnings of Sponsored REITs	$948	$162
Equity in earnings (loss) of Phoenix Tower	(11)	(9)
Equity in earnings of East Wacker	1,186	367
Equity in earnings of Grand Boulevard	11	113
	$2,134	$633

Equity in earnings of investments in Sponsored REITs is derived from the Company’s share of income (loss) following the commencement of syndication of Sponsored REITs.  Following the commencement of syndication the Company exercises influence over, but does not control these entities, and investments are accounted for using the equity method.

Equity in earnings (loss) of Phoenix Tower is derived from the Company’s preferred stock investment in the entity.  In September 2006, the Company purchased 48 preferred shares or 4.6% of the outstanding preferred shares of Phoenix Tower for $4,116,000 (which represented $4,800,000 at the offering price net of commissions of $384,000 and acquisition fees of $300,000 that were excluded).

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

The Company recorded distributions of $2,982,000 and $2,731,000 from non-consolidated REITs during the six months ended June 30, 2011 and 2010, respectively.

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

The operating data below for 2011 includes operations of the 16 Sponsored REITs the Company held an interest in as of June 30, 2011.  The operating data for 2010 includes operations of the 14 Sponsored REITs the Company held an interest in as of June 30, 2010.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.             Related Party Transactions and Investments in Non-consolidated Entities (continued)

At June 30, 2011, December 31, 2010 and June 30, 2010, the Company had ownership interests in 16, 15 and 14 Sponsored REITs, respectively.  Summarized financial information for these Sponsored REITs is as follows:

	June 30,	December 31,
(in thousands)	2011	2010

Balance Sheet Data (unaudited):
Real estate, net	$763,264	$767,938
Other assets	99,666	105,218
Total liabilities	(253,077)	(256,612)
Shareholders’ equity	$609,853	$616,544

	For the Six Months Ended
	June 30,
(in thousands)	2011	2010

Operating Data (unaudited):
Rental revenues	$54,495	$46,001
Other revenues	33	98
Operating and maintenance expenses	(26,935)	(25,797)
Selling, general and administrative	(789)	-
Depreciation and amortization	(16,426)	(12,749)
Interest expense	(9,234)	(4,576)
Net income	$1,144	$2,977

Syndication fees and Transaction fees:

The Company provides syndication and real estate acquisition advisory services for Sponsored REITs.  Syndication, development and transaction fees from non-consolidated entities amounted to approximately $6,866,000 and $1,561,000 for the six months ended June 30, 2011 and 2010, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $464,000 and $397,000 for the six months ended June 30, 2011 and 2010, respectively.

The Company typically makes an acquisition loan (“Acquisition Loan”) to each Sponsored REIT which is secured by a mortgage on the borrower’s real estate.  These loans enable Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests.  The Company anticipates that each Acquisition Loan will be repaid at maturity or earlier from the proceeds of the Sponsored REIT’s equity offering.  Each Acquisition Loan has a term of two years and bears interest at approximately the same rate paid by FSP Corp. for borrowings under the New Revolver (as defined in Note 5 below).  The Company had one Acquisition Loan outstanding for the syndication of Union Centre as of June 30, 2011 and one Acquisition Loan outstanding for the syndication of Monument Circle as of December 31, 2010.  Acquisition Loans are classified as assets held for syndication.

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

The following is a summary of the Sponsored REIT Loans outstanding as of June 30, 2011:

(dollars in 000’s)		Maximum	Amount			Interest
	Maturity	Amount	Drawn at	Interest	Draw	Rate at
Sponsored REIT	Date	of Loan	30-Jun-11	Rate (1)	Fee (2)	30-Jun-11

Revolving lines of credit
FSP Highland Place I Corp. (3)	31-Dec-12	$5,500	$1,125	L+4.4%	0.5%	4.59%
FSP Satellite Place Corp. (4)	31-Mar-13	5,500	5,500	L+4.4%	0.5%	4.59%
FSP 1441 Main Street Corp.(4) (a)	31-Mar-13	10,800	7,300	L+4.4%	0.5%	4.59%
FSP 505 Waterford Corp. (4)	30-Nov-12	7,000	1,150	L+4.4%	0.5%	4.59%
FSP Phoenix Tower Corp. (4) (b)	30-Nov-12	15,000	9,300	L+4.4%	0.5%	4.59%

Construction loan
FSP 385 Interlocken
Development Corp. (4) (c) (d)	30-Apr-13	42,000	37,541	L+4.4%	n/a	4.59%

		$85,800	$61,916

(1) The interest rate is 30-Day LIBOR rate plus the additional rate indicated.

(2) The draw fee is a percentage of each new advance, and is paid at the time of each new draw.

(3) Effective January 1, 2011 and February 1, 2011, the interest rate was 30-day LIBOR plus 3% and effective March 1, 2011 became LIBOR plus 4.4% until maturity.  Effective January 31, 2011, any future draws will require a draw fee in an amount equal to 0.5%.

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

The Company recognized interest income and fees from the Acquisition Loan and Sponsored REIT Loans of approximately $1,494,000 and $694,000 for the six months ended June 30, 2011 and 2010, respectively.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.     Significant Acquisitions

During the six months ended June 30, 2011, the Company acquired three properties with an aggregate of approximately 676,000 rentable square feet at an aggregate purchase price of approximately $166 million excluding closing costs and adjustments.  One property is located in North Carolina and two are located in Texas.

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

The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

Value of Assets Acquired
(in thousands)

Real estate assets	$120,750
Value of acquired real estate leases	47,474
Acquired unfavorable leases	(2,441)

Total	$165,783

Pro forma operating results for the Company and the acquisitions are shown in the following table.  The results assume that the properties were acquired on January 1, 2010.  The results are not necessarily indicative of what the Company’s actual results of operations would have been for the period indicated, nor do they purport to represent the results of operations of any future period.

	For the Three Months Ended		For the Six Months Ended
(unaudited)	June 30,		June 30,
(in thousands except per share amounts)	2011	2010	2011	2010

Revenue	$40,420	$32,863	$76,959	$66,216
Income from continuing operations	$7,938	$4,585	$12,635	$8,775
Net income	$10,381	$5,738	$35,130	$11,084

Weighted average shares outstanding	81,437	79,681	81,437	79,681

Income from continuing operations per share	$0.10	$0.06	$0.15	$0.11

Net income per share	$0.13	$0.07	$0.43	$0.14

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

On February 22, 2011, the Company entered into a new unsecured revolving line of credit (the “New Revolver”) for advances up to $500 million with a group of banks.  On May 19, 2011, the Company increased availability under the New Revolver by $100 million to $600 million by fully exercising an accordion feature.  The New Revolver matures on February 22, 2014 with a one-year extension available at the Company’s election and payment of a fee.

Proceeds from the New Revolver were used to repay and terminate the Revolver and the Term Loan on February 22, 2011.  Borrowings under the New Revolver bear interest at either the bank’s base rate plus 85 to 200 basis points depending upon a leverage ratio at the time of borrowing (the bank’s base rate plus 110 basis points, or 4.35% at June 30, 2011) or a rate equal to LIBOR plus 185 to 300 basis points depending upon a leverage ratio at the time of borrowing (LIBOR plus 210 basis points, or 2.29% at June 30, 2011).  The loan terms include a facility fee at an annual rate of 30 to 50 basis points depending upon a leverage ratio (40 basis points at June 30, 2011), which is applied to the total amount of the New Revolver.  There were borrowings of $345,000,000 outstanding at a weighted average rate of 2.33% as of June 30, 2011.  The weighted average interest rate on amounts outstanding during the six months ended June 30, 2011 on the New Revolver and the Revolver was approximately 2.03%.

The New Revolver requires compliance with various financial covenants, including minimum tangible net worth, maximum leverage ratios, maximum secured leverage ratios, minimum fixed charge leverage ratios, maximum unencumbered leverage ratios, minimum unsecured debt service coverage, dividend and distribution requirements, investment requirements and maximum secured recourse indebtedness values.  The Company was in compliance with the New Revolver financial covenants as of June 30, 2011.

Borrowings under the Revolver bore interest at either the bank’s prime rate or a rate equal to LIBOR plus 100 basis points.  There were borrowings of $209,968,000 at a weighted average rate of 1.26% outstanding under the Revolver at December 31, 2010.  The weighted average interest rate on amounts outstanding during the six months ended June 30, 2010 was approximately 1.29%; and for the year ended December 31, 2010 was approximately 1.33%.

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

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.     Financial Instruments: Derivatives and Hedging (continued)

The following table provides the fair value information for the Company’s interest rate swap as of December 31, 2010:

(dollars in thousands)	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	$75,000	5.840%	10/2008	10/2011	$(1,077)

The interest rate swap represented a cash flow hedge and was recorded at fair value and classified as a liability.  Changes in the recorded fair value of the interest rate swap were recorded to other comprehensive income. On February 22, 2011, the interest rate swap agreement applicable to the Term Loan with a value of approximately $75 million was terminated and a payment was made of approximately $982,000.  The payment to terminate the interest rate swap liability will be amortized into interest expense through October 15, 2011.  As of June 30, 2011, the unamortized balance was approximately $447,000.

The interest amortization for the Company’s terminated interest rate swap reclassified from Accumulated Other Comprehensive Income into interest expense during the three and six months ended June 30, 2011 was as follows:

	Three Months	Six Months
	Ended	Ended
(in thousands)	June 30,	June 30,
Income Statement Location	2011	2011

Interest expense	$381	$536

The effective portion of the loss on outstanding derivative recognized in Other Comprehensive Income for the three and six months ended June 30, 2011 was as follows:

	Three Months	Six Months
	Ended	Ended
(in thousands)	June 30,	June 30,
Income Statement Location	2011	2011

Interest rate swap	$381	$536

7.     Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at June 30, 2011 and 2010.

8.     Stockholders’ Equity

As of June 30, 2011, the Company had 81,437,405 shares of common stock outstanding.

On May 6, 2010, the Company entered into an on demand offering sales agreement whereby the Company may offer and sell up to an aggregate gross sales price of $75 million of its common stock from time to time (the “ATM Sales Program”).  Sales of shares of the Company’s common stock depend upon market conditions and other factors determined by the Company and may be deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE Amex or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by the Company in writing.  The Company has no obligation to sell any shares of its common stock, and may at any time suspend solicitation and offers.  During the six months ended June 30, 2011, the Company did not sell any shares under the ATM Sales Program.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

(Unaudited)

8.     Stockholders’ Equity (continued)

The Company declared and paid dividends as follows (in thousands, except per share amounts):

Quarter Paid	Dividends Per Share	Total Dividends

First quarter of 2011	$0.19	$15,473
Second quarter of 2011	$0.19	$15,473

First quarter of 2010	$0.19	$15,139
Second quarter of 2010	$0.19	$15,140

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

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.     Business Segments (continued)

The calculation of FFO by business segment for the three and six months ended June 30, 2011 are shown in the following table:

(in thousands)	Real Estate Operations	Investment Banking/ Investment Services	Total
Three Months Ended March 31, 2011
Net income (loss)	$24,607	$160	$24,767
Gain on sale of property	(19,593)	-	(19,593)
Equity in income of non-consolidated REITs	(1,772)	-	(1,772)
Distributions from non-consolidated REITs	1,767	-	1,767
Acquisition costs	269	-	269
Depreciation and amortization	10,774	38	10,812

Funds From Operations	$16,052	$198	$16,250

Three Months Ended June 30, 2011
Net income (loss)	$7,107	$3,274	$10,381
Gain on sale of property	(2,346)	-	(2,346)
Equity in income of non-consolidated REITs	(1,166)	-	(1,166)
Distributions from non-consolidated REITs	1,215	-	1,215
Acquisition costs	9	-	9
Depreciation and amortization	12,010	37	12,047

Funds From Operations	$16,829	$3,311	$20,140

Six Months Ended June 30, 2011
Net income (loss)	$31,714	$3,434	$35,148
Gain on sale of property	(21,939)	-	(21,939)
Equity in income of non-consolidated REITs	(2,938)	-	(2,938)
Distributions from non-consolidated REITs	2,982	-	2,982
Acquisition costs	278	-	278
Depreciation and amortization	22,784	75	22,859

Funds From Operations	$32,881	$3,509	$36,390

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

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.     Business Segments (continued)

The following table is a summary of other financial information by business segment:

(in thousands)	Real Estate Operations	Investment Banking/ Investment Services	Total
Three Months Ended June 30, 2011:
Revenue	$34,762	$5,658	$40,420
Interest income	5	4	9
Interest expense	3,578	-	3,578
Capital expenditures	4,091	-	4,091

Six Months Ended June 30, 2011
Revenue	$66,676	$6,866	$73,542
Interest income	15	5	20
Interest expense	5,986	-	5,986
Investment in non-consolidated REITs	88,654	-	88,654
Capital expenditures	7,046	-	7,046

Identifiable assets as of June 30, 2011	$1,293,933	$9,831	$1,303,764

Three Months Ended June 30, 2010:
Revenue	$27,612	$1,293	$28,905
Interest income	9	-	9
Interest expense	1,735	-	1,735
Capital expenditures	1,371	62	1,433

Six Months Ended June 30, 2010
Revenue	$56,741	$1,560	$58,301
Interest income	17	-	17
Interest expense	3,388	-	3,388
Investment in non-consolidated REITs	90,782	-	90,782
Capital expenditures	3,056	62	3,118

Identifiable assets as of June 30, 2010	$1,183,161	$3,740	$1,186,901

10.  Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).  As a REIT, the Company generally is entitled to a tax deduction for dividends paid to its shareholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only.  The Company must comply with a variety of restrictions to maintain its status as a REIT.  These restrictions include the type of income it can earn, the type of assets it can hold, the number of shareholders it can have and the concentration of their ownership, and the amount of the Company’s taxable income that must be distributed annually.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10.  Income Taxes (continued)

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a taxable REIT subsidiary (“TRS”).  In the case of TRSs, the Company’s ownership of securities in all TRSs generally cannot exceed 25% of the value of all of the Company’s assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company’s assets.   Effective January 1, 2002, a subsidiary of the Company, FSP Investments LLC, became a TRS.  As a result, FSP Investments LLC, which is part of the Company’s investment banking/investment services segment, operates as a taxable corporation under the Code.

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

The income tax expense (benefit) reflected in the condensed consolidated statements of income relates to the TRSs and Texas Franchise tax.  The expense (benefit) differs from the amounts computed by applying the federal statutory rate to income before taxes as follows:

	For the
	Six Months Ended
	June 30,
(in thousands)	2011	2010

Federal income tax expense (benefit) at statutory rate	$190	$(354)
Increase (decrease) in taxes resulting from:
State income tax (benefit), net of federal impact	-	(65)
Valuation allowance on tax benefit	(187)	242
Revised Texas franchise tax	115	113
Income tax expense (benefit)	$118	$(64)

Taxes on income are a current tax expense.  No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.  For the six months ended June 30, 2011 a release of $187,000 of the valuation allowance on the federal tax benefit was used to offset the 2011 tax expense of FSP Investments LLC.  A valuation allowance of approximately $242,000 was recorded to reduce the tax benefit resulting from the 2010 loss attributable to FSP Investments LLC as future use of the tax benefit at the federal and state level may be uncertain.  A valuation allowance of $65,000 for Massachusetts taxes recorded to reduce the tax benefit from the 2010 losses from FSP Investments LLC due to unitary reporting requirements enacted during 2009 in Massachusetts and the likely hindrances to using the loss carry-forwards.

In May 2006, the State of Texas enacted a business tax (the “Revised Texas Franchise Tax”) that replaced its existing franchise tax. The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure it is considered an income tax. The Company recorded a provision for income taxes on its condensed consolidated statement of income of $115,000 and $113,000 for the six months ended June 30, 2011 and 2010, respectively.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11.  Discontinued Operations

The Company reached agreements to sell an office property located in Falls Church, Virginia, which was sold on January 21, 2011, and was classified as held for sale at December 31, 2010 and an industrial property located in Savage, Maryland, which was sold on June 24, 2011.  Both properties were sold at a gain.  Accordingly, the operating results for these properties have been reflected as discontinued operations for all periods presented, and are summarized below:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30,		June 30,
	2011	2010	2011	2010
Rental revenue	$159	$2,214	$689	$4,426
Rental operating expenses	(3)	(23)	(5)	(47)
Real estate taxes and insurance	(23)	(280)	(56)	(553)
Depreciation and amortization	(36)	(758)	(72)	(1,517)
Net income from discontinued operations	$97	$1,153	$556	$2,309

12.  Subsequent Events

On July 15, 2011, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on August 19, 2011 to stockholders of record on July 29, 2011.

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

Our investment banking/investment services customers are primarily institutions and high net-worth individuals.  To the extent that the broad capital markets affect these investors our business is also affected.  These investors have many investment choices.  We must continually search for real estate at a price and at a competitive risk/reward rate of return that meets our customer’s risk/reward investment profile.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including historically high levels of unemployment, the failure and near failure of a number of financial institutions and increased credit risk premiums for a number of market participants.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow growth and/or recessionary concerns, changes in currency exchange rates, geopolitical events and the availability of debt and interest rate fluctuations.  The current state of the U.S. economy has affected our business, resulting in a decline in occupancy in our real estate portfolio in 2009 and 2010, and may affect real estate values, occupancy levels, property income and the propensity and the ability of investors to invest in our Sponsored REITs in the future.  At this time, we cannot predict the extent or duration of any negative impact that the current state of the U.S. economy will have on our business.

Real Estate Operations

Leasing

Our real estate portfolio was approximately 86.9% leased as of June 30, 2011 and approximately 85% leased as of June 30, 2010.  As of June 30, 2011, approximately 3.0% of the square footage in our portfolio was scheduled to expire during the remainder of 2011, and approximately 4.4% was scheduled to expire during 2012.  We believe that most of the rental/leasing markets where our properties are located have stabilized, albeit at lower levels than before the recent economic downturn.  It is our objective to move overall occupancy levels in the portfolio back to the ninety-plus percentage range as soon as possible.  Assuming some level of continuing stability in the broader U.S. economic and employment picture, we believe that we can make meaningful progress toward that objective during the remainder of 2011.

While we cannot generally predict when existing vacancy in our real estate portfolio will be leased or if existing tenants with expiring leases will renew their leases or what the terms and conditions of the lease renewals will be, we expect to renew or sign new leases at then-current market rates for locations in which the buildings are located, which in many cases may be below the expiring rates.  Also, even as the economy recovers, we believe the potential for any of our tenants to default on its lease or to seek the protection of bankruptcy still exists.  If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment.  In addition, at any time, a tenant of one of our properties may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders.

Acquisitions

During the six months ended June 30, 2011, we acquired three properties directly into our portfolio with an aggregate of approximately 676,000 rentable square feet at an aggregate purchase price of approximately $166 million, excluding closing costs and adjustments.  One property is located in North Carolina and two are located in Texas.  Additional property acquisitions are a major objective of FSP and we are actively pursuing new acquisition opportunities.  We anticipate that our acquisition efforts will result in additional property acquisitions during the remainder of 2011.  New property acquisitions are anticipated to provide additional accretive rental income.

Discontinued Operations and Property Dispositions

We did not dispose of any properties during 2010.  However, we did dispose of an office property located in Falls Church, Virginia on January 21, 2011 at a gain and an industrial property located in Savage, Maryland on June 24, 2011, also at a gain.  Accordingly, these properties have been reflected as discontinued operations in the financial statements for all periods presented.

We will continue to evaluate our portfolio, and in the future may decide to dispose of additional properties from time-to-time in the ordinary course of business.  We believe that the current property sales environment remains challenged relative to both liquidity and pricing.  However, we also believe that we are witnessing improving pricing and liquidity in certain markets, extending a trend that we believe began in the second half of 2009.  We believe that both improving office property fundamentals as well as plentiful and attractive financing availability will likely be required to broadly improve the marketplace for property dispositions.  As an important part of our total return strategy, we intend to be active in property dispositions when we believe that market conditions warrant such activity and, as a consequence, we continue to consider some of our properties for possible disposition.

Investment Banking/Investment Services

Unlike our real estate operations business, which provides a rental revenue stream which is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature.  Equity raised for Sponsored REIT syndications was $50.1 million during the six months ended June 30, 2011 compared to $10.4 million for the six months ended June 30, 2010.  For the year ended December 31, 2010, syndication proceeds decreased 11% to $36.0 million compared to $40.4 million in 2009.

In October 2010, one of our Sponsored REITs, FSP Monument Circle Corp., purchased an office and retail property in Indianapolis, Indiana.  Permanent equity capitalization of the property was structured as a private placement offering of preferred stock totaling $30 million, which was fully subscribed on March 1, 2011.  In January 2011, one of our Sponsored REITs, FSP Union Centre Corp., purchased an office property in West Chester, Ohio.  Permanent equity capitalization of the property was structured as a private placement offering of preferred stock totaling $62 million, $45.3 million of which had been closed in as of June 30, 2011.  This private placement offering is ongoing as of the beginning of the third quarter of 2011.

While we believe that general investor confidence and interest in commercial real estate investing continues to slowly improve, capital raising efforts over any specific period of time will likely remain unpredictable.  A significant slowdown in our investment banking business actually began in the third quarter of 2007 and, at this point, it remains unclear when or if a sustainable higher volume of equity investment in Sponsored REITs will return.  Business in this area, while always uncertain, has been affected by the uncertainty surrounding the future performance of commercial property markets, the amount of available mortgage financing for adequate capitalization of those markets and an increasing desire by our traditional target market clientele for liquidity in their investments which our Sponsored REITs do not offer.  We believe that our traditional investor’s confidence and interest in commercial real estate is changeable and very dependent on broader capital market/stock market activity.  In addition, the timing of property acquisitions that could be attractive for syndication is also unpredictable.  We also continue to rely solely on our in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time (i.e., invest in a Sponsored REIT).  We continue to evaluate whether our in-house sales force is capable, either through our existing client base or through new clients, of raising sufficient investment capital in Sponsored REITs to achieve future performance objectives.

The following table shows results for the three months ended June 30, 2011 and 2010:

(in thousands)
	Three months ended June 30,
Revenue:	2011	2010	Change
Rental	$33,605	$27,046	$6,559
Related party revenue:
Syndication fees	2,973	541	2,432
Transaction fees	2,685	753	1,932
Management fees and interest income from loans	1,150	559	591
Other	7	6	1
Total revenue	40,420	28,905	11,515

Expenses:
Real estate operating expenses	8,765	7,335	1,430
Real estate taxes and insurance	5,228	4,038	1,190
Depreciation and amortization	12,067	8,485	3,582
Selling, general and administrative	2,396	2,559	(163)
Commissions	1,555	336	1,219
Interest	3,578	1,735	1,843
Total expenses	33,589	24,488	9,101

Income before interest income, equity in earnings in non-consolidated REITs and taxes	6,831	4,417	2,414
Interest income	9	9	-
Equity in earnings of non-consolidated REITs	1,166	380	786

Income before taxes	8,006	4,806	3,200
Income tax expense (benefit)	68	5	63

Income from continuing operations	7,938	4,801	3,137

Discontinued operations:
Income from discontinued operations	97	1,153	(1,056)
Gain on sale of property less applicable income tax	2,346	-	2,346
Total discontinued operations	2,443	1,153	1,290

Net income	$10,381	$5,954	$4,427

Comparison of the three months ended June 30, 2011 to the three months ended June 30, 2010:

Revenues

Total revenues increased by $11.5 million to $40.4 million for the quarter ended June 30, 2011, as compared to $28.9 million for the quarter ended June 30, 2010.  The increase was primarily a result of:

o

An increase in rental revenue of approximately $6.5 million arising primarily from the acquisition of three properties in March 2011 and a property in June 2010, that were included in the results for the three months ended June 30, 2011, and leasing, which raised occupancy to 87% at June 30, 2011 compared to 85% at June 30, 2010.

o

A $4.4 million increase in syndication fees and transaction fees, which was principally a result of an increase in gross syndication proceeds for the quarter ended June 30, 2011 compared to the same period in 2010.

o

A $0.6 million increase in interest income from loans to Sponsored REITs, which was principally a result of a larger loan receivable balance and a higher interest rate charged during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, from which interest income is derived.

Expenses

Total expenses increased by $9.1 million to $33.6 million for the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010.  The increase was primarily a result of:

o

An increase in real estate operating expenses and real estate taxes and insurance of approximately $2.6 million, and depreciation of $3.6 million, which were primarily from the acquisition of three properties in March 2011 and another property in June 2010.

o

An increase to interest expense of approximately $1.8 million to $3.6 million during the three months ended June 30, 2011 compared to $1.7 million for the same period in 2010.  The increase was attributable to a higher amount of debt outstanding and an increase in interest rate associated with our New Revolver, which closed on February 22, 2011 compared to the Revolver and Term Loan that were used during the three months ended June 30, 2010.

o	An increase in commissions of $1.2 million, which was principally a result of an increase in gross syndication proceeds for the quarter ended June 30, 2011 compared to the same period in 2010.

These increases were partially offset by:

o

A decrease in general and administrative expenses of $0.1 million, which was primarily the result of approximately a $0.1 million decrease in acquisition costs, which related to the acquisition of a property during the three months ended June 30, 2010.  We had 44 and 42 employees as of June 30, 2011 and 2010, respectively, at our headquarters in Wakefield, Massachusetts.

Equity in earnings of non-consolidated REITs

Equity in earnings from non-consolidated REITs increased approximately $0.8 million to $1.2 million during the three months ended June 30, 2011 compared to the same period in 2010.  The increase was primarily due to an increase of $0.5 million in equity in income from our investment in FSP 303 East Wacker Drive Corp., which we refer to as East Wacker, and an increase of $0.3 million from syndications in process during the second quarter of 2011 compared to the second quarter of 2010.

Taxes on income

Taxes on income increased by $0.1 million to $0.1 million compared to the three months ended June 30, 2010.  We placed a valuation allowance on future tax benefits from losses in 2010 as we had carried back losses in prior years and a portion of that valuation allowance reduced income tax expense for the second quarter of 2011.   Tax losses arose primarily from reduced activity in the investment banking and investment services business.  Included in income taxes for both periods is the Revised Texas Franchise Tax, which is derived from an income based measure it is considered an income tax.

Income from continuing operations

Income from continuing operations for the three months ended June 30, 2011 was $7.9 million compared to $4.8 million for the three months ended June 30, 2010, for the reasons described above.

Discontinued operations and gain on sale of property

During 2010, we reached an agreement to sell an office property, located in Falls Church, Virginia, which was sold on January 21, 2011 at a gain.  On June 24, 2011, we sold an industrial property in Savage, Maryland at a gain.  Accordingly, these properties have been reflected as discontinued operations in the financial statements for all periods presented.  Income from discontinued operations of the property was approximately $0.1 million and $1.2 million for the three months ended June 30, 2011 and 2010, respectively.  For the three months ended June 30, 2011, we reported a $2.3 million gain on the sale of the property located in Savage, Maryland.

Net income

Net income for the three months ended June 30, 2011 was $10.4 million compared to $5.9 million for the three months ended June 30, 2010, for the reasons described above.

The following table shows results for the six months ended June 30, 2011 and 2010:

(in thousands)
	Six months ended June 30,
Revenue:	2011	2010	Change
Rental	$64,705	$55,634	$9,071
Related party revenue:
Syndication fees	3,490	662	2,828
Transaction fees	3,376	899	2,477
Management fees and interest income from loans	1,958	1,091	867
Other	13	15	(2)
Total revenue	73,542	58,301	15,241

Expenses:
Real estate operating expenses	17,495	15,284	2,211
Real estate taxes and insurance	9,987	9,011	976
Depreciation and amortization	22,850	16,945	5,905
Selling, general and administrative	4,764	4,730	34
Commissions	1,843	450	1,393
Interest	5,986	3,388	2,598
Total expenses	62,925	49,808	13,117

Income before interest income, equity in earnings (losses) in non-consolidated REITs and taxes	10,617	8,493	2,124
Interest income	20	17	3
Equity in earnings in non-consolidated REITs	2,134	633	1,501

Income before taxes	12,771	9,143	3,628
Income tax benefit	118	(64)	182

Income from continuing operations	12,653	9,207	3,446

Discontinued operations:
Income from discontinued operations	556	2,309	(1,753)
Gain on sale of property less applicable income tax	21,939	-	21,939
Total discontinued operations	22,495	2,309	20,186

Net income	$35,148	$11,516	$23,632

Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010:

Revenues

Total revenues increased by $15.2 million to $73.5 million for the six months ended June 30, 2011, as compared to $58.3 million for the six months ended June 30, 2010.  The increase was primarily a result of:

o

An increase in rental revenue of approximately $9.1 million arising primarily from the acquisition of three properties in March 2011 and a property in June 2010, that were included in the results for the six months ended June 30, 2011, and leasing, which raised occupancy to 87% at June 30, 2011 compared to 85% at June 30, 2010.

o

A $5.3 million increase in syndication fees and transaction fees, which was principally a result of an increase in gross syndication proceeds for the six months ended June 30, 2011 compared to the same period in 2010.

o                 A $0.8 million increase in interest income from loans to Sponsored REITs, which was principally a result of a larger loan receivable balance and a higher interest rate charged during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, from which interest income is derived.

Expenses

Total expenses increased by $13.1 million to $62.9 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  The increase was primarily a result of:

o                 An increase in real estate operating expenses and real estate taxes and insurance of approximately $3.2 million, and depreciation of $5.9 million, which were primarily from the acquisition of three properties in March 2011 and another property in June 2010.

o                 An increase to interest expense of approximately $2.6 million to $6.0 million during the six months ended June 30, 2011 compared to $3.4 million for the same period in 2010.  The increase was attributable to a higher amount of debt outstanding and an increase in interest rate associated with our New Revolver, which closed on February 22, 2011 compared to the Revolver and Term Loan that were used during the six months ended June 30, 2010.

o                 An increase in commissions of $1.4 million, which was principally a result of an increase in gross syndication proceeds for the six months ended June 30, 2011 compared to the same period in 2010.

Equity in earnings of non-consolidated REITs

Equity in earnings from non-consolidated REITs increased approximately $1.5 million to $2.1 million during the six months ended June 30, 2011 compared to the same period in 2010.  The increase was primarily due to an increase of $0.8 million in equity in income from our investment in East Wacker and an increase of $0.7 million from syndications in process during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Taxes on income

Taxes on income increased by $0.2 million to $0.1 million compared to the six months ended June 30, 2010.  We placed a valuation allowance on future tax benefits from losses in 2010 as we had carried back losses in prior years and a portion of that valuation allowance reduced income tax expense for the second quarter of 2011.   Tax losses arose primarily from reduced activity in the investment banking and investment services business.  Included in income taxes for both periods is the Revised Texas Franchise Tax, which is derived from an income based measure it is considered an income tax.

Income from continuing operations

Income from continuing operations for the six months ended June 30, 2011 was $12.6 million compared to $9.2 million for the six months ended June 30, 2010, for the reasons described above.

Discontinued operations and gain on sale of property

During 2010, we reached an agreement to sell an office property, located in Falls Church, Virginia, which was sold on January 21, 2011 at a gain.  On June 24, 2011, we sold an industrial property in Savage, Maryland at a gain.  Accordingly, these properties have been reflected as discontinued operations in the financial statements for all periods presented.  Income from discontinued operations of the property was approximately $0.6 million and $2.3 million for the six months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011, we reported a $21.9 million in gains on the sale of these properties.

Net income

Net income for the six months ended June 30, 2011 was $35.1 million compared to $11.5 million for the six months ended June 30, 2010, for the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $28.9 million and $68.2 million at June 30, 2011 and December 31, 2010, respectively. This decrease of $39.3 million is attributable to $26.4 million provided by operating activities less $88.5 million used by investing activities, plus $22.8 million provided by financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations, cash anticipated to be generated by the sale of preferred stock in future Sponsored REITs and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly formed Sponsored REITs.  We believe that we have adequate funds to cover unusual expenses and capital improvements in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties and the level of interest on the part of investors in purchasing shares of Sponsored REITs.

Operating Activities

The cash provided by our operating activities of $26.4 million is primarily attributable to net income of $35.1 million, less the gain on sale of a properties of $21.9 million, plus the add-back of $15.2 million of non-cash activities, $3.0 million of distributions from non-consolidated REITs, a $0.9 million decrease in prepaid expenses, a $0.4 million decrease in tenant receivables and a $0.5 million decrease in tenant security deposits.   These increases were partially offset by a $1.4 million decrease in accounts payable and accrued liabilities and $5.4 million in payments of leasing commissions.

Investing Activities

Our cash used for investing activities for the six months ended June 30, 2011 of $88.5 million is primarily attributable to additions to real estate investments and office equipment of approximately $172.9 million, an increase in assets held for syndication of $8.2 million and secured loans made to Sponsored REITs of approximately $4.2 million.  These uses were partially offset by net proceeds from the sale of a property of $96.8 million.

Financing Activities

Our cash provided by financing activities for the six months ended June 30, 2011 of $22.8 million is primarily attributable to net borrowings of $135 million, which was comprised of $345 million in borrowings on our New Revolver, and repayment of our Revolver balance from December 31, 2010 of $210 million.  This increase was partially offset by repayment of our Term Loan of $74.9 million and a $1 million payment to terminate a Swap related to the Term Loan, $5.4 million in financing costs associated with the New Revolver and distributions paid to stockholders of $30.9 million.

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

On February 22, 2011, we entered into a new unsecured revolving line of credit, which we refer to as the New Revolver, for advances up to $500 million with a group of banks.  On May 19, 2011, we increased availability under the New Revolver by $100 million to $600 million by fully exercising an accordion feature.  The New Revolver matures on February 22, 2014 with a one-year extension available at our election and payment of a fee.

Proceeds from the New Revolver were used to repay and terminate the Revolver and Term Loan on February 22, 2011.  Borrowings under the New Revolver bear interest at either the bank’s base rate plus 85 to 200 basis points depending upon a leverage ratio at the time of borrowing (the bank’s base rate plus 110 basis points, or 4.35% at June 30, 2011) or a rate equal to LIBOR plus 185 to 300 basis points depending upon a leverage ratio at the time of borrowing (LIBOR plus 210 basis points, or

2.29% at June 30, 2011).  The loan terms include a facility fee at an annual rate of 30 to 50 basis points depending upon a leverage ratio (40 basis points at June 30, 2011), which is applied to the total amount of the New Revolver. There were borrowings of $345,000,000 outstanding at a weighted average rate of 2.33% as of June 30, 2011.  The weighted average interest rate on amounts outstanding during the six months ended June 30, 2011 on the New Revolver and the Revolver was approximately 2.03%.  The actual amount of any applicable facility fee, LIBOR rate or base rate is determined based on our total leverage ratio as described in the table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Revolver/New Revolver” in our Annual Report on Form 10-K for the year ended December 31, 2010.

The New Revolver requires compliance with various financial covenants, including minimum tangible net worth, maximum leverage ratios, maximum secured leverage ratios, minimum fixed charge leverage ratios, maximum unencumbered leverage ratios, minimum unsecured debt service coverage, dividend and distribution requirements, investment requirements and maximum secured recourse indebtedness values.  We were in compliance with the New Revolver financial covenants as of June 30, 2011.

Borrowings under the Revolver bore interest at either the bank’s prime rate or a rate equal to LIBOR plus 100 basis points.  There were borrowings of $209,968,000 at a weighted average rate of 1.26% outstanding under the Revolver at December 31, 2010.  The weighted average interest rate on amounts outstanding during the six months ended June 30, 2010 was approximately 1.29%; and for the year ended December 31, 2010 was approximately 1.33%.

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

Equity Securities

On May 6, 2010, we entered into an on demand offering sales agreement that allows us to offer and sell up to an aggregate gross sales price of $75 million of our common stock from time to time, which we refer to as our ATM Sales Program.  Sales of shares of our common stock depend upon market conditions and other factors determined by us and are deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE Amex or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by us in writing.  We have no obligation to sell any shares of our common stock, and may at any time suspend solicitation and offers.  During the six months ended June 30, 2011, we did not sell any shares of our common stock under our ATM Sales Program.

As of June 30, 2011, we have an automatic shelf registration statement on Form S-3 on file with the SEC relating to the offer and sale, from time to time, of an indeterminate amount of our common stock.  From time to time, we expect to issue additional shares of our common stock under our automatic shelf registration statement or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of June 30, 2011, we were committed to fund up to $85.8 million to six Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $61.9 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long-term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Assets Held for Syndication

As of June 30, 2011, we had one asset held for syndication for a property in West Chester, Ohio and at December 31, 2010, we had one asset held for syndication for a property in Indianapolis, Indiana.

Related Party Transactions

In March 2011, we commenced the syndication of FSP Union Centre Corp., which was still in process as of June 30, 2011.  In November 2010, we commenced the syndication of FSP Monument Circle Corp., which was fully subscribed on March 1, 2011.  In November 2009, we commenced the syndication of FSP Centre Pointe V Corp., which was in process as of June 30, 2010 and became fully subscribed on July 9, 2010.  In May 2008, we commenced the syndication of FSP 385 Interlocken Development Corp., which was in process as of June 30, 2010 and became fully subscribed on July 9, 2010.

We intend to draw on the New Revolver in the future for a variety of corporate purposes, including the acquisition of properties that we acquire directly for our portfolio and for loans to Sponsored REITs, including the Acquisition Loans and the Sponsored REIT Loans described below.  Additional Information about our Acquisition Loans and our Sponsored REIT Loans outstanding as of June 30, 2011, including a summary table of the Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities – Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Loans to Sponsored REITs

Acquisition Loans

We typically make an acquisition loan to each Sponsored REIT which is secured by a mortgage on the borrower’s real estate.  These loans enable Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests.  We refer to these loans as Acquisition Loans.  We anticipate that each Acquisition Loan will be repaid at maturity or earlier from the proceeds of the Sponsored REIT’s equity offering.  Each Acquisition Loan has a term of two years and bears interest at approximately the same rate paid by FSP Corp. for borrowings under the New Revolver.  We had one Acquisition Loan outstanding for the syndication of FSP Union Centre Corp., as of June 30, 2011 and one Acquisition Loan outstanding for the syndication of FSP Monument Circle Corp., as of December 31, 2010.  Acquisition Loans are classified as assets held for syndication.

Sponsored REIT Loans

From time to time we may also make secured loans to Sponsored REITs to fund construction costs, capital expenditures and leasing costs or for other purposes.  We refer to these loans as Sponsored REIT Loans.  Since December 2007, we have provided Sponsored REIT Loans in the form of revolving lines of credit to five Sponsored REITs, or to wholly-owned subsidiaries of those Sponsored REITs, and a construction loan to one wholly-owned subsidiary of another Sponsored REIT.  We anticipate that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financing of the property securing the loan, cash flows from that underlying property or a capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years.  Advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon number of basis points and most advances also require a 50 basis point draw fee.  We received a $210,000 loan commitment fee at the time of the closing of the Sponsored REIT Loan that is structured as a construction loan.  As of June 30, 2011, we were committed to fund Sponsored REIT Loans up to $85.8 million to six Sponsored REITs, of which $61.9 million was drawn and outstanding.

Additional information about our Acquisition Loans and our Sponsored REIT Loans outstanding as of June 30, 2011, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities – Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the three and six months ended June 30, 2011 and 2010, the rental income exceeded the expenses for each individual property, with the exception of our properties located in Southfield, Michigan, Englewood, Colorado, Glen Allen, Virginia and Federal Way, Washington,

Our property located in Southfield, Michigan with approximately 215,000 square feet of rentable space was 39.2% and 56.4% leased at June 30, 2011 and 2010, respectively.  A significant tenant downsized to approximately 41,000 square feet on April 30, 2011.  Rental revenue did not cover ordinary operating expenses for the three and six months ended June 30, 2011 or 2010.  The property generated rental income of $276,000 and $354,000 for the three months ended June 30, 2011 and 2010, respectively, and had operating expenses of $481,000 and $449,000 for the three months ended June 30, 2011 and 2010, respectively.    The property generated rental income of $609,000 and $708,000 for the six months ended June 30, 2011 and 2010, respectively, and had operating expenses of $974,000 and $1,012,000 for the six months ended June 30, 2011 and 2010, respectively.

Our property located at Glen Allen, Virginia with approximately 310,000 square feet of rentable space was 63.7% and 31.3% leased at June 30, 2011 and 2010, respectively.  The significant increase in occupancy occurred in December 2010.  As a result, the property had rental income sufficient to cover ordinary operating expenses for the three and six months ended June 30, 2011.  The property also had rental revenue sufficient to cover ordinary operating expenses for the three months ended June 30, 2010.  The property generated rental income of $760,000 and had operating expenses of $769,000 for the six months ended June 30, 2010.

Our property located in Englewood, Colorado with approximately 198,000 square feet of rentable space was 54.3% and 30.6% leased at June 30, 2011 and 2010, respectively.  A single tenant lease, for 100% of the rentable space, expired on April 30, 2010, and since then we have signed leases with various tenants.  For the three months ended June 30, 2011, the property had rental income sufficient to cover operating expenses.  For the six months ended June 30, 2011, the property generated rental income of $768,000 and had ordinary operating expenses of $976,000.  The property had rental income sufficient to cover operating expenses for the three and six months ended June 30, 2010.

Our property located in Federal Way, Washington with approximately 117,000 square feet of rentable space was 42.0% and 28.3% leased at June 30, 2011 and 2010, respectively.  The property had rental revenue sufficient to cover operating expenses for the three and six months ended June 30, 2011.   Rental revenue did not cover ordinary operating expenses for the three and six months ended June 30, 2010.  The property generated rental income of $151,000 and $252,000 for the three and six months ended June 30, 2010, respectively, and had ordinary operating expenses of $155,000 and $296,000 for the three and six months ended June 30, 2010, respectively.

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

Item 4.        Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        (Removed and Reserved)

Item 5.        Other Information

In March 2011, the Company acquired a property in Durham, North Carolina and a property in Plano, Texas.  Selected Unaudited Combining Condensed Consolidated Pro Forma Financial Data of the Company that give effect to the acquisitions are attached as Exhibit 99.1.

Item 6.        Exhibits

The Exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: August 2, 2011	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: August 2, 2011	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

10.1(3)

Credit Agreement, dated February 22, 2011, by and among FSP Corp., certain of its wholly-owned subsidiaries, each lender from time to time party hereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

10.1(4)

First Amendment to Credit Agreement, dated May 19, 2011, by and among FSP Corp., certain of its wholly owned subsidiaries, each lender from time to time party hereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Selected Unaudited Combining Condensed Consolidated Pro Forma Financial Data for reflecting the acquisition of a property in Plano, Texas and a property in Durham, North Carolina

101**

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to FSP Corp.’s Form 8-A, filed on April 5, 2005 (File No. 001-32470).

(2)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on December 21, 2010 (File No. 001-32470).

(3)	Incorporated by reference to FSP Corp.’s Annual Report on Form 10-K, filed on February 23, 2011 (File No. 001-32470).

(4)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on May 20, 2011 (File No. 001-32470).

*	Filed herewith.

**

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.