Form 10-Q
period 2011-09-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2011-11-01
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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

The number of shares of common stock outstanding as of October 28, 2011 was 82,937,405.

Franklin Street Properties Corp.

Form 10-Q

Quarterly Report

September 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.            Financial Statements

Franklin Street Properties Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share and par value amounts)	2011	2010
Assets:
Real estate assets:
Land	$134,711	$121,720
Buildings and improvements	1,006,814	863,317
Fixtures and equipment	761	578
	1,142,286	985,615
Less accumulated depreciation	145,028	122,917
Real estate assets, net	997,258	862,698
Acquired real estate leases, less accumulated amortization of $26,668 and $19,294, respectively	91,585	40,578
Investment in non-consolidated REITs	88,225	89,327
Assets held for syndication, net	4,720	2,976
Assets held for sale	-	74,947
Cash and cash equivalents	44,047	68,213
Restricted cash	477	420
Tenant rent receivables, less allowance for doubtful accounts of $1,235 and $1,600, respectively	1,418	1,922
Straight-line rent receivable, less allowance for doubtful accounts of $135 and $700, respectively	26,067	18,752
Prepaid expenses	2,553	1,654
Related party mortgage loan receivable	61,916	57,684
Other assets	4,757	685
Office computers and furniture, net of accumulated depreciation of $629 and $493, respectively	462	503
Deferred leasing commissions, net of accumulated amortization of $8,619 and $7,175, respectively	22,299	18,376
Total assets	$1,345,784	$1,238,735
Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$375,000	$209,968
Term loan payable	-	74,850
Accounts payable and accrued expenses	28,258	22,435
Accrued compensation	1,383	1,803
Tenant security deposits	2,453	1,930
Other liabilities: derivative termination value	63	1,077
Acquired unfavorable real estate leases, less accumulated amortization of $3,391 and $2,744, respectively	6,627	5,114
Total liabilities	413,784	317,177
Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.0001 par value, 180,000,000 shares authorized, 82,937,405 and 81,437,405 shares issued and outstanding, respectively	8	8
Additional paid-in capital	1,042,876	1,025,491
Accumulated other comprehensive loss	(63)	(1,077)
Accumulated distributions in excess of accumulated earnings	(110,821)	(102,864)
Total stockholders’ equity	932,000	921,558
Total liabilities and stockholders’ equity	$1,345,784	$1,238,735
The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010

Revenue:
Rental	$33,672	$29,222	$98,377	$84,855
Related party revenue:
Syndication fees	533	20	4,023	682
Transaction fees	470	246	3,846	1,145
Management fees and interest income from loans	1,037	630	2,995	1,721
Other	7	20	20	35
Total revenue	35,719	30,138	109,261	88,438

Expenses:
Real estate operating expenses	9,328	8,714	26,823	23,998
Real estate taxes and insurance	5,020	4,636	15,007	13,646
Depreciation and amortization	12,389	9,655	35,239	26,600
Selling, general and administrative	2,414	2,074	7,178	6,804
Commissions	349	16	2,192	466
Interest	3,419	1,892	9,405	5,280

Total expenses	32,919	26,987	95,844	76,794

Income before interest income, equity in earnings of non-consolidated REITs and taxes	2,800	3,151	13,417	11,644
Interest income	8	4	28	21
Equity in earnings of non-consolidated REITs	573	404	2,707	1,037

Income before taxes on income	3,381	3,559	16,152	12,702
Taxes on income (benefit)	67	(37)	185	(101)

Income from continuing operations	3,314	3,596	15,967	12,803

Discontinued operations:
Income from discontinued operations	-	1,161	556	3,470
Gain on sale of property less applicable income tax	-	-	21,939	-
Total discontinued operations	-	1,161	22,495	3,470

Net income	$3,314	$4,757	$38,462	$16,273

Weighted average number of shares outstanding, basic and diluted	81,600	79,751	81,492	79,704

Earnings per share, basic and diluted, attributable to:
Continuing operations	$0.04	$0.05	$0.20	$0.16
Discontinued operations	-	0.01	0.27	0.04
Net income per share, basic and diluted	$0.04	$0.06	$0.47	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Other Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010

Net income	$3,314	$4,757	$38,462	$16,273

Other comprehensive income:
Unrealized gain on derivative financial instruments	-	260	94	341
Amortized gain on derivative financial instruments	385	-	921	-
Total other comprehensive income	385	260	1,015	341

Comprehensive income	$3,699	$5,017	$39,477	$16,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$38,462	$16,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	36,563	29,078
Amortization of above market lease	(119)	1,243
Gain on sale of real estate assets	(21,939)	-
Equity in earnings of non-consolidated REITs	(2,805)	(1,037)
Distributions from non-consolidated REITs	4,086	3,923
Increase (decrease) in bad debt reserve	(365)	920
Changes in operating assets and liabilities:	-
Restricted cash	(57)	279
Tenant rent receivables, net	869	(1,261)
Straight-line rents, net	(7,404)	(2,961)
Prepaid expenses and other assets, net	116	(126)
Accounts payable and accrued expenses	4,131	615
Accrued compensation	(420)	(82)
Tenant security deposits	523	114
Payment of deferred leasing commissions	(6,710)	(7,894)
Net cash provided by operating activities	44,931	39,084
Cash flows from investing activities:
Purchase of real estate assets, office computers and furniture	(155,320)	(33,096)
Acquired real estate leases	(58,955)	(15,563)
Investments in non-consolidated REITs	(10)	(2)
Investment in related party mortgage loan receivable	(4,232)	(17,221)
Changes in deposits on real estate assets	200	-
Investment in assets held for syndication, net	(2,427)	4,858
Proceeds received on sales of real estate assets	96,790	-
Net cash used in investing activities	(123,954)	(61,024)
Cash flows from financing activities:
Distributions to stockholders	(46,419)	(45,418)
Proceeds from offering	18,001	1,906
Equity offering costs	(536)	(358)
Borrowings under bank note payable	375,000	58,960
Repayment of bank note payable	(209,968)	-
Repayment of term loan payable	(74,850)	-
Deferred financing costs	(5,389)	-
Swap termination payment	(982)	-
Net cash provided by financing activities	54,857	15,090
Net decrease in cash and cash equivalents	(24,166)	(6,850)
Cash and cash equivalents, beginning of period	68,213	27,404
Cash and cash equivalents, end of period	$44,047	$20,554

Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$2,456	$2,548
Accrued costs for equity offerings	$170	$50

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Organization, Properties, Basis of Presentation, Financial Instruments and Recent Accounting Standards

Organization

Franklin Street Properties Corp. (“FSP Corp.” or the “Company”), holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC, FSP Holdings LLC and FSP Protective TRS Corp.  The Company also has a non-controlling common stock interest in 17 corporations organized to operate as real estate investment trusts (“REITs”) and a non-controlling preferred stock interest in three of those REITs.

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

The Company owns and operates a portfolio of real estate, which consisted of 35 properties as of September 30, 2011.  From time-to-time, the Company may acquire real estate or invest in real estate by purchasing shares of preferred stock offered in syndications of Sponsored REITs.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s investment in real estate assets, excluding assets held for syndication and assets held for sale:

	As of September 30,
	2011	2010
Commercial real estate:
Number of properties	35	33
Rentable square feet	6,929,891	6,417,299

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other period.

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

Recent Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income.  This standard eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity and instead requires the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This standard is intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity.  This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company has already adopted this update with no material changes to the disclosures in the condensed consolidated financial statements.

2.     Investment Banking/Investment Services Activity

During the nine months ended September 30, 2011, the Company sold on a best efforts basis, through private placements, preferred stock in the following Sponsored REITs:

Sponsored REIT	Property Location	Gross Proceeds (1)
		(in thousands)
FSP Monument Circle Corp.	Indianapolis, IN	$4,750
FSP Union Centre Corp.	West Chester, OH	52,800
	Total	$57,550

(1)   The syndication of FSP Monument Circle Corp. (“Monument Circle”) commenced in October 2010 and was fully subscribed on March 1, 2011.  The syndication of FSP Union Centre Corp. (“Union Centre”), which commenced in March 2011, was not complete at September 30, 2011.

3.     Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At September 30, 2011, the Company held an interest in 16 Sponsored REITs.  15 were fully syndicated and the Company no longer derives economic benefits or risks from the common stock interest that is retained in them.  One entity was not fully syndicated at September 30, 2011, which was Union Centre.  The Company holds a non-controlling preferred stock investment in three of these Sponsored REITs, FSP Phoenix Tower Corp. (“Phoenix Tower”), FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.             Related Party Transactions and Investments in Non-consolidated Entities (continued)

Equity in earnings of investment in non-consolidated REITs:

The following table includes equity in earnings of investments in non-consolidated REITs:

	Nine Months Ended
	September 30,
(in thousands)	2011	2010

Equity in earnings of Sponsored REITs	$1,020	$161
Equity in earnings (loss) of Phoenix Tower	(16)	(43)
Equity in earnings of East Wacker	1,739	720
Equity in earnings of Grand Boulevard	(36)	199
	$2,707	$1,037

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

The Company recorded distributions of $4,086,000 and $3,923,000 from non-consolidated REITs during the nine months ended September 30, 2011 and 2010, respectively.

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

The operating data below for 2011 includes operations of the 16 Sponsored REITs the Company held an interest in as of September 30, 2011.  The operating data for 2010 includes operations of the 14 Sponsored REITs the Company held an interest in as of September 30, 2010.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.             Related Party Transactions and Investments in Non-consolidated Entities (continued)

At September 30, 2011, December 31, 2010 and September 30, 2010, the Company had ownership interests in 16, 15 and 14 Sponsored REITs, respectively.  Summarized financial information for these Sponsored REITs is as follows:

	September 30,	December 31,
(in thousands)	2011	2010

Balance Sheet Data (unaudited):
Real estate, net	$758,425	$767,938
Other assets	137,818	105,218
Total liabilities	(292,460)	(256,612)
Shareholders’ equity	$603,783	$616,544

	For the Nine Months Ended
	September 30,
(in thousands)	2011	2010

Operating Data (unaudited):
Rental revenues	$83,754	$68,383
Other revenues	52	140
Operating and maintenance expenses	(41,132)	(38,206)
Selling, general and administrative	(787)	-
Depreciation and amortization	(24,988)	(20,464)
Interest expense	(12,754)	(6,847)
Net income	$4,145	$3,006

Syndication fees and Transaction fees:

The Company provides syndication and real estate acquisition advisory services for Sponsored REITs.  Syndication, development and transaction fees from non-consolidated entities amounted to approximately $7,869,000 and $1,827,000 for the nine months ended September 30, 2011 and 2010, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $715,000 and $599,000 for the nine months ended September 30, 2011 and 2010, respectively.

The Company typically makes an acquisition loan (“Acquisition Loan”) to each Sponsored REIT which is secured by a mortgage on the borrower’s real estate.  These loans enable Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests.  The Company anticipates that each Acquisition Loan will be repaid at maturity or earlier from the proceeds of the Sponsored REIT’s equity offering.  Each Acquisition Loan has a term of two years and bears interest at approximately the same rate paid by FSP Corp. for borrowings under the New Revolver (as defined in Note 5 below).  The Company had one Acquisition Loan outstanding for the syndication of Union Centre as of September 30, 2011 and one Acquisition Loan outstanding for the syndication of Monument Circle as of December 31, 2010.  Acquisition Loans are classified as assets held for syndication.

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

The following is a summary of the Sponsored REIT Loans outstanding as of September 30, 2011:

(dollars in 000’s)		Maximum	Amount			Interest
	Maturity	Amount	Drawn at	Interest	Draw	Rate at
Sponsored REIT	Date	of Loan	30-Sep-11	Rate (1)	Fee (2)	30-Sep-11

Revolving lines of credit
FSP Highland Place I Corp. (3)	31-Dec-12	$5,500	$1,125	L+4.4%	0.5%	4.62%
FSP Satellite Place Corp. (4)	31-Mar-13	5,500	5,500	L+4.4%	0.5%	4.62%
FSP 1441 Main Street Corp.(4) (a)	31-Mar-13	10,800	7,300	L+4.4%	0.5%	4.62%
FSP 505 Waterford Corp. (4)	30-Nov-12	7,000	1,150	L+4.4%	0.5%	4.62%
FSP Phoenix Tower Corp. (4) (b)	30-Nov-12	15,000	9,300	L+4.4%	0.5%	4.62%

Construction loan
FSP 385 Interlocken
Development Corp. (4) (c) (d)	30-Apr-13	42,000	37,541	L+4.4%	n/a	4.62%

		$85,800	$61,916

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

The Company recognized interest income and fees from the Acquisition Loan and Sponsored REIT Loans of approximately $2,280,000 and $1,122,000 for the nine months ended September 30, 2011 and 2010, respectively.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.     Significant Acquisitions

During the nine months ended September 30, 2011, the Company acquired four properties with an aggregate of approximately 871,000 rentable square feet at an aggregate purchase price of approximately $203 million excluding closing costs and adjustments.  One property is located in Illinois, one is located in North Carolina and two are located in Texas.

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

The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

Value of Assets Acquired
(in thousands)

Real estate assets	$143,890
Value of acquired real estate leases	61,396
Acquired unfavorable leases	(2,441)

Total	$202,845

Pro forma operating results for the Company and the acquisitions are shown in the following table.  The results assume that the properties were acquired on January 1, 2010.  The results are not necessarily indicative of what the Company’s actual results of operations would have been for the period indicated, nor do they purport to represent the results of operations of any future period.

	For the Three Months Ended		For the Nine Months Ended
(unaudited)	September 30,		September 30,
(in thousands except per share amounts)	2011	2010	2011	2010

Revenue	$37,367	$35,764	$117,588	$105,229
Income from continuing operations	$3,304	$3,388	$15,914	$12,136
Net income	$3,401	$4,549	$38,409	$15,606

Weighted average shares outstanding	81,600	79,751	81,492	79,704

Income from continuing operations per share	$0.04	$0.04	$0.20	$0.15

Net income per share	$0.04	$0.06	$0.47	$0.20

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

Proceeds from the New Revolver were used to repay and terminate the Revolver and the Term Loan on February 22, 2011.  Borrowings under the New Revolver bear interest at either the bank’s base rate plus 85 to 200 basis points depending upon a leverage ratio at the time of borrowing (the bank’s base rate plus 95 basis points, or 4.20% at September 30, 2011) or a rate equal to LIBOR plus 185 to 300 basis points depending upon a leverage ratio at the time of borrowing (LIBOR plus 195 basis points, or 2.19% at September 30, 2011).  The loan terms include a facility fee at an annual rate of 30 to 50 basis points depending upon a leverage ratio (35 basis points at September 30, 2011), which is applied to the total amount of the New Revolver.  There were borrowings of $375,000,000 outstanding at a weighted average interest rate of 2.19% as of September 30, 2011.  The weighted average interest rate on amounts outstanding during the nine months ended September 30, 2011 on the New Revolver and the Revolver was approximately 1.95%.

The New Revolver requires compliance with various financial covenants, including minimum tangible net worth, maximum leverage ratios, maximum secured leverage ratios, minimum fixed charge leverage ratios, maximum unencumbered leverage ratios, minimum unsecured debt service coverage, dividend and distribution requirements, investment requirements and maximum secured recourse indebtedness values.  The Company was in compliance with the New Revolver financial covenants as of September 30, 2011.

Borrowings under the Revolver bore interest at either the bank’s prime rate or a rate equal to LIBOR plus 100 basis points.  There were borrowings of $209,968,000 at a weighted average interest rate of 1.26% outstanding under the Revolver at December 31, 2010.  The weighted average interest rate on amounts outstanding during the nine months ended September 30, 2010 was approximately 1.29%; and for the year ended December 31, 2010 was approximately 1.33%.

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

The interest rate swap represented a cash flow hedge and was recorded at fair value and classified as a liability.  Changes in the recorded fair value of the interest rate swap were recorded to other comprehensive income. On February 22, 2011, the interest rate swap agreement applicable to the Term Loan with a value of approximately $75 million was terminated and a payment was made of approximately $982,000.  The payment to terminate the interest rate swap liability will be amortized into interest expense through October 15, 2011.  As of September 30, 2011, the unamortized balance was approximately $63,000.

The interest amortization for the Company’s terminated interest rate swap reclassified from Accumulated Other Comprehensive Income into interest expense during the three and nine months ended September 30, 2011 was as follows:

	Three Months	Nine Months
	Ended	Ended
(in thousands)	September 30,	September 30,
Income Statement Location	2011	2011

Interest expense	$385	$921

The effective portion of the loss on outstanding derivative recognized in Other Comprehensive Income for the three and nine months ended September 30, 2011 was as follows:

	Three Months	Nine Months
	Ended	Ended
(in thousands)	September 30,	September 30,
Income Statement Location	2011	2011

Interest rate swap	$385	$921

7.     Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at September 30, 2011 and 2010.

8.     Stockholders’ Equity

As of September 30, 2011, the Company had 82,937,405 shares of common stock outstanding.

On May 6, 2010, the Company entered into an on demand offering sales agreement whereby the Company may offer and sell up to an aggregate gross sales price of $75 million of its common stock from time to time (the “ATM Sales Program”).  Sales of shares of the Company’s common stock depend upon market conditions and other factors determined by the Company and may be deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE Amex or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by the Company in writing.  The Company has no obligation to sell any shares of its common stock, and may at any time suspend solicitation and offers.  During the three months ended September 30, 2011, the Company sold 1,500,000 shares of its common stock under the ATM Sales Program at an average price of $12.00 per share, for which approximately $360,000 was payable to the placement/sales agent and $256,000 was incurred for offering related expenses, raising net proceeds of approximately $17.4 million.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

(Unaudited)

8.     Stockholders’ Equity (continued)

The Company declared and paid dividends as follows (in thousands, except per share amounts):

Quarter Paid	Dividends Per Share	Total Dividends

First quarter of 2011	$0.19	$15,473
Second quarter of 2011	$0.19	$15,473
Third quarter of 2011	$0.19	$15,473

First quarter of 2010	$0.19	$15,139
Second quarter of 2010	$0.19	$15,140
Third quarter of 2010	$0.19	$15,139

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

The Company evaluates the performance of its reportable segments based on Funds From Operations (“FFO”), because management believes that FFO represents the most accurate measure of the reportable segment’s activity and is the basis for distributions paid to equity holders.  The Company defines FFO as net income (determined in accordance with GAAP), excluding gains (or losses) from sales of property and acquisition costs of newly acquired properties that are not capitalized, plus depreciation and amortization, including amortization of acquired above and below market lease intangibles, and after adjustments to exclude non-cash income (or losses) from non-consolidated or Sponsored REITs, plus distributions received from non-consolidated or Sponsored REITs.

FFO should not be considered as an alternative to net income (determined in accordance with GAAP), nor as an indicator of the Company’s financial performance, nor as an alternative to cash flows from operating activities (determined in accordance with GAAP), nor as a measure of the Company’s liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company’s needs.  Other real estate companies and the National Association of Real Estate Investment Trusts, or NAREIT, may define this term in a different manner.  We believe that in order to facilitate a clear understanding of the results of the Company, FFO should be examined in connection with net income and cash flows from operating, investing and financing activities in the consolidated financial statements.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.     Business Segments (continued)

The calculation of FFO by business segment for the three and nine months ended September 30, 2011 are shown in the following table:

(in thousands)	Real Estate Operations	Investment Banking/ Investment Services	Total
Three Months Ended March 31, 2011
Net income (loss)	$24,607	$160	$24,767
Gain on sale of property	(19,593)	-	(19,593)
Equity in income of non-consolidated REITs	(1,772)	-	(1,772)
Distributions from non-consolidated REITs	1,767	-	1,767
Acquisition costs	269	-	269
Depreciation and amortization	10,774	38	10,812

Funds From Operations	$16,052	$198	$16,250

Three Months Ended June 30, 2011
Net income (loss)	$7,107	$3,274	$10,381
Gain on sale of property	(2,346)	-	(2,346)
Equity in income of non-consolidated REITs	(1,166)	-	(1,166)
Distributions from non-consolidated REITs	1,215	-	1,215
Acquisition costs	9	-	9
Depreciation and amortization	12,010	37	12,047

Funds From Operations	$16,829	$3,311	$20,140

Three Months Ended September 30, 2011
Net income (loss)	$3,453	$(139)	$3,314
Equity in income of non-consolidated REITs	(573)	-	(573)
Distributions from non-consolidated REITs	1,104	-	1,104
Acquisition costs	185	-	185
Depreciation and amortization	12,294	38	12,332

Funds From Operations	$16,463	$(101)	$16,362

Nine Months Ended September 30, 2011
Net income (loss)	$35,167	$3,295	$38,462
Gain on sale of properties	(21,939)	-	(21,939)
Equity in income of non-consolidated REITs	(3,511)	-	(3,511)
Distributions from non-consolidated REITs	4,086	-	4,086
Acquisition costs	463	-	463
Depreciation and amortization	35,078	113	35,191

Funds From Operations	$49,344	$3,408	$52,752

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

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.     Business Segments (continued)

The following table is a summary of other financial information by business segment:

(in thousands)	Real Estate Operations	Investment Banking/ Investment Services	Total
Three Months Ended September 30, 2011:
Revenue	$34,716	$1,003	$35,719
Interest income	3	5	8
Interest expense	3,419	-	3,419
Capital expenditures	5,752	95	5,847

Nine Months Ended September 30, 2011
Revenue	$101,392	$7,869	$109,261
Interest income	19	9	28
Interest expense	9,405	-	9,405
Capital expenditures	12,798	95	12,893

Investments in non-consolidated REITs	$88,225	$-	$88,225
Identifiable assets as of September 30, 2011	1,336,269	9,515	1,345,784

Three Months Ended September 30, 2010:
Revenue	$29,872	$266	$30,138
Interest income	4	-	4
Interest expense	1,892	-	1,892
Capital expenditures	4,219	87	4,306

Nine Months Ended September 30, 2010
Revenue	$86,611	$1,827	$88,438
Interest income	20	1	21
Interest expense	5,280	-	5,280
Capital expenditures	7,275	149	7,424

Investments in non-consolidated REITs	$89,995	$-	$89,995
Identifiable assets as of September 30, 2010	1,184,582	4,615	1,189,197

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

Accrued interest and penalties will be recorded as income tax expense if the Company records a liability in the future.  The Company and one or more of its subsidiaries files income tax returns in the U.S federal jurisdiction and various state jurisdictions.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2008 and thereafter.

The income tax expense (benefit) reflected in the condensed consolidated statements of income relates to the TRSs and Texas Franchise tax. The expense (benefit) differs from the amounts computed by applying the federal statutory rate to income before taxes as follows:

	For the
	Nine Months Ended
	September 30,
(in thousands)	2011	2010

Federal income tax expense (benefit) at statutory rate	$20	$(526)
Increase (decrease) in taxes resulting from:
State income tax (benefit), net of federal impact	-	(96)
Valuation allowance on tax benefit	(17)	360
Revised Texas franchise tax	182	161
Income tax expense (benefit)	$185	$(101)

Taxes on income are a current tax expense.  No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.  For the nine months ended September 30, 2011 a release of $17,000 of the valuation allowance on the federal tax benefit was used to offset the 2011 tax expense of FSP Investments LLC.  A valuation allowance of approximately $360,000 was recorded to reduce the tax benefit resulting from the 2010 loss attributable to FSP Investments LLC as future use of the tax benefit at the federal and state level may be uncertain.

In May 2006, the State of Texas enacted a business tax (the “Revised Texas Franchise Tax”) that replaced its existing franchise tax.

The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure it is considered an income tax. The Company recorded a provision for income taxes on its condensed consolidated statement of income of $182,000 and $161,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30,		September 30,
	2011	2010	2011	2010
Rental revenue	$-	$2,147	$689	$6,573
Rental operating expenses	-	(23)	(5)	(70)
Real estate taxes and insurance	-	(204)	(56)	(757)
Depreciation and amortization	-	(759)	(72)	(2,276)
Net income from discontinued operations	$-	$1,161	$556	$3,470

12.       Subsequent Events

On October 6, 2011, the Company made an approximately $11.3 million loan to FSP 1410 East Renner Road Corp., to fund its acquisition of an office property in Richardson, Texas.

On October 14, 2011, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on November 18, 2011 to stockholders of record on October 28, 2011.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including historically high levels of unemployment, the failure and near failure of a number of financial institutions and increased credit risk premiums for a number of market participants.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow growth and/or recessionary concerns, changes in currency exchange rates, geopolitical events, the regulatory environment and the availability of debt and interest rate fluctuations.  The current state of the U.S. economy has affected our business, resulting in a decline in occupancy in our real estate portfolio in 2009 and 2010, and may affect real estate values, occupancy levels, property income and the propensity and the ability of investors to invest in our Sponsored REITs in the future.  At this time, we cannot predict the extent or duration of any negative impact that the current state of the U.S. economy will have on our business.

Real Estate Operations

Leasing

Our real estate portfolio was approximately 88.1% leased as of September 30, 2011 and approximately 82.0% leased as of September 30, 2010.  As of September 30, 2011, leases for approximately 1.8% of the square footage in our portfolio were scheduled to expire during the remainder of 2011, and leases for approximately 4.7% were scheduled to expire during 2012.  We believe that many of the rental/leasing markets where our properties are located remained stable during the third quarter and showed moderate improvement in occupancy and rental-rate levels.  We also believe that the nation’s stalling employment growth and financial and regulatory uncertainty appear to be factors in slowing decisions on potential future office space needs.  However, we continue to make leasing progress in our portfolio and continue to have as our objective to move overall occupancy levels in the portfolio back to the ninety-plus percentage range by early 2012.

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

Real Estate Acquisitions and Investments

During the nine months ended September 30, 2011, we acquired four properties directly into our portfolio with an aggregate of approximately 871,000 rentable square feet at an aggregate purchase price of approximately $201 million, excluding closing costs and adjustments.  One property is located in North Carolina, one is located in Illinois and two are located in Texas.  Additional real estate investments are a major objective of FSP and we anticipate additional activity this year.

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

Investment Banking/Investment Services

Unlike our real estate operations business, which provides a rental revenue stream which is ongoing and recurring in nature, our investment banking/investment services business is transactional in nature.  Equity raised for Sponsored REIT syndications was $57.6 million during the nine months ended September 30, 2011 compared to $10.7 million for the nine months ended September 30, 2010. For the year ended December 31, 2010, syndication proceeds decreased 11% to $36.0 million compared to $40.4 million in 2009.

In October 2010, one of our Sponsored REITs, FSP Monument Circle Corp., purchased an office and retail property in Indianapolis, Indiana.  Permanent equity capitalization of the property was structured as a private placement offering of preferred stock totaling $30 million, which was fully subscribed on March 1, 2011.  In January 2011, one of our Sponsored REITs, FSP Union Centre Corp., purchased an office property in West Chester, Ohio.  Permanent equity capitalization of the property was structured as a private placement offering of preferred stock totaling $62 million, $52.8 million of which had been closed in as of September 30, 2011.  This private placement offering is ongoing as of the beginning of the fourth quarter of 2011.

Capital raising efforts in our investment banking business slowed significantly in the third quarter of 2011 and we believe that capital raising efforts over any specific period of time will likely remain unpredictable.  A significant slowdown in our investment banking business actually began in the third quarter of 2007 and, at this point, it remains unclear when or if a sustainable higher volume of equity investment in Sponsored REITs will return.  Business in this area, while always uncertain, has been affected by the uncertainty surrounding the future performance of commercial property markets, the amount of available mortgage financing for adequate capitalization of those markets and an increasing desire by our traditional target market clientele for liquidity in their investments which our Sponsored REITs do not offer.  We believe that our traditional investor’s confidence and interest in commercial real estate is changeable and very dependent on broader capital market/stock market activity.  In addition, the timing of property acquisitions that could be attractive for syndication is also unpredictable.  We also continue to rely solely on our in-house investment executives to access interested investors who have capital they can afford to place in an illiquid position for an indefinite period of time (i.e., invest in a Sponsored REIT).  We continue to evaluate whether our in-house sales force is capable, either through our existing client base or through new clients, of raising sufficient investment capital in Sponsored REITs to achieve future performance objectives.

The following table shows results for the three months ended September 30, 2011 and 2010:

(in thousands)
	Three months ended September 30,
Revenue:	2011	2010	Change
Rental	$33,672	$29,222	$4,450
Related party revenue:
Syndication fees	533	20	513
Transaction fees	470	246	224
Management fees and interest income from loans	1,037	630	407
Other	7	20	(13)
Total revenue	35,719	30,138	5,581

Expenses:
Real estate operating expenses	9,328	8,714	614
Real estate taxes and insurance	5,020	4,636	384
Depreciation and amortization	12,389	9,655	2,734
Selling, general and administrative	2,414	2,074	340
Commissions	349	16	333
Interest	3,419	1,892	1,527
Total expenses	32,919	26,987	5,932

Income before interest income, equity in earnings in non-consolidated REITs and taxes	2,800	3,151	(351)
Interest income	8	4	4
Equity in earnings of non-consolidated REITs	573	404	169

Income before taxes	3,381	3,559	(178)
Income tax expense (benefit)	67	(37)	104

Income from continuing operations	3,314	3,596	(282)

Discontinued operations:
Income from discontinued operations	-	1,161	(1,161)
Gain on sale of property less applicable income tax	-	-	-
Total discontinued operations	-	1,161	(1,161)

Net income	$3,314	$4,757	$(1,443)

Comparison of the three months ended September 30, 2011 to the three months ended September 30, 2010:

Revenues

Total revenues increased by $5.6 million to $35.8 million for the quarter ended September 30, 2011, as compared to the quarter ended September 30, 2010.  The increase was primarily a result of:

o                 An increase in rental revenue of approximately $4.5 million arising primarily from the acquisition of three properties in March 2011 and a property in June 2010, that were included in the results for the three months ended September 30, 2011, and leasing, which raised occupancy to 88.1% at September 30, 2011 compared to 82.0% at September 30, 2010.

o                 A $0.7 million increase in syndication fees and transaction fees, which was principally a result of an increase in gross syndication proceeds for the quarter ended September 30, 2011 compared to the same period in 2010.

o                 A $0.4 million increase in interest income from loans to Sponsored REITs, which was principally a result of a larger loan receivable balance and a higher interest rate charged during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, from which interest income is derived.

Expenses

Total expenses increased by $5.9 million to $32.9 million for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010.  The increase was primarily a result of:

o                 An increase in real estate operating expenses and real estate taxes and insurance of approximately $1.0 million, and depreciation of $2.7 million, which were primarily from the acquisition of three properties in March 2011 and another property in June 2010.

o                 An increase to interest expense of approximately $1.5 million to $3.4 million during the three months ended September 30, 2011 compared to $1.9 million for the same period in 2010.  The increase was attributable to a higher amount of debt outstanding and an increase in the interest rate associated with our New Revolver, which closed on February 22, 2011 compared to the Revolver and Term Loan that were used during the three months ended September 30, 2010.

o                 An increase in commissions of $0.3 million, which was principally a result of an increase in gross syndication proceeds for the quarter ended September 30, 2011 compared to the same period in 2010.

o                 An increase in general and administrative expenses of $0.3 million, which was primarily the result of approximately a $0.2 million increase in acquisition costs, which related to the acquisition of a property during the three months ended September 30, 2011, and a $0.1 million increase in compensation related expenses.  We had 44 and 42 employees as of September 30, 2011 and 2010, respectively, at our headquarters in Wakefield, Massachusetts.

Equity in earnings of non-consolidated REITs

Equity in earnings from non-consolidated REITs increased approximately $0.2 million to $0.6 million during the three months ended September 30, 2011 compared to the same period in 2010.  The increase was primarily due to an increase of $0.2 million in equity in income from our investment in FSP 303 East Wacker Drive Corp., which we refer to as East Wacker, during the third quarter of 2011 compared to the third quarter of 2010.

Taxes on income

Taxes on income increased by $0.1 million to $0.1 million compared to the three months ended September 30, 2010.  We placed a valuation allowance on future tax benefits from losses in 2010 as we had carried back losses in prior years and a portion of that valuation allowance reduced income tax expense for the third quarter of 2011.   Tax losses arose primarily from reduced activity in the investment banking and investment services business.  Included in income taxes for both periods is the Revised Texas Franchise Tax, which is derived from an income based measure and so it is considered an income tax.

Income from continuing operations

Income from continuing operations for the three months ended September 30, 2011 was $3.3 million compared to $3.6 million for the three months ended September 30, 2010, for the reasons described above.

Discontinued operations and gain on sale of property

During 2010, we reached an agreement to sell an office property, located in Falls Church, Virginia, which was sold on January 21, 2011 at a gain.  On June 24, 2011, we sold an industrial property in Savage, Maryland at a gain.  Accordingly, these properties have been reflected as discontinued operations in the financial statements for all periods presented.  Income from discontinued operations of the property was approximately $1.2 million for the three months ended September 30, 2010.

Net income

Net income for the three months ended September 30, 2011 was $3.3 million compared to $4.8 million for the three months ended September 30, 2010, for the reasons described above.

The following table shows results for the nine months ended September 30, 2011 and 2010:

(in thousands)
	Nine months ended September 30,
Revenue:	2011	2010	Change
Rental	$98,377	$84,855	$13,522
Related party revenue:
Syndication fees	4,023	682	3,341
Transaction fees	3,846	1,145	2,701
Management fees and interest income from loans	2,995	1,721	1,274
Other	20	35	(15)
Total revenue	109,261	88,438	20,823

Expenses:
Real estate operating expenses	26,823	23,998	2,825
Real estate taxes and insurance	15,007	13,646	1,361
Depreciation and amortization	35,239	26,600	8,639
Selling, general and administrative	7,178	6,804	374
Commissions	2,192	466	1,726
Interest	9,405	5,280	4,125
Total expenses	95,844	76,794	19,050

Income before interest income, equity in earnings (losses) in non-consolidated REITs and taxes	13,417	11,644	1,773
Interest income	28	21	7
Equity in earnings in non-consolidated REITs	2,707	1,037	1,670

Income before taxes	16,152	12,702	3,450
Income tax expense (benefit)	185	(101)	286

Income from continuing operations	15,967	12,803	3,164

Discontinued operations:
Income from discontinued operations	556	3,470	(2,914)
Gain on sale of property less applicable income tax	21,939	-	21,939
Total discontinued operations	22,495	3,470	19,025

Net income	$38,462	$16,273	$22,189

Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010:

Revenues

Total revenues increased by $20.8 million to $109.3 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.  The increase was primarily a result of:

o       An increase in rental revenue of approximately $13.5 million arising primarily from the acquisition of three properties in March 2011 and a property in June 2010, that were included in the results for the nine months ended September 30, 2011, and leasing, which raised occupancy to 88.1% at September 30, 2011 compared to 82.0% at September 30, 2010.

o       A $6.0 million increase in syndication fees and transaction fees, which was principally a result of an increase in gross syndication proceeds for the nine months ended September 30, 2011 compared to the same period in 2010.

o       A $0.2 million increase in management fee income from Sponsored REITs we manage during the nine months ended September 30, 2011 compared to the same period on 2010.

o       A $1.1 million increase in interest income from loans to Sponsored REITs, which was principally a result of a larger loan receivable balance and a higher interest rate charged during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, from which interest income is derived.

Expenses

Total expenses increased by $19.0 million to $95.8 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  The increase was primarily a result of:

o                 An increase in real estate operating expenses and real estate taxes and insurance of approximately $4.2 million, and depreciation of $8.6 million, which were primarily from the acquisition of three properties in March 2011 and another property in June 2010.

o                 An increase to interest expense of approximately $4.1 million to $9.4 million during the nine months ended September 30, 2011 compared to $5.3 million for the same period in 2010.  The increase was attributable to a higher amount of debt outstanding and an increase in interest rate associated with our New Revolver, which closed on February 22, 2011 compared to the Revolver and Term Loan that were used during the nine months ended September 30, 2010.

o                 An increase in general and administrative expenses of approximately $0.4 million during the nine months ended September 30, 2011 compared to the same period in 2010, which was primarily the result of a $0.3 million increase in acquisition costs and a $0.1 million increase in compensation related expenses.  We had 44 and 42 employees as of September 30, 2011 and 2010, respectively, at our headquarters in Wakefield, Massachusetts.

o                 An increase in commissions of $1.7 million, which was principally a result of an increase in gross syndication proceeds for the nine months ended September 30, 2011 compared to the same period in 2010.

Equity in earnings of non-consolidated REITs

Equity in earnings from non-consolidated REITs increased approximately $1.7 million to $2.7 million during the nine months ended September 30, 2011 compared to the same period in 2010.  The increase was primarily due to an increase of $1.0 million in equity in income from our investment in East Wacker, an increase of $0.9 million from syndications in process during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  These increases were partially offset by a decrease in equity in income from our investment in Grand Boulevard.

Taxes on income

Taxes on income increased by $0.3 million to $0.2 million compared to the nine months ended September 30, 2010.  We placed a valuation allowance on future tax benefits from losses in 2010 as we had carried back losses in prior years and a portion of that valuation allowance reduced income tax expense for the third quarter of 2011.   Tax losses arose primarily from reduced activity in the investment banking and investment services business.  Included in income taxes for both periods is the Revised Texas Franchise Tax, which is derived from an income based measure so it is considered an income tax.

Income from continuing operations

Income from continuing operations for the nine months ended September 30, 2011 was $16.0 million compared to $12.8 million for the nine months ended September 30, 2010, for the reasons described above.

Discontinued operations and gain on sale of property

During 2010, we reached an agreement to sell an office property, located in Falls Church, Virginia, which was sold on January 21, 2011 at a gain.  On June 24, 2011, we sold an industrial property in Savage, Maryland at a gain.  Accordingly, these properties have been reflected as discontinued operations in the financial statements for all periods presented.  Income from discontinued operations of the property was approximately $0.6 million and $3.4 million for the nine months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011, we reported a $21.9 million in gains on the sale of these properties.

Net income

Net income for the nine months ended September 30, 2011 was $38.5 million compared to $16.3 million for the nine months ended September 30, 2010, for the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $44.0 million and $68.2 million at September 30, 2011 and December 31, 2010, respectively. This decrease of $24.2 million is attributable to $44.9 million provided by operating activities less $124.0 million used in investing activities, plus $54.9 million provided by financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations, cash anticipated to be generated by the sale of preferred stock in future Sponsored REITs and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and from fees and commissions from the sale of shares in newly formed Sponsored REITs.  We believe that we have adequate funds to cover unusual expenses and capital improvements in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties and the level of interest on the part of investors in purchasing shares of Sponsored REITs.

Operating Activities

The cash provided by our operating activities of $44.9 million is primarily attributable to net income of $38.5 million, less the gain on sale of properties of $21.9 million, plus the add-back of $25.8 million of non-cash activities, $4.1 million of distributions from non-consolidated REITs, a $3.7 million increase in accounts payable and accrued liabilities, a $0.8 million decrease in tenant receivables, a $0.5 million decrease in tenant security deposits and a $0.1 million decrease in prepaid expenses.   These increases were partially offset by $6.7 million in payments of leasing commissions.

Investing Activities

Our cash used for investing activities for the nine months ended September 30, 2011 of $124.0 million is primarily attributable to additions to real estate investments and office equipment of approximately $214.2 million, an increase in assets held for syndication of $2.4 million and secured loans made to Sponsored REITs of approximately $4.2 million.  These uses were partially offset by net proceeds from the sale of properties of $96.8 million.

Financing Activities

Our cash provided by financing activities for the nine months ended September 30, 2011 of $54.9 million is primarily attributable to net borrowings of $165 million, which was comprised of $375 million in borrowings on our New Revolver, and repayment of our Revolver balance from December 31, 2010 of $210 million and from net proceeds from our ATM Sales Program of approximately $17.5 million.  These increases were partially offset by repayment of our Term Loan of $74.9 million and a $1 million payment to terminate a Swap related to the Term Loan, $5.4 million in financing costs associated with the New Revolver and distributions paid to stockholders of $46.4 million.

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

Proceeds from the New Revolver were used to repay and terminate the Revolver and Term Loan on February 22, 2011.  Borrowings under the New Revolver bear interest at either the bank’s base rate plus 85 to 200 basis points depending upon a leverage ratio at the time of borrowing (the bank’s base rate plus 95 basis points, or 4.20% at September 30, 2011) or a rate equal to

LIBOR plus 185 to 300 basis points depending upon a leverage ratio at the time of borrowing (LIBOR plus 195 basis points, or 2.19% at September 30, 2011).  The loan terms include a facility fee at an annual rate of 30 to 50 basis points depending upon a leverage ratio (35 basis points at September 30, 2011), which is applied to the total amount of the New Revolver. There were borrowings of $375,000,000 outstanding at a weighted average interest rate of 2.19% as of September 30, 2011.  The weighted average interest rate on amounts outstanding during the nine months ended September 30, 2011 on the New Revolver and the Revolver was approximately 1.95%.  The actual amount of any applicable facility fee, LIBOR rate or base rate is determined based on our total leverage ratio as described in the table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Revolver/New Revolver” in our Annual Report on Form 10-K for the year ended December 31, 2010.

The New Revolver requires compliance with various financial covenants, including minimum tangible net worth, maximum leverage ratios, maximum secured leverage ratios, minimum fixed charge leverage ratios, maximum unencumbered leverage ratios, minimum unsecured debt service coverage, dividend and distribution requirements, investment requirements and maximum secured recourse indebtedness values.  We were in compliance with the New Revolver financial covenants as of September 30, 2011.

Borrowings under the Revolver bore interest at either the bank’s prime rate or a rate equal to LIBOR plus 100 basis points.  There were borrowings of $209,968,000 at a weighted average interest rate of 1.26% outstanding under the Revolver at December 31, 2010.  The weighted average interest rate on amounts outstanding during the nine months ended September 30, 2010 was approximately 1.29%; and for the year ended December 31, 2010 was approximately 1.33%.

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

Equity Securities

On May 6, 2010, we entered into an on demand offering sales agreement that allows us to offer and sell up to an aggregate gross sales price of $75 million of our common stock from time to time, which we refer to as our ATM Sales Program.  Sales of shares of our common stock depend upon market conditions and other factors determined by us and are deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE Amex or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by us in writing.  We have no obligation to sell any shares of our common stock, and may at any time suspend solicitation and offers.  During the three months ended September 30, 2011, we sold 1,500,000 shares of our common stock under our ATM Sales Program at an average price of $12.00 per share, for which approximately $360,000 was payable to the placement/sales agent and $256,000 was incurred for offering related expenses, raising net proceeds of approximately $17.4 million.

As of September 30, 2011, we have an automatic shelf registration statement on Form S-3 on file with the SEC relating to the offer and sale, from time to time, of an indeterminate amount of our common stock.  From time to time, we expect to issue additional shares of our common stock under our automatic shelf registration statement or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of September 30, 2011, we were committed to fund up to $85.8 million to six Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $61.9 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long-term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Assets Held for Syndication

As of September 30, 2011, we had one asset held for syndication for a property in West Chester, Ohio and at December 31, 2010, we had one asset held for syndication for a property in Indianapolis, Indiana.

Related Party Transactions

In March 2011, we commenced the syndication of FSP Union Centre Corp., which was still in process as of September 30, 2011.  In November 2010, we commenced the syndication of FSP Monument Circle Corp., which was fully subscribed on March 1, 2011.  In November 2009, we commenced the syndication of FSP Centre Pointe V Corp., which was fully subscribed on July 9, 2010.  In May 2008, we commenced the syndication of FSP 385 Interlocken Development Corp., which was fully subscribed on July 9, 2010.

We intend to draw on the New Revolver in the future for a variety of corporate purposes, including the acquisition of properties that we acquire directly for our portfolio and for loans to Sponsored REITs, including the Acquisition Loans and the Sponsored REIT Loans described below.  Additional Information about our Acquisition Loans and our Sponsored REIT Loans outstanding as of September 30, 2011, including a summary table of the Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities – Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Loans to Sponsored REITs

Acquisition Loans

We typically make an acquisition loan to each Sponsored REIT which is secured by a mortgage on the borrower’s real estate.  These loans enable Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests.  We refer to these loans as Acquisition Loans.  We anticipate that each Acquisition Loan will be repaid at maturity or earlier from the proceeds of the Sponsored REIT’s equity offering.  Each Acquisition Loan has a term of two years and bears interest at approximately the same rate paid by FSP Corp. for borrowings under the New Revolver.  We had one Acquisition Loan outstanding for the syndication of FSP Union Centre Corp., as of September 30, 2011 and one Acquisition Loan outstanding for the syndication of FSP Monument Circle Corp., as of December 31, 2010.  Acquisition Loans are classified as assets held for syndication.

Sponsored REIT Loans

From time to time we may also make secured loans to Sponsored REITs to fund construction costs, capital expenditures and leasing costs or for other purposes.  We refer to these loans as Sponsored REIT Loans.  Since December 2007, we have provided Sponsored REIT Loans in the form of revolving lines of credit to five Sponsored REITs, or to wholly-owned subsidiaries of those Sponsored REITs, and a construction loan to one wholly-owned subsidiary of another Sponsored REIT.  We anticipate that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financing of the property securing the loan, cash flows from that underlying property or a capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years.  Advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon number of basis points and most advances also require a 50 basis point draw fee.  We received a $210,000 loan commitment fee at the time of the closing of the Sponsored REIT Loan that is structured as a construction loan.  As of September 30, 2011, we were committed to fund Sponsored REIT Loans up to $85.8 million to six Sponsored REITs, of which $61.9 million was drawn and outstanding.

Additional information about our Acquisition Loans and our Sponsored REIT Loans outstanding as of September 30, 2011, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities – Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the three and nine months ended September 30, 2011 and 2010, the rental income exceeded the expenses for each individual property, with the exception of our properties located in Southfield, Michigan, Englewood, Colorado and Federal Way, Washington.

Our property located in Southfield, Michigan with approximately 215,000 square feet of rentable space was 39.2% and 58.6% leased at September 30, 2011 and 2010, respectively.  A significant tenant downsized to approximately 41,000 square feet on April 30, 2011.  Rental revenue did not cover ordinary operating expenses for the three and nine months ended September 30, 2011 or 2010.  The property generated rental income of $273,000 and $882,000 for the three and nine months ended September 30, 2011, respectively; and had operating expenses of $508,000 and $1,482,000 for the three and nine months ended September 30, 2011, respectively.    The property generated rental income of $288,000 and $996,000 for the three and nine months ended September 30, 2010, respectively; and had operating expenses of $352,000 and $1,364,000 for the three and nine months ended September 30, 2010, respectively.

Our property located in Englewood, Colorado with approximately 198,000 square feet of rentable space was 54.3% and 26.6% leased at September 30, 2011 and 2010, respectively.  A single tenant lease, for 100% of the rentable space, expired on April 30, 2010, and since then we have signed leases with various tenants.  Rental revenue did not cover ordinary operating expenses for the three and nine months ended September 30, 2011.  The property generated rental income of $520,000 and $1,287,000 for the three and nine months ended September 30, 2011, respectively; and had operating expenses of $603,000 and 1,578,000 for the three and nine months ended September 30, 2011, respectively.  For the three months ended September 30, 2010, the property generated rental income of $155,000 and had operating expenses of $564,000.  For the nine month period ended September 30, 2010 the property had rental income sufficient to cover operating expenses.

Our property located in Federal Way, Washington with approximately 117,000 square feet of rentable space was 42.0% and 28.3% leased at September 30, 2011 and 2010, respectively.  The property had rental revenue sufficient to cover operating expenses for the three and nine months ended September 30, 2011.   Rental revenue did not cover ordinary operating expenses for the three and nine months ended September 30, 2010.  The property generated rental income of $153,000 and $405,000 for the three and nine months ended September 30, 2010, respectively, and had ordinary operating expenses of $167,000 and $463,000 for the three and nine months ended September 30, 2010, respectively.

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

Item 4.        Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: November 1 , 2011	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: November 1 , 2011	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Selected Unaudited Combining Condensed Consolidated Pro Forma Financial Data for reflecting the acquisition of a property in Plano, Texas and a property in Durham, North Carolina

101**

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Condensed Consolidated Financial Statements.

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