Form 10-K
period 2011-12-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2012-02-21
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price as reported on NYSE Amex, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011, was approximately $918,106,020.

There were 82,937,405 shares of common stock of the registrant outstanding as of February 17, 2012.

Documents incorporated by reference: The registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s Annual Meeting of Stockholders to be held on May 18, 2012 (the “Proxy Statement”).  The information required in response to Items 10 — 14 of Part III of this Form 10-K, other than that contained in Part I under the caption, “Directors and Executive Officers of FSP Corp.,” is hereby incorporated by reference to the Proxy Statement.

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

Our Business

We are a REIT focused on commercial real estate investments primarily in suburban office markets and currently operate in only one segment: real estate operations.  The principal revenue sources for our real estate operations include rental income from real estate leasing, interest income from secured loans made on office properties and fee income from asset/property management.

Previously we also operated in an investment banking segment, which was discontinued in December 2011.  Our investment banking segment generated brokerage commissions, loan origination fees, development services and other fees related to the organization of single-purpose entities that own real estate and the private placement of equity in those entities.  We refer to these entities which are organized as corporations and operated in a manner intended to qualify as REITs, as Sponsored REITs.  On December 15, 2011, we announced that our broker/dealer subsidiary, FSP Investments LLC, would no longer sponsor the syndication of shares of preferred stock in newly-formed Sponsored REITs.

From time-to-time we may acquire real estate or invest in real estate by making secured loans on real estate or by acquiring our Sponsored REITs, although we have no legal or any other enforceable obligation to acquire or to offer to acquire any Sponsored REIT.  We may also pursue on a selective basis the sale of our properties to take advantage of the value creation and demand for our properties, or for geographic or property specific reasons.

Real Estate

We own and operate a portfolio of real estate consisting of 36 office properties as of December 31, 2011. We derive rental revenue from income paid to us by tenants of these properties.  See Item 2 of this Annual Report on Form 10-K for more information about our properties.  From time-to-time we dispose of properties generating gains or losses in an ongoing effort to improve and upgrade our portfolio.  We also held preferred stock investments in three Sponsored REITs as of December 31, 2011, from which we record our share of income or loss under the equity method of accounting, and from which we receive dividends.

We provide asset management, property management, property accounting, and/or development services to our portfolio and certain of our Sponsored REITs through our subsidiary FSP Property Management LLC.  FSP Corp. recognizes revenue from its receipt of fee income from Sponsored REITs that have not been consolidated or acquired by us.  FSP Property Management LLC does not receive any rental income.

From time-to-time we may make secured loans to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  We anticipate that these loans will be repaid at their maturity or earlier from long-term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  We refer to these loans as

Sponsored REIT Loans.  We have seven Sponsored REIT Loans secured by real estate outstanding as of December 31, 2011, from which we derive interest income.

Prior to discontinuing our investment banking segment in December 2011, we typically made an acquisition loan to each Sponsored REIT to fund the purchase of its underlying property, which was secured by a mortgage on the borrower’s real estate.  These loans typically were repaid out of the proceeds of the borrower’s equity offering.  We refer to these loans as Acquisition Loans.  As of December 31, 2011, there were no Acquisiiton Loans outstanding.

Investment Objectives

Our investment objectives are to create shareholder value by increasing revenue from rental, dividend and interest income and net gains from sales of properties and increase the cash available for distribution in the form of dividends to our stockholders.  We expect that we will continue to derive real estate revenue from Sponsored REIT Loans and fees from asset management and property management.  We may also acquire additional real properties by direct purchase or by acquisition of Sponsored REITs, though we have no obligation to acquire or offer to acquire any Sponsored REIT in the future.

From time to time, as market conditions warrant, we may sell properties owned by us.  We sold one industrial property located in Savage, Maryland on June 24, 2011, and one office property located in Falls Church, Virginia on January 21, 2011, each at a gain.  We did not sell any properties in 2010 or 2009.  However, we did recognize a gain of approximately $424,000 on a small piece of land at that same Falls Church, Virginia property sold in 2011 as a result of a land taking by the Commonwealth of Virginia in 2009.  When we sell a property, we either distribute some or all of the sale proceeds to our stockholders as a distribution or retain some or all of such proceeds for investment in real properties or other corporate activities.

We may acquire, and have acquired, real properties in any geographic area of the United States and of any property type.  We own 36 properties that are located in 14 different states.  See Item 2 of this Annual Report on Form 10-K for more information about our properties.

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

•                  we aggressively manage, maintain and upgrade our properties and refuse to neglect or undercapitalize management, maintenance and capital improvement programs; and

•                  we believe that we have the ability to hold properties through down cycles because we generally do not have significant leverage on the Company, which could place the properties at risk of foreclosure.  As of February 17, 2012, none of our 36 properties was subject to mortgage debt.

Competition

With respect to our real estate investments, we face competition in each of the markets where our properties are located.  In order to establish, maintain or increase the rental revenues for a property, it must be competitive on location, cost and amenities with other buildings of similar use.  Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services.  On the other hand, some of our competitors may be smaller or have less fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level.  In markets where there is not currently significant existing property competition, our competitors may decide to enter the market and build new buildings to compete with our existing projects or those in a development stage.  Our competition is not only with other developers, but also with property users who choose to own their building or a portion of the building in the form of an office condominium.  Competitive conditions are affected by larger market forces beyond our control, such as general economic conditions, that may increase competition among landlords for quality tenants, and individual decisions by tenants that are beyond our control.

Employees

We had 32 employees as of December 31, 2011 and 34 employees as of February 17, 2012.

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

Directors and Executive Officers of FSP Corp.

The following table sets forth the names, ages and positions of all our directors and executive officers as of February 17, 2012.

Name	Age	Position
George J. Carter (5)	63	President, Chief Executive Officer and Director
Barbara J. Fournier (4)	56	Executive Vice President, Chief Operating Officer,
		Treasurer, Secretary and Director
Janet Prier Notopoulos (3)	64	Executive Vice President and Director
John N. Burke (1) (2) (4) (6)	50	Director
Dennis J. McGillicuddy (1) (2) (3)	70	Director
Georgia Murray (1) (2) (5) (7)	61	Director
Barry Silverstein (1) (2) (4)	78	Director
Jeffery B. Carter	40	Executive Vice President and Chief Investment Officer
Scott H. Carter	40	Executive Vice President, General Counsel
		and Assistant Secretary
John G. Demeritt	51	Executive Vice President and Chief Financial Officer

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Class I Director

(4) Class II Director

(5) Class III Director

(6) Chair of the Audit Committee

(7) Chair of the Compensation Committee

George J. Carter, age 63, is President, Chief Executive Officer and has been a Director of FSP Corp. since 2002.  Mr. Carter is responsible for all aspects of the business of FSP Corp. and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments.  Prior to the conversion, he was President of the general partner of the FSP Partnership (the “General Partner”) and was responsible for all aspects of the business of the FSP Partnership and its affiliates.  From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”).  Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts.  From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts.  Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.).  Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

Barbara J. Fournier, age 56, is Executive Vice President, Chief Operating Officer, Treasurer, Secretary and has been a Director of FSP Corp. since 2002.  Ms. Fournier has as her primary responsibility, together with Mr. Carter, the management of all operating business affairs of FSP Corp. and its affiliates.  Ms. Fournier was the Principal Financial Officer until March 2005.  Prior to the conversion, Ms. Fournier was the Vice President, Chief Operating Officer, Treasurer and Secretary of the General Partner.  From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial.  Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group.  From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities; including Office Manager, Securities Operations and Partnership Administration.  Ms. Fournier attended Northeastern University and the New York Institute of Finance.  Ms. Fournier is a member of the

NYSE Amex Listed Company Council.  Ms. Fournier participates in corporate governance-related continuing education sessions offered by the NYSE affiliate, Corporate Board Member.  Ms. Fournier is a FINRA General Securities Principal (Series 24).  She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license, a FINRA Series 99, Operations Professional license and a FINRA Series 79, Investment Banker Registration license.

Janet Prier Notopoulos, age 64, is an Executive Vice President of FSP Corp. and has been a Director of FSP Corp. and President of FSP Property Management since 2002.  Ms. Notopoulos has as her primary responsibility the oversight of the management of the real estate assets of FSP Corp. and its affiliates.  Prior to the conversion, Ms. Notopoulos was a Vice President of the General Partner.  Prior to joining the FSP Partnership in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients.  From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company.  Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar.  Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

John N.Burke, age 50, has been a Director of the Company and Chair of the Audit Committee since June 2004.  Mr. Burke is a certified public accountant with approximately 25 years of experience in the practice of public accounting working with both private and publicly traded companies with extensive experience serving clients in the real estate industry.  Such experience includes analysis and evaluation of financial reporting, accounting systems, internal controls and audit matters.  Mr. Burke has been involved as an advisor on several public offerings, private equity and debt financings and merger and acquisition transactions.  Mr. Burke’s consulting experience includes a wide range of business planning services.  Prior to starting his own firm in 2003, Mr. Burke was a Partner in the Boston office of BDO USA, LLP.  Mr. Burke is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of CPAs.  Mr. Burke earned an M.S. in Taxation and studied undergraduate accounting and finance at Bentley College.

Dennis J. McGillicuddy, age 70, has been a Director of the Company since May 2002.  Mr. McGillicuddy graduated from the University of Florida with a B.A. degree and from the University of Florida Law School with a J.D. degree.  In 1968, Mr. McGillicuddy joined Barry Silverstein in founding Coaxial Communications, a cable television company.  In 1998 and 1999, Coaxial sold its cable systems.  Mr. McGillicuddy has served on the boards of various charitable organizations. He is currently president of the Board of Trustees of Florida Studio Theater, a professional non-profit theater organization, and he serves as a Co-Chair, together with his wife, of Embracing Our Differences, an annual month-long art exhibit that promotes the values of diversity and inclusion.  Mr. McGillicuddy also is a member of the Advisory Board to the Center For Mindfulness In Medicine, Health Care & Society, University of Massachusetts Medical School.

Georgia Murray, age 61, has been a Director of the Company since April 2005 and Chair of the Compensation Committee since October 2006.  Ms. Murray is retired from Lend Lease Real Estate Investments, Inc., where she served as a Principal from November 1999 until May 2000.  From 1973 through October 1999, Ms. Murray worked at The Boston Financial Group, Inc., serving as Senior Vice President and a Director at times during her tenure.  Boston Financial was an affiliate of the Boston Financial Group, Inc.  She is a past Trustee of the Urban Land Institute and a past President of the Multifamily Housing Institute.  Ms. Murray previously served on the Board of Directors of Capital Crossing Bank.  She also serves on the boards of numerous non-profit entities.  Ms. Murray is a graduate of Newton College.

Barry Silverstein, age 78, has been a Director of the Company since May 2002.  Mr. Silverstein took his law degree from Yale University in 1957 and subsequently held positions as attorney/officer/director of various privately-held manufacturing companies in Chicago, Illinois.  In 1964, he moved to Florida to manage his own portfolio and to teach at the University of Florida Law School.  In 1968, Mr. Silverstein became the principal founder and shareholder in Coaxial Communications, a cable television company.  In 1998 and 1999, Coaxial sold its cable systems.  Since January 2001, Mr. Silverstein has been a private investor.

Jeffrey B. Carter, age 40, is Executive Vice President and Chief Investment Officer of FSP Corp.  Mr. Carter was appointed to that position in February 2012.  Previously, Mr. Carter served as Senior Vice President and Director of Acquisitions of FSP Corp. from 2005 to 2012 and as Vice President - Acquisitions from 2003 to 2005.  Mr. Carter is primarily responsible for developing and implementing the Company’s investment strategy, including coordination of acquisitions and dispositions.  Prior to joining FSP Corp., Mr. Carter worked in Trust

Administration for Northern Trust Bank in Miami, Florida.  Mr. Carter is a graduate of Arizona State University (B.A.) and The George Washington University (M.A.).  Mr. Carter holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.  Mr. Carter’s father, George J. Carter, serves as President, Chief Executive Officer and a Director of FSP Corp. and Mr. Carter’s brother, Scott H. Carter, serves as Executive Vice President, General Counsel and Assistant Secretary of FSP Corp.

Scott H. Carter, age 40, is Executive Vice President, General Counsel and Assistant Secretary of FSP Corp.  Mr. Carter has been General Counsel since February 2008.  Mr. Carter joined FSP Corp. in October 2005 as Senior Vice President, In-house Counsel and was appointed to the position of Assistant Secretary in May 2006.  Mr. Carter has as his primary responsibility the management of all of the legal affairs of FSP Corp. and its affiliates.  Prior to joining FSP Corp. in October 2005, Mr. Carter was associated with the law firm of Nixon Peabody LLP, which he originally joined in 1999.  At Nixon Peabody LLP, Mr. Carter concentrated his practice on the areas of real estate syndication, acquisitions and finance.  Mr. Carter received a Bachelor of Business Administration (B.B.A.) degree in Finance and Marketing and a Juris Doctor (J.D.) degree from the University of Miami.  Mr. Carter is admitted to practice law in the Commonwealth of Massachusetts.  Mr. Carter’s father, George J. Carter, serves as President, Chief Executive Officer and a Director of FSP Corp. and Mr. Carter’s brother, Jeffery B. Carter, serves as Executive Vice President and Chief Investment Officer of FSP Corp.

John G. Demeritt, age 51, is Executive Vice President and Chief Financial Officer of FSP Corp. and has been Chief Financial Officer since March 2005.  Mr. Demeritt previously served as Senior Vice President, Finance and Principal Accounting Officer since September 2004.  Prior to September 2004, Mr. Demeritt was a Manager with Caturano & Company, an independent accounting firm (which later merged with McGladrey) where he focused on Sarbanes Oxley compliance.  Previously, from March 2002 to March 2004 he provided consulting services to public and private companies where he focused on SEC filings, evaluation of business processes and acquisition integration.  During 2001 and 2002 he was Vice President of Financial Planning & Analysis at Cabot Industrial Trust, a publicly traded real estate investment trust, which was acquired by CalWest in December 2001.  From October 1995 to December 2000 he was Controller and Officer of The Meditrust Companies, a publicly traded real estate investment trust (formerly known as the The La Quinta Companies, which was then acquired by the Blackstone Group), where he was involved with a number of merger and financing transactions.  Prior to that, from 1986 to 1995 he had financial and accounting responsibilities at three other public companies, and was previously associated with Laventhol & Horwath, an independent accounting firm from 1983 to 1986.  Mr. Demeritt is a Certified Public Accountant and holds a Bachelor of Science degree from Babson College.

Each of the above executive officers has been a full-time employee of FSP Corp. for the past five fiscal years.

George J. Carter, Barbara J. Fournier, Janet Notopoulos and Jeffery B. Carter is each also a director of each of the following public reporting companies, each of which is a Sponsored REIT: FSP Galleria North Corp.; FSP Phoenix Tower Corp; FSP 50 South Tenth Street Corp.; and FSP 303 East Wacker Drive Corp. Each of these directors holds office in these companies from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director’s earlier death, resignation or removal.

Item 1A          Risk Factors

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time-to-time.

Economic conditions in the United States could have a material adverse impact on our earnings and financial condition.

Because economic conditions in the United States may affect real estate values, occupancy levels and property income, current and future economic conditions in the United States could have a material adverse impact on our earnings and financial condition.  The economy in the United States is continuing to experience a period of limited economic growth, including high levels of unemployment, the failure and near failure of a number of financial institutions and increased credit risk premiums for a number of market participants.  These conditions may continue or worsen in the future.  Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow growth and/or recessionary concerns, changes in currency exchange rates, geopolitical events, the regulatory environment and the availability of debt and interest rate fluctuations.  At this time we cannot predict the extent or duration of any negative impact that the current state of the U.S. economy will have on our earnings and financial condition.

If a Sponsored REIT defaults on a Sponsored REIT Loan, we may be required to keep a balance outstanding on our unsecured revolving line of credit or use our cash balance to repay our unsecured revolving line of credit which may reduce cash available for distribution to our stockholders or for other corporate purposes.

From time-to-time, we may draw on our $600 million unsecured revolving line of credit, which we refer to as the New Revolver, to make secured loans to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  We refer to these loans as Sponsored REIT Loans.  We anticipate that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financing of the property securing the loan, cash flows from that underlying property or some other capital event.  If a Sponsored REIT defaults on a Sponsored REIT Loan, the Sponsored REIT could be unable to fully repay the Sponsored REIT Loan and we would have to satisfy our obligation under the New Revolver through other means.  If we are required to use cash for this purpose, we would have less cash available for distribution to our stockholders or for other corporate purposes.

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

We may use the New Revolver to purchase properties directly for our real estate portfolio, to make Sponsored REIT Loans or for other corporate purposes.  If we breach covenants in our New Revolver credit agreement, the lenders can declare a default.  A default under our New Revolver credit agreement could result in difficulty financing growth in our business and could also result in a reduction in the cash available for distribution to our stockholders or for other corporate purposes.  A default under our New Revolver credit agreement could materially and adversely affect our financial condition and results of operations.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets.

As of December 31, 2011, we had approximately $449 million of indebtedness under the New Revolver that bears interest at variable rates, and we may incur more of such indebtedness in the future.  In the future, if interest rates increase, then so will the interest costs on our variable rate debt, which could adversely affect our cash flow, our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders.  In addition, rising interest rates could limit our ability to both incur new debt and to refinance existing debt when it matures.  From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors.  While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges.  In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

If we are not able to collect sufficient rents from each of our owned real properties, investments in Sponsored REITs or interest on Sponsored REIT Loans we fund, we may suffer significant operating losses or a reduction in cash available for future dividends.

A substantial portion of our revenue is generated by the rental income of our real properties and investments in Sponsored REITs.  If our properties do not provide us with a steady rental income or we do not collect interest income from Sponsored REIT Loans we fund, our revenues will decrease, which may cause us to incur operating losses in the future and reduce the cash available for distribution to our stockholders.

We may not be able to find properties that meet our criteria for purchase.

Growth in our portfolio of real estate is dependent on the ability of our acquisition executives to find properties for sale and/or development which meet the applicable investment criteria.  To the extent they fail to find such properties, we would be unable to increase the size of our portfolio of real estate, which would reduce the cash available for distribution to our stockholders.

We are dependent on key personnel.

We depend on the efforts of George J. Carter, our President and Chief Executive Officer and a Director; Barbara J. Fournier, our Chief Operating Officer, Treasurer, Secretary, an Executive Vice President and a Director; John G. Demeritt, our Chief Financial Officer and an Executive Vice President; Jeffery B. Carter, our Chief Investment Officer and an Executive Vice President; Janet Prier Notopoulos, an Executive Vice President and a Director; and Scott H. Carter, our General Counsel, Assistant Secretary and an Executive Vice President.  If any of our executive officers were to resign, our operations could be adversely affected.  We do not have employment agreements with any of our executive officers.

Our level of dividends may fluctuate.

Because our real estate occupancy levels and rental rates can fluctuate, there is no predictable recurring level of revenue from such activities.  As a result of this, the amount of cash available for distribution may fluctuate, which may result in our not being able to maintain or grow dividend levels in the future.

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

As of February 17, 2012, we owned 36 properties.  Some or all of these properties may decline in value.  To the extent our real properties decline in value, our stockholders could lose some or all of the value of their investments.  The value of our common stock may be adversely affected if the real properties held by us decline in value since these real properties represent the majority of the tangible assets held by us.  Moreover, if we are forced to sell or lease the real property held by us below its initial purchase price or its carrying costs, respectively, or if we are forced to lease real property at below market rates because of the condition of the property, our results of operations would be adversely affected and such negative results of operations may result in lower dividends being paid to holders of our common stock.

New acquisitions may fail to perform as expected.

We may acquire new properties by direct FSP Corp. purchase, by acquisition of Sponsored REITs or by acquisition of other entities.  We may purchase these properties with cash, by drawing on the New Revolver, by assuming existing indebtedness, by entering into new indebtedness, by issuing shares of our stock or by other means.  During the year ended December 31, 2010, we acquired a property.  During the year ended December 31, 2011, we acquired one property in North Carolina, one property in Illinois and three properties in Texas.  Newly acquired properties may fail to perform as expected, in which case, our results of operations could be adversely affected.

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

When leases expire, we may incur expenses and may not be able to re-lease the space on the same terms.  While we cannot predict when existing vacancy will be leased or if existing tenants with expiring leases will renew their leases or what the terms and conditions of the lease renewals will be, we expect to renew or sign new leases at current market rates for locations in which the buildings are located, which in some cases may be below the expiring rates.  Certain leases provide tenants the right to terminate early if they pay a fee.  If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce distributions to our stockholders.  This risk is currently heightened because the economy in the United States is continuing to experience a period of limited economic growth, including high levels of unemployment, the failure and near failure of a number of financial institutions and increased credit risk premiums for a number of market participants.  These conditions may continue or worsen in the future.  Typical lease terms range from five to ten years, so up to approximately 20% of our rental revenue from commercial properties could be expected to expire each year.

We face risks from geographic concentration.

The properties in our portfolio as of December 31, 2011, by aggregate square footage, are distributed geographically as follows: South — 37.3%, West — 15.4%, Midwest — 26.9%, East — 20.4%.  However, within certain of those regions, we hold a larger concentration of our properties in Dallas, Texas — 20.8%, Greater Denver, Colorado — 9.6%, Northern Virginia — 5.5% and Houston, Texas — 8.0%.  We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions.

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

Staggered Board.  Our board of directors is divided into three classes.  The terms of these classes will expire in 2012, 2013 and 2014, respectively.  Directors of each class are elected for a three-year term upon the expiration of the initial term of each class.  The staggered terms for directors may affect our stockholders’ ability to effect a change in control even if a change in control were in the stockholders’ best interests.

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

Item 1B.     Unresolved Staff Comments.

None.

Item 2.                     Properties

Set forth below is information regarding our properties as of December 31, 2011:

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/11	of Tenants	Major Tenants (2)

Office

1515 Mockingbird Lane	8/1/97	109,550	81%	61	Primary PhysicianCare
Charlotte, NC 28209

678-686 Hillview Drive	3/9/99	36,288	100%	1	Headway Technologies, Inc.
Milpitas, CA 95035

600 Forest Point Circle	7/8/99	62,212	100%	1	American National Red Cross
Charlotte, NC 28273

18000 W. Nine Mile Rd.	9/30/99	214,697	39%	8	International Business Machines
Southfield, MI 48075					Corp.

4820 & 4920 Centennial Blvd.	9/28/00	110,405	85%	3	Comcast of ColoradoX, LLC
Colorado Springs, CO 80919					Walter Kidde Portable Equipment, Inc.
					METSO Minerals Industries, Inc.

14151 Park Meadow Drive	3/15/01	138,537	100%	5	American Systems Corporation
Chantilly, VA 20151					Omniplex World Services
					Booz Allen Hamilton, Inc.

1370 & 1390 Timberlake	5/24/01	232,766	98%	5	RGA Reinsurance Company
Manor Parkway,					AMDOCS, Inc.
Chesterfield, MO 63017

501 & 505 South 336th Street	9/14/01	117,010	47%	10	SunGard Availability Services, LP
Federal Way, WA 98003

50 Northwest Point Rd.	12/5/01	176,848	100%	1	Citicorp Credit Services, Inc.
Elk Grove Village, IL 60005

1350 Timberlake Manor	3/4/02	116,197	86%	5	RGA Reinsurance Company
Parkway					AB Mauri Food Inc. d/b/a Fleischmanns
Chesterfield, MO 63017					Yeast

16285 Park Ten Place	6/27/02	155,715	81%	11	Modec International, Inc.
Houston, TX 77084					PB Americas, Inc.
					BAE Systems Land & Armaments, LP

2730-2760 Junction Avenue	8/27/02	145,951	100%	3	County of Santa Clara
408-410 East Plumeria					Spidercloud Wireless, Inc.
San Jose, CA 95134					AltiGen Communications, Inc.

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/11	of Tenants	Major Tenants (2)
15601 Dallas Parkway	9/30/02	293,787	96%	7	Behringer Harvard Holdings, LLC
Addison, TX 75001					Noble Royalties, Inc.
					Federal National Mortgage Association

1500 & 1600 Greenville Ave.	3/3/03	298,766	88%	5	VCE Company, LLC
Richardson, TX 75080					ARGO Data Resource Corp.
					Id Software, LLC

6550 & 6560 Greenwood Plaza	2/24/05	197,527	49%	6	DIRECTV, Inc.
Englewood, CO 80111

3815-3925 River Crossing Pkwy	7/6/05	205,059	94%	15	Somerset CPAs, P.C.
Indianapolis, IN 46240					The College Network, Inc.
					Crow Horwath, LLP

5055 & 5057 Keller Springs Rd.	2/24/06	218,934	78%	29	See Footnote 3
Addison, TX 75001

2740 North Dallas Parkway	12/15/00	116,622	83%	5	Masergy Communications, Inc.
Plano, TX 75093					Special Insurance Services, Inc.
					NelsonArchitectural Engineers, Inc.
					WR Starky Mortgage, LLP

5505 Blue Lagoon Drive	11/6/03	212,619	100%	1	Burger King Corporation
Miami, FL 33126

5600, 5620 & 5640 Cox Road	7/16/03	298,456	98%	9	SunTrust Bank
Glen Allen, VA 23060					General Electric Company
					ChemTreat, Inc.

1293 Eldridge Parkway	1/16/04	248,399	100%	1	CITGO Petroleum Corporation
Houston, TX 77077

380 Interlocken Crescent	8/15/03	240,184	85%	12	VMWare, Inc.
Broomfield, CO 80021					MWH Americas, Inc
					Cooley LLP
					Sierra Financial Services, Inc.

3625 Cumberland Boulevard	6/27/06	387,267	89%	28	Corporate Holdings, LLC
Atlanta, GA 30339					Century Business Services, Inc.
					Bennett Thrasher PC

390 Interlocken Crescent	12/21/06	241,516	93%	11	Vail Holdings, Inc.
Broomfield, CO 80021					Leopard Communications, Inc.
					MSI, LLC

120 East Baltimore St.	6/13/07	325,445	56%	18	SunTrust Bank
Baltimore, MD 21202					State Retirement and Pension Systems
					of Maryland

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/11	of Tenants	Major Tenants (2)
16290 Katy Freeway	9/28/05	156,746	100%	5	Murphy Exploration and Production
Houston, TX 77094					Company

2291 Ball Drive	12/11/08	127,778	100%	1	Monsanto Company
St Louis, MO 63146

45925 Horseshoe Drive	12/26/08	135,888	100%	1	Giesecke & Devrient America, Inc.
Sterling, VA 20166

4807 Stonecroft Blvd.	6/26/09	111,469	100%	1	Northrop Grumman Systems Corp.
Chantilly, VA 20151

14800 Charlson Road	6/30/09	153,028	100%	1	C.H. Robinson Worldwide, Inc.
Eden Praire, MN 55347

121 South Eighth Street and	6/29/10	472,616	94%	45	TCF National Bank
801 Marquette Ave. S.
Minneapolis, MN 55402

4820 Emperor Boulevard	3/4/11	259,531	100%	1	Quintiles Transnational Corp.
Durham, NC 27703

5100 & 5160 Tennyson Pkwy	3/10/11	202,600	100%	1	Denbury Onshore LLC
Plano, TX 75024

7500 Dallas Parkway	3/24/11	214,110	100%	6	ADS Alliance Data Systems, Inc.
Plano, TX 75024					Americorp., Inc. d/b/a Altair Global
					Relocation

909 Davis Street	9/30/11	195,245	95%	5	Houghton Mifflin Harcourt
Evanston, IL 60201					Publishing Company
					Northshore University Healthsystem

1410 East Renner Road	10/6/11	122,300	100%	1	AT&T Services, Inc.
Richardson, TX 75082

Total Office		7,052,068	89%

(1) Date of purchase or merged entity date of purchase.

(2) Major tenants that occupy 10% or more of the space in an individual property.

(3) No tenant occupies more than 10% of the space.

All of the properties listed above are owned, directly or indirectly, by us.  None of our properties are subject to any mortgage loans.  We have no material undeveloped or unimproved properties, or proposed programs for material renovation, improvement or development of any of our properties.  We believe that our properties are adequately covered by insurance as of December 31, 2011.

The following table provides certain information about our owned commercial properties as of December 31, 2011:

						Percentage	Annualized	Average
			Year Built			Leased as of	Rent as of	Annualized
			or	Net Rentable	Leased	December 31,	December 31,	Rent per Leased
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2011 (a)	2011 (b)	Square Feet (c)

Park Seneca	Charlotte	NC	1969	109,550	88,262	80.6%	$1,360,747	$15.42
Forest Park	Charlotte	NC	1999	62,212	62,212	100.0%	768,213	12.35
Meadow Point	Chantilly	VA	1999	138,537	138,537	100.0%	3,522,057	25.42
Innsbrook	Glen Allen	VA	1999	298,456	293,410	98.3%	547,029	1.86
East Baltimore	Baltimore	MD	1989	325,445	181,298	55.7%	4,645,204	25.62
Loudoun Tech Center	Dulles	VA	1999	135,888	135,888	100.0%	1,788,430	13.16
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	4,035,422	36.20
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	8,190,181	31.56
East total				1,441,088	1,270,607	88.2%	24,857,283	19.56
Southfield Centre	Southfield	MI	1977	214,697	84,205	39.2%	848,349	10.07
Northwest Point	Elk Grove Village	IL	1999	176,848	176,848	100.0%	3,511,335	19.86
909 Davis Street	Evanston	IL	2002	195,245	185,125	94.8%	7,004,667	37.84
River Crossing	Indianapolis	IN	1998	205,059	191,769	93.5%	3,478,521	18.14
Timberlake	Chesterfield	MO	1999	232,766	227,292	97.7%	4,378,988	19.27
Timberlake East	Chesterfield	MO	2000	116,197	99,801	85.9%	2,438,149	24.43
Lakeside Crossing	Sl. Louis	MO	2008	127,778	127,778	100.0%	3,153,561	24.68
Eden Bluff	Eden Praire	MN	2006	153,028	153,028	100.0%	3,984,757	26.04
121 South 8th Street	Minneapolis	MN	1974	472,616	442,228	93.6%	6,700,367	15.15
Midwest total				1,894,234	1,688,074	89.1%	35,498,694	21.03

The following table is continued from the previous page and provides certain information about our owned commercial properties as of December 31, 2011:

						Percentage	Annualized	Average
			Year Built			Leased as of	Rent as of	Annualized
			or	Net Rentable	Leased	December 31,	December 31,	Rent per Leased
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2011 (a)	2011 (b)	Square Feet (c)

Blue Lagoon Drive	Miami	FL	2002	212,619	212,619	100.0%	$4,440,795	20.89
One Overton Place	Atlanta	GA	2002	387,267	345,733	89.3%	6,492,646	18.78
Willow Bend Office Center	Plano	TX	1999	116,622	96,912	83.1%	1,160,781	11.98
Park Ten	Houston	TX	1999	155,715	126,391	81.2%	2,649,747	20.96
Addison Circle	Addison	TX	1999	293,787	281,503	95.8%	6,851,358	24.34
Collins Crossing	Richardson	TX	1999	298,766	264,010	88.4%	5,896,461	22.33
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	7,150,326	28.79
Park Ten Phase II	Houston	TX	2006	156,746	156,746	100.0%	4,199,249	26.79
Liberty Plaza	Addison	TX	1985	218,934	170,549	77.9%	2,721,512	15.96
Legacy Tennyson Center	Plano	TX	1999/2008	202,600	202,600	100.0%	3,440,040	16.98
One Legacy Circle	Plano	TX	2008	214,110	214,110	100.0%	5,987,580	27.96
East Renner Road	Richardson	TX	1999	122,300	122,300	100.0%	958,812	7.84
South Total				2,627,865	2,441,872	92.9%	51,949,307	21.27
Centennial Technology Center	Colorado Springs	CO	1999	110,405	94,296	85.4%	1,291,880	13.70
380 Interlocken	Broomfield	CO	2000	240,184	204,347	85.1%	5,533,635	27.08
Greenwood Plaza	Englewood	CO	2000	197,527	96,518	48.9%	385,199	3.99
390 Interlocken	Broomfield	CO	2002	241,516	225,576	93.4%	6,257,808	27.74
Hillview Center	Milpitas	CA	1984	36,288	36,288	100.0%	538,494	14.84
Federal Way	Federal Way	WA	1982	117,010	54,965	47.0%	712,107	12.96
Montague Business Center	San Jose	CA	1982	145,951	145,951	100.0%	1,787,393	12.25
West Total				1,088,881	857,941	78.8%	16,506,516	19.24
Grand Total				7,052,068	6,258,494	88.7%	$128,811,800	$20.58

(a)      Based on all leases in effect, including month-to-month tenants, divided by the Property’s net rentable square footage.

(b)      Represents gross rental charges for the month of December 2011 (including month-to-month leases) multiplied by 12, which can result in unusual per square foot amounts calculated when there are free rent periods (usually with new leases).

(c)      Represents the annualized rent as of December 2011 divided by leased square feet.

The following table provides a summary schedule of the lease expirations for the 20 tenants with the greatest amount of square feet leased in place for our owned properties as of December 31, 2011, assuming that none of the tenants exercise renewal options.

			Remaning	Aggregate	% of Aggregate		% of
	Tenant	Number of	Lease Term	Leased	Leased	Annualized	Aggregate
	Name	Leases	in Months	Square Feet	Square Feet	Rent (1)	Annualized Rent
1	TCF National Bank	2	48	267,470	3.79%	$2,883,511	2.24%
2	Quintiles Transnational Corporation	1	87	259,531	3.68%	8,143,405	6.32%
3	CITGO Petroleum Corporation	1	122	248,399	3.52%	7,150,326	5.55%
4	Burger King Corporation	1	81	212,619	3.01%	4,440,795	3.45%
5	Denbury Onshore, LLC	2	55	202,600	2.87%	3,440,040	2.67%
6	RGA Reinsurance Company	2	36	185,501	2.63%	3,870,017	3.00%
7	SunTrust Bank	2	58, 117	182,888	2.59%	1,425,370	1.11%
8	Citicorp Credit Services, Inc	1	60	176,848	2.51%	3,511,335	2.73%
9	C.H. Robinson Worldwide, Inc	1	114	153,028	2.17%	3,984,757	3.09%
10	Houghton Mifflin Company	1	63	150,050	2.13%	5,561,713	4.32%
11	Murphy Exploration & Production Company	1	64	144,677	2.05%	3,914,253	3.04%
12	Giesecke & Devrient America, Inc.	1	38	135,888	1.93%	1,788,430	1.39%
13	Monsanto Company	1	37	127,778	1.81%	3,153,561	2.45%
14	Vail Holdings, Inc. (a)	1	87, 135	125,632	1.78%	3,449,296	2.68%
15	AT&T Services, Inc.	1	79	122,300	1.73%	958,812	0.74%
16	Argo Data Resource Corporation (b)	1	77	111,687	1.58%	2,735,492	2.12%
17	Northrop Grumman Systems Corporation	1	76	111,469	1.58%	4,035,422	3.13%
18	Alliance Data Systems	1	101, 114	96,749	1.37%	2,437,686	1.89%
19	Federal National Mortgage Association	1	20	92,358	1.31%	1,847,160	1.43%
20	Amdocs, Inc. (c)	1	5, 60	91,928	1.30%	1,746,632	1.36%
				3,199,400	45.37%	$70,478,013	54.71%

(1)      Annualized rent represents the monthly rent, including tenant reimbursements, for each lease in effect at December 31, 2011 multiplied by 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

The following table provides a summary schedule of the lease expirations for leases in place for our owned properties as of December 31, 2011, assuming that none of the tenants exercise renewal options:

			Rentable		Annualized	Percentage
	Number of		Square		Rent	of Total Final
Year of	Leases		Footage	Annualized	Per Square	Annualized
Lease	Expiring		Subject to	Rent Under	Foot Under	Rent Under
Expiration	Within the		Expiring	Expiring	Expiring	Expiring
December 31,	Year		Leases	Leases (a)	Leases	Leases
2012	113	(b)	287,371	$5,781,298	$20.12	4.49%
2013	48		444,965	9,995,449	22.46	7.76%
2014	41		425,504	7,840,983	18.43	6.09%
2015	36		796,239	16,572,611	20.81	12.87%
2016	34		922,543	16,428,461	17.81	12.75%
2017	23		721,307	17,625,312	24.44	13.68%
2018	12		653,126	14,670,172	22.46	11.39%
2019	12		637,782	15,202,536	23.84	11.80%
2020 and thereafter	31		1,369,657	24,694,977	18.03	19.17%
	350		6,258,494	$128,811,800	$20.58	100.00%
Vacancies as of 12/31/11			793,574
Total Portfolio Square Footage			7,052,068

(a)      Annualized rent represents the monthly rent, including tenant reimbursements, for each lease in effect at December 31, 2011 multiplied by 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

(b)      Includes 42 Month to Month leases with 22,417 of rentable square feet and annualized rent of $14.09 per square foot.

Item 3.    Legal Proceedings

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, cash flows or results of operations.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.                                   Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE Amex under the symbol “FSP”.  The following table sets forth the high and low sales prices on the NYSE Amex for the quarterly periods indicated.

Three Months	Range
Ended	High	Low
December 31, 2011	$13.08	$9.90
September 30, 2011	$13.91	$10.49
June 30, 2011	$14.25	$12.00
March 31, 2011	$15.63	$13.52

December 31, 2010	$14.42	$12.20
September 30, 2010	$12.86	$10.99
June 30, 2010	$15.70	$11.04
March 31, 2010	$15.01	$11.64

As of February 14, 2012, there were 6,265 holders of our common stock, including both holders of record and participants in securities position listings.

On January 13, 2012, our board of directors declared a dividend of $0.19 per share of our common stock payable to stockholders of record as of January 27, 2012 that was paid on February 16, 2012. Set forth below are the distributions per share of common stock made by FSP Corp. in each quarter since 2010.

Quarter	Distribution Per Share of
Ended	Common Stock of FSP Corp.
December 31, 2011	$0.19
September 30, 2011	$0.19
June 30, 2011	$0.19
March 31, 2011	$0.19

December 31, 2010	$0.19
September 30, 2010	$0.19
June 30, 2010	$0.19
March 31, 2010	$0.19

While not guaranteed, we expect that cash dividends on our common stock comparable to our most recent quarterly dividend will continue to be paid in the future. See Part I, Item 1A Risk Factors, “Our level of dividends may fluctuate.”, for additional information.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on the Company’s common stock between December 31, 2006 and December 31, 2011 with the cumulative total return of (1) the NAREIT Equity Index, (2) the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”) and (3) the Russell 2000 Total Return Index over the same period.  This graph assumes the investment of $100.00 on December 31, 2006 and assumes that any distributions are reinvested.

	As of December 31,
	2006	2007	2008	2009	2010	2011
FSP	$100	$76	$83	$89	$92	$69
NAREIT Equity	100	84	53	67	86	93
S&P 500	100	105	66	84	97	99
Russell 2000	100	98	65	83	105	101

Notes to Graph:

The above performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act, as amended of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

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

	Year Ended December 31,
(In thousands, except per share amounts)	2011	2010	2009	2008	2007

Operating Data:
Total revenue	$139,486	$117,166	$121,143	$112,341	$107,405
Income from:
Income from continuing operations	17,980	16,725	26,957	29,703	26,265
Income from discontinued operations	25,544	5,368	915	2,256	34,820
Net income	43,524	22,093	27,872	31,959	61,085

Basic and diluted income per share:
Continuing operations	$0.22	$0.21	$0.37	$0.42	$0.37
Discontinued operations	0.31	0.07	0.01	0.03	0.49
Total	$0.53	$0.28	$0.38	$0.45	$0.86

Distributions declared per share outstanding (1):	$0.76	$0.76	$0.76	$1.00	$1.24

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Total assets	$1,408,661	$1,238,735	$1,154,850	$1,025,433	$1,003,466
Total liabilities	487,294	317,177	217,576	176,436	112,848
Total shareholders’ equity	921,367	921,558	937,274	848,997	890,618

(1)  The 2007 and first half of 2008 quarterly distributions were each in the amount of $0.31 per share of common stock, or $1.24 on an annual basis.  Commencing with FSP Corp.’s distribution payable for the quarter ended September 30, 2008, the amount of the distribution was decreased from $0.31 per share of common stock to $0.19 per share of common stock resulting in $1.00 in distributions being paid in 2008 and $0.76 in distributions in 2009.

The 2008 financial statements reflect acquisition by merger of one Sponsored REIT.  Prior to its acquisition, FSP Corp. held a non-controlling common stock interest with virtually no economic benefits or risks and a preferred stock interest in this REIT.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, changes in government regulations and regulatory uncertainty, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  See “Risk Factors” in Item 1A.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

FSP Corp., or the Company, operates in the real estate operations segment. The real estate operations segment involves real estate rental operations, leasing, secured financing of real estate and services provided for asset management, property management, property acquisitions, dispositions and development.

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

On May 6, 2010, we entered into an on demand offering sales agreement whereby we may offer and sell up to an aggregate gross sales price of $75 million of our common stock from time to time, which we refer to as our ATM Sales Program.  As of December 31, 2011, we have an automatic shelf registration statement on Form S-3 on file with the SEC relating to the offer and sale, from time to time, of an indeterminate amount of our common stock.  From time to time, we expect to issue additional shares of our common stock under our automatic shelf registration statement or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including high levels of unemployment, the failure and near failure of a number of financial institutions and increased credit risk premiums for a number of market participants.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow growth and/or recessionary concerns, changes in currency exchange rates, geopolitical events, the regulatory environment and the availability of debt and interest rate fluctuations.  We believe that recent economic conditions in the United States have negatively affected our business by, among other factors, contributing to a decline in occupancy in our real estate portfolio in 2009 and 2010.  Although occupancy levels in our real estate portfolio improved in 2011, future economic factors may negatively affect real estate values, occupancy levels and property income.  At this time, we cannot predict the extent or duration of any negative impact that the current state of the U.S. economy will have on our business.

Real Estate Operations

Leasing

Our real estate portfolio was approximately 88.7% leased as of December 31, 2011 and approximately 85.6% leased as of December 31, 2010.  As of December 31, 2011, approximately 4.1% of the square footage in our portfolio is scheduled to expire during 2012, and approximately 6.3% is scheduled to expire during 2013.  We believe that many of the rental/leasing markets where our properties are located remained stable during the fourth quarter and showed moderate improvement in occupancy and rental-rate levels.  We continue to believe that unemployment levels and financial and regulatory matters will be factors in decisions on potential future office space needs.  However, we continue to make leasing progress in our portfolio and continue to have as our objective to move overall occupancy levels in the portfolio back to the ninety-plus percentage range during 2012.

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

Real Estate Acquisitions and Investments

During 2011 we acquired five properties directly into our portfolio with an aggregate of approximately 994,000 rentable square feet at an aggregate purchase price of approximately $214 million.  One property is located in North Carolina, one is located in Illinois and three are located in Texas.  During 2011 we funded advances on Sponsored REIT Loans for revolving lines of credit and a construction loan of an aggregate of approximately $6.6 million.  In addition, on December 29, 2011 we made a $76.2 million mortgage loan with a revolving line of credit component of up to an additional $30 million to one wholly-owned subsidiary of a Sponsored REIT that owns a property located in downtown Minneapolis, Minnesota.  During 2010 we acquired directly into our portfolio one property located in downtown Minneapolis, Minnesota with approcimately 470,000 square feet of rentable space at a purchase price of approximately $40.5 million, excluding closing costs and adjustments.  During 2010 we funded advances on Sponsored REIT Loans for revolving lines of credit and a construction loan of an aggregate of approximately $21.1 million.  During 2009 we acquired three properties directly into our portfolio with an aggregate of approximately 517,000 rentable square feet at an aggregate purchase price of approximately $124.8 million.  One property is located in Minnesota and two properties are located in Virginia.  During 2009, we funded advances on Sponsored REIT Loans for revolving lines of credit and a construction loan of an aggregate of approximately $35.4 million and also made a $15 million preferred stock investment in a Sponsored REIT.

Discontinued Operations and Property Dispositions

We include investment banking activities and properties sold or held for sale as discontinued operations.

Investment Banking

Previously we operated in the investment banking segment, and in December 2011, we discontinued those activities.  The investment banking segment involved the structuring of real estate investments and broker/dealer services that included the organization of Sponsored REITs, the acquisition and development of real estate on behalf of Sponsored REITs and the raising of capital to equitize the Sponsored REITs through sale of preferred stock in private placements.  On December 15, 2011, we announced that our broker/dealer subsidiary, FSP Investments LLC, would no longer sponsor the syndication of shares of preferred stock in newly-formed Sponsored REITs.

FSP Investments LLC will, however, continue to provide investor services to existing Sponsored REITs, which are not a significant activity, and has the capability to sponsor the syndication of any additional shares of preferred stock in existing Sponsored REITs.  Our decision to no longer sponsor the syndication of shares of preferred stock in newly-formed Sponsored REITs was made after judging the potential for meaningful future profit contribution to our earnings from such syndications to be limited.  Our investment banking segment has been marginal in its profit contribution over the last four years and we believe time and resources may be more productively deployed elsewhere going forward.

Equity raised for Sponsored REIT syndications for 2011 was $66.8 million compared to $35.8 million during 2010.  In October 2010, one of our Sponsored REITs, FSP Monument Circle Corp., purchased an office and retail property in Indianapolis, Indiana.  Permanent equity capitalization of the property was structured as a private placement offering of preferred stock totaling $30 million, which was fully subscribed on March 1, 2011.  In January 2011, one of our Sponsored REITs, FSP Union Centre Corp., purchased an office property in West Chester, Ohio.  Permanent equity capitalization of the property was structured as a private placement offering of preferred stock totaling $62 million, which was fully subscribed on December 29, 2011.

Property Dispositions

We sold an industrial property located in Savage, Maryland on June 24, 2011 and in 2010 reached an agreement to sell an office property, located in Falls Church, Virginia, which was sold on January 21, 2011.  Both properties were sold at gains.  The Falls Church, Virginia property was classified as an asset held for sale at December 31, 2010.  Accordingly, both properties sold were classified as discontinued for all periods presented.  The Company also recognized a gain on a small piece of land as a result of a land taking by the Commonwealth of Virginia of approximately $424,000 during the year ended December 31, 2009.

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

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  On an on-going basis, we evaluate our estimates.  In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.  The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed below. Significant estimates in the consolidated financial statements include the allowance for doubtful accounts, purchase price allocations, useful lives of fixed assets, impairment considerations and the valuation of the derivative.

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

•                  useful lives of fixed assets and intangibles;

•                  valuation of derivatives; and

•                  classification of leases.

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

Purchase price allocated to land and building and improvements is based on management’s determination of the relative fair values of these assets assuming the property was vacant. Management determines the fair value of a property using methods similar to those used by independent appraisers. Purchase price allocated to above or below market leases is based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases including consideration of potential lease renewals and (ii) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases.  Purchase price allocated to in-place leases and tenant relationships is determined as the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant.  This aggregate value is allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value because such value and its consequence to amortization expense is immaterial for acquisitions reflected in our financial statements.  Factors considered by us in performing these analyses include (i) an estimate of carrying costs during the expected lease-up periods, including real estate taxes, insurance and other operating income and expenses, and (ii) costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs.  If future acquisitions result in our allocating material amounts to the value of tenant relationships, those amounts would be separately allocated and amortized over the estimated life of the relationships.

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

Depreciation and Amortization Expense

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

Derivative Instruments

We had a derivative instrument as of December 31, 2010 that was terminated during 2011.  We recognize derivatives on the balance sheet at fair value. Derivatives that do not qualify, or are not designated as hedge relationships, must be adjusted to fair value through income. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income within stockholders’ equity. Amounts are then reclassified from accumulated other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Ineffectiveness, if any, is recorded in the income statement. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. We currently have no fair value hedges outstanding. Fair values of derivatives are subject to significant variability based on changes in interest rates. To the extent we enter into fair value hedges in the future, the results of such variability could be a significant increase or decrease in our derivative assets, derivative liabilities, book equity, and/or earnings.

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

Ownership of Stock in a Sponsored REIT

Common stock investments in Sponsored REITs were consolidated while the entity was controlled by the Company.  Following the commencement of syndication the Company exercised influence over, but did not control these entities and investments are accounted for using the equity method.  Once under the equity method of accounting, our cost basis is adjusted by our share of the Sponsored REITs’ earnings, if any, prior to completion of the syndication.  Equity in losses or dividends received from Sponsored REITs generally are recognized as income once the investment balance is reduced to zero, unless there is an asset held for syndication from the Sponsored REIT entity.  Equity in losses or distributions received in excess of investment is recorded as an adjustment to the carrying value of the asset held for syndication.  In December 2011, we announced that we will no longer sponsor the syndication of newly-formed Sponsored REITs.

We recognized our share of the operations during the period we consolidated and when the equity method is appropriate, as opposed to classifying the Sponsored REITs as discontinued operations, because we earned an ongoing asset and/or property management fee from Sponsored REITs.  These ongoing fees, in addition to the influence that we exercise over the Sponsored REIT, constituted a continuing involvement between the Company and the Sponsored REIT and precluded treatment as discontinued operations.

We currently hold preferred stock interest in three Sponsored REITs.  As a result of our common stock interest and our preferred stock interest in these three Sponsored REITs, we exercise influence over, but do not control these entities.  These preferred share investments are accounted for using the equity method.  Under the equity method of accounting our cost basis is adjusted by our share of the Sponsored REITs’ operations and distributions received.  We also agreed to vote our preferred shares (i) with respect to any merger in the same manner that a majority of the other stockholders of the Sponsored REIT vote for or against the merger and (ii) with respect to any other matter presented to a vote by the stockholders of these Sponsored REITs in the same proportion as shares voted by other stockholders of that Sponsored REIT.

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

Results of Operations

Acquisitions of Real Estate:

On June 26, 2009, we acquired a commercial property in Virginia, on June 30, 2009 we acquired a commercial property in Minnesota and on September 30, 2009 we acquired another commercial property in Virginia. On June 29, 2010 we acquired a commercial property in Minnesota.  On March 4, 2011 we acquired a commercial property in North Carolina, on March 10, 2011 we acquired a commercial property in Texas, on March 24, 2011 we acquired another commercial property in Texas, on September 30, 2011 we acquired a property in Illinois and on October 6, 2011 we acquired another commercial property in Texas.  The results of operations for each of the acquired properties are included in our operating results as of their respective purchase dates.  Increases in rental revenues and expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010, or the year ended December 31, 2010 compared to the year ended December 31, 2009 are primarily a result of the timing of these acquisitions and subsequent contribution of these acquired properties.

Sales of Real Estate:

We had no sales of properties in 2010 or 2009.  However, during 2010 we reached an agreement to sell an office property located in Falls Church, Virginia, which sold on January 21, 2011, at a gain.  We sold an industrial property located in Savage, Maryland on June 24, 2011 at a gain.  In 2009 we recognized a gain of approximately $424,000 on a small piece of land at that same Falls Church, Virginia property as a result of a land taking by the Commonwealth of Virginia in 2009.  The operating results of the properties sold are classified as discontinued operations in our consolidated financial statements for all periods presented.

The following table shows financial results for the years ended December 31, 2011 and 2010.

(in thousands)	2011	2010	Change
Revenues:
Rental	$135,391	$114,638	$20,753
Related party revenue:
Management fees and interest income from loans	4,046	2,440	1,606
Other	49	88	(39)
Total revenues	139,486	117,166	22,320
Expenses:
Real estate operating expenses	36,685	33,600	3,085
Real estate taxes and insurance	20,433	18,077	2,356
Depreciation and amortization	48,249	36,155	12,094
Selling, general and administrative	6,913	6,399	514
Interest	12,666	7,284	5,382
Total expenses	124,946	101,515	23,431

Income before interest income, equity in earnings (losses)	14,540	15,651	(1,111)
Interest income	22	25	(3)
Equity in earnings (losses) of non-consolidated REITs	3,685	1,266	2,419

Income before taxes on income	18,247	16,942	1,305
Taxes on income	267	217	50

Income from continuing operations	17,980	16,725	1,255
Discontinued operations:
Income from discontinued operations, net of income tax	3,605	5,368	(1,763)
Gain on sale of properties, less applicable income tax	21,939	—	21,939
Total discontinued operations	25,544	5,368	20,176

Net income	$43,524	$22,093	$21,431

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

Revenues

Total revenues increased by $22.3 million to $139.5 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010.  The increase was primarily a result of:

•                  An increase in rental revenue of approximately $20.7 million arising primarily from the acquisition of one property in October 2011, another property in September 2011, three properties in March 2011 and a property in June 2010, that were included in the results for the year ended December 31, 2011, and leasing, which raised occupancy to 88.7% at December 31, 2011 compared to 85.6% at December 31, 2010.

•                  A $0.1 million increase in management fee income from Sponsored REITs we manage during the year ended December 31, 2011, as compared to the year ended December 31, 2010 as a result of syndications started during 2010 and in 2011.

•                  A $1.5 million increase in interest income from loans to Sponsored REITs, which was principally a result of a larger loan receivable balance, from which interest income is derived, and a higher interest rate charged during the year ended December 31, 2011, as compared to the year ended December 31, 2010.

Expenses

Total expenses increased by $23.4 million to $124.9 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010.  The increase was primarily a result of:

•                  An increase in real estate operating expenses and real estate taxes and insurance of approximately $5.4 million, and depreciation of $12.1 million, which were primarily from the acquisition of one property in October 2011, another property in September 2011, three properties in March 2011 and a property in June 2010.

•                  An increase to interest expense of approximately $5.4 million to $12.7 million during the year ended December 31, 2011 compared to $7.3 million for the same period in 2010.  The increase was attributable to a higher amount of debt outstanding and an increase in interest rate associated with our New Revolver, which closed on February 22, 2011, compared to our indebtedness during the year ended December 31, 2010.

•                  An increase in selling, general and administrative expenses of approximately $0.5 million during the year ended December 31, 2011 compared to the year ended December 31, 2010, which was primarily the result of a $0.5 million increase in acquisition costs.  We had 33 and 42 employees as of December 31, 2011 and 2010, respectively, at our headquarters in Wakefield, Massachusetts.

Equity in earnings of non-consolidated REITs

Equity in earnings from non-consolidated REITs increased approximately $2.4 million to $3.7 million during the year ended December 31, 2011 compared to the same period in 2010.  The increase was primarily due to an increase of $1.6 million from syndications in process and an increase of $0.9 million in equity in income from our preferred stock investment in Sponsored REIT, FSP 303 East Wacker Drive Corp., which we refer to as East Wacker, during the year ended December 31, 2011 compared to the same period in 2010.  These increases were partially offset by a $0.1 million decrease in equity in income from our preferred stock investment in Sponsored REIT, FSP Grand Boulevard Corp., which we refer to as Grand Boulevard, during the year ended December 31, 2011 compared to the same period in 2010.

Taxes on income

Included in income taxes for both periods is the Revised Texas Franchise Tax, which is derived from an income based measure so it is considered an income tax, which increased during the year ended December 31, 2011 by $50,000 compared to the year ended December 31, 2010.

Income from continuing operations

Income from continuing operations for the year ended December 31, 2011 was $18.0 million compared to $16.7 million for the year ended December 31, 2010, for the reasons described above.

Discontinued operations and gain on sale of property

Income from discontinued operations increased $20.2 million for the year ended December 31, 2011 compared to the year ended December 31, 2010.  The increase is comprised of revenues and expenses related to the syndication of newly-formed Sponsored REITs, which was discontinued in December 2011, and the operations of properties we have sold.  Each are discussed separately below.

In December 2011, we discontinued the investment banking segment, which is included in discontinued operations.  Income derived from the investment bank increased $2.3 million to $3.0 million for the year ended December 31, 2011 compared to $0.7 million during the year ended December 31, 2010.  The increase was primarily due to an increase in gross syndication proceeds for the year ended December 31, 2011 compared to the same period in 2010, from which our revenues are derived and was partially offset by a one-time charge of $378,000 for costs consisting primarily of the write off of outstanding draw balances, severance payments and fees to outside professionals associated with this event.

The sale of properties from our portfolio results in a reclassification of real estate income from those properties for all periods presented to discontinued operations.  Income derived from sold properties decreased $4.0 million to $0.6 million for the year ended December 31, 2011 compared to the year ended December 31, 2010.  We sold one industrial property located in Savage, Maryland on June 24, 2011 and one office property located in Falls Church, Virginia on January 21, 2011, each at a gain.  We did not sell any properties in 2010.  The operations of those properties are reported as discontinued operations on our financial statements for the years ended December 31, 2011 and 2010.  During the year ended December 31, 2011, we reported a $21.9 million gain on the sale of these properties.

Net income

Net income for the year ended December 31, 2011 was $43.5 million compared to $22.1 million for the year ended December 31, 2010, for the reasons described above.

The following table shows financial results for the years ended December 31, 2010 and 2009.

(in thousands)	2010	2009	Change
Revenues:
Rental	$114,638	$119,341	$(4,703)
Related party revenue:
Management fees and interest income from loans	2,440	1,740	700
Other	88	62	26
Total revenues	117,166	121,143	(3,977)
Expenses:
Real estate operating expenses	33,600	30,806	2,794
Real estate taxes and insurance	18,077	18,892	(815)
Depreciation and amortization	36,155	35,304	851
Selling, general and administrative	6,399	4,452	1,947
Interest	7,284	6,570	714
Total expenses	101,515	96,024	5,491

Income before interest income, equity in earnings (losses)	15,651	25,119	(9,468)
Interest income	25	92	(67)
Equity in earnings (losses) of non-consolidated REITs	1,266	1,994	(728)

Income before taxes on income	16,942	27,205	(10,263)
Taxes on income	217	248	(31)

Income from continuing operations	16,725	26,957	(10,232)
Discontinued operations:
Income from discontinued operations, net of income tax	5,368	491	4,877
Gain on sale of of land, less applicable income tax	—	424	(424)
Total discontinued operations	5,368	915	4,453

Net income	$22,093	$27,872	$(5,779)

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

Revenues

Total revenues decreased by $4.0 million to $117.2 million for the year ended December 31, 2010 compared the year ended December 31, 2009.  The decrease was primarily a result of:

•                  The loss of rental income from expiring leases over the last two calendar years, primarily from tenants that leased space in properties in Colorado, Texas and Virginia that were included in the results for the year ended December 31, 2009 and for a part of 2010.

These decreases were partially offset by:

•                  An increase in rental revenue of approximately $7.8 million arising primarily from the acquisition of two properties located in Virginia and Minnesota in June 2009, which were included for approximately half of 2009 and a full year in 2010; and the acquisition of another property in Minnesota in June 2010, that was included in the results for the year ended December 31, 2010.  There was also an increase of $0.7 million in termination fee income for the year ended December 31, 2010 compared to the year ended December 31, 2009.

•                  A $0.7 million increase in interest from loan interest income from Sponsored REIT Loans, which was principally a result of a larger loan receivable balance, from which interest income is derived, during the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Expenses

Total expenses increased by $5.5 million to $101.5 million for the year ended December 31, 2010 compared to $96.0 million for the year ended December 31, 2009.  The increase was primarily a result of:

•                  An increase in real estate operating expenses and real estate taxes and insurance of approximately $2.0 million, and depreciation of $0.9 million, which were primarily from the acquisition of two properties located in Virginia and Minnesota in June 2009, which were included for a partial year in 2009 and full year in 2010; and the acquisition of another property in Minnesota in June 2010, that was included in the results for the year ended December 31, 2010.  The increases were partially offset by real estate tax abatements.  In addition, depreciation and amortization during the year ended December 31, 2009 was accelerated on lease related assets from a tenant that filed for bankruptcy and vacated space leased at a property in Virginia.

•                  An increase in selling, general and administrative expenses of $1.9 million, which was primarily the result of an increase of $1.1 million in expenses incurred by our real estate segment.  The increase in real estate segment expenses is the result of a realignment of personnel and resources from the  investment banking segment because of its declining syndication activities.  To a lesser extent, the increase in general and administrative expenses were from an increase to compensation of $0.2 million, an increase to reporting expenses of $0.3 million, and an increase in professional fees of $0.3 million.  We had 42 and 43 employees as of December 31, 2010 and 2009, respectively, at our headquarters in Wakefield.

•                  An increase in interest expense of $0.7 million, which was principally a result of an increase to the amount outstanding on our Revolver during the year ended December 31, 2010 compared to the year ended December 31, 2009.

Equity in earnings of non-consolidated REITs

Equity in earnings from non-consolidated REITs decreased approximately $0.7 million to $1.3 million during the year ended December 31, 2010 compared to the year ended December 31, 2009.  The decrease was primarily due to lower equity in income from our preferred stock investment in East Wacker.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties.  During 2010 the amount of taxes due for this tax increased approximately $31,000.

Income from continuing operations

The resulting income from continuing operations for the year ended December 31, 2010 compared to the year ended December 31, 2009 decreased $10.2 million to $16.7 million for the reasons discussed above.

Discontinued operations and gain on sale of assets

Income from discontinued operations increased $4.9 million for the year ended December 31, 2010 compared to the year ended December 31, 2009.  The increase is comprised of revenues and expenses related to the syndication of newly-formed Sponsored REITs, which was discontinued in December 2011, and the operations of properties we have sold.  Each are discussed separately below.

In December 2011, we discontinued the investment banking segment, which is included in discontinued operations.  Income derived from the investment bank increased by $1.4 million to $0.7 million for the year ended December 31, 2010 compared to a loss of $0.7 million during the year ended December 31, 2009.

The sale of properties from our portfolio result in a reclassification of real estate income from those properties for all periods presented to discontinued operations.  Income derived from sold properties increased $3.5 million to $4.6 million for the year ended December 31, 2010 compared to the year ended December 31, 2009.  We sold one  industrial property located in Savage, Maryland on June 24, 2011 and one office property located in Falls Church, Virginia on January 21, 2011, each at a gain.  We did not sell any properties in 2010 or 2009.  The operations of those properties are reported as discontinued operations on our financial statements for the years ended December 31, 2010 and 2009.  During 2009, we also recognized a gain of approximately $424,000 on a small piece of land at that same Falls Church, Virginia property as a result of a land taking by the Commonwealth of Virginia.

Net income

Net income for the year ended December 31, 2010 was $22.1 million compared to $27.9 million for the year ended December 31, 2009, for the reasons described above.

Non-GAAP Financial Measures

Funds From Operations

The Company evaluates performance based on Funds From Operations, which we refer to as FFO, as management believes that FFO represents the most accurate measure of activity and is the basis for distributions paid to equity holders.  The Company defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property and acquisition costs of newly acquired properties that are not capitalized, plus depreciation and amortization, including amortization of acquired above and below market lease intangibles and impairment charges, and after adjustments to exclude non-cash income (or losses) from non-consolidated or Sponsored REITs, plus distributions received from non-consolidated or Sponsored REITs.

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

The calculation of FFO is shown in the following table:

	For the Year Ended December 31,
(in thousands):	2011	2010	2009
Year ended December 31, 2011:
Net income	$43,524	$22,093	$27,872
Gain on sale of land	(21,939)	—	(424)
Equity in earnings of non-consolidated REITs	(4,490)	(1,190)	(2,012)
Distribution from non-consolidated REITs	5,056	5,170	5,628
Acquisition costs	620	125	643
Depreciation and amortization	48,439	40,724	39,652
Funds From Operations	$71,210	$66,922	$71,359

Liquidity and Capital Resources

Cash and cash equivalents were $23.8 million and $68.2 million at December 31, 2011 and 2010, respectively.  This decrease of $44.4 million is attributable to $61.0 million provided by operating activities less $218.3 million used by investing activities plus $112.9 million provided by financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $61.0 million is primarily attributable to net income of $43.5 million, less the gain on sale of properties of $21.9 million, plus the add-back of $36.9 million of non-cash activities, $3.5 million of distributions from non-consolidated REITs, decreases in tenant receivables of $0.8 million, decreases in prepaid and other assets of $1.6 million and an increase in accounts payable and accrued expenses of $4.6 million and increase in tenant security deposits of $0.1 million.  These increases were partially offset by payment of leasing commissions of $8.1 million.

Investing Activities

Our cash used for investing activities for the year ended December 31, 2011 of $218.3 million is primarily attributable to additions to real estate investments and office equipment of approximately $236.1 million and secured Sponsored REIT Loans made to Sponsored REITs of approximately $82.8 million, which was partially offset by net proceeds from the sale of properties of $96.8 million, a decrease in investments in assets held for syndication of $2.2 million and distributions in excess of earnings from non-consolidated REITs of $1.6 million.

Financing Activities

Our cash provided by financing activities for the year ended December 31, 2011 of $112.9 million is primarily attributable to net borrowings under our New Revolver of $239.0 million and net proceeds from our ATM Sales Program of $17.3 million, which were partially offset by distributions paid to shareholders of $62.2 million, the repayment of our Term Loan of $74.8 million, a $1 million payment to terminate a Swap related to the Term Loan, and $5.4 million in financing costs associated with the New Revolver.

New Revolver, Revolver and Term Loan

We had a bank note payable, which was an unsecured revolving line of credit for advances of up to $250 million that was repaid on February 22, 2011.  We refer to this revolving line of credit as the Revolver.  We also had a term note payable, which was an unsecured term loan of approximately $75 million that was also repaid on February 22, 2011.  We refer to this unsecured term loan as the Term Loan.  The Revolver and the Term Loan were with a group of banks.

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

On February 22, 2011, we entered into a new unsecured revolving line of credit, which we refer to as the New Revolver, for advances of up to $500 million with a group of banks.  On May 19, 2011, we increased availability under the New Revolver by $100 million to $600 million by fully exercising an accordion feature.  The New Revolver matures on February 22, 2014 with a one-year extension available at our election and payment of a fee.

Proceeds from the New Revolver were used to repay and terminate the Revolver and Term Loan on February 22, 2011.  Borrowings under the New Revolver bear interest at either the bank’s base rate plus 85 to 200 basis points depending upon a leverage ratio at the time of borrowing (the bank’s base rate plus 95 basis points, or 4.20% at December 31, 2011) or a rate equal to LIBOR plus 185 to 300 basis points depending upon a leverage ratio at the time of borrowing (LIBOR plus 195 basis points, or 2.30% at December 31, 2011).  The loan terms include a facility fee at an annual rate of 30 to 50 basis points depending upon a leverage ratio (35 basis points at December 31, 2011), which is applied to the total amount of the New Revolver. There were borrowings of $449,000,000 outstanding at a weighted average interest rate of 2.24% as of December 31, 2011.  The weighted average interest rate on amounts outstanding during the year ended December 31, 2011 on the New Revolver and the Revolver was approximately 1.95%.

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

The New Revolver requires compliance with various financial covenants, including minimum tangible net worth, maximum leverage ratios, maximum secured leverage ratios, minimum fixed charge leverage ratios, maximum unencumbered leverage ratios, minimum unsecured debt service coverage, dividend and distribution requirements, investment requirements and maximum secured recourse indebtedness values.  We were in compliance with the New Revolver financial covenants as of December 31, 2011.

Borrowings under the Revolver bore interest at either the bank’s prime rate or a rate equal to LIBOR plus 100 basis points.  There were borrowings of $209,968,000 at a weighted average interest rate of 1.26% outstanding under the Revolver at December 31, 2010.  The weighted average interest rate on amounts outstanding during the year ended December 31, 2010 was approximately 1.28%.

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

We intend to draw on the New Revolver in the future for a variety of corporate purposes, including the funding of mortgage loans to Sponsored REITs and the acquisition of properties that we acquire directly for our portfolio.  We typically cause mortgage loans to Sponsored REITs to be secured by a first mortgage against the real property owned by the Sponsored REIT.  We may make loans to Sponsored REITs in the form of mortgage loans or secured revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes, which would be repaid from long-term financing of the property, cash flows from the property or a capital event.

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

On May 6, 2010, we entered into an on demand offering sales agreement whereby we may offer and sell up to an aggregate gross sales price of $75 million of our common stock from time to time, which we refer to as our ATM Sales Program.  Sales of shares of our common stock depend upon market conditions and other factors determined by us and may be deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE Amex or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by us in writing.  We have no obligation to sell any shares of our common stock, and may at any time suspend solicitation and offers. During the three months ended September 30, 2011 and the year ended December 31, 2011, we sold 1.5 million shares of our common stock under the ATM Sales Program at an average price of $12.00 per share, for which approximately $0.4 million was payable to the placement/sales agent and $0.3 million was incurred for offering related expenses, raising net proceeds of approximately $17.4 million.  During the three months ended December 31, 2010, we sold 1.6 million shares of our common stock under our ATM Sales Program at an average price of $13.00 per share, for which $0.4 million was payable to the placement/sales agent, raising net proceeds of $20.4 million.  For the year ended December 31, 2010, we sold approximately 1.8 million shares of our common stock under our ATM Sales Program at an average price of $12.92 per share.  The proceeds, net of placement/sales agent fees and offering related expenses, were approximately $21.9 million.

As of December 31, 2011, we have an automatic shelf registration statement on Form S-3 on file with the SEC relating to the offer and sale, from time to time, of an indeterminate amount of our common stock.  From time to time, we expect to issue additional shares of our common stock under our automatic shelf registration statement or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time-to-time we may make secured loans to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  As of December 31, 2011, we were committed to fund up to $192.0 million to seven Sponsored REITs under such arrangements, of which $140.5 million in the aggregate has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long-term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Assets Held for Syndication

There were no assets held for syndication as of December 31, 2011.  As of December 31, 2010 we had one asset held for syndication for a property in Indianapolis, Indiana, which was repaid on March 1, 2011.  As of December 31, 2009, we had one asset held for syndication for a property in West Chester, Ohio, which was completed on July 9, 2010.

Assets Held for Sale

As of December 31, 2011, there were no assets held for sale. As of December 31, 2010, we had one asset held for sale.  During 2010, we reached an agreement to sell an office property located in Falls Church, Virginia at a gain.  The Fall Church, Virginia office property was sold on January 21, 2011, at a gain.  Accordingly, the book value of this property was reclassified and presented as held for sale for all periods presented on our consolidated financial statements.

Related Party Transactions

In March 2011, we commenced the syndication of FSP Union Centre Corp., which was fully subscribed on December 29, 2011.  In November 2010, we commenced the syndication of FSP Monument Circle Corp., which was fully subscribed on March 1, 2011.  In November 2009, we commenced the syndication of FSP Centre Pointe V Corp., which was fully subscribed on July 9, 2010.  In May 2008, we commenced the syndication of FSP 385 Interlocken Development Corp., which was fully subscribed on July 9, 2010.

We intend to draw on the New Revolver in the future for a variety of corporate purposes, including the acquisition of properties that we acquire directly for our portfolio and for loans to Sponsored REITs described below.

Loans to Sponsored REITs

Sponsored REIT Loans

From time-to-time we may make secured loans to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  We refer to these loans as Sponsored REIT Loans.  Since December 2007, we have provided Sponsored REIT Loans in the form of revolving lines of credit to five Sponsored REITs, or to wholly-owned subsidiaries of those Sponsored REITs, a construction loan to one wholly-owned subsidiary of another Sponsored REIT, and a mortgage loan with a revolving line of credit component to one wholly-owned subsidiary of another Sponsored REIT.  We anticipate that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years.  Except for the mortgage loan with a revolving line of credit component which bears interest at a fixed rate, advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and most advances also require a 50 basis point draw fee.  In December 2011 we received a loan fee of $762,000 at the time of the closing of the mortgage loan with a revolving line of credit component, and a 1% fee will be paid on draws related to the revolving line of credit component, and a 0.49% fee will be paid on all amounts repaid under the loan.  In 2009, we received a $210,000 loan commitment fee at the time of the closing of the Sponsored REIT Loan that is structured as a construction loan.  As of December 31, 2011, we were committed to fund Sponsored REIT Loans up to $192.0 million to seven Sponsored REITs, of which $140.5 million was drawn and outstanding.

Acquisition Loans

Prior to terminating the activities of our investment banking segment in December 2011, we typically made an acquisition loan to each Sponsored REIT which was secured by a mortgage on the borrower’s real estate.  These loans enabled Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests.  We refer to these loans as Acquisition Loans.  We anticipated that each Acquisition Loan would be repaid at maturity or earlier from the proceeds of the Sponsored REIT’s equity offering.  Each Acquisition Loan had a term of two years and bore interest at approximately the same rate paid by FSP Corp. for borrowings under the New Revolver or Revolver, as applicable.  We made one Acquisition Loan for the syndication of FSP Union Centre Corp. during 2011, which was repaid on October 20, 2011.  There were no Acquisition Loans outstanding at December 31, 2011.  There was one Acquisition Loan outstanding for the syndication of FSP Monument Circle Corp., and one Acquisition Loan outstanding for the syndication of FSP Centre Pointe V Corp. as of December 31, 2010 and 2009, respectively.  The Acquisition Loan for FSP Monument Circle Corp. was repaid on March 1, 2011 and the Acquisition Loan for FSP Centre Pointe V Corp. was repaid on June 29, 2010.  Acquisition Loans were classified as assets held for syndication.

The following is a summary of the Sponsored REIT Loans outstanding as of December 31, 2011:

		Maximum	Amount			Interest
	Maturity	Amount	Drawn at	Interest	Draw	Rate at
(dollars in 000’s)	Date	of Loan	31-Dec-11	Rate (1)	Fee (2)	31-Dec-11
Sponsored REIT

Revolving lines of credit
FSP Highland Place I Corp. (3)	31-Dec-12	$5,500	$1,125	L+4.4%	0.5%	4.67%
FSP Satellite Place Corp. (4)	31-Mar-13	5,500	5,500	L+4.4%	0.5%	4.67%
FSP 1441 Main Street Corp.(4) (a)	31-Mar-13	10,800	7,500	L+4.4%	0.5%	4.67%
FSP 505 Waterford Corp. (4)	30-Nov-12	7,000	1,650	L+4.4%	0.5%	4.67%
FSP Phoenix Tower Corp. (4) (b)	30-Nov-12	15,000	11,000	L+4.4%	0.5%	4.67%

Construction loan
FSP 385 Interlocken Development Corp. (4) (c) (d)	30-Apr-13	42,000	37,541	L+4.4%	n/a	4.67%

Mortgage loan
FSP 50 South Tenth Street Corp. (5)	31-Dec-13	106,200	76,200	6.51%	1.0%	6.51%
		$192,000	$140,516

(1)          The interest rate is 30-Day LIBOR rate plus the additional rate indicated, otherwise a fixed rate.

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

(5)          The loan has a fixed mortgage amount of $76,200,000 and a $30,000,000 revolving line of credit component.  A loan fee of $762,000 was paid related to the fixed mortgage component and a 1% fee will be paid on draws related to the line of credit component.  A 0.49% fee will be paid on all amounts repaid under the loan. As of December 31, 2011, no amounts have been drawn under the revolving line of credit component.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the years ended December 31, 2011 and 2010, the rental income exceeded the expenses for each individual property, with the exception of our properties located in Southfield, Michigan, Englewood, Colorado and Federal Way, Washington.

Our property located in Southfield, Michigan with approximately 215,000 square feet of rentable space was 39.2% and 58.6% leased at December 31, 2011 and 2010, respectively.  A lease with a significant tenant that leased approximately 138,000 square feet expired in 2009.  That tenant subsequently entered into a new lease for approximately 41,000 square feet on April 30, 2011.  A lease with a different tenant that leased approximately 17,000 square feet also expired on September 15, 2009.  Rental revenue did not cover ordinary operating expenses for the years ended December 31, 2011 and 2010.  The property generated rental income of $1,153,000 and

$1,364,000 for the years ended December 31, 2011 or 2010, respectively; and had operating expenses of $1,928,000 and $1,853,000 for the years ended December 31, 2011 and 2010, respectively.

Our property located in Englewood, Colorado with approximately 198,000 square feet of rentable space was 48.9% and 26.6% leased at December 31, 2011 and 2010, respectively.  A single tenant lease, for 100% of the rentable space, expired on April 30, 2010, and since then we have signed leases with various tenants.  Rental revenue did not cover ordinary operating expenses for the year ended December 31, 2011.  The property generated rental income of $1,737,000 and had operating expenses of $1,937,000 for the year ended December 31, 2011.  For the year ended December 31, 2010 the property had rental income sufficient to cover operating expenses.

Our property located in Federal Way, Washington with approximately 117,000 square feet of rentable space was 47.0% and 33.6% leased at December 31, 2011 and 2010, respectively.  Rental revenue did not cover ordinary operating expenses for the year ended December 31, 2010.  The property generated rental income of $658,000 and had operating expenses of $739,000 for the year ended December 31, 2010.

Rental Income Commitments

Our commercial real estate operations include the leasing of office buildings and industrial properties subject to leases with terms greater than one year.  The leases thereon expire at various dates through 2023.  Approximate future minimum rental income from non-cancelable operating leases as of December 31, 2011 is:

Year ending
(in thousands)	December 31,
2012	$107,788
2013	105,032
2014	101,659
2015	86,968
2016	78,264
Thereafter (2017-2023)	193,637
$673,348

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2011.

	Payment due by period
Contractual	(in thousands)
Obligations	Total	2012	2013	2014	2015	2016	Therafter
New Revolver	$449,000	$—	$—	$449,000	$—	$—	$—
Operating Leases	2,353	355	405	417	424	428	324
Total	$451,353	$355	$405	$449,417	$424	$428	$324

The operating leases in the table above consist of our lease of corporate office space, which commenced September 1, 2010 and expires on August 31, 2017 and has one five-year renewal option.  The lease includes a base annual rent and additional rent for our share of taxes and operating costs.

In addition to the amounts in the table above, from time to time, we may provide Sponsored REIT Loans to our Sponsored REITs.  As of December 31, 2011, we were committed to fund Sponsored REIT Loans up to $192.0 million to seven Sponsored REITs, of which $140.5 million in the aggregate was drawn and outstanding.  Additional Information about our Sponsored REIT Loans outstanding as of December 31, 2011, including a summary table or our Sponsored REIT Loans, is incorporated herein by reference to Note 4, “Related Party Transactions — Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Investments in Sponsored REITs

Previously we operated in the investment banking segment, and in December 2011, we discontinued those activities.  The investment banking segment involved the structuring of real estate investments and broker/dealer services that included the organization of Sponsored REITs, the acquisition and development of real estate on behalf of Sponsored REITs and the raising of capital to equitize the Sponsored REITs through sale of preferred stock in private placements.  On December 15, 2011, we announced that our broker/dealer subsidiary, FSP Investments LLC, would no longer sponsor the syndication of shares of preferred stock in newly-formed Sponsored REITs.

The Sponsored REITs own real estate, purchases of which were financed through the private placement of equity in those entities, typically through syndication.  These Sponsored REITs are operated in a manner intended to qualify as real estate investment trusts.  We earned fees related to the sale of preferred stock in the Sponsored REITs in these syndications.  The Sponsored REITs issued both common stock and preferred stock.  The common stock is owned by FSP Corp. Generally the preferred stock is owned by unaffiliated investors, however, we acquired an interest in preferred shares of five Sponsored REITs.  In addition, directors and officers of FSP Corp., have from time to time invested in Sponsored REITs.  Following consummation of the offerings, the preferred stockholders in each of the Sponsored REITs were entitled to 100% of the Sponsored REIT’s cash distributions.  Subsequent to the completion of the offering of preferred shares, except for the preferred stock we own, we do not share in any of the Sponsored REIT’s earnings, or any related dividend, and the common stock ownership interests have virtually no economic benefit or risk.  Prior to the completion of the offering of preferred shares, we shared in Sponsored REIT’s earnings (and related dividends) to the extent of our ownership interest in the Sponsored REIT.

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

Common stock investments in Sponsored REITs are consolidated while the entity is controlled by us.  Following the commencement of syndication we exercise influence over, but do not control these entities and investments are accounted for using the equity method.  Under the equity method of accounting, the cost basis is increased by its share of the Sponsored REITs’ earnings, if any, prior to completion of the syndication.  Equity in losses of Sponsored REITs was not recognized to the extent that the investment balance would become negative and distributions received are recognized as income once the investment balance is reduced to zero, unless there are assets held for syndication from the Sponsored REIT entity.  Equity in losses or distributions received in excess of investment is recorded as an adjustment to the carrying value of the asset held for syndication.  In December 2011, the Company discontinued sydicating newly-formed Sponsored REITs and had no Acquisition Loans outstanding at December 31, 2011.

We have acquired a preferred stock interest in five Sponsored REITs, including one we acquired on May 15, 2008 by cash merger and another we acquired on April 30, 2006 by merger.  As a result of our common stock interest and our preferred stock interest in the remaining three Sponsored REITs, we exercise influence over, but do not control these entities.  These preferred share investments are accounted for using the equity method.  Under the equity method of accounting our cost basis is adjusted by our share of the Sponsored REITs’ operations and distributions received.  We also agreed to vote our preferred shares in any matter presented to a vote by the stockholders of these Sponsored REITs in the same proportion as shares voted by other stockholders of the Sponsored REITs.

At December 31, 2011, we held a common stock interest in 16 Sponsored REITs, all of which were fully syndicated and in which we no longer share economic benefit or risk.  At December 31, 2010, we held a common stock interest in 15 Sponsored REITs, 14 of which were fully syndicated and in which we no longer share economic benefit or risk.  The one that was not fully syndicated at December 31, 2010 commenced in November 2010.  The value of the entity that was not fully syndicated at December 31, 2010 was approximately $3.0 million and was shown on the consolidated balance sheets as an asset held for syndication.  At December 31, 2009, we held a common stock interest in 14 Sponsored REITs, 12 of which were fully syndicated and in which we no longer share economic benefit or risk.  The two that were not fully syndicated at December 31, 2009 include one that commenced in May 2008, and another that commenced in November 2009.  The value of the entities that were not fully syndicated at December 31, 2009 was approximately $4.8 million and was shown on the consolidated balance sheets as assets held for syndication.

The table below shows our income and expenses from Sponsored REITs.  Management fees of $6,000,  $14,000 and $2,000 for the years ended December 31, 2011, 2010 and 2009, respectively, and interest expense related to the Company’s mortgage on properties is eliminated in consolidation.

	Year Ended December 31,
(in thousands)	2011	2010	2009
Operating Data:
Rental revenues	$1,482	$498	$74
Operating and maintenance expenses	480	536	50
Depreciation and amortization	610	146	6
Interest expense	197	38	6
Interest income	—	1	—
	$195	$(221)	$12

During the year ended December 31, 2011, we recorded equity in income from two Sponsored REITs following commencement of the syndication of $1.7 million.  During the year ended December 31, 2010, we recorded equity in income from two Sponsored REITs following commencement of the syndication of $71,000 and during the year ended December 31, 2009, we recorded equity in income from three Sponsored REITs following commencement of the syndication of $153,000.

From time to time, we may provide Sponsored REIT Loans to our Sponsored REITs.  As of December 31, 2011, we were committed to fund Sponsored REIT Loans up to $192.0 million to seven Sponsored REITs, of which $140.5 million in the aggregate was drawn and outstanding.  Additional information about our Sponsored REIT Loans outstanding as of December 31, 2011, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 4, “Related Party Transactions — Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  In the past we have used interest rate derivative instruments to manage exposure to interest rate changes.  As of December 31, 2011 and 2010, if market rates on borrowings under our New Revolver and Revolver increased by 10% at maturity, or approximately 22 and 13 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $1.0 million and $0.2 million annually, respectively. The interest rate on our New Revolver as of December 31, 2011 was LIBOR plus 195 basis points.  We do not believe that the interest rate risk represented by borrowings under our New Revolver is material as of December 31, 2011.  On February 22, 2011, we repaid the Revolver in its entirety and replaced it with the New Revolver. Additional Information about the Revolver and the New Revolver is described under the “New Revolver, Revolver and Term Loan” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We had a Term Loan with an initial three year term that was scheduled to mature on October 15, 2011.  We also had the right to extend the initial maturity date for up to two successive one-year periods, or until October 15, 2013 if both extensions had been exercised.  On February 22, 2011, we repaid the Term Loan in its entirety from the proceeds of the New Revolver and terminated the Term Loan.  On February 22, 2011, we also paid approximately $1.0 million from the proceeds of the New Revolver to terminate the interest rate swap that fixed the interest rate on our Term Loan. Additional Information about the Term Loan is described under the “New Revolver, Revolver and Term Loan” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents as of December 31, 2011 our contractual variable rate borrowings under the New Revolver:

	Payment due by period
	(in thousands)
	Total	2011	2012	2013	2014	2015	Therafter
New Revolver	$449,000	$—	$—	$—	$449,000	$—	$—
Total	$449,000	$—	$—	$—	$449,000	$—	$—

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

Item 9.            Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.         Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included elsewhere in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2011.  Please see page F-3.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of February 21, 2012 by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

By:	/s/ George J. Carter
George J. Carter
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter	President, Chief Executive Officer and Director	February 21, 2012
George J. Carter	(Principal Executive Officer)

/s/ Barbara J. Fournier	Executive Vice President, Chief Operating Officer,	February 21, 2012
Barbara J. Fournier	Treasurer, Secretary and Director

/s/ John G. Demeritt	Executive Vice President and Chief Financial Officer	February 21, 2012
John G. Demeritt	(Principal Financial Officer and Principal Accounting Officer)

/s/ Janet P. Notopoulos	Director, Executive Vice President	February 21, 2012
Janet P. Notopoulos

/s/ Barry Silverstein	Director	February 21, 2012
Barry Silverstein

/s/ Dennis J. McGillicuddy	Director	February 21, 2012
Dennis J. McGillicuddy

/s/ John Burke	Director	February 21, 2012
John Burke

/s/ Georgia Murray	Director	February 21, 2012
Georgia Murray

EXHIBIT INDEX

Exhibit No.	Description

2.2 (1)**	Agreement and Plan of Merger by and among FSP Corp., Park Ten Phase II Acquisition Corp. and FSP Park Ten Development Corp. dated as of March 19, 2008.

3.1 (2)	Articles of Incorporation.

3.2 (3)	Amended and Restated By-laws.

10.1+ (4)	2002 Stock Incentive Plan of FSP Corp.

10.2(5)

Credit Agreement, dated February 22, 2011, by and among Franklin Street Properties Corp., certain of its wholly-owned subsidiaries, each lender from time to time party hereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

10.3(6)

First Amendment to Credit Agreement, dated May 19, 2011, by and among Franklin Street Properties Corp., certain of its wholly-owned subsidiaries, each lender from time to time party hereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

10.4+ (7)	Form of Retention Agreement.

10.5+ (8)	Change in Control Discretionary Plan.

10.6 (9)	Underwriting Agreement dated September 17, 2009 by and between the Company and Robert W. Baird & Co. Incorporated.

10.7 (10)	Baird On Demand Offering Sales Agreement between FSP Corp. and Robert W. Baird & Co. Incorporated dated May 6, 2010.

10.8 (11)	Promissory Note, dated December 29, 2011, from FSP 50 South Tenth Street Corp. in favor of Franklin Street Properties Corp.

10.9 (11)	Loan Agreement, dated December 29, 2011, between FSP 50 South Tenth Street Corp. and Franklin Street Properties Corp.

10.10 (11)	Combination Mortgage, Security Agreement and Fixture Filing, dated December 29, 2011, from FSP 50 South Tenth Street Corp. in favor of Franklin Street Properties Corp.

10.11 (11)	Indemnification Agreement, dated December 29, 2011, from FSP 50 South Tenth Street Corp. in favor of Franklin Street Properties Corp.

10.12 (11)	Assignment of Leases and Rents, dated December 29, 2011, from FSP 50 South Tenth Street Corp. in favor of Franklin Street Properties Corp.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Selected Unaudited Combining Condensed Consolidated Pro Forma Financial Data for reflecting the acquistion of a property in Plano, Texas and a property in Durham, North Carolina

101***

The following materials from FSP Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on March 21, 2008 (File No. 001-32470).

(2)	Incorporated by reference to FSP Corp.’s Form 8-A, filed April 5, 2005 (File No. 001-32470).

(3)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on December 21 2010 (File No. 001-32470).

(4)	Incorporated by reference to FSP Corp.’s Annual Report on Form 10-K, filed on March 29, 2002 (File No. 0-32615).

(5)	Incorporated by reference to FSP Corp.’s Annual Report on Form 10-K, filed on February 23, 2011 (File No. 001-32470).

(6)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on May 20, 2011 (File No. 001-32470).

(7)	Incorporated by reference to FSP Corp.’s Annual Report on Form 10-K, filed on February 24, 2006 (File No. 001-32470).

(8)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 8, 2006 (File No. 001-32470).

(9)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on September 23, 2009 (File No. 001-32470).

(10)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on May 7, 2010 (File No. 001-32470).

(11)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on December 29, 2011 (File No. 001-32470).

+	Management contract or compensatory plan or arrangement filed as an Exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

*	Filed herewith.

**	FSP Corp. agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Franklin Street Properties Corp.:

We have audited the accompanying consolidated balance sheets of Franklin Street Properties Corp. as of December 31, 2011 and 2010, and the related consolidated statements of income, other comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Street Properties Corp. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Franklin Street Properties Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 21, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Franklin Street Properties Corp.:

We have audited Franklin Street Properties Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Franklin Street Properties Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Franklin Street Properties Corp.’s Annual Report on Form 10-K under the heading Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Franklin Street Properties Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Franklin Street Properties Corp. and our report dated February 21, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 21, 2012

Franklin Street Properties Corp.
Consolidated Balance Sheets

	December 31,
(in thousands)	2011	2010

Assets:
Real estate assets:
Land	$137,503	$121,720
Buildings and improvements	1,020,449	863,317
Fixtures and equipment	856	578
	1,158,808	985,615
Less accumulated depreciation	152,587	122,917
Real estate assets, net	1,006,221	862,698

Acquired real estate leases, less accumulated amortization of $31,189 and $19,294, respectively	91,613	40,578
Investment in non-consolidated REITs	87,598	89,327
Asset held for syndication, net	—	2,976
Assets held for sale	—	74,947
Cash and cash equivalents	23,813	68,213
Restricted cash	493	420
Tenant rent receivables, less allowance for doubtful accounts of $1,235 and $1,600, respectively	1,460	1,922
Straight-line rent receivable, less allowance for doubtful accounts of $135 and $700, respectively	28,545	18,584
Prepaid expenses	1,223	1,654
Related party mortgage loan receivable	140,516	57,684
Other assets	4,070	853
Office computers and furniture, net of accumulated depreciation of $428 and $493, respectively	468	503
Deferred leasing commissions, net of accumulated amortization of $9,220 and $7,175, respectively	22,641	18,376

Total assets	$1,408,661	$1,238,735

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2011	2010

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$449,000	$209,968
Term loan payable	—	74,850
Accounts payable and accrued expenses	26,446	22,435
Accrued compensation	2,222	1,803
Tenant security deposits	2,008	1,930
Other liabilities: derivative termination value	—	1,077
Acquired unfavorable real estate leases, less accumulated amortization of $3,759 and $2,744, respectively	7,618	5,114

Total liabilities	487,294	317,177

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 82,937,405 and 81,437,405 shares issued and outstanding, respectively	8	8
Additional paid-in capital	1,042,876	1,025,491
Accumulated other comprehensive loss	—	(1,077)
Earnings (distributions) in excess of accumulated earnings/distributions	(121,517)	(102,864)

Total stockholders’ equity	921,367	921,558

Total liabilities and stockholders’ equity	$1,408,661	$1,238,735

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Consolidated Statements of Income

	For the Year Ended
	December 31,
(in thousands, except per share amounts)	2011	2010	2009

Revenues:
Rental	$135,391	$114,638	$119,341
Related party revenue:
Management fees and interest income from loans	4,046	2,440	1,740
Other	49	88	62
Total revenues	139,486	117,166	121,143
Expenses:
Real estate operating expenses	36,685	33,600	30,806
Real estate taxes and insurance	20,433	18,077	18,892
Depreciation and amortization	48,249	36,155	35,304
Selling, general and administrative	6,913	6,399	4,452
Interest	12,666	7,284	6,570
Total expenses	124,946	101,515	96,024

Income before interest income, equity in earnings of non-consolidated REITs and taxes on income	14,540	15,651	25,119
Interest income	22	25	92
Equity in earnings of non-consolidated REITs	3,685	1,266	1,994

Income before taxes on income	18,247	16,942	27,205
Taxes on income	267	217	248

Income from continuing operations	17,980	16,725	26,957
Discontinued operations:
Income from discontinued operations, net of income tax	3,605	5,368	491
Gain on sale of properties, less applicable income tax	21,939	—	424
Total discontinued operations	25,544	5,368	915

Net income	$43,524	$22,093	$27,872

Weighted average number of shares outstanding, basic and diluted	81,857	79,826	73,001

Earnings per share, basic and diluted, attributable to:
Continuing operations	$0.22	$0.21	$0.37
Discontinued operations	$0.31	$0.07	0.01
Net income per share, basic and diluted	$0.53	$0.28	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

 Franklin Street Properties Corp.
Consolidated Statements of Other Comprehensive Income

	For the Year Ended December 31,
(in thousands)	2011	2010	2009

Net income	$43,524	$22,093	$27,872

Other comprehensive income:
Unrealized gain on derivative financial instruments	94	999	1,023
Amortized gain on derivative financial instruments	983	—	—
Total other comprehensive income	1,077	999	1,023

Comprehensive income	$44,601	$23,092	$28,895

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Consolidated Statements of Stockholders’ Equity

					Earnings
					(distributions)
				Accumulated	in excess of
			Additional	other	accumulated	Total
	Common Stock		Paid-In	comprehensive	earnings/	Stockholders’
(in thousands)	Shares	Amount	Capital	loss	distributions	Equity

Balance, December 31, 2008	70,481	$7	$889,019	$(3,099)	$(36,930)	$848,997
Comprehensive income	—	—	—	1,023	27,872	28,895
Shares issued for:
Equity Offering	9,200	1	114,694	—	—	114,695
Distributions	—	—	—	—	(55,313)	(55,313)
Balance, December 31, 2009	79,681	8	1,003,713	(2,076)	(64,371)	937,274
Comprehensive income	—	—	—	999	22,093	23,092
Shares issued for:
Equity Offering	1,756	—	21,778	—	—	21,778
Distributions	—	—	—	—	(60,586)	(60,586)
Balance, December 31, 2010	81,437	8	1,025,491	(1,077)	(102,864)	921,558
Comprehensive income	—	—	—	1,077	43,524	44,601
Shares issued for:
Equity Offering	1,500	—	17,385	—	—	17,385
Distributions	—	—	—	—	(62,177)	(62,177)
Balance, December 31, 2011	82,937	$8	$1,042,876	$—	$(121,517)	$921,367

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$43,524	$22,093	$27,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	50,261	39,627	36,561
Amortization of above market lease	(47)	1,362	3,359
Gain on sale of real estate assets	(21,939)	—	(424)
Equity in earnings of non-consolidated REITs	(3,086)	(1,183)	(2,012)
Distributions from non-consolidated REITs	3,474	1,633	2,283
Increase (decrease) in bad debt reserve	(365)	980	111
Changes in operating assets and liabilities:
Restricted cash	(73)	(86)	2
Tenant rent receivables	827	(1,120)	(564)
Straight-line rents	(9,878)	(4,249)	(1,879)
Prepaid expenses and other assets	1,611	865	907
Accounts payable, accrued expenses and other items	4,213	(351)	2,760
Accrued compensation	419	387	(238)
Tenant security deposits	78	122	(66)
Payment of deferred leasing commissions	(8,058)	(10,515)	(2,659)
Net cash provided by operating activities	60,961	49,565	66,013
Cash flows from investing activities:
Purchase of real estate assets, office computers and furniture	(174,020)	(38,781)	(104,544)
Acquired real estate leases	(62,230)	(15,563)	(27,779)
Investment in non-consolidated REITs	(10)	(11)	(13,218)
Distributions in excess of earnings from non-consolidated REITs	1,582	3,537	3,345
Investment in related party mortgage loan receivable	(82,832)	(21,149)	(35,410)
Changes in deposits on real estate assets	200	(200)	—
Investment in assets held for syndication	2,230	1,319	8,159
Proceeds received on sales of real estate assets	96,790	—	672
Net cash used in investing activities	(218,290)	(70,848)	(168,775)
Cash flows from financing activities:
Distributions to stockholders	(62,177)	(60,586)	(55,313)
Proceeds from equity offering	18,001	22,701	119,600
Offering costs	(706)	(833)	(4,905)
Borrowings under bank note payable	449,000	100,960	41,540
Repayments of bank note payable	(209,968)	—	—
Principal repayment under term loan payable	(74,850)	(150)	—
Deferred financing costs	(5,388)	—	—
Swap termination payment	(983)	—	—
Net cash provided by financing activities	112,929	62,092	100,922
Net increase (decrease) in cash and cash equivalents	(44,400)	40,809	(1,840)
Cash and cash equivalents, beginning of year	68,213	27,404	29,244
Cash and cash equivalents, end of year	$23,813	$68,213	$27,404

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2011	2010	2009

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$9,688	$6,931	$6,354
Taxes on income	$225	$245	$255
Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$733	$845	$1,936
Accrued offering costs	$—	$90	$—

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

1.              Organization

Franklin Street Properties Corp. (“FSP Corp.” or the “Company”), holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC, FSP Holdings LLC and FSP Protective TRS Corp.  FSP Investments LLC is a registered broker/dealer with the Securities and Exchange Commission and is a member of the Financial Industry Regulatory Authority, or FINRA.  FSP Property Management LLC provides asset management and property management services.  The Company also has a non-controlling common stock interest in 16 corporations organized to operate as real estate investment trusts (“REIT”) and a non-controlling preferred stock interest in three of those REITs.  Collectively, the 16 REITs are referred to as the “Sponsored REITs”.

As of December 31, 2011, the Company owned and operated a portfolio of real estate consisting of 36 properties, managed 16 Sponsored REITs and held seven promissory notes secured by mortgages on real estate owned by Sponsored REITs, including one mortgage loan with a revolving line of credit component, one construction loan and five revolving lines of credit.  From time-to-time, the Company may acquire real estate, make additional secured loans or acquire a Sponsored REIT.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Previously the Company, through FSP Investments LLC, structured real estate investments and offered broker/dealer services that included the organization of Sponsored REITs, the acquisition and development of real estate on behalf of Sponsored REITs and the raising of capital to equitize the Sponsored REITs through sale of preferred stock in private placements.  On December 15, 2011, the Company announced that it would no longer sponsor the syndication of shares of preferred stock in newly-formed Sponsored REITs.

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

Investments in non-consolidated REITs

The Company has a non-controlling common stock interest in 16 Sponsored REITs and a non-controlling preferred stock interest in three Sponsored REITs.  In December 2011, the Company announced that it will no longer sponsor the syndication of newly-formed Sponsored REITs, though it has the capability to sponsor the syndication of any additional shares of preferred stock in existing Sponsored REITs.

Common stock investments in Sponsored REITs were consolidated while the entity was controlled by the Company.  Following the commencement of syndication the Company exercises influence over, but does not control these entities and investments are accounted for using the equity method.  Under the equity method of accounting, the Company’s cost basis is adjusted by its share of the Sponsored REITs’ earnings, if any, prior to completion of the syndication. Equity in losses of Sponsored REITs is not recognized to the extent that the investment balance would become negative.  Distributions received are recognized as income once the investment balance is reduced to zero, unless there is a loan receivable from the Sponsored REIT entity.  Equity in losses or distributions received in excess of common stock investment were recorded as an adjustment to the carrying value of the assets held for syndication.

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

Costs related to property acquisition and improvements are capitalized.  Typical capital items include new roofs, site improvements, various exterior building improvements and major interior renovations.  Costs incurred in connection with leasing (primarily tenant improvements and leasing commissions) are capitalized and amortized over the lease period.  Routine replacements and ordinary maintenance and repairs that do not extend the life of the asset are expensed as incurred.  Funding for repairs and maintenance items typically is provided by cash flows from operating activities.  Depreciation is computed using the straight-line method over the assets’ estimated useful lives as follows:

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

Acquired Real Estate Leases and Amortization

The Company recorded the value of acquired real estate leases as a result of five direct acquisitions in 2011, one direct acquisition in 2010 and three direct acquisitions in 2009.  Acquired real estate leases represent costs associated with acquiring an in-place lease (i.e., the market cost to execute a similar lease, including leasing commission, legal, vacancy and other related costs) and the value relating to leases with rents above the market rate.  Amortization is computed using the straight-line method over the term of the leases, which range from 19 months to 281 months.  Amortization expense was approximately $13,697,000, $11,636,000 and $12,885,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Amortization related to costs associated with acquiring an in-place lease is included in depreciation and amortization on the consolidated statements of income.  Amortization related to leases with rents above the market rate is offset against the rental revenue in the consolidated statements of income. The estimated annual amortization expense for the five years and thereafter succeeding December 31, 2011 is as follows:

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

2.     Significant Accounting Policies (continued)

Acquired Real Estate Leases and Amortization (continued)

Year Ended
(in thousands)	December 31,
2012	$15,150
2013	16,018
2014	15,085
2015	14,374
2016	11,194
2017 and thereafter	19,792

Acquired Unfavorable Real Estate Leases and Amortization

The Company recorded the value of acquired unfavorable leases as a result of five direct acquisitions in 2011, one direct acquisition in 2010 and three direct acquisitions in 2009.  Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate.  Amortization is computed using the straight-line method over the term of the leases, which range from 23 months to 281 months.  Amortization expense was approximately $1,301,000, $1,147,000 and $992,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Amortization related to leases with rents below the market rate is included with rental revenue in the consolidated statements of income.  The estimated annual amortization for the five years and thereafter succeeding December 31, 2011 is as follows:

(in thousands)
2012	$1,454
2013	1,357
2014	1,235
2015	1,182
2016	809
2017 and thereafter	1,581

Discontinued Operations

The Company reports as discontinued operations, the income and expenses associated with a disposal group (i) that qualifies as a component of an entity, (ii) for which cash flows will be eliminated from the ongoing operations of the entity, and (iii) in which the Company will not have significant continuing involvement.

The Company accounts for properties sold or held for sale as discontinued operations.  Classification as held for sale typically occurs upon the execution of a purchase and sale agreement and belief by management that the sale or disposition is probable of occurrence within one year.  Upon determining that a property is held for sale, the Company discontinues depreciating the property and reflects the property in its consolidated balance sheets at the lower of its carrying amount or fair value less the cost to sell.  The Company presents property held for sale on its consolidated balance sheets as “Assets held for sale”, on a comparative basis.  The Company reports the results of operations of its properties sold or held for sale in its consolidated statements of income as discontinued operations if no significant continuing involvement exists after the sale or disposition.

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

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

2.     Significant Accounting Policies (continued)

Tenant Rent Receivables

Tenant rent receivables are expected to be collected within one year. The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments.  The computation of this allowance is based in part on the tenants’ payment history and current credit status.  The Company charged off $399,000 in receivables and increased its allowance by $34,000 during 2011; and charged off $195,000 in receivables and increased its allowance by $1,175,000 during 2010; and charged off $20,000 in receivables and increased its allowance by $131,000 during 2009 based on such analysis.

Related Party Mortgage Loan Receivable

Management monitors and evaluates the secured loans compared to the value of the underlying real estate and has not experienced a loss on these loans to date.

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

Financial Instruments

The Company estimates that the carrying values of cash and cash equivalents, restricted cash, mortgage loan receivable and the bank note payable approximate their fair values based on their short-term maturity and prevailing interest rates.

Straight-line Rent Receivable

Certain leases provide for fixed rent increases over the term of the lease. Rental revenue is recognized on a straight-line basis over the related lease term; however, billings by the Company are based on the lease agreements.  Straight-line rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $28,545,000 and $18,752,000 at December 31, 2011 and 2010, respectively.  The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments.  The computation of this allowance is based in part on the tenants’ payment history and current credit status.  The Company charged off $567,000 in receivables and increased its allowance by $2,000 during 2011; increased its allowance by $600,000 during 2010; and charged off $99,000 in receivables and decreased its allowance by $62,000 during 2009 based on such analysis.

Deferred Leasing Commissions

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space.  These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements.  Amortization expense was approximately $3,806,000, $2,867,000 and $2,665,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

2.     Significant Accounting Policies (continued)

Deferred Leasing Commissions (continued)

The estimated annual amortization for the five years and thereafter following December 31, 2011 is as follows:

(in thousands)
2012	$3,928
2013	3,590
2014	3,263
2015	2,800
2016	2,451
2017 and thereafter	6,609

Common Share Repurchases

The Company recognizes the gross cost of the common shares it repurchases as a reduction in stockholders’ equity using the treasury stock method.  Maryland law does not recognize a separate treasury stock account but provides that shares repurchased are classified as authorized but unissued shares.  Accordingly, the Company reduces common stock for the par value and the excess of the purchase price over the par value is a reduction to additional paid-in capital.

Revenue Recognition

Rental revenue includes income from leases, certain reimbursable expenses, straight-line rent adjustments and other income associated with renting the property.  A summary of rental revenue is shown in the following table:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Income from leases	$99,336	$87,667	$93,870
Reimbursable expenses	26,108	24,549	27,084
Straight-line rent adjustment	9,900	3,913	1,778
Amortization of favorable and unfavorable leases	47	(1,491)	(3,391)
	$135,391	$114,638	$119,341

Rental Revenue - The Company has retained substantially all of the risks and benefits of ownership of the Company’s commercial properties and accounts for its leases as operating leases. Rental income from leases, which includes rent concessions (including free rent and tenant improvement allowances) and scheduled increases in rental rates during the lease term, is recognized on a straight-line basis. The Company does not have any significant percentage rent arrangements with its commercial property tenants. Reimbursable costs are included in rental income in the period earned.

Other - Other income, including property and asset management fees, is recognized when the related services are performed and the earnings process is complete.

Segment Reporting

ASC 280 Segment Reporting (“ASC 280”) establishes standards for the way public entities report information about operating segments in the financial statements.  The Company is a REIT focused on real estate investments primarily in the suburban office market and currently operates in only one segment: real estate operations.  In December 2011, the Company discontinued the activities of its investment banking segment, which are included in discontinued operations for all periods presented.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

2.     Significant Accounting Policies (continued)

Income Taxes

Taxes on income for the years ended December 31, 2011, 2010 and 2009 represent taxes incurred by FSP Protective TRS Corp, which is a taxable REIT subsidiary and the State of Texas franchise tax applicable to FSP Corp., which is classified as an income tax for reporting purposes.  Taxes on income incurred by FSP Investments, which is a taxable REIT subsidiary, are classified in discontinued operations.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at December 31, 2011, 2010, and 2009. The denominator used for calculating basic and diluted net income per share was 81,857,000, 79,826,000 and 73,001,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. These inputs were considered and applied to the Company’s derivative, and Level 2 inputs were used to value the interest rate swap.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

2.     Significant Accounting Policies (continued)

Subsequent Events

In preparing these consolidated financial statements the Company evaluated events that occurred through the date of issuance of these financial statements for potential recognition or disclosure.

Reclassifications

Certain amounts in the 2010 and 2009 financial statements have been reclassified to conform to 2011 presentation. The reclassifications were related primarily to properties sold and the Company’s investment banking segment, which are presented as discontinued operations for all periods presented. Reclassifications of discontinued operations changed rental revenues, operating and maintenance expenses, depreciation and amortization, commission expenses, selling, general and administrative expenses, income taxes and the related assets, and reclassifications of distributions from non-consolidated REITs changed a portion of the distributions from operating to investing cash flows. There was no change to net income for any period presented as a result of these reclassifications.

Recent Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income.  This standard eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity and instead requires the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This standard is intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity.  This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company early adopted this update.

3.     Significant Acquisitions

During the year ended December 31, 2011, the Company acquired five properties with an aggregate of approximately 994,000 rentable square feet at an aggregate purchase price of approximately $214 million excluding closing costs and adjustments.  One property is located in Illinois, one property is located in North Carolina and three are located in Texas. The Company expensed in selling, general and administrative expenses approximately $620,000 related to these acquisitions.

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

The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

Value of Assets Acquired
(in thousands)

Real estate assets	$151,897
Value of acquired real estate leases	66,034
Acquired unfavorable leases	(3,804)
Total	$214,127

Pro forma operating results for the Company and the acquisitions are shown in the following table.  The results assume that the properties were acquired on January 1, 2010.  The results are not necessarily indicative of what the Company’s actual results of operations would have been for the period indicated, nor do they purport to represent the results of operations of any future period.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

3.              Significant Acquisitions (continued)

	For the Year Ended
(unaudited)	December 31,
(in thousands except per share amounts)	2011	2010

Revenue	$148,735	$140,796
Income from continuing operations	$18,225	$16,233
Net income	$43,769	$21,601
Weighted average shares outstanding	81,857	79,826

Income from continuing operations per share	$0.22	$0.20
Net income per share	$0.53	$0.27

During the year ended December 31, 2011, the Company recognized approximately $17.3 million of revenues and $3.6 million of net income from operations of these acquisitions.

4.              Related Party Transactions

Investment in Sponsored REITs

At December 31, 2011, the Company held an interest in 16 Sponsored REITs, all of which were fully syndicated.  At December 31, 2010, the Company held an interest in 15 Sponsored REITs, of which 14 were fully syndicated and one was in process.  At December 31, 2009, the Company held an interest in 14 Sponsored REITs, of which twelve were fully syndicated and two were in process.  The Company holds a non-controlling preferred stock investment in three of these Sponsored REITs, FSP Phoenix Tower Corp. (“Phoenix Tower”), FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

The table below shows the Company’s income and expenses from Sponsored REITs.  Management fees of $6,000, $14,000 and $2,000 for the years ended December 31, 2011, 2010 and 2009, respectively, and interest expense related to the Company’s mortgages on properties owned by these entities of $197,000, $38,000 and $6,000 for the years ended December 31, 2011, 2010 and 2009, respectively, are eliminated in consolidation.

	Year Ended December 31,
(in thousands)	2011	2010	2009
Operating Data:
Rental revenues	$1,482	$498	$74
Operating and maintenance expenses	480	536	50
Depreciation and amortization	610	146	6
Interest expense	197	38	6
Interest income	—	1	—
	$195	$(221)	$12

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

4.              Related Party Transactions (continued)

Equity in earnings (losses) of investment in non-consolidated REITs:

The following table includes equity in earnings of investments in non-consolidated REITs:

	Year Ended December 31,
(in thousands)	2011	2010	2009

Equity in earnings of Sponsored REITs	$1,696	$71	$153
Equity in earnings (losses) of Phoenix Tower	(14)	(47)	30
Equity in earnings of East Wacker	2,137	1,168	1,673
Equity in earnings of Grand Boulevard	(134)	74	138
	$3,685	$1,266	$1,994

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

The following table includes distributions received from non-consolidated REITs:

	Year Ended December 31,
(in thousands)	2011	2010	2009

Distributions from Sponsored REITs	$1,337	$391	$442
Distributions from Phoenix Tower	130	179	125
Distributions from East Wacker	3,319	3,705	4,661
Distributions from Grand Boulevard	270	895	400
	$5,056	$5,170	$5,628

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

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

4.              Related Party Transactions (continued)

The operating data below for 2011 includes operations of the 16 Sponsored REITs the Company held an interest in as of December 31, 2011.  The operating data below for 2010 includes operations of the 15 Sponsored REITs the Company held an interest in as of December 31, 2010.  The operating data below for 2009 includes operations of the 14 Sponsored REITs the Company held an interest in as of December 31, 2009.

Summarized financial information for the Sponsored REITs is as follows:

	December 31,	December 31,
(in thousands)	2011	2010

Balance Sheet Data (unaudited):
Real estate, net	$755,825	$767,938
Other assets	135,658	105,218
Total liabilities	(293,326)	(256,612)
Shareholders’ equity	$598,157	$616,544

	For the Year Ended
	December 31,
(in thousands)	2011	2010	2009

Operating Data (unaudited):
Rental revenues	$111,417	$91,406	$95,918
Other revenues	90	162	386
Operating and maintenance expenses	(55,672)	(50,339)	(50,080)
Selling, general and administrative	(604)	—	—
Depreciation and amortization	(33,909)	(27,138)	(24,359)
Interest expense	(17,180)	(11,160)	(9,412)
Net income	$4,142	$2,931	$12,453

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days’ notice.  Asset management fee income from non-consolidated entities amounted to approximately $958,000, $830,000 and $902,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

From time-to-time the Company may make secured loans (“Sponsored REIT Loans”) to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  Since December 2007, the Company has provided Sponsored REIT Loans in the form of revolving lines of credit to five Sponsored REITs, or to wholly-owned subsidiaries of those Sponsored REITs, a construction loan to one wholly-owned subsidiary of another Sponsored REIT and a mortgage loan with a revolving line of credit component to one wholly-owned subsidiary of another Sponsored REIT. The Company anticipates that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years.  Except for the mortgage loan with a revolving line of credit component which bears interest at a fixed rate, advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and most advances also require a 50 basis point draw fee.  In December 2011 the Company received a loan fee of $762,000 at the time of the closing of the mortgage loan with a revolving line of credit component, and a 1% fee will be paid on draws related to the revolving line of credit component, and a 0.49% fee will be paid on all amounts repaid under the loan.  In 2009,  the Company received a $210,000 loan commitment fee at the time of the closing of the Sponsored REIT Loan that is structured as a construction loan.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

4.              Related Party Transactions (continued)

Prior to terminating the activities of its investment banking segment in December 2011, the Company typically made an acquisition loan (“Acquisition Loans”) to each newly-formed Sponsored REIT which was secured by a mortgage on the borrower’s real estate.  These loans enabled Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests.  The Company anticipated that each Acquisition Loan would be repaid at maturity, or earlier, from the proceeds of the Sponsored REIT’s equity offering.  Each Acquisition Loan had a term of two years and bore interest at approximately the same rate paid by FSP Corp. for borrowings under the Revolver.    The Company made one Acquisition Loan for the syndication of FSP Union Centre Corp. during 2011, which was repaid on October 20, 2011.  There were no Acquisition Loans outstanding at December 31, 2011.  There was one Acquisition Loan outstanding for the syndication of FSP Monument Circle Corp., and one Acquisition Loan outstanding for the syndication of FSP Centre Pointe V Corp. as of December 31, 2010 and 2009, respectively.  The Acquisition Loan for FPS Monument Circle Corp. was repaid on March 1, 2011 and the Acquisition Loan for FSP Centre Pointe V Corp. was repaid on June 29, 2010.  Acquisition Loans are classified as assets held for syndication.

The following is a summary of the Sponsored REIT Loans outstanding as of December 31, 2011:

		Maximum	Amount			Interest
(dollars in 000’s)	Maturity	Amount	Drawn at	Interest	Draw	Rate at
Sponsored REIT	Date	of Loan	31-Dec-11	Rate (1)	Fee (2)	31-Dec-11

Revolving lines of credit
FSP Highland Place I Corp. (3)	31-Dec-12	$5,500	$1,125	L+4.4%	0.5%	4.67%
FSP Satellite Place Corp. (4)	31-Mar-13	5,500	5,500	L+4.4%	0.5%	4.67%
FSP 1441 Main Street Corp.(4) (a)	31-Mar-13	10,800	7,500	L+4.4%	0.5%	4.67%
FSP 505 Waterford Corp. (4)	30-Nov-12	7,000	1,650	L+4.4%	0.5%	4.67%
FSP Phoenix Tower Corp. (4) (b)	30-Nov-12	15,000	11,000	L+4.4%	0.5%	4.67%

Construction loan
FSP 385 Interlocken Development Corp. (4) (c) (d)	30-Apr-13	42,000	37,541	L+4.4%	n/a	4.67%

Mortgage loan
FSP 50 South Tenth Street Corp. (5)	31-Dec-13	106,200	76,200	6.51%	1.0%	6.51%

		$192,000	$140,516

(1) The interest rate is 30-Day LIBOR rate plus the additional rate indicated, otherwise a fixed rate.

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

(5) The loan has a fixed mortgage amount of $76,200,000 and a $30,000,000 revolving line of credit component.  A loan fee of $762,000 was paid related to the fixed mortgage component and a 1% fee will be paid on draws related to the line of credit component.  A 0.49% fee will be paid on all amounts repaid under the loan. As of December 31, 2011, no amounts have been drawn under the revolving line of credit component.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

4.              Related Party Transactions (continued)

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $3,087,000, $1,609,000 and $838,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

5.              Bank note payable and term note payable

As of December 31, 2011, the Company had a bank note payable, which is an unsecured revolving line of credit (the “New Revolver”), for advances up to $600 million with a group of banks.  The New Revolver matures on February 22, 2014 with a one-year extension available at the Company’s election and payment of a fee.

On February 22, 2011, the Company entered into the New Revolver for advances up to $500 million with a group of banks.  On May 19, 2011, the Company increased availability under the New Revolver by $100 million to $600 million by fully exercising an accordion feature.

The New Revolver requires compliance with various financial covenants, including minimum tangible net worth, maximum leverage ratios, maximum secured leverage ratios, minimum fixed charge leverage ratios, maximum unencumbered leverage ratios, minimum unsecured debt service coverage, dividend and distribution requirements, investment requirements and maximum secured recourse indebtedness values.  The Company was in compliance with the New Revolver financial covenants as of December 31, 2011.

The Company intends to draw on the New Revolver in the future for a variety of corporate purposes, including the funding of interim mortgage loans to Sponsored REITs and the acquisition of properties that it acquires directly for its portfolio.  The Company typically causes mortgage loans to Sponsored REITs to be secured by a first mortgage against the real property owned by the Sponsored REIT.  The Company may make secured loans to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes which would be repaid from long-term financing of the property, cash flows from the property or a capital event.

As of December 31, 2010, the Company had a bank note payable, which was an unsecured revolving line of credit (the “Revolver”), for advances up to $250 million that was scheduled to mature on August 11, 2011, and a term note payable, which was an unsecured term loan (the “Term Loan”), of $75 million that was scheduled to mature on October 15, 2011 and had two one-year extensions available at the Company’s election.  The Revolver and the Term Loan were with a group of banks.

The Revolver and Term Loan included restrictions on property liens and required compliance with various financial covenants. Financial covenants included the maintenance of at least $1,500,000 in operating cash accounts, a minimum unencumbered cash and liquid investments balance and tangible net worth; limitations on permitted secured debt and compliance with various debt and operating income ratios, as defined in the loan agreement. The Company was in compliance with the Revolver and Term Loan financial covenants as of December 31, 2010 and 2009, respectively.

Proceeds from the New Revolver were used to repay and terminate the Revolver and the Term Loan on February 22, 2011.  Borrowings under the New Revolver bear interest at either the bank’s base rate plus 85 to 200 basis points depending upon a leverage ratio at the time of borrowing (the bank’s base rate plus 95 basis points, or 4.20% at December 31, 2011) or a rate equal to LIBOR plus 185 to 300 basis points depending upon a leverage ratio at the time of borrowing (LIBOR plus 195 basis points, or 2.30% at December 31, 2011).  The loan terms include a facility fee at an annual rate of 30 to 50 basis points depending upon a leverage ratio (35 basis points at December 31, 2011), which is applied to the total amount of the New Revolver.  There were borrowings of $449,000,000 outstanding at a weighted average rate of 2.24% as of December 31, 2011.  The weighted average interest rate on amounts outstanding during the year ended December 31, 2011 on the New Revolver and the Revolver was approximately 1.95%.

Borrowings under the Revolver bore interest at either, the bank’s prime rate or a rate equal to LIBOR plus 100 basis points.  There were borrowings of $209,968,000 at a weighted average rate of 1.26% outstanding under the Revolver at December 31, 2010.  The weighted average interest rate on amounts outstanding during 2010 was approximately 1.33%.

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

6.              Financial Instruments: Derivatives and Hedging

The Company’s hedging activity was limited to an interest rate swap.  The purpose of the interest rate swap, which was terminated on February 22, 2011, was to fix the interest rate for the term of the loan and protect the Company from future interest rate increases on the Term Loan that is described in Note 6.

The fair value of the Company’s derivative instrument was determined using the net discounted cash flows of the expected cash flows of the derivative based on the market based interest rate curve. This financial instrument was classified within Level 2 of the fair value hierarchy and was classified as a liability on the condensed consolidated balance sheets.

The interest rate swap represented a cash flow hedge and was recorded at fair value and classified as a liability.  Changes in the recorded fair value of the interest rate swap were recorded to other comprehensive income. On February 22, 2011, the Company used approximately $983,000 to terminate the interest rate swap agreement applicable to the Term Loan.  The payment to terminate the interest rate swap liability was amortized into interest expense through October 15, 2011.

The interest amortization for the Company’s terminated interest rate swap reclassified from Accumulated Other Comprehensive Income into interest expense during 2011 was $983,000.  The effective portion of the loss on outstanding derivative recognized in Other Comprehensive Income during 2011 was $983,000.

7.              Stockholders’ Equity

Equity Offerings

On May 6, 2010, the Company entered into an on demand offering sales agreement whereby the Company may offer and sell up to an aggregate gross sales price of $75 million of its common stock from time to time (the “ATM Sales Program”).  Sales of shares of the Company’s common stock depend upon market conditions and other factors determined by the Company and may be deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE Amex or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by the Company in writing.  The Company has no obligation to sell any shares of its common stock, and may at any time suspend solicitation and offers. During the three months ended September 30, 2011 and the year ended December 31, 2011, the Company sold 1,500,000 shares of its common stock under the ATM Sales Program at an average price of $12.00 per share, for which approximately $360,000 was payable to the placement/sales agent and $256,000 was incurred for offering related expenses, raising net proceeds of approximately $17.4 million.  During the year ended December 31, 2010, the Company sold 1,756,700 shares of its common stock under the ATM Sales Program at an average price of $12.92 per share, for which approximately $454,000 was payable to the placement/sales agent and $469,000 was incurred for offering related expenses, raising net proceeds of approximately $21.8 million.

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

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

7.     Stockholders’ Equity (continued)

Equity-Based Compensation

On May 20, 2002, the stockholders of the Company approved the 2002 Stock Incentive Plan (the “Plan”).  The Plan is an equity-based incentive compensation plan, and provides for the grants of up to a maximum of 2,000,000 shares of the Company’s common stock (“Awards”).  All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted awards. Awards under the Plan are made at the discretion of the Company’s Board of Directors, and have no vesting requirements.  Upon granting an Award, the Company will recognize compensation cost equal to the fair value of the Company’s common stock, as determined by the Company’s Board of Directors, on the date of the grant.

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a taxable REIT subsidiary (“TRS”).  In the case of TRSs, the Company’s ownership of securities in all TRSs generally cannot exceed 25% of the value of all of the Company’s assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company’s assets.  FSP Investments and FSP Protective TRS Corp. are the Company’s taxable REIT subsidiaries operating as taxable corporations under the Code.

FSP Investments operated in the Company’s investment banking segment and in December 2011 announced it would no longer sponsor the syndication of Sponsored REITs, which were a significant amount of FSP Investments activities.  Revenues, expenses, and income tax benefits, net of valuation allowances, have been reclassified to discontinued operations for these activities.

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

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

8.     Federal Income Tax Reporting (continued)

any tax benefits from such NOLs is not assured.  The gross amount of NOLs available to the Company was $13,041,000, as of December 31, 2011, 2010 and 2009.

Income Tax Expense

The income tax expense reflected in the consolidated statements of income relates primarily to a franchise tax on our Texas properties.  FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties and the tax expense associated with these activities are reported in the table as Other Taxes in the table below:

	For the years ended December 31,
(Dollars in thousands)	2011	2010	2009

Revised Texas franchise tax	$253	$217	$242
Other Taxes	14	—	6
Taxes on income	$267	$217	$248

Taxes on income are a current tax expense.  No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

In May 2006, the State of Texas enacted a new business tax (the “Revised Texas Franchise Tax”) that replaced its existing franchise tax which the Company became subject to.  The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure it is considered an income tax.  The Company recorded a provision in income taxes on its income statement of $253,000, $217,000 and $242,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, the Company’s net tax basis of its real estate assets is more than the amount set forth in the Company’s consolidated balance sheets by $20,215,000 and at December 31, 2010 the net tax basis is less than the Company’s consolidated balance sheets by $45,596,000.

Reconciliation Between GAAP Net Income and Taxable Income

The following reconciles book net income to taxable income for the years ended December 31, 2011, 2010 and 2009.

	For the year ended December 31,
(in thousands)	2011	2010	2009

Net income per books	$43,524	$22,093	$27,872
Adjustments to book income:
Book depreciation and amortization	48,439	40,724	39,652
Tax depreciation and amortization	(31,409)	(26,901)	(25,057)
Tax basis more than book basis on assets sold	(1,281)	—	—
Straight line rent adjustment, net	(9,783)	(4,252)	(1,879)
Deferred rent, net	1,290	275	34
Non-taxable distributions	(767)	(2,026)	(2,435)
Other, net	2,728	6,355	5,445
Taxable income	52,741	36,268	43,632
Less: Capital gains recognized	(21,951)	(293)	(55)
Taxable income subject to distribution requirement	$30,790	$35,975	$43,577

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

8.     Federal Income Tax Reporting (continued)

Tax Components

The following summarizes the tax components of the Company’s common distributions paid per share for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$0.38	50.79%	$0.46	60.36%	$0.61	80.56%
Capital gain (1)	0.27	35.17%	0.00	0.48%	0.00	0.10%
Return of capital	0.11	14.04%	0.30	39.16%	0.15	19.34%

Total	$0.76	100%	$0.76	100%	$0.76	100%

(1)   For 2011, 2010 and 2009 the 29.78%, 0.48% and 0.10% of the total distributions are capital gains taxed at 15%.

9.     Commitments

The Company’s commercial real estate operations include the leasing of office buildings and industrial properties subject to leases with terms greater than one year. The leases expire at various dates through 2023.  The following is a schedule of approximate future minimum rental income on non-cancelable operating leases as of December 31, 2011:

(in thousands)	Year ending December 31,

2012	$107,788
2013	105,032
2014	101,659
2015	86,968
2016	78,264
Thereafter (2017-2023)	193,637
$673,348

The Company leases its corporate office space under an operating lease that commenced September 1, 2010 for a seven year term and has a five-year extension option.  The lease includes a base annual rent and additional rent for the Company’s share of taxes and operating costs and expires in 2017.  Future minimum lease payments are as follows:

(in thousands)	Year ending December 31,
2012	$355
2013	405
2014	417
2015	424
2016	428
Thereafter	324
$2,353

Rent expense was approximately $400,000, $366,000 and $353,000 for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in selling, general and administration expenses in the consolidated statements of income.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

8.     Commitments (continued)

The Company has entered into the Sponsored REIT Loans described in Note 4, which provide for up to $192.0 million in borrowings of which $140.5 million have been drawn and are outstanding as of December 31, 2011.  The Company anticipates that any advances made will be repaid at their maturity or earlier from long term financing of the underlying properties, cash flows of the underlying properties or some other capital events.

10.   Retirement Plan

In 2006, the Company established a 401(k) plan to cover eligible employees, which permits deferral of up to $16,500 per year (indexed for inflation) into the 401(k) plan, subject to certain limitations imposed by the Internal Revenue Code.  An employee’s elective deferrals are immediately vested upon contribution to the 401(k) plan.  The Company matches employee contributions to the 401(k) plan dollar for dollar up to 3% of each employee’s annual compensation up to $200,000.  In addition, we may elect to make an annual discretionary profit-sharing contribution.  The Company’s total contribution under the 401(k) plan amounted to $131,000, $125,000 and $115,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

11.   Discontinued Operations

In December 2011, the Company discontinued the activities of the investment banking segment.  The Company also classifies properties sold or held for sale as discontinued operations.

The Company sold an industrial property located in Savage, Maryland on June 24, 2011 and in 2010 reached an agreement to sell a commercial property, located in Falls Church, Virginia, which was sold on January 21, 2011.  Both properties were sold at gains.  The Falls Church, Virginia property was classified as an asset held for sale at December 31, 2010.  Accordingly, the property was classified as discontinued for all periods presented.  The Company also recognized a gain on a small piece of land as a result of a land taking of approximately $424,000 during the year ended December 31, 2009.

The assets held for sale are summarized below:

December 31,
(in thousands)	2010

Land	$13,355
Building	54,708
68,063
Less accumulated depreciation	2,824
65,239
Straight-line rent receivable	658
Deferred leasing comissions, net of accumulated amortization of $200	79
Acquired real estate leases and unfavorable real estate leases, less accumulated amortization of $1,844	8,971
$74,947

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

11.     Discontinued Operations (continued)

The Company reports the results of operations of its properties classified as discontinued operations in its consolidated statements of income, which includes rental income, rental operating expenses, real estate taxes and insurance, depreciation and amortization.  In addition, in December 2011, the Company announced it would no longer sponsor the syndication of newly-formed Sponsored REITs and cash flows related to this activity will be eliminated from ongoing operations.  Accordingly, the Company reported the investment banking activities as discontinued operations in its consolidated statements of income, which includes syndication and transaction fee revenues, selling, general and administrative expenses, commission expenses, depreciation and amortization, interest income and income tax benefits.  Selling, general and administrative expenses include $378,000 of severance costs and professional fees related to discontinuing investment banking activities.  The assets of the investment banking segment included in the consolidated balance sheet at December 31, 2011 and 2010 is zero and $3.0 million, respectfully, related to assets held for syndications, net.

The operating results for discontinued operations are summarized below.

	For the Year Ended
	December 31,
(in thousands)	2011	2010	2009
Rental revenue	$689	$8,748	$2,732
Related party revenue:
Syndication fees	4,670	2,544	2,428
Transaction fees	4,454	2,727	2,080
Other income	42	—	—
Rental operating expenses	(5)	(73)	(16)
Real estate taxes and insurance	(56)	(1,008)	(712)
Selling, general and administrative	(3,430)	(2,887)	(4,062)
Commissions	(2,535)	(1,477)	(1,801)
Depreciation and amortization	(238)	(3,207)	(989)
Income tax benefit	—	—	827
Interest income	14	1	4
Net income from discontinued operations	$3,605	$5,368	$491

12.     Subsequent Events

On January 13, 2012, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on February 16, 2012 to stockholders of record on January 27, 2012.

On February 1, 2012, the Company entered into a Sponsored REIT Loan in the form of a secured revolving line of credit of up to $15.0 million with an entity that is wholly-owned by one of our Sponsored REITs, FSP Galleria North Corp. On February 8, 2012, the Company made a $120,000 advance pursuant to that Sponsored REIT Loan.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

13.     Selected Unaudited Quarterly Information

Certain amounts in the 2011 and 2010 unaudited quarterly information have been reclassified to present properties sold and the Company’s investment banking segment as discontinued operations for all periods presented.  Selected unaudited quarterly information is shown in the following table:

	2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Revenue	$31,914	$34,762	$34,716	$38,094

Income from continuing operations	$4,555	$4,664	$3,453	$5,308
Income from discontinued operations	$20,212	$5,717	$(139)	$(246)
Net income	$24,767	$10,381	$3,314	$5,062

Basic and diluted net income per share	$0.30	$0.13	$0.04	$0.06

Weighted average number of shares outstanding	81,437	81,437	81,600	82,937

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Revenue	$29,129	$27,611	$29,871	$30,555

Income from continuing operations	$4,885	$4,536	$4,000	$3,304
Income from discontinued operations	$677	$1,418	$758	$2,515
Net income	$5,562	$5,954	$4,758	$5,819

Basic and diluted net income per share	$0.07	$0.07	$0.06	$0.07

Weighted average number of shares outstanding	79,681	79,681	79,751	80,187

Schedule II

Franklin Street Properties Corp.

Valuation and qualifying accounts:

(in thousands)

		Additions
		(Decreases)
	Balance at	charged to			Balance
	beginning	costs and			at end
Classification	of year	expenses	Deductions	Other	of year

Allowance for doubtful accounts
2009	509	131	(20)	—	620
2010	620	1,175	(195)	—	1,600
2011	1,600	34	(399)	—	1,235

Straight-line rent allowance for doubtful accounts
2009	261	(62)	(99)	—	100
2010	100	600	—	—	700
2011	700	2	(567)	—	135

SCHEDULE III

FRANKLIN STREET PROPERTIES CORP.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

		Initial Cost			Historical Cost
Description	Encumbrances (1)	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (2)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life Years	Year Built	Date of Acquisition (3)
		(in thousands)
Commercial Properties:

Park Seneca, Charlotte, NC	—	$1,815	$7,917	$611	$1,812	$8,531	$10,343	$2,983	$7,360	5-39	1969	1997
Hillview Center, Milpitas, CA	—	2,203	2,813	7	2,203	2,820	5,023	922	4,101	5-39	1984	1999
Southfield Centre, Southfield, MI	—	4,344	11,455	3,517	4,344	14,972	19,316	4,321	14,995	5-39	1977	1999
Forest Park, Charlotte, NC	—	1,559	5,672	171	1,559	5,843	7,402	1,345	6,057	5-39	1999	1999
Centennial Center, Colorado Springs, CO	—	1,549	11,877	1,080	1,549	12,957	14,506	3,461	11,045	5-39	1999	2000
Meadow Point, Chantilly, VA	—	2,634	18,911	6,446	2,634	25,357	27,991	5,056	22,935	5-39	1999	2001
Timberlake, Chesterfield, MO	—	2,984	38,661	2,644	2,984	41,305	44,289	10,302	33,987	5-39	1999	2001
Northwest Point, Elk Grove Village, IL	—	2,914	26,295	7,228	2,914	33,523	36,437	8,937	27,500	5-39	1999	2001
Timberlake East, Chesterfield, MO	—	2,626	17,608	2,069	2,626	19,677	22,303	5,028	17,275	5-39	2000	2002
Park Ten, Houston, TX	—	1,061	21,303	1,674	569	23,469	24,038	5,283	18,755	5-39	1999	2002
Federal Way, Federal Way, WA	—	2,518	13,212	2,028	2,518	15,240	17,758	3,524	14,234	5-39	1982	2001
Addison, Addison, TX	—	4,325	48,040	4,391	4,325	52,431	56,756	10,234	46,522	5-39	1999	2002
Collins, Richardson, TX	—	4,000	42,598	3,988	4,000	46,586	50,586	7,958	42,628	5-39	1999	2003
Montague, San Jose, CA	—	10,250	5,254	3,531	10,250	8,785	19,035	1,633	17,402	5-39	1982	2002
Greenwood, Englewood, CO	—	3,100	30,201	2,949	3,100	33,150	36,250	5,379	30,871	5-39	2000	2005
River Crossing, Indianapolis, IN	—	3,000	36,926	1,487	3,000	38,413	41,413	6,744	34,669	5-39	1998	2005
Willow Bend, Plano, TX	—	3,800	14,842	2,610	3,800	17,452	21,252	2,635	18,617	5-39	1999	2000
Innsbrook, Glenn Allen, VA	—	5,000	40,216	3,937	5,000	44,153	49,153	6,578	42,575	5-39	1999	2003
380 Interlocken, Bloomfield, CO	—	8,275	34,462	6,113	8,275	40,575	48,850	6,980	41,870	5-39	2000	2003
Blue Lagoon, Miami, FL	—	6,306	46,124	1,218	6,306	47,342	53,648	6,729	46,919	5-39	2002	2003
Eldridge Green, Houston, TX	—	3,900	43,791	1,071	3,900	44,862	48,762	6,406	42,356	5-39	1999	2004
Liberty Plaza, Addison, TX	—	4,374	21,146	3,863	4,374	25,009	29,383	5,161	24,222	5-39	1985	2006
One Overton, Atlanta, GA	—	3,900	77,229	2,572	3,900	79,801	83,701	12,073	71,628	5-39	2002	2006
FSP 390 Interlocken, Broomfield, CO	—	7,013	37,751	3,085	7,013	40,836	47,849	6,021	41,828	5-39	2002	2006
East Baltimore, Baltimore, MD	—	4,600	55,267	1,183	4,600	56,450	61,050	6,707	54,343	5-39	1989	2007
Park Ten II, Houston, TX	—	1,300	31,712	207	1,300	31,919	33,219	3,026	30,193	5-39	2006	2006
Lakeside Crossing, Maryland Heights, MO	—	1,900	16,192	2	1,900	16,194	18,094	1,280	16,814	5-39	2008	2008
Dulles Virginia, Sterling, VA	—	4,813	13,285	0	4,813	13,285	18,098	1,022	17,076	5-39	1999	2008
Stonecroft, Chantilly, VA	—	2,102	18,003	0	2,102	18,003	20,105	1,154	18,951	5-39	2008	2009
Eden Bluff, Eden Prairie, MN	—	5,422	9,294	0	5,422	9,294	14,716	595	14,121	5-39	2006	2009
121 South Eight Street, Minneapolis, MN	—	8,628	15,214	830	8,628	16,044	24,672	618	24,054	5-39	1974	2010
909 Davis, Evanston, IL	—	4,912	18,229	0	4,912	18,229	23,141	117	23,024	5-39	2002	2011
Emperor Boulevard, Durham, NC	—	2,423	53,997	52	2,423	54,049	56,472	1,154	55,318	5-39	2009	2011
Legacy Tennyson Center, Plano, TX	—	3,067	22,064	0	3,067	22,064	25,131	471	24,660	5-39	2008	2011
One Legacy Circle, Plano, TX	—	2,590	36,608	861	2,590	37,469	40,059	717	39,342	5-39	2008	2011
East Renner Road, Richardson, TX	—	2,791	5,216	0	2,791	5,216	8,007	33	7,974	5-39	1999	2011
Balance — Real Estate	—	$137,998	$949,385	$71,425	$137,503	$1,021,305	$1,158,808	$152,587	$1,006,221

(1)                There are no encumbrances on the above properties.

(2)                The aggregate cost for Federal Income Tax purposes is $1,206,892,000.

(3)                Original date of acquisition by Sponsored Entity.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,
(in thousands)	2011	2010	2009
Real estate investments, at cost:
Balance, beginning of year	$1,053,678	$1,020,787	$918,184
Acquisitions	151,897	23,842	97,006
Improvements	21,296	9,049	5,845
Assets held for sale	—	(68,063)	(68,063)
Dispositions	(68,063)	—	(248)
Balance -Real Estate	1,158,808	985,615	952,724

Assets held for sale	—	68,063	68,063
Balance, end of year	$1,158,808	$1,053,678	$1,020,787

Accumulated depreciation:
Balance, beginning of year	$125,741	$98,954	$74,126
Depreciation	29,729	26,787	24,828
Assets held for sale	—	(2,824)	(1,421)
Dispositions	(2,883)	—	—
Balance - Accumulated Depreciation	152,587	122,917	97,533

Assets held for sale	—	2,824	1,421
Balance, end of year	$152,587	$125,741	$98,954