Form 10-Q
period 2012-03-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2012-05-01
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012.

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

The number of shares of common stock outstanding as of April 27, 2012 was 82,937,405.

Franklin Street Properties Corp.

Form 10-Q

Quarterly Report

March 31, 2012

PART I – FINANCIAL INFORMATION

Item 1.            Financial Statements

Franklin Street Properties Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share and par value amounts)	2012	2011
Assets:
Real estate assets:
Land	$137,503	$137,503
Buildings and improvements	1,023,905	1,020,449
Fixtures and equipment	885	856
	1,162,293	1,158,808
Less accumulated depreciation	160,430	152,587
Real estate assets, net	1,001,863	1,006,221
Acquired real estate leases, less accumulated amortization of $29,303 and $31,189, respectively	87,073	91,613
Investment in non-consolidated REITs	87,061	87,598
Cash and cash equivalents	29,283	23,813
Restricted cash	511	493
Tenant rent receivables, less allowance for doubtful accounts of $1,300 and $1,235, respectively	1,090	1,460
Straight-line rent receivable, less allowance for doubtful accounts of $135 and $135, respectively	31,932	28,545
Prepaid expenses	1,164	1,223
Related party mortgage loan receivables	172,286	140,516
Other assets	3,528	4,070
Office computers and furniture, net of accumulated depreciation of $470 and $428, respectively	478	468
Deferred leasing commissions, net of accumulated amortization of $10,174 and $9,220, respectively	22,259	22,641
Total assets	$1,438,528	$1,408,661
Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$494,000	$449,000
Accounts payable and accrued expenses	23,311	26,446
Accrued compensation	446	2,222
Tenant security deposits	2,181	2,008
Acquired unfavorable real estate leases, less accumulated amortization of $4,069 and $3,759, respectively	7,243	7,618
Total liabilities	527,181	487,294

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.0001 par value, 180,000,000 shares authorized, 82,937,405 and 82,937,405 shares issued and outstanding, respectively	8	8
Additional paid-in capital	1,042,876	1,042,876
Accumulated distributions in excess of accumulated earnings	(131,537)	(121,517)
Total stockholders’ equity	911,347	921,367
Total liabilities and stockholders’ equity	$1,438,528	$1,408,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011

Revenue:
Rental	$36,668	$31,099
Related party revenue:
Management fees and interest income from loans	2,616	808
Other	34	7
Total revenue	39,318	31,914

Expenses:
Real estate operating expenses	9,077	8,732
Real estate taxes and insurance	5,813	4,759
Depreciation and amortization	13,256	10,745
Selling, general and administrative	2,077	1,644
Interest	3,677	2,408

Total expenses	33,900	28,288

Income before interest income, equity in earnings of non-consolidated REITs and taxes	5,418	3,626
Interest income	8	11
Equity in earnings of non-consolidated REITs	391	968

Income before taxes on income	5,817	4,605
Taxes on income	79	50

Income from continuing operations	5,738	4,555

Discontinued operations:
Income from discontinued operations, net of income tax	-	620
Gain on sale of property less applicable income tax	-	19,592
Total discontinued operations	-	20,212

Net income	$5,738	$24,767

Weighted average number of shares outstanding, basic and diluted	82,937	81,437

Earnings per share, basic and diluted, attributable to:
Continuing operations	$0.07	$0.05
Discontinued operations	-	0.25
Net income per share, basic and diluted	$0.07	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Other Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2012	2011

Net income	$5,738	$24,767

Other comprehensive income:
Unrealized gain on derivative financial instruments	-	94
Amortized gain on derivative financial instruments	-	155
Total other comprehensive income	-	249

Comprehensive income	$5,738	$25,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$5,738	$24,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	13,763	11,109
Amortization of above market lease	40	(6)
Gain on sale of real estate assets	-	(19,592)
Equity in earnings of non-consolidated REITs	(391)	(1,066)
Distributions from non-consolidated REITs	487	1,283
Increase (decrease) in bad debt reserve	65	(375)
Changes in operating assets and liabilities:
Restricted cash	(18)	(20)
Tenant rent receivables, net	305	609
Straight-line rents, net	(1,517)	(2,303)
Prepaid expenses and other assets, net	93	88
Accounts payable and accrued expenses	(3,388)	(1,212)
Accrued compensation	(1,776)	(1,200)
Tenant security deposits	173	603
Payment of deferred leasing commissions	(641)	(2,819)
Net cash provided by operating activities	12,933	9,866
Cash flows from investing activities:
Purchase of real estate assets, office computers and furniture	(5,376)	(124,307)
Acquired real estate leases	-	(45,032)
Investments in non-consolidated REITs	(1)	(9)
Distributions in excess of earnings from non-consolidated REITs	442	484
Investment in related party mortgage loan receivable	(31,770)	(2,432)
Changes in deposits on real estate assets	-	200
Investment in assets held for syndication, net	-	(45,186)
Proceeds received on sales of real estate assets	-	89,382
Net cash used in investing activities	(36,705)	(126,900)
Cash flows from financing activities:
Distributions to stockholders	(15,758)	(15,473)
Proceeds from equity offering, net	-	(90)
Borrowings under bank note payable	45,000	404,000
Repayment of bank note payable	-	(209,968)
Repayment of term loan payable	-	(74,850)
Deferred financing costs	-	(4,328)
Swap termination payment	-	(982)
Net cash provided by financing activities	29,242	98,309
Net decrease in cash and cash equivalents	5,470	(18,725)
Cash and cash equivalents, beginning of period	23,813	68,213
Cash and cash equivalents, end of period	$29,283	$49,488

Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$986	$274

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Organization, Properties, Basis of Presentation, Financial Instruments and Recent Accounting Standards

Organization

Franklin Street Properties Corp. (“FSP Corp.” or the “Company”) holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC, FSP Holdings LLC and FSP Protective TRS Corp.  FSP Investments LLC is a registered broker/dealer with the Securities and Exchange Commission and is a member of the Financial Industry Regulatory Authority, or FINRA.  FSP Property Management LLC provides asset management and property management services.  The Company also has a non- controlling common stock interest in 16 corporations organized to operate as real estate investment trusts (“REITs”) and a non-controlling preferred stock interest in three of those REITs.  Collectively, the 16 REITs are referred to as the “Sponsored REITs”.

As of March 31, 2012, the Company owned and operated a portfolio of real estate consisting of 36 properties, managed 16 Sponsored REITs and held eight promissory notes secured by mortgages on real estate owned by Sponsored REITs, including one mortgage loan with a revolving line of credit component, one construction loan and six revolving lines of credit.  From time to time, the Company may acquire real estate, make additional secured loans or acquire a Sponsored REIT.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

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

Properties

The following table summarizes the Company’s investment in real estate assets, excluding assets held for syndication and assets held for sale:

	As of March 31,
	2012	2011
Commercial real estate:
Number of properties	36	35
Rentable square feet	7,052,068	6,845,176

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company include all the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012 or for any other period.

Reclassifications

Certain amounts from the 2011 income statement and cash flows have been reclassified to conform to the 2012 presentation.  The reclassifications were related primarily to properties sold and the Company’s investment banking segment, which are presented as discontinued operations for all periods presented. Reclassifications of discontinued operations changed rental revenues, operating and maintenance expenses,

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Organization, Properties, Basis of Presentation, Financial Instruments and Recent Accounting Standards (continued)

depreciation and amortization, commission expenses, selling, general and administrative expenses, income taxes and the related assets, and reclassifications of distributions from non-consolidated REITs changed a portion of the distributions from operating to investing cash flows. There was no change to net income for any period presented as a result of these reclassifications.

Financial Instruments

The Company estimates that the carrying values of cash and cash equivalents, restricted cash, mortgage loan receivables and the bank note payable approximate their fair values based on their short-term maturity and prevailing interest rates.

2.     Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At March 31, 2012, the Company held an interest in 16 Sponsored REITs, all of which were fully syndicated, and the Company no longer derives economic benefits or risks from the common stock interest that is retained in them.  One entity was not fully syndicated at March 31, 2011, which was FSP Union Centre Corp.  The Company holds a non-controlling preferred stock investment in three of these Sponsored REITs, FSP Phoenix Tower Corp. (“Phoenix Tower”), FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

Equity in earnings of investment in non-consolidated REITs:

The following table includes equity in earnings of investments in non-consolidated REITs:

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Equity in earnings of Sponsored REITs	$-	$537
Equity in earnings (loss) of Phoenix Tower	3	(4)
Equity in earnings of East Wacker	439	381
Equity in earnings (loss) of Grand Boulevard	(51)	54
	$391	$968

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

Equity in earnings (loss) of Grand Boulevard is derived from the Company’s preferred stock investment in the entity.  In May 2009, the Company purchased 175.5 preferred shares or 27.0% of the outstanding preferred shares of Grand Boulevard for $15,049,000 (which represented $17,550,000 at the offering price net of commissions of $1,404,000, loan fees of $1,009,000 and acquisition fees of $88,000 that were excluded).

The Company recorded distributions declared of $929,000 and $1,767,000 from non-consolidated REITs during the three months ended March 31, 2012 and 2011, respectively.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.             Related Party Transactions and Investments in Non-consolidated Entities (continued)

Non-consolidated REITs:

The Company has in the past acquired by merger entities similar to the Sponsored REITs.  The Company’s business model for growth includes the potential acquisition by merger of Sponsored REITs.  The Company has no legal or any other enforceable obligation to acquire or to offer to acquire any Sponsored REIT.  In addition, any offer (and the related terms and conditions) that might be made in the future to acquire any Sponsored REIT would require the approval of the boards of directors of the Company and the Sponsored REIT and the approval of the shareholders of the Sponsored REIT.

The operating data below for 2012 and 2011 includes operations of the 16 Sponsored REITs the Company held an interest in as of March 31, 2012 and 2011, respectively.

At March 31, 2012, December 31, 2011 and March 31, 2011, the Company had ownership interests in 16 Sponsored REITs.  Summarized financial information for these Sponsored REITs is as follows:

	March 31,	December 31,
(in thousands)	2012	2011

Balance Sheet Data (unaudited):
Real estate, net	$750,499	$755,825
Other assets	163,234	135,658
Total liabilities	(321,202)	(293,326)
Shareholders’ equity	$592,531	$598,157

	For the Three Months Ended
	March 31,
(in thousands)	2012	2011

Operating Data (unaudited):
Rental revenues	$27,658	$27,005
Other revenues	37	16
Operating and maintenance expenses	(13,750)	(13,932)
Selling, general and administrative	-	(787)
Depreciation and amortization	(8,672)	(7,706)
Interest expense	(4,381)	(3,358)
Net income	$892	$1,238

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $284,000 and $218,000 for the three months ended March 31, 2012 and 2011, respectively.

From time to time the Company may make secured loans (“Sponsored REIT Loans”) to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  Since December 2007, the Company has provided Sponsored REIT Loans in the form of revolving lines of credit to six Sponsored REITs, or to wholly-owned subsidiaries of those Sponsored REITs, a construction loan to one wholly-owned subsidiary of another Sponsored REIT and a mortgage loan with a revolving line of credit component to one wholly-owned subsidiary of another Sponsored REIT. The Company anticipates that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years.  Except for the mortgage loan with a revolving line of credit component which bears interest at a fixed rate, advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and most advances also require a 50 basis point draw fee.  In December 2011, the Company received a loan fee of $762,000 at the time of the closing of the

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.             Related Party Transactions and Investments in Non-consolidated Entities (continued)

mortgage loan with a revolving line of credit component, in March 2012, a $300,000 fee was paid in connection with a $30 million draw from the revolving line of credit component, and a 0.49% fee will be paid on all amounts repaid under the loan.

Prior to terminating the activities of its investment banking segment in December 2011, the Company typically made an acquisition loan (“Acquisition Loans”) to each newly-formed Sponsored REIT which was secured by a mortgage on the borrower’s real estate. These loans enabled Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests.  The Company anticipated that each Acquisition Loan would be repaid at maturity, or earlier, from the proceeds of the Sponsored REIT’s equity offering.  Each Acquisition Loan had a term of two years and bore interest at approximately the same rate paid by FSP Corp. for borrowings under the Revolver.  The Company made one Acquisition Loan for the syndication of FSP Union Centre Corp. during 2011, which was repaid on October 20, 2011.  There were no Acquisition Loans outstanding at March 31, 2012 or December 31, 2011.

The following is a summary of the Sponsored REIT Loans outstanding as of March 31, 2012:

(dollars in thousands)		Maximum	Amount			Interest
	Maturity	Amount	Drawn at	Interest	Draw	Rate at
Sponsored REIT	Date	of Loan	31-Mar-12	Rate (1)	Fee (2)	31-Mar-12

Revolving lines of credit
FSP Highland Place I Corp. (3)	31-Dec-12	$5,500	$1,125	L+4.4%	0.5%	4.64%
FSP Satellite Place Corp. (4)	31-Mar-13	5,500	5,500	L+4.4%	0.5%	4.64%
FSP 1441 Main Street Corp.(4) (a)	31-Mar-13	10,800	7,500	L+4.4%	0.5%	4.64%
FSP 505 Waterford Corp. (4)	30-Nov-12	7,000	1,950	L+4.4%	0.5%	4.64%
FSP Phoenix Tower Corp. (4) (b)	30-Nov-12	15,000	12,000	L+4.4%	0.5%	4.64%
FSP Gallieria North Corp. (e)	30-Jan-15	15,000	470	L+5.0%	0.5%	5.24%

Construction loan
FSP 385 Interlocken
Development Corp. (4) (c) (d)	30-Apr-13	42,000	37,541	L+4.4%	n/a	4.64%

Mortgage loan
FSP 50 South Tenth Street Corp. (5)	31-Dec-13	106,200	106,200	6.51%	1.0%	6.51%

		$207,000	$172,286

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

(e) The borrower is FSP Galleria North Limited Partnership, a wholly-owned subsidiary.

(5) The loan has a fixed mortgage amount of $76,200,000 and a $30,000,000 revolving line of credit component.  A loan fee of $762,000 was paid related to the fixed mortgage component and a $300,000 fee was paid upon a $30 million draw from the revolving line of credit component in March 2012.  A 0.49% fee will be paid on all amounts repaid under the loan.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.                                      Related Party Transactions and Investments in Non-consolidated Entities (continued)

The Company recognized interest income and fees from the Acquisition Loan and Sponsored REIT Loans of approximately $2,327,000 and $590,000 for the three months ended March 31, 2012 and 2011, respectively.

3.              Bank note payable and term note payable

As of March 31, 2012, the Company had a bank note payable, which is an unsecured revolving line of credit (the “New Revolver”), for advances up to $600 million with a group of banks.  The New Revolver matures on February 22, 2014 with a one-year extension available at the Company’s election and payment of a fee.

On February 22, 2011, the Company entered into the New Revolver for advances up to $500 million with a group of banks.  On May 19, 2011, the Company increased availability under the New Revolver by $100 million to $600 million by fully exercising an accordion feature.

The New Revolver requires compliance with various financial covenants, including minimum tangible net worth, maximum leverage ratios, maximum secured leverage ratios, minimum fixed charge leverage ratios, maximum unencumbered leverage ratios, minimum unsecured debt service coverage, dividend and distribution requirements, investment requirements and maximum secured recourse indebtedness values.  The Company was in compliance with the New Revolver financial covenants as of March 31, 2012.

The Company intends to draw on the New Revolver in the future for a variety of corporate purposes, including the funding of interim mortgage loans to Sponsored REITs and the acquisition of properties that it acquires directly for its portfolio.  The Company typically causes mortgage loans to Sponsored REITs to be secured by a first mortgage against the real property owned by the Sponsored REIT.  The Company may make secured loans to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes which would be repaid from long term financing of the property, cash flows from the property or a capital event.

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

Proceeds from the New Revolver were used to repay and terminate the Revolver and the Term Loan on February 22, 2011.  Borrowings under the New Revolver bear interest at either the bank’s base rate plus 85 to 200 basis points depending upon a leverage ratio at the time of borrowing (the bank’s base rate plus 110 basis points, or 4.35% at March 31, 2012) or a rate equal to LIBOR plus 185 to 300 basis points depending upon a leverage ratio at the time of borrowing (LIBOR plus 210 basis points, or 2.34% at March 31, 2012).  The loan terms include a facility fee at an annual rate of 30 to 50 basis points depending upon a leverage ratio (40 basis points at March 31, 2012), which is applied to the total amount of the New Revolver.  There were borrowings of $494,000,000 outstanding at a weighted average rate of 2.34% as of March 31, 2012.  The weighted average interest rate on amounts outstanding during the three months ended March 31, 2012 on the New Revolver was approximately 2.23%.

There were borrowings of $449,000,000 outstanding at a weighted average rate of 2.24% as of December 31, 2011.  The weighted average interest rate on amounts outstanding during the year ended December 31, 2011 on the New Revolver and the Revolver was approximately 1.95%.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.              Bank note payable and term note payable (continued)

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

4.              Financial Instruments: Derivatives and Hedging

The Company’s hedging activity was limited to an interest rate swap.  The purpose of the interest rate swap, which was terminated on February 22, 2011, was to fix the interest rate for the term of the loan and protect the Company from future interest rate increases on the Term Loan that is described in Note 3.

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

The interest amortization for the Company’s terminated interest rate swap reclassified from Accumulated Other Comprehensive Income into interest expense for the three months ended  March 31, 2011 was $155,000 and for the year ended December 31, 2011 was $983,000.  The effective portion of the loss on outstanding derivative recognized in Other Comprehensive Income for the three months ended March 31, 2011 was $155,000 and for the year ended December 31, 2011 was $983,000.

5.              Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at March 31, 2012 and 2011, respectively.

6.              Stockholders’ Equity

As of March 31, 2012, the Company had 82,937,405 shares of common stock outstanding.

Equity Offerings

On May 6, 2010, the Company entered into an on demand offering sales agreement whereby the Company may offer and sell up to an aggregate gross sales price of $75 million of its common stock from time to time (the “ATM Sales Program”).  The on demand offering sales agreement for the ATM Sales Program was amended on April 27, 2012 in connection with the Company’s filing of a new Registration Statement on Form S-3.  Sales of shares of the Company’s common stock depend upon market conditions and other factors determined by the Company and may be deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE Amex or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by the Company in writing.  The Company has no obligation to sell any shares of its common stock, and may at any time suspend solicitation and offers. During the three months ended March 31, 2012, the Company did not sell any shares under the ATM Sales Program.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

(Unaudited)

6.              Stockholders’ Equity (continued)

The Company declared and paid dividends as follows (in thousands, except per share amounts):

Quarter Paid	Dividends Per Share	Total Dividends

First quarter of 2012	$0.19	$15,758
First quarter of 2011	$0.19	$15,473

7.                        Income Taxes

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

In May 2006, the state of Texas enacted a new business tax (the “Revised Texas Franchise Tax”) that replaced its existing franchise tax which the Company became subject.  The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure it is considered an income tax.  The Company recorded a provision in income taxes on its income statement of $77,000 and $50,000 for the three months ended March 31, 2012 and 2011, respectively.

The income tax expense reflected in the consolidated statements of income relates primarily to a franchise tax on our Texas properties.  FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties and the tax expense associated with these activities are reported as Other Taxes in the table below:

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

(Unaudited)

7.                        Income Taxes (continued)

	For the
	Three Months Ended
	March 31,
(in thousands)	2012	2011

Revised Texas franchise tax	$77	$50
Other Taxes	2	-
Income tax expense	$79	$50

Taxes on income are a current tax expense.  No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

8.              Discontinued Operations

In December 2011, the Company discontinued the activities of the investment banking segment.  The Company also classifies properties sold or held for sale as discontinued operations.

The Company sold an industrial property located in Savage, Maryland on June 24, 2011 and in 2010 reached an agreement to sell a commercial property, located in Falls Church, Virginia, which was sold on January 21, 2011.  Both properties were sold at gains.  Accordingly, both properties have been classified as discontinued for all periods presented.

The Company reports the results of operations of its properties either sold or held for sale are classified as discontinued operations in its consolidated statements of income, which includes rental income, rental operating expenses, real estate taxes and insurance, depreciation and amortization.  In addition, in December 2011, the Company announced it would no longer sponsor the syndication of newly-formed Sponsored REITs and cash flows related to this activity will be eliminated from ongoing operations.  Accordingly, the Company reported the investment banking activities as discontinued operations in its consolidated statements of income, which includes syndication and transaction fee revenues, selling, general and administrative expenses, commission expenses, depreciation and amortization, interest income and income tax benefits.  There were no assets of the investment banking segment included in the consolidated balance sheet at March 31, 2012 and December 31, 2011, respectively.

The operating results for discontinued operations are summarized below.  There were no amounts in discontinued operations for the three months ended March 31, 2012.

For the
Three Months Ended
(in thousands)	March 31,
2011
Rental revenue	$530
Related party revenue:
Syndication fees	517
Transaction fees	691
Rental operating expenses	(1)
Real estate taxes and insurance	(33)
Selling, general and administrative	(724)
Commissions	(287)
Depreciation and amortization	(74)
Interest income	1
Net income from discontinued operations	$620

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

(Unaudited)

9.              Subsequent Events

On April 13, 2012, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on May 17, 2012 to stockholders of record on April 27, 2012.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011.  Historical results and percentage relationships set forth in the condensed consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, changes in government regulations and regulatory uncertainty, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  See Item 1A. “Risk Factors” below.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  On an on-going basis, we evaluate our estimates.  In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.  The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.  No changes to our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011.

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including high levels of unemployment, the failure and near failure of a number of financial institutions and increased credit risk premiums for a number of market participants.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow growth and/or recessionary concerns, changes in currency exchange rates, geopolitical events, the regulatory environment and the availability of debt and interest rate fluctuations.  We believe that recent economic conditions in the United States have negatively affected our business by, among other factors, contributing to a decline in occupancy in our real estate portfolio in 2009 and 2010.  Although occupancy levels in our real estate portfolio improved in 2011 and the first quarter of 2012, future economic factors may negatively affect real estate values, occupancy levels and property income.  At this time, we cannot predict the extent or duration of any negative impact that the current state of the United States economy will have on our business.

Real Estate Operations

Leasing

Our real estate portfolio was approximately 89.0% leased as of March 31, 2012 and approximately 88.7% leased as of December 31, 2011.  As of March 31, 2012, approximately 3.1% of the square footage in our portfolio is scheduled to expire during the remainder of 2012, and approximately 6.7% is scheduled to expire during 2013.  We believe that many of the rental/leasing markets where our properties are located remained stable during the first quarter and showed moderate improvement in occupancy and rental rate levels.  We continue to believe that unemployment levels and financial and regulatory matters will be factors in decisions on potential future office space needs.  However, we continue to make leasing progress in our portfolio and continue to have as our objective to move overall occupancy levels in the portfolio back to the ninety-plus percentage range during 2012.

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

Real Estate Acquisitions and Investments

During the three months ended March 31, 2012 we did not make any property acquisitions.  We did make one additional real estate investment in the first quarter of 2012 for a total capital contribution of $30 million.  The investment was made as an additional funding amount to our original $76.2 million two-year bridge loan on a CBD office/retail property located in Minneapolis, Minnesota.  The total loan provided to this property now totals $106.2 million and is secured by a first mortgage.  The property is owned by FSP 50 South Tenth Street Corp., which is one of our Sponsored REITs.  During 2011, we acquired five properties directly into our portfolio with an aggregate of approximately 994,000 rentable square feet at an aggregate purchase price of approximately $214 million.  The results of operations for each of the acquired properties are included in our operating results as of their respective purchase dates.  Increases in revenues and expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 are primarily a result of the timing of these property acquisitions and subsequent contribution of these acquired properties as well as our mortgage investments.  Additional real estate investments are a major objective and we anticipate additional activity this year.

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

FSP Investments LLC will, however, continue to provide investor services to existing Sponsored REITs, which are not a significant activity, and has the capability to sponsor the syndication of any additional shares of preferred stock in existing Sponsored REITs.  Our decision to no longer sponsor the syndication of shares of preferred stock in newly-formed Sponsored REITs was made after judging the potential for meaningful future profit contribution to our earnings from such syndications to be limited.  Our investment banking segment had been marginal in its profit contribution over the last four years and we believed time and resources would be more productively deployed elsewhere.

Property Dispositions

We sold an industrial property located in Savage, Maryland on June 24, 2011 and in 2010 reached an agreement to sell an office property, located in Falls Church, Virginia, which was sold on January 21, 2011.  Both properties were sold at gains.  Accordingly, both properties sold were classified as discontinued for all periods presented.

We will continue to evaluate our portfolio, and in the future may decide to dispose of additional properties from time to time in the ordinary course of business.  We believe that the current property sales environment remains challenged relative to both liquidity and pricing.  However, we also believe that we are witnessing improving pricing and liquidity in certain markets, extending a trend that we believe began in the second half of 2009.  We believe that both improving office property fundamentals as well as plentiful and attractive financing availability will likely be required to broadly improve the marketplace for property dispositions.  As an important part of our total return strategy, we intend to be active in property dispositions when we believe that market conditions warrant such activity and, as a consequence, we continue to consider some of our properties for possible disposition.

The following table shows results for the three months ended March 31, 2012 and 2011:

(in thousands)
	Three months ended March 31,
Revenue:	2012	2011	Change
Rental	$36,668	$31,099	$5,569
Related party revenue:
Management fees and interest income from loans	2,616	808	1,808
Other	34	7	27
Total revenue	39,318	31,914	7,404

Expenses:
Real estate operating expenses	9,077	8,732	345
Real estate taxes and insurance	5,813	4,759	1,054
Depreciation and amortization	13,256	10,745	2,511
Selling, general and administrative	2,077	1,644	433
Interest	3,677	2,408	1,269
Total expenses	33,900	28,288	5,612

Income before interest income, equity in earnings of non-consolidated REITs and taxes	5,418	3,626	1,792
Interest income	8	11	(3)
Equity in earnings of non-consolidated REITs	391	968	(577)

Income before taxes on income	5,817	4,605	1,212
Taxes on income	79	50	29

Income from continuing operations	5,738	4,555	1,183

Discontinued operations:
Income from discontinued operations, net of income tax	-	620	(620)
Gain on sale of property less applicable income tax	-	19,592	(19,592)
Total discontinued operations	-	20,212	(20,212)

Net income	$5,738	$24,767	$(19,029)

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011

Revenues

Total revenues increased by $7.4 million to $39.3 million for the quarter ended March 31, 2012, as compared to $31.9 million for the quarter ended March 31, 2011.  The increase was primarily a result of:

o                 An increase in rental revenue of approximately $5.6 million arising primarily from the acquisition of three properties in March 2011, a property in September 2011 and another property acquired in October 2011, which were included in the full quarter ended March 31, 2012, as compared to a partial month for the three properties acquired in March 2011 that were included in the three months ended March 31, 2011; and to a lesser extent, leasing, which raised occupancy to 89% at March 31, 2012 compared to 88% at March 31, 2011.  These increases were partially offset by generally lower rental rates on our new leases.

o                 A $1.8 million increase in interest income from loans to Sponsored REITs, which was primarily a result of a larger loan receivable balance and a higher interest rate charged during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Expenses

Total expenses increased by $5.6 million to $33.9 million for the quarter ended March 31, 2012, as compared to $28.3 million for the quarter ended March 31, 2011.  The increase was primarily a result of:

o                 An increase in real estate operating expenses and real estate taxes and insurance of approximately $1.4 million, and depreciation of $2.5 million, which were primarily from the acquisition of three properties in March 2011, a property in September 2011 and another property acquired in October 2011, which were included in the full quarter ended March 31, 2012, as compared to a partial month for the three properties acquired in March 2011 that were included in the three months ended March 31, 2011.

o                 An increase to interest expense of approximately $1.3 million to $3.7 million during the three months ended March 31, 2012 compared to $2.4 million for the same period in 2011.  The increase was attributable to a higher amount of debt outstanding and an increase in interest rate associated with our New Revolver that we entered into on February 22, 2011.  The higher rates and balance in the first quarter of 2012 were partially offset by lower interest rates on our Revolver and Term Loan, which were repaid on February 22, 2011.

o                 An increase in general and administrative expenses of $0.4 million, which was primarily the result of a realignment of personnel and resources in our real estate business following a decision to discontinue our investment banking activities in December 2011, and was partially offset by increased acquisition costs of $0.3 million related to the acquisition of properties during the three months ended March 31, 2011.  We had 34 and 45 employees as of March 31, 2012 and 2011, respectively, at our headquarters in Wakefield, Massachusetts.

Equity in earnings of non-consolidated REITs

Equity in earnings from non-consolidated REITs decreased approximately $0.6 million to $0.4 million during the three months ended March 31, 2012 compared to $1.0 million for the same period in 2011.  The decrease was primarily because we had no syndications in process during the three months ended March 31, 2012 from which equity in income of syndications is derived compared to two syndications in process during the first quarter of 2011.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties that increased $27,000 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Income from continuing operations

Income from continuing operations for the three months ended March 31, 2012 was $5.7 million compared to $4.6 million for the three months ended March 31, 2011, for the reasons described above.

Discontinued operations and gain on sale of property

Income from discontinued operations was $20.2 million for the three months ended March 31, 2011.  We did not have income from discontinued operations for the three months ended March 31, 2012.  Income from discontinued operations is comprised of revenues and expenses related to the syndication of newly-formed Sponsored REITs, which was discontinued in December 2011, and the operations of properties we have sold.  Each is discussed separately below.

In December 2011, we discontinued the investment banking segment, which is included in discontinued operations.  Income derived from the investment bank was $0.2 million for the three months ended March 31, 2011.

The sale of properties from our portfolio results in a reclassification of real estate income from those properties for all periods presented to discontinued operations.  We did not sell any properties during the three months ended March 31, 2012 and income derived from sold properties was $0.4 million for the three months ended March 31, 2011.  We sold one industrial property located in Savage, Maryland on June 24, 2011 and one office property located in Falls Church, Virginia on January 21, 2011, each at a gain.  The operations of those properties are reported as discontinued operations on our income statements for the three months ended March 31, 2011.  During the three months ended March 31, 2011, we reported a $19.6 million gain on the sale of the Falls Church Virginia property that was sold on January 21, 2011.

Net income

Net income for the three months ended March 31, 2012 was $5.7 million compared to $24.8 million for the three months ended March 31, 2011, for the reasons described above.

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

The calculation of FFO is shown in the following table:

	For the
	Three Months Ended
	March 31,
(in thousands):	2012	2011

Net income	$5,738	$24,767
Gain on sale of properties	-	(19,593)
Equity in earnings of non-consolidated REITs	(391)	(1,772)
Distribution from non-consolidated REITs	929	1,767
Acquisition costs of new properties	-	269
Depreciation and amortization	13,295	10,812

Funds From Operations	$19,571	$16,250

Liquidity and Capital Resources

Cash and cash equivalents were $29.3 million and $23.8 million at March 31, 2012 and December 31, 2011, respectively. This increase of $5.5 million is attributable to $13.0 million provided by operating activities less $36.7 million used by investing activities, plus $29.2 million provided by financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $13.0 million is primarily attributable to net income of $5.7 million, plus the add-back of $12.0 million of non-cash activities, $0.5 million of distributions from non-consolidated REITs, a $0.3 million decrease in tenant receivables, a $0.2 million decrease in tenant security deposits and a $0.1 million decrease in prepaid expenses and other assets.  These increases were partially offset by a $5.2 million decrease in accounts payable and accrued liabilities and $0.6 million in payments of leasing commissions.

Investing Activities

Our cash used for investing activities for the three months ended March 31, 2012 of $36.7 million is primarily attributable to an increase in secured loans made to Sponsored REITs of $31.7 million, additions to real estate investments and office equipment of approximately $5.4 million less distributions from non-consolidated REITs of $0.4 million.

Financing Activities

Our cash provided by financing activities for the three months ended March 31, 2012 of $29.2 million is primarily attributable to borrowings of $45.0 million on our New Revolver.  This increase was partially offset by distributions paid to stockholders of $15.8 million.

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

Proceeds from the New Revolver were used to repay and terminate the Revolver and Term Loan on February 22, 2011.  Borrowings under the New Revolver bear interest at either the bank’s base rate plus 85 to 200 basis points depending upon a leverage ratio at the time of borrowing (the bank’s base rate plus 110 basis points, or 4.35% at March 31, 2012) or a rate equal to LIBOR plus 185 to 300 basis points depending upon a leverage ratio at the time of borrowing (LIBOR plus 210 basis points, or 2.34% at March 31, 2012).  The loan terms include a facility fee at an annual rate of 30 to 50 basis points depending upon a leverage ratio (40 basis points at March 31, 2012), which is applied to the total amount of the New Revolver.  There were borrowings of $494,000,000 outstanding at a weighted average rate of 2.34% as of March 31, 2012.  The weighted average interest rate on amounts outstanding during the three months ended March 31, 2012 on the New Revolver was approximately 2.23%.

There were borrowings of $449,000,000 outstanding at a weighted average rate of 2.24% as of December 31, 2011.  The weighted average interest rate on amounts outstanding during the year ended December 31, 2011 on the New Revolver and the Revolver was approximately 1.95%.

The New Revolver requires compliance with various financial covenants, including minimum tangible net worth, maximum leverage ratios, maximum secured leverage ratios, minimum fixed charge leverage ratios, maximum unencumbered leverage ratios, minimum unsecured debt service coverage, dividend and distribution requirements, investment requirements and maximum secured recourse indebtedness values.  We were in compliance with the New Revolver financial covenants as of March 31, 2012.

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

We intend to draw on the New Revolver in the future for a variety of corporate purposes, including the funding of mortgage loans to Sponsored REITs and the acquisition of properties that we acquire directly for our portfolio.  We typically cause mortgage loans to Sponsored REITs to be secured by a first mortgage against the real property owned by the Sponsored REIT.  We may make loans to Sponsored REITs in the form of mortgage loans or secured revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes, which would be repaid from long term financing of the property, cash flows from the property or a capital event.

Equity Securities

On May 6, 2010, we entered into an on demand offering sales agreement that allows us to offer and sell up to an aggregate gross sales price of $75 million of our common stock from time to time, which we refer to as our ATM Sales Program.  The on demand offering sales agreement for the ATM Sales Program was amended on April 27, 2012 in connection with our filing of a new Registration Statement on Form S-3.  Sales of shares of our common stock depend upon market conditions and other factors determined by us and are deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE Amex or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by us in writing.  We have no obligation to sell any shares of our common stock, and may at any time suspend solicitation and offers.  During the three months ended March 31, 2012, we did not sell any shares of our common stock under our ATM Sales Program.

As of March 31, 2012, we had an automatic shelf registration statement on Form S-3 on file with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our common stock.  From time to time, we expect to issue additional shares of our common stock under our automatic shelf registration statement or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of March 31, 2012, we were committed to fund up to $207 million to eight Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $172.3 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Loans to Sponsored REITs

Sponsored REIT Loans

From time to time we may make secured loans to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  We refer to these loans as Sponsored REIT Loans.  Since December 2007, we have provided Sponsored REIT Loans in the form of revolving lines of credit to six Sponsored REITs, or to wholly-owned subsidiaries of those Sponsored REITs, a construction loan to one wholly-owned subsidiary of another Sponsored REIT, and a mortgage loan with a revolving line of credit component to one wholly-owned subsidiary of another Sponsored REIT.  We anticipate that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years.  Except for the mortgage loan with a revolving line of credit component which bears interest at a fixed rate, advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and most advances also require a 50 basis point draw fee.  In December 2011, we received a loan fee of $762,000 at the time of the closing of the mortgage loan with a revolving line of credit component, in March 2012 a $300,000 fee was paid in connection with a $30 million draw from the revolving line of credit component, and a 0.49% fee will be paid on all amounts repaid under the loan.  As of March 31, 2012, we were committed to fund Sponsored REIT Loans up to $207 million to eight Sponsored REITs, of which $172.3 million was drawn and outstanding.

Acquisition Loans

Prior to terminating the activities of our investment banking segment in December 2011, we typically made an acquisition loan to each Sponsored REIT which was secured by a mortgage on the borrower’s real estate.  These loans enabled Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests.  We refer to these loans as Acquisition Loans.  We anticipated that each Acquisition Loan would be repaid at maturity or earlier from the proceeds of the Sponsored REIT’s equity offering.  Each Acquisition Loan had a term of two years and bore interest at approximately the same rate paid by FSP Corp. for borrowings under the New Revolver or Revolver, as applicable.    We made one Acquisition Loan for the syndication of FSP Union Centre Corp. during 2011, which was repaid on October 20, 2011.  There were no Acquisition Loans outstanding at March 31, 2012 or December 31, 2011.  Acquisition Loans are classified as assets held for syndication.

Additional information about our Sponsored REIT Loans outstanding as of March 31, 2012, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-Consolidated Entities, Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the three months ended March 31, 2012 and 2011, respectively, the rental income exceeded the expenses for each individual property, with the exception of our properties located in Southfield, Michigan, Englewood, Colorado and Glen Allen, Virginia.

Our property located in Southfield, Michigan with approximately 215,000 square feet of rentable space was 39.2% and 61.1% leased at March 31, 2012 and 2011, respectively.  A lease with a significant tenant that leased approximately 138,000 square feet expired in 2009.  That tenant subsequently entered into a new lease for approximately 41,000 square feet on April 30, 2011.  A lease with a different tenant that leased approximately 17,000 square feet also expired on September 15, 2009.  Rental revenue did not cover ordinary operating expenses for the three months ended March 31, 2012 and 2011, respectively.  The property generated rental income of $365,000 and $334,000 for the three months ended March 31, 2012 and 2011, respectively; and had operating expenses of $497,000 and $493,000 for the three months ended March 31, 2012 and 2011, respectively.

Our property located in Englewood, Colorado with approximately 198,000 square feet of rentable space was 48.9% leased and had rental revenue that covered ordinary operating expenses for the three months ended March 31, 2012.  The property was 60.1% leased at March 31, 2011.  A single tenant lease, for 100% of the rentable space, expired on April 30, 2010, and since then we have signed leases with various tenants.  Rental revenue did not cover ordinary operating expenses for the three months ended

March 31, 2011.  The property generated rental income of $213,000 and had operating expenses of $573,000 for the three months ended March 31, 2011.

Our property located at Glen Allen, Virginia with approximately 300,000 square feet of rentable space, was 98% occupied and had rental revenue that covered ordinary operating expenses for the three months ended March 31, 2012.  The property was 61% leased as of March 31, 2011 and the leases generated rental income of $416,000 and had operating expenses of $417,000 for the three months ended March 31, 2011.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2011, which is incorporated by reference.  Our exposure to market risk has not changed materially since December 31, 2011.

Item 4.        Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                       Defaults Upon Senior Securities

None.

Item 4.                       Mine Safety Disclosures

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: May 1, 2012	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: May 1, 2012	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Condensed Consolidated Financial Statements.

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