Form 10-Q
period 2012-06-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2012-08-01
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012.

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

The number of shares of common stock outstanding as of July 27, 2012 was 82,937,405.

Franklin Street Properties Corp.

Form 10-Q

Quarterly Report

June 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

Franklin Street Properties Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share and par value amounts)	2012	2011
Assets:
Real estate assets:
Land	$137,503	$137,503
Buildings and improvements	1,027,321	1,020,449
Fixtures and equipment	896	856
	1,165,720	1,158,808
Less accumulated depreciation	168,375	152,587
Real estate assets, net	997,345	1,006,221
Acquired real estate leases, less accumulated amortization of $32,337 and $31,189, respectively	82,769	91,613
Investment in non-consolidated REITs	86,658	87,598
Cash and cash equivalents	22,620	23,813
Restricted cash	533	493
Tenant rent receivables, less allowance for doubtful accounts of $1,300 and $1,235, respectively	1,403	1,460
Straight-line rent receivable, less allowance for doubtful accounts of $135 and $135, respectively	33,142	28,545
Prepaid expenses	2,605	1,223
Related party mortgage loan receivables	177,536	140,516
Other assets	3,184	4,070
Office computers and furniture, net of accumulated depreciation of $500 and $428, respectively	456	468
Deferred leasing commissions, net of accumulated amortization of $10,706 and $9,220, respectively	22,112	22,641
Total assets	$1,430,363	$1,408,661

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$494,000	$449,000
Accounts payable and accrued expenses	25,408	26,446
Accrued compensation	944	2,222
Tenant security deposits	2,113	2,008
Acquired unfavorable real estate leases, less accumulated amortization of $4,203 and $3,759, respectively	6,875	7,618
Total liabilities	529,340	487,294

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.0001 par value, 180,000,000 shares authorized, 82,937,405 and 82,937,405 shares issued and outstanding, respectively	8	8
Additional paid-in capital	1,042,876	1,042,876
Accumulated distributions in excess of accumulated earnings	(141,861)	(121,517)
Total stockholders’ equity	901,023	921,367
Total liabilities and stockholders’ equity	$1,430,363	$1,408,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011

Revenue:
Rental	$35,830	$33,606	$72,498	$64,705
Related party revenue:
Management fees and interest income from loans	3,045	1,150	5,661	1,958
Other	39	7	73	13
Total revenue	38,914	34,763	78,232	66,676

Expenses:
Real estate operating expenses	8,828	8,765	17,905	17,495
Real estate taxes and insurance	5,576	5,228	11,389	9,987
Depreciation and amortization	13,224	12,029	26,480	22,774
Selling, general and administrative	2,236	1,602	4,313	3,247
Interest	4,037	3,578	7,714	5,986

Total expenses	33,901	31,202	67,801	59,489

Income before interest income, equity in earnings of non-consolidated REITs and taxes	5,013	3,561	10,431	7,187
Interest income	4	5	12	16
Equity in earnings of non-consolidated REITs	494	1,166	885	2,134

Income before taxes on income	5,511	4,732	11,328	9,337
Taxes on income	77	68	156	118

Income from continuing operations	5,434	4,664	11,172	9,219

Discontinued operations:
Income from discontinued operations, net of income tax	-	3,371	-	3,990
Gain on sale of property less applicable income tax	-	2,346	-	21,939
Total discontinued operations	-	5,717	-	25,929

Net income	$5,434	$10,381	$11,172	$35,148

Weighted average number of shares outstanding, basic and diluted	82,937	81,437	82,937	81,437

Earnings per share, basic and diluted, attributable to:
Continuing operations	$0.07	$0.06	$0.13	$0.11
Discontinued operations	-	0.07	-	0.32
Net income per share, basic and diluted	$0.07	$0.13	$0.13	$0.43

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Other Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011

Net income	$5,434	$10,381	$11,172	$35,148

Other comprehensive income:
Unrealized gain on derivative financial instruments	-	-	-	94
Amortized gain on derivative financial instruments	-	381	-	536
Total other comprehensive income	-	381	-	630

Comprehensive income	$5,434	$10,762	$11,172	$35,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2012	2011
Cash flows from operating activities:

Net income	$11,172	$35,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	27,495	23,670
Amortization of above market lease	20	(62)
Gain on sale of real estate assets	-	(21,939)
Equity in earnings of non-consolidated REITs	(885)	(2,844)
Distributions from non-consolidated REITs	993	2,318
Increase (decrease) in bad debt reserve	65	(365)
Changes in operating assets and liabilities:
Restricted cash	(40)	(39)
Tenant rent receivables, net	(8)	441
Straight-line rents, net	(2,571)	(5,176)
Lease acquisition costs	(2,026)	(55)
Prepaid expenses and other assets, net	(1,512)	914
Accounts payable and accrued expenses	(1,395)	(726)
Accrued compensation	(1,278)	(733)
Tenant security deposits	105	546
Payment of deferred leasing commissions	(1,513)	(5,386)
Net cash provided by operating activities	28,622	25,712
Cash flows from investing activities:
Purchase of real estate assets, office computers and furniture	(7,112)	(127,999)
Acquired real estate leases	-	(45,032)
Investments in non-consolidated REITs	(1)	(10)
Distributions in excess of earnings from non-consolidated REITs	834	664
Investment in related party mortgage loan receivable	(37,020)	(4,232)
Changes in deposits on real estate assets	-	200
Investment in assets held for syndication, net	-	(8,200)
Proceeds received on sales of real estate assets	-	96,790
Net cash used in investing activities	(43,299)	(87,819)
Cash flows from financing activities:
Distributions to stockholders	(31,516)	(30,946)
Proceeds from equity offering, net	-	(90)
Borrowings under bank note payable	45,000	345,000
Repayment of bank note payable	-	(209,968)
Repayment of term loan payable	-	(74,850)
Deferred financing costs	-	(5,389)
Swap termination payment	-	(982)
Net cash provided by financing activities	13,484	22,775
Net decrease in cash and cash equivalents	(1,193)	(39,332)
Cash and cash equivalents, beginning of period	23,813	68,213
Cash and cash equivalents, end of period	$22,620	$28,881

Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$1,090	$657

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

As of June 30, 2012, the Company owned and operated a portfolio of real estate consisting of 36 properties, managed 16 Sponsored REITs and held eight promissory notes secured by mortgages on real estate owned by Sponsored REITs, including one mortgage loan with a revolving line of credit component, one construction loan and six revolving lines of credit.  From time to time, the Company may acquire real estate, make additional secured loans or acquire a Sponsored REIT.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

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

Properties

The following table summarizes the Company’s investment in real estate assets, excluding assets held for sale:

	As of June 30,
	2012	2011
Commercial real estate:
Number of properties	36	34
Rentable square feet	7,052,592	6,747,815

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012 or for any other period.

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

2.     Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At June 30, 2012, the Company held an interest in 16 Sponsored REITs, all of which were fully syndicated, and the Company no longer derives economic benefits or risks from the common stock interest that is retained in them.  One entity was not fully syndicated at June 30, 2011, which was FSP Union Centre Corp.  The Company holds a non-controlling preferred stock investment in three of these Sponsored REITs, FSP Phoenix Tower Corp. (“Phoenix Tower”), FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

Equity in earnings of investment in non-consolidated REITs:

The following table includes equity in earnings of investments in non-consolidated REITs:

	Six Months Ended
	June 30,
(in thousands)	2012	2011

Equity in earnings of Sponsored REITs	$-	$948
Equity in earnings (loss) of Phoenix Tower	25	(11)
Equity in earnings of East Wacker	968	1,186
Equity in earnings (loss) of Grand Boulevard	(108)	11
	$885	$2,134

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

The Company recorded distributions declared of $1,827,000 and $2,982,000 from non-consolidated REITs during the six months ended June 30, 2012 and 2011, respectively.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.             Related Party Transactions and Investments in Non-consolidated Entities (continued)

Non-consolidated REITs:

The Company has in the past acquired by merger entities similar to the Sponsored REITs.  The Company’s business model for growth includes the potential acquisition, by merger or otherwise, of Sponsored REITs.  The Company has no legal or any other enforceable obligation to acquire or to offer to acquire any Sponsored REIT.  In addition, any offer (and the related terms and conditions) that might be made in the future to acquire any Sponsored REIT would require the approval of the boards of directors of the Company and the Sponsored REIT and the approval of the shareholders of the Sponsored REIT.

The operating data below for 2012 and 2011 includes operations of the 16 Sponsored REITs the Company held an interest in as of June 30, 2012 and 2011, respectively.

At June 30, 2012, December 31, 2011 and June 30, 2011, the Company had ownership interests in 16 Sponsored REITs.  Summarized financial information for these Sponsored REITs is as follows:

	June 30,	December 31,
(in thousands)	2012	2011

Balance Sheet Data (unaudited):
Real estate, net	$744,948	$755,825
Other assets	167,825	135,658
Total liabilities	(326,960)	(293,326)
Shareholders’ equity	$585,813	$598,157

	For the Six Months Ended
	June 30,
(in thousands)	2012	2011

Operating Data (unaudited):
Rental revenues	$55,833	$54,495
Other revenues	70	33
Operating and maintenance expenses	(28,032)	(26,935)
Selling, general and administrative	-	(789)
Depreciation and amortization	(17,838)	(16,426)
Interest expense	(8,635)	(9,234)
Net income	$1,398	$1,144

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $534,000 and $464,000 for the six months ended June 30, 2012 and 2011, respectively.

From time to time the Company may make secured loans (“Sponsored REIT Loans”) to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  Since December 2007, the Company has provided Sponsored REIT Loans in the form of revolving lines of credit to six Sponsored REITs, or to wholly-owned subsidiaries of those Sponsored REITs, a construction loan to one wholly-owned subsidiary of another Sponsored REIT and a mortgage loan with a revolving line of credit component to one wholly-owned subsidiary of another Sponsored REIT. The Company anticipates that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years.  Except for the mortgage loan with a revolving line of credit component which bears interest at a fixed rate, advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and most advances also require a 50 basis point draw fee.  In December 2011, the Company received a loan fee of $762,000 at the time of the closing of the mortgage loan with a

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.             Related Party Transactions and Investments in Non-consolidated Entities (continued)

revolving line of credit component.  In March 2012, a $300,000 fee was paid in connection with a $30 million draw from the revolving line of credit component, and a 0.49% fee will be paid on all amounts repaid under the loan.

Prior to terminating the activities of its investment banking segment in December 2011, the Company typically made an acquisition loan (“Acquisition Loans”) to each newly-formed Sponsored REIT which was secured by a mortgage on the borrower’s real estate.  These loans enabled Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests.  The Company anticipated that each Acquisition Loan would be repaid at maturity, or earlier, from the proceeds of the Sponsored REIT’s equity offering.  Each Acquisition Loan had an original term of two years and bore interest at approximately the same rate paid by FSP Corp. for borrowings under the Revolver or New Revolver.  The Company made one Acquisition Loan for the syndication of FSP Union Centre Corp. during 2011, which was repaid on October 20, 2011.  There were no Acquisition Loans outstanding at June 30, 2012 or December 31, 2011.

The following is a summary of the Sponsored REIT Loans outstanding as of June 30, 2012:

(dollars in thousands)			Maximum	Amount			Interest
		Maturity	Amount	Drawn at	Interest	Draw	Rate at
Sponsored REIT	Location	Date	of Loan	30-Jun-12	Rate (1)	Fee (2)	30-Jun-12

Secured revolving lines of credit
FSP Highland Place I Corp. (3)	Centennial, CO	31-Dec-12	$5,500	$1,125	L+4.4%	0.5%	4.64%
FSP Satellite Place Corp. (4)	Duluth, GA	31-Mar-13	5,500	5,500	L+4.4%	0.5%	4.64%
FSP 1441 Main Street Corp.(4) (a)	Columbia, SC	31-Mar-13	10,800	7,500	L+4.4%	0.5%	4.64%
FSP 505 Waterford Corp. (4)	Plymouth, MN	30-Nov-12	7,000	2,350	L+4.4%	0.5%	4.64%
FSP Phoenix Tower Corp. (4) (b)	Houston, TX	30-Nov-12	15,000	15,000	L+4.4%	0.5%	4.64%
FSP Galleria North Corp. (e)	Dallas, TX	30-Jan-15	15,000	2,320	L+5.0%	0.5%	5.24%

Secured construction loan
FSP 385 Interlocken
Development Corp. (4) (c) (d)	Broomfield, CO	30-Apr-13	42,000	37,541	L+4.4%	n/a	4.64%

Mortgage loan secured by property
FSP 50 South Tenth Street Corp. (5)	Minneapolis, MN	31-Dec-13	106,200	106,200	6.51%	1.0%	6.51%

			$207,000	$177,536

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

(e) The borrower is FSP Galleria North Limited Partnership, a wholly-owned subsidiary.

(5) The loan has a secured fixed mortgage amount of $76,200,000 and a $30,000,000 secured revolving line of credit component. A loan fee of $762,000 was paid related to the fixed mortgage component and a $300,000 fee was paid upon a $30 million draw from the secured revolving line of credit component in March 2012. A 0.49% fee will be paid on all amounts repaid under the loan.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.             Related Party Transactions and Investments in Non-consolidated Entities (continued)

The Company recognized interest income and fees from the Acquisition Loan and Sponsored REIT Loans of approximately $5,102,000 and $1,494,000 for the six months ended June 30, 2012 and 2011, respectively.

3.     Bank note payable and term note payable

As of June 30, 2012, the Company had a bank note payable, which is an unsecured revolving line of credit (the “New Revolver”), for advances up to $600 million with a group of banks.  The New Revolver matures on February 22, 2014 with a one-year extension available at the Company’s election and payment of a fee.

On February 22, 2011, the Company entered into the New Revolver for advances up to $500 million with a group of banks.  On May 19, 2011, the Company increased availability under the New Revolver by $100 million to $600 million by fully exercising an accordion feature.

The New Revolver requires compliance with various financial covenants, including minimum tangible net worth, maximum leverage ratios, maximum secured leverage ratios, minimum fixed charge leverage ratios, maximum unencumbered leverage ratios, minimum unsecured debt service coverage, dividend and distribution requirements, investment requirements and maximum secured recourse indebtedness values.  The Company was in compliance with the New Revolver financial covenants as of June 30, 2012.

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

Proceeds from the New Revolver were used to repay and terminate the Revolver and the Term Loan on February 22, 2011.  Borrowings under the New Revolver bear interest at either the bank’s base rate plus 85 to 200 basis points depending upon a leverage ratio at the time of borrowing (the bank’s base rate plus 110 basis points, or 4.35% at June 30, 2012) or a rate equal to LIBOR plus 185 to 300 basis points depending upon a leverage ratio at the time of borrowing (LIBOR plus 210 basis points, or 2.35% at June 30, 2012).  The loan terms include a facility fee at an annual rate of 30 to 50 basis points depending upon a leverage ratio (40 basis points at June 30, 2012), which is applied to the total amount of the New Revolver.  There were borrowings of $494,000,000 outstanding at a weighted average rate of 2.34% as of June 30, 2012.  The weighted average interest rate on amounts outstanding during the six months ended June 30, 2012 on the New Revolver was approximately 2.28%.

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

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The interest amortization for the Company’s terminated interest rate swap reclassified from Accumulated Other Comprehensive Income into interest expense for the six months ended June 30, 2011 was $536,000 and for the year ended December 31, 2011 was $983,000.  The effective portion of the loss on outstanding derivative recognized in Other Comprehensive Income for the six months ended June 30, 2011 was $536,000 and for the year ended December 31, 2011 was $983,000.

5.     Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at June 30, 2012 and 2011, respectively.

6.     Stockholders’ Equity

As of June 30, 2012, the Company had 82,937,405 shares of common stock outstanding.

Equity Offerings

On May 6, 2010, the Company entered into an on demand offering sales agreement whereby the Company may offer and sell up to an aggregate gross sales price of $75 million of its common stock from time to time (the “ATM Sales Program”).  The on demand offering sales agreement for the ATM Sales Program was amended on April 27, 2012 in connection with the Company’s filing of a new Registration Statement on Form S-3.  Sales of shares of the Company’s common stock depend upon market conditions and other factors determined by the Company and may be deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by the Company in writing.  The Company has no obligation to sell any shares of its common stock, and may at any time suspend solicitation and offers. During the six months ended June 30, 2012, the Company did not sell any shares under the ATM Sales Program.  As of June 30, 2012, the Company was authorized to offer and sell a remainder of approximately $34.3 million of its shares of common stock under the ATM Sales Program.

The Company declared and paid dividends as follows (in thousands, except per share amounts):

Quarter Paid	Dividends Per Share	Total Dividends

First quarter of 2012	$0.19	$15,758
Second quarter of 2012	$0.19	$15,758

First quarter of 2011	$0.19	$15,473
Second quarter of 2011	$0.19	$15,473

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

In May 2006, the state of Texas enacted a new business tax (the “Revised Texas Franchise Tax”) that replaced its existing franchise tax which the Company became subject.  The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure it is considered an income tax.  The Company recorded a provision in income taxes on its income statement of $156,000 and $118,000 for the six months ended June 30, 2012 and 2011, respectively.

The income tax expense reflected in the consolidated statements of income relates primarily to a franchise tax on our Texas properties.  FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties and the tax expense associated with these activities are reported as Other Taxes in the table below:

	For the
	Six Months Ended
	June 30,
(in thousands)	2012	2011

Revised Texas franchise tax	$154	$115
Other Taxes	2	3
Income tax expense	$156	$118

Taxes on income are a current tax expense.  No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

(Unaudited)

8.      Discontinued Operations

In December 2011, the Company discontinued the activities of the investment banking segment.  The Company also classifies properties sold or held for sale as discontinued operations.

The Company sold an industrial property located in Savage, Maryland on June 24, 2011 and in 2010 reached an agreement to sell a commercial property, located in Falls Church, Virginia, which was sold on January 21, 2011.  Both properties were sold at gains and have been classified as discontinued for all periods presented.

The Company reports the results of operations of its properties either sold or held for sale as discontinued operations in its consolidated statements of income, which includes rental income, rental operating expenses, real estate taxes and insurance, depreciation and amortization.  In addition, in December 2011, the Company announced it would no longer sponsor the syndication of newly-formed Sponsored REITs and cash flows related to this activity will be eliminated from ongoing operations.  Accordingly, the Company reported the investment banking activities as discontinued operations in its consolidated statements of income, which includes syndication and transaction fee revenues, selling, general and administrative expenses, commission expenses, depreciation and amortization, interest income and income tax benefits.  There were no assets of the investment banking segment included in the consolidated balance sheets at June 30, 2012 and December 31, 2011, respectively.

The operating results for discontinued operations are summarized below. There were no amounts in discontinued operations for the six months ended June 30, 2012.

	For the	For the
	Three Months	Six Months
	Ended	Ended
(in thousands)	June 30,	June 30,
	2011	2011
Rental revenue	$159	$689
Related party revenue:
Syndication fees	2,973	3,490
Transaction fees	2,685	3,376
Rental operating expenses	(3)	(5)
Real estate taxes and insurance	(23)	(56)
Selling, general and administrative	(794)	(1,518)
Commissions	(1,556)	(1,843)
Depreciation and amortization	(74)	(148)
Interest income	4	5
Net income from discontinued operations	$3,371	$3,990

9.     Subsequent Events

On July 13, 2012, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on August 16, 2012 to stockholders of record on July 27, 2012.

On July 5, 2012, the Company made and funded a Sponsored REIT Loan in the form of a first mortgage loan in the principal amount of $33,000,000 to an entity that is a wholly-owned subsidiary of a Sponsored REIT, FSP Energy Tower I Corp.

On July 26, 2012, the Company made a $1.0 million advance pursuant to a Sponsored REIT Loan with a wholly-owned subsidiary of FSP Galleria North Corp.

On July 27, 2012, the Company’s Sponsored REIT Loan to FSP 50 South Tenth Street Corp. was repaid in its entirety and proceeds of $106,200,000 were received, together with an exit fee of $520,380.

On July 31, 2012, the Company acquired an office property with approximately 387,000 square feet for approximately $52.8 million in Atlanta, Georgia.

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

Overview

FSP Corp., or we, operate in the real estate operations segment. The real estate operations segment involves real estate rental operations, leasing, secured financing of real estate and services provided for asset management, property management, property acquisitions, dispositions and development.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including high levels of unemployment, the failure and near failure of a number of financial institutions and increased credit risk premiums for a number of market participants.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow growth and/or recessionary concerns, uncertainty about government fiscal policy, changes in currency exchange rates, geopolitical events, the regulatory environment and the availability of debt and interest rate fluctuations.  We believe that recent economic conditions in the United States have negatively affected our business by, among other factors, contributing to a decline in occupancy in our real estate portfolio in 2009 and 2010.  Although occupancy levels in our real estate portfolio improved in 2011 and the first half of 2012, future economic factors may negatively affect real estate values, occupancy levels and property income.  At this time, we cannot predict the extent or duration of any negative impact that the current state of the United States economy will have on our business.

Real Estate Operations

Leasing

Our real estate portfolio was approximately 90.0% leased as of June 30, 2012 and approximately 88.7% leased as of December 31, 2011.  During the six months ended June 30, 2012, we leased 383,181 square feet of office space, of which approximately 294,779 square feet were with existing tenants, at a weighted average term of 4.5 years.  On average, tenant improvements for such leases were $7.80 per square foot, lease commissions were $3.16 per square foot and rent concessions were approximately two months of free rent.  GAAP base rents under such leases were $22.72 per square foot, or 1.4% higher than average rents in the respective properties as applicable compared to the prior period.

As of June 30, 2012, approximately 2.2% of the square footage in our portfolio is scheduled to expire during the remainder of 2012, and approximately 6.4% is scheduled to expire during 2013.  We continue to make slow but steady leasing progress.  Our property portfolio has relatively modest lease expirations over the next two and a half years and, along with our improving occupancy levels, should allow overall tenant improvement expenditures and leasing costs to moderate in relation to the level of rental revenues being achieved.

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

Real Estate Acquisitions and Investments

During the six months ended June 30, 2012 we did not make any property acquisitions.  We did make one additional real estate investment in the first quarter of 2012 for a total capital contribution of $30 million.  The investment was made as an additional funding amount to our original $76.2 million two-year bridge loan on a CBD office/retail property located in Minneapolis, Minnesota.  The total loan provided to this property was $106.2 million and was secured by a first mortgage.  On July 27, 2012 this loan was repaid in its entirety and we received an exit fee in the amount of $0.5 million.  The property is owned by FSP 50 South Tenth Street Corp., which is one of our Sponsored REITs.  On July 5, 2012, we made and funded a Sponsored REIT Loan in the form of a first mortgage loan in the principal amount of $33.0 million to an entity that is a wholly-owned by a subsidiary of a Sponsored REIT, FSP Energy Tower I Corp.  During 2011, we acquired five properties directly into our portfolio with an aggregate of approximately 994,000 rentable square feet at an aggregate purchase price of approximately $214 million.  The results of operations for each of the acquired properties are included in our operating results as of their respective purchase dates.  Increases in revenues and expenses for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 are primarily a result of the timing of these property acquisitions and subsequent contribution of these acquired properties as well as our mortgage investments.  On July 31, 2012, we acquired an office property with approximately 387,000 square feet for approximately $52.8 million in Atlanta, Georgia.  Additional real estate investments are a major objective and we anticipate additional activity this year.

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

Property Dispositions

We sold an industrial property located in Savage, Maryland on June 24, 2011 and in 2010 reached an agreement to sell an office property, located in Falls Church, Virginia, which was sold on January 21, 2011.  Both properties were sold at gains and were classified as discontinued for all periods presented.

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

The following table shows results for the three months ended June 30, 2012 and 2011:

(in thousands)
	Three months ended June 30,
Revenue:	2012	2011	Change
Rental	$35,830	$33,606	$2,224
Related party revenue:
Management fees and interest income from loans	3,045	1,150	1,895
Other	39	7	32
Total revenue	38,914	34,763	4,151

Expenses:
Real estate operating expenses	8,828	8,765	63
Real estate taxes and insurance	5,576	5,228	348
Depreciation and amortization	13,224	12,029	1,195
Selling, general and administrative	2,236	1,602	634
Interest	4,037	3,578	459
Total expenses	33,901	31,202	2,699

Income before interest income, equity in earnings of non-consolidated REITs and taxes	5,013	3,561	1,452
Interest income	4	5	(1)
Equity in earnings of non-consolidated REITs	494	1,166	(672)

Income before taxes on income	5,511	4,732	779
Taxes on income	77	68	9

Income from continuing operations	5,434	4,664	770

Discontinued operations:
Income from discontinued operations, net of income tax	-	3,371	(3,371)
Gain on sale of property less applicable income tax	-	2,346	(2,346)
Total discontinued operations	-	5,717	(5,717)

Net income	$5,434	$10,381	$(4,947)

Comparison of the three months ended June 30, 2012 to the three months ended June 30, 2011

Revenues

Total revenues increased by $4.1 million to $38.9 million for the quarter ended June 30, 2012, as compared to $34.8 million for the quarter ended June 30, 2011.  The increase was primarily a result of:

o                 An increase in rental revenue of approximately $2.2 million arising primarily from the acquisition of a property acquired in September 2011 and another property acquired in October 2011, which were included in the full quarter ended June 30, 2012; and to a lesser extent, leasing, which raised occupancy to 90% at June 30, 2012 compared to 87% at June 30, 2011.

o                 A $1.9 million increase in interest income from loans to Sponsored REITs, which was primarily a result of a larger loan receivable balance and a higher interest rate charged during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.

Expenses

Total expenses increased by $2.7 million to $33.9 million for the quarter ended June 30, 2012, as compared to $31.2 million for the quarter ended June 30, 2011.  The increase was primarily a result of:

o                 An increase in real estate operating expenses and real estate taxes and insurance of approximately $0.4 million, and depreciation and amortization of $1.2 million, which were primarily from the acquisition of a property acquired in September 2011 and another property acquired in October 2011, which was included in the full quarter ended June 30, 2012.

o                 An increase to interest expense of approximately $0.5 million to $4.0 million during the three months ended June 30, 2012 compared to the same period in 2011.  The increase was attributable to a higher amount of debt outstanding for the second quarter of 2012 compared to the second quarter of 2011.

o                 An increase in selling, general and administrative expenses of $0.6 million, which was primarily the result of a realignment of personnel and resources in our real estate business following a decision to discontinue our investment banking activities in December 2011.  We had 34 and 44 employees as of June 30, 2012 and 2011, respectively, at our headquarters in Wakefield, Massachusetts.

Equity in earnings of non-consolidated REITs

Equity in earnings from non-consolidated REITs decreased approximately $0.7 million to $0.5 million during the three months ended June 30, 2012 compared to $1.2 million for the same period in 2011.  The decrease was primarily because we had no syndications in process during the three months ended June 30, 2012 from which equity in income of syndications is derived compared to two syndications in process during the second quarter of 2011.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties that increased $9,000 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Income from continuing operations

Income from continuing operations for the three months ended June 30, 2012 was $5.4 million compared to $4.7 million for the three months ended June 30, 2011, for the reasons described above.

Discontinued operations and gain on sale of property

Income from discontinued operations was $5.7 million for the three months ended June 30, 2011.  We did not have income from discontinued operations for the three months ended June 30, 2012.  Income from discontinued operations is comprised of revenues and expenses related to the syndication of newly-formed Sponsored REITs, which was discontinued in December 2011, and the operations of properties we have sold.  Each is discussed separately below.

In December 2011, we discontinued the investment banking segment, which is included in discontinued operations.  Income derived from the investment bank was $3.3 million for the three months ended June 30, 2011.

The sale of properties from our portfolio results in a reclassification of real estate income from those properties for all periods presented to discontinued operations.  We did not sell any properties during the three months ended June 30, 2012.  On June 24, 2011, we sold an industrial property in Savage, Maryland at a $2.3 million gain. Income from discontinued operations of the property was approximately $0.1 million for the three months ended June 30, 2011.

Net income

Net income for the three months ended June 30, 2012 was $5.4 million compared to $10.4 million for the three months ended June 30, 2011, for the reasons described above.

The following table shows results for the six months ended June 30, 2012 and 2011:

(in thousands)
	Six months ended June 30,
Revenue:	2012	2011	Change
Rental	$72,498	$64,705	$7,793
Related party revenue:
Management fees and interest income from loans	5,661	1,958	3,703
Other	73	13	60
Total revenue	78,232	66,676	11,556

Expenses:
Real estate operating expenses	17,905	17,495	410
Real estate taxes and insurance	11,389	9,987	1,402
Depreciation and amortization	26,480	22,774	3,706
Selling, general and administrative	4,313	3,247	1,066
Interest	7,714	5,986	1,728
Total expenses	67,801	59,489	8,312

Income before interest income, equity in earnings of non-consolidated REITs and taxes	10,431	7,187	3,244
Interest income	12	16	(4)
Equity in earnings of non-consolidated REITs	885	2,134	(1,249)

Income before taxes on income	11,328	9,337	1,991
Taxes on income	156	118	38

Income from continuing operations	11,172	9,219	1,953

Discontinued operations:
Income from discontinued operations, net of income tax	-	3,990	(3,990)
Gain on sale of property less applicable income tax	-	21,939	(21,939)
Total discontinued operations	-	25,929	(25,929)

Net income	$11,172	$35,148	$(23,976)

Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011

Revenues

Total revenues increased by $11.6 million to $78.2 million for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.  The increase was primarily a result of:

o                 An increase in rental revenue of approximately $7.8 million arising primarily from the acquisition of three properties in March 2011, a property in September 2011 and another property acquired in October 2011, which were included in the six months ended June 30, 2012, as compared to a partial period for the three properties acquired in March 2011 that were included in the six months ended June 30, 2011; and to a lesser extent, leasing, which raised occupancy to 90%  at June 30, 2012 compared to 87% at June 30, 2011.

o                 A $3.7 million increase in interest income from loans to Sponsored REITs, which was primarily a result of a larger loan receivable balance and a higher interest rate charged during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.

Expenses

Total expenses increased by approximately $8.30 million to $67.8 million for the six months ended June 30, 2012, as compared to $59.5 million for the six months ended June 30, 2011.  The increase was primarily a result of:

o                 An increase in real estate operating expenses and real estate taxes and insurance of approximately $1.8 million, and depreciation and amortization of $3.7 million, which were primarily from the acquisition of three properties in March 2011, a property in September 2011 and another property acquired in October 2011, which were included in the six months ended June 30, 2012, as compared to a partial period for the three properties acquired in March 2011 that were included in the six months ended June 30, 2011.

o                 An increase to interest expense of approximately $1.7 million to $7.7 million during the six months ended June 30, 2012 compared to $6.0 million for the same period in 2011.  The increase was attributable to a higher amount of debt outstanding and an increase in interest rate associated with our New Revolver that we entered into on February 22, 2011 compared to lower interest rates on our Revolver and Term Loan, which were repaid on February 22, 2011.

o                 An increase in selling, general and administrative expenses of $1.1 million, which was primarily the result of a realignment of personnel and resources in our real estate business following a decision to discontinue our investment banking activities in December 2011, and was partially offset by higher acquisition costs of $0.3 million related to the acquisition of properties during the six months ended June 30, 2011.  We had 34 and 44 employees as of June 30, 2012 and 2011, respectively, at our headquarters in Wakefield, Massachusetts.

Equity in earnings of non-consolidated REITs

Equity in earnings from non-consolidated REITs decreased approximately $1.2 million to $0.9 million during the six months ended June 30, 2012 compared to $2.1 million for the same period in 2011.  The decrease was primarily because we had no syndications in process during the six months ended June 30, 2012 from which equity in income of syndications is derived compared to two syndications in process during the first six months of 2011.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties that increased $38,000 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Income from continuing operations

Income from continuing operations for the six months ended June 30, 2012 was $11.2 million compared to $9.2 million for the six months ended June 30, 2011, for the reasons described above.

Discontinued operations and gain on sale of property

Income from discontinued operations was $25.9 million for the six months ended June 30, 2011.  We did not have income from discontinued operations for the six months ended June 30, 2012.  Income from discontinued operations is comprised of revenues and expenses related to the syndication of newly-formed Sponsored REITs, which was discontinued in December 2011, and the operations of properties we have sold.  Each is discussed separately below.

In December 2011, we discontinued the investment banking segment, which is included in discontinued operations.  Income derived from the investment bank was $3.4 million for the six months ended June 30, 2011.

The sale of properties from our portfolio results in a reclassification of real estate income from those properties for all periods presented to discontinued operations.  We did not sell any properties during the six months ended June 30, 2012 and income derived from sold properties was $0.6 million for the six months ended June 30, 2011.  We sold one industrial property located in Savage, Maryland on June 24, 2011 at a $2.3 million gain and one office property located in Falls Church, Virginia on January 21, 2011, at a $19.6 million gain.

Net income

Net income for the six months ended June 30, 2012 was $11.2 million compared to $35.1 million for the six months ended June 30, 2011, for the reasons described above.

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

Other real estate companies and the National Association of Real Estate Investment Trusts, or NAREIT, may define this term in a different manner.  We have included the NAREIT FFO definition in our table and note that other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do.

We believe that in order to facilitate a clear understanding of the results of the Company, FFO should be examined in connection with net income and cash flows from operating, investing and financing activities in the consolidated financial statements.

The calculations of FFO are shown in the following table:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands):	2012	2011	2012	2011

Net income	$5,434	$10,381	$11,172	$35,148
Gain on sale of properties	-	(2,346)	-	(21,939)
Equity in earnings of non-consolidated REITs	(494)	(1,166)	(885)	(2,938)
Distribution from non-consolidated REITs	898	1,215	1,827	2,982
Depreciation and amortization	13,203	12,047	26,498	22,859
NAREIT FFO	19,041	20,131	38,612	36,112
Acquisition costs of new properties	-	9	-	278

Funds From Operations	$19,041	$20,140	$38,612	$36,390

Net Operating Income (NOI)

The Company provides property performance based on Net Operating Income, which we refer to as NOI.  Management believes that investors are interested in this information.  NOI is a non-GAAP financial measure that the Company defines as net income (the most directly comparable GAAP financial measure) plus selling, general and administrative expenses, depreciation and amortization, including amortization of acquired above and below market lease intangibles and impairment charges, interest expense, less equity in earnings of nonconsolidated REITs, interest income, management fee income, gains or losses on the sale of assets and excludes non-property specific income and expenses. The information presented includes footnotes and the data is shown by region with properties owned in both periods, which we call Same Store.  The Comparative Same Store results exclude significant nonrecurring income such as bankruptcy settlements and lease termination fees.  NOI, as defined by the Company, may not be comparable to NOI reported by other REITs that define NOI differently. NOI should not be considered an alternative to net income as an indication of our performance or to cash flows as a measure of the Company’s liquidity or its ability to make distributions.  The calculations of NOI are shown in the following table:

Net Operating Income (NOI)*

(in thousands)

	Rentable			Six Months			Six Months
	Square Feet	Three Months Ended:		Ended	Three Months Ended:		Ended	Inc	%
Region	or RSF	31-Mar-12	30-Jun-12	30-Jun-12	31-Mar-11	30-Jun-11	30-Jun-11	(Dec)	Change
East	1,181	$3,479	$3,094	$6,573	$3,019	$2,735	$5,754	$819	14.2%
MidWest	1,699	4,034	3,983	8,017	4,438	4,012	8,450	(433)	-5.1%
South	2,089	6,901	6,725	13,626	5,886	6,756	12,642	984	7.8%
West	1,089	2,278	2,443	4,721	1,718	2,293	4,011	710	17.7%
Same Store	6,058	16,692	16,245	32,937	15,061	15,796	30,857	2,080	6.7%

Acquisitions	994	4,901	4,868	9,769	807	3,513	4,320	5,449	-
Dispositions	-	-	-	-	495	133	628	(628)	-
Property NOI	7,052	$21,593	$21,113	$42,706	$16,363	$19,442	$35,805	$6,901	6.7%

Same Store		$16,692	$16,245	$32,937	$15,061	$15,796	$30,857	$2,080	6.7%

Nonrecurring
Items in NOI (a)		599	20	619	1	-	1	618	2.0%

Comparative
Same Store		$16,093	$16,225	$32,318	$15,060	$15,796	$30,856	$1,462	4.7%

Reconciliation to Net income

			Six Months			Six Months
	Three Months Ended:		Ended	Three Months Ended:		Ended
	31-Mar-12	30-Jun-12	30-Jun-12	31-Mar-11	30-Jun-11	30-Jun-11
Net income	$5,738	$5,434	$11,172	$24,767	$10,381	$35,148
Add (deduct):
Discontinued operations	-	-	-	(160)	(3,274)	(3,434)
Gain on sale of assets	-	-	-	(19,593)	(2,346)	(21,939)
Management fee income	(488)	(479)	(967)	(364)	(428)	(792)
Depreciation and amortization	13,256	13,224	26,480	10,781	12,065	22,846
Amortization of above/below market leases	40	(20)	20	(39)	(23)	(62)
Selling, general and administrative	2,077	2,236	4,313	1,644	1,602	3,246
Interest expense	3,677	4,037	7,714	2,408	3,578	5,986
Interest income	(2,340)	(2,774)	(5,114)	(600)	(910)	(1,510)
Equity in earnings of
nonconsolidated REITs	(391)	(494)	(885)	(968)	(1,166)	(2,134)
Non-property specific items, net	24	(51)	(27)	(1,513)	(37)	(1,550)
Property NOI	$21,593	$21,113	$42,706	$16,363	$19,442	$35,805

(a)          Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the year ending December 31, 2011 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average GAAP
			or	Net Rentable	Occupied	December 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2011(a)	Square Feet (b)

Park Seneca	Charlotte	NC	1969	109,550	87,300	79.7%	$15.58
Forest Park	Charlotte	NC	1999	62,212	48,239	77.5%	15.53
Meadow Point	Chantilly	VA	1999	138,537	137,817	99.5%	26.23
Innsbrook	Glen Allen	VA	1999	298,456	149,944	50.2%	20.82
East Baltimore	Baltimore	MD	1989	325,445	204,445	62.8%	27.43
Loudoun Tech Center	Dulles	VA	1999	135,888	135,888	100.0%	15.58
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	37.40
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	34.58
East total				1,441,088	1,134,633	78.7%	26.19
Southfield Centre	Southfield	MI	1977	214,697	97,215	45.3%	11.83
Northwest Point	Elk Grove Village	IL	1999	176,848	176,848	100.0%	19.38
909 Davis Street	Evanston	IL	2002	195,245	185,131	94.8%	33.84
River Crossing	Indianapolis	IN	1998	205,059	191,833	93.6%	23.75
Timberlake	Chesterfield	MO	1999	232,766	227,296	97.7%	21.33
Timberlake East	Chesterfield	MO	2000	116,197	109,365	94.1%	23.74
Lakeside Crossing	St. Louis	MO	2008	127,778	127,778	100.0%	23.68
Eden Bluff	Eden Praire	MN	2006	153,028	153,028	100.0%	27.21
121 South 8th Street	Minneapolis	MN	1974	472,616	419,021	88.7%	15.64
Midwest total				1,894,234	1,687,515	89.1%	21.68
Blue Lagoon Drive	Miami	FL	2002	212,619	212,619	100.0%	22.03
One Overton Place	Atlanta	GA	2002	387,267	352,916	91.1%	21.19
Willow Bend Office Center	Plano	TX	1999	116,622	74,801	64.1%	20.23
Park Ten	Houston	TX	1999	155,715	108,533	69.7%	28.67

The following table is continued from the previous page and provides the weighted average GAAP rent per square foot for the year ending December 31, 2011 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in nonconsolidated REITs or those which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average GAAP
			or	Net Rentable	Occupied	December 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2011(a)	Square Feet (b)

Addison Circle	Addison	TX	1999	293,787	281,507	95.8%	25.16
Collins Crossing	Richardson	TX	1999	298,766	217,830	72.9%	24.37
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	27.20
Park Ten Phase II	Houston	TX	2006	156,746	156,746	100.0%	28.75
Liberty Plaza	Addison	TX	1985	218,934	156,516	71.5%	20.91
Denbury Park	Plano	TX	1999/2008	202,600	202,600	100.0%	17.03
One Legacy Circle	Plano	TX	2008	214,110	198,608	92.8%	33.10
East Renner Road	Richardson	TX	1999	122,300	122,300	100.0%	10.00
South Total				2,627,865	2,333,376	88.8%	23.56
Centennial Technology Center	Colorado Springs	CO	1999	110,405	73,817	66.9%	16.39
380 Interlocken	Broomfield	CO	2000	240,184	204,349	85.1%	27.64
Greenwood Plaza	Englewood	CO	2000	197,527	92,383	46.8%	18.68
390 Interlocken	Broomfield	CO	2002	241,516	215,456	89.2%	29.24
Hillview Center	Milpitas	CA	1984	36,288	36,288	100.0%	14.19
Federal Way	Federal Way	WA	1982	117,010	43,773	37.4%	18.94
Montague Business Center	San Jose	CA	1982	145,951	145,951	100.0%	15.45
West Total				1,088,881	812,018	74.6%	22.76

Grand Total				7,052,068	5,967,542	84.6%	$23.42

(a) Based on weighted occupied square feet for the year ended December 31, 2011, including month-to-month tenants, divided by the Property’s net rentable square footage.

(b) Represents GAAP rental revenue for year ended December 2011 per weighted occupied square foot.

Liquidity and Capital Resources

Cash and cash equivalents were $22.6 million and $23.8 million at June 30, 2012 and December 31, 2011, respectively. This decrease of $1.2 million is attributable to $28.6 million provided by operating activities less $43.3 million used by investing activities, plus $13.5 million provided by financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $28.6 million is primarily attributable to net income of $11.2 million, plus the add-back of $24.1 million of non-cash activities and $1.0 million of distributions from non-consolidated REITs.  These increases were partially offset by a $2.7 million decrease in accounts payable and accrued liabilities, a $2.0 million increase in lease acquisition costs, $1.5 million in payments of leasing commissions and a $1.5 million increase in prepaid expenses.

Investing Activities

Our cash used for investing activities for the six months ended June 30, 2012 of $43.3 million is primarily attributable to an increase in secured loans made to Sponsored REITs of $37.0 million, additions to real estate investments and office equipment of approximately $7.1 million less distributions from non-consolidated REITs of $0.8 million.

Financing Activities

Our cash provided by financing activities for the six months ended June 30, 2012 of $13.5 million is primarily attributable to borrowings of $45.0 million on our New Revolver, which was partially offset by distributions paid to stockholders of $31.5 million.

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

Proceeds from the New Revolver were used to repay and terminate the Revolver and Term Loan on February 22, 2011.  Borrowings under the New Revolver bear interest at either the bank’s base rate plus 85 to 200 basis points depending upon a leverage ratio at the time of borrowing (the bank’s base rate plus 110 basis points, or 4.35% at June 30, 2012) or a rate equal to LIBOR plus 185 to 300 basis points depending upon a leverage ratio at the time of borrowing (LIBOR plus 210 basis points, or 2.35% at June 30, 2012).  The loan terms include a facility fee at an annual rate of 30 to 50 basis points depending upon a leverage ratio (40 basis points at June 30, 2012), which is applied to the total amount of the New Revolver.  There were borrowings of $494,000,000 outstanding at a weighted average rate of 2.34% as of June 30, 2012.  The weighted average interest rate on amounts outstanding during the six months ended June 30, 2012 on the New Revolver was approximately 2.28%.

There were borrowings of $449,000,000 outstanding at a weighted average rate of 2.24% as of December 31, 2011.  The weighted average interest rate on amounts outstanding during the year ended December 31, 2011 on the New Revolver and the Revolver was approximately 1.95%.

The New Revolver requires compliance with various financial covenants, including minimum tangible net worth, maximum leverage ratios, maximum secured leverage ratios, minimum fixed charge leverage ratios, maximum unencumbered leverage ratios, minimum unsecured debt service coverage, dividend and distribution requirements, investment requirements and maximum secured recourse indebtedness values.  We were in compliance with the New Revolver financial covenants as of June 30, 2012.

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

Equity Securities

On May 6, 2010, we entered into an on demand offering sales agreement that allows us to offer and sell up to an aggregate gross sales price of $75 million of our common stock from time to time, which we refer to as our ATM Sales Program.  The on demand offering sales agreement for the ATM Sales Program was amended on April 27, 2012 in connection with our filing of a new Registration Statement on Form S-3.  Sales of shares of our common stock depend upon market conditions and other factors determined by us and are deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by us in writing.  We have no obligation to sell any shares of our common stock, and may at any time suspend solicitation and offers.  During the six months ended June 30, 2012, we did not sell any shares of our common stock under our ATM Sales Program.  As of June 30, 2012, we were authorized to offer and sell a remainder of approximately $34.3 million of our shares of common stock under the ATM Sales Program.

As of June 30, 2012, we had an automatic shelf registration statement on Form S-3 on file with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our common stock.  From time to time, we expect to issue additional shares of our common stock under our automatic shelf registration statement or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of June 30, 2012, we were committed to fund up to $207 million to eight Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $177.5 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Loans to Sponsored REITs

Sponsored REIT Loans

From time to time we may make secured loans to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  We refer to these loans as Sponsored REIT Loans.  Since December 2007, we have provided Sponsored REIT Loans in the form of revolving lines of credit to six Sponsored REITs, or to wholly-owned subsidiaries of those Sponsored REITs, a construction loan to one wholly-owned subsidiary of another Sponsored REIT, and a mortgage loan with a revolving line of credit component to one wholly-owned subsidiary of another Sponsored REIT.  We anticipate that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years.  Except for the mortgage loan with a revolving line of credit component which bears interest at a fixed rate, advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and most advances also require a 50 basis point draw fee.  In December 2011, we received a loan fee of $762,000 at the time of the closing of the mortgage loan with a revolving line of credit component, in March 2012 a $300,000 fee was paid in connection with a $30 million draw from the revolving line of credit component, and a 0.49% fee will be paid on all amounts repaid under the loan.  On July 27, 2012, this Sponsored REIT Loan was repaid in its entirety and proceeds of $106,200,000 were received, together with an exit fee of $520,380.

Our Sponsored REIT Loans subject us to credit risk.  However, we believe that our position as asset manager of each of the Sponsored REITs helps mitigate that risk by providing us with unique insight and the ability to rely on qualitative analysis of the Sponsored REITs.  Before making a Sponsored REIT Loan, we consider a variety of subjective factors, including the quality of the underlying real estate, leasing, the financial condition of the applicable Sponsored REIT and local and national market conditions.  These factors are subject to change and we do not apply a formula or assign relative weights to the factors.  Instead, we make a subjective determination after considering such factors collectively.  On July 5, 2012, we made and funded a Sponsored REIT Loan in the form of a first mortgage loan in the principal amount of $33.0 million to an entity that is a wholly-owned by a subsidiary of a Sponsored REIT, FSP Energy Tower I Corp. On July 26, 2012, we made a $1.0 million advance pursuant to a Sponsored REIT Loan with a wholly-owned subsidiary of FSP Galleria North Corp.  As of July 31, 2012, we were committed to fund Sponsored REIT Loans up to $133.8 million to eight Sponsored REITs, of which $105.3 million was drawn and outstanding.

Acquisition Loans

Prior to terminating the activities of our investment banking segment in December 2011, we typically made an acquisition loan to each Sponsored REIT which was secured by a mortgage on the borrower’s real estate.  These loans enabled Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests.  We refer to these loans as Acquisition Loans.  We anticipated that each Acquisition Loan would be repaid at maturity or earlier from the proceeds of the Sponsored REIT’s equity offering.  Each Acquisition Loan had an original term of two years and bore interest at approximately the same rate paid by FSP Corp. for borrowings under the New Revolver or Revolver, as applicable.    We made one Acquisition Loan for the syndication of FSP Union Centre Corp. during 2011, which was repaid on October 20, 2011.  There were no Acquisition Loans outstanding at June 30, 2012 or December 31, 2011.  Acquisition Loans are classified as assets held for syndication.

Additional information about our Sponsored REIT Loans outstanding as of June 30, 2012, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-Consolidated Entities, Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the three and six months ended June 30, 2012 and 2011, respectively, the rental income exceeded the expenses for each individual property, with the exception of our properties located in Southfield, Michigan and Englewood, Colorado.

Our property located in Southfield, Michigan with approximately 215,000 square feet of rentable space was 39.6% and 39.2% leased at June 30, 2012 and 2011, respectively.  A lease with a significant tenant that leased approximately 138,000 square feet expired in 2009.  That tenant subsequently entered into a new lease for approximately 41,000 square feet on April 30, 2011.  A lease with a different tenant that leased approximately 17,000 square feet also expired on September 15, 2009.  Rental revenue did not cover ordinary operating expenses for the three and six months ended June 30, 2012 and 2011, respectively.  The property generated rental income of $259,000 and $624,000 for the three and six months ended June 30, 2012, respectively; and had operating expenses of $278,000 and $740,000 for the three and six months ended June 30, 2012, respectively.    The property generated rental income of $276,000 and $609,000 for the three and six months ended June 30, 2011, respectively; and had operating expenses of $481,000 and $974,000 for the three and six months ended June 30, 2011, respectively.

Our property located in Englewood, Colorado with approximately 198,000 square feet of rentable space was 48.9% leased and had rental revenue that covered ordinary operating expenses for the six months ended June 30, 2012 and for the three months ended June 30, 2011.  The property was 60.1% leased at June 30, 2011.  A single tenant lease, for 100% of the rentable space, expired on April 30, 2010, and since then we have signed leases with various tenants.  Rental revenue did not cover ordinary operating expenses for the three months ended June 30, 2012.  The property generated rental income of $509,000 and had operating expenses of $537,000 for the three months ended June 30, 2012.  Rental revenue did not cover ordinary operating expenses for the six months ended June 30, 2011.  The property generated rental income of $768,000 and had operating expenses of $976,000 for the six months ended June 30, 2011.

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

Item 4.       Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, except (i) for the update set forth below and (ii) to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors. In addition to the update below and the other information set forth in this report, you should carefully consider the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2011 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

As of June 30, 2012, approximately 22% of our tenants operated in the bank and credit services industry.  An economic downturn in this or any industry that we have a high concentration of or a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us, which could adversely affect our financial condition and result of operations.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: August 1, 2012	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: August 1, 2012	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Condensed Consolidated Financial Statements.

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