Form 10-Q
period 2012-09-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2012-10-30
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012.

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

The number of shares of common stock outstanding as of October 26, 2012 was 82,937,405.

Franklin Street Properties Corp.

Form 10-Q

Quarterly Report

September 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

Franklin Street Properties Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share and par value amounts)	2012	2011
Assets:
Real estate assets:
Land	$135,845	$132,393
Buildings and improvements	1,051,111	1,006,267
Fixtures and equipment	904	831
	1,187,860	1,139,491
Less accumulated depreciation	171,876	148,266
Real estate assets, net	1,015,984	991,225
Acquired real estate leases, less accumulated amortization of $35,282 and $31,189, respectively	92,717	91,613
Investment in non-consolidated REITs	85,927	87,598
Assets held for sale	685	15,355
Cash and cash equivalents	23,962	23,813
Restricted cash	546	493
Tenant rent receivables, less allowance for doubtful accounts of $1,340 and $1,235, respectively	1,182	1,460
Straight-line rent receivable, less allowance for doubtful accounts of $135 and $135, respectively	34,190	28,502
Prepaid expenses	2,336	1,223
Related party mortgage loan receivables	108,236	140,516
Other assets	7,939	4,070
Office computers and furniture, net of accumulated depreciation of $547 and $428, respectively	528	468
Deferred leasing commissions, net of accumulated amortization of $11,489 and $9,139, respectively	21,702	22,325
Total assets	$1,395,934	$1,408,661

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$82,000	$449,000
Term loan payable	400,000	-
Accounts payable and accrued expenses	26,462	26,446
Accrued compensation	2,194	2,222
Tenant security deposits	2,281	2,008
Other liabilities: derivative liability	1,671	-
Acquired unfavorable real estate leases, less accumulated amortization of $4,568 and $3,759, respectively	6,730	7,618
Total liabilities	521,338	487,294

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.0001 par value, 180,000,000 shares authorized, 82,937,405 and 82,937,405 shares issued and outstanding, respectively	8	8
Additional paid-in capital	1,042,876	1,042,876
Accumulated other comprehensive loss	(1,671)	-
Accumulated distributions in excess of accumulated earnings	(166,617)	(121,517)
Total stockholders’ equity	874,596	921,367
Total liabilities and stockholders’ equity	$1,395,934	$1,408,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011

Revenue:
Rental	$38,251	$33,398	$110,124	$97,494
Related party revenue:
Management fees and interest income from loans	3,485	1,037	9,146	2,995
Other	39	7	112	20
Total revenue	41,775	34,442	119,382	100,509

Expenses:
Real estate operating expenses	9,639	8,889	26,940	25,590
Real estate taxes and insurance	5,764	4,950	16,952	14,757
Depreciation and amortization	13,572	12,183	39,647	34,671
Selling, general and administrative	3,141	1,654	7,454	4,901
Interest	4,187	3,419	11,901	9,405

Total expenses	36,303	31,095	102,894	89,324

Income before interest income, equity in earnings of non-consolidated REITs and taxes	5,472	3,347	16,488	11,185
Interest income	5	3	17	19
Equity in earnings of non-consolidated REITs	176	573	1,061	2,707

Income before taxes on income	5,653	3,923	17,566	13,911
Taxes on income	80	67	236	185

Income from continuing operations	5,573	3,856	17,330	13,726

Discontinued operations:
Income (loss) from discontinued operations, net of income tax	(271)	(542)	(856)	2,797
Gain on sale of properties and provision for loss on property held for sale of $14,300 less applicable income tax	(14,300)	-	(14,300)	21,939
Total discontinued operations	(14,571)	(542)	(15,156)	24,736

Net income (loss)	$(8,998)	$3,314	$2,174	$38,462

Weighted average number of shares outstanding, basic and diluted	82,937	81,600	82,937	81,492

Earnings (loss) per share, basic and diluted, attributable to:
Continuing operations	$0.07	$0.05	$0.21	$0.17
Discontinued operations	(0.18)	(0.01)	(0.18)	$0.30
Net income per share, basic and diluted	$(0.11)	$0.04	$0.03	$0.47

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Other Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011

Net income (loss)	$(8,998)	$3,314	$2,174	$38,462

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(1,671)	-	(1,671)	94
Amortized gain on derivative financial instruments	-	385	-	921
Total other comprehensive income (loss)	(1,671)	385	(1,671)	1,015

Comprehensive income (loss)	$(10,669)	$3,699	$503	$39,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2012	2011
Cash flows from operating activities:

Net income	$2,174	$38,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	41,846	36,563
Amortization of above market lease	56	(119)
(Gain) on sale of properties and provision for loss on property held for sale of $14,300 less applicable income tax	14,300	(21,939)
Equity in earnings of non-consolidated REITs	(1,061)	(2,805)
Distributions from non-consolidated REITs	1,246	3,034
Increase (decrease) in bad debt reserve	105	(365)
Changes in operating assets and liabilities:
Restricted cash	(53)	(57)
Tenant rent receivables, net	173	869
Straight-line rents, net	(3,498)	(7,404)
Lease acquisition costs	(2,235)	(55)
Prepaid expenses and other assets, net	(1,278)	171
Accounts payable and accrued expenses	(25)	4,131
Accrued compensation	(28)	(420)
Tenant security deposits	273	523
Payment of deferred leasing commissions	(2,425)	(6,710)
Net cash provided by operating activities	49,570	43,879
Cash flows from investing activities:
Purchase of real estate assets, office computers and furniture	(49,209)	(155,320)
Acquired real estate leases	(14,376)	(58,955)
Investments in non-consolidated REITs	(1)	(10)
Distributions in excess of earnings from non-consolidated REITs	1,487	1,052
Investment in related party mortgage loan receivable	(73,920)	(4,232)
Repayment of related party mortgage loan receivable	106,200	-
Changes in deposits on real estate assets	-	200
Investment in assets held for syndication, net	-	(2,427)
Proceeds received on sales of real estate assets	-	96,790
Net cash used in investing activities	(29,819)	(122,902)
Cash flows from financing activities:
Distributions to stockholders	(47,274)	(46,419)
Proceeds from equity offering, net	-	18,001
Proceeds from offering	-	(536)
Borrowings under bank note payable	160,000	375,000
Repayment of bank note payable	(527,000)	(209,968)
Borrowing of term loan payable	400,000	(74,850)
Deferred financing costs	(5,328)	(5,389)
Swap termination payment	-	(982)
Net cash used in financing activities	(19,602)	54,857
Net increase (decrease) in cash and cash equivalents	149	(24,166)
Cash and cash equivalents, beginning of period	23,813	68,213
Cash and cash equivalents, end of period	$23,962	$44,047

Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$774	$2,456
Accrued costs for equity offerings	$-	$170

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

As of September 30, 2012, the Company owned and operated a portfolio of real estate consisting of 37 properties including one asset held for sale, managed 16 Sponsored REITs and held eight promissory notes secured by mortgages on real estate owned by Sponsored REITs, including one mortgage loan, one construction loan and six revolving lines of credit.  From time to time, the Company may acquire real estate, make additional secured loans or acquire a Sponsored REIT.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

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

Properties

The following table summarizes the Company’s investment in real estate assets, including asset held for sale:

	As of September 30,
	2012	2011
Commercial real estate:
Number of properties	37	35
Rentable square feet	7,439,195	6,929,891

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012 or for any other period.

Reclassifications

Certain amounts from the 2011 income statement and cash flows have been reclassified to conform to the 2012 presentation.  The reclassifications were related primarily to properties sold or held for sale and the Company’s investment banking segment, which are presented as discontinued operations for all periods presented. Reclassifications of discontinued operations changed rental revenues, operating and maintenance expenses, depreciation and amortization, commission expenses, selling, general and administrative expenses, income taxes

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Organization, Properties, Basis of Presentation, Financial Instruments and Recent Accounting Standards (continued)

and the related assets, and reclassifications of distributions from non-consolidated REITs changed a portion of the distributions from operating to investing cash flows. There was no change to net income for any period presented as a result of these reclassifications.

Financial Instruments

The Company estimates that the carrying values of cash and cash equivalents, restricted cash, mortgage loan receivables and the bank note payable approximate their fair values based on their short-term maturity and prevailing interest rates.

2.     Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At September 30, 2012, the Company held an interest in 16 Sponsored REITs, all of which were fully syndicated, and the Company no longer derives economic benefits or risks from the common stock interest that is retained in them.  One entity was not fully syndicated at September 30, 2011, which was FSP Union Centre Corp.  The Company holds a non-controlling preferred stock investment in three of these Sponsored REITs, FSP Phoenix Tower Corp. (“Phoenix Tower”), FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

Equity in earnings of investment in non-consolidated REITs:

The following table includes equity in earnings of investments in non-consolidated REITs:

	Nine Months Ended
	September 30,
(in thousands)	2012	2011

Equity in earnings of Sponsored REITs	$-	$1,020
Equity in earnings (loss) of Phoenix Tower	48	(16)
Equity in earnings of East Wacker	1,197	1,739
Equity in loss of Grand Boulevard	(184)	(36)
	$1,061	$2,707

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

Equity in loss of Grand Boulevard is derived from the Company’s preferred stock investment in the entity.  In May 2009, the Company purchased 175.5 preferred shares or 27.0% of the outstanding preferred shares of Grand Boulevard for $15,049,000 (which represented $17,550,000 at the offering price net of commissions of $1,404,000, loan fees of $1,009,000 and acquisition fees of $88,000 that were excluded).

The Company recorded distributions of $2,733,000 and $4,086,000 from non-consolidated REITs during the nine months ended September 30, 2012 and 2011, respectively.

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

The operating data below for 2012 and 2011 includes operations of the 16 Sponsored REITs the Company held an interest in as of September 30, 2012 and 2011, respectively.

At September 30, 2012, December 31, 2011 and September 30, 2011, the Company had ownership interests in 16 Sponsored REITs.  Summarized financial information for these Sponsored REITs is as follows:

	September 30,	December 31,
(in thousands)	2012	2011

Balance Sheet Data (unaudited):
Real estate, net	$742,573	$755,825
Other assets	168,346	135,658
Total liabilities	(332,137)	(293,326)
Shareholders’ equity	$578,782	$598,157

	For the Nine Months Ended
	September 30,
(in thousands)	2012	2011

Operating Data (unaudited):
Rental revenues	$83,933	$83,754
Other revenues	93	52
Operating and maintenance expenses	(42,134)	(41,132)
Selling, general and administrative	-	(787)
Depreciation and amortization	(26,452)	(24,988)
Interest expense	(13,633)	(12,754)
Net income	$1,807	$4,145

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $847,000 and $715,000 for the nine months ended September 30, 2012 and 2011, respectively.

From time to time the Company may make secured loans (“Sponsored REIT Loans”) to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  The Company anticipates that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years.  Except for the mortgage loan with a revolving line of credit component which bore interest at a fixed rate and a mortgage loan which bears interest at a fixed rate, advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and most advances also require a 50 basis point draw fee.  In December 2011, the Company received a loan fee of $762,000 at the time of the closing of the mortgage loan with a revolving line of credit component.  In March 2012, a $300,000 fee was collected in connection with a $30 million draw from the revolving line of credit component.  The loan was repaid in full during July 2012 and also included a 0.49% fee collected of $520,000.  In July 2012, the Company received a loan fee of $300,630 at the time of the closing of the mortgage loan and a 0.98% fee will be collected on all amounts repaid under the loan.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.             Related Party Transactions and Investments in Non-consolidated Entities (continued)

Prior to terminating the activities of its investment banking segment in December 2011, the Company typically made an acquisition loan (“Acquisition Loans”) to each newly-formed Sponsored REIT which was secured by a mortgage on the borrower’s real estate.  These loans enabled Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests.  The Company anticipated that each Acquisition Loan would be repaid at maturity, or earlier, from the proceeds of the Sponsored REIT’s equity offering.  Each Acquisition Loan had an original term of two years and bore interest at approximately the same rate paid by FSP Corp. for borrowings under the 2011 Revolver or previous revolving line of credit.  The Company made one Acquisition Loan for the syndication of FSP Union Centre Corp. during 2011, which was repaid on October 20, 2011.  There were no Acquisition Loans outstanding at September 30, 2012 or December 31, 2011.

The following is a summary of the Sponsored REIT Loans outstanding as of September 30, 2012:

(dollars in thousands)			Maximum	Amount			Interest
		Maturity	Amount	Drawn at	Interest	Draw	Rate at
Sponsored REIT	Location	Date	of Loan	30-Sep-12	Rate (1)	Fee (2)	30-Sep-12

Secured revolving lines of credit
FSP Highland Place I Corp. (3)	Centennial, CO	31-Dec-12	$5,500	$1,125	L+4.4%	0.5%	4.63%
FSP Satellite Place Corp. (4)	Duluth, GA	31-Mar-13	5,500	5,500	L+4.4%	0.5%	4.63%
FSP 1441 Main Street Corp.(4) (a)	Columbia, SC	31-Mar-13	10,800	8,000	L+4.4%	0.5%	4.63%
FSP 505 Waterford Corp. (4)	Plymouth, MN	30-Nov-12	7,000	2,350	L+4.4%	0.5%	4.63%
FSP Phoenix Tower Corp. (4) (b)	Houston, TX	30-Nov-12	15,000	15,000	L+4.4%	0.5%	4.63%
FSP Galleria North Corp. (e)	Dallas, TX	30-Jan-15	15,000	5,720	L+5.0%	0.5%	5.23%

Secured construction loan
FSP 385 Interlocken
Development Corp. (4) (c) (d)	Broomfield, CO	30-Apr-13	42,000	37,541	L+4.4%	n/a	4.63%

Mortgage loan secured by property
FSP Energy Tower Corp. (5) (f)	Houston, TX	5-Jul-14	33,000	33,000	6.41%	n/a	6.41%

			$133,800	$108,236

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

(e)   The borrower is FSP Galleria North Limited Partnership, a wholly-owned subsidiary.

(f)    The borrower is FSP Energy Tower I Limited Partnership, a wholly-owned subsidiary.

(5)   The loan has a secured fixed mortgage amount of $33,000,000.  A loan fee of $300,630 was paid at the time of closing and funding of the loan on July 5, 2012.  The borrower is required to pay the Company an exit fee in the amount of 0.982% of the principal repayment amount.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.             Related Party Transactions and Investments in Non-consolidated Entities (continued)

The Company recognized interest income and fees from the Acquisition Loan and Sponsored REIT Loans of approximately $8,299,000 and $2,280,000 for the nine months ended September 30, 2012 and 2011, respectively.

3.     Bank note payable

2012 Credit Facility

As of September 30, 2012, the Company had bank notes payable to a group of banks for an unsecured credit facility comprised of both a revolving line of credit and a term loan (the “2012 Credit Facility”). The revolving line of credit portion of the 2012 Credit Facility is for borrowings, at the Company’s election, of up to $500,000,000 (the “2012 Revolver”). The term loan portion of the 2012 Credit Facility is for $400,000,000 (the “2012 Term Loan”).

On September 27, 2012, the Company and certain of its wholly-owned subsidiaries entered into an Amended and Restated Credit Agreement (the “2012 Credit Agreement”) with the lending institutions referenced in the 2012 Credit Agreement and those lenders from time to time party thereto and Bank of America, N.A., as administrative agent, letter of credit issuer and swing line lender, for the 2012 Credit Facility.  On September 27, 2012, the Company drew down the entire $400,000,000 under the 2012 Term Loan and $82,000,000 under the 2012 Revolver. The Company’s $600,000,000 revolving credit facility (the “2011 Revolver”) that was scheduled to mature on February 22, 2014 was amended and restated in its entirety by the 2012 Credit Agreement and the $482,000,000 in advances outstanding under the 2011 Revolver were repaid from the proceeds of the 2012 Credit Facility.

The 2012 Term Loan has a five year term that matures on September 27, 2017. Borrowings made pursuant to the 2012 Revolver may be revolving loans, swing line loans or letters of credit, the combined sum of which may not exceed $500,000,000 outstanding at any time. Borrowings made pursuant to the 2012 Revolver may be borrowed, repaid and reborrowed from time to time for four years until September 27, 2016, the initial maturity date of the 2012 Revolver. The Company has the right to extend the initial maturity date of the 2012 Revolver by an additional 12 months, or until September 27, 2017, upon payment of a fee and satisfaction of certain customary conditions. The 2012 Revolver includes an accordion feature that allows for up to $250,000,000 of additional borrowing capacity subject to receipt of lender commitments and satisfaction of certain customary conditions.

The 2012 Credit Facility bears interest at either (i) a rate equal to LIBOR plus 135 to 190 basis points depending on the Company’s total leverage ratio at the time of the borrowing (LIBOR plus 145 basis points, or 1.67% at September 30, 2012) or (ii) a rate equal to the bank’s base rate plus 35 to 90 basis points depending on our total leverage ratio at the time of the borrowing (the bank’s base rate plus 45 basis points, or 3.70% at September 30, 2012).  The 2012 Credit Facility also obligates the Company to pay an annual facility fee of 20 to 40 basis points depending on the Company’s total leverage ratio (30 basis points at September 30, 2012).  The facility fee is assessed against the total amount of the 2012 Credit Facility, or $900,000,000. The actual amount of any applicable facility fee, LIBOR rate or base rate is determined based on the Company’s total leverage ratio as described in the table below:

Leverage Ratio	Facility Fee	LIBOR Margin	Base Rate Margin
< 25%	20.0 bps	135.0 bps	35.0 bps
> 25% and < 35%	25.0 bps	140.0 bps	40.0 bps
> 35% and < 45%	30.0 bps	145.0 bps	45.0 bps
> 45% and < 55%	35.0 bps	165.0 bps	65.0 bps
> 55%	40.0 bps	190.0 bps	90.0 bps

For purposes of the 2012 Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 1/2 of 1.00%, and (iii) the one month LIBOR base rate for such day plus 1.00%.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.     Bank note payable (continued)

Although the interest rate on the 2012 Credit Facility is variable, under the 2012 Credit Agreement, the Company fixed the base LIBOR interest rate on the 2012 Term Loan by entering into an interest rate swap agreement. On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the 2012 Term Loan at 0.75% per annum for five years.  Accordingly, based upon the Company’s leverage ratio, as of September 30, 2012, the interest rate on the 2012 Term Loan was 2.20% per annum.  In addition, based upon the Company’s leverage ratio, as of September 30, 2012, there were borrowings of $82,000,000 outstanding under the 2012 Revolver at a weighted average rate of 1.67% per annum.  The weighted average interest rate on all amounts outstanding during the nine months ended September 30, 2012 was approximately 2.31% per annum.

As of December 31, 2011, there were borrowings of $449,000,000 outstanding under the 2011 Revolver at a weighted average rate of 2.24% per annum.  The weighted average interest rate on all amounts outstanding during the year ended December 31, 2011 was approximately 1.95% per annum.

The 2012 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to join certain subsidiaries as co-borrowers under the 2012 Credit Agreement and transactions with affiliates. The 2012 Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unencumbered debt service coverage ratio, a maximum ratio of certain investments to total assets and a maximum amount of secured recourse indebtedness. The 2012 Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the 2012 Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the 2012 Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the 2012 Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the 2012 Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the 2012 Credit Facility financial covenants as of September 30, 2012.

The Company may use the proceeds of the loans under the 2012 Credit Agreement to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire existing indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the 2012 Credit Agreement.

4.     Financial Instruments: Derivatives and Hedging

On September 27, 2012, the Company fixed the interest rate for five-years on the 2012 Term Loan pursuant with an interest rate swap agreement. The variable rate that was fixed under the interest rate swap agreement is described in Note 3.

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

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

(Unaudited)

4.             Financial Instruments: Derivatives and Hedging (continued)

The following table summarizes the notional and fair value of our derivative financial instrument at September 30, 2012.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional	Strike	Effective	Expiration	Fair

	Value	Rate	Date	Date	Value

Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$(1,671)

On September 30, 2012, the derivative instrument was reported as an obligation at its fair value of approximately $1.7 million.  This is included in other liabilities: derivative liability on the consolidated balance sheet at September 30, 2012.  Offsetting adjustments are reported as unrealized gains or losses on derivative financial instruments in accumulated other comprehensive income of $1.7 million.

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as a reduction to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $0.3 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

We are hedging the exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

The fair value of the Company’s derivative instrument is determined using the net discounted cash flows of the expected cash flows of the derivative based on the market based interest rate curve. This financial instrument was classified within Level 2 of the fair value hierarchy and was classified as a liability on the condensed consolidated balance sheet.

Previously the Company’s hedging activity was limited to an interest rate swap.  The purpose of the interest rate swap, which was terminated on February 22, 2011, was to fix the interest rate for the term of the loan and to protect the Company from future interest rate increases on that term loan.

The interest rate swap represented a cash flow hedge and was recorded at fair value and classified as a liability.  Changes in the recorded fair value of the interest rate swap were recorded to other comprehensive income. On February 22, 2011, the Company used approximately $983,000 to terminate the interest rate swap agreement applicable to that term loan.  The payment to terminate the interest rate swap liability was amortized into interest expense through October 15, 2011.

The interest amortization for the Company’s terminated interest rate swap reclassified from accumulated other comprehensive income into interest expense for the nine months ended September 30, 2011 was $921,000 and for the year ended December 31, 2011 was $983,000.  The effective portion of the loss on outstanding derivative recognized in other comprehensive Income for the nine months ended September 30, 2011 was $921,000 and for the year ended December 31, 2011 was $983,000.

5.     Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at September 30, 2012 and 2011, respectively.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

(Unaudited)

6.     Stockholders’ Equity

As of September 30, 2012, the Company had 82,937,405 shares of common stock outstanding.

Equity Offerings

On May 6, 2010, the Company entered into an on demand offering sales agreement whereby the Company may offer and sell up to an aggregate gross sales price of $75 million of its common stock from time to time (the “ATM Sales Program”).  The on demand offering sales agreement for the ATM Sales Program was amended on April 27, 2012 in connection with the Company’s filing of a new Registration Statement on Form S-3.  Sales of shares of the Company’s common stock depend upon market conditions and other factors determined by the Company and may be deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by the Company in writing.  The Company has no obligation to sell any shares of its common stock, and may at any time suspend solicitation and offers. During the nine months ended September 30, 2012, the Company did not sell any shares under the ATM Sales Program.  As of September 30, 2012, the Company was authorized to offer and sell a remainder of approximately $34.3 million of its shares of common stock under the ATM Sales Program.

The Company declared and paid dividends as follows (in thousands, except per share amounts):

Quarter Paid	Dividends Per Share	Total Dividends

First quarter of 2012	$0.19	$15,758
Second quarter of 2012	$0.19	$15,758
Third quarter of 2012	$0.19	$15,758

First quarter of 2011	$0.19	$15,473
Second quarter of 2011	$0.19	$15,473
Third quarter of 2011	$0.19	$15,473

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

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

(Unaudited)

7.        Income Taxes (continued)

In May 2006, the state of Texas enacted a new business tax (the “Revised Texas Franchise Tax”) that replaced its existing franchise tax which the Company became subject.  The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure it is considered an income tax.  The Company recorded a provision in income taxes on its income statement of   $234,000 and   $182,000 for the nine months ended September 30, 2012 and 2011, respectively.

The income tax expense reflected in the consolidated statements of income relates primarily to a franchise tax on our Texas properties.  FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties and the tax expense associated with these activities are reported as Other Taxes in the table below:

	For the
	Nine Months Ended
	September 30,
(in thousands)	2012	2011

Revised Texas franchise tax	$234	$182
Other Taxes	2	3
Income tax expense	$236	$185

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

During the three months ended September 30, 2012, the Company reached a decision to classify its office property located in Southfield, Michigan as an asset held for sale.  In evaluating the Southfield, Michigan property, management considered various subjective factors, including the time, cost and likelihood of successfully leasing the property, the affect of the property’s results on its unencumbered asset value, which is part of the leverage ratio used to calculate interest rates in the 2012 Credit Facility and future capital costs to upgrade and reposition the multi-tenant property and to lease up the building, recent leasing and economic activity in the local area, and offers to purchase the property.  The Company concluded that selling the property was the more prudent decision and outweighed the potential future benefit of continuing to hold the property.   The property is expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of   $14.3 million net of applicable income taxes and was classified as an asset held for sale at September 30, 2012.  The Company estimated the fair value of the property, less estimated costs to sell using the offers to purchase the property made by third parties (Level 3 inputs, as there is no active market). The Company sold an industrial property located in Savage, Maryland on June 24, 2011 and in 2010 reached an agreement to sell a commercial property, located in Falls Church, Virginia, which was sold on January 21, 2011.  Both properties were sold at gains and have been classified as discontinued for all periods presented.

The Company reports the results of operations of its properties either sold or held for sale as discontinued operations in its consolidated statements of income, which includes rental income, rental operating expenses, real estate taxes and insurance, depreciation and amortization.  In addition, in December 2011, the Company announced it would no longer sponsor the syndication of newly-formed Sponsored REITs and cash flows related to this activity will be eliminated from ongoing operations.  Accordingly, the Company reported the investment banking activities as discontinued operations in its consolidated statements of income, which includes syndication and transaction fee revenues, selling, general and administrative expenses, commission expenses, depreciation and amortization, interest income and income tax benefits.  There were no assets of the investment banking segment included in the consolidated balance sheets at September 30, 2012 and December 31, 2011, respectively.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

(Unaudited)

8.   Discontinued Operations (continued)

The assets held for sale are summarized below:

	September 30,	December 31,
(in thousands)	2012	2011

Land	$5,110	$5,110
Building	14,199	14,182
Furniture & Fixtures	25	25
	19,334	19,317
Less accumulated depreciation	19,011	4,321
	323	14,996
Straight-line rent receivable	86	43
Deferred leasing comissions, net of accumulated amortization of $200	276	316
	$685	$15,355

The operating results for discontinued operations are summarized below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Rental revenue	$255	$273	$879	$1,571
Related party revenue:
Syndication fees	-	532	-	4,022
Transaction fees	-	470	-	3,846
Rental operating expenses	(284)	(437)	(888)	(1,237)
Real estate taxes and insurance	(71)	(71)	(271)	(306)
Selling, general and administrative	-	(758)	-	(2,276)
Commissions	-	(349)	-	(2,192)
Depreciation and amortization	(171)	(206)	(576)	(640)
Interest income	-	4	-	9
Net income (loss) from discontinued operations	$(271)	$(542)	$(856)	$2,797

9.     Subsequent Events

On October 10, 2012, the Company entered into an agreement to acquire an office property with two buildings with an aggregate of approximately 629,000 square feet for   $154.8 million in Houston, Texas.

On October 12, 2012, the Board of Directors of the Company declared a cash distribution of   $0.19 per share of common stock payable on November 15, 2012 to stockholders of record on October 26, 2012.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011.  Historical results and percentage relationships set forth in the condensed consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, uncertainties relating to fiscal policy, changes in government regulations and regulatory uncertainty, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  See Item 1A. “Risk Factors” below.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

FSP Corp., or we, operate in the real estate operations segment. The real estate operations segment involves real estate rental operations, leasing, secured financing of real estate and services provided for asset management, property management, property acquisitions, dispositions and development.

The main factor that affects our real estate operations is the broad economic market conditions in the United States.  These market conditions affect the occupancy levels and the rent levels on both a national and local level.  We have no influence on broader economic/market conditions.  We look to acquire and/or develop quality properties in good locations in order to lessen the impact of downturns in the market and to take advantage of upturns when they occur.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including high levels of unemployment, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow economic growth and/or recessionary concerns, uncertainty about government fiscal policy, changes in currency exchange rates, geopolitical events, the regulatory environment and the availability of debt and interest rate fluctuations.  We believe that recent economic conditions in the United States have negatively affected our business by, among other factors, contributing to a decline in occupancy and rental rates in our real estate portfolio in 2009 and 2010.  Although occupancy levels in our real estate portfolio generally improved in 2011 and the first nine months of 2012, future economic factors may negatively affect real estate values, occupancy levels and property income.  At this time, we cannot predict the extent or duration of any negative impact that the current state of the United States economy will have on our business.

Real Estate Operations

Leasing

Our real estate portfolio was approximately 89.9% leased (including an asset held for sale) as of September 30, 2012 and approximately 88.7% leased as of December 31, 2011.  During the nine months ended September 30, 2012, we leased 521,574 square feet of office space, of which approximately 395,667square feet were with existing tenants, at a weighted average term of 4.3 years.  On average, tenant improvements for such leases were   $8.30 per square foot, lease commissions were   $3.69 per square foot and rent concessions were approximately two months of free rent.  GAAP base rents under such leases were   $22.06 per square foot, or 1.4% higher than average rents in the respective properties as applicable compared to the prior period.

As of September 30, 2012, approximately 1.2% of the square footage in our portfolio is scheduled to expire during the remainder of 2012, and approximately 5.9% is scheduled to expire during 2013.  Our property portfolio is primarily suburban office assets.  Most of the rental/leasing markets where our properties are located remained stable during the third quarter both in terms of occupancy and rental rate levels.  Within this environment, we continue to make steady leasing progress and anticipate higher year-end occupancy.  Our property portfolio has relatively modest lease expirations over the next two years and, along with our improving occupancy levels, should allow overall tenant improvement expenditures and leasing costs to moderate in relation to the level of rental revenues being achieved.

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

Real Estate Acquisitions and Investments

On July 5, 2012, we made and funded a Sponsored REIT Loan in the form of a first mortgage loan in the principal amount of   $33.0 million to an entity that is a wholly-owned by a subsidiary of a Sponsored REIT, FSP Energy Tower I Corp.  On July 31, 2012, we acquired an office property with approximately 387,000 square feet for approximately   $52.8 million in Atlanta, Georgia.  We also made one additional real estate investment in the first quarter of 2012 for a total capital contribution of   $30 million.  The investment was made as an additional funding amount to our original   $76.2 million two-year bridge loan on a CBD office/retail property located in Minneapolis, Minnesota.  The total loan provided to this property was   $106.2 million and was secured by a first mortgage.  On July 27, 2012 this loan was repaid in its entirety and we received an exit fee in the amount of   $0.5 million.  The property is owned by FSP 50 South Tenth Street Corp., which is one of our Sponsored REITs.  During 2011, we acquired five properties directly into our portfolio with an aggregate of approximately 994,000 rentable square feet at an aggregate purchase price of approximately   $214 million.  The results of operations for each of the acquired properties are included in our operating results as of their respective purchase dates.  Increases in revenues and expenses for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 are primarily a result of the timing of these property acquisitions and subsequent contribution of these acquired properties as well as our mortgage investments.  On October 10, 2012, we announced entering into an agreement to purchase a property.  The property is located at 10370 and 10350 Richmond Avenue, Houston, Texas and consists of two, 14-story, multi-tenant office buildings containing an aggregate of approximately 629,000 rentable square feet of space and a parking garage located on approximately 6.5 acres of land.  The purchase price is approximately   $154.8 million and is subject to customary conditions and termination rights for transactions of this type. We anticipate that the closing will take place on or about November 1, 2012.  Additional potential real estate investment opportunities are actively being explored and we would anticipate further real estate investments in the coming months.

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

Property Dispositions and Asset Held For Sale

During the three months ended September 30, 2012, we reached a decision to classify its office property located in Southfield, Michigan as an asset held for sale.  In evaluating the Southfield, Michigan property, management considered various subjective factors, including the time, cost and likelihood of successfully leasing the property, the affect of the property’s results on its unencumbered asset value, which is part of the leverage ratio used to calculate interest rates in the 2012 Credit Facility and future capital costs to upgrade and reposition the multi-tenant property and to lease up the building, recent leasing and economic activity in the local area, and offers to purchase the property.  We concluded that selling the property was the more prudent decision and outweighed the potential future benefit of continuing to hold the property.   The property is expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $14.3 million net of applicable income taxes and was classified as an asset held for sale at September 30, 2012.

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

The following table shows results for the three months ended September 30, 2012 and 2011:

(in thousands)
	Three months ended September 30,
Revenue:	2012	2011	Change
Rental	$38,251	$33,398	$4,853
Related party revenue:
Management fees and interest income from loans	3,485	1,037	2,448
Other	39	7	32
Total revenue	41,775	34,442	7,333

Expenses:
Real estate operating expenses	9,639	8,889	750
Real estate taxes and insurance	5,764	4,950	814
Depreciation and amortization	13,572	12,183	1,389
Selling, general and administrative	3,141	1,654	1,487
Interest	4,187	3,419	768
Total expenses	36,303	31,095	5,208

Income before interest income, equity in earnings of non-consolidated REITs and taxes	5,472	3,347	2,125
Interest income	5	3	2
Equity in earnings of non-consolidated REITs	176	573	(397)

Income before taxes on income	5,653	3,923	1,730
Taxes on income	80	67	13

Income from continuing operations	5,573	3,856	1,717

Discontinued operations:
Income (loss) from discontinued operations, net of income tax	(271)	(542)	271
Provision for loss on property held for sale of $14,300 less applicable income tax	(14,300)	-	(14,300)
Total discontinued operations	(14,571)	(542)	(14,029)

Net income (loss)	$(8,998)	$3,314	$(12,312)

Comparison of the three months ended September 30, 2012 to the three months ended September 30, 2011

Revenues

Total revenues increased by $7.3 million to $41.8 million for the quarter ended September 30, 2012, as compared to the quarter ended September 30, 2011.  The increase was primarily a result of:

o      An increase in rental revenue of approximately $4.9 million arising primarily from the acquisition of a property in September 2011, a property acquired in October 2011 and a property acquired in July 2012, which were included in the quarter ended September 30, 2012; and to a lesser extent, leasing, which raised occupancy approximately 1.7% in the continuing real estate portfolio at September 30, 2012 compared to September 30, 2011.

o      A $2.4 million increase in interest income from loans to Sponsored REITs, which was primarily a result of a larger average loan receivable balance and a higher interest rate charged during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

Expenses

Total expenses increased by $5.2 million to $36.3 million for the quarter ended September 30, 2012, as compared to $31.1 million for the quarter ended September 30, 2011.  The increase was primarily a result of:

o      An increase in real estate operating expenses and real estate taxes and insurance of approximately $1.5 million, and depreciation and amortization of $1.4 million, which were primarily from the acquisition of a property in late September 2011, a property acquired in October 2011 and a property acquired in July 2012, which were included in the quarter ended September 30, 2012.

o      An increase to interest expense of approximately $0.8 million to $4.2 million during the three months ended September 30, 2012 compared to the same period in 2011.  The increase was attributable to a higher amount of debt outstanding for the second quarter of 2012 compared to the second quarter of 2011, and to a lesser extent the acceleration of some amortization of deferred financing costs related to the 2012 Credit Facility.

o      An increase in selling, general and administrative expenses of $1.5 million, which was primarily the result of a $0.8 million increase in compensation accruals in the third quarter of 2012 compared to the same period in 2011, and realignment of personnel and resources in our real estate business following a decision to discontinue our investment banking activities in December 2011.  We had 35 and 44 employees as of September 30, 2012 and 2011, respectively, at our headquarters in Wakefield, Massachusetts.

Equity in earnings of non-consolidated REITs

Equity in earnings from non-consolidated REITs decreased approximately $0.4 million to $0.2 million during the three months ended September 30, 2012 compared to $0.6 million for the same period in 2011.  The decrease was primarily because our equity in income of our investment in East Wacker decreased $0.2 million during the three months ended September 30, 2012 compared to the same period in 2011; and we had no syndications in process during the three months ended September 30, 2012 from which equity in income of syndications is derived, compared to one syndication in process during the third quarter of 2011.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties that increased $13,000 for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Income from continuing operations

Income from continuing operations for the three months ended September 30, 2012 was $5.6 million compared to $3.9 million for the three months ended September 30, 2011, for the reasons described above.

Discontinued operations and provision for sale of property

The sale of properties from our portfolio results in a reclassification of real estate income from those properties for all periods presented to discontinued operations.  Gains or losses on those sales or provisions for losses on sales are included in discontinued operations.

During the three months ended September 30, 2012, we reached a decision to classify its office property located in Southfield, Michigan as an asset held for sale.  In evaluating the Southfield, Michigan property, management considered various subjective factors, including the time, cost and likelihood of successfully leasing the property, the affect of the property’s results on its unencumbered asset value, which is part of the leverage ratio used to calculate interest rates in the 2012 Credit Facility and future capital costs to upgrade and reposition the multi-tenant property and to lease up the building, recent leasing and economic activity in the local area, and offers to purchase the property.  We concluded that selling the property was the more prudent decision and outweighed the potential future benefit of continuing to hold the property.   The property is expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $14.3 million net of applicable income taxes and was classified as an asset held for sale at September 30, 2012.  The operations of the property generated losses, which are included in income (loss) from discontinued operations of $0.3 million during the three months ended September 30, 2012 and $0.4 million during the three months ended September 30, 2011.  In addition, in December 2011, we discontinued our investment banking segment.  The loss derived from the investment bank was $0.1 million for the three months ended September 30, 2011.

Net income (loss)

Net loss for the three months ended September 30, 2012 was $9.0 million compared to net income of $3.3 million for the three months ended September 30, 2011, for the reasons described above.

The following table shows results for the nine months ended September 30, 2012 and 2011:

(in thousands)
	Nine months ended September 30,
Revenue:	2012	2011	Change
Rental	$110,124	$97,494	$12,630
Related party revenue:
Management fees and interest income from loans	9,146	2,995	6,151
Other	112	20	92
Total revenue	119,382	100,509	18,873

Expenses:
Real estate operating expenses	26,940	25,590	1,350
Real estate taxes and insurance	16,952	14,757	2,195
Depreciation and amortization	39,647	34,671	4,976
Selling, general and administrative	7,454	4,901	2,553
Interest	11,901	9,405	2,496
Total expenses	102,894	89,324	13,570

Income before interest income, equity in earnings of non-consolidated REITs and taxes	16,488	11,185	5,303
Interest income	17	19	(2)
Equity in earnings of non-consolidated REITs	1,061	2,707	(1,646)

Income before taxes on income	17,566	13,911	3,655
Taxes on income	236	185	51

Income from continuing operations	17,330	13,726	3,604

Discontinued operations:
Income (loss) from discontinued operations, net of income tax	(856)	2,797	(3,653)
Gain on sale of properties and provision for loss on property held for sale of $14,300 less applicable income tax	(14,300)	21,939	(36,239)
Total discontinued operations	(15,156)	24,736	(39,892)

Net income	$2,174	$38,462	$(36,288)

Comparison of the nine months ended September 30, 2012 to the nine months ended September 30, 2011

Revenues

Total revenues increased by $18.9 million to $119.4 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.  The increase was primarily a result of:

o      An increase in rental revenue of approximately $12.7 million arising primarily from the acquisitions of three properties in March 2011, a property in September 2011, a property in October 2011 and a property in July 2012, which were included in the nine months ended September 30, 2012, as compared to a partial period for the three properties acquired in March 2011 and a property acquired in September 2011 that were included in the nine months ended September 30, 2011; and to a lesser extent, leasing, which raised occupancy approximately 1.7% in the continuing real estate portfolio at September 30, 2012 compared to September 30, 2011.

o      A $6.2 million increase in interest income from loans to Sponsored REITs, which was primarily a result of a larger average loan receivable balance and a higher interest rate charged during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.

Expenses

Total expenses increased by approximately $13.6  million to $102.9 million for the nine months ended September 30, 2012, as compared to $89.3 million for the nine months ended September 30, 2011.  The increase was primarily a result of:

o      An increase in real estate operating expenses and real estate taxes and insurance of approximately $3.5 million, and depreciation and amortization of $5.0 million, which were primarily from the acquisitions of three properties in March 2011, a property in September 2011, a property in October 2011 and a property in July 2012, which were included in the nine months ended September 30, 2012, as compared to a partial period for the three properties acquired in March 2011 and a property acquired in September 2011 that were included in the nine months ended September 30, 2011.

o      An increase to interest expense of approximately $2.5 million to $11.9 million during the nine months ended September 30, 2012 compared to $9.4 million for the same period in 2011.  The increase was attributable to a higher amount of debt outstanding, and to a lesser extent the acceleration of some amortization of deferred financing costs related to the 2012 Credit Facility.

o      An increase in selling, general and administrative expenses of $2.6 million, which was primarily the result of a $0.9 million increase in compensation accruals during the nine months ended September 30, 2012 compared to the same period in 2011 and a realignment of personnel and resources in our real estate business following a decision to discontinue our investment banking activities in December 2011.  These increases were partially offset by higher acquisition costs of $0.2 million related to the acquisition of properties during the nine months ended September 30, 2011.  We had 35 and 44 employees as of September 30, 2012 and 2011, respectively, at our headquarters in Wakefield, Massachusetts.

Equity in earnings of non-consolidated REITs

Equity in earnings from non-consolidated REITs decreased approximately $1.6 million to $1.1 million during the nine months ended September 30, 2012 compared to the same period in 2011.  The decrease was primarily because our equity in income of our investment in East Wacker decreased $0.5 million during the nine months ended September 30, 2012 compared to the same period in 2011; and because we had no syndications in process during the nine months ended September 30, 2012 from which equity in income of syndications is derived compared to two syndications in process during the first nine months ended September 30, 2011.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties that increased $51,000 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Income from continuing operations

Income from continuing operations for the nine months ended September 30, 2012 was $17.3 million compared to $13.7 million for the nine months ended September 30, 2011, for the reasons described above.

Discontinued operations

The sale of properties from our portfolio results in a reclassification of real estate income from those properties for all periods presented to discontinued operations.  Gains or losses on those sales or provisions for losses on sales are included in discontinued operations.

During the three months ended September 30, 2012, we reached a decision to classify its office property located in Southfield, Michigan as an asset held for sale.  In evaluating the Southfield, Michigan property, management considered various subjective factors, including the time, cost and likelihood of successfully leasing the property, the affect of the property’s results on its unencumbered asset value, which is part of the leverage ratio used to calculate interest rates in the 2012 Credit Facility and future capital costs to upgrade and reposition the multi-tenant property and to lease up the building, recent leasing and economic activity in the local area, and offers to purchase the property.  We concluded that selling the property was the more prudent decision and outweighed the potential future benefit of continuing to hold the property.   The property is expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $14.3 million net of applicable income taxes and was classified as an asset held for sale at September 30, 2012.  The operations of the property generated losses, which are included in income from discontinued operations of $0.8 million during the nine months ended September 30, 2012 and $1.1 million during the nine months ended September 30, 2011.

In December 2011, we discontinued the investment banking segment, which is included in discontinued operations.  Income derived from the investment bank was $3.3 million for the nine months ended September 30, 2011.

Income from discontinued operations also includes $22.5 million for the nine months ended September 30, 2011, which is comprised of income derived from properties sold in 2011 of $0.6 million for the nine months ended September 30, 2011 and gains on those sales.  We sold one industrial property located in Savage, Maryland on June 24, 2011 at a $2.3 million gain and one office property located in Falls Church, Virginia on January 21, 2011, at a $19.6 million gain.

Net income

Net income for the nine months ended September 30, 2012 was $2.2 million compared to $38.5 million for the nine months ended September 30, 2011, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands):	2012	2011	2012	2011

Net income (loss)	$(8,998)	$3,314	$2,174	$38,462
(Gain) on sale of properties and Provision for loss on property held for sale of $14,300 less applicable income tax	14,300	-	14,300	(21,939)
Equity in earnings of non-consolidated REITs	(176)	(573)	(1,061)	(3,511)
Distribution from non-consolidated REITs	907	1,104	2,733	4,086
Depreciation and amortization	13,779	12,332	40,279	35,191
NAREIT FFO	19,812	16,177	58,425	52,289
Acquisition costs of new properties	101	185	101	463

Funds From Operations	$19,913	$16,362	$58,526	$52,752

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

Net Operating Income (NOI)*

(in thousands)

	Rentable				Nine Months				Nine Months
	Square Feet	Three Months Ended:			Ended	Three Months Ended:			Ended	Inc	%
Region	or RSF	31-Mar-12	30-Jun-12	30-Sep-12	30-Sep-12	31-Mar-11	30-Jun-11	30-Sep-11	30-Sep-11	(Dec)	Change
East	1,182	$3,479	$3,094	$3,165	$9,738	$3,019	$2,735	$2,801	$8,555	$1,183	13.8%
MidWest	1,484	4,166	4,031	4,078	12,275	4,597	4,217	4,428	13,242	(967)	-7.3%
South	2,089	6,901	6,725	7,152	20,778	5,886	6,756	6,439	19,081	1,697	8.9%
West	1,089	2,278	2,443	2,428	7,149	1,718	2,293	2,095	6,106	1,043	17.1%
Same Store	5,844	16,824	16,293	16,823	49,940	15,220	16,001	15,763	46,984	2,956	6.3%

Acquisitions	1,380	4,901	4,868	5,755	15,524	807	3,513	3,488	7,808	7,716
Property NOI from the continuing portfolio	7,224	21,725	21,161	22,578	65,464	16,027	19,514	19,251	54,792	10,672
Dispositions and asset held for sale		(132)	(47)	(101)	(280)	336	(72)	(236)	28	(308)
Property NOI		$21,593	$21,114	$22,477	$65,184	$16,363	$19,442	$19,015	$54,820	$10,364

Same Store		$16,824	$16,293	$16,823	$49,940	$15,220	$16,001	$15,763	$46,984	$2,956	6.3%

Nonrecurring
Items in NOI (a)		599	21	307	927	1	-	169	170	757	1.6%

Comparative
Same Store		$16,225	$16,272	$16,516	$49,013	$15,219	$16,001	$15,594	$46,814	$2,199	4.7%

Reconciliation to Net income

					Nine Months				Nine Months
		Three Months Ended:			Ended	Three Months Ended:			Ended
		31-Mar-12	30-Jun-12	30-Sep-12	30-Sep-12	31-Mar-11	30-Jun-11	30-Sep-11	30-Sep-11
Net Income		$5,738	$5,434	$(8,998)	$2,174	$24,767	$10,381	$3,314	$38,462
Add (deduct):
Discontinued operations		317	268	270	855	(326)	(3,012)	543	(2,795)
Loss provision or (gain) on sale of assets		-	-	14,300	14,300	(19,593)	(2,346)	-	(21,939)
Management fee income		(488)	(479)	(562)	(1,529)	(364)	(428)	(439)	(1,231)
Depreciation and amortization		13,071	13,004	13,573	39,648	10,611	11,876	12,183	34,670
Amortization of above/below market leases		40	(20)	36	56	(39)	(23)	(57)	(119)
Selling, general and administrative		2,077	2,236	3,141	7,454	1,644	1,602	1,656	4,902
Interest expense		3,677	4,037	4,187	11,901	2,408	3,578	3,419	9,405
Interest income		(2,340)	(2,774)	(3,201)	(8,315)	(600)	(910)	(790)	(2,300)
Equity in earnings of nonconsolidated REITs		(391)	(494)	(176)	(1,061)	(968)	(1,166)	(573)	(2,707)
Non-property specific items, net		24	(51)	8	(19)	(1,513)	(38)	(5)	(1,556)
Property NOI from the continuing portfolio		$21,725	$21,161	$22,578	$65,464	$16,027	$19,514	$19,251	$54,792
Dispositions and asset held for sale		(132)	(47)	(101)	(280)	336	(72)	(236)	28
Property NOI		$21,593	$21,114	$22,477	$65,184	$16,363	$19,442	$19,015	$54,820

(a)              Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

Liquidity and Capital Resources

Cash and cash equivalents were $24.0 million and $23.8 million at September 30, 2012 and December 31, 2011, respectively. This increase of $149,000 is attributable to $49.6 million provided by operating activities less $29.8 million used in investing activities, less $19.6 million used in financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $49.6 million is primarily attributable to net income of $2.2 million, plus the provision for loss on the sale of a property of $14.3 million, add-back of $37.4 million of non-cash activities, $1.2 million of distributions from non-consolidated REITs, $0.3 million of tenant security deposits and $0.2 million of tenant rent receivable.  These increases were partially offset by $2.4 million in payments of leasing commissions, a $2.2 million increase in lease acquisition costs, a $1.3 million increase in prepaid expenses and a $0.1 million decrease in accounts payable and accrued liabilities.

Investing Activities

Our cash used in investing activities for the nine months ended September 30, 2012 of $29.8 million is primarily attributable to additions to real estate investments and office equipment of approximately $63.6 million, which was partially offset by a decrease in secured loans made to Sponsored REITs of $32.3 million and distributions from non-consolidated REITs of $1.5 million.

Financing Activities

Our cash used in financing activities for the nine months ended September 30, 2012 of $19.6 million is primarily attributable to repayment of the our previous revolving line of credit, which had a balance outstanding of $449.0 million at the beginning of 2012 and $482.0 million on the date of the new loan agreement and funding, financing costs of the 2012 Credit Facility of $5.3 million and distributions paid to stockholders of $47.3 million.  These uses were partially offset by borrowings on our old revolving line of credit before it was repaid and initial borrowings under the 2012 Credit Facility of $482.0 million.

2012 Credit Facility

As of September 30, 2012, we had bank notes payable to a group of banks for an unsecured credit facility comprised of both a revolving line of credit and a term loan (the “2012 Credit Facility”). The revolving line of credit portion of the 2012 Credit Facility is for borrowings, at our election, of up to $500,000,000 (the “2012 Revolver”). The term loan portion of the 2012 Credit Facility is for $400,000,000 (the “2012 Term Loan”).

On September 27, 2012, we entered into an Amended and Restated Credit Agreement (the “2012 Credit Agreement”) with the lending institutions referenced in the 2012 Credit Agreement and those lenders from time to time party thereto and Bank of America, N.A., as administrative agent, letter of credit issuer and swing line lender, for the 2012 Credit Facility.  The 2012 Revolver portion of the 2012 Credit Facility is for borrowings, at our election, of up to $500,000,000.  The 2012 Term Loan portion of the 2012 Credit Facility is for $400,000,000.  On September 27, 2012, we drew down the entire $400,000,000 under the 2012 Term Loan and $82,000,000 under the 2012 Revolver. Our $600,000,000 revolving credit facility (the “2011 Revolver”) that was scheduled to mature on February 22, 2014 was amended and restated in its entirety by the 2012 Credit Agreement and the $482,000,000 in advances outstanding under the 2011 Revolver were repaid from the proceeds of the 2012 Credit Facility.

The 2012 Term Loan has a five year term that matures on September 27, 2017. Borrowings made pursuant to the 2012 Revolver may be revolving loans, swing line loans or letters of credit, the combined sum of which may not exceed $500,000,000 outstanding at any time. Borrowings made pursuant to the 2012 Revolver may be borrowed, repaid and reborrowed from time to time for four years until September 27, 2016, the initial maturity date of the 2012 Revolver. We have the right to extend the initial maturity date of the 2012 Revolver by an additional 12 months, or until September 27, 2017, upon payment of a fee and satisfaction of certain customary conditions. The 2012 Revolver includes an accordion feature that allows for up to $250,000,000 of additional borrowing capacity subject to receipt of lender commitments and satisfaction of certain customary conditions.

The 2012 Credit Facility bears interest at either (i) a rate equal to LIBOR plus 135 to 190 basis points depending on our total leverage ratio at the time of the borrowing (LIBOR plus 145 basis points, or 1.67% at September 30, 2012) or (ii) a rate equal to the bank’s base rate plus 35 to 90 basis points depending on our total leverage ratio at the time of the borrowing (the bank’s base rate plus 45 basis points, or 3.70% at September 30, 2012).  The 2012 Credit Facility also obligates us to pay an annual facility fee of 20 to 40 basis points depending on our total leverage ratio (30 basis points at September 30, 2012).  The facility fee is assessed against the total amount of the 2012 Credit Facility, or $900,000,000. The actual amount of any applicable facility fee, LIBOR rate or base rate is determined based on our total leverage ratio as described in the table below:

Leverage Ratio	Facility Fee	LIBOR Margin	Base Rate Margin
< 25%	20.0 bps	135.0 bps	35.0 bps
> 25% and < 35%	25.0 bps	140.0 bps	40.0 bps
> 35% and < 45%	30.0 bps	145.0 bps	45.0 bps
> 45% and < 55%	35.0 bps	165.0 bps	65.0 bps
> 55%	40.0 bps	190.0 bps	90.0 bps

For purposes of the 2012 Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 1/2 of 1.00%, and (iii) the one month LIBOR based rate for such day plus 1.00%.

Although the interest rate on the 2012 Credit Facility is variable, under the 2012 Credit Agreement, we fixed the base LIBOR interest rate on the 2012 Term Loan by entering into an interest rate swap agreement. On September 27, 2012, we entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the 2012 Term Loan at 0.75% per annum for five years.  Accordingly, based upon our leverage ratio, as of September 30, 2012, the interest rate on the 2012 Term Loan was 2.20% per annum.  In addition, based upon our leverage ratio, as of September 30, 2012, there were borrowings of $82,000,000 outstanding under the 2012 Revolver at a weighted average rate of 1.67% per annum.  The weighted average interest rate on all amounts outstanding during the nine months ended September 30, 2012 was approximately 2.31% per annum.

As of December 31, 2011, there were borrowings of $449,000,000 outstanding under the 2011 Revolver at a weighted average rate of 2.24% per annum.  The weighted average interest rate on all amounts outstanding during the year ended December 31, 2011 was approximately 1.95% per annum.

The 2012 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to join certain subsidiaries as co-borrowers under the 2012 Credit Agreement and transactions with affiliates. The 2012 Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unencumbered debt service coverage ratio, a maximum ratio of certain investments to total assets and a maximum amount of secured recourse indebtedness. The 2012 Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the 2012 Credit Agreement). In the event of a default by us, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the 2012 Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the 2012 Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the 2012 Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations will become immediately due and payable.  We were in compliance with the 2012 Credit Facility financial covenants as of September 30, 2012.

We may use the proceeds of the loans under the 2012 Credit Agreement to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire existing indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the 2012 Credit Agreement.

Equity Securities

On May 6, 2010, we entered into an on demand offering sales agreement that allows us to offer and sell up to an aggregate gross sales price of $75 million of our common stock from time to time, which we refer to as our ATM Sales Program.  The on demand offering sales agreement for the ATM Sales Program was amended on April 27, 2012 in connection with our filing of a new Registration Statement on Form S-3.  Sales of shares of our common stock depend upon market conditions and other factors determined by us and are deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by us in writing.  We have no obligation to sell any shares of our common stock, and may at any time suspend solicitation and offers.  During the nine months ended September 30, 2012, we did not sell any shares of our common stock under our ATM Sales Program.  As of September 30, 2012, we were authorized to offer and sell a remainder of approximately $34.3 million of our shares of common stock under the ATM Sales Program.

As of September 30, 2012, we had an automatic shelf registration statement on Form S-3 on file with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our common stock.  From time to time, we expect to issue additional shares of our common stock under our automatic shelf registration statement or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of September 30, 2012, we were committed to fund up to $133.8 million to eight Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $108.2 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

We intend to draw on the 2012 Credit Facility in the future for a variety of corporate purposes, including the acquisition of properties that we acquire directly for our portfolio and for loans to Sponsored REITs described below.

Loans to Sponsored REITs

Sponsored REIT Loans

From time to time we may make secured loans (“Sponsored REIT Loans”) to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  We anticipate that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years.  Except for the mortgage loan with a revolving line of credit component which bears interest at a fixed rate and a mortgage loan which also bears interest at a fixed rate, advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and most advances also require a 50 basis point draw fee.  In December 2011, the Company received a loan fee of $762,000 at the time of the closing of the mortgage loan with a revolving line of credit component.  In March 2012, a $300,000 fee was collected in connection with a $30 million draw from the revolving line of credit component.  The loan was repaid in full during July 2012 and also included a 0.49% fee collected of $520,000.  In July 2012, the Company received a loan fee of $300,630 at the time of the closing of the mortgage loan and a 0.98% fee will be collected on all amounts repaid under the loan.

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

Acquisition Loans

Prior to terminating the activities of our investment banking segment in December 2011, we typically made an acquisition loan to each Sponsored REIT which was secured by a mortgage on the borrower’s real estate.  These loans enabled Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests.  We refer to these loans as Acquisition Loans.  We anticipated that each Acquisition Loan would be repaid at maturity or earlier from the proceeds of the Sponsored REIT’s equity offering.  Each Acquisition Loan had an original term of two years and bore interest at approximately the same rate paid by FSP Corp. for borrowings under the 2012 Revolver or previous line of credit, as applicable.    We made one Acquisition Loan for the syndication of FSP Union Centre Corp. during 2011, which was repaid on October 20, 2011.  There were no Acquisition Loans outstanding at September 30, 2012 or December 31, 2011.  Acquisition Loans are classified as assets held for syndication.

Additional information about our Sponsored REIT Loans outstanding as of September 30, 2012, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-consolidated Entities, Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the three and nine months ended September 30, 2012 and 2011, respectively, the rental income exceeded the expenses for each individual property, with the exception of our properties located in Southfield, Michigan and Englewood, Colorado.

Our property located in Southfield, Michigan with approximately 215,000 square feet of rentable space was 39.6% and 39.2% leased at September 30, 2012 and 2011, respectively.  A lease with a significant tenant that leased approximately 138,000 square feet expired in 2009.  That tenant subsequently entered into a new lease for approximately 41,000 square feet on April 30, 2011.  A lease with a different tenant that leased approximately 17,000 square feet also expired in 2009.  Rental revenue did not cover ordinary operating expenses for the three and nine months ended September 30, 2012 and 2011, respectively.  The property generated rental income of $255,000 and $879,000 for the three and nine months ended September 30, 2012, respectively; and had operating expenses of $356,000 and $1,159,000 for the three and nine months ended September 30, 2012.    The property generated rental income of $273,000 and $882,000 for the three and nine months ended September 30, 2011, respectively; and had operating expenses of $508,000 and $1,482,000 for the three and nine months ended September 30, 2011, respectively.

Our property located in Englewood, Colorado with approximately 198,000 square feet of rentable space was 48.9% leased and 54.3% leased at September 30, 2012 and 2011, respectively.  A single tenant lease, for 100% of the rentable space, expired on April 30, 2010, and since then we have signed leases with various tenants.  Rental revenue did not cover ordinary operating expenses for the three and nine months ended September 30, 2012 and 2011, respectively.  The property generated rental income of $472,000 and $1,531,000 for the three and nine months ended September 30, 2012, respectively; and had operating expenses of $540,000 and $1,580,000 for the three and nine months ended September 30, 2012.    The property generated rental income of $520,000 and $1,287,000 for the three and nine months ended September 30, 2011, respectively; and had operating expenses of $603,000 and $1,578,000 for the three and nine months ended September 30, 2011, respectively.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  As of September 30, 2012 and December 31, 2011, if market rates on borrowings under our 2012 Revolver and the 2011 Revolver, respectively, increased by 10% at maturity, or approximately 17 and 22 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.1 million and $1.0 million annually. Based upon our leverage ratio, the interest rate on our 2012 Revolver as of September 30, 2012 was LIBOR plus 145 basis points, or 1.67% per annum.  We do not believe that the interest rate risk represented by borrowings under our 2012 Revolver is material as of September 30, 2012.

Although the interest rate on the 2012 Credit Facility is variable, the Company fixed the base LIBOR interest rate on the 2012 Term Loan by entering into an interest rate swap agreement.  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the 2012 Term Loan at 0.75% per annum for five years.  Accordingly, based upon the Company’s leverage ratio, as of September 30, 2012, the interest rate on the 2012 Term Loan was 2.20% per annum.  The fair value of the interest rate swap agreement is affected by changes in market interest rates.  We believe that we have mitigated interest rate risk with respect to the 2012 Term Loan through the interest rate swap agreement for the five year term of the 2012 Term Loan. This interest rate swap agreement was our only derivative instrument as of September 30, 2012.

The table below lists our derivative instrument, which is hedging variable cash flows related to interest on our 2012 Term Loan as of September 30, 2012 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
	Value	Rate	Date	Date	Value

Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$(1,671)

Our 2012 Term Loan hedging transaction used a derivative instrument that involves certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. We require our derivatives contracts to be with counterparties that have an investment grade rating.  The counterparty to our derivative arrangement is Bank of America, N.A., which has an investment grade rating.  As a result, we do not anticipate that the counterparty will fail to meet its obligations.  However, there can be no assurance that we will be able to adequately protect against the foregoing risks or that we will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

The 2012 Revolver has a term of four years and matures on September 27, 2016.  We have the right to extend the initial maturity date of the 2012 Revolver by an additional 12 months, or until September 27, 2017, upon payment of a fee and satisfaction of certain customary conditions. The 2012 Revolver includes an accordion feature that allows for up to $250,000,000 of additional borrowing capacity subject to receipt of lender commitments and satisfaction of certain customary conditions.  Upon maturity, our future income, cash flows and fair values relevant to financial instruments will be dependent upon the balance then outstanding and prevalent market interest rates.

We borrow from time-to-time under the 2012 Revolver.  These borrowings bear interest at either (i) a rate equal to LIBOR plus 135 to 190 basis points depending on our total leverage ratio at the time of the borrowing (LIBOR plus 145 basis points, or 1.67% at September 30, 2012) or (ii) a rate equal to the bank’s base rate plus 35 to 90 basis points depending on our total leverage ratio at the time of the borrowing (the bank’s base rate plus 45 basis points, or 3.70% at September 30, 2012).  There were borrowings totaling $482.0 million on the 2012 Revolver and $494.0 million on the 2011 Revolver, at a weighted average rate of 1.67% and 2.24% outstanding at September 30, 2012 and December 31, 2011, respectively.  We have drawn on the 2012 Revolver, and intend to draw on the 2012 Revolver in the future for a variety of corporate purposes, including the funding of Sponsored REIT Loans and the acquisition of properties that we acquire directly for our portfolio.  Information about our Sponsored REIT Loans as of September 30, 2012 is incorporated herein by reference to “Part I. - Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Loans to Sponsored REITs - Sponsored REIT Loans”.

The following table presents as of September 30, 2012 our contractual variable rate borrowings under our 2012 Revolver, which matures on September 27, 2016, and under our 2012 Term Loan, which matures on September 27, 2017.  Under the 2012 Revolver, we have the right to extend the initial maturity date by an additional 12 months, or until September 27, 2017, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2012	2013	2014	2015	2016	2017
2012 Revolver (1)	$82,000	$-	$-	$-	$-	$82,000	$-
2012 Term Loan	400,000	-	-	-	-	-	400,000
Total	$482,000	$-	$-	$-	$-	$82,000	$400,000

(1) The 2012 Revolver maturity is in 2016, however borrowings made thereunder are with 30-Day LIBOR advances, which are due or can be renewed at maturity.

Item 4.       Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2012, approximately 22% of our tenants operated in the bank and credit services industry.  An economic downturn in this or any industry that we have a high concentration of or a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us, which could adversely affect our financial condition and result of operations.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

None.

Item 5.       Other Information

On October 10, 2012, we announced entering into an agreement to purchase a property.  The property is located at 10370 and 10350 Richmond Avenue, Houston, Texas and consists of two, 14-story, multi-tenant office buildings containing an aggregate of approximately 629,000 rentable square feet of space and a parking garage located on approximately 6.5 acres of land.  The purchase price is approximately $154.8 million and is subject to customary conditions and termination rights for transactions of this type. We anticipate that the closing will take place on or about November 1, 2012.  The Contract of Sale, as amended, is attached as Exhibit 10.3.

Item 6.       Exhibits

The Exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: October 30, 2012	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: October 30, 2012	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

10.1 (3)	Amended and Restated Credit Agreement, dated September 27, 2012, among FSP Corp. and the other parties thereto.

10.2 (4)	ISDA Master Agreement, dated September 27, 2012, between FSP Corp. and Bank of America, N.A., together with the schedule relating thereto.

10.3*

Contract of Sale, dated October 10, 2012, between FSP Westchase LLC and Granite Westchase Partners, Ltd., together with First Amendment to Contract of Sale, dated October 24, 2012, between FSP Westchase LLC and Granite Westchase Partners, Ltd.

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

101**

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to FSP Corp.’s Form 8-A, filed on April 5, 2005 (File No. 001-32470).

(2)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on December 21, 2010 (File No. 001-32470).

(3)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on September 27, 2012 File No. 001-32470).

(4)	Incorporated by reference to Exhibit 10.2 to FSP Corp.’s Current Report on Form 8-K, filed on September 27, 2012 (File No. 001-32470).

*	Filed herewith.

**

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.