Form 10-K
period 2012-12-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2013-02-19
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-32470

FRANKLIN STREET PROPERTIES CORP.

(Exact name of registrant as specified in its charter)

Maryland	04-3578653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Edgewater Place, Suite 200, Wakefield, Massachusetts	01880
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 557-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.0001 par value per share	NYSE MKT

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price as reported on NYSE MKT, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012, was approximately $771,388,918.

There were 82,937,405 shares of common stock of the registrant outstanding as of February 15, 2013.

Documents incorporated by reference: The registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s Annual Meeting of Stockholders to be held on May 16, 2013 (the “Proxy Statement”).  The information required in response to Items 10 – 14 of Part III of this Form 10-K, other than that contained in Part I under the caption, “Directors and Executive Officers of FSP Corp.,” is hereby incorporated by reference to the Proxy Statement.

PART I

Item 1.                     Business

History

Our company, Franklin Street Properties Corp., which we refer to as FSP Corp., the Company, we or our, is a Maryland corporation that operates in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes.  Our common stock is traded on the NYSE MKT under the symbol “FSP”.  FSP Corp. is the successor to Franklin Street Partners Limited Partnership, or the FSP Partnership, which was originally formed as a Massachusetts general partnership in January 1997 as the successor to a Massachusetts general partnership that was formed in 1981.  On January 1, 2002, the FSP Partnership converted into FSP Corp., which we refer to as the conversion.  As a result of this conversion, the FSP Partnership ceased to exist and we succeeded to the business of the FSP Partnership.  In the conversion, each unit of both general and limited partnership interests in the FSP Partnership was converted into one share of our common stock. As a result of the conversion, we hold, directly and indirectly, 100% of the interest in three former subsidiaries of the FSP Partnership:  FSP Investments LLC, FSP Property Management LLC, and FSP Holdings LLC.  We operate some of our business through these subsidiaries.

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

Real Estate

We own and operate a portfolio of real estate consisting of 37 office properties as of December 31, 2012. We derive rental revenue from income paid to us by tenants of these properties.  See Item 2 of this Annual Report on Form 10-K for more information about our properties.  From time-to-time we dispose of properties generating gains or losses in an ongoing effort to improve and upgrade our portfolio.  We also held preferred stock investments in two Sponsored REITs as of December 31, 2012, from which we record our share of income or loss under the equity method of accounting, and from which we receive dividends.

We provide asset management, property management, property accounting, investor and/or development services to our portfolio and certain of our Sponsored REITs through our subsidiaries FSP Investments LLC and FSP Property Management LLC.  FSP Corp. recognizes revenue from its receipt of fee income from Sponsored REITs that have not been consolidated or acquired by us.  Neither FSP Investments LLC nor FSP Property Management LLC receives any rental income.

From time-to-time we may make secured loans to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  We anticipate that these loans will be repaid at their maturity or earlier from long-term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  We refer to these loans as Sponsored REIT Loans.  We have seven Sponsored REIT Loans secured by real estate outstanding as of December 31, 2012, from which we derive interest income.

Prior to discontinuing our investment banking segment in December 2011, we typically made an acquisition loan to each Sponsored REIT to fund the purchase of its underlying property, which was secured by a mortgage on the borrower’s real estate.  These loans typically were repaid out of the proceeds of the borrower’s equity offering.  We refer to these loans as Acquisition Loans.  As of December 31, 2012 and 2011, there were no Acquisition Loans outstanding.

Investment Objectives

Our investment objectives are to create shareholder value by increasing revenue from rental, dividend and interest income and net gains from sales of properties and increase the cash available for distribution in the form of dividends to our stockholders.  We expect that we will continue to derive real estate revenue from Sponsored REIT Loans and fees from asset management, property management and investor services.  We may also acquire additional real properties by direct purchase or by acquisition of Sponsored REITs, though we have no obligation to acquire or offer to acquire any Sponsored REIT in the future.

From time to time, as market conditions warrant, we may sell properties owned by us.  We sold one property located in Southfield, Michigan on December 21, 2012 at a loss.  We sold one  industrial property located in Savage, Maryland on June 24, 2011, and one office property located in Falls Church, Virginia on January 21, 2011, each at a gain.  We did not sell any properties in 2010.  When we sell a property, we either distribute some or all of the sale proceeds to our stockholders as a distribution or retain some or all of such proceeds for investment in real properties or other corporate activities.

We may acquire, and have acquired, real properties in any geographic area of the United States and of any property type.  We own 37 properties that are located in 13 different states.  See Item 2 of this Annual Report on Form 10-K for more information about our properties.

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

•                  we aggressively manage, maintain and upgrade our properties and refuse to neglect or undercapitalize management, maintenance and capital improvement programs; and

•                  we believe that we have the ability to hold properties through down cycles because we generally do not have significant leverage on the Company, which could place the properties at risk of foreclosure.  As of February 15, 2013, none of our 37 properties was subject to mortgage debt.

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

Employees

We had 35 employees as of December 31, 2012 and February 15, 2013.

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

Directors and Executive Officers of FSP Corp.

The following table sets forth the names, ages and positions of all our directors and executive officers as of February 15, 2013.

Name	Age	Position
George J. Carter (5)	64	President, Chief Executive Officer and Director
Barbara J. Fournier (4)	57	Executive Vice President, Chief Operating Officer, Treasurer, Secretary and Director
Janet Prier Notopoulos (3)	65	Executive Vice President and Director
John N. Burke (1) (2) (4) (6)	51	Director
Brian N. Hansen(1) (2) (3)	41	Director
Dennis J. McGillicuddy (1) (2) (3)	71	Director
Georgia Murray (1) (2) (5) (7)	62	Director
Barry Silverstein (1) (2) (4)	79	Director
Jeffery B. Carter	41	Executive Vice President and Chief Investment Officer
Scott H. Carter	41	Executive Vice President, General Counsel and Assistant Secretary
John G. Demeritt	52	Executive Vice President and Chief Financial Officer

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Class I Director

(4) Class II Director

(5) Class III Director

(6) Chair of the Audit Committee

(7) Chair of the Compensation Committee

George J. Carter, age 64, is President, Chief Executive Officer and has been a Director of FSP Corp. since 2002.  Mr. Carter is responsible for all aspects of the business of FSP Corp. and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments.  Prior to the conversion, he was President of the general partner of the FSP Partnership (the “General Partner”) and was responsible for all aspects of the business of the FSP Partnership and its affiliates.  From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”).  Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts.  From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts.  Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co.  Mr. Carter is a graduate of the University of Miami (B.S.).  Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

Barbara J. Fournier, age 57, is Executive Vice President, Chief Operating Officer, Treasurer, Secretary and has been a Director of FSP Corp. since 2002.  Ms. Fournier has as her primary responsibility, together with Mr. Carter, the management of all operating business affairs of FSP Corp. and its affiliates.  Ms. Fournier was the Principal Financial Officer until March 2005.  Prior to the conversion, Ms. Fournier was the Vice President, Chief Operating Officer, Treasurer and Secretary of the General Partner.  From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial.  Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group.  From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities; including Office Manager, Securities Operations and Partnership Administration.  Ms. Fournier attended Northeastern University and the New York Institute of Finance.  Ms. Fournier is a member of the

NYSE MKT Listed Company Council.  Ms. Fournier participates in corporate governance-related continuing education sessions offered by the NYSE affiliate, Corporate Board Member.  Ms. Fournier is a FINRA General Securities Principal (Series 24).  She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license, a FINRA Series 99, Operations Professional license and a FINRA Series 79, Investment Banker Registration license.

Janet Prier Notopoulos, age 65, is an Executive Vice President of FSP Corp. and has been a Director of FSP Corp. and President of FSP Property Management since 2002.  Ms. Notopoulos has as her primary responsibility the oversight of the management of the real estate assets of FSP Corp. and its affiliates.  Prior to the conversion, Ms. Notopoulos was a Vice President of the General Partner.  Prior to joining the FSP Partnership in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients.  From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company.  Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar.  Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

John N.Burke, age 51, has been a Director of FSP Corp. and Chair of the Audit Committee since June 2004.  Mr. Burke is a certified public accountant with approximately 30 years of experience in the practice of public accounting working with both private and publicly traded companies with extensive experience serving clients in the real estate industry.  Such experience includes analysis and evaluation of financial reporting, accounting systems, internal controls and audit matters.  Mr. Burke has been involved as an advisor on several public offerings, private equity and debt financings and merger and acquisition transactions.  Mr. Burke’s consulting experience includes a wide range of business planning services.  Prior to starting his own firm in 2003, Mr. Burke was a Partner in the Boston office of BDO USA, LLP.  Mr. Burke is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of CPAs.  Mr. Burke earned an M.S. in Taxation and studied undergraduate accounting and finance at Bentley University.

Brian N. Hansen, age 41, became a Director in November 2012. Mr. Hansen is President and Chief Operating Officer of Confluence Investment Management LLC, a St. Louis based Registered Investment Advisor. Prior to founding Confluence in 2007, Mr. Hansen served as a Managing Director in A.G. Edwards’ Financial Institutions & Real Estate Investment Banking practice. While at A.G. Edwards, Mr. Hansen advised a wide variety of Real Estate Investment Trusts on numerous capital markets transactions, including public and private offerings of debt and equity securities as well as the analysis of various merger & acquisition opportunities. Prior to joining A.G. Edwards, Mr. Hansen served as a Manager in Arthur Andersen LLP’s Audit & Business Advisory practice. Mr. Hansen serves on the board of a number of non-profit entities and the Investment Committee of the Archdiocese of St. Louis. Mr. Hansen earned his MBA from the Kellogg School of Management at Northwestern University and his Bachelor of Science in Commerce from DePaul University. Mr. Hansen is a Certified Public Accountant.

Dennis J. McGillicuddy, age 71, has been a Director of FSP Corp. since May 2002.  Mr. McGillicuddy graduated from the University of Florida with a B.A. degree and from the University of Florida Law School with a J.D. degree.  In 1968, Mr. McGillicuddy joined Barry Silverstein in founding Coaxial Communications, a cable television company.  In 1998 and 1999, Coaxial sold its cable systems.  Mr. McGillicuddy has served on the boards of various charitable organizations. He is currently president of the Board of Trustees of Florida Studio Theater, a professional non-profit theater organization, and he serves as a Co-Chair, together with his wife, of Embracing Our Differences, an annual month-long art exhibit that promotes the values of diversity and inclusion.  Mr. McGillicuddy also is a member of the Advisory Board to the Center For Mindfulness In Medicine, Health Care & Society, University of Massachusetts Medical School.

Georgia Murray, age 62, has been a Director of FSP Corp. since April 2005 and Chair of the Compensation Committee since October 2006.  Ms. Murray is retired from Lend Lease Real Estate Investments, Inc., where she served as a Principal from November 1999 until May 2000.  From 1973 through October 1999, Ms. Murray worked at The Boston Financial Group, Inc., serving as Senior Vice President and a Director at times during her tenure.  Boston Financial was an affiliate of the Boston Financial Group, Inc.  She is a past Trustee of the Urban Land Institute and a past President of the Multifamily Housing Institute.  Ms. Murray previously served on the Board of Directors of Capital Crossing Bank.  She also serves on the boards of numerous non-profit entities.  Ms. Murray is a graduate of Newton College.

Barry Silverstein, age 79, has been a Director of FSP Corp. since May 2002.  Mr. Silverstein took his law degree from Yale University in 1957 and subsequently held positions as attorney/officer/director of various privately-held manufacturing companies in Chicago, Illinois.  In 1964, he moved to Florida to manage his own portfolio and to teach at the University of Florida Law School.  In 1968, Mr. Silverstein became the principal founder and shareholder in Coaxial Communications, a cable television company.  In 1998 and 1999, Coaxial sold its cable systems.  Since January 2001, Mr. Silverstein has been a private investor.

Jeffrey B. Carter, age 41, is Executive Vice President and Chief Investment Officer of FSP Corp.  Mr. Carter was appointed to that position in February 2012.  Previously, Mr. Carter served as Senior Vice President and Director of Acquisitions of FSP Corp. from 2005 to 2012 and as Vice President - Acquisitions from 2003 to 2005.  Mr. Carter is primarily responsible for developing and implementing the Company’s investment strategy, including coordination of acquisitions and dispositions.  Prior to joining FSP Corp., Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida.  Mr. Carter is a graduate of Arizona State University (B.A.) and The George Washington University (M.A.).  Mr. Carter holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.  Mr. Carter’s father, George J. Carter, serves as President, Chief Executive Officer and a Director of FSP Corp. and Mr. Carter’s brother, Scott H. Carter, serves as Executive Vice President, General Counsel and Assistant Secretary of FSP Corp.

Scott H. Carter, age 41, is Executive Vice President, General Counsel and Assistant Secretary of FSP Corp.   Mr. Carter has been General Counsel since February 2008.  Mr. Carter joined FSP Corp. in October 2005 as Senior Vice President, In-house Counsel and was appointed to the position of Assistant Secretary in May 2006.  Mr. Carter has as his primary responsibility the management of all of the legal affairs of FSP Corp. and its affiliates.  Prior to joining FSP Corp. in October 2005, Mr. Carter was associated with the law firm of Nixon Peabody LLP, which he originally joined in 1999.  At Nixon Peabody LLP, Mr. Carter concentrated his practice on the areas of real estate syndication, acquisitions and finance.  Mr. Carter received a Bachelor of Business Administration (B.B.A.) degree in Finance and Marketing and a Juris Doctor (J.D.) degree from the University of Miami.  Mr. Carter is admitted to practice law in the Commonwealth of Massachusetts.  Mr. Carter’s father, George J. Carter, serves as President, Chief Executive Officer and a Director of FSP Corp. and Mr. Carter’s brother, Jeffery B. Carter, serves as Executive Vice President and Chief Investment Officer of FSP Corp.

John G. Demeritt, age 52, is Executive Vice President and Chief Financial Officer of FSP Corp. and has been Chief Financial Officer since March 2005.  Mr. Demeritt previously served as Senior Vice President, Finance and Principal Accounting Officer since September 2004.  Prior to September 2004, Mr. Demeritt was a Manager with Caturano & Company, an independent accounting firm (which later merged with McGladrey) where he focused on Sarbanes Oxley compliance.  Previously, from March 2002 to March 2004 he provided consulting services to public and private companies where he focused on SEC filings, evaluation of business processes and acquisition integration.  During 2001 and 2002 he was Vice President of Financial Planning & Analysis at Cabot Industrial Trust, a publicly traded real estate investment trust, which was acquired by CalWest in December 2001.  From October 1995 to December 2000 he was Controller and Officer of The Meditrust Companies, a publicly traded real estate investment trust (formerly known as the The La Quinta Companies, which was then acquired by the Blackstone Group), where he was involved with a number of merger and financing transactions.  Prior to that, from 1986 to 1995 he had financial and accounting responsibilities at three other public companies, and was previously associated with Laventhol & Horwath, an independent accounting firm from 1983 to 1986.  Mr. Demeritt is a Certified Public Accountant and holds a Bachelor of Science degree from Babson College.

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

Because economic conditions in the United States may affect real estate values, occupancy levels and property income, current and future economic conditions in the United States could have a material adverse impact on our earnings and financial condition.  The economy in the United States is continuing to experience a period of limited economic growth, including high levels of unemployment, the failure and near failure of a number of financial institutions and increased credit risk premiums for a number of market participants.  These conditions may continue or worsen in the future.  Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow growth and/or recessionary concerns, changes in currency exchange rates, fiscal policy uncertainty, geopolitical events, changes in government regulations, regulatory uncertainty, the availability of debt and interest rate fluctuations.  At this time we cannot predict the extent or duration of any negative impact that the current state of the U.S. economy will have on our earnings and financial condition.

If a Sponsored REIT defaults on a Sponsored REIT Loan, we may be required to keep a balance outstanding on our unsecured credit facility or use our cash balance to repay our unsecured credit facility which may reduce cash available for distribution to our stockholders or for other corporate purposes.

From time-to-time, we may draw on our unsecured credit facility comprised of both a revolving line of credit and a term loan, which we refer to as the 2012 Credit Facility, to make secured loans to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  We refer to these loans as Sponsored REIT Loans.  We anticipate that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financing of the property securing the loan, cash flows from that underlying property or some other capital event.  If a Sponsored REIT defaults on a Sponsored REIT Loan, the Sponsored REIT could be unable to fully repay the Sponsored REIT Loan and we would have to satisfy our obligation under the 2012 Credit Facility through other means.  If we are required to use cash for this purpose, we would have less cash available for distribution to our stockholders or for other corporate purposes.

Our operating results and financial condition could be adversely affected if we are unable to refinance the 2012 Credit Facility.

There can be no assurance that we will be able to refinance either the revolving line of credit portion of our 2012 Credit Facility upon its maturity on September 27, 2016 (subject to extension until September 27, 2017) or the term loan portion of our 2012 Credit Facility upon its maturity on September 27, 2017, that any such refinancings would be on terms as favorable as the terms of the 2012 Credit Facility, or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on the 2012 Credit Facility.  If we are unable to refinance the 2012 Credit Facility at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected.

Failure to comply with covenants in our 2012 Credit Facility credit agreement could adversely affect our financial condition.

Our 2012 Credit Facility credit agreement contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including maximum leverage ratios, maximum secured leverage ratios, minimum fixed charge coverage ratios, maximum unencumbered leverage ratios and minimum unsecured debt service coverage ratios, which we must maintain.  Our continued ability to borrow under the 2012 Credit Facility is subject to compliance with our financial and other covenants.  Failure to comply with such covenants could cause a default under the 2012 Credit Facility, and we may then be required to repay the 2012 Credit Facility with capital from other sources.  Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.

We may use the 2012 Credit Facility to purchase properties directly for our real estate portfolio, to make Sponsored REIT Loans or for other corporate purposes.  If we breach covenants in our 2012 Credit Facility credit agreement, the lenders can declare a default.  A default under our 2012 Credit Facility credit agreement could result in difficulty financing growth in our business and could also result in a reduction in the cash available for distribution to our stockholders or for other corporate purposes.  A default under our 2012 Credit Facility credit agreement could materially and adversely affect our financial condition and results of operations.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets.

As of December 31, 2012, we had approximately $217 million of indebtedness under the revolving line of credit portion of our 2012 Credit Facility that bears interest at variable rates, and we may incur more of such indebtedness in the future.  Borrowings under the revolving line of credit portion of our 2012 Credit Facility may not exceed $500 million outstanding at any time, although such amount may be increased by up to an additional $250 million through the exercise of an accordion feature.  The term loan portion of our 2012 Credit Facility is for $400 million.  On September 27, 2012, we fixed the base LIBOR rate on the term loan portion of our 2012 Credit Facility at 0.75% for five years by entering into an interest rate swap agreement.  In the future, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow, our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders.  In addition, rising interest rates could limit our ability to both incur new debt and to refinance existing debt when it matures.  From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors.  While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges.  In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

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

As of February 15, 2013, we owned 37 properties.  Some or all of these properties may decline in value.  To the extent our real properties decline in value, our stockholders could lose some or all of the value of their investments.  The value of our common stock may be adversely affected if the real properties held by us decline in value since these real properties represent the majority of the tangible assets held by us.  Moreover, if we are forced to sell or lease the real property held by us below its initial purchase price or its carrying costs, respectively, or if we are forced to lease real property at below market rates because of the condition of the property, our results of operations would be adversely affected and such negative results of operations may result in lower dividends being paid to holders of our common stock.

New acquisitions may fail to perform as expected.

We may acquire new properties by direct FSP Corp. purchase, by acquisition of Sponsored REITs or by acquisition of other entities.  We may purchase these properties with cash, by drawing on the 2012 Credit Facility, by assuming existing indebtedness, by entering into new indebtedness, by issuing shares of our stock or by other means.  During the year ended December 31, 2012, we acquired one property located in Georgia and one property located in Texas.  During the year ended December 31, 2011, we acquired one property in North Carolina, one property in Illinois and three properties in Texas.  Newly acquired properties may fail to perform as expected, in which case, our results of operations could be adversely affected.

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

We face risks of tenant-type concentration.

As of December 31, 2012, our top twenty tenants leased, based on leased square feet, held approximately 42.7% of the total rentable square feet in our owned portfolio of properties.  Approximately 22% and 22% of our top twenty tenants as a percentage of the top twenty tenants rentable square feet (or 9.6% and 9.4% of the total rentable square feet in our portfolio) operated in the bank and credit services and energy services industry, respectively.  An economic downturn in these or any industry in which a high concentration of our tenants operate or in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us, which could adversely affect our financial condition and results of operations.

We face risks from geographic concentration.

The properties in our portfolio as of December 31, 2012, by aggregate square footage, are distributed geographically as follows: South – 46.4%, Midwest – 21.4%, East – 18.3%, West – 13.8%.  However, within certain of those regions, we hold a larger concentration of our properties in Dallas, Texas – 18.7%, Houston, Texas – 15.1%, Greater Denver, Colorado – 8.6%, and Northern Virginia – 4.9%.  We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which could cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data concerning investors in the Sponsored REITS.  Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions.  Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen.  Any such access, disclosure or other loss of information could result in legal claims or proceedings and liability under laws that protect the privacy of personal information, and could damage our reputation.

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

The provisions of the tax code governing the taxation of real estate investment trusts are very technical and complex, and although we expect that we will be organized and will operate in a manner that will enable us to meet such requirements, no assurance can be given that we will always succeed in doing so.  In addition, as a result of our past acquisition of certain Sponsored REITs by merger, which we refer to as target REITs, we might no longer qualify as a real estate investment trust.  We could lose our ability to so qualify for a variety of reasons relating to the nature of the assets acquired from the target REITs, the identity of the stockholders of the target REITs who become our stockholders or the failure of one or more of the target REITs to have previously qualified as a real estate investment trust.  Moreover, you should note that if one or more of the target REITs that we acquired in May 2008, April 2006, April 2005 or June 2003 did not qualify as a REIT` immediately prior to the consummation of its acquisition, we could be disqualified as a REIT as a result of such acquisition.

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

Staggered Board.  Our board of directors is divided into three classes.  The terms of these classes will expire in 2013, 2014 and 2015, respectively.  Directors of each class are elected for a three-year term upon the expiration of the initial term of each class.  The staggered terms for directors may affect our stockholders’ ability to effect a change in control even if a change in control were in the stockholders’ best interests.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.                     Properties

Set forth below is information regarding our properties as of December 31, 2012:

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/12	of Tenants	Major Tenants (2)

Office

1515 Mockingbird Lane	8/1/97	109,406	79%	56	Primary PhysicianCare
Charlotte, NC 28209

678-686 Hillview Drive	3/9/99	36,288	100%	1	Headway Technologies, Inc.
Milpitas, CA 95035

600 Forest Point Circle	7/8/99	62,212	100%	1	American National Red Cross
Charlotte, NC 28273

4820 & 4920 Centennial Blvd.	9/28/00	110,405	85%	3	Comcast of ColoradoX, LLC
Colorado Springs, CO 80919					Walter Kidde Portable Equipment, Inc.
					METSO Minerals Industries, Inc.

14151 Park Meadow Drive	3/15/01	138,537	100%	5	American Systems Corporation
Chantilly, VA 20151					Omniplex World Services
					Booz Allen Hamilton, Inc.

1370 & 1390 Timberlake	5/24/01	232,766	97%	6	RGA Reinsurance Company
Manor Parkway,					AMDOCS, Inc.
Chesterfield, MO 63017

501 & 505 South 336th Street	9/14/01	117,010	47%	10	SunGard Availability Services, LP
Federal Way, WA 98003

50 Northwest Point Rd.	12/5/01	176,848	100%	1	Citicorp Credit Services, Inc.
Elk Grove Village, IL 60005

1350 Timberlake Manor	3/4/02	116,197	97%	5	RGA Reinsurance Company
Parkway					AB Mauri Food Inc. d/b/a Fleischmanns
Chesterfield, MO 63017					Yeast

16285 Park Ten Place	6/27/02	155,715	96%	10	Modec International, Inc.
Houston, TX 77084					PB Americas, Inc.
					BAE Systems Land & Armaments, LP
					Bluware, Inc.

2730-2760 Junction Avenue	8/27/02	145,951	100%	3	County of Santa Clara
408-410 East Plumeria					Spidercloud Wireless, Inc.
San Jose, CA 95134					AltiGen Communications, Inc.

15601 Dallas Parkway	9/30/02	293,787	98%	8	Behringer Harvard Holdings, LLC
Addison, TX 75001					Noble Royalties, Inc.
					Federal National Mortgage Association

1500 & 1600 Greenville Ave.	3/3/03	298,766	90%	4	ARGO Data Resource Corp.
Richardson, TX 75080					VCE Company, LLC
					Id Software, LLC

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/12	of Tenants	Major Tenants (2)

6550 & 6560 Greenwood Plaza	2/24/05	196,236	100%	3	DIRECTV, Inc.
Englewood, CO 80111					Kaiser Foundation Health Plan

3815-3925 River Crossing Pkwy	7/6/05	205,059	92%	14	Somerset CPAs, P.C.
Indianapolis, IN 46240					Crow Horwath, LLP
					The College Network, Inc.

5055 & 5057 Keller Springs Rd.	2/24/06	218,934	82%	30	See Footnote 3
Addison, TX 75001

2740 North Dallas Parkway	12/15/00	117,050	78%	5	Masergy Communications, Inc.
Plano, TX 75093					Special Insurance Services, Inc.
					NelsonArchitectural Engineers, Inc.
					WR Starky Mortgage, LLP

5505 Blue Lagoon Drive	11/6/03	212,619	100%	1	Burger King Corporation
Miami, FL 33126

5600, 5620 & 5640 Cox Road	7/16/03	298,456	98%	5	SunTrust Bank
Glen Allen, VA 23060					General Electric Company
					ChemTreat, Inc.

1293 Eldridge Parkway	1/16/04	248,399	100%	1	CITGO Petroleum Corporation
Houston, TX 77077

380 Interlocken Crescent	8/15/03	240,184	90%	10	VMWare, Inc.
Broomfield, CO 80021					MWH Americas, Inc
					Cooley LLP
					Sierra Financial Services, Inc.

3625 Cumberland Boulevard	6/27/06	387,267	95%	27	Corporate Holdings, LLC
Atlanta, GA 30339					Century Business Services, Inc.
					Bennett Thrasher PC

390 Interlocken Crescent	12/21/06	241,516	97%	11	Vail Holdings, Inc.
Broomfield, CO 80021					Urban Settlement Services LLC
					Leopard Communications, Inc.
					MSI, LLC

120 East Baltimore St.	6/13/07	325,445	77%	15	SunTrust Bank
Baltimore, MD 21202					State’s Attorney for Baltimore City
					State Retirement and Pension Systems of Maryland

16290 Katy Freeway Houston, TX 77094	9/28/05	156,746	100%	3	Murphy Exploration and Production Company

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/12	of Tenants	Major Tenants (2)

2291 Ball Drive	12/11/08	127,778	100%	1	Monsanto Company
St Louis, MO 63146

45925 Horseshoe Drive	12/26/08	135,888	100%	1	Giesecke & Devrient America, Inc.
Sterling, VA 20166

4807 Stonecroft Blvd.	6/26/09	111,469	100%	1	Northrop Grumman Systems Corp.
Chantilly, VA 20151

14800 Charlson Road	6/30/09	153,028	100%	1	C.H. Robinson Worldwide, Inc.
Eden Praire, MN 55347

121 South Eighth Street and	6/29/10	475,303	91%	41	TCF National Bank
801 Marquette Ave. S.
Minneapolis, MN 55402

4820 Emperor Boulevard	3/4/11	259,531	100%	1	Quintiles Transnational Corp.
Durham, NC 27703

5100 & 5160 Tennyson Pkwy	3/10/11	202,600	100%	1	Denbury Onshore LLC
Plano, TX 75024

7500 Dallas Parkway	3/24/11	214,110	100%	6	ADS Alliance Data Systems, Inc.
Plano, TX 75024					Americorp., Inc. d/b/a Altair Global

909 Davis Street	9/30/11	195,245	98%	6	Houghton Mifflin Harcourt
Evanston, IL 60201					Publishing Company
					Northshore University Healthsystem

1410 East Renner Road	10/6/11	122,300	100%	1	AT&T Services, Inc.
Richardson, TX 75082

One Ravinia Drive	7/31/12	386,603	91%	16	T-Mobile South LLC
Atlanta, Georgia					Internap Network Services Corporation

10370 & 10350 Richmond Ave.	11/1/12	629,025	96%	48	Petrobras America, Inc.
Houston, TX 77042

Total Office		7,854,679	94%

(1) Date of purchase or merged entity date of purchase.

(2) Major tenants that occupy 10% or more of the space in an individual property.

(3) No tenant occupies more than 10% of the space.

All of the properties listed above are owned, directly or indirectly, by us.  None of our properties are subject to any mortgage loans.  We have no material undeveloped or unimproved properties, or proposed programs for material renovation, improvement or development of any of our properties.  We believe that our properties are adequately covered by insurance as of December 31, 2012.

The information presented below provides the weighted average GAAP rent per square foot for the year ending December 31, 2012 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	December 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2012 (a)	Square Feet (b)

Park Seneca	Charlotte	NC	1969	109,406	85,074	77.8%	$15.75
Forest Park	Charlotte	NC	1999	62,212	62,212	100.0%	13.27
Meadow Point	Chantilly	VA	1999	138,537	138,537	100.0%	26.56
Innsbrook	Glen Allen	VA	1999	298,456	284,787	95.4%	17.41
East Baltimore	Baltimore	MD	1989	325,445	184,234	56.6%	26.12
Loudoun Tech Center	Dulles	VA	1999	135,888	135,888	100.0%	15.89
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	37.74
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	34.72
East total				1,440,944	1,261,732	87.6%	24.56
Northwest Point	Elk Grove Village	IL	1999	176,848	176,848	100.0%	19.42
909 Davis Street	Evanston	IL	2002	195,245	185,737	95.1%	34.62
River Crossing	Indianapolis	IN	1998	205,059	188,900	92.1%	21.79
Timberlake	Chesterfield	MO	1999	232,766	225,876	97.0%	21.25
Timberlake East	Chesterfield	MO	2000	116,197	105,367	90.7%	23.33
Lakeside Crossing	Sl. Louis	MO	2008	127,778	127,778	100.0%	24.17
Eden Bluff	Eden Praire	MN	2006	153,028	153,028	100.0%	27.33
121 South 8th Street	Minneapolis	MN	1974	475,303	434,427	91.4%	15.22
Midwest total				1,682,224	1,597,961	95.0%	21.98
Blue Lagoon Drive	Miami	FL	2002	212,619	212,619	100.0%	24.34
One Overton Place	Atlanta	GA	2002	387,267	356,828	92.1%	21.97
Willow Bend Office Center	Plano	TX	1999	117,050	87,905	75.1%	20.80
Park Ten	Houston	TX	1999	155,715	137,995	88.6%	27.00
Addison Circle	Addison	TX	1999	293,787	281,507	95.8%	24.74
Collins Crossing	Richardson	TX	1999	298,766	260,494	87.2%	23.05

The following table is continued from the previous page and provides the weighted average GAAP rent per square foot for the year ending December 31, 2012 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in nonconsolidated REITs or those which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	December 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2012 (a)	Square Feet (b)

Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	28.92
Park Ten Phase II	Houston	TX	2006	156,746	156,746	100.0%	29.06
Liberty Plaza	Addison	TX	1985	218,934	173,330	79.2%	19.01
Legacy Tennyson Center	Plano	TX	1999/2008	202,600	202,600	100.0%	17.09
One Legacy Circle	Plano	TX	2008	214,110	214,110	100.0%	32.83
East Renner Road	Richardson	TX	1999	122,300	122,300	100.0%	9.99
One Ravinia Drive	Atlanta	GA	1985	386,603	323,200	83.6%	22.13
Westchase I & II	Houston	TX	1983/2008	629,025	595,624	94.7%	30.04
South Total				3,643,921	3,373,656	92.6%	24.70
Centennial Technology Center	Colorado Springs	CO	1999	110,405	90,863	82.3%	15.95
380 Interlocken	Broomfield	CO	2000	240,184	209,681	87.3%	26.57
Greenwood Plaza	Englewood	CO	2000	196,236	93,997	47.9%	19.96
390 Interlocken	Broomfield	CO	2002	241,516	231,928	96.0%	25.67
Hillview Center	Milpitas	CA	1984	36,288	36,288	100.0%	14.52
Federal Way	Federal Way	WA	1982	117,010	54,176	46.3%	18.63
Montague Business Center	San Jose	CA	1982	145,951	138,975	95.2%	15.43
West Total				1,087,590	855,907	78.7%	21.65

Grand Total				7,854,679	7,089,256	90.3%	$23.69

(a) Based on weighted occupied square feet for the year ended December 31, 2012, including month-to-month tenants, divided by the Property’s net rentable square footage.

(b) Represents GAAP rental revenue for year ended December 2012 per weighted occupied square foot.

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

PART II

Item 5.         Market For Registrant’s Common Equity,  Related Stockholder Matters and Issuer Purchases of  Equity Securities

Our common stock is listed on the NYSE MKT under the symbol “FSP”.  The following table sets forth the high and low sales prices on the NYSE MKT for the quarterly periods indicated.

Three Months	Range
Ended	High	Low
December 31, 2012	$12.88	$10.42
September 30, 2012	$12.34	$9.98
June 30, 2012	$10.84	$9.57
March 31, 2012	$11.14	$9.43

December 31, 2011	$13.08	$9.90
September 30, 2011	$13.91	$10.49
June 30, 2011	$14.25	$12.00
March 31, 2011	$15.63	$13.52

As of February 8, 2013, there were 6,917 holders of our common stock, including both holders of record and participants in securities position listings.

On January 11, 2013, our board of directors declared a dividend of $0.19 per share of our common stock payable to stockholders of record as of January 25, 2013 that was paid on February 14, 2013.  Set forth below are the distributions per share of common stock made by FSP Corp. in each quarter since 2011.

Quarter	Distribution Per Share of
Ended	Common Stock of FSP Corp.
December 31, 2012	$0.19
September 30, 2012	$0.19
June 30, 2012	$0.19
March 31, 2012	$0.19

December 31, 2011	$0.19
September 30, 2011	$0.19
June 30, 2011	$0.19
March 31, 2011	$0.19

While not guaranteed, we expect that cash dividends on our common stock comparable to our most recent quarterly dividend will continue to be paid in the future. See Part I, Item 1A Risk Factors, “Our level of dividends may fluctuate.”, for additional information.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on the Company’s common stock between December 31, 2007 and December 31, 2012 with the cumulative total return of (1) the NAREIT Equity Index, (2) the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”) and (3) the Russell 2000 Total Return Index over the same period.  This graph assumes the investment of $100.00 on December 31, 2007 and assumes that any distributions are reinvested.

	As of December 31,
	2007	2008	2009	2010	2011	2012
FSP	$100	$106	$111	$114	$86	$112
NAREIT Equity	100	62	80	102	110	132
S&P 500	100	63	80	92	94	109
Russell 2000	100	66	84	107	102	119

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

	Year Ended December 31,
(In thousands, except per share amounts)	2012	2011	2010	2009	2008

Operating Data:
Total revenue	$162,802	$138,333	$115,802	$118,635	$108,897
Income from:
Income from continuing operations	23,341	19,382	17,729	27,085	29,151
Income from discontinued operations	(15,708)	24,142	4,364	787	2,808
Net income	7,633	43,524	22,093	27,872	31,959

Basic and diluted income per share:
Continuing operations	$0.28	$0.24	$0.22	$0.37	$0.41
Discontinued operations	(0.19)	0.29	0.06	0.01	0.04
Total	$0.09	$0.53	$0.28	$0.38	$0.45

Distributions declared per share outstanding (1):	$0.76	$0.76	$0.76	$0.76	$1.00

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Total assets	$1,527,179	$1,408,661	$1,238,735	$1,154,850	$1,025,433
Total liabilities	662,430	487,294	317,177	217,576	176,436
Total shareholders’ equity	864,749	921,367	921,558	937,274	848,997

(1)  The first half of 2008 quarterly distributions were each in the amount of $0.31 per share of common stock, or $1.24 on an annual basis.  Commencing with FSP Corp.’s distribution payable for the quarter ended September 30, 2008, the amount of the distribution was decreased from $0.31 per share of common stock to $0.19 per share of common stock resulting in $1.00 in distributions being paid in 2008 and $0.76 in distributions in 2009.

The 2008 financial statements reflect acquisition by merger of one Sponsored REIT.  Prior to its acquisition, FSP Corp. held a non-controlling common stock interest with virtually no economic benefits or risks and a preferred stock interest in this Sponsored REIT.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including high  levels of unemployment, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of debt and interest rate fluctuations.  We believe that recent economic conditions in the United States have negatively affected our business by, among other factors, contributing to a decline in occupancy and rental rates in our real estate portfolio in 2009 and 2010.  Although occupancy levels in our real estate portfolio improved in 2011 and 2012, future economic factors may negatively affect real estate values, occupancy levels and property income.  At this time, we cannot predict the extent or duration of any negative impact that the current state of the United States economy will have on our business.

Real Estate Operations

Leasing

Our real estate portfolio was approximately 94.0% leased as of December 31, 2012 and approximately 88.7% leased as of December 31, 2011.  During the year ended December 31, 2012, we leased approximately 1,017,000 square feet of office space, of which approximately 701,000 square feet were with existing tenants, at a weighted average term of 5.1 years.  On average, tenant improvements for such leases were $12.26 per square foot, lease commissions were $5.40 per square foot and rent concessions were approximately three months of free rent.

GAAP base rents under such leases were $22.41 per square foot, or 1.5% higher than average rents in the respective properties as applicable compared to the prior period.

As of December 31, 2012, approximately 3.6% of the square footage in our portfolio is scheduled to expire during 2013, and approximately 5.3% is scheduled to expire during 2014.  Our property portfolio is primarily suburban office assets.  Most of the rental/leasing markets where our properties are located remained stable during the fourth quarter both in terms of occupancy and rental rate levels.  Within this environment, we made steady leasing progress that helped us achieve higher year-end occupancy.  Our property portfolio has relatively modest lease expirations over the next two years and, along with the improvement in our occupancy levels, should allow overall tenant improvement expenditures and leasing costs to moderate in relation to the level of rental revenues being achieved.

While we cannot generally predict when existing vacancy in our real estate portfolio will be leased or if existing tenants with expiring leases will renew their leases or what the terms and conditions of the lease renewals will be, we expect to renew or sign new leases at then-current market rates for locations in which the buildings are located, which in many cases may be below the expiring rates.  Also, even as the economy recovers, we believe the potential for any of our tenants to default on its lease or to seek the protection of bankruptcy still exists.  If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment.  In addition, at any time, a tenant of one of our properties may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders

Real Estate Acquisition and Investment Activity

During 2012, we:

•                  acquired two properties directly into our portfolio with a total of approximately 1,016,000 rentable square feet at an aggregate purchase price of approximately $207.6 million.  On July 31, 2012, we acquired an office property with approximately 387,000 square feet for approximately $52.8 million in Atlanta, Georgia and on November 1, 2012 we acquired an office property with approximately 629,000 square feet for approximately $154.8 million in Houston, Texas.

•                  funded advances on Sponsored REIT Loans for revolving lines of credit of an aggregate of approximately $41.6 million including $30 million during March 2012 to FSP 50 South Tenth Street Corp., and $11.6 million for revolving lines of credit made during the year ended December 31, 2012;

•                  received repayments on Sponsored REIT Loans of $121.2 million, including $106.2 million on July 27, 2012 from a first mortgage loan on a property owned by FSP 50 South Tenth Street Corp., and $15.0 million on December 20, 2012 from a secured revolving line of credit with FSP Phoenix Tower Corp.;

•                  made and funded a Sponsored REIT Loan on July 5, 2012, in the form of a first mortgage loan in the principal amount of $33 million to a wholly-owned subsidiary of a Sponsored REIT, FSP Energy Tower I Corp., which owns a property in Houston, Texas.

During 2011, we:

•                  we acquired five properties directly into our portfolio with an aggregate of approximately 994,000 rentable square feet at an aggregate purchase price of approximately $214.2 million.  On March 4, 2011 we acquired a commercial property with approximately 260,000 rentable square feet for approximately $75.8 million in North Carolina, on March 10, 2011, we acquired a commercial property with approximately 203,000 rentable square feet for approximately $37.0 million in Texas, on March 24, 2011, we acquired another commercial property with approximately 214,000 rentable square feet for approximately $53.0 million in Texas, on September 30, 2011 we acquired a property with approximately 195,000 rentable square feet for approximately $37.1 million in Illinois and on October 6, 2011 we acquired another commercial property with approximately 122,000 rentable square feet for approximately $11.3 million in Texas; and

•                  funded advances on Sponsored REIT Loans of an aggregate of approximately $82.8 million including $76.2 million on December 29, 2011, for a first mortgage loan on a property owned by FSP 50 South Tenth Street Corp., which was repaid in 2012 and $6.6 million for revolving lines of credit and construction loans made during the year ended December 31, 2011.

During 2010, we:

•                  acquired a commercial property on June 29, 2010, with approximately 470,000 rentable square feet for approximately $40.5 million in Minneapolis, Minnesota; and funded advances on Sponsored REIT Loans for revolving lines of credit and a construction loan of an aggregate of approximately $21.1 million.

Discontinued Operations and Dispositions

We include properties sold or held for sale and investment banking activities as discontinued operations.

Property Dispositions

During the three months ended September 30, 2012, we reached a decision to classify our office property located in Southfield, Michigan as an asset held for sale.  In evaluating the Southfield, Michigan property, management considered various subjective factors, including the time, cost and likelihood of successfully leasing the property, the effect of the property’s results on its unencumbered asset value, which is part of the leverage ratio used to calculate interest rates under the 2012 Credit Facility and future capital costs to upgrade and reposition the multi-tenant property and to lease up the building, recent leasing and economic activity in the local area, and offers to purchase the property.  We concluded that selling the property was the more prudent decision and outweighed the potential future benefit of continuing to hold the property.   The property was expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $14.3 million net of applicable income taxes and was classified as an asset held for sale of $0.7 million at September 30, 2012.  We sold the property on December 21, 2012 for $0.3 million resulting in a total loss of $14.8 million.

We sold an industrial property located in Savage, Maryland on June 24, 2011 at a $2.3 million gain and in 2010 reached an agreement to sell an office property, located in Falls Church, Virginia, which was sold on January 21, 2011 at a $19.6 million gain.  The Falls Church, Virginia property was classified as an asset held for sale at December 31, 2010.  Accordingly, properties sold were classified as discontinued for all periods presented.

We will continue to evaluate our portfolio, and in the future may decide to dispose of additional properties from time-to-time in the ordinary course of business.  We believe that the current property sales environment remains challenged in many markets relative to both liquidity and pricing.  However, we also believe that we are witnessing improving pricing and liquidity in certain markets, extending a trend that we believe began in the second half of 2009.  We believe that both improving office property fundamentals as well as plentiful and attractive financing availability will likely be required to broadly improve the marketplace for property dispositions.  As an important part of our total return strategy, we intend to be active in property dispositions when we believe that market conditions warrant such activity and, as a consequence, we continuously review and evaluate our portfolio of properties for potentially advantageous dispositions and would anticipate one or more potential dispositions during 2013.

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

FSP Investments LLC continues to provide investor services to existing Sponsored REITs, which is not a significant activity, and has the capability to sponsor the syndication of any additional shares of preferred stock in existing Sponsored REITs.  Our decision to no longer sponsor the syndication of shares of preferred stock in newly-formed Sponsored REITs was made after judging the potential for meaningful future profit contribution to our earnings from such syndications to be limited.  Our investment banking segment had been marginal in its profit contribution over the last four years and we believed time and resources would be more productively deployed elsewhere

Critical Accounting Policies

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

Allowance for Bad Debts

We provide an allowance for bad debts based on our estimate of a tenant’s ability to make future rent payments.  The computation of this allowance is based in part on the tenants’ payment history and current credit status.

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

Ownership of Stock in a Sponsored REIT and Related Interests

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

We currently hold preferred stock interests in two Sponsored REITs.  As a result of our common and preferred stock interests in these two Sponsored REITs, we exercise influence over, but do not control these entities.  These preferred stock interests are accounted for using the equity method.  Under the equity method of accounting our cost basis is adjusted by our share of the Sponsored REITs’ operations and distributions received.  We also agreed to vote our preferred shares (i) with respect to any merger in the same manner that a majority of the other stockholders of the Sponsored REIT vote for or against the merger and (ii) with respect to any other matter presented to a vote by the stockholders of these Sponsored REITs in the same proportion as shares voted by other stockholders of that Sponsored REIT.

We also previously held a preferred stock interest in a third Sponsored REIT known as Phoenix Tower.  On December 20, 2012, the property owned by Phoenix Tower was sold and, thereafter, Phoenix Tower declared and issued a liquidating distribution for its preferred shareholders, from which the Company was entitled to $4,862,000.  As a result of the sale, the Company recognized its share of the gain of $1,582,000.  As of December 31, 2012, we held a beneficial interest in the Phoenix Tower liquidating trust in the amount of $4,862,000 of which $4,752,000 was received on January 4, 2013.

Results of Operations

Impact of Real Estate Acquisition and Investment Activity:

The results of operations for each of the acquired properties are included in our operating results as of their respective purchase dates and the funding and repayment dates for mortgage investments.  Increases in rental revenues, interest income from loans and expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011, or the year ended December 31, 2011 compared to the year ended December 31, 2010 are primarily a result of the timing of these acquisitions and subsequent contribution of these acquired properties as well as the affect on interest income from the dates of funding and repayment on our mortgage investments.

Sales of Real Estate:

On December 21, 2012, we sold an office property located in Southfield, Michigan at a loss.  On June 24, 2011, we sold an industrial property located in Savage, Maryland at a gain.  We had no sales of properties in 2010.  However, during 2010 we reached an agreement to sell an office property located in Falls Church, Virginia, which sold on January 21, 2011, at a gain.  The operating results of the properties sold are classified as discontinued operations in our consolidated financial statements for all periods presented.

The following table shows financial results for the years ended December 31, 2012 and 2011.

(in thousands)	2012	2011	Change
Revenues:
Rental	$151,656	$134,238	$17,418
Related party revenue:
Management fees and interest income from loans	10,947	4,046	6,901
Other	199	49	150
Total revenues	162,802	138,333	24,469
Expenses:
Real estate operating expenses	37,441	35,076	2,365
Real estate taxes and insurance	22,913	20,114	2,799
Depreciation and amortization	54,872	47,622	7,250
Selling, general and administrative	9,916	6,913	3,003
Interest	16,068	12,666	3,402
Total expenses	141,210	122,391	18,819

Income before interest income, equity in earnings (losses)	21,592	15,942	5,650
Interest income	51	22	29
Equity in earnings (losses) of non-consolidated REITs	2,033	3,685	(1,652)

Income before taxes on income	23,676	19,649	4,027
Taxes on income	335	267	68

Income from continuing operations	23,341	19,382	3,959
Discontinued operations:
Income from discontinued operations, net of income tax	(882)	2,203	(3,085)
Gain (loss) on sale, less applicable income tax	(14,826)	21,939	(36,765)
Total discontinued operations	(15,708)	24,142	(39,850)

Net income	$7,633	$43,524	$(35,891)

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

Revenues

Total revenues increased by $24.5 million to $162.8 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011.  The increase was primarily a result of:

•                  An increase in rental revenue of approximately $17.4 million arising primarily from the acquisition of one property in July 2012, another property in November 2012, another property in October 2011, another property in September 2011 and three properties in March 2011 that were included in the results for the year ended December 31, 2012, and leasing, which raised occupancy to 94.0% at December 31, 2012 compared to 88.7% at December 31, 2011.

•                  A $0.2 million increase in management fee income from Sponsored REITs we managed during the year ended December 31, 2012, as compared to the year ended December 31, 2011 primarily as a result of syndications started during 2011.

•                  A $6.7 million increase in interest income from Sponsored REIT Loans, which was principally a result of a larger loan receivable balance, from which interest income is derived, and a higher interest rate charged during the year ended December 31, 2012, as compared to the year ended December 31, 2011.

Expenses

Total expenses increased by $18.8 million to $141.2 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011.  The increase was primarily a result of:

•                  An increase in real estate operating expenses and real estate taxes and insurance of approximately $5.2 million, and depreciation of $7.3 million, which were primarily from the acquisition of one property in July 2012, another property in November 2012, another property in October 2011, another property in September 2011 and three properties in March 2011.

•                  An increase to interest expense of approximately $3.4 million to $16.1 million during the year ended December 31, 2012 compared to $12.7 million for the same period in 2011.  The increase was attributable to a higher amount of debt outstanding, and to a lesser extent the acceleration of some amortization of deferred financing costs related to the 2012 Credit Facility.

•                  An increase in selling, general and administrative expenses of approximately $3.0 million during the year ended December 31, 2012 compared to the year ended December 31, 2011, which was primarily the result of a $0.5 million increase in compensation accruals during the year ended December 31, 2012 compared to the same period in 2011 and a realignment of personnel and resources in our real estate business following a decision to discontinue our investment banking activities in December 2011.  These increases were partially offset by lower acquisition costs of $0.3 million related to the acquisition of properties during the year ended December 31, 2012 compared to $0.6 million related to acquisition of properties during the year ended December 31, 2011.  We had 35 and 33 employees as of December 31, 2012 and 2011, respectively, at our headquarters in Wakefield, Massachusetts.

Equity in earnings of non-consolidated REITs

Equity in earnings from non-consolidated REITs decreased approximately $1.6 million to $2.0 million during the year ended December 31, 2012 compared to the same period in 2011.  The decrease was primarily due to a decrease of $1.7 million from syndications that we had in 2011 from investment banking, which was discontinued in December 2011.  We also had a decrease of $1.5 million in equity in income from our preferred stock investment in Sponsored REIT, FSP 303 East Wacker Drive Corp., which we refer to as East Wacker, during the year ended December 31, 2012 compared to the same period in 2011.  These decreases were partially offset by a $1.6 million gain included in equity in income from our preferred stock investment in Phoenix Tower, which sold its property on December 20, 2012.

Taxes on income

Included in income taxes for both periods is the Revised Texas Franchise Tax, which is derived from an income based measure so it is considered an income tax, which increased during the year ended December 31, 2012 by $68,000 compared to the year ended December 31, 2011.

Income from continuing operations

Income from continuing operations for the year ended December 31, 2012 was $23.3 million compared to $19.4 million for the year ended December 31, 2011, for the reasons described above.

Discontinued operations and gain (loss) on sale

Income from discontinued operations decreased $39.9 million for the year ended December 31, 2012 compared to the year ended December 31, 2011.  The decrease is primarily from a loss on the sale of a property of $14.8 million compared to a gain on sale of properties of $21.9 million during the year ended December 31, 2011.  To a lesser extent, the decrease also included an increase in the loss from operations of properties we have sold of $36,000 to $882,000 for the year ended December 31, 2012 compared to $846,000 for the year ended December 31, 2011.  In December 2011, we discontinued the investment banking segment, which is included in discontinued operations.  Income derived from the investment bank was $3.0 million for the year ended December 31, 2011.

The sale of properties from our portfolio results in a reclassification of real estate income from those properties for all periods presented to discontinued operations.  We sold one office property located in Southfield, Michigan on December 21, 2012, at a loss of $14.8 million.  We sold one industrial property located in Savage, Maryland on June 24, 2011, at a gain of $2.3 million and one office property located in Falls Church, Virginia on January 21, 2011, at a gain of $19.6 million.  The operations of those properties are reported as discontinued operations on our financial statements for the years ended December 31, 2012 and 2011.

Net income

Net income for the year ended December 31, 2012 was $7.6 million compared to $43.5 million for the year ended December 31, 2011, for the reasons described above.

The following table shows financial results for the years ended December 31, 2011 and 2010.

(in thousands)	2011	2010	Change
Revenues:
Rental	$134,238	$113,274	$20,964
Related party revenue:
Management fees and interest income from loans	4,046	2,440	1,606
Other	49	88	(39)
Total revenues	138,333	115,802	22,531
Expenses:
Real estate operating expenses	35,076	32,042	3,034
Real estate taxes and insurance	20,114	17,782	2,332
Depreciation and amortization	47,622	35,640	11,982
Selling, general and administrative	6,913	6,399	514
Interest	12,666	7,284	5,382
Total expenses	122,391	99,147	23,244

Income before interest income, equity in earnings (losses)	15,942	16,655	(713)
Interest income	22	25	(3)
Equity in earnings (losses) of non-consolidated REITs	3,685	1,266	2,419

Income before taxes on income	19,649	17,946	1,703
Taxes on income	267	217	50

Income from continuing operations	19,382	17,729	1,653
Discontinued operations:
Income from discontinued operations, net of income tax	2,203	4,364	(2,161)
Gain on sale, less applicable income tax	21,939	—	21,939
Total discontinued operations	24,142	4,364	19,778

Net income	$43,524	$22,093	$21,431

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

Revenues

Total revenues increased by $22.5 million to $138.3 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010.  The increase was primarily a result of:

•                  An increase in rental revenue of approximately $20.9 million arising primarily from the acquisition of one property in October 2011, another property in September 2011, three properties in March 2011 and a property in June 2010, that were included in the results for the year ended December 31, 2011, and leasing, which raised occupancy to 88.7% at December 31, 2011 compared to 85.6% at December 31, 2010.

•                  A $0.1 million increase in management fee income from Sponsored REITs we managed during the year ended December 31, 2011, as compared to the year ended December 31, 2010 as a result of syndications started during 2010 and in 2011.

•                  A $1.5 million increase in interest income from Sponsored REIT Loans, which was principally a result of a larger loan receivable balance, from which interest income is derived, and a higher interest rate charged during the year ended December 31, 2011, as compared to the year ended December 31, 2010.

Expenses

Total expenses increased by $23.2 million to $122.4 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010.  The increase was primarily a result of:

•                  An increase in real estate operating expenses and real estate taxes and insurance of approximately $5.3 million, and depreciation of $12.0 million, which were primarily from the acquisition of one property in October 2011, another property in September 2011, three properties in March 2011 and a property in June 2010.

•                  An increase to interest expense of approximately $5.4 million to $12.7 million during the year ended December 31, 2011 compared to $7.3 million for the same period in 2010.  The increase was attributable to a higher amount of debt outstanding and an increase in interest rate associated with our indebtedness during the year ended December 31, 2011, compared to our indebtedness during the year ended December 31, 2010.

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

Income from continuing operations

Income from continuing operations for the year ended December 31, 2011 was $19.4 million compared to $17.7 million for the year ended December 31, 2010, for the reasons described above.

Discontinued operations and gain on sale of properties

Income from discontinued operations increased $19.8 million for the year ended December 31, 2011 compared to the year ended December 31, 2010.  The increase is primarily from a gain on sale of properties of $21.9 million during the year ended December 31, 2011, which was partially offset by an increase to the loss from operations of properties we have sold of $4.4 million to a loss of $0.8 million for the year ended December 31, 2011 compared to income of $3.6 million for the year ended December 31, 2010.  The sale of properties from our portfolio results in a reclassification of real estate income from those properties for all periods presented to discontinued operations.

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

The sale of properties from our portfolio results in a reclassification of real estate income from those properties for all periods presented to discontinued operations.  We sold one office property located in Southfield, Michigan on December 21, 2012 at a loss.  We sold one industrial property located in Savage, Maryland on June 24, 2011 and one office property located in Falls Church, Virginia on January 21, 2011, each at a gain.  We did not sell any properties in 2010.  The operations of those properties are reported as discontinued operations on our financial statements for the years ended December 31, 2011 and 2010.  During the year ended December 31, 2011, we reported a $21.9 million gain on the sale of the properties sold in 2011.

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

We believe that in order to facilitate a clear understanding of the results of the Company, FFO should be examined in connection with net income and cash flows from operating, investing and financing activities in the consolidated financial statements

The calculations of FFO are shown in the following table:

	For the Year Ended December 31,
(in thousands):	2012	2011	2010
Net income (loss)	$7,633	$43,524	$22,093
(Gain) loss on sale, less applicable income tax	14,826	(21,939)	—
Equity in earnings of non-consolidated REITs	(2,033)	(4,490)	(1,190)
Distribution from non-consolidated REITs	2,810	5,056	5,170
Depreciation and amortization	55,518	48,439	40,724
NAREIT FFO	78,754	70,590	66,797
Acquisition costs of new properties	287	620	125

Funds From Operations	$79,041	$71,210	$66,922

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

	Net Operating Income (NOI)*
	Rentable	Year	Year
	Square Feet	Ended	Ended	Inc	%
(in thousands)	or RSF	31-Dec-12	31-Dec-11	(Dec)	Change
Region
East	1,181	$12,833	$12,085	$748	6.2%
MidWest	1,487	16,318	17,437	(1,119)	-6.4%
South	2,089	27,566	25,667	1,899	7.4%
West	1,088	9,937	8,654	1,283	14.8%
Same Store	5,845	66,654	63,843	2,811	4.4%
Acquisitions	2,010	23,499	12,546	10,953	13.6%

Property NOI from the continuing portfolio	7,855	90,153	76,389	13,764	18.0%
Dispositions		(306)	(147)	(159)	-0.2%
Property NOI		$89,847	$76,242	$13,605	17.8%

Same Store		$66,654	$63,843	$2,811	4.4%
Nonrecurring
Items in NOI (a)		927	1,266	(339)	-0.6%
Comparative Same Store		$65,727	$62,577	$3,150	5.0%

	Year	Year
	Ended	Ended
Reconciliation to Net income	31-Dec-12	31-Dec-11
Net Income	$7,633	$43,524
Add (deduct):
Discontinued operations	881	(2,752)
(Gain) loss on sale, less applicable income tax	14,826	(21,939)
Management fee income	(2,120)	(1,794)
Depreciation and amortization	54,872	47,865
Amortization of above/below market leases	71	(47)
Selling, general and administrative	9,916	6,913
Interest expense	16,068	12,665
Interest income	(9,848)	(3,110)
Equity in earnings of
nonconsolidated REITs	(2,033)	(3,685)
Non-property specific items, net	(113)	(1,251)

Property NOI from the continuing portfolio	$90,153	$76,389
Dispositions and asset held for sale	(306)	(147)
Property NOI	$89,847	$76,242

(a)         Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

Liquidity and Capital Resources

Cash and cash equivalents were $21.3 million and $23.8 million at December 31, 2012 and 2011, respectively.  This decrease of $2.5 million is attributable to $70.4 million provided by operating activities less $172.3 million used by investing activities plus $99.4 million provided by financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $70.4 million is primarily attributable to net income of $7.6 million, excluding gain or loss on on the sale, less applicable income taxes of $14.8 million, plus the add-back of $51.1 million of non-cash activities, $0.7 million of distributions from non-consolidated REITs, an increase in accounts payable and accrued expenses of $4.0 million and increase in tenant security deposits of $0.5 million.  These increases were partially offset by increases in tenant receivables of $0.3 million, increases in lease acquisition costs of $2.5 million,  increases in prepaid expenses and other assets of $0.3 million and payment of leasing commissions of $5.2 million.

Investing Activities

Our cash used for investing activities for the year ended December 31, 2012 of $172.3 million is primarily attributable to additions to real estate investments and office equipment of approximately $221.2 million, which was partially offset by net repayments on secured Sponsored REIT Loans made to Sponsored REITs of approximately $46.6 million, distributions in excess of earnings from non-consolidated REITs of $2.1 million and net proceeds from the sale of properties of $0.2 million.

Financing Activities

Our cash provided by financing activities for the year ended December 31, 2012 of $99.4 million is primarily attributable to repayment of the 2011 Revolver (as defined below), which had a balance outstanding of $449.0 million at the beginning of 2012 and $482.0 million on the date that we closed the 2012 Credit Facility and funding, financing costs of the 2012 Credit Facility of $5.3 million and distributions paid to stockholders of $63.0 million.  These uses were partially offset by borrowings under the 2011 Revolver before it was repaid and initial borrowings under the 2012 Credit Facility of $482.0 million and subsequent borrowings under the 2012 Revolver (as defined below) of $134.7 million.

2012 Credit Facility

As of December 31, 2012, we had bank notes payable to a group of banks for an unsecured credit facility comprised of both a revolving line of credit and a term loan (the “2012 Credit Facility”). The revolving line of credit portion of the 2012 Credit Facility is for borrowings, at our election, of up to $500,000,000 (the “2012 Revolver”). The term loan portion of the 2012 Credit Facility is for $400,000,000 (the “2012 Term Loan”).

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

The 2012 Credit Facility bears interest at either (i) a rate equal to LIBOR plus 135 to 190 basis points depending on our total leverage ratio at the time of the borrowing (LIBOR plus 145 basis points, or 1.67% at December 31, 2012) or (ii) a rate equal to the bank’s base rate plus 35 to 90 basis points depending on our total leverage ratio at the time of the borrowing (the bank’s base rate plus 45 basis points, or 3.70% at December 31, 2012).  The 2012 Credit Facility also obligates us to pay an annual facility fee of 20 to 40 basis points depending on our total leverage ratio (30 basis points at December 31, 2012).  The facility fee is assessed against the total amount of the 2012 Credit Facility, or $900,000,000. The actual amount of any applicable facility fee, LIBOR rate or base rate is determined based on our total leverage ratio as described in the table below:

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

Although the interest rate on the 2012 Credit Facility is variable, under the 2012 Credit Agreement, we fixed the base LIBOR interest rate on the 2012 Term Loan by entering into an interest rate swap agreement. On September 27, 2012, we entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the 2012 Term Loan at 0.75% per annum for five years.  Accordingly, based upon our leverage ratio, as of December 31, 2012, the interest rate on the 2012 Term Loan was 2.20% per annum.  In addition, based upon our leverage ratio, as of December 31, 2012, there were borrowings of $216,750,000 outstanding under the 2012 Revolver at a weighted average rate of 1.66% per annum.  The weighted average interest rate on all amounts outstanding during the year ended December 31, 2012 was approximately 2.23% per annum.

As of December 31, 2011, there were borrowings of $449,000,000 outstanding under the 2011 Revolver at a weighted average rate of 2.24% per annum.  The weighted average interest rate on all amounts outstanding during the year ended December 31, 2011 was approximately 1.95% per annum.

The 2012 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to join certain subsidiaries as co-borrowers under the 2012 Credit Agreement and transactions with affiliates. The 2012 Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unencumbered debt service coverage ratio, a maximum ratio of certain investments to total assets and a maximum amount of secured recourse indebtedness. The 2012 Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the 2012 Credit Agreement). In the event of a default by us, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the 2012 Credit Agreement immediately due and payable, terminate the lenders’

commitments to make loans under the 2012 Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the 2012 Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations will become immediately due and payable.  We were in compliance with the 2012 Credit Facility financial covenants as of December 31, 2012.

We may use the proceeds of the loans under the 2012 Credit Agreement to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire existing indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the 2012 Credit Agreement

Equity Securities

On May 6, 2010, we entered into an on demand offering sales agreement that allows us to offer and sell up to an aggregate gross sales price of $75 million of our common stock from time to time, which we refer to as our ATM Sales Program.  The on demand offering sales agreement for the ATM Sales Program was amended on April 27, 2012 in connection with our filing of a new Registration Statement on Form S-3.  Sales of shares of our common stock depend upon market conditions and other factors determined by us and are deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by us in writing.  We have no obligation to sell any shares of our common stock, and may at any time suspend solicitation and offers.  During the year ended December 31, 2012, we did not sell any shares of our common stock under our ATM Sales Program.  As of December 31, 2012, we were authorized to offer and sell a remainder of approximately $34.3 million of our shares of common stock under the ATM Sales Program.

As of December 31, 2012, we had an automatic shelf registration statement on Form S-3 on file with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our common stock.  From time to time, we expect to issue additional shares of our common stock under our automatic shelf registration statement or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time-to-time we may make secured loans to Sponsored REITs in the form of mortgage loans or revolving line of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  As of December 31, 2012, we were committed to fund up to $118.8 million to seven Sponsored REITs under such arrangements, of which $93.9 million in the aggregate has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long-term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

We intend to draw on the 2012 Credit Facility in the future for a variety of corporate purposes, including the acquisition of properties that we acquire directly for our portfolio and for Sponsored REIT Loans as described below.

Loans to Sponsored REITs

Sponsored REIT Loans

From time to time we may make secured loans (“Sponsored REIT Loans”) to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  We anticipate that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years.  Except for the mortgage loan with a revolving line of credit component which bore interest at a fixed rate and was repaid in July 2012 and a mortgage loan which also bears interest at a fixed rate, advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and most advances also require a 50 basis point draw fee.  In December 2011, the Company received a loan fee of $762,000 at the time of the closing of the mortgage loan with a revolving line of credit component.  In March 2012, a $300,000 fee was collected in connection with a $30 million draw from the revolving line of credit component.  That loan was repaid in full during July 2012 and also included a 0.49% fee collected of $520,000.  In July 2012, the Company received a loan fee of $300,630 at the time of the closing of the mortgage loan and a 0.98% fee will be collected on all amounts repaid under the loan.

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

Acquisition Loans

Prior to terminating the activities of our investment banking segment in December 2011, we typically made an acquisition loan to each Sponsored REIT which was secured by a mortgage on the borrower’s real estate.  These loans enabled Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests.  We refer to these loans as Acquisition Loans.  We anticipated that each Acquisition Loan would be repaid at maturity or earlier from the proceeds of the Sponsored REIT’s equity offering.  Each Acquisition Loan had an original term of two years and bore interest at approximately the same rate paid by FSP Corp. for borrowings under our previous revolving lines of credit, as applicable.  We made one Acquisition Loan for the syndication of FSP Union Centre Corp. during 2011, which was repaid on October 20, 2011.  There were no Acquisition Loans outstanding at December 31, 2012 and 2011.  Acquisition Loans are classified as assets held for syndication.

Additional information about our Sponsored REIT Loans outstanding as of December 31, 2012, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 4, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the years ended December 31, 2012 and 2011, the rental income exceeded the expenses for each individual property, with the exception of our properties located in Southfield, Michigan and  Englewood, Colorado.

Our property located in Southfield, Michigan with approximately 215,000 square feet of rentable space was 41.4% and 39.2% leased at December 21, 2012 and 2011, respectively.  The property was sold on December 21, 2012.  Rental revenue did not cover ordinary operating expenses for the period ended December 21, 2012 or the year ended December 31, 2011.  The property generated rental income of $1,113,000 and $1,153,000 for the period ended December 21, 2012 and year ended December 31, 2011, respectively; and had operating expenses of $1,419,000 and $1,928,000 for the period ended December 21, 2012 and the year ended December 31, 2012 and 2011, respectively.

Our property located in Englewood, Colorado with approximately 198,000 square feet of rentable space was 100% leased and 48.9% leased at December 31, 2012 and 2011, respectively.  A single tenant lease, for 100% of the rentable space, expired on April 30, 2010, and since then we have signed leases with various tenants, the most recent during November 2012, and the property is now 100% leased.  For the year ended December 31, 2012 the property had rental income sufficient to cover operating expenses.  Rental revenue did not cover ordinary operating expenses for the year ended December 31, 2011.  The property generated rental income of $1,737,000 and had operating expenses of $1,937,000 for the year ended December 31, 2011.

Rental Income Commitments

Our commercial real estate operations include the leasing of office buildings and industrial properties subject to leases with terms greater than one year.  The leases thereon expire at various dates through 2023.  Approximate future minimum rental income from non-cancelable operating leases as of December 31, 2012 is:

(in thousands)	Year ending December 31,

2013	$127,789
2014	132,025
2015	116,155
2016	104,296
2017	81,397
Thereafter (2018-2024)	207,774
$769,436

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2012.

	Payment due by period
Contractual	(in thousands)
Obligations	Total	2013	2014	2015	2016	2017	Therafter
2012 Revolver	$216,750	$—	$—	$—	$216,750	$—	$—
2012 Term Loan	400,000	—	—	—	—	400,000	—
Operating Leases	1,998	405	417	424	428	324	—
Total	$618,748	$405	$417	$424	$217,178	$400,324	$—

The operating leases in the table above consist of our lease of corporate office space, which commenced September 1, 2010 and expires on August 31, 2017 and has one five-year renewal option.  The lease includes a base annual rent and additional rent for our share of taxes and operating costs.

In addition to the amounts in the table above, from time to time, we may provide Sponsored REIT Loans to our Sponsored REITs.  As of December 31, 2012, we were committed to fund Sponsored REIT Loans up to $118.8 million to seven Sponsored REITs, of which $93.9 million in the aggregate was drawn and outstanding.  Additional information about our Sponsored REIT Loans outstanding as of December 31, 2012, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 4, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

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

We have acquired a preferred stock interest in five Sponsored REITs, including one that sold the property owned by it on December 20, 2012 and made a liquidating distribution to us, one we acquired on May 15, 2008 by cash merger and another we acquired on April 30, 2006 by merger.  As a result of our common stock interest and our preferred stock interest in the remaining two Sponsored REITs, we exercise influence over, but do not control these entities.  These preferred share investments are accounted for using the equity method.  Under the equity method of accounting our cost basis is adjusted by our share of the Sponsored REITs’ operations and distributions received.  We also agreed to vote our preferred shares in any matter presented to a vote by the stockholders of these Sponsored REITs in the same proportion as shares voted by other stockholders of the Sponsored REITs.

At December 31, 2012, we held a common stock interest in 15 Sponsored REITs, all of which were fully syndicated and in which we no longer share economic benefit or risk.  At December 31, 2011, we held a common stock interest in 16 Sponsored REITs, all of which were fully syndicated and in which we no longer share economic benefit or risk.  At December 31, 2010, we held a common stock interest in 15 Sponsored REITs, 14 of which were fully syndicated and in which we no longer share economic benefit or risk.  The one that was not fully syndicated at December 31, 2010 commenced in November 2010.  The value of the entity that was not fully syndicated at December 31, 2010 was approximately $3.0 million and was shown on the consolidated balance sheets as an asset held for syndication.

The table below shows our income and expenses from Sponsored REITs.  Management fees of $6,000, and $14,000 for the years ended December 31, 2011 and 2010, respectively, and interest expense related to the Company’s mortgage on properties is eliminated in consolidation.

	Year Ended December 31,
(in thousands)	2011	2010
Operating Data:
Rental revenues	$1,482	$498
Operating and maintenance expenses	480	536
Depreciation and amortization	610	146
Interest expense	197	38
Interest income	—	1
	$195	$(221)

During the year ended December 31, 2011, we recorded equity in income from two Sponsored REITs following commencement of the syndication of $1.7 million.  During the year ended December 31, 2010, we recorded equity in income from two Sponsored REITs following commencement of the syndication of $71,000.

From time to time, we may provide Sponsored REIT Loans to our Sponsored REITs.  As of December 31, 2012, we were committed to fund Sponsored REIT Loans up to $118.8 million to seven Sponsored REITs, of which $93.9 million in the aggregate was drawn and outstanding.  Additional information about our Sponsored REIT Loans outstanding as of December 31, 2012, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 4, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  As of December 31, 2012 and December 31, 2011, if market rates on our outstanding borrowings under our 2012 Revolver and the 2011 Revolver, respectively, increased by 10% at maturity, or approximately 17 and 22 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.4 million and $1.0 million annually.  Based upon our leverage ratio, the interest rate on our borrowings on the 2012 Revolver as of December 31, 2012 was LIBOR plus 145 basis points, or 1.66% per annum.  We do not believe that the interest rate risk represented by borrowings under our 2012 Revolver is material as of December 31, 2012.

Although the interest rate on the 2012 Credit Facility is variable, the Company fixed the base LIBOR interest rate on the 2012 Term Loan by entering into an interest rate swap agreement.  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the 2012 Term Loan at 0.75% per annum for five years.  Accordingly, based upon the Company’s leverage ratio, as of December 31, 2012, the interest rate on the 2012 Term Loan was 2.20% per annum.  The fair value of the interest rate swap agreement is affected by changes in market interest rates.  We believe that we have mitigated interest rate risk with respect to the 2012 Term Loan through the interest rate swap agreement for the five year term of the 2012 Term Loan. This interest rate swap agreement was our only derivative instrument as of December 31, 2012.

The table below lists our derivative instrument, which is hedging variable cash flows related to interest on our 2012 Term Loan as of December 31, 2012 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
	Value	Rate	Date	Date	Value

Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$(1,219)

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

We borrow from time-to-time under the 2012 Revolver.  These borrowings bear interest at either (i) a rate equal to LIBOR plus 135 to 190 basis points depending on our total leverage ratio at the time of the borrowing (LIBOR plus 145 basis points, or 1.67% at December 31, 2012) or (ii) a rate equal to the bank’s base rate plus 35 to 90 basis points depending on our total leverage ratio at the time of the borrowing (the bank’s base rate plus 45 basis points, or 3.70% at December 31, 2012).  There were borrowings totaling $216.75 million on the 2012 Revolver and $449.0 million on the 2011 Revolver, at a weighted average rate of 1.66% and 2.24% outstanding at December 31, 2012 and December 31, 2011, respectively.  We have drawn on the 2012 Revolver, and intend to draw on the 2012 Revolver in the future for a variety of corporate purposes, including the funding of Sponsored REIT Loans and the acquisition of properties that we acquire directly for our portfolio.  Information about our Sponsored REIT Loans as of December 31, 2012 is incorporated herein by reference to Note 4, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

The following table presents as of December 31, 2012 our contractual variable rate borrowings under our 2012 Revolver, which matures on September 27, 2016, and under our 2012 Term Loan, which matures on September 27, 2017.  Under the 2012 Revolver, we have the right to extend the initial maturity date by an additional 12 months, or until September 27, 2017, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2013	2014	2015	2016	2017	Therafter
2012 Revolver	$216,750	$—	$—	$—	$216,750	$—	$—
2012 Term Loan	400,000					400,000
Total	$616,750	$—	$—	$—	$216,750	$400,000	$—

Item 8.       Financial Statements and Supplementary Data

The information required by this item is included in the financial pages following the Exhibit index herein and incorporated herein by reference.  Reference is made to the Index to Consolidated Financial Statements in Item 15 of Part IV.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included elsewhere in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2012.  Please see page F-3.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

In November 2012, the Company acquired a property in Houston, Texas.  Selected Unaudited Combining Condensed Consolidated Pro Forma Financial Data of the Company that give effect to the acquisition are attached as Exhibit 99.1.

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

Our board of directors has adopted a code of business conduct and ethics that applies to all of our executive officers, directors and employees.  The code was approved by the audit committee of our board of directors and by the full board of directors.  We have posted a current copy of our code under “Corporate Governance” in the “Investor Relations” section of our website at http://www.franklinstreetproperties.com.  To the extent permitted by applicable rules of the NYSE MKT, we intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of business conduct and ethics with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of February 19, 2013 by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

By:	/s/ George J. Carter
George J. Carter
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter	President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2013
George J. Carter

/s/ Barbara J. Fournier	Executive Vice President, Chief Operating Officer, Treasurer, Secretary and Director	February 19, 2013
Barbara J. Fournier

/s/ John G. Demeritt	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2013
John G. Demeritt

/s/ Janet P. Notopoulos	Director, Executive Vice President	February 19, 2013
Janet P. Notopoulos

/s/ John Burke	Director	February 19, 2013
John Burke

/s/ Brian N. Hansen	Director	February 19, 2013
Brian N. Hansen

/s/ Dennis J. McGillicuddy	Director	February 19, 2013
Dennis J. McGillicuddy

/s/ Georgia Murray	Director	February 19, 2013
Georgia Murray

/s/ Barry Silverstein	Director	February 19, 2013
Barry Silverstein

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

10.1+ (3)	2002 Stock Incentive Plan of FSP Corp.

10.2(4)	Amended and Restated Credit Agreement, dated September 27, 2012, among FSP Corp. and the other parties thereto.

10.3(5)	ISDA Master Agreement, dated September 27, 2012, between FSP Corp. and Bank of America, N.A., together with the schedule relating thereto.

10.4(6)

Contract of Sale, dated October 10, 2012, between FSP Westchase LLC and Granite Westchase Partners, Ltd., together with First Amendment to Contract of Sale, dated October 24, 2012, between FSP Westchase LLC and Granite Westchase Partners, Ltd.

10.5+ (7)	Form of Retention Agreement.

10.6+ (8)	Change in Control Discretionary Plan.

10.6 (9)	Baird On Demand Offering Sales Agreement between FSP Corp. and Robert W. Baird & Co. Incorporated dated May 6, 2010.

10.7 (10)	Amendment No.1 to Baird On Demand Offering Sales Agreement between FSP Corp. and Robert W. Baird & Co. Incorporated dated April 27, 2012.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Selected Unaudited Combining Condensed Consolidated Pro Forma Financial Data reflecting the acquisition of a property in Houston, Texas

101**

The following materials from FSP Corp.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Consolidated Financial Statements.

(1)                                 Incorporated by reference to FSP Corp.’s Form 8-A, filed April 5, 2005 (File No. 001-32470).

(2)                                 Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 15, 2013 (File No. 001-32470).

(3)                                 Incorporated by reference to FSP Corp.’s Annual Report on Form 10-K, filed on March 29, 2002 (File No. 0-32615).

(4)                                 Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on September 27, 2012 File No. 001-32470).

(5)                                 Incorporated by reference to Exhibit 10.2 to FSP Corp.’s Current Report on Form 8-K, filed on September 27, 2012 File No. 001-32470).

(6)                                 Incorporated by reference to Exhibit 10.3 to FSP Corp.’s Quarterly Report on Form 10-Q, filed on October 30, 2012 File No. 001-32470).

(7)                                 Incorporated by reference to FSP Corp.’s Annual Report on Form 10-K, filed on February 24, 2006 (File No. 001-32470).

(8)                                 Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 8, 2006 (File No. 001-32470).

(9)                                 Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on May 7, 2010 (File No. 001-32470).

(10)                          Incorporated by reference to Exhibit 1.2 to FSP Corp.’s Current Report on Form 8-K, filed on April 27, 2012 File No. 001-32470).

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Franklin Street Properties Corp.:

We have audited the accompanying consolidated balance sheets of Franklin Street Properties Corp. as of December 31, 2012 and 2011, and the related consolidated statements of income and other comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Street Properties Corp. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Franklin Street Properties Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 19, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Franklin Street Properties Corp.:

We have audited Franklin Street Properties Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Franklin Street Properties Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Franklin Street Properties Corp.’s Annual Report on Form 10-K under the heading Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Franklin Street Properties Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Franklin Street Properties Corp. and our report dated February 19, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 19, 2013

Franklin Street Properties Corp.
Consolidated Balance Sheets

	December 31,
(in thousands)	2012	2011

Assets:
Real estate assets:
Land	$144,336	$132,393
Buildings and improvements	1,178,144	1,006,267
Fixtures and equipment	904	831
	1,323,384	1,139,491
Less accumulated depreciation	180,756	148,266
Real estate assets, net	1,142,628	991,225

Acquired real estate leases, less accumulated amortization of $40,062 and $31,189, respectively	111,982	91,613
Investment in non-consolidated REITs	81,960	87,598
Asset held for sale	—	15,355
Cash and cash equivalents	21,267	23,813
Restricted cash	575	493
Tenant rent receivables, less allowance for doubtful accounts of $1,300 and $1,235, respectively	1,749	1,460
Straight-line rent receivable, less allowance for doubtful accounts of $135 and $135, respectively	35,441	28,502
Prepaid expenses	1,106	1,223
Related party mortgage loan receivable	93,896	140,516
Other assets	12,655	4,070
Office computers and furniture, net of accumulated depreciation of $584 and $428, respectively	544	468
Deferred leasing commissions, net of accumulated amortization of $11,812 and $9,139, respectively	23,376	22,325

Total assets	$1,527,179	$1,408,661

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2012	2011

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$216,750	$449,000
Term loan payable	400,000	—
Accounts payable and accrued expenses	31,122	26,446
Accrued compensation	2,540	2,222
Tenant security deposits	2,489	2,008
Other liabilities: derivative liability	1,219	—
Acquired unfavorable real estate leases, less accumulated amortization of $4,870 and $3,759, respectively	8,310	7,618

Total liabilities	662,430	487,294

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 82,937,405 and 82,937,405 shares issued and outstanding, respectively	8	8
Additional paid-in capital	1,042,876	1,042,876
Accumulated other comprehensive loss	(1,219)	—
Earnings (distributions) in excess of accumulated earnings/distributions	(176,916)	(121,517)

Total stockholders’ equity	864,749	921,367

Total liabilities and stockholders’ equity	$1,527,179	$1,408,661

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Consolidated Statements of Income

	For the Year Ended December 31,
(in thousands, except per share amounts)	2012	2011	2010

Revenues:
Rental	$151,656	$134,238	$113,274
Related party revenue:
Management fees and interest income from loans	10,947	4,046	2,440
Other	199	49	88
Total revenues	162,802	138,333	115,802
Expenses:
Real estate operating expenses	37,441	35,076	32,042
Real estate taxes and insurance	22,913	20,114	17,782
Depreciation and amortization	54,872	47,622	35,640
Selling, general and administrative	9,916	6,913	6,399
Interest	16,068	12,666	7,284
Total expenses	141,210	122,391	99,147

Income before interest income, equity in earnings of non-consolidated REITs and taxes on income	21,592	15,942	16,655
Interest income	51	22	25
Equity in earnings of non-consolidated REITs	2,033	3,685	1,266

Income before taxes on income	23,676	19,649	17,946
Taxes on income	335	267	217

Income from continuing operations	23,341	19,382	17,729
Discontinued operations:
Income from discontinued operations, net of income tax	(882)	2,203	4,364
Gain (loss) on sale, less applicable income tax	(14,826)	21,939	—
Total discontinued operations	(15,708)	24,142	4,364

Net income	$7,633	$43,524	$22,093

Weighted average number of shares outstanding, basic and diluted	82,937	81,857	79,826

Earnings per share, basic and diluted, attributable to:
Continuing operations	$0.28	$0.24	$0.22
Discontinued operations	$(0.19)	$0.29	$0.06
Net income per share, basic and diluted	$0.09	$0.53	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

 Franklin Street Properties Corp.
Consolidated Statements of Other Comprehensive Income

	For the Year Ended December 31,
(in thousands)	2012	2011	2010

Net income	$7,633	$43,524	$22,093

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(1,219)	94	999
Amortized gain on derivative financial instruments	—	983	—
Total other comprehensive income (loss)	(1,219)	1,077	999

Comprehensive income	$6,414	$44,601	$23,092

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Consolidated Statements of Stockholders’ Equity

					Earnings
					(distributions)
				Accumulated	in excess of
			Additional	other	accumulated	Total
	Common Stock		Paid-In	comprehensive	earnings/	Stockholders’
(in thousands)	Shares	Amount	Capital	loss	distributions	Equity

Balance, December 31, 2009	79,681	$8	$1,003,713	$(2,076)	$(64,371)	$937,274
Comprehensive income	—	—	—	999	22,093	23,092
Shares issued for:
Equity offering	1,756	—	21,778	—	—	21,778
Distributions	—	—	—	—	(60,586)	(60,586)
Balance, December 31, 2010	81,437	8	1,025,491	(1,077)	(102,864)	921,558
Comprehensive income	—	—	—	1,077	43,524	44,601
Shares issued for:
Equity offering	1,500	—	17,385	—	—	17,385
Distributions	—	—	—	—	(62,177)	(62,177)
Balance, December 31, 2011	82,937	8	1,042,876	—	(121,517)	921,367
Comprehensive income	—	—	—	(1,219)	7,633	6,414
Shares issued for:
Equity offering	—	—	—	—	—	—
Distributions	—	—	—	—	(63,032)	(63,032)
Balance, December 31, 2012	82,937	$8	$1,042,876	$(1,219)	$(176,916)	$864,749

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2012	2011	2010
Cash flows from operating activities:

Net income	$7,633	$43,524	$22,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	57,500	50,261	39,627
Amortization of above market lease	71	(47)	1,362
Gain (loss) on sale, less applicable income tax	14,826	(21,939)	—
Equity in earnings of non-consolidated REITs	(2,033)	(3,086)	(1,183)
Distributions from non-consolidated REITs	705	3,474	1,633
Increase (decrease) in bad debt reserve	65	(365)	980
Changes in operating assets and liabilities:
Restricted cash	(82)	(73)	(86)
Tenant rent receivables	(354)	827	(1,120)
Straight-line rents	(4,464)	(9,878)	(4,249)
Lease acquisition costs	(2,520)	—	—
Prepaid expenses and other assets	(328)	1,611	865
Accounts payable, accrued expenses and other items	3,717	4,213	(351)
Accrued compensation	318	419	387
Tenant security deposits	481	78	122
Payment of deferred leasing commissions	(5,179)	(8,058)	(10,515)
Net cash provided by operating activities	70,356	60,961	49,565
Cash flows from investing activities:

Purchase of real estate assets, office computers and furniture	(183,868)	(174,020)	(38,781)
Acquired real estate leases	(37,302)	(62,230)	(15,563)
Investment in non-consolidated REITs	(1)	(10)	(11)
Distributions in excess of earnings from non-consolidated REITs	2,105	1,582	3,537
Investment in related party mortgage loan receivable	(74,580)	(82,832)	(21,149)
Repayment of related party mortgage receivable	121,200	—	—
Changes in deposits on real estate assets	—	200	(200)
Investment in assets held for syndication	—	2,230	1,319
Proceeds received on sales of real estate assets	157	96,790	—
Net cash used in investing activities	(172,289)	(218,290)	(70,848)
Cash flows from financing activities:

Distributions to stockholders	(63,032)	(62,177)	(60,586)
Proceeds from equity offering	—	18,001	22,701
Offering costs	—	(706)	(833)
Borrowings under bank note payable	294,750	449,000	100,960
Repayments of bank note payable	(527,000)	(209,968)	—
Borrowing (repayment) of term loan payable	400,000	(74,850)	(150)
Deferred financing costs	(5,331)	(5,388)	—
Swap termination payment	—	(983)	—
Net cash provided by financing activities	99,387	112,929	62,092
Net increase (decrease) in cash and cash equivalents	(2,546)	(44,400)	40,809
Cash and cash equivalents, beginning of year	23,813	68,213	27,404
Cash and cash equivalents, end of year	$21,267	$23,813	$68,213

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2012	2011	2010

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$13,969	$9,688	$6,931
Taxes on income	$265	$225	$245
Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$1,692	$733	$845
Accrued offering costs	$—	$—	$90

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

1.     Organization

Franklin Street Properties Corp. (“FSP Corp.” or the “Company”), holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC, FSP Holdings LLC and FSP Protective TRS Corp.  FSP Investments LLC is a registered broker/dealer with the Securities and Exchange Commission and is a member of the Financial Industry Regulatory Authority, or FINRA.  FSP Property Management LLC provides asset management and property management services.  The Company also has a non-controlling common stock interest in 15 corporations organized to operate as real estate investment trusts (“REIT”) and a non-controlling preferred stock interest in two of those REITs.  Collectively, the 15 REITs are referred to as the “Sponsored REITs”.

As of December 31, 2012, the Company owned and operated a portfolio of real estate consisting of 37 properties, managed 15 Sponsored REITs and held seven promissory notes secured by mortgages on real estate owned by Sponsored REITs, including one mortgage loan, one construction loan and five revolving lines of credit.  From time-to-time, the Company may acquire real estate, make additional secured loans or acquire a Sponsored REIT.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

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

Investments in non-consolidated REITs

The Company has a non-controlling common stock interest in 15 Sponsored REITs and a non-controlling preferred stock interest in two Sponsored REITs.  In December 2011, the Company announced that it will no longer sponsor the syndication of newly-formed Sponsored REITs, though it has the capability to sponsor the syndication of any additional shares of preferred stock in existing Sponsored REITs.

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

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

2.     Significant Accounting Policies (continued)

On September 22, 2006, the Company purchased 48 preferred shares (approximately 4.6%) of a Sponsored REIT, FSP Phoenix Tower Corp. (“Phoenix Tower”), for $4,116,000.   The Company agreed to vote its shares in any matter presented to a vote by the stockholders of Phoenix Tower in the same proportion as shares voted by other stockholders of Phoenix Tower.  The investment in Phoenix Tower was accounted for under the equity method.  On December 20, 2012, the property owned by Phoenix Tower was sold at a gain.  The Company’s share of the gain was $1.6 million and is included in equity in earnings from non-consolidated REITs on the consolidated statements of income.

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

Acquired Real Estate Leases and Amortization

The Company recorded the value of acquired real estate leases as a result of two acquisitions in 2012, five acquisitions in 2011 and one acquisition in 2010.  Acquired real estate leases represent costs associated with acquiring an in-place lease (i.e., the market cost to execute a similar lease, including leasing commission, legal, vacancy and other related costs) and the value relating to leases with rents above the market rate.  Amortization is computed using the straight-line method over the term of the leases, which range from 12 months to 281 months.  Amortization expense was approximately $19,174,000, $13,697,000 and $11,636,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Amortization related to costs associated with acquiring an in-place lease is included in depreciation and amortization on the consolidated statements of income.  Amortization related to leases with rents above the market rate is offset against the rental revenue in the consolidated statements of income. The estimated annual amortization expense for the five years and thereafter succeeding December 31, 2012 is as follows:

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

2.     Significant Accounting Policies (continued)

Acquired Real Estate Leases and Amortization (continued)

(in thousands)	December 31,
2013	$24,084
2014	22,568
2015	20,689
2016	16,031
2017	11,190
2018 and thereafter	17,420

Acquired Unfavorable Real Estate Leases and Amortization

The Company recorded the value of acquired unfavorable leases as a result of two acquisitions in 2012, five acquisitions in 2011 and one acquisition in 2010.  Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate.  Amortization is computed using the straight-line method over the term of the leases, which range from 12 months to 281 months.  Amortization expense was approximately $1,548,000, $1,301,000 and $1,147,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Amortization related to leases with rents below the market rate is included with rental revenue in the consolidated statements of income.  The estimated annual amortization for the five years and thereafter succeeding December 31, 2012 is as follows:

(in thousands)
2013	$1,863
2014	1,722
2015	1,614
2016	1,136
2017	801
2018 and thereafter	1,174

Discontinued Operations

The Company reports as discontinued operations, the income and expenses associated with a disposal group (i) that qualifies as a component of an entity, (ii) for which cash flows will be eliminated from the ongoing operations of the entity, and (iii) in which the Company will not have significant continuing involvement.

The Company accounts for sale of properties and as discontinued operations.  Classification as held for sale typically occurs upon the execution of a purchase and sale agreement and belief by management that the sale or disposition is probable of occurrence within one year.  Upon determining that a property is held for sale, the Company discontinues depreciating the property and reflects the property in its consolidated balance sheets at the lower of its carrying amount or fair value less the cost to sell.  The Company presents property held for sale on its consolidated balance sheets as “Assets held for sale”, on a comparative basis.  The Company reports the results of operations of its properties sold or held for sale in its consolidated statements of income as discontinued operations if no significant continuing involvement exists after the sale or disposition.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of tenant security deposits, which are required by law in some states or by contractual agreement to be kept in a segregated account, and escrows arising from property sales. Tenant security deposits are refunded when tenants vacate, provided that the tenant has

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

2.     Significant Accounting Policies (continued)

not damaged the property. Cash held in escrow is paid when the related issue is resolved. Restricted cash also may include funds segregated for specific tenant improvements per lease agreements.

Tenant Rent Receivables

Tenant rent receivables are expected to be collected within one year. The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments.  The computation of this allowance is based in part on the tenants’ payment history and current credit status.  The Company charged off $20,000 in receivables and increased its allowance by $85,000 during 2012; charged off $399,000 in receivables and increased its allowance by $34,000 during 2011; and charged off $195,000 in receivables and increased its allowance by $1,175,000 during 2010 based on such analysis.

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

Financial Instruments

The Company estimates that the carrying values of cash and cash equivalents, restricted cash accounts receivable, accounts payable, mortgage loan receivable and the bank note payable approximate their fair values based on their short-term maturity and prevailing interest rates.

Straight-line Rent Receivable

Certain leases provide for fixed rent increases over the term of the lease. Rental revenue is recognized on a straight-line basis over the related lease term; however, billings by the Company are based on the lease agreements.  Straight-line rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $35,441,000 and $28,545,000 at December 31, 2012 and 2011, respectively.  The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments.  The computation of this allowance is based in part on the tenants’ payment history and current credit status.  The Company charged off $28,000 in receivables and increased its allowance by $28,000 during 2012, charged off $567,000 in receivables and increased its allowance by $2,000 during 2011; and increased its allowance by $600,000 during 2010 based on such analysis.

Deferred Leasing Commissions

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space.  These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements.  Amortization expense was approximately $4,173,000, $3,806,000 and $2,867,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

2.     Significant Accounting Policies (continued)

Deferred Leasing Commissions (continued)

The estimated annual amortization for the five years and thereafter following December 31, 2012 is as follows:

(in thousands)
2013	$4,080
2014	3,967
2015	3,571
2016	3,171
2017	2,286
2018 and thereafter	6,301

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

Revenue Recognition

Rental revenue includes income from leases, certain reimbursable expenses, straight-line rent adjustments and other income associated with renting the property.  A summary of rental revenue is shown in the following table:

	Year Ended
	December 31,
(in thousands)	2012	2011	2010
Income from leases	$117,462	$98,308	$86,320
Reimbursable expenses	29,847	26,006	24,505
Straight-line rent adjustment	4,418	9,877	3,940
Amortization of favorable and unfavorable leases	(71)	47	(1,491)
	$151,656	$134,238	$113,274

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

Related Party and Other Revenue - Property and asset management fees and other income, are recognized when the related services are performed and the earnings process is complete.

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

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

2.     Significant Accounting Policies (continued)

Income Taxes

Taxes on income for the years ended December 31, 2012, 2011 and 2010 represent taxes incurred by FSP Protective TRS Corp, which is a taxable REIT subsidiary and the State of Texas franchise tax applicable to FSP Corp., which is classified as an income tax for reporting purposes.  Taxes on income incurred by FSP Investments, which is a taxable REIT subsidiary, are classified in discontinued operations.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at December 31, 2012, 2011, and 2010. The denominator used for calculating basic and diluted net income per share was 82,937,000, 81,857,000, and 79,826,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability including credit risk, which was not significant to the overall value. These inputs were considered and applied to the Company’s derivative, and Level 2 inputs were used to value the interest rate swap.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

2.     Significant Accounting Policies (continued)

Subsequent Events

In preparing these consolidated financial statements the Company evaluated events that occurred through the date of issuance of these financial statements for potential recognition or disclosure.

Reclassifications

Certain amounts in the 2011 and 2010 financial statements have been reclassified to conform to 2012 presentation. The reclassifications were related primarily to a property sold, which is presented as discontinued operations for all periods presented. Reclassifications of discontinued operations changed rental revenues, operating and maintenance expenses, and depreciation and amortization and the related assets.  There was no change to net income for any period presented as a result of these reclassifications.

Recent Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income.  This standard eliminates the option to report other comprehensive income and its components in the statement of stockholders’ equity and instead requires the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This standard is intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity.  This standard was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted this update.

3.     Significant Acquisitions

During the year ended December 31, 2012, the Company acquired one significant property located in Texas  with approximately 629,000 rentable square feet at a purchase price of approximately $154.8 million excluding closing costs and adjustments.  The Company expensed its acquisition costs of approximately $156,000 related to this acquisition for the year ended December 31, 2012.

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

The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

(in thousands)

Real estate assets	$130,000
Value of acquired real estate leases	24,947
Acquired unfavorable leases	(2,022)
Total	$152,925

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

3.     Significant Acquisitions (continued)

Pro forma operating results for the Company and the acquisition are shown in the following table. The results assume that the property was acquired on January 1, 2011. The results are not necessarily indicative of what the Company’s actual results of operations would have been for the periods indicated, nor do they purport to represent the results of operations of any future periods.

	For the Year Ended
(unaudited)	December 31,
(in thousands except per share amounts)	2012	2011

Revenue	$176,684	$155,313
Income from continuing operations	$20,446	$15,776
Net income	$4,738	$41,320
Weighted average shares outstanding	82,937	81,857

Income from continuing operations per share	$0.25	$0.19
Net income per share	$0.06	$0.50

During the year ended December 31, 2012, the Company recognized approximately $3.0 million of revenues and $2.0 million of net income from operations of this acquisition.

4.     Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs

At December 31, 2012, the Company held an interest in 15 Sponsored REITs, all of which were fully syndicated.  At December 31, 2011, the Company held an interest in 16 Sponsored REITs, all of which were fully syndicated.  At December 31, 2010, the Company held an interest in 15 Sponsored REITs, of which 14 were fully syndicated and one was in process.  The Company holds a non-controlling preferred stock investment in two of these Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

In September 2006, the Company purchased 48 preferred shares or 4.6% of the outstanding preferred shares of one of its Sponsored REITs, FSP Phoenix Tower Corp (“Phoenix Tower”).  On December 20, 2012, the property owned by Phoenix Tower was sold and, thereafter, Phoenix Tower declared and issued a liquidating distribution for its preferred shareholders, from which the Company was entitled to $4,862,000.  As a result of the sale, the Company recognized its share of the gain of $1,582,000.  As of December 31, 2012, the Company held a beneficial interest in the Phoenix Tower liquidating trust in the amount of $4,862,000, which is included in other assets in the accompanying consolidated balance sheet.  On January 4, 2013, the Company received $4,752,000.

The table below shows the Company’s income and expenses from Sponsored REITs syndicated in 2011 and 2010. There were no Sponsored REIT syndications in 2012.  Management fees of $6,000 and $14,000 for the years ended December 31, 2011 and 2010, respectively, and interest expense related to the Company’s mortgages on properties owned by these entities of $197,000 and $38,000 for the years ended December 31, 2011 and 2010, respectively, are eliminated in consolidation.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

4. Related Party Transactions and Investments in Non-Consolidated Entities (continued)

	Year Ended December 31,
(in thousands)	2011	2010
Operating Data:
Rental revenues	$1,482	$498
Operating and maintenance expenses	480	536
Depreciation and amortization	610	146
Interest expense	197	38
Interest income	—	1
	$195	$(221)

Equity in earnings (losses) of investment in non-consolidated REITs:

The following table includes equity in earnings of investments in non-consolidated REITs:

	Year Ended December 31,
(in thousands)	2012	2011	2010

Equity in earnings of Sponsored REITs	$—	$1,696	$71
Equity in earnings (losses) of Phoenix Tower	1,618	(14)	(47)
Equity in earnings of East Wacker	670	2,137	1,168
Equity in earnings of Grand Boulevard	(255)	(134)	74
	$2,033	$3,685	$1,266

Equity in earnings of investments in Sponsored REITs is derived from the Company’s share of income following the commencement of syndication of Sponsored REITs.  Following the commencement of syndication the Company exercises influence over, but does not control these entities, and investments are accounted for using the equity method.

Equity in earnings (losses) of Phoenix Tower were derived from the Company’s preferred stock investment in the entity.  In September 2006, the Company purchased 48 preferred shares or 4.6% of the outstanding preferred shares of Phoenix Tower for $4,116,000 (which represented $4,800,000 at the offering price net of commissions of $384,000 and acquisition fees of $300,000 that were excluded). On December 20, 2012, the property owned by Phoenix Tower was sold at a gain, which is included in equity in earnings of non-consolidated REITs on the consolidated statements of income.

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

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

4.     Related Party Transactions and Investments in Non-Consolidated Entities (continued)

The following table includes distributions received from non-consolidated REITs:

	Year Ended December 31,
(in thousands)	2012	2011	2010

Distributions from Sponsored REITs	$—	$1,337	$391
Distributions from Phoenix Tower	173	130	179
Distributions from East Wacker	2,489	3,319	3,705
Distributions from Grand Boulevard	148	270	895
	$2,810	$5,056	$5,170

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

The operating data below for 2012 includes the operations of the 16 Sponsored REITs the Company held an interest in during the year and the 15 Sponsored REITS the Company held an interest in as of December 31, 2012.  On December 20, 2012, the property owned by Phoenix Tower was sold.  The operating data below for 2011 includes operations of the 16 Sponsored REITs the Company held an interest in as of December 31, 2011.  The operating data below for 2010 includes operations of the 15 Sponsored REITs the Company held an interest in as of December 31, 2010.

Summarized financial information for the Sponsored REITs is as follows:

	December 31,	December 31,
(in thousands)	2012	2011

Balance Sheet Data (unaudited):
Real estate, net	$659,655	$755,825
Other assets	156,785	135,658
Total liabilities	(316,311)	(293,326)
Shareholders’ equity	$500,129	$598,157

	For the Year Ended
	December 31,
(in thousands)	2012	2011	2010

Operating Data (unaudited):
Rental revenues	$109,676	$111,417	$91,406
Other revenues	115	90	162
Operating and maintenance expenses	(56,621)	(55,672)	(50,339)
Selling, general and administrative	—	(604)	—
Depreciation and amortization	35,143	(33,909)	(27,138)
Interest expense	(17,357)	(17,180)	(11,160)
Gain on sale, less applicable income tax	36,610	—	—
Net income	$37,280	$4,142	$2,931

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

4.     Related Party Transactions and Investments in Non-Consolidated Entities (continued)

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $1,149,000, $958,000, and $830,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

From time to time the Company may make secured loans (“Sponsored REIT Loans”) to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  The Company anticipates that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years.  Except for the mortgage loan with a revolving line of credit component which bore interest at a fixed rate and was repaid in July 2012 and a mortgage loan which bears interest at a fixed rate, advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and most advances also require a 50 basis point draw fee.  In December 2011, the Company received a loan fee of $762,000 at the time of the closing of the mortgage loan with a revolving line of credit component.  In March 2012, a $300,000 fee was collected in connection with a $30 million draw from the revolving line of credit component.  That loan was repaid in full during July 2012 and also included a 0.49% fee collected of $520,000.  In July 2012, the Company received a loan fee of $301,000 at the time of the closing of the mortgage loan with a fixed interest rate and a 0.98% fee will be collected on all amounts repaid under the loan.

Prior to terminating the activities of its investment banking segment in December 2011, the Company typically made an acquisition loan (“Acquisition Loans”) to each newly-formed Sponsored REIT which was secured by a mortgage on the borrower’s real estate.  These loans enabled Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests.  The Company anticipated that each Acquisition Loan would be repaid at maturity, or earlier, from the proceeds of the Sponsored REIT’s equity offering.  Each Acquisition Loan had an original term of two years and bore interest at approximately the same rate paid by FSP Corp. for borrowings under its 2011 Revolver or previous revolving lines of credit.  The Company made one Acquisition Loan for the syndication of FSP Union Centre Corp. during 2011, which was repaid on October 20, 2011.  There were no Acquisition Loans outstanding at December 31, 2012 and 2011.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

4.     Related Party Transactions and Investments in Non-Consolidated Entities (continued)

The following is a summary of the Sponsored REIT Loans outstanding as of December 31, 2012:

(dollars in thousands)

			Maximum	Amount			Interest
		Maturity	Amount	Drawn at	Interest	Draw	Rate at
Sponsored REIT	Location	Date	of Loan	31-Dec-12	Rate (1)	Fee (2)	31-Dec-12

Secured revolving lines of credit
FSP Highland Place I Corp. (3)	Centennial, CO	31-Dec-13	$5,500	$1,125	L+4.4%	0.5%	4.62%
FSP Satellite Place Corp. (4)	Duluth, GA	31-Mar-13	5,500	5,500	L+4.4%	0.5%	4.62%
FSP 1441 Main Street Corp.(4) (a)	Columbia, SC	31-Mar-13	10,800	8,500	L+4.4%	0.5%	4.62%
FSP 505 Waterford Corp. (4)	Plymouth, MN	30-Nov-13	7,000	2,350	L+4.4%	0.5%	4.62%
FSP Galleria North Corp. (d)	Dallas, TX	30-Jan-15	15,000	5,880	L+5.0%	0.5%	5.22%

Secured construction loan
FSP 385 Interlocken Development Corp. (4) (b) (c)	Broomfield, CO	30-Apr-13	42,000	37,541	L+4.4%	n/a	4.62%

Mortgage loan secured by property
FSP Energy Tower I Corp. (5) (e)	Houston, TX	5-Jul-14	33,000	33,000	6.41%	n/a	6.41%

			$118,800	$93,896

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

(4) Effective January 1, 2011 through March 30, 2011, the interest rate was 30-day LIBOR plus 3%.

(a) The borrower is FSP 1441 Main Street LLC, a wholly-owned subsidiary.

(b) The borrower is FSP 385 Interlocken LLC, a wholly-owned subsidiary.

(c) The borrower paid a commitment fee of $210,000 at loan origination in March 2009.

(d) The borrower is FSP Galleria North Limited Partnership, a wholly-owned subsidiary.

(e) The borrower is FSP Energy Tower I Limited Partnership, a wholly-owned subsidiary.

(5) The loan has a secured fixed mortgage amount of $33,000,000.  A loan fee of $300,630 was paid at the time of closing and funding of the loan on July 5, 2012.  The borrower is required to pay the Company an exit  fee in the amount of 0.982% of  the principal repayment amount.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $9,798,000, $3,087,000, and $1,609,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

5.     Bank note payable and term note payable

2012 Credit Facility

As of December 31, 2012, the Company had bank notes payable to a group of banks for an unsecured credit facility comprised of both a revolving line of credit and a term loan (the “2012 Credit Facility”). The revolving line of credit portion of the 2012 Credit Facility is for borrowings, at the Company’s election, of up to $500,000,000 (the “2012 Revolver”). The term loan portion of the 2012 Credit Facility is for $400,000,000 (the “2012 Term Loan”).

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

The 2012 Credit Facility bears interest at either (i) a rate equal to LIBOR plus 135 to 190 basis points depending on the Company’s total leverage ratio at the time of the borrowing (LIBOR plus 145 basis points, or 1.67% at December 31, 2012) or (ii) a rate equal to the bank’s base rate plus 35 to 90 basis points depending on our total leverage ratio at the time of the borrowing (the bank’s base rate plus 45 basis points, or 3.70% at December 31, 2012).  The 2012 Credit Facility also obligates the Company to pay an annual facility fee of 20 to 40 basis points depending on the Company’s total leverage ratio (30 basis points at December 31, 2012).  The facility fee is assessed against the total amount of the 2012 Credit Facility, or $900,000,000. The actual amount of any applicable facility fee, LIBOR rate or base rate is determined based on the Company’s total leverage ratio as described in the table below:

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

Although the interest rate on the 2012 Credit Facility is variable, under the 2012 Credit Agreement, the Company fixed the base LIBOR interest rate on the 2012 Term Loan by entering into an interest rate swap agreement. On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the 2012 Term Loan at 0.75% per annum for five years.  Accordingly, based upon the Company’s leverage ratio, as of December 31, 2012, the interest rate on the 2012 Term Loan was 2.20% per annum.  In addition, based upon the Company’s leverage ratio, as of December 31, 2012, there were borrowings of $216,750,000 outstanding under the 2012 Revolver at a weighted average rate of 1.66% per annum.  The weighted average interest rate on all amounts outstanding during the year ended December 31, 2012 was approximately 2.23% per annum.

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

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

5.     Bank note payable and term note payable (continued)

The 2012 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to join certain subsidiaries as co-borrowers under the 2012 Credit Agreement and transactions with affiliates. The 2012 Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unencumbered debt service coverage ratio, a maximum ratio of certain investments to total assets and a maximum amount of secured recourse indebtedness. The 2012 Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the 2012 Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the 2012 Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the 2012 Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the 2012 Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the 2012 Credit Facility financial covenants as of December 31, 2012.

The Company may use the proceeds of the loans under the 2012 Credit Agreement to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire existing indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the 2012 Credit Agreement.

6.     Financial Instruments: Derivatives and Hedging

On September 27, 2012, the Company fixed the interest rate for five-years on the 2012 Term Loan with an interest rate swap agreement. The variable rate that was fixed under the interest rate swap agreement is described in Note 5.

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

The following table summarizes the notional and fair value of our derivative financial instrument at December 31, 2012.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional	Strike	Effective	Expiration	Fair
	Value	Rate	Date	Date	Value

Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$(1,219)

On December 31, 2012, the derivative instrument was reported as an obligation at its fair value of approximately $1.2 million.  This is included in other liabilities: derivative liability on the consolidated balance sheet at December 31, 2012.  Offsetting adjustments are reported as unrealized gains or losses on derivative financial instruments in accumulated other comprehensive income of $1.2 million.

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

The interest amortization for the Company’s terminated interest rate swap reclassified from accumulated other comprehensive income into interest expense for the year ended December 31, 2011 was $983,000.  The effective portion of the loss on outstanding derivative recognized in other comprehensive income for the year ended December 31, 2011 was $983,000.

7.     Stockholders’ Equity

Equity Offerings

On May 6, 2010, the Company entered into an on demand offering sales agreement whereby the Company may offer and sell up to an aggregate gross sales price of $75 million of its common stock from time to time (the “ATM Sales Program”).  The on demand offering sales agreement for the ATM Sales Program was amended on April 27, 2012 in connection with the Company’s filing of a new Registration Statement on Form S-3.  Sales of shares of the Company’s common stock depend upon market conditions and other factors determined by the Company and may be deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by the Company in writing.  The Company has no obligation to sell any shares of its common stock, and may at any time suspend solicitation and offers. During the year ended December 31, 2012, the Company did not sell any shares under the ATM Sales Program.  As of December 31, 2012, the Company was authorized to offer and sell a remainder of approximately $34.3 million of its shares of common stock under the ATM Sales Program.

During the year ended December 31, 2011, the Company sold 1,500,000 shares of its common stock under the ATM Sales Program at an average price of $12.00 per share, for which approximately $360,000 was payable to the placement/sales agent and $256,000 was incurred for offering related expenses, raising net proceeds of approximately $17.4 million.  During the year ended December 31, 2010, the Company sold 1,756,700 shares of its common stock under the ATM Sales Program at an average price of $12.92 per share, for which approximately $454,000 was payable to the placement/sales agent and $469,000 was incurred for offering related expenses, raising net proceeds of approximately $21.8 million.

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

FSP Investments operated in the Company’s investment banking segment and in December 2011 announced it would no longer sponsor the syndication of newly-formed Sponsored REITs, which were a significant amount of FSP Investments activities.  Revenues, expenses, and income tax benefits, net of valuation allowances, have been reclassified to discontinued operations for these activities.

Income taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company’s assets and liabilities.  In estimating future tax consequences, potential future events are considered except for potential changes in income tax law or in rates.

The Company adopted an accounting pronouncement related to uncertainty in income taxes effective January 1, 2007, which did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption.  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption.  The Company and one or more of its subsidiaries files income tax returns in the U.S federal jurisdiction and various state jurisdictions.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2009 and thereafter.

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.  The gross amount of NOLs available to the Company was $13,041,000, as of December 31, 2012, 2011 and 2010.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

8.     Federal Income Tax Reporting (continued)

Income Tax Expense

The income tax expense reflected in the consolidated statements of income relates primarily to a franchise tax on our Texas properties.  FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties and the tax expense associated with these activities are reported in the table as Other Taxes in the table below:

	For the years ended December 31,
(Dollars in thousands)	2012	2011	2010

Revised Texas franchise tax	$330	$253	$217
Other Taxes	5	14	—
Taxes on income	$335	$267	$217

Taxes on income are a current tax expense.  No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

In May 2006, the State of Texas enacted a new business tax (the “Revised Texas Franchise Tax”) that replaced its existing franchise tax which the Company became subject to.  The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure it is considered an income tax.  The Company recorded a provision in income taxes on its income statement of $330,000, $253,000 and $217,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012, the Company’s net tax basis of its real estate assets is more than the amount set forth in the Company’s consolidated balance sheets by $61,255,000 and at December 31, 2011 the net tax basis is more than the Company’s consolidated balance sheets by $20,215,000.

Reconciliation Between GAAP Net Income and Taxable Income

The following reconciles book net income to taxable income for the years ended December 31, 2012, 2011 and 2010.

	For the year ended December 31,
(in thousands)	2012	2011	2010

Net income per books	$7,633	$43,524	$22,093
Adjustments to book income:
Book depreciation and amortization	55,518	48,439	40,724
Tax depreciation and amortization	(34,047)	(31,409)	(26,901)
Tax basis more than book basis on assets sold	265	(1,281)	—
Straight line rent adjustment, net	(5,203)	(9,783)	(4,252)
Deferred rent, net	1,224	1,290	275
Non-taxable distributions	(1,114)	(767)	(2,026)
Other, net	1,899	2,728	6,355
Taxable income	26,175	52,741	36,268
Less: Capital gains recognized	(1,514)	(21,951)	(293)
Taxable income subject to distribution requirement	$24,661	$30,790	$35,975

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

8.     Federal Income Tax Reporting (continued)

Tax Components

The following summarizes the tax components of the Company’s common distributions paid per share for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$0.31	40.61%	$0.38	50.79%	$0.46	60.36%
Capital gain (1)	0.02	2.40%	0.27	35.17%	0.00	0.48%
Return of capital	0.43	56.99%	0.11	14.04%	0.30	39.16%

Total	$0.76	100%	$0.76	100%	$0.76	100%

(1)              For 2012, 2011 and 2010, 2.4%, 29.78% and 0.48%, respectively, of the total distributions are capital gains taxed at 15%.

9.     Commitments

The Company’s commercial real estate operations include the leasing of office buildings and industrial properties subject to leases with terms greater than one year. The leases expire at various dates through 2024.  The following is a schedule of approximate future minimum rental income on non-cancelable operating leases as of December 31, 2012:

(in thousands)	Year ending December 31,

2013	$127,789
2014	132,025
2015	116,155
2016	104,296
2017	81,397
Thereafter (2018-2024)	207,774
$769,436

The Company leases its corporate office space under an operating lease that commenced September 1, 2010 for a seven year term and has a five-year extension option.  The lease includes a base annual rent and additional rent for the Company’s share of taxes and operating costs and expires in 2017.  Future minimum lease payments are as follows:

(in thousands)	Year ending December 31,

2013	$405
2014	417
2015	424
2016	428
2017	324
Thereafter	—
$1,998

Rent expense was approximately $403,000, $400,000 and $366,000 for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in selling, general and administration expenses in the consolidated statements of income.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

9.     Commitments (continued)

The Company has entered into the Sponsored REIT Loans described in Note 4, which provide for up to $118.8 million in borrowings of which $93.9 million have been drawn and are outstanding as of December 31, 2012.  The Company anticipates that any advances made will be repaid at their maturity or earlier from long term financing of the underlying properties, cash flows of the underlying properties or some other capital events.

10.  Retirement Plan

In 2006, the Company established a 401(k) plan to cover eligible employees, which permitted deferral of up to $17,000 per year (indexed for inflation) into the 401(k) plan in 2012, subject to certain limitations imposed by the Internal Revenue Code.  An employee’s elective deferrals are immediately vested upon contribution to the 401(k) plan.  The Company matches employee contributions to the 401(k) plan dollar for dollar up to 3% of each employee’s annual compensation up to $200,000.  In addition, we may elect to make an annual discretionary profit-sharing contribution.  The Company’s total contribution under the 401(k) plan amounted to $109,000, $131,000 and $125,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

11.     Discontinued Operations

The Company accounts for sale of properties and assets held for sale as discontinued operations.  In December 2011, the Company also discontinued the activities of the investment banking segment.

Dispositions of Property

During the three months ended September 30, 2012, the Company reached a decision to classify its office property located in Southfield, Michigan as an asset held for sale.  In evaluating the Southfield, Michigan property, management considered various subjective factors, including the time, cost and likelihood of successfully leasing the property, the effect of the property’s results on its unencumbered asset value, which is part of the leverage ratio used to calculate interest rates in the 2012 Credit Facility and future capital costs to upgrade and reposition the multi-tenant property and to lease up the building, recent leasing and economic activity in the local area, and offers to purchase the property.  The Company concluded that selling the property was the more prudent decision and outweighed the potential future benefit of continuing to hold the property.  The property was expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $14.3 million net of applicable income taxes and was classified as an asset held for sale of $0.7 million at September 30, 2012.  The Company estimated the fair value of the property, less estimated costs to sell using the offers to purchase the property made by third parties (Level 3 inputs, as there is no active market). The Company sold the property on December 21, 2012 for $0.3 million resulting in a total loss of $14.8 million.

The Company sold an industrial property located in Savage, Maryland on June 24, 2011 at a $2.3 million gain and in 2010 reached an agreement to sell a commercial property, located in Falls Church, Virginia, which was sold on January 21, 2011 at a $19.6 million gain.

All property dispositions have been classified as discontinued for all periods presented.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

11.     Discontinued Operations (continued)

The asset held for sale is summarized below:

December 31,
(in thousands)	2011

Land	$5,110
Building	14,182
Fixtures and equipment	25
19,317
Less accumulated depreciation	4,321
14,996
Straight-line rent receivable	43
Deferred leasing comissions, net of accumulated amortization of $81	316
$15,355

The Company reports the results of operations of its properties classified as discontinued operations in its consolidated statements of income, which includes rental income, rental operating expenses, real estate taxes and insurance, depreciation and amortization.  In addition, in December 2011, the Company announced it would no longer sponsor the syndication of newly-formed Sponsored REITs and cash flows related to this activity were eliminated from ongoing operations.  Accordingly, the Company reported the investment banking activities as discontinued operations in its consolidated statements of income, which includes syndication and transaction fee revenues, selling, general and administrative expenses, commission expenses, depreciation and amortization, interest income and income tax benefits.  Selling, general and administrative expenses include $378,000 of severance costs and professional fees related to discontinuing investment banking activities.  There were no assets of the investment banking segment included in the consolidated balance sheet at December 31, 2012 and 2011.

The operating results for discontinued operations are summarized below.

	For the Year Ended
	December 31,
(in thousands)	2012	2011	2010
Rental revenue	$1,113	$1,842	$10,112
Related party revenue:
Syndication fees	—	4,670	2,544
Transaction fees	—	4,454	2,727
Other income	—	42	—
Rental operating expenses	(1,088)	(1,614)	(1,631)
Real estate taxes and insurance	(332)	(375)	(1,303)
Selling, general and administrative	—	(3,430)	(2,887)
Commissions	—	(2,535)	(1,477)
Depreciation and amortization	(575)	(865)	(3,722)
Income tax benefit	—	—	—
Interest income	—	14	1
Net (loss) income from discontinued operations	$(882)	$2,203	$4,364

12.     Subsequent Events

On January 11, 2013, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on February 14, 2013 to stockholders of record on January 25, 2013.

On January 24, 2013, the Company made a $1.7 million advance pursuant to a Sponsored REIT Loan to a wholly-owned subsidiary of FSP Galleria North Corp.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

12.     Subsequent Events (continued)

On February 6, 2013, the Company made a $0.5 million advance pursuant to a Sponsored REIT Loan to a wholly-owned subsidiary of FSP 1441 Main Street Corp.

13.     Selected Unaudited Quarterly Information

Certain amounts in the 2012 and 2011 unaudited quarterly information have been reclassified to present properties sold and the Company’s investment banking segment as discontinued operations for all periods presented.  Selected unaudited quarterly information is shown in the following table:

	2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Revenue	$38,953	$38,654	$41,775	$43,420

Income from continuing operations	$6,055	$5,701	$5,573	$6,012
Income from discontinued operations	$(317)	$(268)	$(14,571)	$(552)
Net income	$5,738	$5,433	$(8,998)	$5,460

Basic and diluted net income per share	$0.07	$0.07	$(0.11)	$0.07

Weighted average number of shares outstanding	82,937	82,937	82,937	82,937

	2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Revenue	$31,581	$34,486	$34,443	$37,823

Income from continuing operations	$4,848	$5,022	$3,856	$5,656
Income from discontinued operations	$19,919	$5,359	$(542)	$(594)
Net income	$24,767	$10,381	$3,314	$5,062

Basic and diluted net income per share	$0.30	$0.13	$0.04	$0.06

Weighted average number of shares outstanding	81,437	81,437	81,600	82,937

Schedule II

Franklin Street Properties Corp.

Valuation and qualifying accounts:

(in thousands)

		Additions
		(Decreases)
	Balance at	charged to			Balance
	beginning	costs and			at end
Classification	of year	expenses	Deductions	Other	of year

Allowance for doubtful accounts
2010	$620	$1,175	$(195)	$—	$1,600
2011	1,600	34	(399)	—	1,235
2012	1,235	85	(20)	—	1,300

Straight-line rent allowance for doubtful accounts
2010	100	600	—	—	700
2011	700	2	(567)	—	135
2012	135	28	(28)	—	135

SCHEDULE III

FRANKLIN STREET PROPERTIES CORP.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2012

		Initial Cost			Historical Cost
Description	Encumbrances (1)	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (2)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life Years	Year Built	Date of Acquisition (3)
	(in thousands)
Commercial Properties:
Park Seneca, Charlotte, NC	—	$1,815	$7,917	$636	$1,812	$8,556	$10,368	$3,150	$7,218	5-39	1969	1997
Hillview Center, Milpitas, CA	—	2,203	2,813	7	2,203	2,820	5,023	994	4,029	5-39	1984	1999
Forest Park, Charlotte, NC	—	1,559	5,672	170	1,559	5,842	7,401	1,520	5,881	5-39	1999	1999
Centennial Center, Colorado Springs, CO	—	1,549	11,877	1,461	1,549	13,338	14,887	3,717	11,170	5-39	1999	2000
Meadow Point, Chantilly, VA	—	2,634	18,911	6,442	2,634	25,353	27,987	6,237	21,750	5-39	1999	2001
Timberlake, Chesterfield, MO	—	2,984	38,661	2,896	2,984	41,557	44,541	11,464	33,077	5-39	1999	2001
Northwest Point, Elk Grove Village, IL	—	2,914	26,295	8,147	2,914	34,442	37,356	10,252	27,104	5-39	1999	2001
Timberlake East, Chesterfield, MO	—	2,626	17,608	2,069	2,626	19,677	22,303	5,696	16,607	5-39	2000	2002
Park Ten, Houston, TX	—	1,061	21,303	2,322	569	24,117	24,686	6,236	18,450	5-39	1999	2002
Federal Way, Federal Way, WA	—	2,518	13,212	2,172	2,518	15,384	17,902	4,076	13,826	5-39	1982	2001
Addison, Addison, TX	—	4,325	48,040	4,658	4,325	52,698	57,023	12,347	44,676	5-39	1999	2002
Collins, Richardson, TX	—	4,000	42,598	5,814	4,000	48,412	52,412	9,542	42,870	5-39	1999	2003
Montague, San Jose, CA	—	10,250	5,254	3,784	10,250	9,038	19,288	1,874	17,414	5-39	1982	2002
Greenwood, Englewood, CO	—	3,100	30,201	2,950	3,100	33,151	36,251	6,437	29,814	5-39	2000	2005
River Crossing, Indianapolis, IN	—	3,000	36,926	2,737	3,000	39,663	42,663	7,886	34,777	5-39	1998	2005
Willow Bend, Plano, TX	—	3,800	14,842	2,930	3,800	17,772	21,572	3,317	18,255	5-39	1999	2000
Innsbrook, Glenn Allen, VA	—	5,000	40,216	5,268	5,000	45,484	50,484	8,163	42,321	5-39	1999	2003
380 Interlocken, Bloomfield, CO	—	8,275	34,462	6,384	8,275	40,846	49,121	8,471	40,650	5-39	2000	2003
Blue Lagoon, Miami, FL	—	6,306	46,124	1,218	6,306	47,342	53,648	8,079	45,569	5-39	2002	2003
Eldridge Green, Houston, TX	—	3,900	43,791	3,802	3,900	47,593	51,493	7,718	43,775	5-39	1999	2004
Liberty Plaza, Addison, TX	—	4,374	21,146	4,215	4,374	25,361	29,735	6,016	23,719	5-39	1985	2006
One Overton, Atlanta, GA	—	3,900	77,229	3,195	3,900	80,424	84,324	14,491	69,833	5-39	2002	2006
FSP 390 Interlocken, Broomfield, CO	—	7,013	37,751	3,253	7,013	41,004	48,017	7,316	40,701	5-39	2002	2006
East Baltimore, Baltimore, MD	—	4,600	55,267	1,779	4,600	57,046	61,646	8,269	53,377	5-39	1989	2007
Park Ten II, Houston, TX	—	1,300	31,712	405	1,300	32,117	33,417	3,884	29,533	5-39	2006	2006
Lakeside Crossing, Maryland Heights, MO	—	1,900	16,192	2	1,900	16,194	18,094	1,695	16,399	5-39	2008	2008
Dulles Virginia, Sterling, VA	—	4,813	13,285	0	4,813	13,285	18,098	1,362	16,736	5-39	1999	2008
Stonecroft, Chantilly, VA	—	2,102	18,003	0	2,102	18,003	20,105	1,616	18,489	5-39	2008	2009
Eden Bluff, Eden Prairie, MN	—	5,422	9,294	0	5,422	9,294	14,716	834	13,882	5-39	2006	2009
121 South Eight Street, Minneapolis, MN	—	8,628	15,214	3,267	8,628	18,481	27,109	1,092	26,017	5-39	1974	2010
909 Davis, Evanston, IL	—	4,912	18,229	217	4,912	18,446	23,358	593	22,765	5-39	2002	2011
Emperor Boulevard, Durham, NC	—	2,423	53,997	52	2,423	54,049	56,472	2,539	53,933	5-39	2009	2011
Legacy Tennyson Center, Plano, TX	—	3,067	22,064	0	3,067	22,064	25,131	1,037	24,094	5-39	2008	2011
One Legacy Circle, Plano, TX	—	2,590	36,608	883	2,590	37,491	40,081	1,763	38,318	5-39	2008	2011
East Renner Road, Richardson, TX	—	2,791	5,216	0	2,791	5,216	8,007	167	7,840	5-39	1999	2011
One Ravinia Drive, Atlanta, GA	—	2,686	35,125	468	2,686	35,593	38,279	388	37,891	5-39	1985	2012
Westchase I & II, Houston, TX	—	8,491	121,508	387	8,491	121,895	130,386	518	129,868	5-39	2008	2012
Balance — Real Estate	—	$144,831	$1,094,563	$83,990	$144,336	$1,179,048	$1,323,384	$180,756	$1,142,628

(1)               There are no encumbrances on the above properties.

(2)               The aggregate cost for Federal Income Tax purposes is $1,406,880.

(3)               Original date of acquisition by Sponsored Entity.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,
(in thousands)	2012	2011	2010
Real estate investments, at cost:
Balance, beginning of year	$1,158,808	$1,053,678	$1,020,787
Acquisitions	167,812	151,897	23,842
Improvements	16,784	21,296	9,049
Assets held for sale	—	(19,317)	(86,501)
Dispositions	(20,020)	(68,063)	—
Balance -Real Estate	1,323,384	1,139,491	967,177

Assets held for sale	—	19,317	86,501
Balance, end of year	$1,323,384	$1,158,808	$1,053,678

Accumulated depreciation:
Balance, beginning of year	$152,587	$125,741	$98,954
Depreciation	33,563	29,729	26,787
Assets held for sale	—	(4,321)	(6,604)
Dispositions	(5,394)	(2,883)	—
Balance - Accumulated Depreciation	180,756	148,266	119,137

Assets held for sale	—	4,321	6,604
Balance, end of year	$180,756	$152,587	$125,741