Form 10-Q
period 2013-03-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2013-04-30
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

(Mark One)

[ X ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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

The number of shares of common stock outstanding as of April 26, 2013 was 82,937,405.

Franklin Street Properties Corp.

Form 10-Q

Quarterly Report

March 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

Franklin Street Properties Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share and par value amounts)	2013	2012
Assets:
Real estate assets:
Land	$144,336	$144,336
Buildings and improvements	1,180,959	1,178,144
Fixtures and equipment	904	904
	1,326,199	1,323,384
Less accumulated depreciation	189,995	180,756
Real estate assets, net	1,136,204	1,142,628
Acquired real estate leases, less accumulated amortization of $45,700 and $40,062, respectively	105,882	111,982
Investment in non-consolidated REITs	81,746	81,960
Cash and cash equivalents	17,282	21,267
Restricted cash	583	575
Tenant rent receivables, less allowance for doubtful accounts of $110 and $1,300, respectively	2,357	1,749
Straight-line rent receivable, less allowance for doubtful accounts of $135 and $135, respectively	36,287	35,441
Prepaid expenses	2,438	1,106
Related party mortgage loan receivables	96,896	93,896
Other assets	7,574	12,655
Office computers and furniture, net of accumulated depreciation of $626 and $584, respectively	533	544
Deferred leasing commissions, net of accumulated amortization of $12,607 and $11,812, respectively	24,920	23,376
Total assets	$1,512,702	$1,527,179

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$221,750	$216,750
Term loan payable	400,000	400,000
Accounts payable and accrued expenses	25,493	31,122
Accrued compensation	540	2,540
Tenant security deposits	2,474	2,489
Other liabilities: derivative liability	778	1,219
Acquired unfavorable real estate leases, less accumulated amortization of $5,246 and $4,870, respectively	7,834	8,310
Total liabilities	658,869	662,430

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.0001 par value, 180,000,000 shares authorized, 82,937,405 and 82,937,405 shares issued and outstanding, respectively	8	8
Additional paid-in capital	1,042,876	1,042,876
Accumulated other comprehensive loss	(778)	(1,219)
Accumulated distributions in excess of accumulated earnings	(188,273)	(176,916)
Total stockholders’ equity	853,833	864,749
Total liabilities and stockholders’ equity	$1,512,702	$1,527,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2013	2012

Revenue:
Rental	$43,147	$36,303
Related party revenue:
Management fees and interest income from loans	1,622	2,616
Other	31	34
Total revenue	44,800	38,953

Expenses:
Real estate operating expenses	10,770	8,697
Real estate taxes and insurance	6,597	5,696
Depreciation and amortization	15,987	13,071
Selling, general and administrative	2,532	2,077
Interest	4,208	3,677

Total expenses	40,094	33,218

Income before interest income, equity in earnings of non-consolidated REITs and taxes	4,706	5,735
Interest income	1	8
Equity in earnings (losses) of non-consolidated REITs	(187)	391

Income before taxes on income	4,520	6,134
Taxes on income	119	79

Income from continuing operations	4,401	6,055

Discontinued operations:
Loss from discontinued operations, net of income tax	-	(317)
Total discontinued operations	-	(317)

Net income	$4,401	$5,738

Weighted average number of shares outstanding, basic and diluted	82,937	82,937

Earnings per share, basic and diluted, attributable to:
Continuing operations	$0.05	$0.07
Discontinued operations	-	-
Net income per share, basic and diluted	$0.05	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Other Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2013	2012

Net income	$4,401	$5,738

Other comprehensive income:
Unrealized gain on derivative financial instruments	441	-
Total other comprehensive income	441	-

Comprehensive income	$4,842	$5,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2013	2012
Cash flows from operating activities:

Net income	$4,401	$5,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	16,415	13,763
Amortization of above market lease	(2)	40
Equity in losses of non-consolidated REITs	187	(391)
Distributions from non-consolidated REITs	-	487
Increase (decrease) in bad debt reserve	(1,190)	65
Changes in operating assets and liabilities:
Restricted cash	(8)	(18)
Tenant rent receivables, net	582	305
Straight-line rents, net	(657)	(1,517)
Lease acquisition costs	(189)	-
Prepaid expenses and other assets, net	70	93
Accounts payable and accrued expenses	(5,011)	(3,388)
Accrued compensation	(2,000)	(1,776)
Tenant security deposits	(15)	173
Payment of deferred leasing commissions	(2,624)	(641)
Net cash provided by operating activities	9,959	12,933
Cash flows from investing activities:
Purchase of real estate assets, office computers and furniture	(3,465)	(5,376)
Investments in non-consolidated REITs	4,752	(1)
Distributions in excess of earnings from non-consolidated REITs	27	442
Investment in related party mortgage loan receivable	(3,000)	(31,770)
Changes in deposits on real estate assets	(1,500)	-
Net cash used in investing activities	(3,186)	(36,705)
Cash flows from financing activities:
Distributions to stockholders	(15,758)	(15,758)
Borrowings under bank note payable	5,000	45,000
Net cash provided by (used in) financing activities	(10,758)	29,242
Net increase (decrease) in cash and cash equivalents	(3,985)	5,470
Cash and cash equivalents, beginning of period	21,267	23,813
Cash and cash equivalents, end of period	$17,282	$29,283

Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$1,074	$986

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Organization, Properties, Basis of Presentation, Financial Instruments and Recent Accounting Standards

Organization

Franklin Street Properties Corp. (“FSP Corp.” or the “Company”), holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC, FSP Holdings LLC and FSP Protective TRS Corp.  FSP Investments LLC is a registered broker/dealer with the Securities and Exchange Commission and is a member of the Financial Industry Regulatory Authority, or FINRA.  FSP Property Management LLC provides asset management and property management services.  The Company also has a non controlling common stock interest in 15 corporations organized to operate as real estate investment trusts (“REIT”) and a non-controlling preferred stock interest in two of those REITs.  Collectively, the 15 REITs are referred to as the “Sponsored REITs”.

As of March 31, 2013, the Company owned and operated a portfolio of real estate consisting of 37 properties, managed 15 Sponsored REITs and held seven promissory notes secured by mortgages on real estate owned by Sponsored REITs, including one mortgage loan, one construction loan and five revolving lines of credit.  From time-to-time, the Company may acquire real estate, make additional secured loans or acquire a Sponsored REIT.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s investment in real estate assets, excluding assets held for sale:

	As of March 31,
	2013	2012
Commercial real estate:
Number of properties	37	36
Rentable square feet	7,856,859	7,052,068

On March 8, 2013, the Company entered into an agreement to acquire an office property with approximately 621,007 rentable square feet for $157.9 million located in Atlanta, Georgia.  The Company anticipates that the closing of the purchase of the property will take place on July 1, 2013.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company include all the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013 or for any other period.

Financial Instruments

The Company estimates that the carrying values of cash and cash equivalents, restricted cash, receivables, prepaid expenses, accounts payable, accrued compensation and the bank note payable approximate their fair values based on their short-term maturity and prevailing interest rates.

Recent Accounting Standards

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. This update was effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on the disclosures in, or presentation of, our condensed consolidated financial statements.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.     Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At March 31, 2013, the Company held a common stock interest in 15 Sponsored REITs, from which it no longer derives economic benefits or risks.  The Company also holds a non-controlling preferred stock investment in two of these Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

In September 2006, the Company purchased 48 preferred shares or 4.6% of the outstanding preferred shares of one of its Sponsored REITs, FSP Phoenix Tower Corp (“Phoenix Tower”).  On December 20, 2012, the property owned by Phoenix Tower was sold and, thereafter, Phoenix Tower declared and issued a liquidating distribution for its preferred shareholders, from which the Company was entitled to $4,862,000 and received $4,752,000 on January 4, 2013.  As of March 31, 2013, the Company held a beneficial interest in the Phoenix Tower liquidating trust in the amount of $110,000, which is included in other assets in the accompanying consolidated balance sheet.

Equity in earnings (losses) of investment in non-consolidated REITs:

The following table includes equity in earnings (losses) of investments in non-consolidated REITs:

	Three Months Ended
	March 31,
(in thousands)	2013	2012

Equity in earnings of Phoenix Tower	$-	$3
Equity in earnings (loss) of East Wacker	(110)	439
Equity in loss of Grand Boulevard	(77)	(51)
	$(187)	$391

Equity in earnings of investments in non-consolidated REITs is derived from the Company’s share of income (loss) in the operations of those entities.  The Company exercises influence over, but does not control these entities, and investments are accounted for using the equity method.

Equity in earnings of Phoenix Tower was derived from the Company’s preferred stock investment in the entity.  On December 20, 2012, the property owned by Phoenix Tower was sold and the Company’s share of the gain was $1,582,000.

Equity in earnings (loss) of East Wacker is derived from the Company’s preferred stock investment in the entity.  In December 2007, the Company purchased 965.75 preferred shares or 43.7% of the outstanding preferred shares of East Wacker for $82,813,000 (which represented $96,575,000 at the offering price net of commissions of $7,726,000, loan fees of $5,553,000 and acquisition fees of $483,000 that were excluded).

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

The Company recorded distributions of $27,000 and $929,000 from non-consolidated REITs during the three months ended March 31, 2013 and 2012, respectively.

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

The operating data below for 2013 and 2012 includes operations of the 15 and 16 Sponsored REITs the Company held an interest in as of March 31, 2013 and 2012, respectively.

At March 31, 2013, December 31, 2012 and March 31, 2012, the Company had ownership interests in 15, 15 and 16, Sponsored REITs.  Summarized financial information for these Sponsored REITs is as follows:

	March 31,	December 31,
(in thousands)	2013	2012

Balance Sheet Data (unaudited):
Real estate, net	$659,062	$659,655
Other assets	154,496	156,785
Total liabilities	(317,365)	(316,311)
Shareholders’ equity	$496,193	$500,129

	For the Three Months Ended
	March 31,
(in thousands)	2013	2012

Operating Data (unaudited):
Rental revenues	$23,372	$27,658
Other revenues	18	37
Operating and maintenance expenses	(11,588)	(13,750)
Depreciation and amortization	(7,842)	(8,672)
Interest expense	(3,307)	(4,381)
Net income	$653	$892

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $225,000 and $284,000 for the three months ended March 31, 2013 and 2012, respectively.

From time to time the Company may make secured loans (“Sponsored REIT Loans”) to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  The Company anticipates that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years.  Except for the mortgage loan which bears interest at a fixed rate, advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and most advances also require a 50 basis point draw fee.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.             Related Party Transactions and Investments in Non-consolidated Entities (continued)

The following is a summary of the Sponsored REIT Loans outstanding as of March 31, 2013:

(dollars in thousands)			Maximum	Amount			Interest
		Maturity	Amount	Drawn at	Interest	Draw	Rate at
Sponsored REIT	Location	Date	of Loan	31-Mar-13	Rate (1)	Fee (2)	31-Mar-13

Secured revolving lines of credit
FSP Highland Place I Corp.	Centennial, CO	31-Dec-13	$5,500	$1,125	L+4.4%	0.5%	4.60%
FSP Satellite Place Corp.	Duluth, GA	31-Mar-14	5,500	5,500	L+4.4%	0.5%	4.60%
FSP 1441 Main Street Corp.	Columbia, SC	31-Mar-14	10,800	9,000	L+4.4%	0.5%	4.60%
FSP 505 Waterford Corp.	Plymouth, MN	30-Nov-13	7,000	2,350	L+4.4%	0.5%	4.60%
FSP Galleria North Corp.	Dallas, TX	30-Jan-15	15,000	8,380	L+5.0%	0.5%	5.20%

Secured construction loan
FSP 385 Interlocken
Development Corp. (3)	Broomfield, CO	30-Apr-13	42,000	37,541	L+4.4%	n/a	4.60%

Mortgage loan secured by property
FSP Energy Tower I Corp. (4)	Houston, TX	5-Jul-14	33,000	33,000	6.41%	n/a	6.41%

			$118,800	$96,896

(1)        The interest rate is 30-day LIBOR rate plus the additional rate indicated, otherwise a fixed rate.

(2)        The draw fee is a percentage of each new advance, and is paid at the time of each new draw.

(3)        On April 26, 2013, the Company agreed to extend the maturity date from April 30, 2013 to April 30, 2014.

(4)        The loan has a secured fixed mortgage amount of $33,000,000.  A loan fee of $300,630 was paid at the time of closing and funding of the loan on July 5, 2012.  The borrower is required to pay the Company an exit fee in the amount of 0.982% of the principal repayment amount.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $1,352,000 and $2,327,000 for the three months ended March 31, 2013 and 2012, respectively.

3.     Bank note payable

2012 Credit Facility

As of March 31, 2013, the Company had bank notes payable to a group of banks for an unsecured credit facility comprised of both a revolving line of credit and a term loan (the “2012 Credit Facility”). The revolving line of credit portion of the 2012 Credit Facility is for borrowings, at the Company’s election, of up to $500,000,000 (the “2012 Revolver”). The term loan portion of the 2012 Credit Facility is for $400,000,000 (the “2012 Term Loan”). The 2012 Revolver includes an accordion feature that allows for up to $250,000,000 of additional borrowing capacity subject to receipt of lender commitments and satisfaction of certain customary conditions.

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

The 2012 Credit Facility bears interest at either (i) a rate equal to LIBOR plus 135 to 190 basis points depending on the Company’s total leverage ratio at the time of the borrowing (LIBOR plus 145 basis points, or 1.65% at March 31, 2013) or (ii) a rate equal to the bank’s base rate plus 35 to 90 basis points depending on our total leverage ratio at the time of the borrowing (the bank’s base rate plus 45 basis points, or 3.70% at March 31, 2013).  The 2012 Credit Facility also obligates the Company to pay an annual facility fee of 20 to 40 basis points depending on the Company’s total leverage ratio (30 basis points at March 31, 2013).  The facility fee is assessed against the total amount of the 2012 Credit Facility, or $900,000,000. The actual amount of any applicable facility fee, LIBOR rate or base rate is determined based on the Company’s total leverage ratio as described in the table below:

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

Although the interest rate on the 2012 Credit Facility is variable, under the 2012 Credit Agreement, the Company fixed the base LIBOR interest rate on the 2012 Term Loan by entering into an interest rate swap agreement. On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the 2012 Term Loan at 0.75% per annum for five years.  Accordingly, based upon the Company’s leverage ratio, as of March 31, 2013, the interest rate on the 2012 Term Loan was 2.20% per annum.  In addition, based upon the Company’s leverage ratio, as of March 31, 2013, there were borrowings of $221,750,000 outstanding under the 2012 Revolver at a weighted average rate of 1.65% per annum.  The weighted average interest rate on all amounts outstanding during the three months ended March 31, 2013 was approximately 1.66% per annum.

As of December 31, 2012, there were borrowings of $216,750,000 outstanding under the 2012 Revolver at a weighted average rate of 2.23% per annum.

The 2012 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to join certain subsidiaries as co-borrowers under the 2012 Credit Agreement and transactions with affiliates. The 2012 Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unencumbered debt service coverage ratio, a maximum ratio of certain investments to total assets and a maximum amount of secured recourse indebtedness. The 2012 Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the 2012 Credit Agreement). In the event of a default by the Company,

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.              Bank note payable (continued)

the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the 2012 Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the 2012 Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the 2012 Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the 2012 Credit Facility financial covenants as of March 31, 2013.

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

The following table summarizes the notional and fair value of our derivative financial instrument at March 31, 2013.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional	Strike	Effective	Expiration	Fair

	Value	Rate	Date	Date	Value

Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$(778)

On March 31, 2013, the derivative instrument was reported as an obligation at its fair value of approximately $0.8 million.  This is included in other liabilities: derivative liability on the consolidated balance sheet at March 31, 2013.  Offsetting adjustments are reported as unrealized gains or losses on derivative financial instruments in accumulated other comprehensive income of $0.4 million.  During the three months ended March 31, 2013, $0.5 million was reclassified out of other comprehensive income and into interest expense.

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as a reduction to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $0.2 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

(Unaudited)

5.              Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at March 31, 2013 and 2012, respectively.

6.              Stockholders’ Equity

As of March 31, 2013, the Company had 82,937,405 shares of common stock outstanding.

Equity Offerings

On May 6, 2010, the Company entered into an on demand offering sales agreement whereby the Company may offer and sell up to an aggregate gross sales price of $75 million of its common stock from time to time (the “ATM Sales Program”).  The on demand offering sales agreement for the ATM Sales Program was amended on April 27, 2012 in connection with the Company’s filing of a new Registration Statement on Form S-3.  Sales of shares of the Company’s common stock depend upon market conditions and other factors determined by the Company and may be deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by the Company in writing.  The Company has no obligation to sell any shares of its common stock, and may at any time suspend solicitation and offers. During the three months ended March 31, 2013, the Company did not sell any shares under the ATM Sales Program.  As of March 31, 2013, the Company was authorized to offer and sell a remainder of approximately $34.3 million of its shares of common stock under the ATM Sales Program.

The Company declared and paid dividends as follows (in thousands, except per share amounts):

Quarter Paid	Dividends Per Share	Total Dividends

First quarter of 2013	$0.19	$15,758
First quarter of 2012	$0.19	$15,758

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

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

(Unaudited)

7.                        Income Taxes (continued)

In May 2006, the state of Texas enacted a new business tax (the “Revised Texas Franchise Tax”) that replaced its existing franchise tax which the Company became subject.  The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure it is considered an income tax.  The Company recorded a provision for income taxes on its income statement of $117,000 and $77,000 for the three months ended March 31, 2013 and 2012, respectively.

The income tax expense reflected in the consolidated statements of income relates primarily to a franchise tax on our Texas properties.  FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties and the tax expense associated with these activities are reported as Other Taxes in the table below:

	For the
	Three Months Ended
	March 31,
(in thousands)	2013	2012

Revised Texas franchise tax	$117	$77
Other Taxes	2	2
Income tax expense	$119	$79

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

The Company sold an office property located in Southfield, Michigan, on December 21, 2012, which has been classified as discontinued for all periods presented.

The operating results for discontinued operations are summarized below.

For the Three Months Ended March 31,
(in thousands)	2012
Rental revenue	$365
Rental operating expenses	(379)
Real estate taxes and insurance	(118)
Depreciation and amortization	(185)
Loss from discontinued operations	$(317)

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

(Unaudited)

9.              Subsequent Events

On April 3, 2013, the Company entered into an agreement to acquire an office property with approximately 680,277 rentable square feet of space for $183.0 million located in the central business district of Denver, Colorado.  The purchase of the property is subject to customary conditions and termination rights for transactions of this type, including a due diligence inspection period for the Company.  Assuming that the Company completes a satisfactory due diligence inspection of the property and certain other conditions are satisfied, the agreement to acquire the property provides that the closing will occur on or about July 1, 2013; provided, however, that the Company has the right to accelerate the closing to any earlier date selected by the Company by providing the seller with at least seven (7) business days’ advance notice thereof.

On April 12, 2013, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on May 16, 2013 to stockholders of record on April 26, 2013.

On April 26, 2013, the Company agreed to extend the maturity date from April 30, 2013 to April 30, 2014 on its up to $42 million Sponsored REIT Loan to FSP 385 Interlocken Development Corp.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012.  Historical results and percentage relationships set forth in the condensed consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, uncertainties relating to fiscal policy, changes in government regulations and regulatory uncertainty, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  See Item 1A. “Risk Factors” below.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  On an on-going basis, we evaluate our estimates.  In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.  The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.  No changes to our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Standards

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. This update was effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on the disclosures in, or presentation of, our condensed consolidated financial statements.

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including high levels of unemployment, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of debt and interest rate fluctuations.  Future economic factors may negatively affect real estate values, occupancy levels and property income.  At this time, we cannot predict the extent or duration of any negative impact that the current state of the United States economy could have on our business.

Real Estate Operations

Leasing

Our real estate portfolio was approximately 94.4% leased as of March 31, 2013, up from approximately 94% leased as of December 31, 2012.  During the three months ended March 31, 2013, we leased approximately 352,000 square feet of office space, of which approximately 204,000 square feet were with existing tenants, at a weighted average term of 8.25 years.  On average, tenant improvements for such leases were $19.97 per square foot, lease commissions were $10.17 per square foot and rent concessions were approximately three months of free rent.  GAAP base rents under such leases were $24.66 per square foot, or 10.0% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2012.

As of March 31, 2013, approximately 2.2% of the square footage in our portfolio is scheduled to expire during the remainder of 2013, and approximately 4.9% is scheduled to expire during 2014.  We anticipate growth in rental revenue from our existing portfolio of properties during the second half of 2013, as we begin to realize the benefits of leases entered into over the past few quarters.  Our property portfolio is comprised of office assets.  We believe that most of the rental/leasing markets where our properties are located remained stable during the first quarter both in terms of occupancy and rental rate levels.  Our property portfolio has relatively modest lease expirations over the next two years and, along with our improving occupancy levels, should allow overall tenant improvement expenditures and leasing costs to continue to moderate in relation to the level of rental revenues being achieved.  We are optimistic that we can increase our occupancy levels during the remainder of 2013.

While we cannot generally predict when existing vacancy in our real estate portfolio will be leased or if existing tenants with expiring leases will renew their leases or what the terms and conditions of the lease renewals will be, we expect to renew or sign new leases at then-current market rates for locations in which the buildings are located, which could be below the expiring rates.  Also, even as the economy recovers, we believe the potential for any of our tenants to default on its lease or to seek the protection of bankruptcy still exists.  If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment.  In addition, at any time, a tenant of one of our properties may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders.

Real Estate Acquisitions and Investments

During 2013, we:

•                  funded advances on Sponsored REIT Loans for revolving lines of credit of an aggregate of approximately $3.0 million;

•                  On March 8, 2013, we entered into an agreement to acquire an office property with approximately 621,007 rentable square feet for $157.9 million located in Atlanta, Georgia.  We anticipate that the closing of the purchase of the property will take place on July 1, 2013.

•                  On April 3, 2013, we entered into an agreement to acquire an office property with approximately 680,277 rentable square feet of space for $183.0 million located in the central business district of Denver, Colorado.  The purchase of the property is subject to customary conditions and termination rights for transactions of this type, including a due diligence inspection period for the Company.  Assuming that we complete a satisfactory due diligence inspection of the property and certain other conditions are satisfied, the agreement to acquire the property provides that the closing will occur on or about July 1, 2013; provided, however, that we have the right to accelerate the closing to any earlier date selected by us by providing the seller with at least seven (7) business days’ advance notice thereof.

Additional potential real estate investment opportunities are actively being explored and we would anticipate further real estate investments during the remainder of 2013.

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

Property Dispositions

We include properties sold or held for sale as discontinued operations in our consolidated financial statements for all periods presented.  On December 21, 2012, we sold an office property located in Southfield, Michigan, which has been classified as discontinued for all periods presented.

We will continue to evaluate our portfolio, and in the future may decide to dispose of additional properties from time-to-time in the ordinary course of business.  We believe that the current property sales environment remains challenged in many markets relative to both liquidity and pricing.  However, we also believe that we are witnessing improving pricing and liquidity in certain markets.  We believe that both improving office property fundamentals as well as plentiful and attractive financing availability will likely be required to broadly improve the marketplace for potential property dispositions.  As an important part of our total return strategy, we intend to be active in property dispositions when we believe that market conditions warrant such activity and, as a consequence, we continuously review and evaluate our portfolio of properties for potentially advantageous dispositions and would anticipate one or more potential dispositions during 2013.

Results of Operations

Impact of Real Estate Acquisitions and Investment Activity:

The results of operations for each of the acquired properties are included in our operating results as of their respective purchase dates and the funding and repayment dates for mortgage investments.  Increases or decreases in interest income and increases in rental revenues and expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, are primarily a result of the timing of these acquisitions and subsequent contribution of these acquired properties as well as the effect on interest income from the dates of funding and repayment on our mortgage investments.

The following table shows results for the three months ended March 31, 2013 and 2012:

(in thousands)
	Three months ended March 31,
Revenue:	2013	2012	Change
Rental	$43,147	$36,303	$6,844
Related party revenue:
Management fees and interest income from loans	1,622	2,616	(994)
Other	31	34	(3)
Total revenue	44,800	38,953	5,847

Expenses:
Real estate operating expenses	10,770	8,697	2,073
Real estate taxes and insurance	6,597	5,696	901
Depreciation and amortization	15,987	13,071	2,916
Selling, general and administrative	2,532	2,077	455
Interest	4,208	3,677	531
Total expenses	40,094	33,218	6,876

Income before interest income, equity in earnings of non-consolidated REITs and taxes	4,706	5,735	(1,029)
Interest income	1	8	(7)
Equity in earnings of non-consolidated REITs	(187)	391	(578)

Income before taxes on income	4,520	6,134	(1,614)
Taxes on income	119	79	40

Income from continuing operations	4,401	6,055	(1,654)

Discontinued operations:
Loss from discontinued operations, net of income tax	-	(317)	317
Total discontinued operations	-	(317)	317

Net income	$4,401	$5,738	$(1,337)

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012:

Revenues

Total revenues increased by $5.8 million to $44.8 million for the quarter ended March 31, 2013, as compared to the quarter ended March 31, 2012. The increase was primarily a result of:

o                 An increase in rental revenue of approximately $6.8 million arising primarily from the acquisition of a property in July 2012 and another property in November 2012, which were included in the quarter ended March 31, 2013; and to a lesser extent, leasing, which raised occupancy approximately 5.0% in the continuing real estate portfolio at March 31, 2013 compared to March 31, 2012.

o                 The increase was partially offset by a $1.0 million decrease in interest income from loans to Sponsored REITs, which was primarily a result of repayment of two loans that were outstanding during the three months ended March 31, 2012 and that were repaid in July and December 2012. These repayments resulted in lower average loan receivable balances from which interest income is derived, during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Expenses

Total expenses increased by $6.9 million to $40.1 million for the quarter ended March 31, 2013, as compared to $33.2 million for the quarter ended March 31, 2012. The increase was primarily a result of:

o                 An increase in real estate operating expenses and real estate taxes and insurance of approximately $3.0 million, and depreciation and amortization of $2.9 million, which were primarily from the acquisition of a property in July 2012 and another property in November 2012, which were included in the quarter ended March 31, 2013.

o                 An increase to interest expense of approximately $0.5 million to $4.2 million during the three months ended March 31, 2013 compared to the same period in 2012. The increase was attributable to a higher amount of debt outstanding, which was partially offset by lower average interest rates during the first quarter of 2013 compared to the first quarter of 2012.

o                 An increase in selling, general and administrative expenses of approximately $0.5 million, which was primarily the result of increased personnel related expenses and professional fees. We had 35 and 34 employees as of March 31, 2013 and 2012, respectively, at our headquarters in Wakefield, Massachusetts.

Equity in earnings of non-consolidated REITs

Equity in earnings from non-consolidated REITs decreased approximately $0.6 million to a loss of $0.2 million during the three months ended March 31, 2013 compared to income of $0.4 million for the same period in 2012. The decrease was primarily because equity in income from our preferred stock investment in a Sponsored REIT, FSP 303 East Wacker Drive Corp., which we refer to as East Wacker, decreased $0.5 million during the three months ended March 31, 2013 compared to the same period in 2012.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties that increased $40,000 for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

Income from continuing operations

Income from continuing operations for the three months ended March 31, 2013 was $4.4 million compared to $6.1 million for the three months ended March 31, 2012, for the reasons described above.

Discontinued operations and provision for sale of property

Income from discontinued operations increased $0.3 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. We sold a property located in Southfield, Michigan in December 2012, which resulted in a reclassification of real estate income and expenses of this property to discontinued operations for all periods presented.

Net income (loss)

Net income for the three months ended March 31, 2013 was $4.4 million compared to net income of $5.7 million for the three months ended March 31, 2012, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the
	Three Months Ended
	March 31,
(in thousands):	2013	2012

Net income (loss)	$4,401	$5,738
Equity in earnings of non-consolidated REITs	187	(391)
Distribution from non-consolidated REITs	27	929
Depreciation and amortization	15,984	13,295
NAREIT FFO	20,599	19,571
Acquisition costs of new properties	17	-

Funds From Operations	$20,616	$19,571

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

Net Operating Income (NOI)*

(in thousands)
	Rentable
	Square Feet	Three Months Ended		Inc	%
Region	or RSF	31-Mar-13	31-Mar-12	(Dec)	Change
East	1,441	$4,756	$5,113	$(357)	-7.0%
MidWest	1,682	4,839	5,122	(283)	-5.5%
South	2,630	9,559	9,212	347	3.8%
West	1,088	2,350	2,278	72	3.2%
Same Store	6,841	21,504	21,725	(221)	-1.0%

Acquisitions	1,016	3,919	-	3,919	18.0%
Property NOI from the continuing portfolio	7,857	25,423	21,725	3,698	17.0%
Dispositions and asset held for sale		-	(132)	132	0.7%
Property NOI		$25,423	$21,593	$3,830	17.7%

Same Store		$21,504	$21,725	$(221)	-1.0%

Nonrecurring
Items in NOI (a)		63	514	(451)	2.1%

Comparative
Same Store		$21,441	$21,211	$230	1.1%

Reconciliation to Net income

	Three Months Ended
	31-Mar-13	31-Mar-12

Net Income	$4,401	$5,738
Add (deduct):
Discontinued operations	-	317
Management fee income	(559)	(488)
Depreciation and amortization	15,987	13,071
Amortization of above/below market leases	(2)	40
Selling, general and administrative	2,532	2,077
Interest expense	4,208	3,677
Interest income	(1,353)	(2,340)
Equity in earnings of
nonconsolidated REITs	187	(391)
Non-property specific items, net	22	24

Property NOI from the continuing portfolio	$25,423	$21,725

Dispositions and asset held for sale	-	(132)
Property NOI	$25,423	$21,593

(a)         Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the three months ending March 31, 2013 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	March 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2013 (a)	Square Feet (b)

Park Seneca	Charlotte	NC	1969	109,674	85,162	77.7%	$15.75
Forest Park	Charlotte	NC	1999	62,212	62,212	100.0%	13.66
Meadow Point	Chantilly	VA	1999	138,537	128,341	92.6%	26.84
Innsbrook	Glen Allen	VA	1999	298,456	294,128	98.6%	17.42
East Baltimore	Baltimore	MD	1989	325,445	207,959	63.9%	25.41
Loudoun Tech Center	Dulles	VA	1999	135,888	135,888	100.0%	15.89
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	38.51
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	36.15
East total				1,441,212	1,284,690	89.1%	24.81
Northwest Point	Elk Grove Village	IL	1999	176,848	176,848	100.0%	19.78
909 Davis Street	Evanston	IL	2002	195,245	191,223	97.9%	33.58
River Crossing	Indianapolis	IN	1998	205,059	189,105	92.2%	22.12
Timberlake	Chesterfield	MO	1999	232,766	225,830	97.0%	21.78
Timberlake East	Chesterfield	MO	2000	116,197	112,723	97.0%	23.19
Lakeside Crossing	St. Louis	MO	2008	127,778	127,778	100.0%	25.23
Eden Bluff	Eden Praire	MN	2006	153,028	153,028	100.0%	27.83
121 South 8th Street	Minneapolis	MN	1974	475,303	427,250	89.9%	14.37
Midwest total				1,682,224	1,603,785	95.3%	21.98
Blue Lagoon Drive	Miami	FL	2002	212,619	212,619	100.0%	23.42
One Overton Place	Atlanta	GA	2002	387,267	370,731	95.7%	21.32
Willow Bend Office Center	Plano	TX	1999	117,217	95,508	81.5%	20.44
Park Ten	Houston	TX	1999	157,460	152,028	96.6%	27.54
Addison Circle	Addison	TX	1999	293,787	289,204	98.4%	24.74
Collins Crossing	Richardson	TX	1999	298,766	268,770	90.0%	23.55

The information presented below provides the weighted average GAAP rent per square foot for the three months ending March 31, 2013 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	March 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2013 (a)	Square Feet (b)

Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	29.33
Park Ten Phase II	Houston	TX	2006	156,746	156,746	100.0%	30.44
Liberty Plaza	Addison	TX	1985	218,934	178,059	81.3%	20.30
Legacy Tennyson Center	Plano	TX	1999/2008	202,600	202,600	100.0%	17.06
One Legacy Circle	Plano	TX	2008	214,110	214,110	100.0%	28.64
East Renner Road	Richardson	TX	1999	122,300	122,300	100.0%	9.99
One Ravinia Drive	Atlanta	GA	1985	386,603	328,960	85.1%	22.19
Westchase I & II	Houston	TX	1983/2008	629,025	598,895	95.2%	29.86
South Total				3,645,833	3,438,929	94.3%	24.48
Centennial Technology Center	Colorado Springs	CO	1999	110,405	94,297	85.4%	15.77
380 Interlocken	Broomfield	CO	2000	240,184	208,264	86.7%	27.80
Greenwood Plaza	Englewood	CO	2000	196,236	75,257	38.4%	21.69
390 Interlocken	Broomfield	CO	2002	241,516	207,003	85.7%	27.91
Hillview Center	Milpitas	CA	1984	36,288	36,288	100.0%	14.49
Federal Way	Federal Way	WA	1982	117,010	54,971	47.0%	18.74
Montague Business Center	San Jose	CA	1982	145,951	145,951	100.0%	15.27
West Total				1,087,590	822,031	75.6%	22.47

Grand Total				7,856,859	7,149,434	91.0%	$23.75

(a) Based on weighted occupied square feet for the three months ended March 31, 2013, including month-to-month tenants, divided by the Property’s net rentable square footage.

(b) Represents annualized GAAP rental revenue for three months ended March 31, 2013 per weighted occupied square foot.

Liquidity and Capital Resources

Cash and cash equivalents were $17.3 million and $21.3 million at March 31, 2013 and December 31, 2012, respectively. This decrease of $4.0 million is attributable to $10.0 million provided by operating activities less $3.2 million used in investing activities, less $10.8 million used in financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $10.0 million is primarily attributable to net income of $4.4 million, plus the add-back of $14.8 million of non-cash activities and $0.6 million from tenant rent receivable.  These increases were partially offset by an $7.0 million decrease in accounts payable and accrued liabilities, payment of deferred leasing commissions of $2.6 million and lease acquisition costs of $0.2 million.

Investing Activities

Our cash used in investing activities for the three months ended March 31, 2013 of $3.2 million is primarily attributable to additions to real estate investments (including deposits on real estate assets) and office equipment of approximately $5.0 million, an increase in secured loans made to Sponsored REITs of $3.0 million, which was partially offset by a distribution received from a preferred stock investment, which was sold in December of $4.8 million.

Financing Activities

Our cash used in financing activities for the three months ended March 31, 2013 of $10.8 million is primarily attributable to distributions paid to stockholders of $15.8 million, which was partially offset by borrowings under the 2012 Revolver of $5.0 million.

2012 Credit Facility

As of March 31, 2013, we had bank notes payable to a group of banks for an unsecured credit facility comprised of both a revolving line of credit and a term loan (the “2012 Credit Facility”). The revolving line of credit portion of the 2012 Credit Facility is for borrowings, at our election, of up to $500,000,000 (the “2012 Revolver”). The term loan portion of the 2012 Credit Facility is for $400,000,000 (the “2012 Term Loan”).

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

The 2012 Credit Facility bears interest at either (i) a rate equal to LIBOR plus 135 to 190 basis points depending on our total leverage ratio at the time of the borrowing (LIBOR plus 145 basis points, or 1.65% at March 31, 2013) or (ii) a rate equal to the bank’s base rate plus 35 to 90 basis points depending on our total leverage ratio at the time of the borrowing (the bank’s base rate plus 45 basis points, or 3.70% at March 31, 2013).  The 2012 Credit Facility also obligates us to pay an annual facility fee of 20 to 40 basis points depending on our total leverage ratio (30 basis points at March 31, 2013).  The facility fee is assessed against the total amount of the 2012 Credit Facility, or $900,000,000. The actual amount of any applicable facility fee, LIBOR rate or base rate is determined based on our total leverage ratio as described in the table below:

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

Although the interest rate on the 2012 Credit Facility is variable, under the 2012 Credit Agreement, we fixed the base LIBOR interest rate on the 2012 Term Loan by entering into an interest rate swap agreement. On September 27, 2012, we entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the 2012 Term Loan at 0.75% per annum for five years.  Accordingly, based upon our leverage ratio, as of March 31, 2013, the interest rate on the 2012 Term Loan was 2.20% per annum.  In addition, based upon our leverage ratio, as of March 31, 2013, there were borrowings of $221,750,000 outstanding under the 2012 Revolver at a weighted average rate of 1.65% per annum.  The weighted average interest rate on all amounts outstanding during the three months ended March 31, 2013 was approximately 1.66% per annum.

As of December 31, 2012, there were borrowings of $216,750,000 outstanding under the 2012 Revolver at a weighted average rate of 1.66% per annum.  The weighted average interest rate on all amounts outstanding during the year ended December 31, 2012 was approximately 2.23% per annum.

The 2012 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to join certain subsidiaries as co-borrowers under the 2012 Credit Agreement and transactions with affiliates. The 2012 Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unencumbered debt service coverage ratio, a maximum ratio of certain investments to total assets and a maximum amount of secured recourse indebtedness. The 2012 Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the 2012 Credit Agreement). In the event of a default by us, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the 2012 Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the 2012 Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the 2012 Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations will become immediately due and payable.  We were in compliance with the 2012 Credit Facility financial covenants as of March 31, 2013.

We may use the proceeds of the loans under the 2012 Credit Agreement to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire existing indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the 2012 Credit Agreement.

Equity Securities

On May 6, 2010, we entered into an on demand offering sales agreement that allows us to offer and sell up to an aggregate gross sales price of $75 million of our common stock from time to time, which we refer to as our ATM Sales Program.  The on demand offering sales agreement for the ATM Sales Program was amended on April 27, 2012 in connection with our filing of a new Registration Statement on Form S-3.  Sales of shares of our common stock depend upon market conditions and other factors determined by us and are deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by us in writing.  We have no obligation to sell any shares of our common stock, and may at any time suspend solicitation and offers.  During the three months ended March 31, 2013, we did not sell any shares of our common stock under our ATM Sales Program.  As of March 31, 2013, we were authorized to offer and sell a remainder of approximately $34.3 million of our shares of common stock under the ATM Sales Program.

As of March 31, 2013, we had an automatic shelf registration statement on Form S-3 on file with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our common stock.  From time to time, we expect to issue additional shares of our common stock under our automatic shelf registration statement or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of March 31, 2013, we were committed to fund up to $118.8 million to seven Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $96.9 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Additional information about our Sponsored REIT Loans outstanding as of March 31, 2013, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-consolidated Entities, Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the three months ended March 31, 2013 and 2012, respectively, the rental income exceeded the expenses for each individual property, with the exception of our properties located in Southfield, Michigan and Englewood, Colorado.

Our property located in Southfield, Michigan with approximately 215,000 square feet of rentable space was 39.2% leased at March 31, 2012.  The property was sold on December 21, 2012.  Rental revenue did not cover ordinary operating expenses for the three months ended March 31, 2012.  The property generated rental income of $365,000 and had operating expenses of $497,000 for the three months ended March 31, 2012.

Our property located in Englewood, Colorado with approximately 198,000 square feet of rentable space is 100% leased; however, a lease for 61.7% of rentable space will not commence until July 2013.  As a result, rental revenue did not cover ordinary operating expenses for the three months ended March 31, 2013.  The property generated rental income of $408,000 and had operating expenses of $471,000 for the three months ended March 31, 2013.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  As of March 31, 2013 and December 31, 2012, if market rates on borrowings under our 2012 Revolver increased by 10% at maturity, or approximately 17 basis points, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.4 million and $0.4 million annually, respectively. Based upon our leverage ratio, the interest rate on our 2012 Revolver as of March 31, 2013 was LIBOR plus 145 basis points, or 1.65% per annum.  We do not believe that the interest rate risk represented by borrowings under our 2012 Revolver is material as of March 31, 2013.

Although the interest rate on the 2012 Credit Facility is variable, the Company fixed the base LIBOR interest rate on the 2012 Term Loan by entering into an interest rate swap agreement.  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the 2012 Term Loan at 0.75% per annum for five years.  Accordingly, based upon the Company’s leverage ratio, as of March 31, 2013, the interest rate on the 2012 Term Loan was 2.20% per annum.  The fair value of the interest rate swap agreement is affected by changes in market interest rates.  We believe that we have mitigated interest rate risk with respect to the 2012 Term Loan through the interest rate swap agreement for the five year term of the 2012 Term Loan. This interest rate swap agreement was our only derivative instrument as of March 31, 2013.

The table below lists our derivative instrument, which is hedging variable cash flows related to interest on our 2012 Term Loan as of September 30, 2012 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
	Value	Rate	Date	Date	Value

Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$(778)

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

We borrow from time-to-time under the 2012 Revolver.  These borrowings bear interest at either (i) a rate equal to LIBOR plus 135 to 190 basis points depending on our total leverage ratio at the time of the borrowing (LIBOR plus 145 basis points, or 1.65% at March 31, 2013) or (ii) a rate equal to the bank’s base rate plus 35 to 90 basis points depending on our total leverage ratio at the time of the borrowing (the bank’s base rate plus 45 basis points, or 3.70% at March 31, 2013).  There were borrowings totaling $221.8 million and $216.8 million on the 2012 Revolver, at a weighted average rate of 1.65% and 1.66% outstanding at March 31, 2013 and December 31, 2012, respectively.  We have drawn on the 2012 Revolver, and intend to draw on the 2012 Revolver in the future for a variety of corporate purposes, including the funding of Sponsored REIT Loans and the acquisition of properties that we acquire directly for our portfolio.  Information about our Sponsored REIT Loans as of March 31, 2013 is incorporated herein by reference to “Part I. - Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Loans to Sponsored REITs - Sponsored REIT Loans”.

The following table presents as of March 31, 2013 our contractual variable rate borrowings under our 2012 Revolver, which matures on September 27, 2016, and under our 2012 Term Loan, which matures on September 27, 2017.  Under the 2012 Revolver, we have the right to extend the initial maturity date by an additional 12 months, or until September 27, 2017, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2012	2013	2014	2015	2016	2017
2012 Revolver (1)	$221,750	$-	$-	$-	$-	$221,750	$-
2012 Term Loan	400,000	-	-	-	-	-	400,000
Total	$621,750	$-	$-	$-	$-	$221,750	$400,000

(1) The 2012 Revolver maturity is in 2016, however borrowings made thereunder are with 30-Day LIBOR advances, which are due or can be renewed at maturity.

Item 4.                     Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2012 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: April 30, 2013	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: April 30, 2013	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

10.1 (3)	Purchase and Sale Agreement, dated March 8, 2013, between Jamestown 999 Peachtree, L.P. and FSP 999 Peachtree Street LLC

10.2 (4)	Real Estate Purchase and Sale Agreement, dated April 3, 2013, between Pearlmark Broadreach 1999, L.L.C. and FSP 1999 Broadway LLC.

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to FSP Corp.’s Form 8-A, filed on April 5, 2005 (File No. 001-32470).

(2)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 15, 2013 (File No. 001-32470).

(3)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on March 13, 2013 (File No. 001-32470).

(4)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on April 4, 2013 (File No. 001-32470).

*	Filed herewith.

**

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.