Form 10-Q
period 2013-06-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2013-07-30
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

The number of shares of common stock outstanding as of July 26, 2013 was 100,187,405.

Franklin Street Properties Corp.

Form 10-Q

Quarterly Report

June 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

Franklin Street Properties Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share and par value amounts)	2013	2012
Assets:
Real estate assets:
Land	$160,670	$144,336
Buildings and improvements	1,325,919	1,178,144
Fixtures and equipment	960	904
	1,487,549	1,323,384
Less accumulated depreciation	199,524	180,756
Real estate assets, net	1,288,025	1,142,628
Acquired real estate leases, less accumulated amortization of $51,938 and $40,062, respectively	132,662	111,982
Investment in non-consolidated REITs	81,523	81,960
Cash and cash equivalents	24,962	21,267
Restricted cash	602	575
Tenant rent receivables, less allowance for doubtful accounts of $110 and $1,300, respectively	2,331	1,749
Straight-line rent receivable, less allowance for doubtful accounts of $135 and $135, respectively	37,952	35,441
Prepaid expenses	1,760	1,106
Related party mortgage loan receivables	97,846	93,896
Other assets	10,262	12,655
Other assets: derivative asset	6,739	-
Office computers and furniture, net of accumulated depreciation of $658 and $584, respectively	510	544
Deferred leasing commissions, net of accumulated amortization of $13,325 and $11,812, respectively	24,877	23,376
Total assets	$1,710,051	$1,527,179

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$181,500	$216,750
Term loan payable	400,000	400,000
Accounts payable and accrued expenses	29,971	31,122
Accrued compensation	1,677	2,540
Tenant security deposits	3,074	2,489
Other liabilities: derivative liability	-	1,219
Acquired unfavorable real estate leases, less accumulated amortization of $5,644 and $4,870, respectively	12,785	8,310
Total liabilities	629,007	662,430

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.0001 par value, 180,000,000 shares authorized, 100,187,405 and 82,937,405 shares issued and outstanding, respectively	10	8
Additional paid-in capital	1,273,585	1,042,876
Accumulated other comprehensive income (loss)	6,739	(1,219)
Accumulated distributions in excess of accumulated earnings	(199,290)	(176,916)
Total stockholders’ equity	1,081,044	864,749
Total liabilities and stockholders’ equity	$1,710,051	$1,527,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012

Revenue:
Rental	$46,322	$35,570	$89,469	$71,873
Related party revenue:
Management fees and interest income from loans	1,643	3,045	3,265	5,661
Other	12	39	43	73
Total revenue	47,977	38,654	92,777	77,607

Expenses:
Real estate operating expenses	11,116	8,604	21,886	17,301
Real estate taxes and insurance	7,311	5,493	13,908	11,189
Depreciation and amortization	17,124	13,003	33,111	26,074
Selling, general and administrative	3,204	2,236	5,736	4,313
Interest	4,174	4,037	8,382	7,714

Total expenses	42,929	33,373	83,023	66,591

Income before interest income, equity in earnings (losses) of non-consolidated REITs and taxes	5,048	5,281	9,754	11,016
Interest income	4	4	5	12
Equity in earnings (losses) of non-consolidated REITs	(196)	494	(383)	885

Income before taxes on income	4,856	5,779	9,376	11,913
Taxes on income	115	77	234	156

Income from continuing operations	4,741	5,702	9,142	11,757

Discontinued operations:
Loss from discontinued operations, net of income tax	-	(268)	-	(585)
Total discontinued operations	-	(268)	-	(585)

Net income	$4,741	$5,434	$9,142	$11,172

Weighted average number of shares outstanding, basic and diluted	91,847	82,937	87,417	82,937

Earnings per share, basic and diluted, attributable to:
Continuing operations	$0.05	$0.07	$0.10	$0.14
Discontinued operations	-	-	-	(0.01)
Net income per share, basic and diluted	$0.05	$0.07	$0.10	$0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Other Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

Net income	$4,741	$5,434	$9,142	$11,172

Other comprehensive income:
Unrealized gain on derivative financial instruments	7,517	-	7,958	-
Total other comprehensive income	7,517	-	7,958	-

Comprehensive income	$12,258	$5,434	$17,100	$11,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2013	2012
Cash flows from operating activities:

Net income	$9,142	$11,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	33,968	27,495
Amortization of above market lease	(82)	20
Equity in (earnings) losses of non-consolidated REITs	383	(885)
Distributions from non-consolidated REITs	-	993
Increase (decrease) in bad debt reserve	(1,190)	65
Changes in operating assets and liabilities:
Restricted cash	(27)	(40)
Tenant rent receivables, net	608	(8)
Straight-line rents, net	(1,842)	(2,571)
Lease acquisition costs	(669)	(2,026)
Prepaid expenses and other assets, net	(870)	(1,512)
Accounts payable and accrued expenses	(1,244)	(1,395)
Accrued compensation	(863)	(1,278)
Tenant security deposits	585	105
Payment of deferred leasing commissions	(3,711)	(1,513)
Net cash provided by operating activities	34,188	28,622
Cash flows from investing activities:
Purchase of real estate assets, office computers and furniture	(164,189)	(7,112)
Acquired real estate leases	(28,105)	-
Investments in non-consolidated REITs	4,752	(1)
Distributions in excess of earnings from non-consolidated REITs	54	834
Investment in related party mortgage loan receivable	(3,950)	(37,020)
Changes in deposits on real estate assets	(3,000)	-
Net cash used in investing activities	(194,438)	(43,299)
Cash flows from financing activities:
Proceeds from stock offering	241,500	-
Offering costs	(10,789)	-
Distributions to stockholders	(31,516)	(31,516)
Borrowings (repayments) under bank note payable	(35,250)	45,000
Net cash provided by financing activities	163,945	13,484
Net increase (decrease) in cash and cash equivalents	3,695	(1,193)
Cash and cash equivalents, beginning of period	21,267	23,813
Cash and cash equivalents, end of period	$24,962	$22,620

Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$1,785	$1,090

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

As of June 30, 2013, the Company owned and operated a portfolio of real estate consisting of 38 properties, managed 15 Sponsored REITs and held seven promissory notes secured by mortgages on real estate owned by Sponsored REITs, including one mortgage loan, one construction loan and five revolving lines of credit.  From time-to-time, the Company may acquire real estate, make additional secured loans or acquire a Sponsored REIT.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s investment in real estate assets, excluding assets held for sale:

	As of June 30,
	2013	2012
Commercial real estate:
Number of properties	38	36
Rentable square feet	8,529,752	7,052,592

On July 1, 2013, the Company acquired an office property with approximately 621,007 rentable square feet for $157.9 million located in Atlanta, Georgia.

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013 or for any other period.

Financial Instruments

The Company estimates that the carrying values of cash and cash equivalents, restricted cash, receivables, prepaid expenses, accounts payable and accrued expenses, accrued compensation, tenant security deposits and the bank note and term loan payable approximate their fair values based on their short-term maturity and prevailing interest rates.

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

2.     Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At June 30, 2013, the Company held a common stock interest in 15 Sponsored REITs, from which it no longer derives economic benefits or risks.  The Company also holds a non-controlling preferred stock investment in two of these Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

In September 2006, the Company purchased 48 preferred shares or 4.6% of the outstanding preferred shares of one of its Sponsored REITs, FSP Phoenix Tower Corp (“Phoenix Tower”).  On December 20, 2012, the property owned by Phoenix Tower was sold and, thereafter, Phoenix Tower declared and issued a liquidating distribution for its preferred shareholders, from which the Company was entitled to $4,862,000 and received $4,752,000 on January 4, 2013.  As of June 30, 2013, the Company held a beneficial interest in the Phoenix Tower liquidating trust in the amount of $110,000, which is included in other assets in the accompanying consolidated balance sheet.

Equity in earnings (losses) of investment in non-consolidated REITs:

The following table includes equity in earnings (losses) of investments in non-consolidated REITs:

	Six Months Ended
	June 30,
(in thousands)	2013	2012
Equity in earnings of Phoenix Tower	$-	$25
Equity in earnings (loss) of East Wacker	(231)	968
Equity in loss of Grand Boulevard	(152)	(108)
	$(383)	$885

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

The Company recorded distributions of $54,000 and $1,827,000 from non-consolidated REITs during the six months ended June 30, 2013 and 2012, respectively.

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

The operating data below for 2013 and 2012 includes operations of the 15 and 16 Sponsored REITs the Company held an interest in as of June 30, 2013 and 2012, respectively.

At June 30, 2013, December 31, 2012 and June 30, 2012, the Company had ownership interests in 15, 15 and 16 Sponsored REITs, respectively.  Summarized financial information for these Sponsored REITs is as follows:

	June 30,	December 31,
(in thousands)	2013	2012

Balance Sheet Data (unaudited):
Real estate, net	$698,697	$659,655
Other assets	160,698	156,785
Total liabilities	(317,583)	(316,311)
Shareholders’ equity	$541,812	$500,129

	For the Six Months Ended
	June 30,
(in thousands)	2013	2012

Operating Data (unaudited):
Rental revenues	$46,691	$55,833
Other revenues	36	70
Operating and maintenance expenses	(23,604)	(28,032)
Depreciation and amortization	(15,751)	(17,838)
Interest expense	(6,805)	(8,635)
Net income	$567	$1,398

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $534,000 and $559,000 for the six months ended June 30, 2013 and 2012, respectively.

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

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.             Related Party Transactions and Investments in Non-consolidated Entities (continued)

The following is a summary of the Sponsored REIT Loans outstanding as of June 30, 2013:

(dollars in thousands)			Maximum	Amount			Interest
		Maturity	Amount	Drawn at	Interest	Draw	Rate at
Sponsored REIT	Location	Date	of Loan	30-Jun-13	Rate (1)	Fee (2)	30-Jun-13

Secured revolving lines of credit
FSP Highland Place I Corp.	Centennial, CO	31-Dec-13	$5,500	$1,375	L+4.4%	0.5%	4.59%
FSP Satellite Place Corp.	Duluth, GA	31-Mar-14	5,500	5,500	L+4.4%	0.5%	4.59%
FSP 1441 Main Street Corp.	Columbia, SC	31-Mar-14	10,800	9,000	L+4.4%	0.5%	4.59%
FSP 505 Waterford Corp.	Plymouth, MN	30-Nov-13	7,000	2,350	L+4.4%	0.5%	4.59%
FSP Galleria North Corp.	Dallas, TX	30-Jan-15	15,000	9,080	L+5.0%	0.5%	5.19%

Secured construction loan
FSP 385 Interlocken
Development Corp.	Broomfield, CO	30-Apr-14	42,000	37,541	L+4.4%	n/a	4.59%

Mortgage loan secured by property
FSP Energy Tower I Corp. (3)	Houston, TX	5-Jul-14	33,000	33,000	6.41%	n/a	6.41%

			$118,800	$97,846

(1)         The interest rate is 30-day LIBOR rate plus the additional rate indicated, otherwise a fixed rate.

(2)         The draw fee is a percentage of each new advance, and is paid at the time of each new draw.

(3)         The loan has a secured fixed mortgage amount of $33,000,000.  A loan fee of $300,630 was paid at the time of closing and funding of the loan on July 5, 2012.  The borrower is required to pay the Company an exit fee in the amount of 0.982% of  the principal repayment amount.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $2,730,000 and $5,102,000 for the six months ended June 30, 2013 and 2012, respectively.

3.     Significant Acquisitions

On May 22, 2013, the Company acquired a property in Colorado with approximately 680,277 rentable square feet at a purchase price of approximately $183 million excluding closing costs and adjustments.  The Company expensed acquisition costs of approximately $110,000 related to this acquisition.

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

The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

Real estate assets	$154,060
Value of acquired real estate leases	31,024
Acquired unfavorable leases	(2,920)

Total	$182,164

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.     Significant Acquisitions (continued)

The Company assessed the fair value of the acquired real estate leases based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 in the fair value hierarchy.

Pro forma operating results for the Company and the acquisition are shown in the following table.  The results assume that the property was acquired on January 1, 2012.  The results are not necessarily indicative of what the Company’s actual results of operations would have been for the periods indicated, nor do they purport to represent the results of operations of any future periods.

	For the Three Months Ended		For the Six Months Ended
(unaudited)	June 30,		June 30,

(in thousands except per share amounts)	2013	2012	2013	2012

Revenue	$50,780	$42,978	$100,482	$86,255
Income from continuing operations	$4,273	$5,101	$8,367	$10,555
Net income	$4,273	$4,833	$8,367	$9,970
Weighted average shares outstanding	91,847	82,937	87,417	82,937

Income from continuing operations per share	$0.05	$0.06	$0.10	$0.13
Net income per share	$0.05	$0.06	$0.10	$0.12

During the six months ended June 30, 2013, the Company recognized approximately $2.2 million of revenues and $0.1 million of  net income from operations of this acquisition.

On July 1, 2013, the Company acquired an office property with approximately 621,007 rentable square feet for $157.9 million located in the midtown submarket of Atlanta, Georgia.  The pro forma operating results and the estimated fair value of the assets and liabilities acquired in this acquisition are not available at this time because the Company is in the process of determining such amounts.

4.     Bank note payable

2012 Credit Facility

As of June 30, 2013, the Company had bank notes payable to a group of banks for an unsecured credit facility comprised of both a revolving line of credit and a term loan (the “2012 Credit Facility”). The revolving line of credit portion of the 2012 Credit Facility is for borrowings, at the Company’s election, of up to $500,000,000 (the “2012 Revolver”). The term loan portion of the 2012 Credit Facility is for $400,000,000 (the “2012 Term Loan”).  The 2012 Revolver includes an accordion feature that allows for up to $250,000,000 of additional borrowing capacity subject to receipt of lender commitments and satisfaction of certain customary conditions.

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

The 2012 Credit Facility bears interest at either (i) a rate equal to LIBOR plus 135 to 190 basis points depending on the Company’s total leverage ratio at the time of the borrowing (LIBOR plus 145 basis points, or 1.65% at June 30, 2013) or (ii) a rate equal to the bank’s base rate plus 35 to 90 basis points depending on our total leverage ratio at the time of the borrowing (the bank’s base rate plus 45 basis points, or 3.70% at June 30, 2013).  The 2012 Credit Facility also obligates the Company to pay an annual facility fee of 20 to

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.     Bank note payable (continued)

40 basis points depending on the Company’s total leverage ratio (30 basis points at June 30, 2013).  The facility fee is assessed against the total amount of the 2012 Credit Facility, or $900,000,000. The actual amount of any applicable facility fee, LIBOR rate or base rate is determined based on the Company’s total leverage ratio as described in the table below:

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

Although the interest rate on the 2012 Credit Facility is variable, under the 2012 Credit Agreement, the Company fixed the base LIBOR interest rate on the 2012 Term Loan by entering into an interest rate swap agreement. On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the 2012 Term Loan at 0.75% per annum for five years.  Accordingly, based upon the Company’s leverage ratio, as of June 30, 2013, the interest rate on the 2012 Term Loan was 2.20% per annum.  In addition, based upon the Company’s leverage ratio, as of June 30, 2013, there were borrowings of $181,500,000 outstanding under the 2012 Revolver at a weighted average rate of 1.65% per annum.  The weighted average interest rate on all amounts outstanding during the six months ended June 30, 2013 was approximately 1.65% per annum.

As of December 31, 2012, there were borrowings of $216,750,000 outstanding under the 2012 Revolver at a weighted average rate of 2.23% per annum.

The 2012 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to join certain subsidiaries as co-borrowers under the 2012 Credit Agreement and transactions with affiliates. The 2012 Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unencumbered debt service coverage ratio, a maximum ratio of certain investments to total assets and a maximum amount of secured recourse indebtedness. The 2012 Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the 2012 Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the 2012 Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the 2012 Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the 2012 Credit Agreement and related documents. For certain  events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the 2012 Credit Facility financial covenants as of June 30, 2013.

The Company may use the proceeds of the loans under the 2012 Credit Agreement to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire existing indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the 2012 Credit Agreement.

5.     Financial Instruments: Derivatives and Hedging

On September 27, 2012, the Company fixed the interest rate for five-years on the 2012 Term Loan with an interest rate swap agreement. The variable rate that was fixed under the interest rate swap agreement is described in Note 4.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.     Financial Instruments: Derivatives and Hedging (continued)

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

The following table summarizes the notional and fair value of our derivative financial instrument at June 30, 2013.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

(in thousands)	Notional	Strike	Effective	Expiration	Fair

	Value	Rate	Date	Date	Value

Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$6,739

On June 30, 2013, the derivative instrument was reported as an asset at its fair value of approximately $6.7 million.  This is included in other assets: derivative asset on the consolidated balance sheet at June 30, 2013.  Offsetting adjustments are reported as unrealized gains or losses on derivative financial instruments in accumulated other comprehensive income of $8.0 million.  During the six months ended June 30, 2013, $1.1 million was reclassified out of other comprehensive income and into interest expense.

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $1.6 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

We are hedging the exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

The fair value of the Company’s derivative instrument is determined using the net discounted cash flows of the expected cash flows of the derivative based on the market based interest rate curve. This financial instrument was classified within Level 2 of the fair value hierarchy and was classified as an asset or liability on the condensed consolidated balance sheet.

6.     Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at June 30, 2013 and 2012, respectively.

7.     Stockholders’ Equity

As of June 30, 2013, the Company had 100,187,405 shares of common stock outstanding.

Equity Offerings

On May 15, 2013, the Company completed an underwritten public offering of 17,250,000 shares of its common stock (including 2,250,000 shares issued as a result of the full exercise of an overallotment option by the underwriter) at a price to the public of $14.00 per share. The proceeds from this public offering, net of underwriter discounts and offering costs, totaled approximately $230.7 million (after payment of offering costs of approximately $10.8 million).

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

(Unaudited)

7.     Stockholders’ Equity (continued)

On May 6, 2010, the Company entered into an on demand offering sales agreement whereby the Company may offer and sell up to an aggregate gross sales price of $75 million of its common stock from time to time (the “ATM Sales Program”).  The on demand offering sales agreement for the ATM Sales Program was amended on April 27, 2012 in connection with the Company’s filing of a new Registration Statement on Form S-3.  Sales of shares of the Company’s common stock depend upon market conditions and other factors determined by the Company and may be deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by the Company in writing.  The Company has no obligation to sell any shares of its common stock, and may at any time suspend solicitation and offers. During the three and six months ended June 30, 2013, the Company did not sell any shares under the ATM Sales Program.  As of June 30, 2013, the Company was authorized to offer and sell a remainder of approximately $34.3 million of its shares of common stock under the ATM Sales Program.

The Company declared and paid dividends as follows (in thousands, except per share amounts):

Quarter Paid	Dividends Per Share	Total Dividends

First quarter of 2013	$0.19	$15,758
Second quarter of 2013	$0.19	$15,758

First quarter of 2012	$0.19	$15,758
Second quarter of 2012	$0.19	$15,758

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

The Company is subject to business tax (the “Revised Texas Franchise Tax”).  The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure it is considered an income tax.  The Company recorded a provision for income taxes on its income statement of $223,000 and $154,000 for the six months ended June 30, 2013 and 2012, respectively.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

(Unaudited)

8.                        Income Taxes (continued)

The income tax expense reflected in the consolidated statements of income relates primarily to a franchise tax on our Texas properties.  FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties and the tax expenses associated with these activities are reported as Other Taxes in the table below:

	For the
	Six Months Ended
	June 30,
(in thousands)	2013	2012

Revised Texas franchise tax	$223	$154
Other Taxes	11	2
Income tax expense	$234	$156

Taxes on income are a current tax expense.  No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

9.              Discontinued Operations

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

The operating results for discontinued operations are summarized below.

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
(in thousands)	2012	2012
Rental revenue	$259	$624
Rental operating expenses	(224)	(603)
Real estate taxes and insurance	(82)	(200)
Depreciation and amortization	(221)	(406)
Loss from discontinued operations	$(268)	$(585)

10.                               Subsequent Events

On July 1, 2013, the Company acquired an office property with approximately 621,007 rentable square feet for $157.9 million located in the midtown submarket of Atlanta, Georgia.

On July 12, 2013, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on August 15, 2013 to stockholders of record on July 26, 2013.

On July 15, 2013, the Company entered into an agreement to acquire an office property that consists of a 20-story office building and a retail plaza containing an aggregate of approximately 655,565 rentable square feet of space located in the central business district of Denver, Colorado for $217 million. The purchase of the property is subject to customary conditions and termination rights for transactions of this type, including a due diligence inspection period for the Company.  Assuming the Company completes a satisfactory due diligence inspection of the property and certain other conditions are satisfied, the closing of the purchase of the property will take place on August 28, 2013. The pro forma operating results from this acquisition are not available at this time as the acquisition is not considered probable and the books and records are not fully available.

On July 18, 2013, the Company made a $0.4 million advance pursuant to a Sponsored REIT loan to wholly-owned subsidiary of FSP Galleria North Corp.

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

Overview

FSP Corp., or we, operate in the real estate operations segment. The real estate operations segment involves real estate rental operations, leasing, secured financing of real estate and services provided for asset management, property management, property acquisitions, dispositions and development.  Our investment strategy is to make direct investments in real estate assets. Institutional-quality urban infill and central business district office properties within our core markets of Atlanta, Dallas, Denver, and Houston will be our primary target for investment. We will also monitor San Diego, Silicon Valley, Greater Boston, Raleigh-Durham, and Greater Washington, DC, as well as other markets, for opportunistic investments.

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

Real Estate Operations

Leasing

Our real estate portfolio was approximately 94.4% leased as of June 30, 2013.  During the six months ended June 30, 2013, we leased approximately 468,000 square feet of office space, of which approximately 292,000 square feet were with existing tenants, at a weighted average term of 7.13 years.  On average, tenant improvements for such leases were $17.11 per square foot, lease commissions were $8.84 per square foot and rent concessions were approximately three months of free rent.  Average GAAP base rents under such leases were $24.40 per square foot, or 12.7% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2012.

As of June 30, 2013, approximately 1.2% of the square footage in our portfolio is scheduled to expire during the remainder of 2013, and approximately 4.5% is scheduled to expire during 2014.  We anticipate growth in rental revenue from our existing portfolio of properties during the second half of 2013, as we begin to realize the benefits of leases entered into over the past few quarters.  Our property portfolio is comprised of office assets.  We believe that most of the rental/leasing markets where our properties are located remained stable during the second quarter both in terms of occupancy and rental rate levels.  Our property portfolio has relatively modest lease expirations over the next year and a half and, along with our improving occupancy levels, should allow overall tenant improvement expenditures and leasing costs to continue to moderate in relation to the level of rental revenues being achieved.  We are optimistic that we can maintain or increase our occupancy levels during the remainder of 2013.

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

Real Estate Acquisitions and Investments

During 2013:

•         on May 22, we acquired an office property with approximately 680,277 rentable square feet of space for $183.0 million located in the central business district of Denver, Colorado;

•                  on July 1, we acquired an office property with approximately 621,007 rentable square feet for $157.9 million located in the midtown submarket of Atlanta, Georgia;

•                  on July 15, we entered into an agreement to acquire an office property that consists of a 20-story office building and a retail plaza containing an aggregate of approximately 655,565 rentable square feet of space located in the central business district of Denver, Colorado for $217 million. The purchase of the property is subject to customary conditions and termination rights for transactions of this type, including a due diligence inspection period for us.  Assuming we complete a satisfactory due diligence inspection of the property and certain other conditions are satisfied, the closing of the purchase of the property will take place on August 28, 2013; and

•         funded advances on Sponsored REIT Loans for revolving lines of credit of an aggregate of approximately $4.0 million.

Additional potential real estate investment opportunities are actively being explored and we would anticipate further real estate investments during the remainder of 2013 and/or 2014.

During 2012, we:

•                  acquired two properties directly into our portfolio with a total of approximately 1,016,000 rentable square feet at an aggregate purchase price of approximately $207.6 million.  On July 31, 2012, we acquired an office property with approximately 387,000 square feet for approximately $52.8 million in Atlanta, Georgia and on November 1, 2012 we acquired an office property with approximately 629,000 square feet for approximately $154.8 million in Houston, Texas;

•                  funded advances on Sponsored REIT Loans for revolving lines of credit of an aggregate of approximately $41.6 million including $30 million during March 2012 to FSP 50 South Tenth Street Corp., and $11.6 million for revolving lines of credit made during the year ended December 31, 2012;

•                  received repayments on Sponsored REIT Loans of $121.2 million, including $106.2 million on July 27, 2012 from a first mortgage loan on a property owned by FSP 50 South Tenth Street Corp., and $15.0 million on December 20, 2012 from a secured revolving line of credit with FSP Phoenix Tower Corp.; and

•                  made and funded a Sponsored REIT Loan on July 5, 2012, in the form of a first mortgage loan in the principal amount of $33 million to a wholly-owned subsidiary of a Sponsored REIT, FSP Energy Tower I Corp., which owns a property in Houston, Texas.

Property Dispositions

We include properties sold or held for sale as discontinued operations in our consolidated financial statements for all periods presented.  On December 21, 2012, we sold an office property located in Southfield, Michigan, which has been classified as discontinued for all periods presented.

We will continue to evaluate our portfolio, and in the future may decide to dispose of additional properties from time-to-time in the ordinary course of business.  We believe that the current property sales environment remains challenged in many markets relative to both liquidity and pricing.  However, we also believe that we are witnessing improving pricing and liquidity in certain markets.  We believe that both improving office property fundamentals as well as plentiful and attractive financing availability will likely be required to broadly improve the marketplace for potential property dispositions.  As an important part of our total return strategy, we intend to be active in property dispositions when we believe that market conditions warrant such activity and, as a consequence, we continuously review and evaluate our portfolio of properties for potentially advantageous dispositions.

Results of Operations

Impact of Real Estate Acquisitions and Investment Activity:

The results of operations for each of the acquired properties are included in our operating results as of their respective purchase dates and the funding and repayment dates for mortgage investments.  Increases or decreases in interest income and increases in rental revenues and expenses for the three and six months ended June 30, 2013 compared to the three months and six months ended June 30, 2012, are primarily a result of the timing of these acquisitions and subsequent contribution of these acquired properties as well as the effect on interest income from the dates of funding and repayment on our mortgage investments.

The following table shows results for the three months ended June 30, 2013 and 2012:

(in thousands)
	Three months ended June 30,
Revenue:	2013	2012	Change
Rental	$46,322	$35,570	$10,752
Related party revenue:
Management fees and interest income from loans	1,643	3,045	(1,402)
Other	12	39	(27)
Total revenue	47,977	38,654	9,323

Expenses:
Real estate operating expenses	11,116	8,604	2,512
Real estate taxes and insurance	7,311	5,493	1,818
Depreciation and amortization	17,124	13,003	4,121
Selling, general and administrative	3,204	2,236	968
Interest	4,174	4,037	137
Total expenses	42,929	33,373	9,556

Income before interest income, equity in earnings (losses) of non-consolidated REITs and taxes	5,048	5,281	(233)
Interest income	4	4	-
Equity in earnings (losses) of non-consolidated REITs	(196)	494	(690)

Income before taxes on income	4,856	5,779	(923)
Taxes on income	115	77	38

Income from continuing operations	4,741	5,702	(961)

Discontinued operations:
Loss from discontinued operations, net of income tax	-	(268)	268
Total discontinued operations	-	(268)	268

Net income	$4,741	$5,434	$(693)

Comparison of the three months ended June 30, 2013 to the three months ended June 30, 2012:

Revenues

Total revenues increased by $9.3 million to $48.0 million for the quarter ended June 30, 2013, as compared to the quarter ended June 30, 2012.  The increase was primarily a result of:

o                 An increase in rental revenue of approximately $10.7 million arising primarily from the acquisition of a property in July 2012, another property in November 2012 and another property in May 2013, which were included in the quarter ended June 30, 2013; and to a lesser extent, leasing, which raised occupancy approximately 4.1% in the continuing real estate portfolio at June 30, 2013 compared to June 30, 2012.

o                 The increase was partially offset by a $1.4 million decrease in interest income from loans to Sponsored REITs, which was primarily a result of repayment of two loans that were outstanding during the three months ended June 30, 2012 and that were repaid in July and December 2012.  These repayments resulted in lower average loan receivable balances from which interest income is derived, during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

Expenses

Total expenses increased by $9.5 million to $42.9 million for the quarter ended June 30, 2013, as compared to the quarter ended June 30, 2012.  The increase was primarily a result of:

o                 An increase in real estate operating expenses and real estate taxes and insurance of approximately $4.3 million, and depreciation and amortization of $4.1 million, which were primarily from the acquisition of a property in July 2012, another property in November 2012 and another property in May 2013, which were included in the quarter ended June 30, 2013.

o                 An increase to interest expense of approximately $0.1 million to $4.2 million during the three months ended June 30, 2013 compared to the same period in 2012.  The increase was attributable to a higher amount of debt outstanding, which was partially offset by lower average interest rates during the second quarter of 2013 compared to the second quarter of 2012.

o                 An increase in selling, general and administrative expenses of approximately $1.0 million, which was primarily the result of increased personnel related expenses, acquisition costs and professional fees.  We had 35 and 34 employees as of June 30, 2013 and 2012, respectively, at our headquarters in Wakefield, Massachusetts.

Equity in earnings (losses) of non-consolidated REITs

Equity in earnings (losses) from non-consolidated REITs decreased approximately $0.7 million to a loss of $0.2 million during the three months ended June 30, 2013 compared to income of $0.5 million for the same period in 2012.  The decrease was primarily because equity in income from our preferred stock investment in a Sponsored REIT, FSP 303 East Wacker Drive Corp., which we refer to as East Wacker, decreased $0.6 million during the three months ended June 30, 2013 compared to the same period in 2012.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties that increased $38,000 for the three months ended June 30, 2013, compared to the three months ended June 30, 2012.

Income from continuing operations

Income from continuing operations for the three months ended June 30, 2013 was $4.7 million compared to $5.8 million for the three months ended June 30, 2012, for the reasons described above.

Discontinued operations and provision for sale of property

Income from discontinued operations increased $0.3 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  We sold a property located in Southfield, Michigan in December 2012, which resulted in a reclassification of real estate income and expenses of this property to discontinued operations for all periods presented.

Net income

Net income for the three months ended June 30, 2013 was $4.7 million compared to net income of $5.4 million for the three months ended June 30, 2012, for the reasons described above.

The following table shows results for the six months ended June 30, 2013 and 2012:

(in thousands)
	Six months ended June 30,
Revenue:	2013	2012	Change
Rental	$89,469	$71,873	$17,596
Related party revenue:
Management fees and interest income from loans	3,265	5,661	(2,396)
Other	43	73	(30)
Total revenue	92,777	77,607	15,170

Expenses:
Real estate operating expenses	21,886	17,301	4,585
Real estate taxes and insurance	13,908	11,189	2,719
Depreciation and amortization	33,111	26,074	7,037
Selling, general and administrative	5,736	4,313	1,423
Interest	8,382	7,714	668
Total expenses	83,023	66,591	16,432

Income before interest income, equity in earnings (losses) of non-consolidated REITs and taxes	9,754	11,016	(1,262)
Interest income	5	12	(7)
Equity in earnings (losses) of non-consolidated REITs	(383)	885	(1,268)

Income before taxes on income	9,376	11,913	(2,537)
Taxes on income	234	156	78

Income from continuing operations	9,142	11,757	(2,615)

Discontinued operations:
Income from discontinued operations, net of income tax	-	(585)	585
Total discontinued operations	-	(585)	585

Net income	$9,142	$11,172	$(2,030)

Comparison of the six  months ended June 30, 2013 to the six months ended June 30, 2012:

Revenues

Total revenues increased by $15.2 million to $92.8 million for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.  The increase was primarily a result of:

o                 An increase in rental revenue of approximately $17.6 million arising primarily from the acquisition of a property in July 2012, another property in November 2012 and another property in May 2013, which were included in the quarter ended June 30, 2013; and to a lesser extent, leasing, which raised occupancy approximately 4.1% in the continuing real estate portfolio at June 30, 2013 compared to June 30, 2012.

o                 The increase was partially offset by a $2.4 million decrease in interest income from loans to Sponsored REITs, which was primarily a result of repayment of two loans that were outstanding during the six months ended June 30, 2012 and that were repaid in July and December 2012.  These repayments resulted in lower average loan receivable balances from which interest income is derived, during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.

Expenses

Total expenses increased by $16.4 million to $83.0 million for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.  The increase was primarily a result of:

o                 An increase in real estate operating expenses and real estate taxes and insurance of approximately $7.3 million, and depreciation and amortization of $7.0 million, which were primarily from the acquisition of a property in July 2012, another property in November 2012 and another property in May 2013, which were included in the six months  ended June 30, 2013.

o                 An increase to interest expense of approximately $0.7 million to $8.4 million during the six months ended June 30, 2013 compared to the same period in 2012.  The increase was attributable to a higher amount of debt outstanding, which was partially offset by lower average interest rates during the six months ended June 30, 2013 compared to the same period in 2012.

o                 An increase in selling, general and administrative expenses of approximately $1.4 million, which was primarily the result of increased personnel related expenses, acquisition costs and professional fees.  We had 35 and 34 employees as of June 30, 2013 and 2012, respectively, at our headquarters in Wakefield, Massachusetts.

Equity in earnings (losses) of non-consolidated REITs

Equity in earnings (losses) from non-consolidated REITs decreased approximately $1.3 million to a loss of $0.4 million during the six months ended June 30, 2013 compared to income of $0.9 million for the same period in 2012.  The decrease was primarily because equity in income from our preferred stock investment in a Sponsored REIT, FSP 303 East Wacker Drive Corp., which we refer to as East Wacker, decreased $1.2 million during the six months ended June 30, 2013 compared to the same period in 2012.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties that increased $78,000 for the six months ended June 30, 2013, compared to the six months ended June 30, 2012.

Income from continuing operations

Income from continuing operations for the six months ended June 30, 2013 was $9.1 million compared to $11.8 million for the six months ended June 30, 2012, for the reasons described above.

Discontinued operations and provision for sale of property

Income from discontinued operations increased $0.6 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  We sold a property located in Southfield, Michigan in December 2012, which resulted in a reclassification of real estate income and expenses of this property to discontinued operations for all periods presented.

Net income

Net income for the six months ended June 30, 2013 was $9.1 million compared to net income of $11.2 million for the six months ended June 30, 2012, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands):	2013	2012	2013	2012

Net income	$4,741	$5,434	$9,142	$11,172
Equity in (earnings) losses of non-consolidated REITs	196	(494)	383	(885)
Distributions from non-consolidated REITs	27	898	54	1,827
Depreciation and amortization	17,045	13,203	33,029	26,498
NAREIT FFO	22,009	19,041	42,608	38,612
Acquisition costs of new properties	133	-	150	-

Funds From Operations	$22,142	$19,041	$42,758	$38,612

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

Net Operating Income (NOI)*

(in thousands)

	Rentable			Six Months			Six Months
	Square Feet	Three Months Ended		Ended	Three Months Ended		Ended	Inc	%
Region	or RSF	31-Mar-13	30-Jun-13	30-Jun-13	31-Mar-12	30-Jun-12	30-Jun-12	(Dec)	Change
East	1,441	$4,756	$5,440	$10,196	$5,113	$4,723	$9,836	$360	3.7%
MidWest	1,682	4,839	5,008	9,847	5,122	4,980	10,102	(255)	-2.5%
South	2,630	9,559	9,645	19,204	9,212	9,015	18,227	977	5.4%
West	1,088	2,350	2,118	4,468	2,278	2,443	4,721	(253)	-5.4%
Same Store	6,841	21,504	22,211	43,715	21,725	21,161	42,886	829	1.9%

Acquisitions	1,689	3,919	5,107	9,026	-	-	-	9,026	21.1%
Property NOI from the continuing portfolio	8,530	25,423	27,318	52,741	21,725	21,161	42,886	9,855	23.0%
Dispositions and asset held for sale		-	-	-	(132)	(47)	(179)	179	0.5%
Property NOI		$25,423	$27,318	$52,741	$21,593	$21,114	$42,707	$10,034	23.5%

Same Store		$21,504	$22,211	$43,715	$21,725	$21,161	$42,886	$829	1.9%

Less Nonrecurring
Items in NOI (a)		63	556	619	514	21	535	84	-0.1%

Comparative
Same Store		$21,441	$21,655	$43,096	$21,211	$21,140	$42,351	$745	1.8%

Reconciliation to Net income				Six Months			Six Months
		Three Months Ended		Ended	Three Months Ended		Ended
		31-Mar-13	30-Jun-13	30-Jun-13	31-Mar-12	30-Jun-12	30-Jun-12
Net Income		$4,401	$4,741	$9,142	$5,738	$5,434	$11,172
Add (deduct):
Discontinued operations		-	-	-	317	268	585
Management fee income		(559)	(553)	(1,112)	(488)	(479)	(967)
Depreciation and amortization		15,987	17,124	33,111	13,071	13,004	26,075
Amortization of above/below market leases		(2)	(80)	(82)	40	(20)	20
Selling, general and administrative		2,532	3,204	5,736	2,077	2,236	4,313
Interest expense		4,208	4,174	8,382	3,677	4,037	7,714
Interest income		(1,353)	(1,382)	(2,735)	(2,340)	(2,774)	(5,114)
Equity in earnings of				-			-
nonconsolidated REITs		187	196	383	(391)	(494)	(885)
Non-property specific items, net		22	(106)	(84)	24	(51)	(27)
Property NOI from the continuing portfolio		$25,423	$27,318	$52,741	$21,725	$21,161	$42,886
Dispositions and asset held for sale		-	-	-	(132)	(47)	(179)
Property NOI		$25,423	$27,318	$52,741	$21,593	$21,114	$42,707

(a)         Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the three months ending June 30, 2013 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	June 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2013 (a)(c)	Square Feet (b)(c)

Park Seneca	Charlotte	NC	1969	109,674	85,283	77.8%	$15.70
Forest Park	Charlotte	NC	1999	62,212	62,212	100.0%	13.74
Meadow Point	Chantilly	VA	1999	138,537	128,341	92.6%	26.85
Innsbrook	Glen Allen	VA	1999	298,456	294,815	98.8%	17.42
East Baltimore	Baltimore	MD	1989	325,445	227,746	70.0%	24.85
Loudoun Tech Center	Dulles	VA	1999	135,888	135,888	100.0%	15.86
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	38.02
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	35.95
East total				1,441,212	1,305,284	90.6%	24.64
Northwest Point	Elk Grove Village	IL	1999	176,848	176,848	100.0%	19.20
909 Davis Street	Evanston	IL	2002	195,245	191,223	97.9%	33.73
River Crossing	Indianapolis	IN	1998	205,059	189,105	92.2%	22.09
Timberlake	Chesterfield	MO	1999	232,766	226,342	97.2%	20.66
Timberlake East	Chesterfield	MO	2000	116,197	111,782	96.2%	22.70
Lakeside Crossing	Maryland Heights	MO	2008	127,778	127,778	100.0%	24.52
Eden Bluff	Eden Praire	MN	2006	153,028	153,028	100.0%	27.71
121 South 8th Street	Minneapolis	MN	1974	474,403	428,291	90.3%	14.77
Midwest total				1,681,324	1,604,397	95.4%	21.78
Blue Lagoon Drive	Miami	FL	2002	212,619	212,619	100.0%	23.42
One Overton Place	Atlanta	GA	2002	387,267	346,798	89.6%	22.40
Willow Bend Office Center	Plano	TX	1999	117,217	100,068	85.4%	20.42
Park Ten	Houston	TX	1999	157,460	154,752	98.3%	28.23
Addison Circle	Addison	TX	1999	293,787	284,797	96.9%	23.97
Collins Crossing	Richardson	TX	1999	298,766	268,770	90.0%	23.52
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	29.51

The information presented below provides the weighted average GAAP rent per square foot for the three months ending June 30, 2013 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied		Weighted
			Year Built		Weighted	Percentage as of		Average
			or	Net Rentable	Occupied	June 30,		Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2013 (a)(c)		Square Feet (b)(c)

Park Ten Phase II	Houston	TX	2006	156,746	156,746	100.0%		31.19
Liberty Plaza	Addison	TX	1985	218,934	178,913	81.7%		19.85
Legacy Tennyson Center	Plano	TX	1999/2008	202,600	202,600	100.0%		19.47
One Legacy Circle	Plano	TX	2008	214,110	214,110	100.0%		30.69
East Renner Road	Richardson	TX	1999	122,300	122,300	100.0%		9.99
One Ravinia Drive	Atlanta	GA	1985	386,603	332,788	86.1%		22.09
Westchase I & II	Houston	TX	1983/2008	629,025	602,858	95.8%		30.03
South Total				3,645,833	3,426,517	94.0%		24.89
Centennial Technology Center	Colorado Springs	CO	1999	110,405	94,297	85.4%		15.54
380 Interlocken	Broomfield	CO	2000	240,184	207,759	86.5%		29.01
1999 Broadway	Denver	CO	1986	673,793	644,281	95.6%	(c)	30.00	(c)
Greenwood Plaza	Englewood	CO	2000	196,236	75,257	38.4%		21.58
390 Interlocken	Broomfield	CO	2002	241,516	198,333	82.1%		26.93
Hillview Center	Milpitas	CA	1984	36,288	36,288	100.0%		14.89
Federal Way	Federal Way	WA	1982	117,010	55,229	47.2%		18.58
Montague Business Center	San Jose	CA	1982	145,951	145,951	100.0%		15.41
West Total				1,761,383	1,457,394	82.7%		25.80

Grand Total				8,529,752	7,793,592	91.4%		$24.38

(a)     Based on weighted occupied square feet for the six months ended June 30, 2013, including month-to-month tenants, divided by the Property’s net rentable square footage.

(b)     Represents annualized GAAP rental revenue for six months ended June 30, 2013 per weighted occupied square foot.

(c)      For current year acquisitions, calculations from the acquisition date through period end are used for weighting calculations and are included with all other properties, which are weighted from the beginning of the year.

Liquidity and Capital Resources

Cash and cash equivalents were $25.0 million and $21.3 million at June 30, 2013 and December 31, 2012, respectively. This increase of $3.7 million is attributable to $34.2 million provided by operating activities less $194.4 million used in investing activities, plus $163.9 million provided by financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $34.2 million is primarily attributable to net income of $9.1 million, plus the add-back of $31.2 million of non-cash activities, $0.6 million from tenant security deposits and $0.6 million from tenant rent receivable.  These increases were partially offset by $3.7 million in payments of deferred leasing commissions, a $2.1 million decrease in accounts payable and accrued liabilities, a $0.9 million increase in prepaid expense and a $0.6 million in lease acquisition costs.

Investing Activities

Our cash used in investing activities for the six months ended June 30, 2013 of $194.4 million is primarily attributable to additions to real estate investments and office equipment (including deposits on real estate assets) of approximately $195.3 million and an increase in secured loans made to Sponsored REITs of $4.0 million, which was partially offset by a distribution received from a preferred stock investment, which was sold in December of $4.8 million and distributions in excess of earnings from non-consolidated REITs of $0.1 million.

Financing Activities

Our cash provided by financing activities for the six months ended June 30, 2013 of $163.9 million is primarily attributable to net proceeds from an equity offering of $230.7 million and was partially offset by distributions paid to stockholders of $31.5 million and repayments of borrowings on our 2012 Revolver of $35.3 million.

2012 Credit Facility

As of June 30, 2013, we had bank notes payable to a group of banks for an unsecured credit facility comprised of both a revolving line of credit and a term loan (the “2012 Credit Facility”). The revolving line of credit portion of the 2012 Credit Facility is for borrowings, at our election, of up to $500,000,000 (the “2012 Revolver”). The term loan portion of the 2012 Credit Facility is for $400,000,000 (the “2012 Term Loan”).

On September 27, 2012, we entered into an Amended and Restated Credit Agreement (the “2012 Credit Agreement”) with the lending institutions referenced in the 2012 Credit Agreement and those lenders from time to time party thereto and Bank of America, N.A., as administrative agent, letter of credit issuer and swing line lender, for the 2012 Credit Facility.  The 2012 Revolver portion of the 2012 Credit Facility is for borrowings, at our election, of up to $500,000,000.  The 2012 Term Loan portion of the 2012 Credit Facility is for $400,000,000.  The 2012 Revolver includes an accordion feature that allows for up to $250,000,000 of additional borrowing capacity subject to receipt of lender commitments and satisfaction of certain customary conditions..  On September 27, 2012, we drew down the entire $400,000,000 under the 2012 Term Loan and $82,000,000 under the 2012 Revolver. Our $600,000,000 revolving credit facility (the “2011 Revolver”) that was scheduled to mature on February 22, 2014 was amended and restated in its entirety by the 2012 Credit Agreement and the $482,000,000 in advances outstanding under the 2011 Revolver were repaid from the proceeds of the 2012 Credit Facility.

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

The 2012 Credit Facility bears interest at either (i) a rate equal to LIBOR plus 135 to 190 basis points depending on our total leverage ratio at the time of the borrowing (LIBOR plus 145 basis points, or 1.65% at June 30, 2013) or (ii) a rate equal to the bank’s base rate plus 35 to 90 basis points depending on our total leverage ratio at the time of the borrowing (the bank’s base rate plus 45 basis points, or 3.70% at June 30, 2013).  The 2012 Credit Facility also obligates us to pay an annual facility fee of 20 to 40 basis points depending on our total leverage ratio (30 basis points at June 30, 2013).  The facility fee is assessed against the total amount of the 2012 Credit Facility, or $900,000,000. The actual amount of any applicable facility fee, LIBOR rate or base rate is determined based on our total leverage ratio as described in the table below:

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

Although the interest rate on the 2012 Credit Facility is variable, under the 2012 Credit Agreement, we fixed the base LIBOR interest rate on the 2012 Term Loan by entering into an interest rate swap agreement. On September 27, 2012, we entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the 2012 Term Loan at 0.75% per annum for five years.  Accordingly, based upon our leverage ratio, as of June 30, 2013, the interest rate on the 2012 Term Loan was 2.20% per annum.  In addition, based upon our leverage ratio, as of June 30, 2013, there were borrowings of $181,500,000 outstanding under the 2012 Revolver at a weighted average rate of 1.65% per annum.  The weighted average interest rate on all amounts outstanding during the six months ended June 30, 2013 was approximately 1.65% per annum.

As of December 31, 2012, there were borrowings of $216,750,000 outstanding under the 2012 Revolver at a weighted average rate of 1.66% per annum.  The weighted average interest rate on all amounts outstanding during the year ended December 31, 2012 was approximately 2.23% per annum.

The 2012 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to join certain subsidiaries as co-borrowers under the 2012 Credit Agreement and transactions with affiliates. The 2012 Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unencumbered debt service coverage ratio, a maximum ratio of certain investments to total assets and a maximum amount of secured recourse indebtedness. The 2012 Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the 2012 Credit Agreement). In the event of a default by us, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the 2012 Credit Agreement immediately due and payable, terminate the lenders’

commitments to make loans under the 2012 Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the 2012 Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations will become immediately due and payable.  We were in compliance with the 2012 Credit Facility financial covenants as of June 30, 2013.

We may use the proceeds of the loans under the 2012 Credit Agreement to finance the acquisition of real properties and for other permitted investments, to finance investments associated with Sponsored REITs, to refinance or retire existing indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the 2012 Credit Agreement.

Equity Securities

On May 15, 2013, we completed an underwritten public offering of 17,250,000 million shares of our common stock (including 2,250,000 million shares issued as a result of the full exercise of an overallotment option by the underwriter) at a price to the public of $14.00 per share. The proceeds from this public offering, net of underwriter discounts and offering costs, totaled approximately $230.7 million (after payment of offering costs of approximately $10.8 million).

On May 6, 2010, we entered into an on demand offering sales agreement that allows us to offer and sell up to an aggregate gross sales price of $75 million of our common stock from time to time, which we refer to as our ATM Sales Program.  The on demand offering sales agreement for the ATM Sales Program was amended on April 27, 2012 in connection with our filing of a new Registration Statement on Form S-3.  Sales of shares of our common stock depend upon market conditions and other factors determined by us and are deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by us in writing.  We have no obligation to sell any shares of our common stock, and may at any time suspend solicitation and offers.  During the three and six months ended June 30, 2013, we did not sell any shares of our common stock under our ATM Sales Program.  As of June 30, 2013, we were authorized to offer and sell a remainder of approximately $34.3 million of our shares of common stock under the ATM Sales Program.

As of June 30, 2013, we had an automatic shelf registration statement on Form S-3 on file with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our common stock.  From time to time, we expect to issue additional shares of our common stock under our automatic shelf registration statement or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of June 30, 2013, we were committed to fund up to $118.8 million to seven Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $97.8 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Additional information about our Sponsored REIT Loans outstanding as of June 30, 2013, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-consolidated Entities, Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the three and six months ended June 30, 2013 and 2012, respectively, the rental income exceeded the expenses for each individual property, with the exception of our properties located in Southfield, Michigan and Englewood, Colorado.

Our property located in Southfield, Michigan with approximately 215,000 square feet of rentable space was 39.6% leased at June 30, 2012.  The property was sold on December 21, 2012.  Rental revenue did not cover ordinary operating expenses for the three and six months ended June 30, 2012.  The property generated rental income of $259,000 and $624,000 and had operating expenses of $307,000 and $804,000, respectively for the three and six months ended June 30, 2012.

Our property located in Englewood, Colorado with approximately 198,000 square feet of rentable space is 100% leased; however, a lease for 61.7% of rentable space will not commence until July 2013.  As a result, rental revenue did not cover ordinary operating expenses for the three and six months ended June 30, 2013.  The property generated rental income of $404,000 and $812,000 and had operating expenses of $457,000 and $928,000 for the three and six months ended June 30, 2013.  During 2012, rental revenue did not cover ordinary operating expenses for the three months ended June 30, 2012.  The property generated rental income of $509,000 and had operating expenses of $537,000 for the three months ended June 30, 2012. Rental revenue covered ordinary operating expenses for the six months ended June 30, 2012.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  As of June 30, 2013 and December 31, 2012, if market rates on borrowings under our 2012 Revolver increased by 10% at maturity, or approximately 16.5 and 16.6 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.3 million and $0.4 million annually, respectively. Based upon our leverage ratio, the interest rate on our 2012 Revolver as of June 30, 2013 was LIBOR plus 145 basis points, or 1.65% per annum.  We do not believe that the interest rate risk represented by borrowings under our 2012 Revolver is material as of June 30, 2013.

Although the interest rate on the 2012 Credit Facility is variable, the Company fixed the base LIBOR interest rate on the 2012 Term Loan by entering into an interest rate swap agreement.  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the 2012 Term Loan at 0.75% per annum for five years.  Accordingly, based upon the Company’s leverage ratio, as of March 31, 2013, the interest rate on the 2012 Term Loan was 2.20% per annum.  The fair value of the interest rate swap agreement is affected by changes in market interest rates.  We believe that we have mitigated interest rate risk with respect to the 2012 Term Loan through the interest rate swap agreement for the five year term of the 2012 Term Loan. This interest rate swap agreement was our only derivative instrument as of June 30, 2013.

The table below lists our derivative instrument, which is hedging variable cash flows related to interest on our 2012 Term Loan as of June 30, 2013 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
	Value	Rate	Date	Date	Value

Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$6,739

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

We borrow from time-to-time under the 2012 Revolver.  These borrowings bear interest at either (i) a rate equal to LIBOR plus 135 to 190 basis points depending on our total leverage ratio at the time of the borrowing (LIBOR plus 145 basis points, or 1.65% at June 30, 2013) or (ii) a rate equal to the bank’s base rate plus 35 to 90 basis points depending on our total leverage ratio at the time of the borrowing (the bank’s base rate plus 45 basis points, or 3.70% at June 30, 2013).  There were borrowings totaling $181.5 million and $216.8 million on the 2012 Revolver, at a weighted average rate of 1.65% and 1.66% outstanding at June 30, 2013 and December 31, 2012, respectively.  We have drawn on the 2012 Revolver, and intend to draw on the 2012 Revolver in the future for a variety of corporate purposes, including the funding of Sponsored REIT Loans and the acquisition of properties that we acquire directly for our portfolio.  Information about our Sponsored REIT Loans as of June 30, 2013 is incorporated herein by reference to “Part I. - Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Loans to Sponsored REITs - Sponsored REIT Loans”.

The following table presents as of June 30, 2013 our contractual variable rate borrowings under our 2012 Revolver, which matures on September 27, 2016, and under our 2012 Term Loan, which matures on September 27, 2017.  Under the 2012 Revolver, we have the right to extend the initial maturity date by an additional 12 months, or until September 27, 2017, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2012	2013	2014	2015	2016	2017
2012 Revolver (1)	$181,500	$-	$-	$-	$-	$181,500	$-
2012 Term Loan	400,000	-	-	-	-	-	400,000
Total	$581,500	$-	$-	$-	$-	$181,500	$400,000

(1) The 2012 Revolver maturity is in 2016, however borrowings made thereunder are with 30-Day LIBOR advances, which are due or can be renewed at maturity.

Item 4.       Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

None.

Item 5.                     Other Information

On May 22, 2013, the Company acquired a property located at 1999 Broadway in Denver, Colorado.  Additional financial statements relating to this property are being provided as Exhibit 99.1 to comply with applicable rules and regulations of the Securities and Exchange Commission.  In addition, Selected Unaudited Combining Condensed Pro Forma Data of the Company that give effect to this acquisition are attached as Exhibit 99.2.

Item 6.                     Exhibits

The Exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: July 30, 2013	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: July 30, 2013	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

10.1 (3)	Purchase and Sale Agreement, dated July 15, 2013, between MG-1005, LLC and FSP 1001 17th Street LLC.

23.1*	Consent of Braver PC.

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Selected Financial Statements of 1999 Broadway (Denver, Colorado).

99.2*	Selected Unaudited Combining Condensed Consolidated Pro Forma Financial Data reflecting the acquisition of 1999 Broadway in Denver, Colorado.

101**

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to FSP Corp.’s Form 8-A, filed on April 5, 2005 (File No. 001-32470).

(2)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 15, 2013 (File No. 001-32470).

(3)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on July 16, 2013 (File No. 001-32470).

*	Filed herewith.

**

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.