Form 10-Q
period 2013-09-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2013-10-29
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

The number of shares of common stock outstanding as of October 25, 2013 was 100,187,405.

Franklin Street Properties Corp.

Form 10-Q

Quarterly Report

September 30, 2013

PART I — FINANCIAL INFORMATION

Item 1.           Financial Statements

Franklin Street Properties Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share and par value amounts)	2013	2012
Assets:
Real estate assets:
Land	$185,479	$141,545
Buildings and improvements	1,599,519	1,172,928
Fixtures and equipment	985	904
	1,785,983	1,315,377
Less accumulated depreciation	210,293	180,589
Real estate assets, net	1,575,690	1,134,788
Acquired real estate leases, less accumulated amortization of $60,589 and $39,203, respectively	194,893	108,203
Investment in non-consolidated REITs	81,065	81,960
Asset held for sale	10,143	10,575
Cash and cash equivalents	25,539	21,267
Restricted cash	623	575
Tenant rent receivables, less allowance for doubtful accounts of $80 and $1,300, respectively	6,029	1,749
Straight-line rent receivable, less allowance for doubtful accounts of $135 and $135, respectively	40,086	35,374
Related party mortgage loan receivables	98,846	93,896
Prepaid expenses and other assets	11,303	13,761
Other assets: derivative asset	4,365	—
Office computers and furniture, net of accumulated depreciation of $694 and $584, respectively	543	544
Deferred leasing commissions, net of accumulated amortization of $14,402 and $11,812, respectively	27,504	23,376
Total assets	$2,076,629	$1,526,068

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$331,500	$216,750
Term loans payable	620,000	400,000
Accounts payable and accrued expenses	39,907	31,122
Accrued compensation	2,432	2,540
Tenant security deposits	3,891	2,489
Other liabilities: derivative liability	4,579	1,219
Acquired unfavorable real estate leases, less accumulated amortization of $5,936 and $4,618, respectively	15,171	7,199
Total liabilities	1,017,480	661,319

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 100,187,405 and 82,937,405 shares issued and outstanding, respectively	10	8
Additional paid-in capital	1,273,585	1,042,876
Accumulated other comprehensive loss	(214)	(1,219)
Accumulated distributions in excess of accumulated earnings	(214,232)	(176,916)
Total stockholders’ equity	1,059,149	864,749
Total liabilities and stockholders’ equity	$2,076,629	$1,526,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012

Revenue:
Rental	$56,760	$37,944	$145,618	$109,207
Related party revenue:
Management fees and interest income from loans	1,665	3,485	4,929	9,146
Other	21	39	64	112
Total revenue	58,446	41,468	150,611	118,465

Expenses:
Real estate operating expenses	13,991	9,642	35,877	26,938
Real estate taxes and insurance	8,801	5,761	22,704	16,946
Depreciation and amortization	22,163	13,367	54,863	39,031
Selling, general and administrative	3,477	3,141	9,213	7,454
Interest	5,474	4,187	13,856	11,901

Total expenses	53,906	36,098	136,513	102,270

Income before interest income, equity in earnings (losses) of non-consolidated REITs and taxes	4,540	5,370	14,098	16,195
Interest income	5	5	10	17
Equity in earnings (losses) of non-consolidated REITs	(431)	176	(814)	1,061

Income before taxes on income	4,114	5,551	13,294	17,273
Taxes on income	118	80	352	236

Income from continuing operations	3,996	5,471	12,942	17,037

Discontinued operations:
Income (loss) from discontinued operations, net of income tax	98	(169)	294	(563)
Provision for loss on property held for sale of $14,300 less applicable income tax	—	(14,300)	—	(14,300)
Total discontinued operations	98	(14,469)	294	(14,863)

Net income (loss)	$4,094	$(8,998)	$13,236	$2,174

Weighted average number of shares outstanding, basic and diluted	100,187	82,937	91,720	82,937

Earnings per share, basic and diluted, attributable to:
Continuing operations	$0.04	$0.07	$0.14	$0.21
Discontinued operations	0.00	(0.18)	0.00	(0.18)
Net income (loss) per share, basic and diluted	$0.04	$(0.11)	$0.14	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Other Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Net income (loss)	$4,094	$(8,998)	$13,236	$2,174

Other comprehensive income:
Unrealized gain (loss) on derivative financial instruments	(6,953)	—	1,005	—
Total other comprehensive income	(6,953)	—	1,005	—

Comprehensive income (loss)	$(2,859)	$(8,998)	$14,241	$2,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$13,236	$2,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	56,796	41,846
Amortization of above market lease	(277)	56
Provision for loss on property held for sale of $14,300 less applicable income tax	—	14,300
Equity in (earnings) losses of non-consolidated REITs	814	(1,061)
Distributions from non-consolidated REITs	—	1,246
Increase (decrease) in bad debt reserve	(1,220)	105
Changes in operating assets and liabilities:
Restricted cash	(48)	(53)
Tenant rent receivables, net	(3,060)	173
Straight-line rents, net	(3,920)	(3,498)
Lease acquisition costs	(820)	(2,235)
Prepaid expenses and other assets, net	(1,845)	(1,278)
Accounts payable and accrued expenses	6,860	(25)
Accrued compensation	(108)	(28)
Tenant security deposits	1,402	273
Payment of deferred leasing commissions	(7,532)	(2,425)
Net cash provided by operating activities	60,278	49,570
Cash flows from investing activities:
Purchase of real estate assets, office computers and furniture	(468,893)	(49,209)
Acquired real estate leases	(100,143)	(14,376)
Investments in non-consolidated REITs	4,858	(1)
Distributions in excess of earnings from non-consolidated REITs	81	1,487
Investment in related party mortgage loan receivable	(4,950)	(73,920)
Repayment of related party mortgage loan receivable	—	106,200
Changes in deposits on real estate assets	—	—
Net cash used in investing activities	(569,047)	(29,819)
Cash flows from financing activities:
Proceeds from stock offering	241,500	—
Offering costs	(10,789)	—
Distributions to stockholders	(50,552)	(47,274)
Borrowings under bank note payable	160,000	160,000
Repayment of bank note payable	(45,250)	(527,000)
Borrowing from term loan payable	220,000	400,000
Deferred financing costs	(1,868)	(5,328)
Net cash provided by (used in) financing activities	513,041	(19,602)
Net increase in cash and cash equivalents	4,272	149
Cash and cash equivalents, beginning of period	21,267	23,813
Cash and cash equivalents, end of period	$25,539	$23,962

Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$3,617	$774

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

As of September 30, 2013, the Company owned and operated a portfolio of real estate consisting of 40 properties, including one asset held for sale, managed 15 Sponsored REITs and held seven promissory notes secured by mortgages on real estate owned by Sponsored REITs, including one mortgage loan, one construction loan and five revolving lines of credit.  From time-to-time, the Company may acquire real estate, make additional secured loans or acquire a Sponsored REIT.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s investment in real estate assets, including one asset held for sale:

	As of September 30,
	2013	2012
Commercial real estate:
Number of properties	40	37
Rentable square feet	9,807,483	7,439,195

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013 or for any other period.

Financial Instruments

The Company estimates that the carrying values of cash and cash equivalents, restricted cash, receivables, prepaid expenses, accounts payable and accrued expenses, accrued compensation, tenant security deposits and the bank note and term loans payable approximate their fair values based on their short-term maturity and prevailing interest rates.

Reclassifications

Certain amounts from the 2012 financial statements have been reclassified to conform to the 2013 presentation. The reclassifications were related primarily to a property held for sale, which is presented as discontinued operations for all periods presented. Reclassifications of discontinued operations changed rental revenues, operating and maintenance expenses, depreciation and amortization and the related assets. There was no change to net income for any period presented as a result of these reclassifications.

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

2.              Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At September 30, 2013, the Company held a common stock interest in 15 Sponsored REITs, from which it no longer derives economic benefits or risks.  The Company also holds a non-controlling preferred stock investment in two of these Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

In September 2006, the Company purchased 48 preferred shares or 4.6% of the outstanding preferred shares of one of its Sponsored REITs, FSP Phoenix Tower Corp (“Phoenix Tower”).  On December 20, 2012, the property owned by Phoenix Tower was sold and, thereafter, Phoenix Tower declared and issued a liquidating distribution for its preferred shareholders, from which the Company was entitled to $4,862,000.  The Company received $4,752,000 on January 4, 2013 and $96,000 on September 30, 2013.  As of September 30, 2013, the Company held a beneficial interest in the Phoenix Tower liquidating trust in the amount of $14,000, which is included in other assets in the accompanying consolidated balance sheet.  In connection with its common stock ownership of Phoenix Tower, the Company received $10,000 on September 30, 2013.

Equity in earnings (losses) of investment in non-consolidated REITs:

The following table includes equity in earnings (losses) of investments in non-consolidated REITs:

	Nine Months Ended
	September 30,
(in thousands)	2013	2012
Equity in earnings of Phoenix Tower	$—	$48
Equity in earnings (loss) of East Wacker	(572)	1,197
Equity in loss of Grand Boulevard	(242)	(184)
	$(814)	$1,061

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

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.                                      Related Party Transactions and Investments in Non-consolidated Entities (continued)

The Company recorded distributions of $81,000 and $2,733,000 from non-consolidated REITs during the nine months ended September 30, 2013 and 2012, respectively.

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

The operating data below for 2013 and 2012 includes operations of the 15 and 16 Sponsored REITs the Company held an interest in as of September 30, 2013 and 2012, respectively.

At September 30, 2013, December 31, 2012 and September 30, 2012, the Company had ownership interests in 15, 15 and 16 Sponsored REITs, respectively.  Summarized financial information for these Sponsored REITs is as follows:

	September 30,	December 31,
(in thousands)	2013	2012

Balance Sheet Data (unaudited):
Real estate, net	$694,469	$659,655
Other assets	164,153	156,785
Total liabilities	(322,608)	(316,311)
Shareholders’ equity	$536,014	$500,129

	For the Nine Months Ended
	September 30,
(in thousands)	2013	2012

Operating Data (unaudited):
Rental revenues	$70,427	$83,933
Other revenues	52	93
Operating and maintenance expenses	(36,395)	(42,134)
Depreciation and amortization	(23,638)	(26,452)
Interest expense	(10,261)	(13,633)
Net income	$185	$1,807

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $794,000 and $847,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.                                      Related Party Transactions and Investments in Non-consolidated Entities (continued)

The following is a summary of the Sponsored REIT Loans outstanding as of September 30, 2013:

(dollars in thousands)

			Maximum	Amount			Interest
		Maturity	Amount	Drawn at	Interest	Draw	Rate at
Sponsored REIT	Location	Date	of Loan	30-Sep-13	Rate (1)	Fee (2)	30-Sep-13

Secured revolving lines of credit
FSP Highland Place I Corp.	Centennial, CO	31-Dec-13	$5,500	$1,575	L+4.4%	0.5%	4.58%
FSP Satellite Place Corp.	Duluth, GA	31-Mar-14	5,500	5,500	L+4.4%	0.5%	4.58%
FSP 1441 Main Street Corp.	Columbia, SC	31-Mar-14	10,800	9,000	L+4.4%	0.5%	4.58%
FSP 505 Waterford Corp.	Plymouth, MN	30-Nov-13	7,000	2,350	L+4.4%	0.5%	4.58%
FSP Galleria North Corp.	Dallas, TX	30-Jan-15	15,000	9,880	L+5.0%	0.5%	5.18%

Secured construction loan
FSP 385 Interlocken Development Corp.	Broomfield, CO	30-Apr-14	42,000	37,541	L+4.4%	n/a	4.58%

Mortgage loan secured by property
FSP Energy Tower I Corp. (3)	Houston, TX	5-Jul-14	33,000	33,000	6.41%	n/a	6.41%

			$118,800	$98,846

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

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $4,135,000 and $8,299,000 for the nine months ended September 30, 2013 and 2012, respectively.

3.              Significant Acquisitions

During the nine months ended September 30, 2013, the Company acquired three properties with an aggregate of approximately 1,951,000 rentable square feet at an aggregate purchase price of approximately $558 million excluding closing costs and adjustments.  One property is located in Atlanta, Georgia and two properties are located in Denver, Colorado.  The Company expensed acquisition costs of approximately $556,000 related to these acquisitions.

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

The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

Real estate assets	$454,447
Value of acquired real estate leases	110,039
Acquired unfavorable leases	(9,897)
Total	$554,589

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.              Significant Acquisitions (continued)

The Company assessed the fair value of the acquired real estate leases based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 in the fair value hierarchy.

Pro forma operating results for the Company and the acquisitions are shown in the following table.  The results assume that the properties were acquired on January 1, 2012.  The results are not necessarily indicative of what the Company’s actual results of operations would have been for the periods indicated, nor do they purport to represent the results of operations of any future periods.

	For the Three Months Ended		For the Nine Months Ended
(unaudited)	September 30,		September 30,
(in thousands except per share amounts)	2013	2012	2013	2012

Revenue	$61,300	$53,895	$178,322	$155,747
Income from continuing operations	$4,080	$2,539	$8,175	$7,687
Net income	$4,178	$(11,930)	$8,469	$(7,176)
Weighted average shares outstanding	100,187	82,937	91,720	82,937

Income from continuing operations per share	$0.04	$0.03	$0.09	$0.09
Net income per share	$0.04	$(0.14)	$0.09	$(0.09)

During the nine months ended September 30, 2013, the Company recognized approximately $14.2 million of revenues and $1.4 million of net income from operations of these acquisitions.

4.              Bank note payable

2013 Term Loan

On August 26, 2013, the Company and certain of its wholly-owned subsidiaries entered into a Credit Agreement (the “2013 Credit Agreement”) with the lending institutions referenced in the 2013 Credit Agreement and those lenders from time to time party thereto and Bank of Montreal, as administrative agent, to provide for a single unsecured term loan borrowing on the closing date in the amount of $220,000,000 (the “2013 Term Loan”).  On August 26, 2013, the Company drew down $220,000,000 under the 2013 Term Loan.  The 2013 Term Loan has a seven year term that matures on August 26, 2020.  The 2013 Term Loan includes an accordion feature that allows for up to $50,000,000 of additional loans subject to receipt of lender commitments and satisfaction of certain customary conditions.

The 2013 Term Loan bears interest at either (i) a rate equal to LIBOR plus 145 to 220 basis points depending on the Company’s total leverage ratio for the applicable period (LIBOR plus 145 basis points, or 1.63% at September 30, 2013) or (ii) a rate equal to the bank’s base rate plus 45 to 120 basis points depending on our total leverage ratio for the applicable period (the bank’s base rate plus 45 basis points, or 3.70% at September 30, 2013).  The actual LIBOR rate or base rate is determined based on the Company’s total leverage ratio for the applicable period as described in the table below:

Leverage Ratio					Base
Greater		Less Than	LIBOR		Rate
Than		or Equal to	Margin		Margin

—		25%	145.0	bps	45.0	bps
25%	and	35%	155.0	bps	55.0	bps
35%	and	45%	165.0	bps	65.0	bps
45%	and	55%	190.0	bps	90.0	bps
55%	and		220.0	bps	120.0	bps

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.              Bank note payable (continued)

Notwithstanding the Company’s actual leverage ratio and the table above, during the period from closing and funding on August 26, 2013 until the Company furnishes Bank of Montreal with its compliance certificate (the “Compliance Certificate”) for the quarter ended September 30, 2013, the 2013 Term Loan bears interest at the < 25% leverage ratio.  From and after the Company furnishes the Compliance Certificate to Bank of Montreal, the 2013 Term Loan will bear interest based on the Company’s actual total leverage ratio for the applicable period as described in the table above.

Although the interest rate on the 2013 Term Loan is variable, the Company fixed the base LIBOR interest rate on the 2013 Term Loan by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the 2013 Term Loan at 2.32% per annum for seven years.  Accordingly, based upon the Company’s leverage ratio, as of September 30, 2013, the interest rate on the 2013 Term Loan was 3.77% per annum.

The 2013 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to join certain subsidiaries as co-borrowers under the 2013 Credit Agreement and transactions with affiliates. The 2013 Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unencumbered debt service coverage ratio, a maximum ratio of certain investments to total assets and a maximum amount of secured recourse indebtedness. The 2013 Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the 2013 Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the 2013 Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the 2013 Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the 2013 Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the 2013 Term Loan financial covenants as of September 30, 2013.

The Company may use the proceeds of the 2013 Term Loan to finance the acquisition of real properties and for other permitted investments, to finance investments associated with Sponsored REITs, to refinance or retire existing indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the 2013 Credit Agreement.

2012 Credit Facility

As of September 30, 2013, the Company had bank notes payable to a group of banks for an unsecured credit facility comprised of both a revolving line of credit and a term loan (the “2012 Credit Facility”). The revolving line of credit portion of the 2012 Credit Facility is for borrowings, at the Company’s election, of up to $500,000,000 (the “2012 Revolver”). The term loan portion of the 2012 Credit Facility is for $400,000,000 (the “2012 Term Loan”).  The 2012 Revolver includes an accordion feature that allows for up to $250,000,000 of additional borrowing capacity subject to receipt of lender commitments and satisfaction of certain customary conditions.

On September 27, 2012, the Company and certain of its wholly-owned subsidiaries entered into an Amended and Restated Credit Agreement (as amended, the “2012 Credit Agreement”) with the lending institutions referenced in the 2012 Credit Agreement and those lenders from time to time party thereto and Bank of America, N.A., as administrative agent, letter of credit issuer and swing line lender, for the 2012 Credit Facility.  On September 27, 2012, the Company drew down the entire $400,000,000 under the 2012 Term Loan and $82,000,000 under the 2012 Revolver. The Company’s $600,000,000 revolving credit facility (the “2011 Revolver”) that was scheduled to mature on February 22, 2014 was amended and restated in its entirety by the 2012 Credit Agreement and the $482,000,000 in advances outstanding under the 2011 Revolver were repaid from the proceeds of the 2012 Credit Facility.

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

The 2012 Credit Facility bears interest at either (i) a rate equal to LIBOR plus 135 to 190 basis points depending on the Company’s total leverage ratio at the time of the borrowing (LIBOR plus 140 basis points, or 1.58% at September 30, 2013) or (ii) a rate equal to the bank’s base rate plus 35 to 90 basis points depending on our total leverage ratio at the time of the borrowing (the bank’s base rate plus 40 basis points, or 3.65% at September 30, 2013).  The 2012 Credit Facility also obligates the Company to pay an annual facility fee of 20 to 40 basis points depending on the Company’s total leverage ratio (25 basis points at September 30, 2013).  The facility fee is assessed against the total amount of the 2012 Credit Facility, or $900,000,000. The actual amount of any applicable facility fee, LIBOR rate or base rate is determined based on the Company’s total leverage ratio as described in the table below:

Leverage Ratio							Base
Greater		Less Than	Facility		LIBOR		Rate
Than		or Equal to	Fee		Margin		Margin

—		25%	20.0	bps	135.0	bps	35.0	bps
25%	and	35%	25.0	bps	140.0	bps	40.0	bps
35%	and	45%	30.0	bps	145.0	bps	45.0	bps
45%	and	55%	35.0	bps	165.0	bps	65.0	bps
55%	and		40.0	bps	190.0	bps	90.0	bps

For purposes of the 2012 Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 1/2 of 1.00%, and (iii) the one month LIBOR base rate for such day plus 1.00%.

Although the interest rate on the 2012 Credit Facility is variable, under the 2012 Credit Agreement, the Company fixed the base LIBOR interest rate on the 2012 Term Loan by entering into an interest rate swap agreement. On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the 2012 Term Loan at 0.75% per annum for five years.  Accordingly, based upon the Company’s leverage ratio, as of September 30, 2013, the interest rate on the 2012 Term Loan was 2.20% per annum.  In addition, based upon the Company’s leverage ratio, as of September 30, 2013, there were borrowings of $331,500,000 outstanding under the 2012 Revolver at a weighted average rate of 1.65% per annum.  The weighted average interest rate on all amounts outstanding on the 2012 Revolver during the nine months ended September 30, 2013 was approximately 1.63% per annum.

As of December 31, 2012, there were borrowings of $216,750,000 outstanding under the 2012 Revolver at a weighted average rate of 2.23% per annum.

The 2012 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to join certain subsidiaries as co-borrowers under the 2012 Credit Agreement and transactions with affiliates. The 2012 Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unencumbered debt service coverage ratio, a maximum ratio of certain investments to total assets and a maximum amount of secured recourse indebtedness. The 2012 Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the 2012 Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the 2012 Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the 2012 Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the 2012 Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the 2012 Credit Facility financial covenants as of September 30, 2013.

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

5.              Financial Instruments: Derivatives and Hedging

On August 26, 2013, the Company fixed the interest rate for seven years on the 2013 Term Loan with an interest rate swap agreement (the “2013 Interest Rate Swap”) and on September 27, 2012, the Company fixed the interest rate for five years on the 2012 Term Loan with an interest rate swap agreement (the “2012 Interest Rate Swap”). The variable rates that were fixed under the 2013 Interest Rate Swap and the 2012 Interest Rate Swap are described in Note 4.

The 2013 Interest Rate Swap and the 2012 Interest Rate Swap qualify as cash flow hedges and have been recognized on the consolidated balance sheet at fair value.  If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings, which may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

The following table summarizes the notional and fair value of our derivative financial instruments at September 30, 2013.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2013 Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(4,579)
2012 Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$4,365

On September 30, 2013, the 2013 Interest Rate Swap was reported as a liability at its fair value of approximately $4.6 million and the 2012 Interest Rate Swap was reported as an asset at its fair value of approximately $4.4 million.  These are included in other liabilities: derivative liability and other assets: derivative asset on the consolidated balance sheet at September 30, 2013, respectively.  Offsetting adjustments are reported as unrealized gains or losses on derivative financial instruments in accumulated other comprehensive income of $1.0 million.  During the nine months ended September 30, 2013, $2.1 million was reclassified out of other comprehensive income and into interest expense.

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $0.4 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

We are hedging the exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

The fair value of the Company’s derivative instruments are determined using the net discounted cash flows of the expected cash flows of the derivative based on the market based interest rate curve. These financial instruments were classified within Level 2 of the fair value hierarchy and were classified as an asset or liability on the condensed consolidated balance sheet.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.              Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at September 30, 2013 and 2012, respectively.

7.              Stockholders’ Equity

As of September 30, 2013, the Company had 100,187,405 shares of common stock outstanding.

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

On May 6, 2010, the Company entered into an on demand offering sales agreement whereby the Company may offer and sell up to an aggregate gross sales price of $75 million of its common stock from time to time (the “ATM Sales Program”).  The on demand offering sales agreement for the ATM Sales Program was amended on April 27, 2012 in connection with the Company’s filing of a new Registration Statement on Form S-3.  Sales of shares of the Company’s common stock depend upon market conditions and other factors determined by the Company and may be deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by the Company in writing.  The Company has no obligation to sell any shares of its common stock, and may at any time suspend solicitation and offers. During the three and nine months ended September 30, 2013, the Company did not sell any shares under the ATM Sales Program.  As of September 30, 2013, the Company was authorized to offer and sell a remainder of approximately $34.3 million of its shares of common stock under the ATM Sales Program.

The Company declared and paid dividends as follows (in thousands, except per share amounts):

Quarter Paid	Dividends Per Share	Total Dividends

First quarter of 2013	$0.19	$15,758
Second quarter of 2013	$0.19	$15,758
Third quarter of 2013	$0.19	$19,036

First quarter of 2012	$0.19	$15,758
Second quarter of 2012	$0.19	$15,758
Third quarter of 2012	$0.19	$15,758

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

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

(Unaudited)

8.                        Income Taxes (continued)

Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2010 and thereafter.

Income taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company’s assets and liabilities.  In estimating future tax consequences, potential future events are considered except for potential changes in income tax law or in rates.

The Company is subject to business tax (the “Revised Texas Franchise Tax”).  The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure it is considered an income tax.  The Company recorded a provision for income taxes on its income statement of $337,000 and $234,000 for the nine months ended September 30, 2013 and 2012, respectively.

The income tax expense reflected in the consolidated statements of income relates primarily to a franchise tax on our Texas properties.  FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties and the tax expenses associated with these activities are reported as Other Taxes in the table below:

	For the
	Nine Months Ended
	September 30,
(in thousands)	2013	2012

Revised Texas franchise tax	$337	$234
Other Taxes	15	2
Income tax expense	$352	$236

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

During the three months ended September 30, 2013, the Company reached an agreement to sell an office property located in Richardson, Texas.  The property was classified as an asset held for sale at September 30, 2013 and is expected to be sold within one year in excess of its net book value.  The Company sold an office property located in Southfield, Michigan, on December 21, 2012.  Accordingly, both properties were classified as discontinued for all periods presented.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

(Unaudited)

9.                                      Discontinued Operations (Continued)

The operating results for discontinued operations are summarized below.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Rental revenue	$305	$560	$917	$1,795
Rental operating expenses	—	(282)	—	(889)
Real estate taxes and insurance	(2)	(73)	(7)	(278)
Depreciation and amortization	(205)	(374)	(616)	(1,191)
Loss from discontinued operations	$98	$(169)	$294	$(563)

10.                               Subsequent Events

On October 11 2013, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on November 14, 2013 to stockholders of record on October 25, 2013.

On October 10, 2013, the Company made a $1.2 million advance pursuant to a Sponsored REIT loan to FSP Galleria North Corp.

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

Overview

FSP Corp., or we, operate in the real estate operations segment. The real estate operations segment involves real estate rental operations, leasing, secured financing of real estate and services provided for asset management, property management, property acquisitions, dispositions and development.  Our current strategy is to invest in select urban infill and central business district office properties, with primary emphasis on our top five markets of Atlanta, Dallas, Denver, Houston and Minneapolis. We will also monitor San Diego, Silicon Valley, Greater Boston, Raleigh-Durham, and Greater Washington, DC, as well as other markets, for opportunistic investments.  FSP Corp. seeks value-oriented investments with an eye towards long-term growth and appreciation, as well as current income.

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

Real Estate Operations

Leasing

Our real estate portfolio was approximately 93.8% leased as of September 30, 2013, a decrease from 94.4% as of June 30, 2013.  The drop in leased percentage for the third quarter was primarily attributable to the acquisition of a 655,420 square foot office building in Denver, Colorado that was 88.5% leased at the time of acquisition.  We believe this property offers an excellent opportunity to increase occupancy and rental income stream within a vibrant and growing Denver central business district office market, creating incremental value for the Company.  During the nine months ended September 30, 2013, we leased approximately 645,000 square feet of office space, of which approximately 457,000 square feet were with existing tenants, at a weighted average term of 7.75 years.  On average, tenant improvements for such leases were $22.14 per square foot, lease commissions were $9.14 per square foot and rent concessions were approximately four months of free rent.  Average GAAP base rents under such leases were $23.13 per square foot, or 10.4% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2012.

As of September 30, 2013, approximately 0.6% of the square footage in our portfolio is scheduled to expire during the remainder of 2013, and approximately 4.9% is scheduled to expire during 2014.  As the fourth quarter of 2013 begins, our property portfolio is well stabilized, with a balanced lease expiration schedule.  We believe that most of our largest property markets are now experiencing positive trends in both occupancies and rental rates.

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

•                  on August 28, we acquired an office property with approximately 655,565 rentable square feet of space for $217.0 million located in the central business district of Denver, Colorado; and

•                  funded advances on Sponsored REIT Loans for revolving lines of credit of an aggregate of approximately $5.0 million.

Additional potential real estate investment opportunities are actively being explored and we would anticipate further real estate investments in the future.

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

Property Dispositions

We include properties sold or held for sale as discontinued operations in our consolidated financial statements for all periods presented.  During the three months ended September 30, 2013, we reached an agreement to sell an office property located in Richardson, Texas.  The property was classified as an asset held for sale at September 30, 2013 and is expected to be sold within one year in excess of its net book value.  The Company sold an office property located in Southfield, Michigan, on December 21, 2012.  Accordingly, both properties were classified as discontinued for all periods presented.

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

Results of Operations

Impact of Real Estate Acquisitions and Investment Activity:

The results of operations for each of the acquired properties are included in our operating results as of their respective purchase dates and the funding and repayment dates for mortgage investments.  Increases or decreases in interest income and increases in rental revenues and expenses for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, are primarily a result of the timing of these acquisitions and subsequent contribution of these acquired properties as well as the effect on interest income from the dates of funding and repayment on our mortgage investments.

The following table shows results for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,
(in thousands)	2013	2012	Change
Revenue:
Rental	$56,760	$37,944	$18,816
Related party revenue:
Management fees and interest income from loans	1,665	3,485	(1,820)
Other	21	39	(18)
Total revenue	58,446	41,468	16,978

Expenses:
Real estate operating expenses	13,991	9,642	4,349
Real estate taxes and insurance	8,801	5,761	3,040
Depreciation and amortization	22,163	13,367	8,796
Selling, general and administrative	3,477	3,141	336
Interest	5,474	4,187	1,287
Total expenses	53,906	36,098	17,808

Income before interest income, equity in earnings (losses) of non-consolidated REITs and taxes	4,540	5,370	(830)
Interest income	5	5	—
Equity in earnings (losses) of non-consolidated REITs	(431)	176	(607)

Income before taxes on income	4,114	5,551	(1,437)
Taxes on income	118	80	38

Income from continuing operations	3,996	5,471	(1,475)

Discontinued operations:
Income (loss) from discontinued operations, net of income tax	98	(169)	267
Provision for loss on property held for sale of $14,300 less applicable income tax	—	(14,300)	14,300
Total discontinued operations	98	(14,469)	14,567

Net income	$4,094	$(8,998)	$13,092

Comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012:

Revenues

Total revenues increased by $17.0 million to $58.4 million for the quarter ended September 30, 2013, as compared to the quarter ended September 30, 2012.  The increase was primarily a result of:

•                  An increase in rental revenue of approximately $18.8 million arising primarily from property acquisitions in July 2012, November 2012, May 2013, July 2013 and August 2013, which were included in the quarter ended September 30, 2013; and to a lesser extent, leasing, which raised occupancy approximately 2.5% in the continuing real estate portfolio at September 30, 2013 compared to September 30, 2012.

•                  The increase was partially offset by a $1.8 million decrease in interest income from loans to Sponsored REITs, which was primarily a result of repayment of two loans that were outstanding during the three months ended September 30, 2012 and that were repaid in July and December 2012.  These repayments resulted in lower average loan receivable balances from which interest income is derived, during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

Expenses

Total expenses increased by $17.8 million to $53.9 million for the quarter ended September 30, 2013, as compared to the quarter ended September 30, 2012.  The increase was primarily a result of:

•                  An increase in real estate operating expenses and real estate taxes and insurance of approximately $7.4 million, and depreciation and amortization of $8.8 million, which were primarily from property acquisitions in July 2012, November 2012, May 2013, July 2013 and August 2013, which were included in the quarter ended September 30, 2013.

•                  An increase to interest expense of approximately $1.3 million to $5.5 million during the three months ended September 30, 2013 compared to the same period in 2012.  The increase was attributable to a higher amount of debt outstanding, which was partially offset by lower average interest rates during the third quarter of 2013 compared to the third quarter of 2012.

•                  An increase in selling, general and administrative expenses of approximately $0.3 million, which was primarily the result of increased personnel related expenses, acquisition costs and professional fees.  We had 35 and 35 employees as of September 30, 2013 and 2012, respectively, at our headquarters in Wakefield, Massachusetts.

Equity in earnings (losses) of non-consolidated REITs

Equity in earnings (losses) from non-consolidated REITs decreased approximately $0.6 million to a loss of $0.4 million during the three months ended September 30, 2013 compared to income of $0.2 million for the same period in 2012.  The decrease was primarily because equity in income from our preferred stock investment in a Sponsored REIT, FSP 303 East Wacker Drive Corp., which we refer to as East Wacker, decreased $0.6 million during the three months ended September 30, 2013 compared to the same period in 2012.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties that increased $25,000 and federal income taxes of $13,000 for the three months ended September 30, 2013, compared to the three months ended September 30, 2012.

Income from continuing operations

Income from continuing operations for the three months ended September 30, 2013 was $4.0 million compared to $5.5 million for the three months ended September 30, 2012, for the reasons described above.

Discontinued operations and provision for sale of property

Income from discontinued operations increased $14.6 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.  During September 2013, we reached an agreement to sell an office property located in Richardson, Texas in excess of its net book value.  In September 2012, we reached a decision to classify an office property in Southfield Michigan and recorded a provision for loss on the property of $14.3 million.  The property was sold in December 2012.  These assets are classified as held for sale on our balance sheet and resulted in a reclassification of real estate income and expenses of these properties to discontinued operations for all periods presented.

Net income

Net income for the three months ended September 30, 2013 was $4.1 million compared to a net loss of $9.0 million for the three months ended September 30, 2012, for the reasons described above.

The following table shows results for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,
(in thousands)	2013	2012	Change
Revenue:
Rental	$145,618	$109,207	$36,411
Related party revenue:
Management fees and interest income from loans	4,929	9,146	(4,217)
Other	64	112	(48)
Total revenue	150,611	118,465	32,146

Expenses:
Real estate operating expenses	35,877	26,938	8,939
Real estate taxes and insurance	22,704	16,946	5,758
Depreciation and amortization	54,863	39,031	15,832
Selling, general and administrative	9,213	7,454	1,759
Interest	13,856	11,901	1,955
Total expenses	136,513	102,270	34,243

Income before interest income, equity in earnings (losses) of non-consolidated REITs and taxes	14,098	16,195	(2,097)
Interest income	10	17	(7)
Equity in earnings (losses) of non-consolidated REITs	(814)	1,061	(1,875)

Income before taxes on income	13,294	17,273	(3,979)
Taxes on income	352	236	116

Income from continuing operations	12,942	17,037	(4,095)

Discontinued operations:
Income (loss) from discontinued operations, net of income tax	294	(563)	857
Provision for loss on property held for sale of $14,300 less applicable income tax	—	(14,300)	14,300
Total discontinued operations	294	(14,863)	15,157

Net income	$13,236	$2,174	$11,062

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012:

Revenues

Total revenues increased by $32.1 million to $150.6 million for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.  The increase was primarily a result of:

•                  An increase in rental revenue of approximately $36.4 million arising primarily from property acquisitions in July 2012, November 2012, May 2013, July 2013 and August 2013, which were included in the nine months ended September 30, 2013; and to a lesser extent, leasing, which raised occupancy approximately 2.5% in the continuing real estate portfolio at September 30, 2013 compared to September 30, 2012.

•                  The increase was partially offset by a $4.2 million decrease in interest income from loans to Sponsored REITs, which was primarily a result of repayment of two loans that were outstanding during the nine months ended September 30, 2012 and that were repaid in July and December 2012.  These repayments resulted in lower average loan receivable balances from which interest income is derived, during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.

Expenses

Total expenses increased by $34.2 million to $136.5 million for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.  The increase was primarily a result of:

•                  An increase in real estate operating expenses and real estate taxes and insurance of approximately $14.7 million, and depreciation and amortization of $15.8 million, which were primarily from property acquisitions in July 2012, November 2012, May 2013, July 2013 and August 2013, which were included in the nine months ended September 30, 2013.

•                  An increase to interest expense of approximately $2.0 million to $13.9 million during the nine months ended September 30, 2013 compared to the same period in 2012.  The increase was attributable to a higher amount of debt outstanding, which was partially offset by lower average interest rates during the nine months ended September 30, 2013 compared to the same period in 2012.

•                  An increase in selling, general and administrative expenses of approximately $1.7 million, which was primarily the result of increased personnel related expenses, acquisition costs and professional fees.  We had 35 and 35 employees as of September 30, 2013 and 2012, respectively, at our headquarters in Wakefield, Massachusetts.

Equity in earnings (losses) of non-consolidated REITs

Equity in earnings (losses) from non-consolidated REITs decreased approximately $1.9 million to a loss of $0.8 million during the nine months ended September 30, 2013 compared to income of $1.1 million for the same period in 2012.  The decrease was primarily because equity in income from our preferred stock investment in a Sponsored REIT, FSP 303 East Wacker Drive Corp., which we refer to as East Wacker, decreased $1.8 million during the nine months ended September 30, 2013 compared to the same period in 2012.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties that increased $103,000 and federal income taxes of $13,000 for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.

Income from continuing operations

Income from continuing operations for the nine months ended September 30, 2013 was $12.9 million compared to $17.0 million for the nine months ended September 30, 2012, for the reasons described above.

Discontinued operations and provision for sale of property

Income from discontinued operations increased $15.2 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  During September 2013, we reached an agreement to sell an office property located in Richardson, Texas in excess of its net book value.  In September 30, 2012, we reached a decision to classify an office property in Southfield Michigan and recorded a provision for loss on the property of $14.3 million.  The property was sold in December 2012.  These assets are classified as held for sale on our balance sheet and resulted in a reclassification of real estate income and expenses of these properties to discontinued operations for all periods presented.

Net income

Net income for the nine months ended September 30, 2013 was $13.2 million compared to net income of $2.2 million for the nine months ended September 30, 2012, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands):	2013	2012	2013	2012

Net income (loss)	$4,094	$(8,998)	$13,236	$2,174
(Gain) on sale of properties and Provision for loss on property held for sale of $14,300 less applicable income tax	—	14,300	—	14,300
Equity in earnings (losses) of non-consolidated REITs	431	(176)	814	(1,061)
Distribution from non-consolidated REITs	27	907	81	2,733
Depreciation and amortization	22,176	13,779	55,205	40,279
NAREIT FFO	26,728	19,812	69,336	58,425
Acquisition costs of new properties	406	101	556	101

Funds From Operations	$27,134	$19,913	$69,892	$58,526

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

Net Operating Income (NOI)*

	Rentable				Nine Months				Nine Months
	Square Feet	Three Months Ended			Ended	Three Months Ended			Ended	Inc	%
(in thousands)	or RSF	31-Mar-13	30-Jun-13	30-Sep-13	30-Sep-13	31-Mar-12	30-Jun-12	30-Sep-12	30-Sep-12	(Dec)	Change
Region
East	1,441	$4,756	$5,440	$4,914	$15,110	$5,113	$4,723	$4,799	$14,635	$475	3.2%
MidWest	1,682	4,839	5,008	4,944	14,791	5,122	4,980	5,164	15,266	(475)	-3.1%
South	2,508	9,307	9,393	9,230	27,930	8,963	8,764	9,218	26,945	985	3.7%
West	1,088	2,350	2,118	2,440	6,908	2,278	2,443	2,428	7,149	(241)	-3.4%
Same Store	6,719	21,252	21,959	21,528	64,739	21,476	20,910	21,609	63,995	744	1.2%

Acquisitions	2,966	3,920	5,106	11,812	20,838	—	—	712	712	20,126	31.1%
Property NOI from the continuing portfolio	9,685	25,172	27,065	33,340	85,577	21,476	20,910	22,321	64,707	20,870	32.3%
Dispositions and asset held for sale		252	252	253	757	118	204	155	477	280	0.1%
Property NOI		$25,424	$27,317	$33,593	$86,334	$21,594	$21,114	$22,476	$65,184	$21,150	32.4%

Same Store		$21,252	$21,959	$21,528	$64,739	$21,476	$20,910	$21,609	$63,995	$744	1.2%

Less Nonrecurring
Items in NOI (a)		63	557	—	620	514	21	307	842	(222)	0.3%

Comparative
Same Store		$21,189	$21,402	$21,528	$64,119	$20,962	$20,889	$21,302	$63,153	$966	1.5%

				Nine Months				Nine Months
	Three Months Ended			Ended	Three Months Ended			Ended
	31-Mar-13	30-Jun-13	30-Sep-13	30-Sep-13	31-Mar-12	30-Jun-12	30-Sep-12	30-Sep-12
Reconciliation to Net income
Net Income	$4,401	$4,741	$4,094	$13,236	$5,738	$5,434	$(8,998)	$2,174
Add (deduct):
Discontinued operations	(98)	(98)	(98)	(294)	222	172	169	563
Loss provision or (gain) on sale of assets	—	—	—	—	—	—	14,300	14,300
Management fee income	(559)	(553)	(692)	(1,804)	(488)	(479)	(562)	(1,529)
Depreciation and amortization	15,784	16,916	22,163	54,863	12,866	12,798	13,367	39,031
Amortization of above/below market leases	48	(27)	(143)	(122)	91	31	86	208
Selling, general and administrative	2,532	3,204	3,477	9,213	2,077	2,236	3,141	7,454
Interest expense	4,208	4,174	5,474	13,856	3,677	4,037	4,187	11,901
Interest income	(1,353)	(1,382)	(1,411)	(4,146)	(2,340)	(2,774)	(3,201)	(8,315)
Equity in earnings of nonconsolidated REITs	187	196	431	814	(391)	(494)	(176)	(1,061)
Non-property specific items, net	22	(106)	45	(39)	24	(51)	8	(19)

Property NOI from the continuing portfolio	$25,172	$27,065	$33,340	$85,577	$21,476	$20,910	$22,321	$64,707

Dispositions and asset held for sale	252	252	253	757	118	204	155	477
Property NOI	$25,424	$27,317	$33,593	$86,334	$21,594	$21,114	$22,476	$65,184

(a)       Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the three months ending September 30, 2013 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	September 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2013 (a)(c)	Square Feet (b)(c)

Park Seneca	Charlotte	NC	1969	109,674	85,787	78.2%	$15.69
Forest Park	Charlotte	NC	1999	62,212	62,212	100.0%	14.34
Meadow Point	Chantilly	VA	1999	138,537	128,341	92.6%	26.82
Innsbrook	Glen Allen	VA	1999	298,456	295,054	98.9%	17.86
East Baltimore	Baltimore	MD	1989	325,445	234,906	72.2%	24.60
Loudoun Tech Center	Dulles	VA	1999	135,888	135,888	100.0%	15.85
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	38.16
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	35.61
East total				1,441,212	1,313,187	91.1%	24.65
Northwest Point	Elk Grove Village	IL	1999	176,848	176,848	100.0%	19.33
909 Davis Street	Evanston	IL	2002	195,245	191,223	97.9%	34.50
River Crossing	Indianapolis	IN	1998	205,059	189,105	92.2%	22.13
Timberlake	Chesterfield	MO	1999	232,766	227,203	97.6%	21.38
Timberlake East	Chesterfield	MO	2000	116,197	109,365	94.1%	22.92
Lakeside Crossing	St. Louis	MO	2008	127,778	127,778	100.0%	24.51
Eden Bluff	Eden Praire	MN	2006	153,028	153,028	100.0%	27.43
121 South 8th Street	Minneapolis	MN	1974	474,791	428,309	90.2%	15.04
Midwest total				1,681,712	1,602,859	95.3%	22.04
Blue Lagoon Drive	Miami	FL	2002	212,619	212,619	100.0%	23.72
One Overton Place	Atlanta	GA	2002	387,267	331,191	85.5%	22.84
Willow Bend Office Center	Plano	TX	1999	117,050	102,735	87.8%	20.95
Park Ten	Houston	TX	1999	157,460	155,649	98.9%	28.56
Addison Circle	Addison	TX	1999	293,787	282,182	96.1%	23.94
Collins Crossing	Richardson	TX	1999	298,766	278,301	93.2%	23.71
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	29.55

The information presented below provides the weighted average GAAP rent per square foot for the three months ending September 30, 2013 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied		Weighted
			Year Built		Weighted	Percentage as of		Average
			or	Net Rentable	Occupied	September 30,		Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2013 (a)(c)		Square Feet (b)(c)

Park Ten Phase II	Houston	TX	2006	156,746	156,746	100.0%		31.88
Liberty Plaza	Addison	TX	1985	218,934	181,343	82.8%		19.66
Legacy Tennyson Center	Plano	TX	1999/2008	202,600	202,600	100.0%		18.84
One Legacy Circle	Plano	TX	2008	214,110	214,110	100.0%		31.74
East Renner Road	Richardson	TX	1999	122,300	122,300	100.0%		9.99
One Ravinia Drive	Atlanta	GA	1985	386,603	339,167	87.7%		21.95
Westchase I & II	Houston	TX	1983/2008	629,025	605,059	96.2%		30.42
999 Peachtree	Atlanta	GA	1987	621,946	588,112	94.6	%(c)	28.59	(c)
South Total				4,267,612	4,020,513	94.2%		25.61
Centennial Technology Center	Colorado Springs	CO	1999	110,405	94,297	85.4%		15.41
380 Interlocken	Broomfield	CO	2000	240,184	207,087	86.2%		29.40
1999 Broadway	Denver	CO	1986	673,793	645,022	95.7	%(c)	30.33	(c)
1001 17th Street	Denver	CO	1977/2006	655,420	579,719	88.5	%(c)	31.68	(c)
Greenwood Plaza	Englewood	CO	2000	196,236	115,583	58.9%		20.28
390 Interlocken	Broomfield	CO	2002	241,516	193,648	80.2%		28.31
Hillview Center	Milpitas	CA	1984	36,288	36,288	100.0%		15.42
Federal Way	Federal Way	WA	1982	117,010	55,685	47.6%		18.32
Montague Business Center	San Jose	CA	1982	145,951	145,951	100.0%		15.54
West Total				2,416,803	2,073,279	85.8%		27.56

Grand Total				9,807,339	9,009,838	91.9%		$25.29

(a)           Based on weighted occupied square feet for the nine months ended September 30, 2013, including month-to-month tenants, divided by the Property’s net rentable square footage.

(b)          Represents annualized GAAP rental revenue for nine months ended September 30, 2013 per weighted occupied square foot.

(c)           For Properties purchased during 2013, period represents from acquisition date through Septmber 30, 2013 for calculations.

Liquidity and Capital Resources

Cash and cash equivalents were $25.5 million and $21.3 million at September 30, 2013 and December 31, 2012, respectively. The increase of $4.2 million is attributable to $60.3 million provided by operating activities less $569.0 million used in investing activities, plus $513.1 million provided by financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $60.3 million is primarily attributable to net income of $13.2 million, plus the add-back of $52.2 million of non-cash activities, a $6.7 million decrease in accounts payable and accrued expenses and a $1.4 million increase from tenant security deposits.  These increases were partially offset by a $7.5 million in payments of deferred leasing commissions, $1.8 million increase in prepaid expenses and other assets, a $3.1 million increase in tenant rents receivable and a $0.8 million increase in lease acquisition costs.

Investing Activities

Our cash used in investing activities for the nine months ended September 30, 2013 of $569.0 million is primarily attributable to additions to real estate investments and office equipment of approximately $569.0 million and an increase in secured loans made to Sponsored REITs of $5.0 million, which was partially offset by a $4.9 million distribution received from a preferred stock investment, which was sold in December, and $0.1 million of distributions in excess of earnings from non-consolidated REITs.

Financing Activities

Our cash provided by financing activities for the nine months ended September 30, 2013 of $513.1 million is primarily attributable to net proceeds from an equity offering of $230.7 million, net borrowings under the 2012 Revolver of $114.8 million and the proceeds of the 2013 Term Loan of $220.0 million.  These increases were partially offset by distributions paid to stockholders of $50.5 million and payment of financing costs to secure the 2013 Term Loan of $1.9 million.

2013 Term Loan

On August 26, 2013, the Company and certain of its wholly-owned subsidiaries entered into a Credit Agreement (the “2013 Credit Agreement”) with the lending institutions referenced in the 2013 Credit Agreement and those lenders from time to time party thereto and Bank of Montreal, as administrative agent, to provide for a single unsecured term loan borrowing on the closing date in the amount of $220,000,000 (the “2013 Term Loan”).  On August 26, 2013, the Company drew down $220,000,000 under the 2013 Term Loan.  The 2013 Term Loan has a seven year term that matures on August 26, 2020.  The 2013 Term Loan includes an accordion feature that allows for up to $50,000,000 of additional loans subject to receipt of lender commitments and satisfaction of certain customary conditions.

The 2013 Term Loan bears interest at either (i) a rate equal to LIBOR plus 145 to 220 basis points depending on our total leverage ratio for the applicable period (LIBOR plus 145 basis points, or 1.63% at September 30, 2013) or (ii) a rate equal to the bank’s base rate plus 45 to 120 basis points depending on our total leverage ratio for the applicable period (the bank’s base rate plus 45 basis points, or 3.70% at September 30, 2013).  The actual LIBOR rate or base rate is determined based on the Company’s total leverage ratio for the applicable period as described in the table below:

Leverage Ratio					Base
Greater		Less Than	LIBOR		Rate
Than		or Equal to	Margin		Margin

—		25%	145.0	bps	45.0	bps
25%	and	35%	155.0	bps	55.0	bps
35%	and	45%	165.0	bps	65.0	bps
45%	and	55%	190.0	bps	90.0	bps
55%	and		220.0	bps	120.0	bps

Notwithstanding our actual leverage ratio and the table above, during the period from closing and funding on August 26, 2013 until we furnish Bank of Montreal with our compliance certificate (the “Compliance Certificate”) for the quarter ended September 30, 2013, the 2013 Term Loan bears interest at the < 25% leverage ratio.  From and after we furnish the Compliance Certificate to Bank of Montreal, the 2013 Term Loan will bear interest based on our actual total leverage ratio for the applicable period as described in the table above.

Although the interest rate on the 2013 Term Loan is variable, we fixed the base LIBOR interest rate on the 2013 Term Loan by entering into an interest rate swap agreement. On August 26, 2013, we entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the 2013 Term Loan at 2.32% per annum for seven years.  Accordingly, based upon our leverage ratio, as of September 30, 2013, the interest rate on the 2013 Term Loan was 3.77% per annum.

The 2013 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to join certain subsidiaries as co-borrowers under the 2013 Credit Agreement and transactions with affiliates. The 2013 Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unencumbered debt service coverage ratio, a maximum ratio of certain investments to total assets and a maximum amount of secured recourse indebtedness. The 2013 Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the 2013 Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the 2013 Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the 2013 Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the 2013 Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the 2013 Term Loan financial covenants as of September 30, 2013.

We may use the proceeds of the 2013 Term Loan to finance the acquisition of real properties and for other permitted investments, to finance investments associated with Sponsored REITs, to refinance or retire existing indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the 2013 Credit Agreement.

2012 Credit Facility

As of September 30, 2013, the Company had bank notes payable to a group of banks for an unsecured credit facility comprised of both a revolving line of credit and a term loan (the “2012 Credit Facility”). The revolving line of credit portion of the 2012 Credit Facility is for borrowings, at the Company’s election, of up to $500,000,000 (the “2012 Revolver”). The term loan portion of the 2012 Credit Facility is for $400,000,000 (the “2012 Term Loan”).  The 2012 Revolver includes an accordion feature that allows for up to $250,000,000 of additional borrowing capacity subject to receipt of lender commitments and satisfaction of certain customary conditions.

On September 27, 2012, the Company and certain of its wholly-owned subsidiaries entered into an Amended and Restated Credit Agreement (as amended, the “2012 Credit Agreement”) with the lending institutions referenced in the 2012 Credit Agreement and those lenders from time to time party thereto and Bank of America, N.A., as administrative agent, letter of credit issuer and swing line lender, for the 2012 Credit Facility.  On September 27, 2012, the Company drew down the entire $400,000,000 under the 2012 Term Loan and $82,000,000 under the 2012 Revolver. The Company’s $600,000,000 revolving credit facility (the “2011 Revolver”) that was scheduled to mature on February 22, 2014 was amended and restated in its entirety by the 2012 Credit

Agreement and the $482,000,000 in advances outstanding under the 2011 Revolver were repaid from the proceeds of the 2012 Credit Facility.

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

The 2012 Credit Facility bears interest at either (i) a rate equal to LIBOR plus 135 to 190 basis points depending on the Company’s total leverage ratio at the time of the borrowing (LIBOR plus 140 basis points, or 1.58% at September 30, 2013) or (ii) a rate equal to the bank’s base rate plus 35 to 90 basis points depending on our total leverage ratio at the time of the borrowing (the bank’s base rate plus 40 basis points, or 3.65% at September 30, 2013).  The 2012 Credit Facility also obligates the Company to pay an annual facility fee of 20 to 40 basis points depending on the Company’s total leverage ratio (25 basis points at September 30, 2013).  The facility fee is assessed against the total amount of the 2012 Credit Facility, or $900,000,000. The actual amount of any applicable facility fee, LIBOR rate or base rate is determined based on the Company’s total leverage ratio as described in the table below:

Leverage Ratio							Base
Greater		Less Than	Facility		LIBOR		Rate
Than		or Equal to	Fee		Margin		Margin

—		25%	20.0	bps	135.0	bps	35.0	bps
25%	and	35%	25.0	bps	140.0	bps	40.0	bps
35%	and	45%	30.0	bps	145.0	bps	45.0	bps
45%	and	55%	35.0	bps	165.0	bps	65.0	bps
55%	and		40.0	bps	190.0	bps	90.0	bps

For purposes of the 2012 Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 1/2 of 1.00%, and (iii) the one month LIBOR base rate for such day plus 1.00%.

Although the interest rate on the 2012 Credit Facility is variable, under the 2012 Credit Agreement, the Company fixed the base LIBOR interest rate on the 2012 Term Loan by entering into an interest rate swap agreement. On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the 2012 Term Loan at 0.75% per annum for five years.  Accordingly, based upon the Company’s leverage ratio, as of September 30, 2013, the interest rate on the 2012 Term Loan was 2.20% per annum.  In addition, based upon the Company’s leverage ratio, as of September 30, 2013, there were borrowings of $331,500,000 outstanding under the 2012 Revolver at a weighted average rate of 1.65% per annum.  The weighted average interest rate on all amounts outstanding on the 2012 Revolver during the nine months ended September 30, 2013 was approximately 1.63% per annum.

As of December 31, 2012, there were borrowings of $216,750,000 outstanding under the 2012 Revolver at a weighted average rate of 2.23% per annum.

The 2012 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to join certain subsidiaries as co-borrowers under the 2012 Credit Agreement and transactions with affiliates. The 2012 Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unencumbered debt service coverage ratio, a maximum ratio of certain investments to total assets and a maximum amount of secured recourse indebtedness. The 2012 Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the 2012 Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the 2012 Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the 2012 Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the 2012 Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the 2012 Credit Facility financial covenants as of September 30, 2013.

The Company may use the proceeds of the loans under the 2012 Credit Agreement to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire existing indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the 2012 Credit Agreement.

Equity Securities

On May 15, 2013, we completed an underwritten public offering of 17,250,000 shares of our common stock (including 2,250,000 shares issued as a result of the full exercise of an overallotment option by the underwriter) at a price to the public of $14.00 per share. The proceeds from this public offering, net of underwriter discounts and offering costs, totaled approximately $230.7 million (after payment of offering costs of approximately $10.8 million).

On May 6, 2010, we entered into an on demand offering sales agreement that allows us to offer and sell up to an aggregate gross sales price of $75 million of our common stock from time to time, which we refer to as our ATM Sales Program.  The on demand offering sales agreement for the ATM Sales Program was amended on April 27, 2012 in connection with our filing of a new Registration Statement on Form S-3.  Sales of shares of our common stock depend upon market conditions and other factors determined by us and are deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by us in writing.  We have no obligation to sell any shares of our common stock, and may at any time suspend solicitation and offers.  During the three and nine months ended September 30, 2013, we did not sell any shares of our common stock under our ATM Sales Program.  As of September 30, 2013, we were authorized to offer and sell a remainder of approximately $34.3 million of our shares of common stock under the ATM Sales Program.

As of September 30, 2013, we had an automatic shelf registration statement on Form S-3 on file with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our common stock.  From time to time, we expect to issue additional shares of our common stock under our automatic shelf registration statement or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of September 30, 2013, we were committed to fund up to $118.8 million to seven Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $98.8 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Additional information about our Sponsored REIT Loans outstanding as of September 30, 2013, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-consolidated Entities, Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the three and nine months ended September 30, 2013 and 2012, respectively, the rental income exceeded the expenses for each individual property, with the exception of our properties located in Southfield, Michigan and Englewood, Colorado.

Our property located in Southfield, Michigan with approximately 215,000 square feet of rentable space was 39.6% leased at September 30, 2012.  The property was sold on December 21, 2012.  Rental revenue did not cover ordinary operating expenses for the three and nine months ended September 30, 2012.  The property generated rental income of $255,000 and $879,000 and had operating expenses of $356,000 and $1,159,000, respectively for the three and nine months ended September 30, 2012.

Our property located in Englewood, Colorado with approximately 198,000 square feet of rentable space is 100% leased; however, a lease for 61.7% of rentable space commenced at various times during the nine months ended September 30, 2013.  Rental revenue covered ordinary operating expenses for the three and nine months ended September 30, 2013, however rental revenue did not cover operating expenses for the three and nine months ended September 30, 2012.  The property generated rental income of $472,000 and $1,531,000 and had operating expenses of $540,000 and $1,580,000, respectively, for the three and nine months ended September 30, 2012.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  As of September 30, 2013 and December 31, 2012, if market rates on borrowings under our 2012 Revolver increased by 10% at maturity, or approximately 15.8 and 16.6 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.5 million and $0.4 million annually, respectively. Based upon our leverage ratio, the interest rate on our 2012 Revolver as of September 30, 2013 was LIBOR plus 140 basis points, or 1.58% per annum.  We do not believe that the interest rate risk represented by borrowings under our 2012 Revolver is material as of September 30, 2013.

Although the interest rates on the 2013 Term Loan and the 2012 Credit Facility are variable, the Company fixed the base LIBOR interest rates on the 2013 Term Loan and the 2012 Term Loan by entering into interest rate swap agreements.  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the 2013 Term Loan at 2.32% per annum for seven years (the “2013 Interest Rate Swap”).  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the 2012 Term Loan at 0.75% per annum for five years (the “2012 Interest Rate Swap”).  Accordingly, based upon the Company’s leverage ratios, as of September 30, 2013, the interest rate on the 2013 Term Loan was 3.77% per annum and the interest rate on the 2012 Term Loan was 2.20% per annum.  The fair value of the 2013 Interest Rate Swap and the 2012 Interest Rate Swap is affected by changes in market interest rates.  We believe that we have mitigated interest rate risk with respect to the 2013 Term Loan through the 2013 Interest Rate Swap for the seven year term of the 2013 Term Loan.  We believe that we have mitigated interest rate risk with respect to the 2012 Term Loan through the 2012 Interest Rate Swap for the five year term of the 2012 Term Loan. The 2013 Interest Rate Swap and the 2012 Interest Rate Swap were our only derivative instruments as of September 30, 2013.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our 2013 Term Loan and our 2012 Term Loan as of September 30, 2013 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2013 Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(4,579)
2012 Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$4,365

Our 2013 Term Loan and our 2012 Term Loan hedging transactions used derivative instruments that involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in either or both of the contracts. We require our derivatives contracts to be with counterparties that have investment grade ratings.  The counterparty to the 2013 Interest Rate Swap is Bank of Montreal and the counterparty to the 2012 Interest Rate Swap is Bank of America, N.A., both of which have investment grade ratings.  As a result, we do not anticipate that either counterparty will fail to meet its obligations.  However, there can be no assurance that we will be able to adequately protect against the foregoing risks or that we will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

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

We borrow from time-to-time under the 2012 Revolver.  These borrowings bear interest at either (i) a rate equal to LIBOR plus 135 to 190 basis points depending on our total leverage ratio at the time of the borrowing (LIBOR plus 140 basis points, or 1.58% at September 30, 2013) or (ii) a rate equal to the bank’s base rate plus 35 to 90 basis points depending on our total leverage ratio at the time of the borrowing (the bank’s base rate plus 40 basis points, or 3.65% at September 30, 2013).  There were borrowings totaling $331.5 million and $216.8 million on the 2012 Revolver, at a weighted average rate of 1.63% and 1.66% outstanding at September 30, 2013 and December 31, 2012, respectively.  We have drawn on the 2012 Revolver, and intend to draw on the 2012 Revolver in the future for a variety of corporate purposes, including the funding of Sponsored REIT Loans and the acquisition of properties that we acquire directly for our portfolio.  Information about our Sponsored REIT Loans as of September

30, 2013 is incorporated herein by reference to “Part I. - Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Loans to Sponsored REITs - Sponsored REIT Loans”.

The following table presents as of September 30, 2013, our contractual variable rate borrowings under our 2012 Revolver, which matures on September 27, 2016, under our 2012 Term Loan, which matures on September 27, 2017, and under our 2013 Term Loan, which matures on August 26, 2020.  Under the 2012 Revolver, we have the right to extend the initial maturity date by an additional 12 months, or until September 27, 2017, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2012	2013	2014	2015	2016	Therafter (2)
2012 Revolver (1)	$331,500	$—	$—	$—	$—	$331,500	$—
2012 Term Loan	400,000	—	—	—	—	—	400,000
2013 Term Loan	220,000	—	—	—	—	—	220,000
Total	$951,500	$—	$—	$—	$—	$331,500	$620,000

(1)         The 2012 Revolver maturity is in 2016, however borrowings made thereunder are with 30-Day LIBOR advances, which are due or can be renewed at maturity.

(2)         The 2012 Term Loan maturity is September 27, 2017 and the 2013 Term Loan maturity is August 26, 2020.

Item 4.       Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors and to the extent set forth below. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2012 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If a Sponsored REIT defaults on a Sponsored REIT Loan, we may be required to keep a balance outstanding on our unsecured credit facilities or use our cash balance to repay our unsecured credit facilities, which may reduce cash available for distribution to our stockholders or for other corporate purposes.

From time-to-time, we may draw on our 2012 Credit Facility or 2013 Term Loan, to make secured loans to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  We refer to these loans as Sponsored REIT Loans.  We anticipate that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financing of the property securing the loan, cash flows from that underlying property or some other capital event.  If a Sponsored REIT defaults on a Sponsored REIT Loan, the Sponsored REIT could be unable to fully repay the Sponsored REIT Loan and we would have to satisfy our obligation under the 2012 Credit Facility and/or the 2013 Term Loan through other means.  If we are required to use cash for this purpose, we would have less cash available for distribution to our stockholders or for other corporate purposes.

Our operating results and financial condition could be adversely affected if we are unable to refinance the 2012 Credit Facility or 2013 Term Loan.

There can be no assurance that we will be able to refinance the revolving line of credit portion of our 2012 Credit Facility upon its maturity on September 27, 2016 (subject to extension until September 27, 2017), the term loan portion of our 2012 Credit Facility upon its maturity on September 27, 2017 or the 2013 Term Loan upon its maturity on August 26, 2020, that any such refinancings would be on terms as favorable as the terms of the 2012 Credit Facility or 2013 Term Loan, or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on the 2012 Credit Facility or the 2013 Term Loan.  If we are unable to refinance the 2012 Credit Facility or 2013 Term Loan at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected.

Failure to comply with covenants in our 2012 Credit Facility and 2013 Term Loan credit agreements could adversely affect our financial condition.

Our 2012 Credit Facility and 2013 Term Loan credit agreements contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including maximum leverage ratios, maximum secured leverage ratios, minimum fixed charge coverage ratios, maximum unencumbered leverage ratios and minimum unsecured debt service coverage ratios, which we must maintain.  Our continued ability to borrow under the 2012 Credit Facility and 2013 Term Loan is subject to compliance with our financial and other covenants.  Failure to comply with such covenants could cause a default under the 2012 Credit Facility or 2013 Term Loan, and we may then be required to repay either or both of them with capital from other sources.  Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.

We may use the 2012 Credit Facility or 2013 Term Loan to purchase properties directly for our real estate portfolio, to make Sponsored REIT Loans or for other corporate purposes.  If we breach covenants in our 2012 Credit Facility or 2013 Term Loan credit agreements, the lenders can declare a default.  A default under our 2012 Credit Facility or 2013 Term Loan credit agreements could result in difficulty financing growth in our business and could also result in a reduction in the cash available for distribution to our stockholders or for other corporate purposes.  A default under our 2012 Credit Facility or 2013 Term Loan credit agreements could materially and adversely affect our financial condition and results of operations.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets.

As of September 30, 2013, we had approximately $331.5 million of indebtedness under the revolving line of credit portion of our 2012 Credit facility that bears interest at variable rates, and we may incur more of such indebtedness in the future.  Borrowings under the revolving line of credit portion of our 2012 Credit Facility may not exceed $500 million outstanding at any time, although such amount may be increased by up to an additional $250 million through the exercise of an accordion feature.  The term loan portion of our 2012 Credit Facility is for $400 million.  On September 27, 2012, we fixed the base LIBOR rate on the term loan portion of our 2012 Credit Facility at 0.75% for five years by entering into an interest rate swap agreement.  The 2013 Term Loan is for $220 million, although such amount may be increased by up to an additional $50 million through the exercise of an accordion feature.  On August 26, 2020, we fixed the base LIBOR rate on the 2013 Term Loan at 2.32% for seven years by entering into an interest rate swap agreement.  In the future, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow, our ability to pay principal and interest on our debt and our ability to make distributions to stockholders.  In addition, rising interest rates could limit our ability to both incur new debt and to refinance existing debt when it matures.  From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors.  While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges.  In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

None.

Item 5.                     Other Information

On August 28, 2013, the Company acquired a property located at 1001 17th Street in Denver, Colorado. Additional financial statements relating to this property are being provided as Exhibit 99.1 to comply with applicable rules and regulations of the Securities and Exchange Commission. In addition, Selected Unaudited Combining Condensed Pro Forma Data of the Company that give effect to this acquisition and other 2013 acquisitions are attached as Exhibit 99.2.

Item 6.                     Exhibits

The Exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: October 29, 2013	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: October 29, 2013	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

10.1 (3)	Purchase and Sale Agreement, dated July 15, 2013, between MG-1005, LLC and FSP 1001 17th Street LLC.

10.2 (4)	Credit Agreement, dated August 26, 2013, among Franklin Street Properties Corp. and the other parties thereto.

10.3 (4)	ISDA Master Agreement, dated August 26, 2013, between Franklin Street Properties Corp. and Bank of Montreal, together with the schedule relating thereto.

10.4 (4)	First Amendment to Amended and Restated Credit Agreement, dated August 23, 2013, among Franklin Street Properties Corp. and the other parties thereto.

23.1*	Consent of Braver PC

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Selected Financial Statements of 1001 17th Street (Denver, Colorado).

99.2*	Selected Unaudited Combining Condensed Consolidated Pro Forma Financial Data reflecting the acquisition of 1001 17th Street in Denver, Colorado.

101**	The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended

September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated

Statements of Other Comprehensive Income; and (v) the Notes to Condensed Consolidated s Financial Statements.

Footnotes	Description

(1)	Incorporated by reference to FSP Corp.’s Form 8-A, filed on April 5, 2005 (File No. 001-32470).

(2)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 15, 2013 (File No. 001-32470).

(3)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on July 16, 2013 (File No. 001-32470).

(4)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on August 27, 2013 (File No. 001-32470).

*	Filed herewith.

**

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.