Form 10-K
period 2013-12-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2014-02-18
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price as reported on NYSE MKT, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013, was approximately $1,189,629,087.

There were 100,187,405 shares of common stock of the registrant outstanding as of February 14, 2014.

Documents incorporated by reference: The registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s Annual Meeting of Stockholders to be held on May 15, 2014 (the “Proxy Statement”).  The information required in response to Items 10 — 14 of Part III of this Form 10-K, other than that contained in Part I under the caption, “Directors and Executive Officers of FSP Corp.,” is hereby incorporated by reference to the Proxy Statement.

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

Our Business

We are a REIT focused on commercial real estate investments primarily in office markets and currently operate in only one segment: real estate operations.  The principal revenue sources for our real estate operations include rental income from real estate leasing, interest income from secured loans made on office properties and fee income from asset/property management.

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

Real Estate

We own and operate a portfolio of real estate consisting of 39 office properties as of December 31, 2013. We derive rental revenue from income paid to us by tenants of these properties.  See Item 2 of this Annual Report on Form 10-K for more information about our properties.  From time-to-time we dispose of properties generating gains or losses in an ongoing effort to improve and upgrade our portfolio.  We also held preferred stock investments in two Sponsored REITs as of December 31, 2013, from which we record our share of income or loss under the equity method of accounting, and from which we receive dividends.

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

From time-to-time we may make secured loans to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  We anticipate that these loans will be repaid at their maturity or earlier from long-term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  We refer to these loans as Sponsored REIT Loans.  We have six Sponsored REIT Loans secured by real estate outstanding as of December 31, 2013, from which we derive interest income.

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

From time to time, as market conditions warrant, we may sell properties owned by us.  We sold one office property located in Richardson, Texas on October 29, 2013 at a gain and one office property located in Southfield, Michigan on December 21, 2012 at a loss.  We sold one  industrial property located in Savage, Maryland on June 24, 2011, and one office property located in Falls Church, Virginia on January 21, 2011, each at a gain.  When we sell a property, we either distribute some or all of the sale proceeds to our stockholders as a distribution or retain some or all of such proceeds for investment in real properties or other corporate activities.

We may acquire, and have acquired, real properties in any geographic area of the United States and of any property type.  We own 39 properties that are located in 13 different states.  See Item 2 of this Annual Report on Form 10-K for more information about our properties.

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

•                  we aggressively manage, maintain and upgrade our properties and refuse to neglect or undercapitalize management, maintenance and capital improvement programs; and

•                  we believe that we have the ability to hold properties through down cycles because we generally do not have significant leverage on the Company, which could place the properties at risk of foreclosure.  As of February 14, 2014, none of our 39 properties was subject to mortgage debt.

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

Employees

We had 37 employees as of December 31, 2013 and 38 employees as of February 14, 2014.

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

Directors and Executive Officers of FSP Corp.

The following table sets forth the names, ages and positions of all our directors and executive officers as of February 14, 2014.

Name	Age	Position
George J. Carter (6)	65	President, Chief Executive Officer and Director
Barbara J. Fournier (5)	58	Executive Vice President, Chief Operating Officer, Treasurer, Secretary and Director
Janet Prier Notopoulos (4)	66	Executive Vice President and Director
John N. Burke (1) (2) (3) (5) (7)	52	Director
Brian N. Hansen (1) (2) (3) (4) (9)	42	Director
Dennis J. McGillicuddy (1) (4)	72	Director
Georgia Murray (2) (3) (6) (8) (10)	63	Director
Barry Silverstein (1) (5)	80	Director
Jeffery B. Carter	42	Executive Vice President and Chief Investment Officer
Scott H. Carter	42	Executive Vice President, General Counsel and Assistant Secretary
John G. Demeritt	53	Executive Vice President and Chief Financial Officer

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Member of the Nominating and Corporate Governance Committee

(4) Class I Director

(5) Class II Director

(6) Class III Director

(7) Chair of the Audit Committee

(8) Chair of the Compensation Committee

(9) Chair of the Nominating and Corporate Governance Committee

(10) Lead Independent Director

George J. Carter, age 65, is President, Chief Executive Officer and has been a Director of FSP Corp. since 2002.  Mr. Carter is responsible for all aspects of the business of FSP Corp. and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments.  Prior to the conversion, he was President of the general partner of the FSP Partnership (the “General Partner”) and was responsible for all aspects of the business of the FSP Partnership and its affiliates.  From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”).  Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts.  From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts.  Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co.  Mr. Carter is a graduate of the University of Miami (B.S.).  Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

Barbara J. Fournier, age 58, is Executive Vice President, Chief Operating Officer, Treasurer, Secretary and has been a Director of FSP Corp. since 2002.  Ms. Fournier has as her primary responsibility, together with Mr. Carter, the management of all operating business affairs of FSP Corp. and its affiliates.  Ms. Fournier was the Principal Financial Officer until March 2005.  Prior to the conversion, Ms. Fournier was the Vice President, Chief Operating Officer, Treasurer and Secretary of the General Partner.  From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial.  Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group.  From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities; including Office Manager, Securities Operations and Partnership Administration.  Ms.

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

Janet Prier Notopoulos, age 66, is an Executive Vice President of FSP Corp. and has been a Director of FSP Corp. and President of FSP Property Management since 2002.  Ms. Notopoulos has as her primary responsibility the oversight of the management of the real estate assets of FSP Corp. and its affiliates.  Prior to the conversion, Ms. Notopoulos was a Vice President of the General Partner.  Prior to joining the FSP Partnership in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients.  From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company.  Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar.  Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

John N.Burke, age 52, has been a Director of FSP Corp. and Chair of the Audit Committee since June 2004.  Mr. Burke is a certified public accountant with approximately 30 years of experience in the practice of public accounting working with both private and publicly traded companies with extensive experience serving clients in the real estate industry.  Such experience includes analysis and evaluation of financial reporting, accounting systems, internal controls and audit matters.  Mr. Burke has been involved as an advisor on several public offerings, private equity and debt financings and merger and acquisition transactions.  Mr. Burke’s consulting experience includes a wide range of business planning services.  Prior to starting his own firm in 2003, Mr. Burke was a Partner in the Boston office of BDO USA, LLP.  Mr. Burke is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of CPAs.  Mr. Burke earned an M.S. in Taxation and studied undergraduate accounting and finance at Bentley University.

Brian N. Hansen, age 42, became a Director in November 2012 and Chair of the Nominating and Corporate Governance Committee in October 2013. Mr. Hansen is President and Chief Operating Officer of Confluence Investment Management LLC, a St. Louis based Registered Investment Advisor. Prior to founding Confluence in 2007, Mr. Hansen served as a Managing Director in A.G. Edwards’ Financial Institutions & Real Estate Investment Banking practice. While at A.G. Edwards, Mr. Hansen advised a wide variety of Real Estate Investment Trusts on numerous capital markets transactions, including public and private offerings of debt and equity securities as well as the analysis of various merger & acquisition opportunities. Prior to joining A.G. Edwards, Mr. Hansen served as a Manager in Arthur Andersen LLP’s Audit & Business Advisory practice. Mr. Hansen serves on the board of a number of non-profit entities and the Investment Committee of the Archdiocese of St. Louis. Mr. Hansen earned his MBA from the Kellogg School of Management at Northwestern University and his Bachelor of Science in Commerce from DePaul University. Mr. Hansen is a Certified Public Accountant.

Dennis J. McGillicuddy, age 72, has been a Director of FSP Corp. since May 2002.  Mr. McGillicuddy graduated from the University of Florida with a B.A. degree and from the University of Florida Law School with a J.D. degree.  In 1968, Mr. McGillicuddy joined Barry Silverstein in founding Coaxial Communications, a cable television company.  In 1998 and 1999, Coaxial sold its cable systems.  Mr. McGillicuddy has served on the boards of various charitable organizations. He is currently president of the Board of Trustees of Florida Studio Theater, a professional non-profit theater organization, and he serves as a Co-Chair, together with his wife, of Embracing Our Differences, an annual month-long art exhibit that promotes the values of diversity and inclusion.  Mr. McGillicuddy also is a member of the Advisory Board to the Center For Mindfulness In Medicine, Health Care & Society, University of Massachusetts Medical School.

Georgia Murray, age 63, has been a Director of FSP Corp. since April 2005, Chair of the Compensation Committee since October 2006 and Lead Independent Director since February 2014.  Ms. Murray is retired from Lend Lease Real Estate Investments, Inc., where she served as a Principal from November 1999 until May 2000.  From 1973 through October 1999, Ms. Murray worked at The Boston Financial Group, Inc., serving as Senior Vice President and a Director at times during her tenure.  Boston Financial was an affiliate of the Boston Financial Group, Inc.  She is a past Trustee of the Urban Land Institute and a past President of the Multifamily Housing Institute.  Ms.

Murray previously served on the Board of Directors of Capital Crossing Bank.  She also serves on the boards of numerous non-profit entities.  Ms. Murray is a graduate of Newton College.

Barry Silverstein, age 80, has been a Director of FSP Corp. since May 2002.  Mr. Silverstein took his law degree from Yale University in 1957 and subsequently held positions as attorney/officer/director of various privately-held manufacturing companies in Chicago, Illinois.  In 1964, he moved to Florida to manage his own portfolio and to teach at the University of Florida Law School.  In 1968, Mr. Silverstein became the principal founder and shareholder in Coaxial Communications, a cable television company.  In 1998 and 1999, Coaxial sold its cable systems.  Since January 2001, Mr. Silverstein has been a private investor.

Jeffrey B. Carter, age 42, is Executive Vice President and Chief Investment Officer of FSP Corp.  Mr. Carter was appointed to that position in February 2012.  Previously, Mr. Carter served as Senior Vice President and Director of Acquisitions of FSP Corp. from 2005 to 2012 and as Vice President - Acquisitions from 2003 to 2005.  Mr. Carter is primarily responsible for developing and implementing the Company’s investment strategy, including coordination of acquisitions and dispositions.  Prior to joining FSP Corp., Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida.  Mr. Carter is a graduate of Arizona State University (B.A.) and The George Washington University (M.A.).  Mr. Carter holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.  Mr. Carter’s father, George J. Carter, serves as President, Chief Executive Officer and a Director of FSP Corp. and Mr. Carter’s brother, Scott H. Carter, serves as Executive Vice President, General Counsel and Assistant Secretary of FSP Corp.

Scott H. Carter, age 42, is Executive Vice President, General Counsel and Assistant Secretary of FSP Corp.  Mr. Carter has been General Counsel since February 2008.  Mr. Carter joined FSP Corp. in October 2005 as Senior Vice President, In-house Counsel and was appointed to the position of Assistant Secretary in May 2006.  Mr. Carter has as his primary responsibility the management of all of the legal affairs of FSP Corp. and its affiliates.  Prior to joining FSP Corp. in October 2005, Mr. Carter was associated with the law firm of Nixon Peabody LLP, which he originally joined in 1999.  At Nixon Peabody LLP, Mr. Carter concentrated his practice on the areas of real estate syndication, acquisitions and finance.  Mr. Carter received a Bachelor of Business Administration (B.B.A.) degree in Finance and Marketing and a Juris Doctor (J.D.) degree from the University of Miami.  Mr. Carter is admitted to practice law in the Commonwealth of Massachusetts.  Mr. Carter’s father, George J. Carter, serves as President, Chief Executive Officer and a Director of FSP Corp. and Mr. Carter’s brother, Jeffery B. Carter, serves as Executive Vice President and Chief Investment Officer of FSP Corp.

John G. Demeritt, age 53, is Executive Vice President and Chief Financial Officer of FSP Corp. and has been Chief Financial Officer since March 2005.  Mr. Demeritt previously served as Senior Vice President, Finance and Principal Accounting Officer since September 2004.  Prior to September 2004, Mr. Demeritt was a Manager with Caturano & Company, an independent accounting firm (which later merged with McGladrey) where he focused on Sarbanes Oxley compliance.  Previously, from March 2002 to March 2004 he provided consulting services to public and private companies where he focused on SEC filings, evaluation of business processes and acquisition integration.  During 2001 and 2002 he was Vice President of Financial Planning & Analysis at Cabot Industrial Trust, a publicly traded real estate investment trust, which was acquired by CalWest in December 2001.  From October 1995 to December 2000 he was Controller and Officer of The Meditrust Companies, a publicly traded real estate investment trust (formerly known as the The La Quinta Companies, which was then acquired by the Blackstone Group), where he was involved with a number of merger and financing transactions.  Prior to that, from 1986 to 1995 he had financial and accounting responsibilities at three other public companies, and was previously associated with Laventhol & Horwath, an independent accounting firm from 1983 to 1986.  Mr. Demeritt is a Certified Public Accountant and holds a Bachelor of Science degree from Babson College.

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

Because economic conditions in the United States may affect real estate values, occupancy levels and property income, current and future economic conditions in the United States could have a material adverse impact on our earnings and financial condition.  The economy in the United States is continuing to experience a period of limited economic growth, including high levels of unemployment and increased credit risk premiums for a number of market participants.  These conditions may continue or worsen in the future.  Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow growth and/or recessionary concerns, changes in currency exchange rates, fiscal policy uncertainty, geopolitical events, changes in government regulations, regulatory uncertainty, the availability of debt and interest rate fluctuations.  At this time we cannot predict the extent or duration of any negative impact that the current state of the U.S. economy will have on our earnings and financial condition.

If a Sponsored REIT defaults on a Sponsored REIT Loan, we may be required to keep a balance outstanding on our unsecured credit facilities or use our cash balance to repay our unsecured credit facilities, which may reduce cash available for distribution to our stockholders or for other corporate purposes.

From time-to-time, we may draw on our 2012 Credit Facility (as defined in Note 5) or 2013 Term Loan (as defined in Note 5) to make secured loans to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  We refer to these loans as Sponsored REIT Loans.  We anticipate that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financing of the property securing the loan, cash flows from that underlying property or some other capital event.  If a Sponsored REIT defaults on a Sponsored REIT Loan, the Sponsored REIT could be unable to fully repay the Sponsored REIT Loan and we would have to satisfy our obligation under the 2012 Credit Facility and/or the 2013 Term Loan through other means.  If we are required to use cash for this purpose, we would have less cash available for distribution to our stockholders or for other corporate purposes.

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

As of December 31, 2013, we had approximately $306.5 million of indebtedness under the revolving line of credit portion of our 2012 Credit Facility that bears interest at variable rates, and we may incur more of such indebtedness in the future.  Borrowings under the revolving line of credit portion of our 2012 Credit Facility may not exceed $500 million outstanding at any time, although such amount may be increased by up to an additional $250 million through the exercise of an accordion feature.  The term loan portion of our 2012 Credit Facility is for $400 million.  On September 27, 2012, we fixed the base LIBOR rate on the term loan portion of our 2012 Credit Facility at 0.75% for five years by entering into an interest rate swap agreement.  The 2013 Term Loan is for $220 million, although such amount may be increased by up to an additional $50 million through the exercise of an accordion feature.  On August 26, 2013, we fixed the base LIBOR rate on the 2013 Term Loan at 2.32% for seven years by entering into an interest rate swap agreement.  In the future, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow, our ability to pay principal and interest on our debt and our ability to make distributions to stockholders.  In addition, rising interest rates could limit our ability to both incur new debt and to refinance existing debt when it matures.  From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors.  While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges.  In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions

If we are not able to collect sufficient rents from each of our owned real properties, investments in Sponsored REITs or interest on Sponsored REIT Loans we fund, we may suffer significant operating losses or a reduction in cash available for future dividends.

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

Growth in our portfolio of real estate is dependent on the ability of our acquisition executives to find properties for sale and/or development which meet the applicable investment criteria.  To the extent they fail to find such properties, we would be unable to increase the size of our portfolio of real estate, which could reduce the cash otherwise available for distribution to our stockholders.

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

As of February 14, 2014, we owned 39 properties.  Some or all of these properties may decline in value.  To the extent our real properties decline in value, our stockholders could lose some or all of the value of their investments.  The value of our common stock may be adversely affected if the real properties held by us decline in value since these real properties represent the majority of the tangible assets held by us.  Moreover, if we are forced to sell or lease the real property held by us below its initial purchase price or its carrying costs, respectively, or if we are forced to lease real property at below market rates because of the condition of the property, our results of operations would be adversely affected and such negative results of operations may result in lower dividends being paid to holders of our common stock.

New acquisitions may fail to perform as expected.

We may acquire new properties by direct FSP Corp. purchase, by acquisition of Sponsored REITs or by acquisition of other entities.  We may purchase these properties with cash, by drawing on the revolving line of credit portion of our 2012 Credit Facility, by assuming existing indebtedness, by entering into new indebtedness, by issuing shares of our stock or by other means.  During the year ended December 31, 2013, we acquired one property in Georgia and two properties in Colorado.  During the year ended December 31, 2012, we acquired one property located in Georgia and one property located in Texas.  During the year ended December 31, 2011, we acquired one property in North Carolina, one property in Illinois and three properties in Texas.  Newly acquired properties may fail to perform as expected, in which case, our results of operations could be adversely affected.

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

As of December 31, 2013, our top twenty tenants leased, based on leased square feet, held approximately 38.4% of the total rentable square feet in our owned portfolio of properties.  Approximately 26.0% and 20.02% of our top twenty tenants as a percentage of the top twenty tenants rentable square feet (or 10.1% and 7.7% of the total rentable square feet in our portfolio) operated in the energy services industry and the bank and credit services industry, respectively.  An economic downturn in these or any industry in which a high concentration of our tenants operate or in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us, which could adversely affect our financial condition and results of operations.

We face risks from geographic concentration.

The properties in our portfolio as of December 31, 2013, by aggregate square footage, are distributed geographically as follows: South — 42.8%, West — 25.0%, Midwest — 17.3% and East — 14.9%.  However, within certain of those regions, we hold a larger concentration of our properties in Greater Denver, Colorado — 20.7%, Atlanta, Georgia — 14.4%, Dallas, Texas — 13.9% and Houston, Texas — 12.3%.  We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions.

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

In the ordinary course of our business, we collect and store sensitive data concerning investors in the Sponsored REITS, tenants and vendors.  Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions.  Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen.  Any such access, disclosure or other loss of information could result in legal claims or proceedings and liability under laws that protect the privacy of personal information, and could damage our reputation.

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

The provisions of the tax code governing the taxation of real estate investment trusts are very technical and complex, and although we expect that we will be organized and will operate in a manner that will enable us to meet such requirements, no assurance can be given that we will always succeed in doing so.  In addition, as a result of our past acquisition of certain Sponsored REITs by merger, which we refer to as target REITs, we might no longer qualify as a real estate investment trust.  We could lose our ability to so qualify for a variety of reasons relating to the nature of the assets acquired from the target REITs, the identity of the stockholders of the target REITs who become our stockholders or the failure of one or more of the target REITs to have previously qualified as a real estate investment trust.  Moreover, you should note that if one or more of the target REITs that we acquired in May 2008, April 2006, April 2005 or June 2003 did not qualify as a REIT immediately prior to the consummation of its acquisition, we could be disqualified as a REIT as a result of such acquisition.

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

Staggered Board.  Our board of directors is divided into three classes.  The terms of these classes will expire in 2014, 2015 and 2016, respectively.  Directors of each class are elected for a three-year term upon the expiration of the initial term of each class.  The staggered terms for directors may affect our stockholders’ ability to effect a change in control even if a change in control were in the stockholders’ best interests.

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

Item 1B.            Unresolved Staff Comments.

None.

Item 2.                     Properties

Set forth below is information regarding our properties as of December 31, 2013:

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/13	of Tenants	Major Tenants (2)

Office

1515 Mockingbird Lane	8/1/97	109,674	82%	61	Primary PhysicianCare
Charlotte, NC 28209

678-686 Hillview Drive	3/9/99	36,288	100%	1	Headway Technologies, Inc.
Milpitas, CA 95035

600 Forest Point Circle	7/8/99	62,212	100%	1	American National Red Cross
Charlotte, NC 28273

4820 & 4920 Centennial Blvd.	9/28/00	110,405	85%	3	Comcast of ColoradoX, LLC
Colorado Springs, CO 80919					Walter Kidde Portable Equipment, Inc.
					METSO Minerals Industries, Inc.

14151 Park Meadow Drive	3/15/01	138,537	93%	5	American Systems Corporation
Chantilly, VA 20151					Omniplex World Services
					Booz Allen Hamilton, Inc.

1370 & 1390 Timberlake	5/24/01	232,766	98%	5	RGA Reinsurance Company
Manor Parkway,					AMDOCS, Inc.
Chesterfield, MO 63017

501 & 505 South 336th Street	9/14/01	117,010	54%	12	SunGard Availability Services, LP
Federal Way, WA 98003

50 Northwest Point Rd.	12/5/01	176,848	100%	1	Citicorp Credit Services, Inc.
Elk Grove Village, IL 60005

1350 Timberlake Manor	3/4/02	116,197	91%	3	RGA Reinsurance Company
Parkway					AB Mauri Food Inc. d/b/a Fleischmanns
Chesterfield, MO 63017					Yeast

16285 Park Ten Place	6/27/02	157,460	100%	9	Modec International, Inc.
Houston, TX 77084					PB Americas, Inc.
					BAE Systems Land & Armaments, LP
					Bluware, Inc.

2730-2760 Junction Avenue	8/27/02	145,951	100%	3	County of Santa Clara
408-410 East Plumeria					Spidercloud Wireless, Inc.
San Jose, CA 95134					AltiGen Communications, Inc.

15601 Dallas Parkway	9/30/02	293,787	94%	7	Behringer Harvard Holdings, LLC
Addison, TX 75001					Noble Royalties, Inc.
					Federal National Mortgage Association

1500 & 1600 Greenville Ave.	3/3/03	298,766	100%	4	ARGO Data Resource Corp.
Richardson, TX 75080					VCE Company, LLC
					Id Software, LLC

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/13	of Tenants	Major Tenants (2)

6550 & 6560 Greenwood Plaza	2/24/05	196,236	100%	4	DIRECTV, Inc.
Englewood, CO 80111					Kaiser Foundation Health Plan

3815-3925 River Crossing Pkwy	7/6/05	205,059	99%	14	Somerset CPAs, P.C.
Indianapolis, IN 46240					Crow Horwath, LLP
					The College Network, Inc.

5055 & 5057 Keller Springs Rd.	2/24/06	218,934	96%	33	See Footnote 3
Addison, TX 75001

2740 North Dallas Parkway	12/15/00	117,050	100%	6	Masergy Communications, Inc.
Plano, TX 75093					Special Insurance Services, Inc.
					NelsonArchitectural Engineers, Inc.
					Williston Financial Group
					WR Starky Mortgage, LLP

5505 Blue Lagoon Drive	11/6/03	212,619	100%	1	Burger King Corporation
Miami, FL 33126

5600, 5620 & 5640 Cox Road	7/16/03	298,456	100%	6	SunTrust Bank
Glen Allen, VA 23060					General Electric Company
					ChemTreat, Inc.

1293 Eldridge Parkway	1/16/04	248,399	100%	1	CITGO Petroleum Corporation
Houston, TX 77077

380 Interlocken Crescent	8/15/03	240,184	86%	9	VMWare, Inc.
Broomfield, CO 80021					MWH Americas, Inc
					Cooley LLP
					Sierra Financial Services, Inc.

3625 Cumberland Boulevard	6/27/06	387,267	98%	25	Corporate Holdings, LLC
Atlanta, GA 30339					Century Business Services, Inc.
					Bennett Thrasher PC
					Randstad General Partner (US)

390 Interlocken Crescent	12/21/06	241,516	69%	7	Vail Holdings, Inc.

120 East Baltimore St.	6/13/07	325,445	78%	16	SunTrust Bank
Baltimore, MD 21202					State’s Attorney for Baltimore City
					State Retirement and Pension Systems
					of Maryland

16290 Katy Freeway	9/28/05	156,746	100%	3	Murphy Exploration and Production
Houston, TX 77094					Company

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/13	of Tenants	Major Tenants (2)

2291 Ball Drive	12/11/08	127,778	100%	1	Monsanto Company
St Louis, MO 63146

45925 Horseshoe Drive	12/26/08	135,888	100%	1	Giesecke & Devrient America, Inc	.
Sterling, VA 20166

4807 Stonecroft Blvd.	6/26/09	111,469	100%	1	Northrop Grumman Systems Corp.
Chantilly, VA 20151

14800 Charlson Road	6/30/09	153,028	100%	1	C.H. Robinson Worldwide, Inc.
Eden Praire, MN 55347

121 South Eighth Street and	6/29/10	474,991	91%	41	TCF National Bank
801 Marquette Ave. S.
Minneapolis, MN 55402

4820 Emperor Boulevard	3/4/11	259,531	100%	1	Quintiles Transnational Corp.
Durham, NC 27703

5100 & 5160 Tennyson Pkwy	3/10/11	202,600	100%	1	Denbury Onshore LLC
Plano, TX 75024

7500 Dallas Parkway	3/24/11	214,110	100%	6	ADS Alliance Data Systems, Inc.
Plano, TX 75024					Americorp., Inc. d/b/a Altair Global

909 Davis Street	9/30/11	195,245	98%	6	Houghton Mifflin Harcourt
Evanston, IL 60201					Publishing Company
					Northshore University Healthsystem

One Ravinia Drive	7/31/12	386,603	90%	17	T-Mobile South LLC
Atlanta, Georgia					Internap Network Services Corporation
					Cedar Technologies

10370 & 10350 Richmond Ave.	11/1/12	629,025	97%	50	Petrobras America, Inc.
Houston, TX 77042

1999 Broadway	5/22/13	673,839	96%	33	Promontory Financial Group, LLC
Denver, CO					United States Government

999 Peachtree	7/1/13	621,946	94%	42	Sutherland Asbill Brennan LLP
Atlanta, GA					Heery International, Inc.

1001 17th Street	8/28/13	655,420	89%	17	WPX Energy. Inc.
Denver, CO					Newfield Exploration

Total Office		9,685,285	94%

(1) Date of purchase or merged entity date of purchase.

(2) Major tenants that occupy 10% or more of the space in an individual property.

(3) No tenant occupies more than 10% of the space.

All of the properties listed above are owned, directly or indirectly, by us.  None of our properties are subject to any mortgage loans.  We have no material undeveloped or unimproved properties, or proposed programs for material renovation, improvement or development of any of our properties in 2014.  We believe that our properties are adequately covered by insurance as of December 31, 2013.

The information presented below provides the weighted average GAAP rent per square foot for the year ending December 31, 2013 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	December 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2013 (a)	Square Feet (b)

Park Seneca	Charlotte	NC	1969	109,674	86,061	78.5%	$15.59
Forest Park	Charlotte	NC	1999	62,212	62,212	100.0%	14.37
Meadow Point	Chantilly	VA	1999	138,537	128,341	92.6%	26.84
Innsbrook	Glen Allen	VA	1999	298,456	295,830	99.1%	17.93
East Baltimore	Baltimore	MD	1989	325,445	238,974	73.4%	24.44
Loudoun Tech Center	Dulles	VA	1999	135,888	135,888	100.0%	15.91
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	37.95
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	35.46
East total				1,441,212	1,318,306	91.5%	24.59
Northwest Point	Elk Grove Village	IL	1999	176,848	176,848	100.0%	19.35
909 Davis Street	Evanston	IL	2002	195,245	191,223	97.9%	34.84
River Crossing	Indianapolis	IN	1998	205,059	191,935	93.6%	22.24
Timberlake	Chesterfield	MO	1999	232,766	215,635	92.6%	22.93
Timberlake East	Chesterfield	MO	2000	116,197	108,365	93.3%	23.55
Lakeside Crossing	Maryland Heights	MO	2008	127,778	127,778	100.0%	24.28
Eden Bluff	Eden Praire	MN	2006	153,028	153,028	100.0%	27.60
121 South 8th Street	Minneapolis	MN	1974	474,991	428,299	90.2%	14.97
Midwest total				1,681,912	1,593,111	94.7%	22.34
Blue Lagoon Drive	Miami	FL	2002	212,619	212,619	100.0%	23.53
One Overton Place	Atlanta	GA	2002	387,267	336,961	87.0%	22.91
Willow Bend Office Center	Plano	TX	1999	117,050	104,069	88.9%	20.79
Park Ten	Houston	TX	1999	157,460	156,106	99.1%	28.15
Addison Circle	Addison	TX	1999	293,787	280,890	95.6%	24.06
Collins Crossing	Richardson	TX	1999	298,766	283,051	94.7%	23.82
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	30.13

The following table is continued from the previous page and provides the weighted average GAAP rent per square foot for the year ending December 31, 2013 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in nonconsolidated REITs or those which we have provided Sponsored REIT Loans.

						Weighted
						Occupied		Weighted
			Year Built		Weighted	Percentage as of		Average
			or	Net Rentable	Occupied	December 31,		Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2013 (a)(c)		Square Feet (b)(c)

Park Ten Phase II	Houston	TX	2006	156,746	156,746	100.0%		31.18
Liberty Plaza	Addison	TX	1985	218,934	183,182	83.7%		19.75
Legacy Tennyson Center	Plano	TX	1999/2008	202,600	202,600	100.0%		18.53
One Legacy Circle	Plano	TX	2008	214,110	214,110	100.0%		32.29
One Ravinia Drive	Atlanta	GA	1985	386,603	341,718	88.4%		21.78
Westchase I & II	Houston	TX	1983/2008	629,025	606,569	96.4%		31.52
999 Peachtree	Atlanta	GA	1987	621,946	587,179	94.4	%(c)	28.74	(c)
South Total				4,145,312	3,914,199	94.4%		26.28
Centennial Technology Center	Colorado Springs	CO	1999	110,405	94,297	85.4%		15.71
380 Interlocken	Broomfield	CO	2000	240,184	207,015	86.2%		29.14
1999 Broadway	Denver	CO	1986	673,839	642,303	95.3	%(c)	30.01	(c)
1001 17th Street	Denver	CO	1977/2006	655,420	579,719	88.5	%(c)	31.73	(c)
Greenwood Plaza	Englewood	CO	2000	196,236	135,756	69.2%		21.22
390 Interlocken	Broomfield	CO	2002	241,516	187,102	77.5%		28.70
Hillview Center	Milpitas	CA	1984	36,288	36,288	100.0%		15.61
Federal Way	Federal Way	WA	1982	117,010	56,528	48.3%		18.67
Montague Business Center	San Jose	CA	1982	145,951	145,951	100.0%		15.63
West Total				2,416,849	2,084,959	86.3%		27.50

Grand Total				9,685,285	8,910,575	92.0%		25.61

(a)    Based on weighted occupied square feet for the year ended December 31, 2013, including month-to-month tenants, divided by the Property’s net rentable square footage.

(b)    Represents annualized GAAP rental revenue for year ended December 31, 2013 per weighted occupied square foot.

(c)     For Properties purchased during 2013, period represents from acquisition date through December 31, 2013 for calculations.

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

Three Months	Range
Ended	High	Low
December 31, 2013	$13.77	$11.70
September 30, 2013	$14.44	$11.55
June 30, 2013	$15.27	$12.34
March 31, 2013	$14.80	$12.55

December 31, 2012	$12.88	$10.42
September 30, 2012	$12.34	$9.98
June 30, 2012	$10.84	$9.57
March 31, 2012	$11.14	$9.43

As of February 7, 2014, there were 10,530 holders of our common stock, including both holders of record and participants in securities position listings.

On January 10, 2014, our board of directors declared a dividend of $0.19 per share of our common stock payable to stockholders of record as of January 24, 2014 that was paid on February 14, 2014.  Set forth below are the distributions per share of common stock made by FSP Corp. in each quarter since 2012.

Quarter	Distribution Per Share of
Ended	Common Stock of FSP Corp.
December 31, 2013	$0.19
September 30, 2013	$0.19
June 30, 2013	$0.19
March 31, 2013	$0.19

December 31, 2012	$0.19
September 30, 2012	$0.19
June 30, 2012	$0.19
March 31, 2012	$0.19

While not guaranteed, we expect that cash dividends on our common stock comparable to our most recent quarterly dividend will continue to be paid in the future. See Part I, Item 1A Risk Factors, “Our level of dividends may fluctuate.”, for additional information.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on the Company’s common stock between December 31, 2008 and December 31, 2013 with the cumulative total return of (1) the NAREIT Equity Index, (2) the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”) and (3) the Russell 2000 Total Return Index over the same period.  This graph assumes the investment of $100.00 on December 31, 2008 and assumes that any distributions are reinvested.

	As of December 31,
	2008	2009	2010	2011	2012	2013
FSP	$100	$104	$107	$80	$106	$109
NAREIT Equity	100	128	164	177	212	218
S&P 500	100	126	146	149	172	228
Russell 2000	100	127	161	155	180	250

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

	Year Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011	2010	2009

Operating Data:
Total revenue	$213,636	$161,580	$138,041	$115,802	$118,635
Income from:
Income from continuing operations	17,294	22,950	19,357	17,729	27,085
Income from discontinued operations	2,533	(15,317)	24,167	4,364	787
Net income	19,827	7,633	43,524	22,093	27,872

Basic and diluted income per share:
Continuing operations	$0.18	$0.28	$0.24	$0.22	$0.37
Discontinued operations	0.03	(0.19)	0.29	0.06	0.01
Total	$0.21	$0.09	$0.53	$0.28	$0.38

Distributions declared per share outstanding:	$0.76	$0.76	$0.76	$0.76	$0.76

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Total assets	$2,044,034	$1,526,068	$1,407,348	$1,238,735	$1,154,850
Total liabilities	993,868	661,319	485,981	317,177	217,576
Total shareholders’ equity	1,050,166	864,749	921,367	921,558	937,274

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

Overview

FSP Corp., or we, operate in the real estate operations segment. The real estate operations segment involves real estate rental operations, leasing, secured financing of real estate and services provided for asset management, property management, property acquisitions, dispositions and development.  Our current strategy is to invest in select urban infill and central business district properties, with primary emphasis on our top five markets of Atlanta, Dallas, Denver, Houston and Minneapolis.  We believe that our top five markets have macro-economic drivers that have the potential to increase occupancies and rents.  We will also monitor San Diego, Silicon Valley, Greater Boston, Raleigh-Durham, and Greater Washington, DC, as well as other markets, for opportunistic investments.  FSP Corp. seeks value-oriented investments with an eye towards long-term growth and appreciation, as well as current income.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including relatively high levels of unemployment, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of debt and interest rate fluctuations.  However, we believe that unemployment rates have begun to trend lower.  We also believe that the Federal Reserve Bank’s tapering program in December 2013 has been generally received as a harbinger of real improvement in the economy, which could bode well for our real estate operations.  We could benefit from any further improved economic fundamentals and increasing levels of employment.  We believe that the economy could be in the early stages of a cyclically-slower but prolonged broad-based upswing.  However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Real Estate Operations

Leasing

Our real estate portfolio was approximately 94.1% leased as of December 31, 2013 and approximately 94.0% leased as of December 31, 2012.  The 0.1% increase in leased space was from leasing accomplished during 2013 and was partially offset by the effect on our overall leased % from an acquisition with a lower amount of leased space.  On August 28, 2013 we acquired a 655,565 square foot office building in Denver, Colorado that was 88.5% leased at the time of acquisition.  We believe this property offers an excellent opportunity to increase occupancy and rental income stream within a vibrant and growing Denver central business district office market, creating incremental value for the Company.  During the year ended December 31, 2013, we leased approximately 912,000 square feet of office space, of which approximately 645,000 square feet were with existing tenants, at a weighted average term of 7.21 years.  On average, tenant improvements for such leases were $18.25 per square foot, lease commissions were $8.48 per square foot and rent concessions were approximately three months of free rent.  Average GAAP base rents under such leases were $23.33 per square foot, or 8.0% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2012.

As of December 31, 2013, leases for approximately 5.6% and 9.5% of the square footage in our portfolio are scheduled to expire during 2014 and 2015, respectively.  As 2014 begins, we believe that our property portfolio is well stabilized, with a balanced lease expiration schedule.  We believe that most of our largest property markets are now experiencing positive trends in both occupancies and rental rates.  We believe our property portfolio has improved our occupancy levels and should allow overall tenant improvement expenditures and leasing costs to moderate in relation to the level of rental revenues being achieved as we look ahead.

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

Real Estate Acquisition and Investment Activity

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

•                  on December 6, we received approximately $2.35 million from FSP 505 Waterford Corp. as repayment in full of a Sponsored REIT Loan; and

•                  funded advances on Sponsored REIT Loans for revolving lines of credit in the aggregate amount of approximately $8.2 million.

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

Property Dispositions

We sold an office property located in Richardson, Texas on October 29, 2013 at a $2.2 million gain.

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

FSP Investments LLC continues to provide investor services to existing Sponsored REITs, which is not a significant activity, and has the capability to sponsor the syndication of any additional shares of preferred stock in existing Sponsored REITs.  Our decision to no longer sponsor the syndication of shares of preferred stock in newly-formed Sponsored REITs was made after judging the potential for meaningful future profit contribution to our earnings from such syndications to be limited.  Our investment banking segment had been marginal in its profit contribution over the prior four years and we believed time and resources would be more productively deployed elsewhere

Critical Accounting Policies

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

•                  valuation of derivatives;

•                  classification of leases; and

•                  ownership of stock in a Sponsored REIT and related interests.

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

Derivative Instruments

We recognize derivatives on the balance sheet at fair value. Derivatives that do not qualify, or are not designated as hedge relationships, must be adjusted to fair value through income. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income within stockholders’ equity. Amounts are then reclassified from accumulated other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Ineffectiveness, if any, is recorded in the income statement. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. We currently have no fair value hedges outstanding. Fair values of derivatives are subject to significant variability based on changes in interest rates and counterparty credit risk. To the extent we enter into fair value hedges in the future, the results of such variability could be a significant increase or decrease in our derivative assets, derivative liabilities, book equity, and/or earnings.

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

We also previously held a preferred stock interest in a third Sponsored REIT known as Phoenix Tower.  On December 20, 2012, the property owned by Phoenix Tower was sold and, thereafter, Phoenix Tower declared and issued a liquidating distribution for its preferred shareholders, from which the Company was entitled to $4,862,000.  As a result of the sale, the Company recognized its share of the gain of $1,582,000.  We received $4,752,000 on January 4, 2013 and $96,000 on September 30, 2013.  In connection with our common stock ownership of Phoenix Tower, we received $10,000 on September 30, 2013.  As of December 31, 2013, we held a beneficial interest in the Phoenix Tower liquidating trust in the amount of $14,000.

Results of Operations

Impact of Real Estate Acquisition and Investment Activity:

The results of operations for each of the acquired properties are included in our operating results as of their respective purchase dates and the funding and repayment dates for mortgage investments.  Increases in rental revenues, interest income from loans and expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012, or the year ended December 31, 2012 compared to the year ended December 31, 2011 are primarily a result of the timing of these acquisitions and subsequent contribution of these acquired properties as well as the affect on interest income from the dates of funding and repayment on our mortgage investments.

Sales of Real Estate:

We sold an office property located in Richardson, Texas on October 29, 2013 at a $2.2 million gain.  On December 21, 2012, we sold an office property located in Southfield, Michigan at a loss.  On June 24, 2011, we sold an industrial property located in Savage, Maryland at a gain.  During 2010, we reached an agreement to sell an office property located in Falls Church, Virginia, which sold on January 21, 2011, at a gain.  The operating results of the properties sold are classified as discontinued operations in our consolidated financial statements for all periods presented.

The following table shows financial results for the years ended December 31, 2013 and 2012.

(in thousands)	2013	2012	Change
Revenues:
Rental	$206,926	$150,434	$56,492
Related party revenue:
Management fees and interest income from loans	6,646	10,947	(4,301)
Other	64	199	(135)
Total revenues	213,636	161,580	52,056
Expenses:
Real estate operating expenses	51,100	37,440	13,660
Real estate taxes and insurance	31,616	22,904	8,712
Depreciation and amortization	78,839	54,051	24,788
Selling, general and administrative	11,911	9,916	1,995
Interest	21,054	16,068	4,986
Total expenses	194,520	140,379	54,141

Income before interest income, equity in earnings (losses)	19,116	21,201	(2,085)
Interest income	16	51	(35)
Equity in earnings (losses) of non-consolidated REITs	(1,358)	2,033	(3,391)

Income before taxes on income	17,774	23,285	(5,511)
Taxes on income	480	335	145

Income from continuing operations	17,294	22,950	(5,656)
Discontinued operations:
Income from discontinued operations, net of income tax	375	(491)	866
Gain on sale, less applicable income tax	2,158	(14,826)	16,984
Total discontinued operations	2,533	(15,317)	17,850

Net income	$19,827	$7,633	$12,194

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

Revenues

Total revenues increased by $52.1 million to $213.6 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012.  The increase was primarily a result of:

•                  An increase in rental revenue of approximately $56.5 million arising primarily from property acquisitions in July 2012, November 2012, May 2013, July 2013 and August 2013, which were included in the year ended December 31, 2013; and to a lesser extent, leasing, which raised occupancy approximately 0.1% to 94.1% in the continuing real estate portfolio at December 31, 2013 compared to December 31, 2012.

•                  The increase was partially offset by a $4.3 million decrease in interest income from loans to Sponsored REITs, which was primarily a result of repayment of two loans in July and December 2012, respectively.  These repayments resulted in lower average loan receivable balances from which interest income is derived, during the year ended December 31, 2013, as compared to the year ended December 31, 2012.

Expenses

Total expenses increased by $54.1 million to $194.5 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012.  The increase was primarily a result of:

•                  An increase in real estate operating expenses and real estate taxes and insurance of approximately $22.3 million, and depreciation and amortization of $24.8 million, which were primarily from property acquisitions in July 2012, November 2012, May 2013, July 2013 and August 2013, which were included in the year ended December 31, 2013.

•                  An increase to interest expense of approximately $5.0 million to $21.1 million for the year ended December 31, compared to the same period in 2012.  The increase was primarily attributable to a greater amount of debt outstanding.

•                  An increase in selling, general and administrative expenses of approximately $2.0  million, which was primarily the result of increased personnel related expenses of $0.9 milllion, professional fees of $0.5 million, acquisition costs of $0.3 million and franchise taxes of $0.3 million.  We had 37 and 35 employees as of December 31, 2013 and 2012, respectively, at our headquarters in Wakefield, Massachusetts.

Equity in earnings of non-consolidated REITs

Equity in earnings (losses) from non-consolidated REITs decreased approximately $3.4 million to a loss of $1.4 million during the year ended December 31, 2013.  The decrease was primarily because equity in income from our preferred stock investment in a Sponsored REIT, FSP 303 East Wacker Drive Corp., which we refer to as East Wacker, decreased $1.7 million during the year ended December 31, 2013 compared to the same period in 2012; and we had a $1.6 million gain included in equity in income in 2012 from our preferred stock investment in FSP Phoenix Tower Corp, which sold its property on December 20, 2012.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties that increased $132,000 and federal income taxes of $13,000 that increased during the year ended December 31, 2013 compared to the year ended December 31, 2012.

Income from continuing operations

Income from continuing operations for the year ended December 31, 2013 was $17.3 million compared to $23.0 million for the year ended December 31, 2012, for the reasons described above.

Discontinued operations and gain (loss) on sale

Income from discontinued operations increased $17.9 million for the year ended December 31, 2013 compared to the year ended December 31, 2012.  On October 29, 2013 we sold an office property located in Richardson, Texas at a gain of approximately $2.2 million.  On December 21, 2012, we sold one office property located in Southfield, Michigan at a loss of $14.8 million.  To a lesser extent, the increase also included an increase in the income from operations of properties we have sold of $375,000 for the year ended December 31, 2013 compared to a loss from operations of properties sold of $491,000 for the year ended December 31, 2012.  These assets are classified as held for sale on our balance sheet and resulted in a reclassification of real estate income and expenses of these properties to discontinued operations for all periods presented.

Net income

Net income for the year ended December 31, 2013 was $19.8 million compared to $7.6 million for the year ended December 31, 2012, for the reasons described above.

The following table shows financial results for the years ended December 31, 2012 and 2011.

(in thousands)	2012	2011	Change
Revenues:
Rental	$150,434	$133,946	$16,488
Related party revenue:
Management fees and interest income from loans	10,947	4,046	6,901
Other	199	49	150
Total revenues	161,580	138,041	23,539
Expenses:
Real estate operating expenses	37,440	35,074	2,366
Real estate taxes and insurance	22,904	20,112	2,792
Depreciation and amortization	54,051	47,417	6,634
Selling, general and administrative	9,916	6,855	3,061
Interest	16,068	12,666	3,402
Total expenses	140,379	122,124	18,255

Income before interest income, equity in earnings (losses)	21,201	15,917	5,284
Interest income	51	22	29
Equity in earnings (losses) of non-consolidated REITs	2,033	3,685	(1,652)

Income before taxes on income	23,285	19,624	3,661
Taxes on income	335	267	68

Income from continuing operations	22,950	19,357	3,593
Discontinued operations:
Income from discontinued operations, net of income tax	(491)	2,228	(2,719)
Gain (loss) on sale, less applicable income tax	(14,826)	21,939	(36,765)
Total discontinued operations	(15,317)	24,167	(39,484)

Net income	$7,633	$43,524	$(35,891)

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

Revenues

Total revenues increased by $23.5 million to $161.6 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011.  The increase was primarily a result of:

•                  An increase in rental revenue of approximately $16.5 million arising primarily from the acquisition of one property in July 2012, another property in November 2012, another property in October 2011, another property in September 2011 and three properties in March 2011 that were included in the results for the year ended December 31, 2012, and leasing, which raised occupancy to 94.0% at December 31, 2012 compared to 88.7% at December 31, 2011.

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

Expenses

Total expenses increased by $18.2 million to $140.4 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011.  The increase was primarily a result of:

•                  An increase in real estate operating expenses and real estate taxes and insurance of approximately $5.2 million, and depreciation of $6.6 million, which were primarily from the acquisition of one property in July 2012, another property in November 2012, another property in October 2011, another property in September 2011 and three properties in March 2011.

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

Income from continuing operations

Income from continuing operations for the year ended December 31, 2012 was $23.0 million compared to $19.4 million for the year ended December 31, 2011, for the reasons described above.

Discontinued operations and gain (loss) on sale

Income from discontinued operations decreased $39.5 million for the year ended December 31, 2012 compared to the year ended December 31, 2011.  The decrease is primarily from a loss on the sale of a property of $14.8 million compared to a gain on sale of properties of $21.9 million during the year ended December 31, 2011.  To a lesser extent, the decrease also included a decrease in the loss from operations of properties we have sold of $0.3 million to $0.5 million for the year ended December 31, 2012 compared to $0.8 million for the year ended December 31, 2011.  In December 2011, we discontinued the investment banking segment, which is included in discontinued operations.  Income derived from the investment bank was $3.0 million for the year ended December 31, 2011.

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

Non-GAAP Financial Measures

Funds From Operations

The Company evaluates performance based on Funds From Operations, which we refer to as FFO, as management believes that FFO represents the most accurate measure of activity and is the basis for distributions paid to equity holders.  The Company defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property and acquisition costs of newly acquired properties that are not capitalized, plus depreciation and amortization, including amortization of acquired above and below market lease intangibles and impairment charges on properties or investments in non-consolidated REITs, and after adjustments to exclude equity in income or losses from, and, to include the proportionate share of FFO from, non-consolidated REITs.

FFO should not be considered as an alternative to net income (determined in accordance with GAAP), nor as an indicator of the Company’s financial performance, nor as an alternative to cash flows from operating activities (determined in accordance with GAAP), nor as a measure of the Company’s liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company’s needs.

Other real estate companies and the National Association of Real Estate Investment Trusts, or NAREIT may define this term in a different manner.  We have included the NAREIT FFO definition in our table and note that other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do.

We believe that in order to facilitate a clear understanding of the results of the Company, FFO should be examined in connection with net income and cash flows from operating, investing and financing activities in the consolidated financial statements

The calculations of FFO are shown in the following table:

	For the Year Ended December 31,
(in thousands):	2013	2012	2011
Net income (loss)	$19,827	$7,633	$43,524
(Gain) loss on sale, less applicable income tax	(2,158)	14,826	(21,939)
Equity in earnings of non-consolidated REITs	1,358	(2,033)	(4,490)
FFO from non-consolidated REITs	2,148	4,124	6,784
Depreciation and amortization	79,090	55,518	48,439
NAREIT FFO	100,265	80,068	72,318
Acquisition costs of new properties	568	287	620

Funds From Operations	$100,833	$80,355	$72,938

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

The calculations of NOI are shown in the following table:

	Net Operating Income (NOI)*
	Rentable	Year	Year
	Square Feet	Ended	Ended	Inc	%
(in thousands)	or RSF	31-Dec-13	31-Dec-12	(Dec)	Change
Region
East	1,441	$20,260	$19,360	$900	4.6%
MidWest	1,682	19,864	20,240	(376)	-1.9%
South	2,508	37,563	35,858	1,705	4.8%
West	1,087	9,612	9,937	(325)	-3.3%
Same Store	6,718	87,299	85,395	1,904	2.2%

Acquisitions	2,967	34,801	3,749	31,052	34.7%
Property NOI from the continuing portfolio	9,685	122,100	89,144	32,956	37.0%
Dispositions and asset held for sale		839	703	136	-0.1%
Property NOI		$122,939	$89,847	$33,092	36.8%

Same Store		$87,299	$85,395	$1,904	2.2%

Less Nonrecurring
Items in NOI (a)		998	842	156	-0.1%

Comparative
Same Store		$86,301	$84,553	$1,748	2.1%

Reconciliation to Net income

	Year	Year
	Ended	Ended
	31-Dec-13	31-Dec-12
Net Income	$19,827	$7,633
Add (deduct):
Discontinued operations	(375)	491
Loss provision or (gain) on sale of assets	(2,158)	14,826
Management fee income	(2,493)	(2,120)
Depreciation and amortization	78,839	54,051
Amortization of above/below market leases	(213)	273
Selling, general and administrative	11,929	9,916
Interest expense	21,054	16,068
Interest income	(5,584)	(9,848)
Equity in earnings of non-consolidated REITs	1,358	(2,033)
Non-property specific items, net	(84)	(113)

Property NOI from the continuing portfolio	$122,100	$89,144

Dispositions and asset held for sale	839	703
Property NOI	$122,939	$89,847

(a)         Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

Liquidity and Capital Resources

Cash and cash equivalents were $19.6 million and $21.3 million at December 31, 2013 and December 31, 2012, respectively. The decrease of $1.7 million is attributable to $92.0 million provided by operating activities less $562.6 million used in investing activities, plus $468.9 million provided by financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $92.0 million is primarily attributable to net income of $19.8 million, less of the $2.2 million from a gain on sale of a property, plus the add backs of $75.2 million of non-cash activities, a $11.5 million increase in accounts payable and accrued expenses and a $1.5 million increase from tenant security deposits.  These increases were partially offset by a $9.1 million in payments of deferred leasing commissions, $1.5 million increase in prepaid expenses and other assets, a $2.1 million increase in tenant rents receivable and a $1.1 million increase in lease acquisition costs.

Investing Activities

Our cash used in investing activities for the year ended December 31, 2013 of $562.6 million is primarily attributable to $574.0 million in additions to real estate investments and office equipment and an $8.2 million increase in Sponsored REIT Loans, which was partially offset by $12.3 million of proceeds on the sale of a property, a $4.9 million distribution received from a preferred stock investment in a Sponsored REIT, which was sold in December 2012, a $2.3 million repayment of a Sponsored REIT Loan and $0.1 million of distributions in excess of earnings from non-consolidated REITs.

Financing Activities

Our cash provided by financing activities for the year ended December 31, 2013 of $468.9 million is primarily attributable to net proceeds from an equity offering of $230.7 million, net borrowings under the 2012 Revolver (as defined below) of $89.7 million and the proceeds of the 2013 Term Loan of $220.0 million.  These increases were partially offset by distributions paid to stockholders of $69.6 million and payment of financing costs to secure the 2013 Term Loan of $1.9 million.

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

The 2013 Term Loan bears interest at either (i) a rate equal to LIBOR plus 145 to 220 basis points depending on our total leverage ratio for the applicable period (LIBOR plus 190 basis points, or 2.06% at December 31, 2013) or (ii) a rate equal to the bank’s base rate plus 45 to 120 basis points depending on our total leverage ratio for the applicable period (the bank’s base rate plus 90 basis points, or 4.15% at December 31, 2013).  The actual LIBOR rate or base rate is determined based on the Company’s total leverage ratio for the applicable period as described in the table below:

Leverage Ratio					Base
Greater		Less Than	LIBOR		Rate
Than		or Equal to	Margin		Margin
—		25%	145.0	bps	45.0	bps
25%	and	35%	155.0	bps	55.0	bps
35%	and	45%	165.0	bps	65.0	bps
45%	and	55%	190.0	bps	90.0	bps
55%	and		220.0	bps	120.0	bps

Although the interest rate on the 2013 Term Loan is variable, we fixed the base LIBOR interest rate on the 2013 Term Loan by entering into an interest rate swap agreement. On August 26, 2013, we entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the 2013 Term Loan at 2.32% per annum for seven years.  Accordingly, based upon our leverage ratio, as of December 31, 2013, the interest rate on the 2013 Term Loan was 4.22% per annum.

The 2013 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to join certain subsidiaries as co-borrowers under the 2013 Credit Agreement and transactions with affiliates. The 2013 Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unencumbered debt service coverage ratio, a maximum ratio of certain investments to total assets and a maximum amount of secured recourse indebtedness. The 2013 Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the 2013 Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the 2013 Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the 2013 Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the 2013 Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the 2013 Term Loan financial covenants as of December 31, 2013.

We may use the proceeds of the 2013 Term Loan to finance the acquisition of real properties and for other permitted investments, to finance investments associated with Sponsored REITs, to refinance or retire existing indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the 2013 Credit Agreement.

2012 Credit Facility

As of December 31, 2013, the Company had bank notes payable to a group of banks for an unsecured credit facility comprised of both a revolving line of credit and a term loan (the “2012 Credit Facility”). The revolving line of credit portion of the 2012 Credit Facility is for borrowings, at the Company’s election, of up to $500,000,000 (the “2012 Revolver”). The term loan portion of the 2012 Credit Facility is for $400,000,000 (the “2012 Term Loan”).  The 2012 Revolver includes an accordion feature that allows for up to $250,000,000 of additional borrowing capacity subject to receipt of lender commitments and satisfaction of certain customary conditions.

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

The 2012 Credit Facility bears interest at either (i) a rate equal to LIBOR plus 135 to 190 basis points depending on the Company’s total leverage ratio at the time of the borrowing (LIBOR plus 165 basis points, or 1.82% at December 31, 2013) or (ii) a rate equal to the bank’s base rate plus 35 to 90 basis points depending on our total leverage ratio at the time of the borrowing (the bank’s base rate plus 65 basis points, or 3.90% at December 31, 2013).  The 2012 Credit Facility also obligates the Company to pay an annual facility fee of 20 to 40 basis points depending on the Company’s total leverage ratio (35 basis points at December 31, 2013).  The facility fee is assessed against the total amount of the 2012 Credit Facility, or $900,000,000. The actual amount of any applicable facility fee, LIBOR rate or base rate is determined based on the Company’s total leverage ratio as described in the table below:

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

Although the interest rate on the 2012 Credit Facility is variable, under the 2012 Credit Agreement, the Company fixed the base LIBOR interest rate on the 2012 Term Loan by entering into an interest rate swap agreement. On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the 2012 Term Loan at 0.75% per annum for five years.  Accordingly, based upon the Company’s leverage ratio, as of December 31, 2013, the interest rate on the 2012 Term Loan was 2.40% per annum.  In addition, based upon the Company’s leverage ratio, as of December 31, 2013, there were borrowings of $306,500,000 outstanding under the 2012 Revolver at a weighted average rate of 1.82% per annum.  The weighted average interest rate on all amounts outstanding on the 2012 Revolver during the year ended December 31, 2013 was approximately 1.65% per annum.

As of December 31, 2012, there were borrowings of $216,750,000 outstanding under the 2012 Revolver at a weighted average rate of 2.23% per annum.  As of December 31, 2011, there were borrowings of $449,000,000 outstanding under the 2011 Revolver at a weighted average rate of 2.24% per annum.

The 2012 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to join certain subsidiaries as co-borrowers under the 2012 Credit Agreement and transactions with affiliates. The 2012 Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unencumbered debt service coverage ratio, a maximum ratio of certain investments to total assets and a maximum amount of secured recourse indebtedness. The 2012 Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the 2012 Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the 2012 Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the 2012 Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the 2012 Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the 2012 Credit Facility financial covenants as of December 31, 2013.

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

On May 6, 2010, we entered into an on demand offering sales agreement that allows us to offer and sell up to an aggregate gross sales price of $75 million of our common stock from time to time, which we refer to as our ATM Sales Program.  The on demand offering sales agreement for the ATM Sales Program was amended on April 27, 2012 in connection with our filing of a new Registration Statement on Form S-3.  Sales of shares of our common stock depend upon market conditions and other factors determined by us and are deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by us in writing.  We have no obligation to sell any shares of our common stock, and may at any time suspend solicitation and offers.  During the year ended December 31, 2013, we did not sell any shares of our common stock under our ATM Sales Program.  As of December 31, 2013, we were authorized to offer and sell a remainder of approximately $34.3 million of our shares of common stock under the ATM Sales Program.

As of December 31, 2013, we had an automatic shelf registration statement on Form S-3 on file with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our common stock.  From time to time, we expect to issue additional shares of our common stock under our automatic shelf registration statement or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of December 31, 2013, we were committed to fund up to $111.8 million to six Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $99.7 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Additional information about our Sponsored REIT Loans outstanding as of December 31, 2013, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 4, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the years ended December 31, 2013 and 2012, the rental income exceeded the expenses for each individual property, with the exception of our property located in Southfield, Michigan.

Our property located in Southfield, Michigan with approximately 215,000 square feet of rentable space was 41.4% leased at December 21, 2012.  The property was sold on December 21, 2012.  Rental revenue did not cover ordinary operating expenses for the period ended December 21, 2012.  The property generated rental income of $1,113,000 and had operating expenses of $1,419,000 for the period ended December 21, 2012.

Rental Income Commitments

Our commercial real estate operations include the leasing of office buildings subject to leases with terms greater than one year.  The leases thereon expire at various dates through 2025.  Approximate future minimum rental income from non-cancelable operating leases as of December 31, 2013 is:

(in thousands)	Year ending December 31,

2014	$176,681
2015	165,974
2016	155,794
2017	133,345
2018	117,955
Thereafter (2019-2026)	243,743
$993,492

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2013.

	Payment due by period
Contractual	(in thousands)
Obligations	Total	2014	2015	2016	2017	2018	Thereafter
2012 Revolver	$306,500	$—	$—	$306,500	$—	$—	$—
2012 Term Loan	400,000	—	—	—	400,000	—	—
2013 Term Loan	220,000						220,000
Operating Leases	1,593	417	424	428	324	—	—
Total	$928,093	$417	$424	$306,928	$400,324	$—	$220,000

The operating leases in the table above consist of our lease of corporate office space, which commenced September 1, 2010 and expires on August 31, 2017 and has one five-year renewal option.  The lease includes a base annual rent and additional rent for our share of taxes and operating costs.

In addition to the amounts in the table above, from time to time, we may provide Sponsored REIT Loans to our Sponsored REITs.  As of December 31, 2013, we were committed to fund Sponsored REIT Loans up to $111.8 million to six Sponsored REITs, of which $99.7 million in the aggregate was drawn and outstanding.  Additional information about our Sponsored REIT Loans outstanding as of December 31, 2013, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 4, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

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

At December 31, 2013, 2012 and 2011, we held a common stock interest in 14, 15 and 16 Sponsored REITs, respectively, all of which were fully syndicated and in which we no longer share economic benefit or risk.

The table below shows our income and expenses from Sponsored REITs.  Management fees of $6,000,  for the year ended December 31, 2011 and interest expense related to the Company’s mortgage on property is eliminated in consolidation.

Year Ended December 31,
(in thousands)	2011
Operating Data:
Rental revenues	$1,482
Operating and maintenance expenses	480
Depreciation and amortization	610
Interest expense	197
Interest income	—
$195

During the year ended December 31, 2011, we recorded equity in income from two Sponsored REITs following commencement of the syndication of $1.7 million.

From time to time, we may provide Sponsored REIT Loans to our Sponsored REITs.  As of December 31, 2013, we were committed to fund Sponsored REIT Loans up to $111.8 million to six Sponsored REITs, of which $99.7 million in the aggregate was drawn and outstanding.  Additional information about our Sponsored REIT Loans outstanding as of December 31, 2013, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 4, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Item 7A.            Quantitative and Qualitative Disclosures About Market Risk.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  As of December 31, 2013 and December 31, 2012, if market rates on our outstanding borrowings under our 2012 Revolver increased by 10% at maturity, or approximately 18 and 17 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.6 million and $0.4 million annually, respectively.  Based upon our leverage ratio, the interest rate on our borrowings on the 2012 Revolver as of December 31, 2013 was LIBOR plus 165 basis points, or 1.82% per annum.  We do not believe that the interest rate risk represented by borrowings under our 2012 Revolver is material as of December 31, 2013.

Although the interest rates on the 2013 Term Loan and the 2012 Credit Facility are variable, the Company fixed the base LIBOR interest rates on the 2013 Term Loan and the 2012 Term Loan by entering into interest rate swap agreements.  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the 2013 Term Loan at 2.32% per annum for seven years (the “2013 Interest Rate Swap”).  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the 2012 Term Loan at 0.75% per annum for five years (the “2012 Interest Rate Swap”).  Accordingly, based upon the Company’s leverage ratios, as of December 31, 2013, the interest rate on the 2013 Term Loan was 4.22% per annum and the interest rate on the 2012 Term Loan was 2.40% per annum.  The fair value of the 2013 Interest Rate Swap and the 2012 Interest Rate Swap is affected by changes in market interest rates.  We believe that we have mitigated interest rate risk with respect to the 2013 Term Loan through the 2013 Interest Rate Swap for the seven year term of the 2013 Term Loan.  We believe that we have mitigated interest rate risk with respect to the 2012 Term Loan through the 2012 Interest Rate Swap for the five year term of the 2012 Term Loan. The 2013 Interest Rate Swap and the 2012 Interest Rate Swap were our only derivative instruments as of Decembr 31, 2013.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our 2013 Term Loan and our 2012 Term Loan as of December 31, 2013 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2013 Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(2,044)
2012 Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$5,321

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

We borrow from time-to-time under the 2012 Revolver.  These borrowings bear interest at either (i) a rate equal to LIBOR plus 135 to 190 basis points depending on our total leverage ratio at the time of the borrowing (LIBOR plus 165 basis points, or 1.82% at December 31, 2013) or (ii) a rate equal to the bank’s base rate plus 35 to 90 basis points depending on our total leverage ratio at the time of the borrowing (the bank’s base rate plus 65 basis points, or 3.90% at December 31, 2013).  There were borrowings totaling $306.5 million and $216.8 million on the 2012 Revolver, at a weighted average rate of 1.82% and 1.66% outstanding at December 31, 2013 and December 31, 2012, respectively.  We have drawn on the 2012 Revolver, and intend to draw on the 2012 Revolver in the future for a variety of corporate purposes, including the funding of Sponsored REIT Loans and the acquisition of properties that we acquire directly for our portfolio.  Information about our Sponsored REIT Loans as of December 31, 2013 is incorporated herein by reference to Note 4, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

The following table presents as of December 31, 2013 our contractual variable rate borrowings under our 2012 Revolver, which matures on September 27, 2016, under our 2012 Term Loan, which matures on September 27, 2017 and under our 2013 Term Loan, which matures on August 26, 2020.  Under the 2012 Revolver, we have the right to extend the initial maturity date by an additional 12 months, or until September 27, 2017, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2014	2015	2016	2017	2018	Thereafter
2012 Revolver	$306,500	$—	$—	$306,500	$—	$—	$—
2012 Term Loan	400,000				400,000	—
2013 Term Loan	220,000					—	220,000
Total	$926,500	$—	$—	$306,500	$400,000	$—	$220,000

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

Item 9.                     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.            Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 1992 framework.

Based on our assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included elsewhere in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2013.  Please see page F-3.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of February 18, 2014 by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

By:	/s/ George J. Carter
George J. Carter
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter	President, Chief Executive Officer and	February 18, 2014
George J. Carter	Director (Principal Executive Officer)

/s/ Barbara J. Fournier	Executive Vice President, Chief Operating	February 18, 2014
Barbara J. Fournier	Officer, Treasurer, Secretary and Director

Executive Vice President and Chief
/s/ John G. Demeritt	Financial Officer (Principal Financial	February 18, 2014
John G. Demeritt	Officer and Principal Accounting Officer)

/s/ Janet P. Notopoulos	Director, Executive Vice President	February 18, 2014
Janet P. Notopoulos

/s/ John Burke	Director	February 18, 2014
John Burke

/s/ Brian N. Hansen	Director	February 18, 2014
Brian N. Hansen

/s/ Dennis J. McGillicuddy	Director	February 18, 2014
Dennis J. McGillicuddy

/s/ Georgia Murray	Director	February 18, 2014
Georgia Murray

/s/ Barry Silverstein	Director	February 18, 2014
Barry Silverstein

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

10.1+ (3)	2002 Stock Incentive Plan of FSP Corp.

10.2 (4)	Credit Agreement, dated August 26, 2013, among FSP Corp. and the other parties thereto.

10.3 (4)	ISDA Master Agreement, dated August 26, 2013, between FSP Corp. and Bank of Montreal, together with the schedule relating thereto.

10.4 (4)	First Amendment to Amended and Restated Credit Agreement, dated August 23, 2013, among FSP Corp. and the other parties thereto.

10.5 (5)	Amended and Restated Credit Agreement, dated September 27, 2012, among FSP Corp. and the other parties thereto.

10.6 (5)	ISDA Master Agreement, dated September 27, 2012, between FSP Corp. and Bank of America, N.A., together with the schedule relating thereto.

10.7+ (6)	Form of Retention Agreement.

10.8+ (7)	Change in Control Discretionary Plan.

10.9 (8)	Baird On Demand Offering Sales Agreement between FSP Corp. and Robert W. Baird & Co. Incorporated dated May 6, 2010.

10.10 (9)	Amendment No.1 to Baird On Demand Offering Sales Agreement between FSP Corp. and Robert W. Baird & Co. Incorporated dated April 27, 2012.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following materials from FSP Corp.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to FSP Corp.’s Form 8-A, filed April 5, 2005 (File No. 001-32470).

(2)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 15, 2013 (File No. 001-32470).

(3)	Incorporated by reference to FSP Corp.’s Annual Report on Form 10-K, filed on March 29, 2002 (File No. 0-32615).

(4)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on August 27, 2013 File No. 001-32470).

(5)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on September 27, 2012 File No. 001-32470).

(6)	Incorporated by reference to FSP Corp.’s Annual Report on Form 10-K, filed on February 24, 2006 (File No. 001-32470).

(7)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 8, 2006 (File No. 001-32470).

(8)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on May 7, 2010 (File No. 001-32470).

(9)	Incorporated by reference to Exhibit 1.2 to FSP Corp.’s Current Report on Form 8-K, filed on April 27, 2012 File No. 001-32470).

+	Management contract or compensatory plan or arrangement filed as an Exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

*	Filed herewith.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Franklin Street Properties Corp.:

We have audited the accompanying consolidated balance sheets of Franklin Street Properties Corp. as of December 31, 2013 and 2012, and the related consolidated statements of income, other comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Street Properties Corp. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Franklin Street Properties Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 18, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 18, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Franklin Street Properties Corp.:

We have audited Franklin Street Properties Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Franklin Street Properties Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Franklin Street Properties Corp.’s Annual Report on Form 10-K under the heading Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Franklin Street Properties Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Franklin Street Properties Corp. and our report dated February 18, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 18, 2014

Franklin Street Properties Corp.
Consolidated Balance Sheets

	December 31,
(in thousands)	2013	2012

Assets:
Real estate assets:
Land	$185,479	$141,545
Buildings and improvements	1,603,941	1,172,928
Fixtures and equipment	1,170	904
	1,790,590	1,315,377
Less accumulated depreciation	222,252	180,589
Real estate assets, net	1,568,338	1,134,788

Acquired real estate leases, less accumulated amortization of $69,848 and $39,203, respectively	183,454	108,203
Investment in non-consolidated REITs	80,494	81,960
Asset held for sale	—	10,575
Cash and cash equivalents	19,623	21,267
Restricted cash	643	575
Tenant rent receivables, less allowance for doubtful accounts of $50 and $1,300, respectively	5,102	1,749
Straight-line rent receivable, less allowance for doubtful accounts of $135 and $135, respectively	42,261	35,374
Prepaid expenses and other assets	10,506	13,761
Other assets: derivative asset	5,321	—
Related party mortgage loan receivable	99,746	93,896
Office computers and furniture, net of accumulated depreciation of $747 and $584, respectively	709	544
Deferred leasing commissions, net of accumulated amortization of $15,031 and $11,812, respectively	27,837	23,376

Total assets	$2,044,034	$1,526,068

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2013	2012

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$306,500	$216,750
Term loans payable	620,000	400,000
Accounts payable and accrued expenses	44,137	31,122
Accrued compensation	2,985	2,540
Tenant security deposits	4,027	2,489
Other liabilities: derivative liability	2,044	1,219
Acquired unfavorable real estate leases, less accumulated amortization of $6,926 and $4,618, respectively	14,175	7,199

Total liabilities	993,868	661,319

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 100,187,405 and 82,937,405 shares issued and outstanding, respectively	10	8
Additional paid-in capital	1,273,556	1,042,876
Accumulated other comprehensive income (loss)	3,277	(1,219)
Earnings (distributions) in excess of accumulated earnings/distributions	(226,677)	(176,916)

Total stockholders’ equity	1,050,166	864,749

Total liabilities and stockholders’ equity	$2,044,034	$1,526,068

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Consolidated Statements of Income

	For the Year Ended
	December 31,
(in thousands, except per share amounts)	2013	2012	2011

Revenues:
Rental	$206,926	$150,434	$133,946
Related party revenue:
Management fees and interest income from loans	6,646	10,947	4,046
Other	64	199	49
Total revenues	213,636	161,580	138,041
Expenses:
Real estate operating expenses	51,100	37,440	35,074
Real estate taxes and insurance	31,616	22,904	20,112
Depreciation and amortization	78,839	54,051	47,417
Selling, general and administrative	11,911	9,916	6,855
Interest	21,054	16,068	12,666
Total expenses	194,520	140,379	122,124

Income before interest income, equity in earnings of non-consolidated REITs and taxes on income	19,116	21,201	15,917
Interest income	16	51	22
Equity in earnings of non-consolidated REITs	(1,358)	2,033	3,685

Income before taxes on income	17,774	23,285	19,624
Taxes on income	480	335	267

Income from continuing operations	17,294	22,950	19,357
Discontinued operations:
Income (loss) from discontinued operations, net of income tax	375	(491)	2,228
Gain (loss) on sale, less applicable income tax	2,158	(14,826)	21,939
Total discontinued operations	2,533	(15,317)	24,167

Net income	$19,827	$7,633	$43,524

Weighted average number of shares outstanding, basic and diluted	93,855	82,937	81,857

Earnings per share, basic and diluted, attributable to:
Continuing operations	$0.18	$0.28	$0.24
Discontinued operations	0.03	(0.19)	0.29
Net income per share, basic and diluted	$0.21	$0.09	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Consolidated Statements of Other Comprehensive Income

	For the Year Ended December 31,
(in thousands)	2013	2012	2011

Net income	$19,827	$7,633	$43,524

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	4,496	(1,219)	94
Amortized gain on derivative financial instruments	—	—	983
Total other comprehensive income (loss)	4,496	(1,219)	1,077

Comprehensive income	$24,323	$6,414	$44,601

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Consolidated Statements of Stockholders’ Equity

					Earnings
					(distributions)
				Accumulated	in excess of
			Additional	other	accumulated	Total
	Common Stock		Paid-In	comprehensive	earnings/	Stockholders’
(in thousands)	Shares	Amount	Capital	loss	distributions	Equity

Balance, December 31, 2010	81,437	8	1,025,491	(1,077)	(102,864)	921,558
Comprehensive income	—	—	—	1,077	43,524	44,601
Shares issued for:
Equity offering	1,500	—	17,385	—	—	17,385
Distributions	—	—	—	—	(62,177)	(62,177)
Balance, December 31, 2011	82,937	8	1,042,876	—	(121,517)	921,367
Comprehensive income	—	—	—	(1,219)	7,633	6,414
Distributions	—	—	—	—	(63,032)	(63,032)
Balance, December 31, 2012	82,937	8	1,042,876	(1,219)	(176,916)	864,749
Comprehensive income	—	—	—	4,496	19,827	24,323
Shares issued for:
Equity offering	17,250	2	230,680	—	—	230,682
Distributions	—	—	—	—	(69,588)	(69,588)
Balance, December 31, 2013	100,187	$10	$1,273,556	$3,277	$(226,677)	$1,050,166

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$19,827	$7,633	$43,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	81,267	57,500	50,261
Amortization of above market lease	(365)	71	(47)
Gain (loss) on sale, less applicable income tax	(2,158)	14,826	(21,939)
Equity in earnings of non-consolidated REITs	1,358	(2,033)	(3,086)
Distributions from non-consolidated REITs	—	705	3,474
Increase (decrease) in bad debt reserve	(1,250)	65	(365)
Changes in operating assets and liabilities:
Restricted cash	(68)	(82)	(73)
Tenant rent receivables	(2,103)	(354)	827
Straight-line rents	(5,782)	(4,464)	(9,878)
Lease acquisition costs	(1,146)	(2,520)	—
Prepaid expenses and other assets	(1,547)	(328)	1,611
Accounts payable, accrued expenses and other items	11,137	3,717	4,213
Accrued compensation	445	318	419
Tenant security deposits	1,538	481	78
Payment of deferred leasing commissions	(9,125)	(5,179)	(8,058)
Net cash provided by operating activities	92,028	70,356	60,961
Cash flows from investing activities:
Purchase of real estate assets, office computers and furniture	(473,922)	(183,868)	(174,020)
Acquired real estate leases	(100,143)	(37,302)	(62,230)
Investment in non-consolidated REITs	4,858	(1)	(10)
Distributions in excess of earnings from non-consolidated REITs	108	2,105	1,582
Investment in related party mortgage loan receivable	(8,200)	(74,580)	(82,832)
Repayment of related party mortgage receivable	2,350	121,200	—
Changes in deposits on real estate assets	—	—	200
Investment in assets held for syndication	—	—	2,230
Proceeds received on sales of real estate assets	12,301	157	96,790
Net cash used in investing activities	(562,648)	(172,289)	(218,290)
Cash flows from financing activities:
Distributions to stockholders	(69,588)	(63,032)	(62,177)
Proceeds from equity offering	241,500	—	18,001
Offering costs	(10,818)	—	(706)
Borrowings under bank note payable	160,000	294,750	449,000
Repayments of bank note payable	(70,250)	(527,000)	(209,968)
Borrowing (repayment) of term loan payable	220,000	400,000	(74,850)
Deferred financing costs	(1,868)	(5,331)	(5,388)
Swap termination payment	—	—	(983)
Net cash provided by financing activities	468,976	99,387	112,929
Net increase (decrease) in cash and cash equivalents	(1,644)	(2,546)	(44,400)
Cash and cash equivalents, beginning of year	21,267	23,813	68,213
Cash and cash equivalents, end of year	$19,623	$21,267	$23,813

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2013	2012	2011

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$19,556	$13,969	$9,688
Taxes on income	$515	$265	$225
Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$3,570	$1,692	$733

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

1.     Organization

Franklin Street Properties Corp. (“FSP Corp.” or the “Company”), holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC, FSP Holdings LLC and FSP Protective TRS Corp.  FSP Investments LLC is a registered broker/dealer with the Securities and Exchange Commission and is a member of the Financial Industry Regulatory Authority, or FINRA.  FSP Property Management LLC provides asset management and property management services.  The Company also has a non controlling common stock interest in 14 corporations organized to operate as real estate investment trusts (“REIT”) and a non-controlling preferred stock interest in two of those REITs.  Collectively, the 14 REITs are referred to as the “Sponsored REITs”.

As of December 31, 2013, the Company owned and operated a portfolio of real estate consisting of 39 properties, managed 14 Sponsored REITs and held six promissory notes secured by mortgages on real estate owned by Sponsored REITs, including one mortgage loan, one construction loan and four revolving lines of credit.  From time-to-time, the Company may acquire real estate, make additional secured loans or acquire a Sponsored REIT.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

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

Investments in non-consolidated REITs

The Company has a non-controlling common stock interest in 14 Sponsored REITs and a non-controlling preferred stock interest in two Sponsored REITs.  In December 2011, the Company announced that it will no longer sponsor the syndication of newly-formed Sponsored REITs, though it has the capability to sponsor the syndication of any additional shares of preferred stock in existing Sponsored REITs.

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

Acquired Real Estate Leases and Amortization

The Company recorded the value of acquired real estate leases as a result of three acquisitions in 2013, two acquisitions in 2012 and five acquisitions in 2011.  Acquired real estate leases represent costs associated with acquiring an in-place lease (i.e., the market cost to execute a similar lease, including leasing commission, legal, vacancy and other related costs) and the value relating to leases with rents above the market rate.  Amortization is computed using the straight-line method over the term of the leases, which range from 1 month to 281 months.  Amortization expense was approximately $32,230,000, $19,174,000, and $13,697,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Amortization related to costs associated with acquiring an in-place lease is included in depreciation and amortization on the consolidated statements of income.  Amortization related to leases with rents above the market rate is offset against the rental revenue in the consolidated statements of income. The estimated annual amortization expense for the five years and thereafter succeeding December 31, 2013 is as follows:

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

2.     Significant Accounting Policies (continued)

Acquired Real Estate Leases and Amortization (continued)

(in thousands)	December 31,
2014	$42,243
2015	36,876
2016	30,807
2017	24,524
2018	19,369
2019 and thereafter	29,635

Acquired Unfavorable Real Estate Leases and Amortization

The Company recorded the value of acquired unfavorable leases as a result of three acquisitions in 2013, two acquisitions in 2012 and five acquisitions in 2011.  Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate.  Amortization is computed using the straight-line method over the term of the leases, which range from 2 months to 281 months.  Amortization expense was approximately $3,073,000, $1,548,000 and $1,301,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Amortization related to leases with rents below the market rate is included with rental revenue in the consolidated statements of income.  The estimated annual amortization for the five years and thereafter succeeding December 31, 2013 is as follows:

(in thousands)
2014	$3,267
2015	2,948
2016	2,387
2017	1,816
2018	1,397
2019 and thereafter	2,360

Discontinued Operations

The Company reports as discontinued operations, the income and expenses associated with a disposal group (i) that qualifies as a component of an entity, (ii) for which cash flows will be eliminated from the ongoing operations of the entity, and (iii) in which the Company will not have significant continuing involvement.

The Company accounts for sale of properties and assets held for sale as discontinued operations.  Classification as held for sale typically occurs upon the execution of a purchase and sale agreement and belief by management that the sale or disposition is probable of occurrence within one year.  Upon determining that a property is held for sale, the Company discontinues depreciating the property and reflects the property in its consolidated balance sheets at the lower of its carrying amount or fair value less the cost to sell.  The Company presents property held for sale on its consolidated balance sheets as “Asset held for sale”, on a comparative basis.  The Company reports the results of operations of its properties sold or held for sale in its consolidated statements of income as discontinued operations if no significant continuing involvement exists after the sale or disposition.

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

Tenant Rent Receivables

Tenant rent receivables are expected to be collected within one year. The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments.  The computation of this allowance is based in part on the tenants’ payment history and current credit status.  The Company charged off $1,237,000 in receivables and decreased its allowance by $13,000 during 2013; charged off $20,000 in receivables and increased its allowance by $85,000 during 2012; and charged off $399,000 in receivables and increased its allowance by $34,000 during 2011, based on such analysis.

Related Party Mortgage Loan Receivable

Management monitors and evaluates the secured loans compared to the expected performance, cash flow and value of the underlying real estate and has not experienced a loss on these loans to date.

Concentration of Credit Risks

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, derivatives and accounts receivable.  The Company maintains its cash balances principally in two banks which the Company believes to be creditworthy.  The Company periodically assesses the financial condition of the banks and believes that the risk of loss is minimal.  Cash balances held with various financial institutions frequently exceed the insurance limit of $250,000 provided by the Federal Deposit Insurance Corporation.  The derivatives that we have are from two interest rate swap agreements that are discussed in Note 6.  The Company performs ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  The Company has no single tenant which accounts for more than 10% of its annualized rent.

Financial Instruments

The Company estimates that the carrying values of cash and cash equivalents, restricted cash, receivables, prepaid expenses, accounts payable and accrued expenses, accrued compensation, tenant security deposits approximate their fair values based on their short-term maturity and the bank note and term loans payable approximate their fair values as they bear interest at variable interest rates.

Straight-line Rent Receivable

Certain leases provide for fixed rent increases over the term of the lease. Rental revenue is recognized on a straight-line basis over the related lease term; however, billings by the Company are based on the lease agreements.  Straight-line rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $42,261,000 and $35,441,000 at December 31, 2013 and 2012, respectively.  The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments.  The computation of this allowance is based in part on the tenants’ payment history and current credit status.  The Company charged off $48,000 in receivables and increased its allowance by $48,000 during 2013, charged off $28,000 in receivables and increased its allowance by $28,000 during 2012 and charged off $567,000 in receivables and increased its allowance by $2,000 during 2011, based on such analysis.

Deferred Leasing Commissions

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space.  These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements.  Amortization expense was approximately $4,683,000, $4,173,000 and $3,806,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

2.     Significant Accounting Policies (continued)

Deferred Leasing Commissions (continued)

The estimated annual amortization for the five years and thereafter following December 31, 2013 is as follows:

(in thousands)
2014	$5,240
2015	4,669
2016	4,193
2017	3,312
2018	2,945
2019 and thereafter	7,476

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

Revenue Recognition

Rental revenue includes income from leases, certain reimbursable expenses, straight-line rent adjustments and other income associated with renting the property.  A summary of rental revenue is shown in the following table:

	Year Ended
	December 31,
(in thousands)	2013	2012	2011
Income from leases	$159,472	$116,494	$98,080
Reimbursable expenses	41,486	29,847	26,006
Straight-line rent adjustment	5,755	4,366	9,863
Amortization of favorable and unfavorable leases	213	(273)	(3)
	$206,926	$150,434	$133,946

Rental Revenue - The Company has retained substantially all of the risks and benefits of ownership of the Company’s commercial properties and accounts for its leases as operating leases. Rental income from leases, which includes rent concessions (including free rent and tenant improvement allowances) and scheduled increases in rental rates during the lease term, is recognized on a straight-line basis. The Company does not have any significant percentage rent arrangements with its commercial property tenants. Reimbursable expenses are included in rental income in the period earned.

Related Party and Other Revenue - Property and asset management fees and other income are recognized when the related services are performed and the earnings process is complete.

Segment Reporting

ASC 280 Segment Reporting (“ASC 280”) establishes standards for the way public entities report information about operating segments in the financial statements.  The Company is a REIT focused on real estate investments primarily in the office market and currently operates in only one segment: real estate operations.  In December 2011, the Company discontinued the activities of its investment banking segment, which are included in discontinued operations for all periods presented.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

2.     Significant Accounting Policies (continued)

Income Taxes

Taxes on income for the years ended December 31, 2013, 2012 and 2011 represent taxes incurred by FSP Protective TRS Corp, which is a taxable REIT subsidiary and the State of Texas franchise tax applicable to FSP Corp., which is classified as an income tax for reporting purposes.  Taxes on income incurred by FSP Investments, which is a taxable REIT subsidiary, are classified in discontinued operations.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at December 31, 2013, 2012, and 2011. The denominator used for calculating basic and diluted net income per share was 93,855,000, 82,937,000, and 81,857,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Derivative Instruments

The Company recognizes derivatives on the consolidated balance sheet at fair value. Derivatives that do not qualify, or are not designated as hedge relationships, must be adjusted to fair value through income. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the consolidated balance sheet as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income within stockholders’ equity. Amounts are then reclassified from accumulated other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Ineffectiveness, if any, is recorded in the income statement. The Company periodically reviews the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly.  Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  The Company currently has no fair value hedges outstanding. Fair values of derivatives are subject to significant variability based on changes in interest rates and counterparty credit risk. The results of such variability could be a significant increase or decrease in our derivative assets, derivative liabilities, book equity, and/or earnings.

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

Reclassifications

Certain amounts in the 2012 and 2011 financial statements have been reclassified to conform to 2013 presentation. The reclassifications were related primarily to a property sold, which is presented as discontinued operations for all periods presented. Reclassifications of discontinued operations changed rental revenues, operating and maintenance expenses, general & administrative expenses and depreciation and amortization and the related assets.  There was no change to net income for any period presented as a result of these reclassifications.

Recent Accounting Standards

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update  requires entities to report  the  effect  of  significant reclassifications   out   of   accumulated   other   comprehensive   income   on   the respective  line  items  in  net  income  if  the  amount  being  reclassified  is  required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its  entirety  to  net  income. This update was effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on the disclosures in, or presentation of, our consolidated financial statements.

3.     Significant Acquisitions

During the year ended December 31, 2013, the Company acquired three properties with an aggregate of approximately 1,951,000 rentable square feet at an aggregate purchase price of approximately $558 million before deductions of closing costs and adjustments of approximately $3 million.  One property is located in Atlanta, Georgia and two properties are located in Denver, Colorado.  The Company expensed acquisition costs of approximately $568,000 related to these acquisitions for the year ended December 31, 2013.

The purchase price of the properties were allocated to real estate investments and leases, including lease origination costs.  Lease origination costs represent the value associated with acquiring an in-place lease (i.e. the market cost to execute a similar lease, including leasing commission, legal, vacancy, and other related costs).  The value assigned to buildings approximates their replacement cost; the value assigned to land approximates its appraised value; and the value assigned to leases approximates their fair value.  Other assets and liabilities are recorded at their historical costs, which approximates fair value.

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

	For the Year Ended
(unaudited)	December 31,
(in thousands except per share amounts)	2013	2012

Revenue	$241,346	$211,289
Income from continuing operations	$12,527	$10,668
Net income	$15,060	$(4,649)
Weighted average shares outstanding	93,855	82,937

Income from continuing operations per share	$0.13	$0.13
Net income per share	$0.16	$(0.06)

During the year ended December 31, 2013, the Company recognized approximately $29.7 million of revenues and $3.8 million of net income from operations of these acquisitions.

4.     Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs

At December 31, 2013, the Company held an interest in 14 Sponsored REITs, all of which were fully syndicated.  At December 31, 2012, the Company held an interest in 15 Sponsored REITs, all of which were fully syndicated.  At December 31, 2011, the Company held an interest in 16 Sponsored REITs, all of which were fully syndicated.  The Company holds a non-controlling preferred stock investment in two of these Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

In December 2013, the property owned by FSP 505 Waterford Corp. (“505 Waterford”), a Sponsored REIT, was sold and, thereafter, 505 Waterford declared and issued a liquidating distribution for its preferred shareholders.  The Company held a mortgage loan secured by the property owned by 505 Waterford in the principal amount of $2,350,000, which was repaid  from the proceeds of the sale.

In September 2006, the Company purchased 48 preferred shares or 4.6% of the outstanding preferred shares of one of its Sponsored REITs, FSP Phoenix Tower Corp (“Phoenix Tower”).  On December 20, 2012, the property owned by Phoenix Tower was sold and, thereafter, Phoenix Tower declared and issued a liquidating distribution for its preferred shareholders, from which the Company was entitled to $4,862,000.  The Company received $4,752,000 on January 4, 2013 and $96,000 on September 30, 2013.  In connection with its common stock ownership of Phoenix Tower, the Company received $10,000 on September 30, 2013.  As of December 31, 2013, the Company held a beneficial interest in the Phoenix Tower liquidating trust in the amount of approximately $14,000, which is included in other assets in the accompanying consolidated balance sheet.

The table below shows the Company’s income and expenses from Sponsored REITs syndicated in 2011.  There were no syndications of Sponsored REITs in 2013 or 2012.  Management fees of $6,000 for the year ended December 31, 2011, and interest expense related to the Company’s mortgages on properties owned by this entity of $197,000 for the year ended December 31, 2011, are eliminated in consolidation.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

4.     Related Party Transactions and Investments in Non-Consolidated Entities (continued)

Year Ended December 31,
(in thousands)	2011
Operating Data:
Rental revenues	$1,482
Operating and maintenance expenses	480
Depreciation and amortization	610
Interest expense	197
Interest income	—
$195

Equity in earnings (losses) of investment in non-consolidated REITs:

The following table includes equity in earnings (losses) of investments in non-consolidated REITs:

	Year Ended December 31,
(in thousands)	2013	2012	2011

Equity in earnings of Sponsored REITs	$—	$—	$1,696
Equity in earnings (losses) of Phoenix Tower	—	1,618	(14)
Equity in earnings (losses) of East Wacker	(1,021)	670	2,137
Equity in earnings (losses) of Grand Boulevard	(337)	(255)	(134)
	$(1,358)	$2,033	$3,685

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

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

4.     Related Party Transactions and Investments in Non-Consolidated Entities (continued)

The following table includes distributions received from non-consolidated REITs:

	Year Ended December 31,
(in thousands)	2013	2012	2011

Distributions from Sponsored REITs	$—	$—	$1,337
Distributions from Phoenix Tower	—	173	130
Distributions from East Wacker	—	2,489	3,319
Distributions from Grand Boulevard	107	148	270
	$107	$2,810	$5,056

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

The operating data below for 2013 includes the operations of the 15 Sponsored REITs the Company held an interest in during the year and the 14 Sponsored REITS the Company held an interest in as of December 31, 2013.  On December 6, 2013, the property owned by 505 Waterford was sold.  On December 20, 2012, the property owned by Phoenix Tower was sold.  The operating data below for 2012 includes operations of the 15 Sponsored REITs the Company held an interest in as of December 31, 2012.  The operating data below for 2011 includes operations of the 16 Sponsored REITs the Company held an interest in as of December 31, 2011.

Summarized financial information for the Sponsored REITs is as follows:

	December 31,	December 31,
(in thousands)	2013	2012

Balance Sheet Data (unaudited):
Real estate, net	$642,105	$659,655
Other assets	187,494	156,785
Total liabilities	(321,099)	(316,311)
Shareholders’ equity	$508,500	$500,129

	For the Year Ended
	December 31,
(in thousands)	2013	2012	2011

Operating Data (unaudited):
Rental revenues	$93,608	$109,676	$111,417
Other revenues	68	115	90
Operating and maintenance expenses	(48,718)	(56,621)	(55,672)
Selling, general and administrative	—	—	(604)
Depreciation and amortization	(31,450)	(35,143)	(33,909)
Interest expense	(13,752)	(17,357)	(17,180)
Gain on sale, less applicable income tax	5,851	36,610	—
Net income	$5,607	$37,280	$4,142

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

4.     Related Party Transactions and Investments in Non-Consolidated Entities (continued)

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $1,078,000, $1,149,000 and $958,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Prior to terminating the activities of its investment banking segment in December 2011, the Company typically made an acquisition loan (“Acquisition Loans”) to each newly-formed Sponsored REIT which was secured by a mortgage on the borrower’s real estate.  These loans enabled Sponsored REITs to acquire their respective properties prior to the consummation of the offerings of their equity interests.  The Company anticipated that each Acquisition Loan would be repaid at maturity, or earlier, from the proceeds of the Sponsored REIT’s equity offering.  Each Acquisition Loan had an original term of two years and bore interest at approximately the same rate paid by FSP Corp. for borrowings under its 2011 Revolver or previous revolving lines of credit.  The Company made one Acquisition Loan for the syndication of FSP Union Centre Corp. during 2011, which was repaid on October 20, 2011.  There were no Acquisition Loans outstanding at December 31, 2013 and 2012.

The following is a summary of the Sponsored REIT Loans outstanding as of December 31, 2013:

			Maximum	Amount			Interest
(dollars in thousands)		Maturity	Amount	Drawn at	Interest	Draw	Rate at
Sponsored REIT	Location	Date	of Loan	31-Dec-13	Rate (1)	Fee (2)	31-Dec-13

Secured revolving lines of credit
FSP Highland Place I Corp.	Centennial, CO	31-Dec-14	$5,500	$1,825	L+4.4%	0.5%	4.57%
FSP Satellite Place Corp.	Duluth, GA	31-Mar-14	5,500	5,500	L+4.4%	0.5%	4.57%
FSP 1441 Main Street Corp.	Columbia, SC	31-Mar-14	10,800	9,000	L+4.4%	0.5%	4.57%
FSP Galleria North Corp.	Dallas, TX	30-Jan-15	15,000	12,880	L+5.0%	0.5%	5.17%

Secured construction loan
FSP 385 Interlocken Development Corp.	Broomfield, CO	30-Apr-14	42,000	37,541	L+4.4%	n/a	4.57%

Mortgage loan secured by property
FSP Energy Tower I Corp. (3)	Houston, TX	5-Jul-14	33,000	33,000	6.41%	n/a	6.41%

			$111,800	$99,746

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

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

4.     Related Party Transactions and Investments in Non-Consolidated Entities (continued)

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $5,568,000, $9,798,000,  and $3,087,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

5.     Bank note payable and term note payable

2013 Term Loan

On August 26, 2013, the Company and certain of its wholly-owned subsidiaries entered into a Credit Agreement (the “2013 Credit Agreement”) with the lending institutions referenced in the 2013 Credit Agreement and Bank of Montreal, as administrative agent, to provide for a single unsecured term loan borrowing on the closing date in the amount of $220,000,000 (the “2013 Term Loan”).  On August 26, 2013, the Company drew down $220,000,000 under the 2013 Term Loan.  The 2013 Term Loan has a seven year term that matures on August 26, 2020.  The 2013 Term Loan includes an accordion feature that allows for up to $50,000,000 of additional loans subject to receipt of lender commitments and satisfaction of certain customary conditions.

The 2013 Term Loan bears interest at either (i) a rate equal to LIBOR plus 145 to 220 basis points depending on the Company’s total leverage ratio for the applicable period (LIBOR plus 190 basis points, or 2.06% at December 31, 2013) or (ii) a rate equal to the bank’s base rate plus 45 to 120 basis points depending on our total leverage ratio for the applicable period (the bank’s base rate plus 90 basis points, or 4.15% at December 31, 2013).  The actual LIBOR rate or base rate is determined based on the Company’s total leverage ratio for the applicable period as described in the table below:

Leverage Ratio					Base
Greater		Less Than	LIBOR		Rate
Than		or Equal to	Margin		Margin
—		25%	145.0	bps	45.0	bps
25%	and	35%	155.0	bps	55.0	bps
35%	and	45%	165.0	bps	65.0	bps
45%	and	55%	190.0	bps	90.0	bps
55%	and		220.0	bps	120.0	bps

Although the interest rate on the 2013 Term Loan is variable, the Company fixed the base LIBOR interest rate on the 2013 Term Loan by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the 2013 Term Loan at 2.32% per annum for seven years.  Accordingly, based upon the Company’s leverage ratio, as of December 31, 2013, the interest rate on the 2013 Term Loan was 4.22% per annum.

The 2013 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to join certain subsidiaries as co-borrowers under the 2013 Credit Agreement and transactions with affiliates. The 2013 Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unencumbered debt service coverage ratio, a maximum ratio of certain investments to total assets and a maximum amount of secured recourse indebtedness. The 2013 Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the 2013 Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the 2013 Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the 2013 Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the 2013 Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the 2013 Term Loan financial covenants as of December 31, 2013.

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

2012 Credit Facility

As of December 31, 2013, the Company had bank notes payable to a group of banks for an unsecured credit facility comprised of both a revolving line of credit and a term loan (the “2012 Credit Facility”). The revolving line of credit portion of the 2012 Credit Facility is for borrowings, at the Company’s election, of up to $500,000,000 (the “2012 Revolver”). The term loan portion of the 2012 Credit Facility is for $400,000,000 (the “2012 Term Loan”).  The 2012 Revolver includes an accordion feature that allows for up to $250,000,000 of additional borrowing capacity subject to receipt of lender commitments and satisfaction of certain customary conditions.

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

The 2012 Credit Facility bears interest at either (i) a rate equal to LIBOR plus 135 to 190 basis points depending on the Company’s total leverage ratio at the time of the borrowing (LIBOR plus 165 basis points, or 1.82% at December 31, 2013) or (ii) a rate equal to the bank’s base rate plus 35 to 90 basis points depending on our total leverage ratio at the time of the borrowing (the bank’s base rate plus 65 basis points, or 3.90% at December 31, 2013).  The 2012 Credit Facility also obligates the Company to pay an annual facility fee of 20 to 40 basis points depending on the Company’s total leverage ratio (35 basis points at December 31, 2013).  The facility fee is assessed against the total amount of the 2012 Credit Facility, or $900,000,000. The actual amount of any applicable facility fee, LIBOR rate or base rate is determined based on the Company’s total leverage ratio as described in the table below:

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

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

5.     Bank note payable and term note payable (continued)

Although the interest rate on the 2012 Credit Facility is variable, under the 2012 Credit Agreement, the Company fixed the base LIBOR interest rate on the 2012 Term Loan by entering into an interest rate swap agreement. On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the 2012 Term Loan at 0.75% per annum for five years.  Accordingly, based upon the Company’s leverage ratio, as of December 31, 2013, the interest rate on the 2012 Term Loan was 2.40% per annum.  In addition, based upon the Company’s leverage ratio, as of December 31, 2013, there were borrowings of $306,500,000 outstanding under the 2012 Revolver at a weighted average rate of 1.82% per annum.  The weighted average interest rate on all amounts outstanding on the 2012 Revolver during the year ended December 31, 2013 was approximately 1.65% per annum.

As of December 31, 2012, there were borrowings of $216,750,000 outstanding under the 2012 Revolver at a weighted average rate of 2.23% per annum.  As of December 31, 2011, there were borrowings of $449,000,000 outstanding under the 2011 Revolver at a weighted average rate of 2.24% per annum.

The 2012 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to join certain subsidiaries as co-borrowers under the 2012 Credit Agreement and transactions with affiliates. The 2012 Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unencumbered debt service coverage ratio, a maximum ratio of certain investments to total assets and a maximum amount of secured recourse indebtedness. The 2012 Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the 2012 Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the 2012 Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the 2012 Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the 2012 Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the 2012 Credit Facility financial covenants as of December 31, 2013.

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

6.     Financial Instruments: Derivatives and Hedging

On August 26, 2013, the Company fixed the interest rate for seven years on the 2013 Term Loan with an interest rate swap agreement (the “2013 Interest Rate Swap”) and on September 27, 2012, the Company fixed the interest rate for five years on the 2012 Term Loan with an interest rate swap agreement (the “2012 Interest Rate Swap”). The variable rates that were fixed under the 2013 Interest Rate Swap and the 2012 Interest Rate Swap are described in Note 5.

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

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

6.     Financial Instruments: Derivatives and Hedging

The following table summarizes the notional and fair value of our derivative financial instruments at December 31, 2013.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2013 Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(2,044)
2012 Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$5,321

On December 31, 2013, the 2013 Interest Rate Swap was reported as a liability at its fair value of approximately $2.0 million and the 2012 Interest Rate Swap was reported as an asset at its fair value of approximately $5.3 million.  These are included in other liabilities: derivative liability and other assets: derivative asset on the consolidated balance sheet at December 31, 2013, respectively.  Offsetting adjustments are reported as unrealized gains or losses on derivative financial instruments in accumulated other comprehensive income of $4.5 million.  During the year ended December 31, 2013, $3.9 million was reclassified out of other comprehensive income and into interest expense.

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

The fair value of the Company’s derivative instruments are determined using the net discounted cash flows of the expected cash flows of the derivative based on the market based interest rate curve and are adjusted to reflect credit or nonperformance risk. This risk is estimated by the Company using credit spreads and risk premiums that are observable in the market. These financial instruments were classified within Level 2 of the fair value hierarchy and were classified as an asset or liability on the consolidated balance sheet.

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

On May 6, 2010, the Company entered into an on demand offering sales agreement whereby the Company may offer and sell up to an aggregate gross sales price of $75 million of its common stock from time to time (the “ATM Sales Program”). The on demand offering sales agreement for the ATM Sales Program was amended on April 27, 2012 in connection with the Company’s filing of a new Registration Statement on Form S-3. Sales of shares of the Company’s common stock depend upon market conditions and other factors determined by the Company and may be deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by the Company in writing. The Company has no obligation to sell any shares of its common stock, and may at any time suspend solicitation and offers. During the year ended December 31, 2013 and 2012, the Company did not sell any shares under the ATM Sales Program. During the year ended December 31, 2011, the Company sold 1,500,000 shares of its common stock under the ATM Sales Program at an average price of $12.00 per share, for which approximately $360,000 was payable to the placement/sales agent and $256,000 was incurred for offering related expenses, raising net proceeds of approximately $17.4 million. As of December 31, 2013, the Company was authorized to offer and sell a remainder of approximately $34.3 million of its shares of common stock under the ATM Sales Program.

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

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured. The gross amount of NOLs available to the Company was $13,041,000, as of December 31, 2013, 2012 and 2011.

Income Tax Expense

The income tax expense reflected in the consolidated statements of income relates primarily to a franchise tax on our Texas properties. FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties and the tax expense associated with these activities are reported in the table as Other Taxes in the table below:

	For the years ended December 31,
(Dollars in thousands)	2013	2012	2011

Revised Texas franchise tax	$462	$330	$253
Other Taxes	18	5	14
Taxes on income	$480	$335	$267

Taxes on income are a current tax expense. No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

8.                   Federal Income Tax Reporting (continued)

In May 2006, the State of Texas enacted a new business tax (the “Revised Texas Franchise Tax”) that replaced its existing franchise tax which the Company became subject to. The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure it is considered an income tax. The Company recorded a provision in income taxes on its income statement of $462,000, $330,000 and $253,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013, the Company’s net tax basis of its real estate assets is more than the amount set forth in the Company’s consolidated balance sheets by $160,599,000 and at December 31, 2012 the net tax basis is more than the Company’s consolidated balance sheets by $61,255,000.

Reconciliation Between GAAP Net Income and Taxable Income

The following reconciles book net income to taxable income for the years ended December 31, 2013, 2012 and 2011.

	For the year ended December 31,
(in thousands)	2013	2012	2011

Net income per books	$19,827	$7,633	$43,524
Adjustments to book income:
Book depreciation and amortization	79,090	55,518	48,439
Tax depreciation and amortization	(44,552)	(34,047)	(31,409)
Tax basis more than book basis on assets sold	(735)	265	(1,281)
Straight line rent adjustment, net	(6,748)	(5,203)	(9,783)
Deferred rent, net	(818)	1,224	1,290
Non-taxable distributions	(107)	(1,114)	(767)
Other, net	1,263	1,899	2,728
Taxable income	47,220	26,175	52,741
Less: Capital gains recognized	—	(1,514)	(21,951)
Taxable income subject to distribution requirement	$47,220	$24,661	$30,790

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

8.                   Federal Income Tax Reporting (continued)

Tax Components

The following summarizes the tax components of the Company’s common distributions paid per share for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$0.53	69.58%	$0.31	40.61%	$0.38	50.79%
Capital gain (1)	—	0.00%	0.02	2.40%	0.27	35.17%
Return of capital	0.23	30.42%	0.43	56.99%	0.11	14.04%
Total	$0.76	100%	$0.76	100%	$0.76	100%

(1)         For 2013, 2012 and 2011, 0%, 2.4% and 29.78%, respectively, of the total distributions are taxed as capital gains, and 0%, 0% and 5.39%, respectively, are taxed as an Unrecaptured Section 1250 gain.

9.                   Commitments

The Company’s commercial real estate operations include the leasing of office buildings and industrial properties subject to leases with terms greater than one year. The leases expire at various dates through 2026. The following is a schedule of approximate future minimum rental income on non-cancelable operating leases as of December 31, 2013:

(in thousands)	Year ending December 31,

2014	$176,681
2015	165,974
2016	155,794
2017	133,345
2018	117,955
Thereafter (2019-2026)	243,743
$993,492

The Company leases its corporate office space under an operating lease that commenced September 1, 2010 for a seven year term and has a five-year extension option. The lease includes a base annual rent and additional rent for the Company’s share of taxes and operating costs and expires in 2017. Future minimum lease payments are as follows:

(in thousands)	Year ending December 31,
2014	$417
2015	424
2016	428
2017	324
Thereafter	—
$1,593

Rent expense was approximately $412,000, $403,000 and $400,000 for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in selling, general and administration expenses in the consolidated statements of income.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

9.                   Commitments (continued)

The Company has entered into the Sponsored REIT Loans described in Note 4, which provide for up to $111.8 million in borrowings of which $99.7 million have been drawn and are outstanding as of December 31, 2013. The Company anticipates that any advances made will be repaid at their maturity or earlier from long term financing of the underlying properties, cash flows of the underlying properties or some other capital events.

10.            Retirement Plan

In 2006, the Company established a 401(k) plan to cover eligible employees, which permitted deferral of up to $17,000 per year (indexed for inflation) into the 401(k) plan, subject to certain limitations imposed by the Internal Revenue Code. An employee’s elective deferrals are immediately vested upon contribution to the 401(k) plan. The Company matches employee contributions to the 401(k) plan dollar for dollar up to 3% of each employee’s annual compensation up to $200,000. In addition, we may elect to make an annual discretionary profit-sharing contribution. The Company’s total contribution under the 401(k) plan amounted to $120,000, $109,000 and $131,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

11.            Discontinued Operations

The Company accounts for sale of properties and assets held for sale as discontinued operations. In December 2011, the Company also discontinued the activities of the investment banking segment.

Dispositions of Property

The Company sold an office property located in Richardson, Texas on October 29, 2013 at a $2.2 million gain.

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

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

11.            Discontinued Operations (continued)

There was no asset held for sale at December 31, 2013. The asset held for sale at December 31, 2012 is summarized below:

December 31,
(in thousands)	2012

Land	$2,791
Building	5,216
8,007
Less accumulated depreciation	167
7,840
Straight-line rent receivable	67
Deferred leasing comissions, net of accumulated amortization of $859	3,779

Acquired unfavorable leases, net of accumulated amortization of $252	(1,111)
$10,575

The Company reports the results of operations of its properties classified as discontinued operations in its consolidated statements of income, which includes rental income, rental operating expenses, real estate taxes and insurance, depreciation and amortization. In addition, in December 2011, the Company announced it would no longer sponsor the syndication of newly-formed Sponsored REITs and cash flows related to this activity were eliminated from ongoing operations. Accordingly, the Company reported the investment banking activities as discontinued operations in its consolidated statements of income, which includes syndication and transaction fee revenues, selling, general and administrative expenses, commission expenses, depreciation and amortization, interest income and income tax benefits. Selling, general and administrative expenses include $378,000 of severance costs and professional fees related to discontinuing investment banking activities. There were no assets of the investment banking segment included in the consolidated balance sheet at December 31, 2013, 2012 and 2011.

The operating results for discontinued operations are summarized below.

	For the Year Ended
	December 31,
(in thousands)	2013	2012	2011
Rental revenue	$991	$2,334	$2,134
Related party revenue:
Syndication fees	—	—	4,670
Transaction fees	—	—	4,454
Other income	—	—	42
Rental operating expenses	—	(1,089)	(1,616)
Real estate taxes and insurance	—	(340)	(377)
Selling, general and administrative	—	—	(3,488)
Commissions	—	—	(2,535)
Depreciation and amortization	(616)	(1,396)	(1,070)
Income tax benefit	—	—	—
Interest income	—	—	14
Net income (loss) from discontinued operations	$375	$(491)	$2,228

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

12.     Subsequent Events

On January 10, 2014, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on February 14, 2014 to stockholders of record on January 24, 2014.

On January 23, 2014, the Company made a $0.6 million advance pursuant to a Sponsored REIT Loan to a wholly-owned subsidiary of FSP Galleria North Corp.

13.     Selected Unaudited Quarterly Information

Certain amounts in the 2013 and 2012 unaudited quarterly information have been reclassified to present properties sold as discontinued operations for all periods presented.  Selected unaudited quarterly information is shown in the following table:

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Revenue	$44,495	$47,671	$58,446	$63,024

Income from continuing operations	$4,303	$4,643	$3,996	$4,352
Income from discontinued operations	$98	$98	$98	$2,239
Net income	$4,401	$4,741	$4,094	$6,591

Basic and diluted net income per share	$0.05	$0.05	$0.04	$0.07

Weighted average number of shares outstanding	82,937	91,847	100,187	100,187

	2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Revenue	$38,648	$38,349	$41,468	$43,115

Income from continuing operations	$5,960	$5,606	$5,471	$5,913
Income from discontinued operations	$(222)	$(172)	$(14,469)	$(454)
Net income	$5,738	$5,434	$(8,998)	$5,459

Basic and diluted net income per share	$0.07	$0.07	$(0.11)	$0.07

Weighted average number of shares outstanding	82,937	82,937	82,937	82,937

Schedule II

Franklin Street Properties Corp.

Valuation and qualifying accounts:

(in thousands)

		Additions
		(Decreases)
	Balance at	charged to			Balance
	beginning	costs and			at end
Classification	of year	expenses	Deductions	Other	of year

Allowance for doubtful accounts
2011	$1,600	$34	$(399)	$—	$1,235
2012	1,235	85	(20)	—	1,300
2013	1,300	(13)	(1,237)	—	50

Straight-line rent allowance for doubtful accounts
2011	$700	$2	$(567)	$—	$135
2012	135	28	(28)	—	135
2013	135	48	(48)	—	135

SCHEDULE III

FRANKLIN STREET PROPERTIES CORP.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2013

		Initial Cost			Historical Cost
Description	Encumbrances (1)	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (2)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life Years	Year Built	Date of Acquisition (3)
	(in thousands)
Commercial Properties:
Park Seneca, Charlotte, NC	—	$1,815	$7,917	$935	$1,812	$8,855	$10,667	$3,463	$7,204	5-39	1969	1997
Hillview Center, Milpitas, CA	—	2,203	2,813	7	2,203	2,820	5,023	1,066	3,957	5-39	1984	1999
Forest Park, Charlotte, NC	—	1,559	5,672	170	1,559	5,842	7,401	1,695	5,706	5-39	1999	1999
Centennial Center, Colorado Springs, CO	—	1,549	11,877	1,601	1,549	13,478	15,027	4,225	10,802	5-39	1999	2000
Meadow Point, Chantilly, VA	—	2,634	18,911	6,442	2,634	25,353	27,987	7,411	20,576	5-39	1999	2001
Timberlake, Chesterfield, MO	—	2,984	38,661	3,160	2,984	41,821	44,805	12,631	32,174	5-39	1999	2001
Northwest Point, Elk Grove Village, IL	—	2,914	26,295	8,147	2,914	34,442	37,356	11,580	25,776	5-39	1999	2001
Timberlake East, Chesterfield, MO	—	2,626	17,608	2,359	2,626	19,967	22,593	6,368	16,225	5-39	2000	2002
Park Ten, Houston, TX	—	1,061	21,303	2,450	569	24,245	24,814	7,122	17,692	5-39	1999	2002
Federal Way, Federal Way, WA	—	2,518	13,212	2,335	2,518	15,547	18,065	4,611	13,454	5-39	1982	2001
Addison, Addison, TX	—	4,325	48,040	5,268	4,325	53,308	57,633	14,408	43,225	5-39	1999	2002
Collins, Richardson, TX	—	4,000	42,598	6,708	4,000	49,306	53,306	11,333	41,973	5-39	1999	2003
Montague, San Jose, CA	—	10,250	5,254	3,784	10,250	9,038	19,288	2,354	16,934	5-39	1982	2002
Greenwood, Englewood, CO	—	3,100	30,201	8,018	3,100	38,219	41,319	7,603	33,716	5-39	2000	2005
River Crossing, Indianapolis, IN	—	3,000	36,926	3,141	3,000	40,067	43,067	9,078	33,989	5-39	1998	2005
Willow Bend, Plano, TX	—	3,800	14,842	3,461	3,800	18,303	22,103	4,034	18,069	5-39	1999	2000
Innsbrook, Glenn Allen, VA	—	5,000	40,216	5,353	5,000	45,569	50,569	9,756	40,813	5-39	1999	2003
380 Interlocken, Bloomfield, CO	—	8,275	34,462	6,651	8,275	41,113	49,388	9,969	39,419	5-39	2000	2003
Blue Lagoon, Miami, FL	—	6,306	46,124	1,295	6,306	47,419	53,725	9,435	44,290	5-39	2002	2003
Eldridge Green, Houston, TX	—	3,900	43,791	3,802	3,900	47,593	51,493	9,229	42,264	5-39	1999	2004
Liberty Plaza, Addison, TX	—	4,374	21,146	4,560	4,374	25,706	30,080	6,618	23,462	5-39	1985	2006
One Overton, Atlanta, GA	—	3,900	77,229	7,517	3,900	84,746	88,646	16,911	71,735	5-39	2002	2006
FSP 390 Interlocken, Broomfield, CO	—	7,013	37,751	3,391	7,013	41,142	48,155	8,533	39,622	5-39	2002	2006
East Baltimore, Baltimore, MD	—	4,600	55,267	2,780	4,600	58,047	62,647	9,934	52,713	5-39	1989	2007
Park Ten II, Houston, TX	—	1,300	31,712	409	1,300	32,121	33,421	4,815	28,606	5-39	2006	2006
Lakeside Crossing, Maryland Heights, MO	—	1,900	16,192	2	1,900	16,194	18,094	2,110	15,984	5-39	2008	2008
Dulles Virginia, Sterling, VA	—	4,813	13,285	60	4,813	13,345	18,158	1,702	16,456	5-39	1999	2008
Stonecroft, Chantilly, VA	—	2,102	18,003	0	2,102	18,003	20,105	2,078	18,027	5-39	2008	2009
Eden Bluff, Eden Prairie, MN	—	5,422	9,294	0	5,422	9,294	14,716	1,072	13,644	5-39	2006	2009
121 South Eight Street, Minneapolis, MN	—	8,628	15,214	6,275	8,628	21,489	30,117	1,676	28,441	5-39	1974	2010
909 Davis, Evanston, IL	—	4,912	18,229	217	4,912	18,446	23,358	1,098	22,260	5-39	2002	2011
Emperor Boulevard, Durham, NC	—	2,423	53,997	52	2,423	54,049	56,472	3,925	52,547	5-39	2009	2011
Legacy Tennyson Center, Plano, TX	—	3,067	22,064	0	3,067	22,064	25,131	1,603	23,528	5-39	2008	2011
One Legacy Circle, Plano, TX	—	2,590	36,608	952	2,590	37,560	40,150	2,809	37,341	5-39	2008	2011
One Ravinia Drive, Atlanta, GA	—	2,686	35,125	1,664	2,686	36,789	39,475	1,438	38,037	5-39	1985	2012
Westchase I & II, Houston, TX	—	8,491	121,508	1,184	8,491	122,692	131,183	3,704	127,479	5-39	2008	2012
1999 Broadway, CO	—	16,334	137,726	466	16,334	138,192	154,526	2,060	152,466	5-39	1986	2013
999 Peachtree, GA	—	10,187	107,727	142	10,187	107,869	118,056	1,385	116,671	5-39	1987	2013
1001 17th Street, CO	—	17,413	165,058	0	17,413	165,058	182,471	1,410	181,061	5-39	2006	2013
Balance — Real Estate	—	$185,974	$1,499,858	$104,758	$185,479	$1,605,111	$1,790,590	$222,252	$1,568,338

(1)               There are no encumbrances on the above properties.

(2)               The aggregate cost for Federal Income Tax purposes is $1,971,554.

(3)               Original date of acquisition by Sponsored Entity.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,
(in thousands)	2013	2012	2011
Real estate investments, at cost:
Balance, beginning of year	$1,323,384	$1,158,808	$1,053,678
Acquisitions	454,445	167,812	151,897
Improvements	20,768	16,784	21,296
Assets held for sale	—	(8,007)	(27,324)
Dispositions	(8,007)	(20,020)	(68,063)
Balance -Real Estate	1,790,590	1,315,377	1,131,484

Assets held for sale	—	8,007	27,324
Balance, end of year	$1,790,590	$1,323,384	$1,158,808

Accumulated depreciation:
Balance, beginning of year	$180,756	$152,587	$125,741
Depreciation	41,763	33,563	29,729
Assets held for sale	—	(167)	(4,354)
Dispositions	(267)	(5,394)	(2,883)
Balance - Accumulated Depreciation	222,252	180,589	148,233

Assets held for sale	—	167	4,354
Balance, end of year	$222,252	$180,756	$152,587