Form 10-Q
period 2014-03-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2014-04-29
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

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

The number of shares of common stock outstanding as of April 25, 2014 was 100,187,405.

Franklin Street Properties Corp.

Form 10-Q

Quarterly Report

March 31, 2014

PART I — FINANCIAL INFORMATION

Item 1.                                 Financial Statements

Franklin Street Properties Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share and par value amounts)	2014	2013
Assets:
Real estate assets:
Land	$185,479	$185,479
Buildings and improvements	1,605,808	1,603,941
Fixtures and equipment	1,296	1,170
	1,792,583	1,790,590
Less accumulated depreciation	234,447	222,252
Real estate assets, net	1,558,136	1,568,338
Acquired real estate leases, less accumulated amortization of $78,664 and $69,848, respectively	172,262	183,454
Investment in non-consolidated REITs	79,983	80,494
Cash and cash equivalents	20,031	19,623
Restricted cash	688	643
Tenant rent receivables, less allowance for doubtful accounts of $50 and $50, respectively	6,035	5,102
Straight-line rent receivable, less allowance for doubtful accounts of $135 and $135, respectively	44,392	42,261
Prepaid expenses and other assets	9,208	10,506
Related party mortgage loan receivables	101,916	99,746
Other assets: derivative asset	4,801	5,321
Office computers and furniture, net of accumulated depreciation of $819 and $747, respectively	746	709
Deferred leasing commissions, net of accumulated amortization of $16,246 and $15,031, respectively	27,477	27,837
Total assets	$2,025,675	$2,044,034

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$316,500	$306,500
Term loans payable	620,000	620,000
Accounts payable and accrued expenses	34,390	44,137
Accrued compensation	1,027	2,985
Tenant security deposits	4,258	4,027
Other liabilities: derivative liability	3,825	2,044
Acquired unfavorable real estate leases, less accumulated amortization of $7,398 and $6,926, respectively	13,273	14,175
Total liabilities	993,273	993,868

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 100,187,405 and 100,187,405 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,273,556	1,273,556
Accumulated other comprehensive loss	976	3,277
Accumulated distributions in excess of accumulated earnings	(242,140)	(226,677)
Total stockholders’ equity	1,032,402	1,050,166
Total liabilities and stockholders’ equity	$2,025,675	$2,044,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2014	2013

Revenue:
Rental	$61,597	$42,842
Related party revenue:
Management fees and interest income from loans	1,643	1,622
Other	23	31
Total revenue	63,263	44,495

Expenses:
Real estate operating expenses	15,071	10,770
Real estate taxes and insurance	9,251	6,595
Depreciation and amortization	24,300	15,781
Selling, general and administrative	3,272	2,532
Interest	7,176	4,208

Total expenses	59,070	39,886

Income before interest income, equity in earnings of non-consolidated REITs and taxes	4,193	4,609
Interest income	1	1
Equity in earnings (losses) of non-consolidated REITs	(484)	(188)

Income before taxes on income	3,710	4,422
Taxes on income	137	119

Income from continuing operations	3,573	4,303

Discontinued operations:
Income from discontinued operations, net of income tax	—	98
Total discontinued operations	—	98

Net income	$3,573	$4,401

Weighted average number of shares outstanding, basic and diluted	100,187	82,937

Earnings per share, basic and diluted, attributable to:
Continuing operations	$0.04	$0.05
Discontinued operations	—	—
Net income per share, basic and diluted	$0.04	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Other Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2014	2013

Net income	$3,573	$4,401

Other comprehensive income:
Unrealized gain (loss) on derivative financial instruments	(2,301)	441
Total other comprehensive income	(2,301)	441

Comprehensive income	$1,272	$4,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$3,573	$4,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	24,797	16,415
Amortization of above market lease	(11)	(3)
Equity in losses of non-consolidated REITs	484	188
Increase (decrease) in bad debt reserve	—	(1,190)
Changes in operating assets and liabilities:
Restricted cash	(45)	(8)
Tenant rent receivables	(933)	582
Straight-line rents	(1,784)	(657)
Lease acquisition costs	(347)	(189)
Prepaid expenses and other assets	800	70
Accounts payable, accrued expenses and other items	(7,257)	(5,011)
Accrued compensation	(1,958)	(2,000)
Tenant security deposits	231	(15)
Payment of deferred leasing commissions	(1,113)	(2,624)
Net cash provided by operating activities	16,437	9,959
Cash flows from investing activities:
Purchase of real estate assets, office computers and furniture	(4,850)	(3,465)
Investment in non-consolidated REITs	—	4,752
Distributions in excess of earnings from non-consolidated REITs	27	27
Investment in related party mortgage loan receivable	(2,170)	(3,000)
Changes in deposits on real estate assets	—	(1,500)
Net cash used in investing activities	(6,993)	(3,186)
Cash flows from financing activities:
Distributions to stockholders	(19,036)	(15,758)
Borrowings under bank note payable	10,000	5,000
Net cash used in financing activities	(9,036)	(10,758)
Net increase (decrease) in cash and cash equivalents	408	(3,985)
Cash and cash equivalents, beginning of year	19,623	21,267
Cash and cash equivalents, end of period	$20,031	$17,282

Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$1,080	$1,074

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

As of March 31, 2014, the Company owned and operated a portfolio of real estate consisting of 39 properties, managed 14 Sponsored REITs and held six promissory notes secured by mortgages on real estate owned by Sponsored REITs, including one mortgage loan, one construction loan and four revolving lines of credit.  From time-to-time, the Company may acquire real estate, make additional secured loans or acquire a Sponsored REIT.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s investment in real estate assets, including one asset held for sale at March 31, 2013:

	As of March 31,
	2014	2013
Commercial real estate:
Number of properties	39	37
Rentable square feet	9,686,055	7,856,859

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company include all the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014 or for any other period.

Financial Instruments

The Company estimates that the carrying values of cash and cash equivalents, restricted cash, receivables, prepaid expenses, accounts payable and accrued expenses, accrued compensation, tenant security deposits approximate their fair values based on their short-term maturity and the bank note and term loans payable approximate their fair values as they bear interest at variable rates.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Organization, Properties, Basis of Presentation, Financial Instruments and Recent Accounting Standards (continued)

Recent Accounting Standards

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of and Entity.  This ASU standard establishes criteria to evaluate whether transactions should be classified as discontinued operations and requires additional disclosure for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.  This standard is applied prospectively and is effective for annual periods beginning after December 15, 2014.  Early adoption is permitted but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued.  The adoption of this ASU is not expected to have a material impact on the disclosures in, or presentation of, our condensed consolidated financial statements.

2.              Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At March 31, 2014 and December 31, 2013, the Company held a common stock interest in 14 Sponsored REITs, all of which were fully syndicated.  The Company holds a non-controlling preferred stock investment in two of these Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

In September 2006, the Company purchased 48 preferred shares or 4.6% of the outstanding preferred shares of one of its Sponsored REITs, FSP Phoenix Tower Corp (“Phoenix Tower”).  On December 20, 2012, the property owned by Phoenix Tower was sold and, thereafter, Phoenix Tower declared and issued a liquidating distribution for its preferred shareholders, from which the Company was entitled to $4,862,000.  The Company received $4,752,000 on January 4, 2013 and $96,000 on September 30, 2013.  In connection with its common stock ownership of Phoenix Tower, the Company received $10,000 on September 30, 2013.  As of March 31, 2014, the Company held a beneficial interest in the Phoenix Tower liquidating trust in the amount of approximately $14,000, which is included in other assets in the accompanying consolidated balance sheet.

Equity in losses of investment in non-consolidated REITs:

The following table includes equity in losses of investments in non-consolidated REITs

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Equity in loss of East Wacker	$431	$110
Equity in loss of Grand Boulevard	53	78
	$484	$188

Equity in losses of investments in non-consolidated REITs is derived from the Company’s share of income or loss in the operations of those entities.  The Company exercises influence over, but does not control these entities, and investments are accounted for using the equity method.

Equity in losses of East Wacker is derived from the Company’s preferred stock investment in the entity.  In December 2007, the Company purchased 965.75 preferred shares or 43.7% of the outstanding preferred shares of East Wacker for $82,813,000 (which represented $96,575,000 at the offering price net of commissions of $7,726,000, loan fees of $5,553,000 and acquisition fees of $483,000 that were excluded).

Equity in losses of Grand Boulevard is derived from the Company’s preferred stock investment in the entity.  In May 2009, the Company purchased 175.5 preferred shares or 27.0% of the outstanding preferred shares of Grand Boulevard for $15,049,000 (which represented $17,550,000 at the offering price net of commissions of $1,404,000, loan fees of $1,009,000 and acquisition fees of $88,000 that were excluded).

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.                                      Related Party Transactions and Investments in Non-consolidated Entities (continued)

The Company recorded distributions of $27,000 from non-consolidated REITs during the three months ended March 31, 2014 and 2013.

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

The operating data below for 2014 and 2013 includes operations of the 14 and 15 Sponsored REITs the Company held an interest in as of March 31, 2014 and 2013, respectively.

At March 31, 2014, December 31, 2013 and March 31, 2013, the Company had ownership interests in 14, 14 and 15 Sponsored REITs, respectively.  Summarized financial information for these Sponsored REITs is as follows:

	March 31,	December 31,
(in thousands)	2014	2013

Balance Sheet Data (unaudited):
Real estate, net	$639,165	$642,105
Other assets	184,961	187,494
Total liabilities	(319,349)	(321,099)
Shareholders’ equity	$504,777	$508,500

	For the Three Months Ended
	March 31,
(in thousands)	2014	2013

Operating Data (unaudited):
Rental revenues	$23,305	$23,372
Other revenues	14	18
Operating and maintenance expenses	(11,746)	(11,588)
Depreciation and amortization	(7,677)	(7,842)
Interest expense	(3,431)	(3,307)
Net income	$465	$653

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $234,000 and $270,000 for the three months ended March 31, 2014 and 2013, respectively.

From time to time the Company may make secured loans (“Sponsored REIT Loans”) to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  The Company anticipates that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years, which may be extended from time to time by one year or longer.  Except for the mortgage loan which bears interest at a fixed rate, advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and most advances also require a 50 basis point draw fee.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.                                      Related Party Transactions and Investments in Non-consolidated Entities (continued)

The following is a summary of the Sponsored REIT Loans outstanding as of March 31, 2014:

(dollars in thousands)

			Maximum	Amount			Interest
		Maturity	Amount	Drawn at	Interest	Draw	Rate at
Sponsored REIT	Location	Date	of Loan	31-Mar-14	Rate (1)	Fee (2)	31-Mar-14

Secured revolving lines of credit
FSP Highland Place I Corp.	Centennial, CO	31-Dec-14	$5,500	$2,995	L+4.4%	0.5%	4.56%
FSP Satellite Place Corp.	Duluth, GA	31-Mar-15	5,500	5,500	L+4.4%	0.5%	4.56%
FSP 1441 Main Street Corp.	Columbia, SC	31-Mar-15	10,800	9,000	L+4.4%	0.5%	4.56%
FSP Galleria North Corp.	Dallas, TX	30-Jan-15	15,000	13,880	L+5.0%	0.5%	5.16%

Secured construction loan
FSP 385 Interlocken
Development Corp.	Broomfield, CO	30-Apr-14	42,000	37,541	L+4.4%	n/a	4.56%

Mortgage loan secured by property
FSP Energy Tower I Corp. (3)	Houston, TX	5-Jul-14	33,000	33,000	6.41%	n/a	6.41%

			$111,800	$101,916

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

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $1,409,000 and $1,352,000 for the three months ended March 31, 2014 and 2013, respectively.

3.              Bank note payable

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

The 2013 Term Loan bears interest at either (i) a rate equal to LIBOR plus 145 to 220 basis points depending on the Company’s total leverage ratio for the applicable period (LIBOR plus 165 basis points, or 1.80% at March 31, 2014) or (ii) a rate equal to the bank’s base rate plus 45 to 120 basis points depending on our total leverage ratio for the applicable period (the bank’s base rate plus 65 basis points, or 3.90% at March 31, 2014).  The actual LIBOR rate or base rate is determined based on the Company’s total leverage ratio for the applicable period as described in the table below:

Leverage Ratio				Base
Greater		Less Than	LIBOR	Rate
Than		or Equal to	Margin	Margin

-		25%	145.0 bps	45.0 bps
25%	and	35%	155.0 bps	55.0 bps
35%	and	45%	165.0 bps	65.0 bps
45%	and	55%	190.0 bps	90.0 bps
55%	and		220.0 bps	120.0 bps

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.              Bank note payable (continued)

Although the interest rate on the 2013 Term Loan is variable, the Company fixed the base LIBOR interest rate on the 2013 Term Loan by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the 2013 Term Loan at 2.32% per annum for seven years.  Accordingly, based upon the Company’s leverage ratio, as of March 31, 2014, the interest rate on the 2013 Term Loan was 3.97% per annum.

The 2013 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to join certain subsidiaries as co-borrowers under the 2013 Credit Agreement and transactions with affiliates. The 2013 Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unencumbered debt service coverage ratio, a maximum ratio of certain investments to total assets and a maximum amount of secured recourse indebtedness. The 2013 Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the 2013 Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the 2013 Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the 2013 Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the 2013 Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the 2013 Term Loan financial covenants as of March 31, 2014.

The Company may use the proceeds of the 2013 Term Loan to finance the acquisition of real properties and for other permitted investments, to finance investments associated with Sponsored REITs, to refinance or retire existing indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the 2013 Credit Agreement.

2012 Credit Facility

As of March 31, 2014, the Company had bank notes payable to a group of banks for an unsecured credit facility comprised of both a revolving line of credit and a term loan (the “2012 Credit Facility”). The revolving line of credit portion of the 2012 Credit Facility is for borrowings, at the Company’s election, of up to $500,000,000 (the “2012 Revolver”). The term loan portion of the 2012 Credit Facility is for $400,000,000 (the “2012 Term Loan”).  The 2012 Revolver includes an accordion feature that allows for up to $250,000,000 of additional borrowing capacity subject to receipt of lender commitments and satisfaction of certain customary conditions.

On September 27, 2012, the Company and certain of its wholly-owned subsidiaries entered into an Amended and Restated Credit Agreement (as amended, the “2012 Credit Agreement”) with the lending institutions referenced in the 2012 Credit Agreement and those lenders from time to time party thereto and Bank of America, N.A., as administrative agent, letter of credit issuer and swing line lender, for the 2012 Credit Facility.  On September 27, 2012, the Company drew down the entire $400,000,000 under the 2012 Term Loan.

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

The 2012 Credit Facility bears interest at either (i) a rate equal to LIBOR plus 135 to 190 basis points depending on the Company’s total leverage ratio at the time of the borrowing (LIBOR plus 145 basis points, or 1.60% at March 31, 2014) or (ii) a rate equal to the bank’s base rate plus 35 to 90 basis points depending on our total leverage ratio at the time of the borrowing (the bank’s base rate plus 45 basis points, or 3.70% at March 31, 2014).  The 2012 Credit Facility also obligates the Company to pay an annual facility fee of 20 to 40 basis points depending on the Company’s total leverage ratio (30 basis points at March 31, 2014).  The facility fee is assessed against the total amount of the 2012 Credit Facility, or $900,000,000. The actual amount of any applicable facility fee, LIBOR rate or base rate is determined based on the Company’s total leverage ratio as described in the table below:

Leverage Ratio					Base
Greater		Less Than	Facility	LIBOR	Rate
Than		or Equal to	Fee	Margin	Margin

-		25%	20.0 bps	135.0 bps	35.0 bps
25%	and	35%	25.0 bps	140.0 bps	40.0 bps
35%	and	45%	30.0 bps	145.0 bps	45.0 bps
45%	and	55%	35.0 bps	165.0 bps	65.0 bps
55%	and		40.0 bps	190.0 bps	90.0 bps

For purposes of the 2012 Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 1/2 of 1.00%, and (iii) the one month LIBOR base rate for such day plus 1.00%.

Although the interest rate on the 2012 Credit Facility is variable, under the 2012 Credit Agreement, the Company fixed the base LIBOR interest rate on the 2012 Term Loan by entering into an interest rate swap agreement. On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the 2012 Term Loan at 0.75% per annum for five years.  Accordingly, based upon the Company’s leverage ratio, as of March 31, 2014, the interest rate on the 2012 Term Loan was 2.20% per annum.  In addition, based upon the Company’s leverage ratio, as of March 31, 2014, there were borrowings of $316,500,000 outstanding under the 2012 Revolver at a weighted average rate of 1.60% per annum.  The weighted average interest rate on all amounts outstanding on the 2012 Revolver during the three months ended March 31, 2014 was approximately 1.73% per annum.  The weighted average interest rate on all amounts outstanding on the 2012 Revolver during the year ended December 31, 2013 was approximately 1.65% per annum.

As of December 31, 2013, there were borrowings of $306,500,000 outstanding under the 2012 Revolver at a weighted average rate of 1.82% per annum.

The 2012 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to join certain subsidiaries as co-borrowers under the 2012 Credit Agreement and transactions with affiliates. The 2012 Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unencumbered debt service coverage ratio, a maximum ratio of certain investments to total assets and a maximum amount of secured recourse indebtedness. The 2012 Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the 2012 Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the 2012 Credit

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.              Bank note payable (continued)

Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the 2012 Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the 2012 Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the 2012 Credit Facility financial covenants as of March 31, 2014.

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

4.              Financial Instruments: Derivatives and Hedging

On August 26, 2013, the Company fixed the interest rate for seven years on the 2013 Term Loan with an interest rate swap agreement (the “2013 Interest Rate Swap”) and on September 27, 2012, the Company fixed the interest rate for five years on the 2012 Term Loan with an interest rate swap agreement (the “2012 Interest Rate Swap”). The variable rates that were fixed under the 2013 Interest Rate Swap and the 2012 Interest Rate Swap are described in Note 3.

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

The following table summarizes the notional and fair value of our derivative financial instruments at March 31, 2014. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2013 Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(3,825)
2012 Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$4,801

On March 31, 2014, the 2013 Interest Rate Swap was reported as a liability at its fair value of approximately $3.8 million and the 2012 Interest Rate Swap was reported as an asset at its fair value of approximately $4.8 million.  These are included in other liabilities: derivative liability and other assets: derivative asset on the condensed consolidated balance sheet at March 31, 2014 and December 31, 2013, respectively.  Offsetting adjustments are reported as unrealized gains or losses on derivative financial instruments in accumulated other comprehensive income of $2.3 million.  During the three months ended March 31, 2014, $2.8 million was reclassified out of other comprehensive income and into interest expense.

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $0.8 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

We are hedging the exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.              Financial Instruments: Derivatives and Hedging (continued)

The fair value of the Company’s derivative instruments are determined using the net discounted cash flows of the expected cash flows of the derivative based on the market based interest rate curve and are adjusted to reflect credit or nonperformance risk.  The risk is estimated by the Company using credit spreads and risk premiums that are observable in the market. These financial instruments were classified within Level 2 of the fair value hierarchy and were classified as an asset or liability on the condensed consolidated balance sheets.

5.              Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at March 31, 2014 and 2013, respectively.

6.              Stockholders’ Equity

As of March 31, 2014, the Company had 100,187,405 shares of common stock outstanding.

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

On May 6, 2010, the Company entered into an on demand offering sales agreement whereby the Company may offer and sell up to an aggregate gross sales price of $75 million of its common stock from time to time (the “ATM Sales Program”).  The on demand offering sales agreement for the ATM Sales Program was amended on April 27, 2012 in connection with the Company’s filing of a new Registration Statement on Form S-3.  Sales of shares of the Company’s common stock depend upon market conditions and other factors determined by the Company and may be deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by the Company in writing.  The Company has no obligation to sell any shares of its common stock, and may at any time suspend solicitation and offers. During the three months ended March 31, 2014, the Company did not sell any shares under the ATM Sales Program.  As of March 31, 2014, the Company was authorized to offer and sell a remainder of approximately $34.3 million of its shares of common stock under the ATM Sales Program.

The Company declared and paid dividends as follows (in thousands, except per share amounts):

Quarter Paid	Dividends Per Share	Total Dividends

First quarter of 2014	$0.19	$19,036
First quarter of 2013	$0.19	$15,758

7.                        Income Taxes

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

The Company is subject to business tax (the “Revised Texas Franchise Tax”).  The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure it is considered an income tax.  The Company recorded a provision for income taxes on its income statement of $127,000 and $117,000 for the three months ended March 31, 2014 and 2013, respectively.

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.  The gross amount of NOLs available to the Company was $13,041,000, as of March 31, 2014 and December 31, 2013.

Income Tax Expense

The income tax expense reflected in the consolidated statements of income relates primarily to a franchise tax on our Texas properties.  FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties and the tax expenses associated with these activities are reported as Other Taxes in the table below:

	For the
	Three Months Ended
	March 31,
(in thousands)	2014	2013

Revised Texas franchise tax	$127	$117
Other Taxes	10	2
Income tax expense	$137	$119

Taxes on income are a current tax expense.  No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.                  Discontinued Operations

The Company reports the results of operations of its properties either sold or held for sale prior to 2014 as discontinued operations in its consolidated statements of income, which includes rental income, rental operating expenses, real estate taxes and insurance, depreciation and amortization.

The Company sold an office property located in Richardson, Texas on October 29, 2013 at a $2.2 million gain.  Operating results of that property for the three months ended March 31, 2013 are in the table below.  The property was classified as discontinued for all periods presented.

The operating results for discontinued operations are summarized below.

For the Three Months Ended March 31,
(in thousands)	2013
Rental revenue	$305
Rental operating expenses	—
Real estate taxes and insurance	(2)
Depreciation and amortization	(205)
Income from discontinued operations	$98

9.                                      Subsequent Events

On April 11 2014, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on May 15, 2014 to stockholders of record on April 25, 2014.

On April 29, 2014, the Company agreed to extend the maturity date of its Sponsored REIT Loan to FSP 385 Interlocken Development Corp. from April 30, 2014 to April 30, 2015.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013.  Historical results and percentage relationships set forth in the condensed consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, uncertainties relating to fiscal policy, changes in government regulations and regulatory uncertainty, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  See Item 1A. “Risk Factors” below.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  On an on-going basis, we evaluate our estimates.  In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.  The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.  No changes to our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Standards

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of and Entity.  This ASU standard establishes criteria to evaluate whether transactions should be classified as discontinued operations and requires additional disclosure for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.  This standard is applied prospectively and is effective for annual periods beginning after December 15, 2014.  Early adoption is permitted but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued.  The adoption of this ASU is not expected to have a material impact on the disclosures in, or presentation of, our condensed consolidated financial statements.

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of slow economic growth, including relatively high levels of unemployment, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of debt and interest rate fluctuations.  However, unemployment rates have been trending lower.  We also believe that the Federal Reserve Bank’s current tapering program has been generally received as a harbinger of real improvement in the economy, which could bode well for our real estate operations.  We could benefit from any further improved economic fundamentals and increasing levels of employment.  We believe that the economy is in the early stages of a cyclically-slower but prolonged broad-based upswing.  However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Real Estate Operations

Leasing

Our real estate portfolio was approximately 94.5% leased as of March 31, 2014, an increase from 94.1% as of December 31, 2013.  The 0.4% increase in leased space was from leasing accomplished during the first quarter of 2014 and was partially offset by the effect of some vacancies.  During the three months ended March 31, 2014, we leased approximately 180,000 square feet of office space, of which approximately 165,000 square feet were with existing tenants, at a weighted average term of 6.75 years.  On average, tenant improvements for such leases were $13.61 per square foot, lease commissions were $8.30 per square foot and rent concessions were approximately three months of free rent.  Average GAAP base rents under such leases were $23.95 per square foot, or 11.9% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2013.

As of March 31, 2014, leases for approximately 4.8% and 9.5% of the square footage in our portfolio are scheduled to expire during 2014 and 2015, respectively.  As the second quarter of 2014 begins, we believe that our property portfolio is well stabilized, with a balanced lease expiration schedule.  We believe that most of our largest property markets are now experiencing positive trends in both occupancies and rental rates.  Our property portfolio has improved in occupancy levels and should allow overall tenant improvement expenditures and leasing costs to moderate in relation to the level of rental revenues being achieved as we look ahead.

While we cannot generally predict when existing vacancy in our real estate portfolio will be leased or if existing tenants with expiring leases will renew their leases or what the terms and conditions of the lease renewals will be, we expect to renew or sign new leases at then-current market rates for locations in which the buildings are located, which could be above or below the expiring rates.  Also, even as the economy recovers, we believe the potential for any of our tenants to default on its lease or to seek the protection of bankruptcy still exists.  If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment.  In addition, at any time, a tenant of one of our properties may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders.

Real Estate Acquisition and Investment Activity

During 2014:

•                  We funded advances on Sponsored REIT Loans for revolving lines of credit in the aggregate amount of approximately $2.2 million.

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

•                  on December 6, we received approximately $2.35 million from FSP 505 Waterford Corp. as repayment in full of a Sponsored REIT Loan; and

•                  we funded advances on Sponsored REIT Loans for revolving lines of credit in the aggregate amount of approximately $8.2 million.

Discontinued Operations and Dispositions

We include properties sold or held for sale prior to 2014 as discontinued operations.

Property Dispositions

We sold an office property located in Richardson, Texas on October 29, 2013 for $12.3 million and recognized a $2.2 million gain.

We will continue to evaluate our portfolio, and in the future may decide to dispose of additional properties from time-to-time in the ordinary course of business.  We believe that the current property sales environment is improving in many markets relative to both liquidity and pricing.  We believe that both improving office property fundamentals as well as attractive financing availability will likely be required to continue to be an improvement in the marketplace for potential property dispositions.  As an important part of our total return strategy, we intend to be active in property dispositions when we believe that market conditions warrant such activity and, as a consequence, we continuously review and evaluate our portfolio of properties for potentially advantageous dispositions.

Results of Operations

Impact of Real Estate Acquisitions and Investment Activity:

The results of operations for each of the properties we acquired in 2013 are included in our operating results as of their respective purchase dates.  The income earned from mortgage investments is included as of the respective funding date and is reduced upon repayment dates.  Increases in rental revenues, interest income from loans and expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 are primarily a result of the timing of these acquisitions and subsequent contribution of these acquired properties as well as the effect on interest income from the dates of funding and repayment on our mortgage investments.

Sales of Real Estate:

We sold an office property located in Richardson, Texas on October 29, 2013 for $12.3 million and recognized a $2.2 million gain.  The operating results of the properties sold are classified as discontinued operations in our consolidated financial statements for all periods presented.

The following table shows results for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
(in thousands)	2014	2013	Change
Revenue:
Rental	$61,597	$42,842	$18,755
Related party revenue:
Management fees and interest income from loans	1,643	1,622	21
Other	23	31	(8)
Total revenue	63,263	44,495	18,768

Expenses:
Real estate operating expenses	15,071	10,770	4,301
Real estate taxes and insurance	9,251	6,595	2,656
Depreciation and amortization	24,300	15,781	8,519
Selling, general and administrative	3,272	2,532	740
Interest	7,176	4,208	2,968
Total expenses	59,070	39,886	19,184

Income before interest income, equity in losses of non-consolidated REITs and taxes	4,193	4,609	(416)
Interest income	1	1	—
Equity in losses of non-consolidated REITs	(484)	(188)	(296)

Income before taxes on income	3,710	4,422	(712)
Taxes on income	137	119	18

Income from continuing operations	3,573	4,303	(730)

Discontinued operations:
Income from discontinued operations, net of income tax	—	98	(98)
Total discontinued operations	—	98	(98)

Net income	$3,573	$4,401	$(828)

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013:

Revenues

Total revenues increased by $18.8 million to $63.3 million for the quarter ended March 31, 2014, as compared to the quarter ended March 31, 2013.  The increase was primarily a result of:

•                  An increase in rental revenue of approximately $18.8 million arising primarily from property acquisitions in May 2013, July 2013 and August 2013, which were included in the quarter ended March 31, 2014; and to a lesser extent, leasing, which raised occupancy approximately 0.1% in the real estate portfolio at March 31, 2014 compared to March 31, 2013.

Expenses

Total expenses increased by $19.2 million to $59.1 million for the quarter ended March 31, 2014, as compared to the quarter ended March 31, 2013.  The increase was primarily a result of:

•                  An increase in real estate operating expenses and real estate taxes and insurance of approximately $7.0 million, and depreciation and amortization of $8.5 million, which were primarily from property acquisitions in May 2013, July 2013 and August 2013, which were included in the quarter ended March 31, 2014.

•                  An increase to interest expense of approximately $3.0 million to $7.2 million during the three months ended March 31, 2014 compared to the same period in 2013.  The increase was attributable to a higher amount of debt outstanding during the three months ended March 31, 2014 compared to the same period in 2013.  The first quarter of 2014 includes interest from the 2013 Term Loan that we entered into in August of 2013, and is at a higher rate than the 2012 Credit Facility.

•                  An increase in selling, general and administrative expenses of approximately $0.7 million, which was primarily the result of increased personnel related expenses and professional fees.  We had 38 and 35 employees as of March 31, 2014 and 2013, respectively, at our headquarters in Wakefield, Massachusetts.

Equity in losses of non-consolidated REITs

Equity in losses from non-consolidated REITs increased approximately $0.3 million to a loss of $0.5 million during the three months ended March 31, 2014 compared to the same period in 2013.  The increase was primarily because equity in loss from our preferred stock investment in a Sponsored REIT, FSP 303 East Wacker Drive Corp., which we refer to as East Wacker, increased $0.3 million during the three months ended March 31, 2014 compared to the same period in 2013.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties that increased $10,000 and federal income taxes that increased $8,000 for the three months ended March 31, 2014, compared to the three months ended March 31, 2013.

Income from continuing operations

Income from continuing operations for the three months ended March 31, 2014 was $3.6 million compared to $4.3 million for the three months ended March 31, 2013, for the reasons described above.

Discontinued operations and provision for sale of property

Income from discontinued operations decreased $0.1 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  On October 29, 2013 we sold an office property located in Richardson, Texas at a gain of approximately $2.2 million, which resulted in a reclassification of real estate income and expenses of this property to discontinued operations for all periods presented.

Net income

Net income for the three months ended March 31, 2014 was $3.6 million compared to $4.4 million for the three months ended March 31, 2013, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the
	Three Months Ended
	March 31,
(in thousands):	2014	2013

Net income (loss)	$3,573	$4,401
Equity in losses of non-consolidated REITs	484	188
FFO from non-consolidated REITs	419	647
Depreciation and amortization	24,289	15,984
NAREIT FFO	28,765	21,220
Acquisition costs of new properties	14	17

Funds From Operations	$28,779	$21,237

Net Operating Income (NOI)

The Company provides property performance based on Net Operating Income, which we refer to as NOI.  Management believes that investors are interested in this information.  NOI is a non-GAAP financial measure that the Company defines as net income (the most directly comparable GAAP financial measure) plus selling, general and administrative expenses, depreciation and amortization, including amortization of acquired above and below market lease intangibles and impairment charges, interest expense, less equity in earnings of nonconsolidated REITs, interest income, management fee income, gains or losses on the sale of assets and excludes non-property specific income and expenses. The information presented includes footnotes and the data is shown by region with properties owned in both periods, which we call Same Store.  The Comparative Same Store results include properties held for the periods presented and exclude significant nonrecurring income such as bankruptcy settlements and lease termination fees.  NOI, as defined by the Company, may not be comparable to NOI reported by other REITs that define NOI differently. NOI should not be considered an alternative to net income as an indication of our performance or to cash flows as a measure of the Company’s liquidity or its ability to make distributions.  The calculations of NOI are shown in the following table:

Net Operating Income (NOI)*

	Rentable
	Square Feet	Three Months Ended		Inc	%
(in thousands)	or RSF	31-Mar-14	31-Mar-13	(Dec)	Change
Region
East	1,442	$4,727	$4,756	$(29)	-0.6%
MidWest	1,682	5,107	4,839	268	5.5%
South	3,523	14,135	13,227	908	6.9%
West	1,088	2,567	2,350	217	9.2%
Same Store	7,735	26,536	25,172	1,364	5.4%

Acquisitions	1,951	10,037	—	10,037	39.9%
Property NOI from the continuing portfolio	9,686	36,573	25,172	11,401	45.3%
Dispositions and asset held for sale		—	252	(252)	-1.4%
Property NOI		$36,573	$25,424	$11,149	43.9%

Same Store		$26,536	$25,172	$1,364	5.4%

Nonrecurring
Items in NOI (a)		707	63	644	-2.6%

Comparative
Same Store		$25,829	$25,109	$720	2.9%

	Three Months
	Ended
	31-Mar-14	31-Mar-13
Reconciliation to Net income
Net Income	$3,573	$4,401
Add (deduct):
Discontinued operations	—	(98)
Management fee income	(646)	(559)
Depreciation and amortization	24,300	15,784
Amortization of above/below market leases	(11)	48
Selling, general and administrative	3,272	2,532
Interest expense	7,176	4,208
Interest income	(1,410)	(1,353)
Equity in earnings of nonconsolidated REITs	484	187
Non-property specific items, net	(165)	22

Property NOI from the continuing portfolio	$36,573	$25,172

Dispositions and asset held for sale	—	252
Property NOI	$36,573	$25,424

(a)         Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the three months ending March 31, 2014 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	March 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2014 (a)	Square Feet (b)

Park Seneca	Charlotte	NC	1969	109,674	89,439	81.6%	$15.09
Forest Park	Charlotte	NC	1999	62,212	62,212	100.0%	13.75
Meadow Point	Chantilly	VA	1999	138,537	128,341	92.6%	27.25
Innsbrook	Glen Allen	VA	1999	298,456	298,187	99.9%	18.61
East Baltimore	Baltimore	MD	1989	325,445	253,261	77.8%	23.95
Loudoun Tech Center	Dulles	VA	1999	136,658	136,658	100.0%	15.52
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	39.07
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	35.57
East total				1,441,982	1,339,099	92.9%	24.66
Northwest Point	Elk Grove Village	IL	1999	176,848	176,848	100.0%	19.67
909 Davis Street	Evanston	IL	2002	195,245	191,223	97.9%	36.04
River Crossing	Indianapolis	IN	1998	205,059	203,213	99.1%	23.48
Timberlake	Chesterfield	MO	1999	232,766	228,902	98.3%	22.75
Timberlake East	Chesterfield	MO	2000	116,197	105,751	91.0%	23.92
Lakeside Crossing	Maryland Heights	MO	2008	127,778	127,778	100.0%	26.86
Eden Bluff	Eden Praire	MN	2006	153,028	153,028	100.0%	29.11
121 South 8th Street	Minneapolis	MN	1974	474,991	426,732	89.8%	13.68
Midwest total				1,681,912	1,613,475	95.9%	22.69
Blue Lagoon Drive	Miami	FL	2002	212,619	212,619	100.0%	20.72
One Overton Place	Atlanta	GA	2002	387,267	382,891	98.9%	22.18
Willow Bend Office Center	Plano	TX	1999	117,050	111,057	94.9%	20.52
Park Ten	Houston	TX	1999	157,460	156,106	99.1%	24.11
Addison Circle	Addison	TX	1999	293,787	277,012	94.3%	24.40
Collins Crossing	Richardson	TX	1999	298,766	297,332	99.5%	24.37
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	29.20

The information presented below provides the weighted average GAAP rent per square foot for the three months ending March 31, 2014 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	March 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2014 (a)	Square Feet (b)

Park Ten Phase II	Houston	TX	2006	156,746	156,746	100.0%	30.06
Liberty Plaza	Addison	TX	1985	218,934	196,471	89.7%	20.67
Legacy Tennyson Center	Plano	TX	1999/2008	202,600	202,600	100.0%	17.59
One Legacy Circle	Plano	TX	2008	214,110	214,110	100.0%	32.97
One Ravinia Drive	Atlanta	GA	1985	386,603	349,373	90.4%	21.97
Westchase I & II	Houston	TX	1983/2008	629,025	610,909	97.1%	31.71
999 Peachtree	Atlanta	GA	1987	621,946	583,696	93.9%	30.02
South Total				4,145,312	3,999,321	96.5%	26.05
Centennial Technology Center	Colorado Springs	CO	1999	110,405	94,297	85.4%	16.15
380 Interlocken	Broomfield	CO	2000	240,184	203,652	84.8%	29.53
1999 Broadway	Denver	CO	1986	673,839	640,888	95.1%	31.09
1001 17th Street	Denver	CO	1977/2006	655,420	579,719	88.5%	33.74
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	23.81
390 Interlocken	Broomfield	CO	2002	241,516	167,515	69.4%	26.40
Hillview Center	Milpitas	CA	1984	36,288	36,288	100.0%	16.13
Federal Way	Federal Way	WA	1982	117,010	63,677	54.4%	17.35
Montague Business Center	San Jose	CA	1982	145,951	145,951	100.0%	15.71
West Total				2,416,849	2,128,224	88.1%	28.24

Grand Total				9,686,055	9,080,119	93.7%	25.76

(a) Based on weighted occupied square feet for the thrre months ended March 31, 2014, including month-to-month tenants, divided by the Property’s net rentable square footage.

(b) Represents annualized GAAP rental revenue for the three months ended March 31, 2014 per weighted occupied square foot.

Liquidity and Capital Resources

Cash and cash equivalents were $20.0 million and $19.6 million at March 31, 2014 and December 31, 2013, respectively. The increase of $0.4 million is attributable to $16.4 million provided by operating activities less $7.0 million used in investing activities, less $9.0 million provided by financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $16.4 million is primarily attributable to net income of $3.6 million, plus the add-back of $23.4 million of non-cash activities, a $0.8 million decrease in prepaid and other assets and a $0.2 million increase from tenant security deposits.  These increases were partially offset by a $9.2 million decrease in accounts payable and accrued expenses, $1.1 million in payments of deferred leasing commissions, a $0.9 million increase in tenant rents receivable and a $0.4 million increase in lease acquisition costs.

Investing Activities

Our cash used in investing activities for the three months ended March 31, 2014 of $7.0 million is primarily attributable to additions to real estate investments and office equipment of approximately $4.8 million and an increase in secured loans made to Sponsored REITs of $2.2 million.

Financing Activities

Our cash used by financing activities for the three months ended March 31, 2014 of $9.0 million is primarily attributable to distributions paid to stockholders of $19.0 million and was partially offset by borrowings under the 2012 Revolver (as defined below) of $10.0 million.

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

The 2013 Term Loan bears interest at either (i) a rate equal to LIBOR plus 145 to 220 basis points depending on the Company’s total leverage ratio for the applicable period (LIBOR plus 165 basis points, or 1.80% at March 31, 2014) or (ii) a rate equal to the bank’s base rate plus 45 to 120 basis points depending on our total leverage ratio for the applicable period (the bank’s base rate plus 65 basis points, or 3.90% at March 31, 2014).  The actual LIBOR rate or base rate is determined based on the Company’s total leverage ratio for the applicable period as described in the table below:

Leverage Ratio				Base
Greater		Less Than	LIBOR	Rate
Than		or Equal to	Margin	Margin

-		25%	145.0bps	45.0bps
25%	and	35%	155.0bps	55.0bps
35%	and	45%	165.0bps	65.0bps
45%	and	55%	190.0bps	90.0bps
55%	and		220.0bps	120.0bps

Although the interest rate on the 2013 Term Loan is variable, the Company fixed the base LIBOR interest rate on the 2013 Term Loan by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the 2013 Term Loan at 2.32% per annum for seven years.  Accordingly, based upon the Company’s leverage ratio, as of March 31, 2014, the interest rate on the 2013 Term Loan was 3.97% per annum.

The 2013 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to join certain subsidiaries as co-borrowers under the 2013 Credit Agreement and transactions with affiliates. The 2013 Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unencumbered debt service coverage ratio, a maximum ratio of certain investments to total assets and a maximum amount of secured recourse indebtedness. The 2013 Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the 2013 Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the 2013 Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the 2013 Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the 2013 Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the 2013 Term Loan financial covenants as of March 31, 2014.

We may use the proceeds of the 2013 Term Loan to finance the acquisition of real properties and for other permitted investments, to finance investments associated with Sponsored REITs, to refinance or retire existing indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the 2013 Credit Agreement.

2012 Credit Facility

As of March 31, 2014, the Company had bank notes payable to a group of banks for an unsecured credit facility comprised of both a revolving line of credit and a term loan (the “2012 Credit Facility”). The revolving line of credit portion of the 2012 Credit Facility is for borrowings, at the Company’s election, of up to $500,000,000 (the “2012 Revolver”). The term loan portion of the 2012 Credit Facility is for $400,000,000 (the “2012 Term Loan”).  The 2012 Revolver includes an accordion feature that allows for up to $250,000,000 of additional borrowing capacity subject to receipt of lender commitments and satisfaction of certain customary conditions.

On September 27, 2012, the Company and certain of its wholly-owned subsidiaries entered into an Amended and Restated Credit Agreement (as amended, the “2012 Credit Agreement”) with the lending institutions referenced in the 2012 Credit Agreement and those lenders from time to time party thereto and Bank of America, N.A., as administrative agent, letter of credit issuer and swing line lender, for the 2012 Credit Facility.  On September 27, 2012, the Company drew down the entire $400,000,000 under the 2012 Term Loan.

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

The 2012 Credit Facility bears interest at either (i) a rate equal to LIBOR plus 135 to 190 basis points depending on the Company’s total leverage ratio at the time of the borrowing (LIBOR plus 145 basis points, or 1.60% at March 31, 2014) or (ii) a rate equal to the bank’s base rate plus 35 to 90 basis points depending on our total leverage ratio at the time of the borrowing (the bank’s base rate plus 45 basis points, or 3.70% at March 31, 2014).  The 2012 Credit Facility also obligates the Company to pay an annual facility fee of 20 to 40 basis points depending on the Company’s total leverage ratio (30 basis points at March 31, 2014).  The facility fee is assessed against the total amount of the 2012 Credit Facility, or $900,000,000. The actual amount of any applicable facility fee, LIBOR rate or base rate is determined based on the Company’s total leverage ratio as described in the table below:

Leverage Ratio					Base
Greater		Less Than	Facility	LIBOR	Rate
Than		or Equal to	Fee	Margin	Margin

-		25%	20.0bps	135.0bps	35.0bps
25%	and	35%	25.0bps	140.0bps	40.0bps
35%	and	45%	30.0bps	145.0bps	45.0bps
45%	and	55%	35.0bps	165.0bps	65.0bps
55%	and		40.0bps	190.0bps	90.0bps

For purposes of the 2012 Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 1/2 of 1.00%, and (iii) the one month LIBOR base rate for such day plus 1.00%.

Although the interest rate on the 2012 Credit Facility is variable, under the 2012 Credit Agreement, the Company fixed the base LIBOR interest rate on the 2012 Term Loan by entering into an interest rate swap agreement. On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the 2012 Term Loan at 0.75% per annum for five years.  Accordingly, based upon the Company’s leverage ratio, as of March 31, 2014, the interest rate on the 2012 Term Loan was 2.20% per annum.  In addition, based upon the Company’s leverage ratio, as of March 31, 2014, there were borrowings of $316,500,000 outstanding under the 2012 Revolver at a weighted average rate of 1.60% per annum.  The weighted average interest rate on all amounts outstanding on the 2012 Revolver during the three months ended March 31, 2014 was approximately 1.73% per annum. The weighted average interest rate on all amounts outstanding on the 2012 Revolver during the year ended December 31, 2013 was approximately 1.65% per annum.

As of December 31, 2013, there were borrowings of $306,500,000 outstanding under the 2012 Revolver at a weighted average rate of 1.82% per annum.

The 2012 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to join certain subsidiaries as co-borrowers under the 2012 Credit Agreement and transactions with affiliates. The 2012 Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unencumbered debt service coverage ratio, a maximum ratio of certain investments to total assets and a maximum amount of secured recourse indebtedness. The 2012 Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the 2012 Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the 2012 Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the 2012 Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the 2012 Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the 2012 Credit Facility financial covenants as of March 31, 2014.

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

On May 6, 2010, we entered into an on demand offering sales agreement that allows us to offer and sell up to an aggregate gross sales price of $75 million of our common stock from time to time, which we refer to as our ATM Sales Program.  The on demand offering sales agreement for the ATM Sales Program was amended on April 27, 2012 in connection with our filing of a new Registration Statement on Form S-3.  Sales of shares of our common stock depend upon market conditions and other factors determined by us and are deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by us in writing.  We have no obligation to sell any shares of our common stock, and may at any time suspend solicitation and offers.  During the three months ended March 31, 2014, we did not sell any shares of our common stock under our ATM Sales Program.  As of March 31, 2014, we were authorized to offer and sell a remainder of approximately $34.3 million of our shares of common stock under the ATM Sales Program.

As of March 31, 2014, we had an automatic shelf registration statement on Form S-3 on file with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our common stock.  From time to time, we expect to issue additional shares of our common stock under our automatic shelf registration statement or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of March 31, 2014, we were committed to fund up to $111.8 million to six Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $101.9 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Loans to Sponsored REITs

Sponsored REIT Loans

From time to time we may make secured loans (“Sponsored REIT Loans”) to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  We anticipate that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years, which may be extended from time to time by one year or longer.  Except for a mortgage loan which bears interest at a fixed rate, advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and most advances also require a 50 basis point draw fee.

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

Additional information about our Sponsored REIT Loans outstanding as of March 31, 2014, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-consolidated Entities, Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the three months ended March 31, 2014 and 2013, respectively, the rental income exceeded the expenses for each individual property, with the exception of one property located in Englewood, Colorado for the three months ended March 31, 2013.

Our property located in Englewood, Colorado with approximately 198,000 square feet of rentable space is 100% leased; however, a lease for 61.7% of rentable space commenced at various times during 2013.  Rental revenue did not cover operating expenses for the three months ended March 31, 2013.  The property generated rental income of $408,000 and had operating expenses of $471,000 for the three months ended March 31, 2013.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  As of March 31, 2014 and December 31, 2013, if market rates on our outstanding borrowings under our 2012 Revolver increased by 10% at maturity, or approximately 16 and 18 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.5 million and $0.6 million annually, respectively.  Based upon our leverage ratio, the interest rate on our borrowings on the 2012 Revolver as of March 31, 2014 was LIBOR plus 145 basis points, or 1.60% per annum.  We do not believe that the interest rate risk represented by borrowings under our 2012 Revolver is material as of March 31, 2014.

Although the interest rates on the 2013 Term Loan and the 2012 Credit Facility are variable, the Company fixed the base LIBOR interest rates on the 2013 Term Loan and the 2012 Term Loan by entering into interest rate swap agreements.  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the 2013 Term Loan at 2.32% per annum for seven years (the “2013 Interest Rate Swap”).  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the 2012 Term Loan at 0.75% per annum for five years (the “2012 Interest Rate Swap”).  Accordingly, based upon the Company’s leverage ratios, as of March 31, 2014, the interest rate on the 2013 Term Loan was 3.97% per annum and the interest rate on the 2012 Term Loan was 2.20% per annum.  The fair value of the 2013 Interest Rate Swap and the 2012 Interest Rate Swap is affected by changes in market interest rates.  We believe that we have mitigated interest rate risk with respect to the 2013 Term Loan through the 2013 Interest Rate Swap for the seven year term of the 2013 Term Loan.  We believe that we have mitigated interest rate risk with respect to the 2012 Term Loan through the 2012 Interest Rate Swap for the five year term of the 2012 Term Loan. The 2013 Interest Rate Swap and the 2012 Interest Rate Swap were our only derivative instruments as of March 31, 2014.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our 2013 Term Loan and our 2012 Term Loan as of March 31, 2014 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2013 Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(3,825)
2012 Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$4,801

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

We borrow from time-to-time under the 2012 Revolver.  These borrowings bear interest at either (i) a rate equal to LIBOR plus 135 to 190 basis points depending on our total leverage ratio at the time of the borrowing (LIBOR plus 145 basis points, or 1.60% at March 31, 2014) or (ii) a rate equal to the bank’s base rate plus 35 to 90 basis points depending on our total leverage ratio at the time of the borrowing (the bank’s base rate plus 45 basis points, or 3.70% at March 31, 2014).  There were borrowings totaling $316.5 million and $306.5 million on the 2012 Revolver, at a weighted average rate of 1.60% and 1.82% outstanding at March 31, 2014 and December 31, 2013, respectively.  We have drawn on the 2012 Revolver, and intend to draw on the 2012 Revolver in the future for a variety of corporate purposes, including the funding of Sponsored REIT Loans and the acquisition of properties that we acquire directly for our portfolio.  Information about our Sponsored REIT Loans as of March 31, 2014 is incorporated herein by reference to Note 2, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

The following table presents as of March 31, 2014, our contractual variable rate borrowings under our 2012 Revolver, which matures on September 27, 2016, under our 2012 Term Loan, which matures on September 27, 2017, and under our 2013 Term Loan, which matures on August 26, 2020.  Under the 2012 Revolver, we have the right to extend the initial maturity date by an additional 12 months, or until September 27, 2017, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2014	2015	2016	2017	2018	Therafter (2)
2012 Revolver (1)	$316,500	$—	$—	$316,500	$—	$—	$—
2012 Term Loan	400,000	—	—	—	400,000	—	—
2013 Term Loan	220,000	—	—	—	—	—	220,000
Total	$936,500	$—	$—	$316,500	$400,000	$—	$220,000

(1) The 2012 Revolver maturity is in 2016, however borrowings made thereunder are with 30-Day LIBOR advances, which are due or can be renewed at maturity.

(2) The 2013 Term Loan maturity is August 26, 2020.

Item 4.                     Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013, except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2013 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

None.

Item 5.                     Other Information

Selected Unaudited Combining Condensed Pro Forma Data of the Company that gives effect to the 2013 acquisitions are attached as Exhibit 99.1.

Item 6.                     Exhibits

The Exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: April 29, 2014	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: April 29, 2014	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Selected Unaudited Combining Condensed Consolidated Pro Forma Financial Data reflecting the 2013 acquisitions.

101**

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Condensed Consolidated Financial Statements.

EXHIBIT INDEX, Continued

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