Form 10-Q
period 2014-09-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2014-10-28
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

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

The number of shares of common stock outstanding as of October 24, 2014 was 100,187,405.

Franklin Street Properties Corp.

Form 10-Q

Quarterly Report

September 30, 2014

PART I — FINANCIAL INFORMATION

Item 1.                                 Financial Statements

Franklin Street Properties Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share and par value amounts)	2014	2013
Assets:
Real estate assets:
Land	$185,479	$185,479
Buildings and improvements	1,613,699	1,603,941
Fixtures and equipment	1,633	1,170
	1,800,811	1,790,590
Less accumulated depreciation	258,799	222,252
Real estate assets, net	1,542,012	1,568,338
Acquired real estate leases, less accumulated amortization of $95,534 and $69,848, respectively	149,019	183,454
Investment in non-consolidated REITs	78,907	80,494
Cash and cash equivalents	15,930	19,623
Restricted cash	707	643
Tenant rent receivables, less allowance for doubtful accounts of $175 and $50, respectively	2,865	5,102
Straight-line rent receivable, less allowance for doubtful accounts of $135 and $135, respectively	46,737	42,261
Prepaid expenses and other assets	9,131	10,506
Related party mortgage loan receivables	88,436	99,746
Other assets: derivative asset	4,582	5,321
Office computers and furniture, net of accumulated depreciation of $964 and $747, respectively	637	709
Deferred leasing commissions, net of accumulated amortization of $17,841 and $15,031, respectively	28,354	27,837
Total assets	$1,967,317	$2,044,034
Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$285,000	$306,500
Term loans payable	620,000	620,000
Accounts payable and accrued expenses	40,228	44,137
Accrued compensation	2,863	2,985
Tenant security deposits	4,331	4,027
Other liabilities: derivative liability	4,847	2,044
Acquired unfavorable real estate leases, less accumulated amortization of $8,045 and $6,926, respectively	11,679	14,175
Total liabilities	968,948	993,868
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 100,187,405 and 100,187,405 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,273,556	1,273,556
Accumulated other comprehensive income (loss)	(265)	3,277
Accumulated distributions in excess of accumulated earnings	(274,932)	(226,677)
Total stockholders’ equity	998,369	1,050,166
Total liabilities and stockholders’ equity	$1,967,317	$2,044,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Revenue:
Rental	$59,728	$56,760	$182,319	$145,618
Related party revenue:
Management fees and interest income from loans	1,462	1,665	4,776	4,929
Other	—	21	99	64
Total revenue	61,190	58,446	187,194	150,611
Expenses:
Real estate operating expenses	15,632	13,991	45,698	35,877
Real estate taxes and insurance	8,555	8,801	27,569	22,704
Depreciation and amortization	24,878	22,163	72,741	54,863
Selling, general and administrative	3,071	3,477	9,491	9,213
Interest	6,883	5,474	20,950	13,856
Total expenses	59,019	53,906	176,449	136,513
Income before interest income, equity in losses of non-consolidated REITs and taxes	2,171	4,540	10,745	14,098
Interest income	—	5	2	10
Equity in losses of non-consolidated REITs	(455)	(431)	(1,491)	(814)
Income before taxes on income	1,716	4,114	9,256	13,294
Taxes on income	149	118	403	352
Income from continuing operations	1,567	3,996	8,853	12,942
Discontinued operations:
Income from discontinued operations, net of income tax	—	98	—	294
Total discontinued operations	—	98	—	294

Net income	$1,567	$4,094	$8,853	$13,236

Weighted average number of shares outstanding, basic and diluted	100,187	100,187	100,187	91,720

Earnings per share, basic and diluted, attributable to:
Continuing operations	$0.02	$0.04	$0.09	$0.14
Discontinued operations	—	—	—	—
Net income per share, basic and diluted	$0.02	$0.04	$0.09	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Other Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Net income	$1,567	$4,094	$8,853	$13,236

Other comprehensive income:
Unrealized gain (loss) on derivative financial instruments	3,094	(6,953)	(3,542)	1,005
Total other comprehensive income	3,094	(6,953)	(3,542)	1,005

Comprehensive income (loss)	$4,661	$(2,859)	$5,311	$14,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$8,853	$13,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	74,237	56,796
Amortization of above and below market leases	560	(277)
Equity in losses of non-consolidated REITs	1,491	814
Increase (decrease) in bad debt reserve	125	(1,220)
Changes in operating assets and liabilities:
Restricted cash	(64)	(48)
Tenant rent receivables	2,112	(3,060)
Straight-line rents	(4,038)	(3,920)
Lease acquisition costs	(438)	(820)
Prepaid expenses and other assets	(106)	(1,845)
Accounts payable, accrued expenses and other items	(2,133)	6,860
Accrued compensation	(122)	(108)
Tenant security deposits	304	1,402
Payment of deferred leasing commissions	(4,854)	(7,532)
Net cash provided by operating activities	75,927	60,278
Cash flows from investing activities:
Purchase of real estate assets, office computers and furniture	(12,403)	(468,893)
Acquired real estate leases	—	(100,143)
Investment in non-consolidated REITs	—	4,858
Distributions in excess of earnings from non-consolidated REITs	81	81
Repayment of related party mortgage loan receivable	13,880	—
Investment in related party mortgage loan receivable	(2,570)	(4,950)
Net cash used in investing activities	(1,012)	(569,047)
Cash flows from financing activities:
Proceeds from stock offering	—	241,500
Offering costs	—	(10,789)
Distributions to stockholders	(57,108)	(50,552)
Borrowings under bank note payable	10,000	160,000
Repayments of bank note payable	(31,500)	(45,250)
Borrowing from term loan payable	—	220,000
Deferred financing costs	—	(1,868)
Net cash provided by (used in) financing activities	(78,608)	513,041
Net increase (decrease) in cash and cash equivalents	(3,693)	4,272
Cash and cash equivalents, beginning of year	19,623	21,267
Cash and cash equivalents, end of period	$15,930	$25,539
Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$1,794	$3,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Organization, Properties, Basis of Presentation, Financial Instruments and Recent Accounting Standards

Organization

Franklin Street Properties Corp. (“FSP Corp.” or the “Company”), holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC, FSP Holdings LLC and FSP Protective TRS Corp.  FSP Property Management LLC provides asset management and property management services.  The Company also has a non controlling common stock interest in 11 corporations organized to operate as real estate investment trusts (“REIT”) and a non-controlling preferred stock interest in two of those REITs.  Collectively, the 11 REITs are referred to as the “Sponsored REITs”.

As of September 30, 2014, the Company owned and operated a portfolio of real estate consisting of 39 properties, managed 11 Sponsored REITs and held six promissory notes secured by mortgages on real estate owned by Sponsored REITs, including one mortgage loan, one construction loan and four revolving lines of credit.  From time-to-time, the Company may acquire real estate, make additional secured loans or acquire a Sponsored REIT.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s investment in real estate assets, including one asset held for sale at September 30, 2013:

	As of September 30,
	2014	2013
Commercial real estate:
Number of properties	39	40
Rentable square feet	9,690,361	9,807,483

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014 or for any other period.

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

2.     Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At September 30, 2014 and December 31, 2013, the Company held a common stock interest in 11 and 14 Sponsored REITs, respectively, all of which were fully syndicated.  The Company holds a non-controlling preferred stock investment in two of these Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

In September 2006, the Company purchased 48 preferred shares or 4.6% of the outstanding preferred shares of one of its Sponsored REITs, FSP Phoenix Tower Corp (“Phoenix Tower”).  On December 20, 2012, the property owned by Phoenix Tower was sold and, thereafter, Phoenix Tower declared and issued a liquidating distribution for its preferred shareholders, from which the Company was entitled to $4,862,000.  The Company received $4,752,000 on January 4, 2013 and $96,000 on September 30, 2013.  In connection with its common stock ownership of Phoenix Tower, the Company received $10,000 on September 30, 2013.  As of September 30, 2014, the Company held a beneficial interest in the Phoenix Tower liquidating trust in the amount of approximately $14,000, which is included in other assets in the accompanying consolidated balance sheet.

Equity in losses of investment in non-consolidated REITs:

The following table includes equity in losses of investments in non-consolidated REITs

	Nine Months Ended
	September 30,
(in thousands)	2014	2013
Equity in loss of East Wacker	$1,346	$572
Equity in loss of Grand Boulevard	145	242
	$1,491	$814

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

The Company recorded distributions of $81,000 from non-consolidated REITs during the nine months ended September 30, 2014 and 2013, respectively.

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

The operating data below for 2014 and 2013 includes operations of the 11 and 15 Sponsored REITs the Company held an interest in as of September 30, 2014 and 2013, respectively.

At September 30, 2014, December 31, 2013 and September 30, 2013, the Company had ownership interests in 11, 14 and 15 Sponsored REITs, respectively.  Summarized financial information for these Sponsored REITs is as follows:

	September 30,	December 31,
(in thousands)	2014	2013

Balance Sheet Data (unaudited):
Real estate, net	$461,717	$642,105
Other assets	128,982	187,494
Total liabilities	(198,079)	(321,099)
Shareholders’ equity	$392,620	$508,500

	For the Nine Months Ended
	September 30,
(in thousands)	2014	2013

Operating Data (unaudited):
Rental revenues	$52,904	$70,427
Other revenues	33	52
Operating and maintenance expenses	(27,403)	(36,395)
Depreciation and amortization	(18,278)	(23,638)
Interest expense	(7,306)	(10,261)
Net income	$(50)	$185

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $744,000 and $794,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

The following is a summary of the Sponsored REIT Loans outstanding as of September 30, 2014:

			Maximum	Amount			Interest
(dollars in thousands)		Maturity	Amount	Drawn at	Interest	Draw	Rate at
Sponsored REIT	Location	Date	of Loan	30-Sep-14	Rate (1)	Fee (2)	30-Sep-14

Secured revolving lines of credit
FSP Highland Place I Corp.	Centennial, CO	31-Dec-14	$5,500	$3,395	L+4.4%	0.5%	4.56%
FSP Satellite Place Corp.	Duluth, GA	31-Mar-15	5,500	5,500	L+4.4%	0.5%	4.56%
FSP 1441 Main Street Corp.	Columbia, SC	31-Mar-15	10,800	9,000	L+4.4%	0.5%	4.56%
FSP Energy Tower I Corp.	Houston, TX	3-Jul-15	20,000	—	L+5.0%	0.5%	5.16%

Secured construction loan
FSP 385 Interlocken Development Corp.	Broomfield, CO	30-Apr-15	42,000	37,541	L+4.4%	n/a	4.56%

Mortgage loan secured by property
FSP Energy Tower I Corp. (3)	Houston, TX	3-Jul-15	33,000	33,000	6.41%	n/a	6.41%

			$116,800	$88,436

(1) The interest rate is 30-day LIBOR rate plus the additional rate indicated, otherwise a fixed rate.

(2) The draw fee is a percentage of each new advance, and is paid at the time of each new draw.

(3) The loan has a secured fixed mortgage amount of $33,000,000, which was extended for one year from July 5, 2014 to July 3, 2015 and an extension fee of $108,900 was paid by the borrower to the Company.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $4,032,000 and $4,135,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

The 2013 Term Loan bears interest at either (i) a rate equal to LIBOR plus 145 to 220 basis points depending on the Company’s total leverage ratio for the applicable period (LIBOR plus 165 basis points, or 1.80% at September 30, 2014) or (ii) a rate equal to the bank’s base rate plus 45 to 120 basis points depending on our total leverage ratio for the applicable period (the bank’s base rate plus 65 basis points, or 3.90% at September 30, 2014).  The actual LIBOR rate or base rate is determined based on the Company’s total leverage ratio for the applicable period as described in the table below:

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.       Bank note payable (continued)

Leverage Ratio				Base
Greater		Less Than	LIBOR	Rate
Than		or Equal to	Margin	Margin
—		25%	145.0 bps	45.0 bps
25%	and	35%	155.0 bps	55.0 bps
35%	and	45%	165.0 bps	65.0 bps
45%	and	55%	190.0 bps	90.0 bps
55%	and		220.0 bps	120.0 bps

Although the interest rate on the 2013 Term Loan is variable, the Company fixed the base LIBOR interest rate on the 2013 Term Loan by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the 2013 Term Loan at 2.32% per annum for seven years.  Accordingly, based upon the Company’s leverage ratio, as of September 30, 2014, the interest rate on the 2013 Term Loan was 3.97% per annum.

The 2013 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to join certain subsidiaries as co-borrowers under the 2013 Credit Agreement and transactions with affiliates. The 2013 Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unencumbered debt service coverage ratio, a maximum ratio of certain investments to total assets and a maximum amount of secured recourse indebtedness. The 2013 Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the 2013 Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the 2013 Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the 2013 Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the 2013 Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the 2013 Term Loan financial covenants as of September 30, 2014.

The Company may use the proceeds of the 2013 Term Loan to finance the acquisition of real properties and for other permitted investments, to finance investments associated with Sponsored REITs, to refinance or retire existing indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the 2013 Credit Agreement.

2012 Credit Facility

As of September 30, 2014, the Company had bank notes payable to a group of banks for an unsecured credit facility comprised of both a revolving line of credit and a term loan (the “2012 Credit Facility”). The revolving line of credit portion of the 2012 Credit Facility is for borrowings, at the Company’s election, of up to $500,000,000 (the “2012 Revolver”). The term loan portion of the 2012 Credit Facility is for $400,000,000 (the “2012 Term Loan”).  The 2012 Revolver includes an accordion feature that allows for up to $250,000,000 of additional borrowing capacity subject to receipt of lender commitments and satisfaction of certain customary conditions.

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

The 2012 Credit Facility bears interest at either (i) a rate equal to LIBOR plus 135 to 190 basis points depending on the Company’s total leverage ratio at the time of the borrowing (LIBOR plus 145 basis points, or 1.60% at September 30, 2014) or (ii) a rate equal to the bank’s base rate plus 35 to 90 basis points depending on our total leverage ratio at the time of the borrowing (the bank’s base rate plus 45 basis points, or 3.70% at September 30, 2014).  The 2012 Credit Facility also obligates the Company to pay an annual facility fee of 20 to 40 basis points depending on the Company’s total leverage ratio (30 basis points at September 30, 2014).  The facility fee is assessed against the total amount of the 2012 Credit Facility, or $900,000,000. The actual amount of any applicable facility fee, LIBOR rate or base rate is determined based on the Company’s total leverage ratio as described in the table below:

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

Although the interest rate on the 2012 Credit Facility is variable, under the 2012 Credit Agreement, the Company fixed the base LIBOR interest rate on the 2012 Term Loan by entering into an interest rate swap agreement. On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the 2012 Term Loan at 0.75% per annum for five years.  Accordingly, based upon the Company’s leverage ratio, as of September 30, 2014, the interest rate on the 2012 Term Loan was 2.20% per annum.  In addition, based upon the Company’s leverage ratio, as of September 30, 2014, there were borrowings of $285,000,000 outstanding under the 2012 Revolver at a weighted average rate of 1.60% per annum.  The weighted average interest rate on all amounts outstanding on the 2012 Revolver during the nine months ended September 30, 2014 was approximately 1.64% per annum.  The weighted average interest rate on all amounts outstanding on the 2012 Revolver during the year ended December 31, 2013 was approximately 1.65% per annum.

As of December 31, 2013, there were borrowings of $306,500,000 outstanding under the 2012 Revolver at a weighted average rate of 1.82% per annum.

The 2012 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to join certain subsidiaries as co-borrowers under the 2012 Credit Agreement and transactions with affiliates. The 2012 Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unencumbered debt service coverage ratio, a maximum ratio of certain investments to total assets and a maximum amount of secured recourse indebtedness. The 2012 Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the 2012 Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the 2012 Credit

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.     Bank note payable (continued)

Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the 2012 Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the 2012 Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the 2012 Credit Facility financial covenants as of September 30, 2014.

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

The following table summarizes the notional and fair value of our derivative financial instruments at September 30, 2014.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2013 Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(4,847)
2012 Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$4,582

On September 30, 2014, the 2013 Interest Rate Swap was reported as a liability at its fair value of approximately $4.8 million and the 2012 Interest Rate Swap was reported as an asset at its fair value of approximately $4.6 million.  These are included in other liabilities: derivative liability and other assets: derivative asset on the condensed consolidated balance sheet at September 30, 2014 and December 31, 2013, respectively.  The change in the derivative financial instruments for the nine months ended September 30, 2014 of $3.5 million is reported in other comprehensive income.  During the nine months ended September 30, 2014, $5.4 million was reclassified out of other comprehensive income and into interest expense.

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

5.     Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at September 30, 2014 and 2013, respectively.

6.     Stockholders’ Equity

As of September 30, 2014, the Company had 100,187,405 shares of common stock outstanding.

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

On May 6, 2010, the Company entered into an on demand offering sales agreement whereby the Company may offer and sell up to an aggregate gross sales price of $75 million of its common stock from time to time (the “ATM Sales Program”).  The on demand offering sales agreement for the ATM Sales Program was amended on April 27, 2012 in connection with the Company’s filing of a new Registration Statement on Form S-3.  Sales of shares of the Company’s common stock depend upon market conditions and other factors determined by the Company and may be deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by the Company in writing.  The Company has no obligation to sell any shares of its common stock, and may at any time suspend solicitation and offers. During the three months ended September 30, 2014, the Company did not sell any shares under the ATM Sales Program.  As of September 30, 2014, the Company was authorized to offer and sell a remainder of approximately $34.3 million of its shares of common stock under the ATM Sales Program.

The Company declared and paid dividends as follows (in thousands, except per share amounts):

Quarter Paid	Dividends Per Share	Total Dividends

First quarter of 2014	$0.19	$19,036
Second quarter of 2014	$0.19	$19,035
Third quarter of 2014	$0.19	$19,036

First quarter of 2013	$0.19	$15,758
Second quarter of 2013	$0.19	$15,758
Third quarter of 2013	$0.19	$19,036

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

The Company adopted an accounting pronouncement related to uncertainty in income taxes effective January 1, 2007, which did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption.  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption.  The Company and one or more of its subsidiaries files income tax returns in the U.S federal jurisdiction and various state jurisdictions.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2011 and thereafter.

The Company is subject to business tax (the “Revised Texas Franchise Tax”).  The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure it is considered an income tax.  The Company recorded a provision for income taxes on its income statement of $403,000 and $352,000 for the nine months ended September 30, 2014 and 2013, respectively.

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.  The gross amount of NOLs available to the Company was $13,041,000, as of September 30, 2014 and December 31, 2013.

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

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

(Unaudited)

7.        Income Taxes (continued)

	For the
	Nine Months Ended
	September 30,
(in thousands)	2014	2013

Revised Texas franchise tax	$371	$337
Other Taxes	32	15
Income tax expense	$403	$352

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

The Company sold an office property located in Richardson, Texas on October 29, 2013 at a $2.2 million gain.  Operating results of that property for the three and nine months ended September 30, 2013, are in the table below.  The property was classified as discontinued for all periods presented.

The operating results for discontinued operations are summarized below.

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(in thousands)	2013	2013
Rental revenue	$305	$916
Rental operating expenses	—	—
Real estate taxes and insurance	(2)	(7)
Depreciation and amortization	(205)	(616)
Income from discontinued operations	$98	$293

9.             Subsequent Events

On October 10, 2014, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on November 13, 2014 to stockholders of record on October 24, 2014.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of slow economic growth, with slowly declining unemployment from recent high levels, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit and interest rates.  However, unemployment rates have been trending lower.  We also believe that the Federal Reserve Bank’s current reduction in its quantitative easing program (or QE), has been generally received as a harbinger of real improvement, which could bode well for our real estate operations.  We could benefit from any further improved economic fundamentals and increasing levels of employment.  We believe that the economy is in the early stages of a cyclically-slower but prolonged broad-based upswing.  However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Real Estate Operations

Leasing

Our real estate portfolio was approximately 93.3% leased as of September 30, 2014, or 0.8% lower than at December 31, 2013.  During the nine months ended September 30, 2014, we leased approximately 602,000 square feet of office space, of which approximately 527,000 square feet were with existing tenants, at a weighted average term of 6.5 years.  On average, tenant improvements for such leases were $15.42 per square foot, lease commissions were $7.84 per square foot and rent concessions were approximately three months of free rent.  Average GAAP base rents under such leases were $27.02 per square foot, or 13.4% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2013.

As of September 30, 2014, leases for approximately 2.1% and 7.6% of the square footage in our portfolio are scheduled to expire during 2014 and 2015, respectively.  As the fourth quarter of 2014 begins, we believe that our property portfolio is well stabilized, with a balanced lease expiration schedule.  We believe that most of our largest property markets are now experiencing generally steady or improving rental conditions.

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

Results of Operations

Impact of Real Estate Acquisitions and Investment Activity:

The results of operations for each of the properties we acquired in 2013 are included in our operating results as of their respective purchase dates.  The income earned from mortgage investments is included as of the respective funding date and is reduced upon repayment dates.  Increases in rental revenues, interest income from loans and expenses for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 are primarily a result of the timing of these acquisitions and subsequent contribution of these acquired properties as well as the effect on interest income from the dates of funding and repayment on our mortgage investments.

Sales of Real Estate:

We sold an office property located in Richardson, Texas on October 29, 2013 for $12.3 million and recognized a $2.2 million gain.  The operating results of the properties sold are classified as discontinued operations in our consolidated financial statements for all periods presented.

The following table shows results for the three months ended September 30, 2014 and 2013:

	Three months ended September 30,
(in thousands)	2014	2013	Change
Revenue:
Rental	$59,728	$56,760	$2,968
Related party revenue:
Management fees and interest income from loans	1,462	1,665	(203)
Other	—	21	(21)
Total revenue	61,190	58,446	2,744

Expenses:
Real estate operating expenses	15,632	13,991	1,641
Real estate taxes and insurance	8,555	8,801	(246)
Depreciation and amortization	24,878	22,163	2,715
Selling, general and administrative	3,071	3,477	(406)
Interest	6,883	5,474	1,409
Total expenses	59,019	53,906	5,113

Income before interest income, equity in losses of non-consolidated REITs and taxes	2,171	4,540	(2,369)
Interest income	—	5	(5)
Equity in losses of non-consolidated REITs	(455)	(431)	(24)

Income before taxes on income	1,716	4,114	(2,398)
Taxes on income	149	118	31

Income from continuing operations	1,567	3,996	(2,429)

Discontinued operations:
Income from discontinued operations, net of income tax	—	98	(98)
Total discontinued operations	—	98	(98)

Net income	$1,567	$4,094	$(2,527)

Comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013:

Revenues

Total revenues increased by $2.7 million to $61.2 million for the quarter ended September 30, 2014, as compared to the quarter ended September 30, 2013.  The increase was primarily a result of:

•                  An increase in rental revenue of approximately $2.9 million arising primarily from property acquisitions in May 2013, July 2013 and August 2013, which were included in the quarter ended September 30, 2014; and was partially offset by lower leased space of approximately 0.5% in the real estate portfolio at September 30, 2014 compared to September 30, 2013.

•                  The increase was partially offset by a $0.2 million decrease in interest income from loans to Sponsored REITs, which was primarily the result of a loan repayment in June 2014.

Expenses

Total expenses increased by $5.1 million to $59.0 million for the quarter ended September 30, 2014, as compared to the quarter ended September 30, 2013.  The increase was primarily a result of:

•                  An increase in real estate operating expenses and real estate taxes and insurance of approximately $1.4 million, and depreciation and amortization of $2.7 million, which were primarily from property acquisitions in May 2013, July 2013 and August 2013, which were included in the quarter ended September 30, 2014.

•                  An increase to interest expense of approximately $1.4 million to $6.9 million during the three months ended September 30, 2014 compared to the same period in 2013.  The increase was attributable to a higher amount of debt outstanding during the three months ended September 30, 2014 compared to the same period in 2013.  The third quarter of 2014 includes interest for the full quarter from the 2013 Term Loan that we entered into in August of 2013, and is at a higher rate than the 2012 Credit Facility.

•                  These increases were partially offset by a decrease in selling, general and administrative expenses of approximately $0.4 million, which was primarily a result of a decrease in acquisition costs of $0.4 million compared to the three months ended September 30, 2013.

Equity in losses of non-consolidated REITs

Equity in losses from non-consolidated REITs decreased approximately $23,000 during the three months ended September 30, 2014 compared to the same period in 2013.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties that increased $13,000 and federal income taxes that increased $18,000 for the three months ended September 30, 2014, compared to the three months ended September 30, 2013.

Income from continuing operations

Income from continuing operations for the three months ended September 30, 2014 was $1.6 million compared to $4.0 million for the three months ended September 30, 2013, for the reasons described above.

Discontinued operations and provision for sale of property

Income from discontinued operations decreased $0.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  On October 29, 2013 we sold an office property located in Richardson, Texas at a gain of approximately $2.2 million, which resulted in a reclassification of real estate income and expenses of this property to discontinued operations for all periods presented.

Net income

Net income for the three months ended September 30, 2014 was $1.6 million compared to $4.1 million for the three months ended September 30, 2013, for the reasons described above.

The following table shows results for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
(in thousands)	2014	2013	Change
Revenue:
Rental	$182,319	$145,618	$36,701
Related party revenue:
Management fees and interest income from loans	4,776	4,929	(153)
Other	99	64	35
Total revenue	187,194	150,611	36,583

Expenses:
Real estate operating expenses	45,698	35,877	9,821
Real estate taxes and insurance	27,569	22,704	4,865
Depreciation and amortization	72,741	54,863	17,878
Selling, general and administrative	9,491	9,213	278
Interest	20,950	13,856	7,094
Total expenses	176,449	136,513	39,936

Income before interest income, equity in losses of non-consolidated REITs and taxes	10,745	14,098	(3,353)
Interest income	2	10	(8)
Equity in losses of non-consolidated REITs	(1,491)	(814)	(677)

Income before taxes on income	9,256	13,294	(4,038)
Taxes on income	403	352	51

Income from continuing operations	8,853	12,942	(4,089)

Discontinued operations:
Income from discontinued operations, net of income tax	—	294	(294)
Total discontinued operations	—	294	(294)

Net income	$8,853	$13,236	$(4,383)

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013:

Revenues

Total revenues increased by $36.6 million to $187.2 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.  The increase was primarily a result of:

•                  An increase in rental revenue of approximately $36.7 million arising primarily from property acquisitions in May 2013, July 2013 and August 2013, which were included in the nine months ended September 30, 2014; and was partially offset by lower leased space of approximately 0.5% in the real estate portfolio at September 30, 2014 compared to September 30, 2013.

•                  The increase in revenues was partially offset by a decrease of approximately $0.1 million in interest income from Sponsored REIT Loans that was principally a result of the repayment of a loan received in June 2014.

Expenses

Total expenses increased by $39.9 million to $176.4 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.  The increase was primarily a result of:

•                  An increase in real estate operating expenses and real estate taxes and insurance of approximately $14.6 million, and depreciation and amortization of $17.9 million, which were primarily from property acquisitions in May 2013, July 2013 and August 2013, which were included in the nine months ended September 30, 2014.

•                  An increase to interest expense of approximately $7.1 million to $21.0 million during the nine months ended September 30, 2014 compared to the same period in 2013.  The increase was attributable to a higher amount of debt outstanding during the nine months ended September 30, 2014 compared to the same period in 2013.  The first nine months of 2014 includes interest from the 2013 Term Loan that we entered into in August of 2013, and is at a higher rate than the 2012 Credit Facility.

•                  An increase in selling, general and administrative expenses of approximately $0.3 million, which was primarily the result of increased personnel related expenses and professional fees.  We had 38 and 35 employees as of September 30, 2014 and 2013, respectively, at our headquarters in Wakefield, Massachusetts.

Equity in losses of non-consolidated REITs

Equity in losses from non-consolidated REITs increased approximately $0.7 million to a loss of $1.5 million during the nine months ended September 30, 2014 compared to the same period in 2013.  The increase was primarily because equity in loss from our preferred stock investment in a Sponsored REIT, FSP 303 East Wacker Drive Corp., increased $0.8 million and was partially offset by a decrease in loss from our preferred stock investment in a Sponsored REIT, FSP Grand Boulevard Corp., of $0.1 million during the nine months ended September 30, 2014 compared to the same period in 2013.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties that increased $34,000 and federal income taxes that increased $17,000 for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

Income from continuing operations

Income from continuing operations for the nine months ended September 30, 2014 was $8.9 million compared to $12.9 million for the nine months ended September 30, 2013, for the reasons described above.

Discontinued operations and provision for sale of property

Income from discontinued operations decreased $0.3 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  On October 29, 2013 we sold an office property located in Richardson, Texas at a gain of approximately $2.2 million, which resulted in a reclassification of real estate income and expenses of this property to discontinued operations for all periods presented.

Net income

Net income for the nine months ended September 30, 2014 was $8.9 million compared to $13.2 million for the nine months ended September 30, 2013, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands):	2014	2013	2014	2013

Net income	$1,567	$4,094	$8,853	$13,236
Equity in losses of non-consolidated REITs	455	431	1,491	814
FFO from non-consolidated REITs	508	459	1,278	1,802
Depreciation and amortization	25,374	22,176	73,301	55,205
NAREIT FFO	27,904	27,160	84,923	71,057
Acquisition costs of new properties	—	406	14	556

Funds From Operations	$27,904	$27,566	$84,937	$71,613

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

Net Operating Income (NOI)*

	Rentable				Nine Months				Nine Months
(in thousands)	Square Feet	Three Months Ended			Ended	Three Months Ended			Ended	Inc	%
Region	or RSF	31-Mar-14	30-Jun-14	30-Sep-14	30-Sep-14	31-Mar-13	30-Jun-13	30-Sep-13	30-Sep-13	(Dec)	Change
East	1,442	$4,727	$4,786	$4,758	$14,271	$4,756	$5,440	$4,914	$15,110	$(839)	-5.6%
MidWest	1,682	5,107	5,062	5,187	15,356	4,839	5,008	4,944	14,791	565	3.8%
South	3,525	14,135	13,694	13,720	41,549	13,227	13,297	13,199	39,723	1,826	4.6%
West	1,088	2,567	2,761	2,729	8,057	2,350	2,118	2,440	6,908	1,149	16.6%
Same Store	7,737	26,536	26,303	26,394	79,233	25,172	25,863	25,497	76,532	2,701	3.5%

Acquisitions	1,953	10,037	9,623	9,059	28,719	—	1,203	7,843	9,046	19,673	22.6%
Property NOI from the continuing portfolio	9,690	36,573	35,926	35,453	107,952	25,172	27,066	33,340	85,578	22,374	26.1%
Dispositions and asset held for sale		—	—	—	—	252	252	253	757	(757)	-1.1%
Property NOI		$36,573	$35,926	$35,453	$107,952	$25,424	$27,318	$33,593	$86,335	$21,617	25.0%

Same Store		$26,536	$26,303	$26,394	$79,233	$25,172	$25,863	$25,497	$76,532	$2,701	3.5%

Less Nonrecurring Items in NOI (a)		707	287	199	1,193	63	557	—	620	573	-0.7%

Comparative Same Store		$25,829	$26,016	$26,195	$78,040	$25,109	$25,306	$25,497	$75,912	$2,128	2.8%

					Nine Months				Nine Months
		Three Months Ended			Ended	Three Months Ended			Ended
Reconciliation to Net income		31-Mar-14	30-Jun-14	30-Sep-14	30-Sep-14	31-Mar-13	30-Jun-13	30-Sep-13	30-Sep-13
Net Income		$3,573	$3,713	$1,567	$8,853	$4,401	$4,741	$4,094	$13,236
Add (deduct):
Discontinued operations		—	—	—	—	(98)	(98)	(98)	(294)
Loss provision or (gain) on sale of assets		—	—	—	—	—	—	—	—
Management fee income		(646)	(682)	(649)	(1,977)	(559)	(598)	(692)	(1,849)
Depreciation and amortization		24,300	23,563	24,878	72,741	15,784	16,917	22,163	54,864
Amortization of above/below market leases		(11)	74	497	560	48	(29)	(143)	(124)
Selling, general and administrative		3,272	3,148	3,071	9,491	2,532	3,204	3,477	9,213
Interest expense		7,176	6,891	6,883	20,950	4,208	4,174	5,474	13,856
Interest income		(1,410)	(1,408)	(1,216)	(4,034)	(1,353)	(1,382)	(1,411)	(4,146)
Equity in earnings of nonconsolidated REITs		484	552	455	1,491	187	196	431	814
Non-property specific items, net		(165)	75	(33)	(123)	22	(60)	45	7

Property NOI from the continuing portfolio		$36,573	$35,926	$35,453	$107,952	$25,172	$27,065	$33,340	$85,577

Dispositions and asset held for sale		—	—	—	—	252	253	253	758
Property NOI		$36,573	$35,926	$35,453	$107,952	$25,424	$27,318	$33,593	$86,335

(a)              Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the nine months ending September 30, 2014 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	September 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2014 (a)	Square Feet (b)

Park Seneca	Charlotte	NC	1969	109,674	91,797	83.7%	$15.42
Forest Park	Charlotte	NC	1999	62,212	62,212	100.0%	14.16
Meadow Point	Chantilly	VA	1999	138,537	128,327	92.6%	27.32
Innsbrook	Glen Allen	VA	1999	298,456	298,187	99.9%	18.29
East Baltimore	Baltimore	MD	1989	325,445	253,749	78.0%	23.30
Loudoun Tech Center	Dulles	VA	1999	136,658	135,442	99.1%	15.95
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	38.24
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	35.89
East total				1,441,982	1,340,715	93.0%	24.54
Northwest Point	Elk Grove Village	IL	1999	176,848	176,848	100.0%	19.44
909 Davis Street	Evanston	IL	2002	195,245	191,203	97.9%	35.60
River Crossing	Indianapolis	IN	1998	205,059	201,573	98.3%	23.16
Timberlake	Chesterfield	MO	1999	232,766	228,902	98.3%	21.65
Timberlake East	Chesterfield	MO	2000	116,197	105,751	91.0%	24.20
Lakeside Crossing	Maryland Heights	MO	2008	127,778	127,778	100.0%	26.60
Eden Bluff	Eden Praire	MN	2006	153,028	153,028	100.0%	27.86
121 South 8th Street	Minneapolis	MN	1974	475,012	428,318	90.2%	14.90
Midwest total				1,681,933	1,613,402	95.9%	22.61
Blue Lagoon Drive	Miami	FL	2002	212,619	212,619	100.0%	22.38
One Overton Place	Atlanta	GA	2002	387,267	382,891	98.9%	22.77
Willow Bend Office Center	Plano	TX	1999	117,050	115,048	98.3%	20.84
Park Ten	Houston	TX	1999	157,460	137,226	87.2%	26.62
Addison Circle	Addison	TX	1999	293,926	274,968	93.6%	24.46
Collins Crossing	Richardson	TX	1999	300,472	297,497	99.0%	24.31
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	29.69

The information presented below provides the weighted average GAAP rent per square foot for the nine months ending September 30, 2014 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	September 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2014 (a)	Square Feet (b)

Park Ten Phase II	Houston	TX	2006	156,746	156,746	100.0%	31.29
Liberty Plaza	Addison	TX	1985	218,934	205,645	93.9%	20.45
Legacy Tennyson Center	Plano	TX	1999/2008	202,600	202,600	100.0%	17.59
One Legacy Circle	Plano	TX	2008	214,110	214,110	100.0%	33.37
One Ravinia Drive	Atlanta	GA	1985	386,603	353,858	91.5%	22.87
Westchase I & II	Houston	TX	1983/2008	629,025	610,595	97.1%	32.16
999 Peachtree	Atlanta	GA	1987	621,946	581,582	93.5%	29.07
South Total				4,147,157	3,993,784	96.3%	26.37
Centennial Technology Center	Colorado Springs	CO	1999	110,405	97,201	88.0%	16.00
380 Interlocken	Broomfield	CO	2000	240,184	219,912	91.6%	29.01
1999 Broadway	Denver	CO	1986	676,279	621,906	92.0%	30.80
1001 17th Street	Denver	CO	1977/2006	655,420	566,021	86.4%	31.75
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	23.77
390 Interlocken	Broomfield	CO	2002	241,516	168,071	69.6%	27.23
Hillview Center	Milpitas	CA	1984	36,288	36,288	100.0%	16.10
Federal Way	Federal Way	WA	1982	117,010	64,227	54.9%	18.40
Montague Business Center	San Jose	CA	1982	145,951	133,691	91.6%	16.12
West Total				2,419,289	2,103,553	86.9%	27.68

Grand Total				9,690,361	9,051,453	93.4%	25.73

(a) Based on weighted occupied square feet for the nine months ended September 30, 2014, including month-to-month tenants, divided by the Property’s net rentable square footage.

(b) Represents annualized GAAP rental revenue for the nine months ended September 30, 2014 per weighted occupied square foot.

Liquidity and Capital Resources

Cash and cash equivalents were $15.9 million and $19.6 million at September 30, 2014 and December 31, 2013, respectively. The decrease of $3.7 million is attributable to $75.9 million provided by operating activities less $1.0 million used in investing activities, less $78.6 million used in financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $75.9 million is primarily attributable to net income of $8.9 million, plus the add-back of $72.4 million of non-cash activities, a $2.1 million decrease in tenant rents receivable and a $0.3 million increase from tenant security deposits.  These increases were partially offset by $4.9 million in payments of deferred leasing commissions, $2.3 million decrease in accounts payable and accrued expenses, a $0.4 million increase in lease acquisition costs, a $0.1 million increase in prepaid and other assets and a $0.1 million increase in restricted cash.

Investing Activities

Our cash used in investing activities for the nine months ended September 30, 2014 of $1.0 million is primarily attributable to additions to real estate investments and office equipment of approximately $12.4 million and an increase in secured loans made to Sponsored REITs of $2.6 million.  These uses were partially offset by repayment of Sponsored REIT Loans of $13.9 million and distributions in excess of earnings from non-consolidated REITs of $0.1 million.

Financing Activities

Our cash used by financing activities for the nine months ended September 30, 2014 of $78.6 million is primarily attributable to distributions paid to stockholders of $57.1 million and repayments of $31.5 million less borrowings of $10.0 million under the 2012 Revolver (as defined below).

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

The 2013 Term Loan bears interest at either (i) a rate equal to LIBOR plus 145 to 220 basis points depending on the Company’s total leverage ratio for the applicable period (LIBOR plus 165 basis points, or 1.80% at September 30, 2014) or (ii) a rate equal to the bank’s base rate plus 45 to 120 basis points depending on our total leverage ratio for the applicable period (the bank’s base rate plus 65 basis points, or 3.90% at September 30, 2014).  The actual LIBOR rate or base rate is determined based on the Company’s total leverage ratio for the applicable period as described in the table below:

Leverage Ratio				Base
Greater		Less Than	LIBOR	Rate
Than		or Equal to	Margin	Margin
—		25%	145.0 bps	45.0 bps
25%	and	35%	155.0 bps	55.0 bps
35%	and	45%	165.0 bps	65.0 bps
45%	and	55%	190.0 bps	90.0 bps
55%	and		220.0 bps	120.0 bps

Although the interest rate on the 2013 Term Loan is variable, the Company fixed the base LIBOR interest rate on the 2013 Term Loan by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the 2013 Term Loan at 2.32% per annum for seven years.  Accordingly, based upon the Company’s leverage ratio, as of September 30, 2014, the interest rate on the 2013 Term Loan was 3.97% per annum.

The 2013 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to join certain subsidiaries as co-borrowers under the 2013 Credit Agreement and transactions with affiliates. The 2013 Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unencumbered debt service coverage ratio, a maximum ratio of certain investments to total assets and a maximum amount of secured recourse indebtedness. The 2013 Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the 2013 Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the 2013 Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the 2013 Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the 2013 Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the 2013 Term Loan financial covenants as of September 30, 2014.

We may use the proceeds of the 2013 Term Loan to finance the acquisition of real properties and for other permitted investments, to finance investments associated with Sponsored REITs, to refinance or retire existing indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the 2013 Credit Agreement.

2012 Credit Facility

As of September 30, 2014, the Company had bank notes payable to a group of banks for an unsecured credit facility comprised of both a revolving line of credit and a term loan (the “2012 Credit Facility”). The revolving line of credit portion of the 2012 Credit Facility is for borrowings, at the Company’s election, of up to $500,000,000 (the “2012 Revolver”). The term loan portion of the 2012 Credit Facility is for $400,000,000 (the “2012 Term Loan”).  The 2012 Revolver includes an accordion feature that allows for up to $250,000,000 of additional borrowing capacity subject to receipt of lender commitments and satisfaction of certain customary conditions.

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

The 2012 Credit Facility bears interest at either (i) a rate equal to LIBOR plus 135 to 190 basis points depending on the Company’s total leverage ratio at the time of the borrowing (LIBOR plus 145 basis points, or 1.60% at September 30, 2014) or (ii) a rate equal to the bank’s base rate plus 35 to 90 basis points depending on our total leverage ratio at the time of the borrowing (the bank’s base rate plus 45 basis points, or 3.70% at September 30, 2014).  The 2012 Credit Facility also obligates the Company to pay an annual facility fee of 20 to 40 basis points depending on the Company’s total leverage ratio (30 basis points at September 30, 2014).  The facility fee is assessed against the total amount of the 2012 Credit Facility, or $900,000,000. The actual amount of any applicable facility fee, LIBOR rate or base rate is determined based on the Company’s total leverage ratio as described in the table below:

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

Although the interest rate on the 2012 Credit Facility is variable, under the 2012 Credit Agreement, the Company fixed the base LIBOR interest rate on the 2012 Term Loan by entering into an interest rate swap agreement. On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the 2012 Term Loan at 0.75% per annum for five years.  Accordingly, based upon the Company’s leverage ratio, as of September 30, 2014, the interest rate on the 2012 Term Loan was 2.20% per annum.  In addition, based upon the Company’s leverage ratio, as of September 30, 2014, there were borrowings of $285,000,000 outstanding under the 2012 Revolver at a weighted average rate of 1.60% per annum.  The weighted average interest rate on all amounts outstanding on the 2012 Revolver during the nine months ended September 30, 2014 was approximately 1.64% per annum. The weighted average interest rate on all amounts outstanding on the 2012 Revolver during the year ended December 31, 2013 was approximately 1.65% per annum.

As of December 31, 2013, there were borrowings of $306,500,000 outstanding under the 2012 Revolver at a weighted average rate of 1.82% per annum.

The 2012 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to join certain subsidiaries as co-borrowers under the 2012 Credit Agreement and transactions with affiliates. The 2012 Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unencumbered debt service coverage ratio, a maximum ratio of certain investments to total assets and a maximum amount of secured recourse indebtedness. The 2012 Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the 2012 Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the 2012 Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the 2012 Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the 2012 Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the 2012 Credit Facility financial covenants as of September 30, 2014.

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

On May 6, 2010, we entered into an on demand offering sales agreement that allows us to offer and sell up to an aggregate gross sales price of $75 million of our common stock from time to time, which we refer to as our ATM Sales Program.  The on demand offering sales agreement for the ATM Sales Program was amended on April 27, 2012 in connection with our filing of a new Registration Statement on Form S-3.  Sales of shares of our common stock depend upon market conditions and other factors determined by us and are deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by us in writing.  We have no obligation to sell any shares of our common stock, and may at any time suspend solicitation and offers.  During the three months ended September 30, 2014, we did not sell any shares of our common stock under our ATM Sales Program.  As of September 30, 2014, we were authorized to offer and sell a remainder of approximately $34.3 million of our shares of common stock under the ATM Sales Program.

As of September 30, 2014, we had an automatic shelf registration statement on Form S-3 on file with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our common stock.  From time to time, we expect to issue additional shares of our common stock under our automatic shelf registration statement or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of September 30, 2014, we were committed to fund up to $116.8 million on Sponsored REIT Loans made under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $88.4 million has been drawn and is outstanding as of September 30, 2014.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long term financings of the underlying properties, cash flows from the underlying properties or other capital event.

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

Additional information about our Sponsored REIT Loans outstanding as of September 30, 2014, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-consolidated Entities, Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  As of September 30, 2014 and December 31, 2013, if market rates on our outstanding borrowings under our 2012 Revolver increased by 10% at maturity, or approximately 16 and 18 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.5 million and $0.6 million annually, respectively.  Based upon our leverage ratio, the interest rate on our borrowings on the 2012 Revolver as of September 30, 2014 was LIBOR plus 145 basis points, or 1.60% per annum.  We do not believe that the interest rate risk represented by borrowings under our 2012 Revolver is material as of September 30, 2014.

Although the interest rates on the 2013 Term Loan and the 2012 Credit Facility are variable, the Company fixed the base LIBOR interest rates on the 2013 Term Loan and the 2012 Term Loan by entering into interest rate swap agreements.  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the 2013 Term Loan at 2.32% per annum for seven years (the “2013 Interest Rate Swap”).  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the 2012 Term Loan at 0.75% per annum for five years (the “2012 Interest Rate Swap”).  Accordingly, based upon the Company’s leverage ratios, as of September 30, 2014, the interest rate on the 2013 Term Loan was 3.97% per annum and the interest rate on the 2012 Term Loan was 2.20% per annum.  The fair value of the 2013 Interest Rate Swap and the 2012 Interest Rate Swap is affected by changes in market interest rates.  We believe that we have mitigated interest rate risk with respect to the 2013 Term Loan through the 2013 Interest Rate Swap for the seven year term of the 2013 Term Loan.  We believe that we have mitigated interest rate risk with respect to the 2012 Term Loan through the 2012 Interest Rate Swap for the five year term of the 2012 Term Loan. The 2013 Interest Rate Swap and the 2012 Interest Rate Swap were our only derivative instruments as of September 30, 2014.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our 2013 Term Loan and our 2012 Term Loan as of September 30, 2014 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2013 Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(4,847)
2012 Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$4,582

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

We borrow from time-to-time under the 2012 Revolver.  These borrowings bear interest at either (i) a rate equal to LIBOR plus 135 to 190 basis points depending on our total leverage ratio at the time of the borrowing (LIBOR plus 145 basis points, or 1.60% at September 30, 2014) or (ii) a rate equal to the bank’s base rate plus 35 to 90 basis points depending on our total leverage ratio at the time of the borrowing (the bank’s base rate plus 45 basis points, or 3.70% at September 30, 2014).  There were borrowings totaling $285.0 million and $306.5 million on the 2012 Revolver, at a weighted average rate of 1.60% and 1.82% outstanding at September 30, 2014 and December 31, 2013, respectively.  We have drawn on the 2012 Revolver, and intend to draw on the 2012 Revolver in the future for a variety of corporate purposes, including the funding of Sponsored REIT Loans and the acquisition of properties that we acquire directly for our portfolio.  Information about our Sponsored REIT Loans as of September

30, 2014 is incorporated herein by reference to Note 2, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

The following table presents as of September 30, 2014, our contractual variable rate borrowings under our 2012 Revolver, which matures on September 27, 2016, under our 2012 Term Loan, which matures on September 27, 2017, and under our 2013 Term Loan, which matures on August 26, 2020.  Under the 2012 Revolver, we have the right to extend the initial maturity date by an additional 12 months, or until September 27, 2017, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2014	2015	2016	2017	2018	Therafter (2)
2012 Revolver (1)	$285,000	$—	$—	$285,000	$—	$—	$—
2012 Term Loan	400,000	—	—	—	400,000	—	—
2013 Term Loan	220,000	—	—	—	—	—	220,000
Total	$905,000	$—	$—	$285,000	$400,000	$—	$220,000

(1) The 2012 Revolver maturity is in 2016, however borrowings made thereunder are with 30-Day LIBOR advances, which are due or can be renewed at maturity.

(2) The 2013 Term Loan maturity is August 26, 2020.

Item 4.       Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: October 28, 2014	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: October 28, 2014	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Condensed Consolidated Financial Statements.

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