Form 10-K
period 2014-12-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2015-02-17
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price as reported on NYSE MKT, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014, was approximately $1,133,357,746.

There were 100,187,405 shares of common stock of the registrant outstanding as of February 10, 2015.

Documents incorporated by reference: The registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s Annual Meeting of Stockholders to be held on May 14, 2015 (the “Proxy Statement”).  The information required in response to Items 10 — 14 of Part III of this Form 10-K, other than that contained in Part I under the caption, “Directors and Executive Officers of FSP Corp.,” is hereby incorporated by reference to the Proxy Statement.

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

Our Business

We are a REIT focused on commercial real estate investments primarily in office markets and currently operate in only one segment: real estate operations.  The principal revenue sources for our real estate operations include rental income from real estate leasing, interest income from secured loans made on office properties, property dispositions and fee income from asset/property management and development.

Our current strategy is to invest in select urban infill and central business district properties, with primary emphasis on our top five markets of Atlanta, Dallas, Denver, Houston and Minneapolis.  We believe that our top five markets have macro-economic drivers that have the potential to increase occupancies and rents.  We will also monitor San Diego, Silicon Valley, Greater Boston, Raleigh-Durham, and Greater Washington, DC, as well as other markets, for opportunistic investments.   We seek value-oriented investments with an eye towards long-term growth and appreciation, as well as current income.

Previously we also operated in an investment banking segment, which was discontinued in December 2011.  Our investment banking segment generated brokerage commissions, loan origination fees, development services and other fees related to the organization of single-purpose entities that own real estate and the private placement of equity in those entities.  We refer to these entities, which are organized as corporations and operated in a manner intended to qualify as REITs, as Sponsored REITs.  On December 15, 2011, we announced that our broker/dealer subsidiary, FSP Investments LLC, would no longer sponsor the syndication of shares of preferred stock in newly-formed Sponsored REITs.  On July 15, 2014, FSP Investments LLC withdrew its registration as a broker/dealer with FINRA.

From time-to-time we may acquire real estate or invest in real estate by making secured loans on real estate.  We may also pursue on a selective basis the sale of our properties to take advantage of the value creation and demand for our properties, or for geographic or property specific reasons.

Real Estate

We own and operate a portfolio of real estate consisting of 38 office properties as of December 31, 2014. We derive rental revenue from income paid to us by tenants of these properties.  See Item 2 of this Annual Report on Form 10-K for more information about our properties.  From time-to-time we dispose of properties generating gains or losses in an ongoing effort to improve and upgrade our portfolio.  We also held preferred stock investments in two Sponsored REITs as of December 31, 2014, from which we record our share of income or loss under the equity method of accounting, and from which we receive dividends.

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

From time-to-time we may make secured loans to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  We anticipate that these loans will be repaid at their maturity or earlier from long-term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  We refer to these loans as Sponsored REIT Loans.  We had five Sponsored REIT Loans secured by real estate outstanding as of December 31, 2014, from which we derive interest income.

Investment Objectives

Our investment objectives are to create shareholder value by increasing revenue from rental, dividend,  interest and fee income and net gains from sales of properties and increase the cash available for distribution in the form of dividends to our stockholders.  We expect that we will continue to derive real estate revenue from Sponsored REIT Loans and fees from asset management, property management and investor services.  We may also acquire additional real properties.

From time to time, as market conditions warrant, we may sell properties owned by us.  In January 2015, we reached an agreement to sell an office property located in Plano, Texas, which is expected to close in February 2015 at a gain.  We sold one office property located in Colorado Springs, Colorado on December 3, 2014 at a gain, one office property located in Richardson, Texas on October 29, 2013 at a gain and one office property located in Southfield, Michigan on December 21, 2012 at a loss.  When we sell a property, we either distribute some or all of the sale proceeds to our stockholders as a distribution or retain some or all of such proceeds for investment in real properties or other corporate activities.

We may acquire, and have acquired, real properties in any geographic area of the United States and of any property type.  We own 38 properties that are located in 13 different states.  See Item 2 of this Annual Report on Form 10-K for more information about our properties.

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

•                  we aggressively manage, maintain and upgrade our properties and refuse to neglect or undercapitalize management, maintenance and capital improvement programs; and

•                  we believe that we have the ability to hold properties through down cycles because we generally do not have significant leverage on the Company, which could place the properties at risk of foreclosure.  As of February 10, 2015, none of our 38 properties was subject to mortgage debt.

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

Employees

We had 39 employees as of December 31, 2014 and 40 employees as of February 10, 2015.

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

Directors and Executive Officers of FSP Corp.

The following table sets forth the names, ages and positions of all our directors and executive officers as of February 10, 2015.

Name	Age	Position
George J. Carter (6)	66	President, Chief Executive Officer and Director
Barbara J. Fournier (5)	59	Executive Vice President, Chief Operating Officer, Treasurer, Secretary and Director
Janet Prier Notopoulos (4)	67	Executive Vice President and Director
John N. Burke (1) (2) (3) (5) (7)	53	Director
Brian N. Hansen (1) (2) (3) (4) (9)	43	Director
Dennis J. McGillicuddy (1) (4)	73	Director
Georgia Murray (2) (3) (6) (8) (10)	64	Director
Barry Silverstein (1) (5)	81	Director
Jeffery B. Carter	43	Executive Vice President and Chief Investment Officer
Scott H. Carter	43	Executive Vice President, General Counsel and Assistant Secretary
John G. Demeritt	54	Executive Vice President and Chief Financial Officer

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Member of the Nominating and Corporate Governance Committee

(4) Class I Director

(5) Class II Director

(6) Class III Director

(7) Chair of the Audit Committee

(8) Chair of the Compensation Committee

(9) Chair of the Nominating and Corporate Governance Committee

(10) Lead Independent Director

George J. Carter, age 66, is President, Chief Executive Officer and has been a Director of FSP Corp. since 2002.  Mr. Carter is responsible for all aspects of the business of FSP Corp. and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments.  Prior to the conversion, he was President of the general partner of the FSP Partnership (the “General Partner”) and was responsible for all aspects of the business of the FSP Partnership and its affiliates.  From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”).  Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts.  From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts.  Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co.  Mr. Carter is a graduate of the University of Miami (B.S.).

Barbara J. Fournier, age 59, is Executive Vice President, Chief Operating Officer, Treasurer, Secretary and has been a Director of FSP Corp. since 2002.  Ms. Fournier has as her primary responsibility, together with Mr. Carter, the management of all operating business affairs of FSP Corp. and its affiliates.  Ms. Fournier was the Principal Financial Officer until March 2005.  Prior to the conversion, Ms. Fournier was the Vice President, Chief Operating Officer, Treasurer and Secretary of the General Partner.  From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial.  Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group.  From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities; including Office Manager, Securities Operations and Partnership Administration.  Ms. Fournier attended Northeastern University and the New York Institute of Finance.  Ms. Fournier is a member of the

NYSE MKT Listed Company Council.  Ms. Fournier participates in corporate governance-related continuing education sessions offered by the NYSE affiliate, Corporate Board Member.

Janet Prier Notopoulos, age 67, is an Executive Vice President of FSP Corp. and has been a Director of FSP Corp. and President of FSP Property Management since 2002.  Ms. Notopoulos has as her primary responsibility the oversight of the management of the real estate assets of FSP Corp. and its affiliates.  Prior to the conversion, Ms. Notopoulos was a Vice President of the General Partner.  Prior to joining the FSP Partnership in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients.  From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company.  Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar.  Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

John N.Burke, age 53, has been a Director of FSP Corp. and Chair of the Audit Committee since June 2004.  Mr. Burke is a certified public accountant with over 30 years of experience in the practice of public accounting working with both private and publicly traded companies with extensive experience serving clients in the real estate and REIT industry.  His experience includes analysis and evaluation of financial reporting, accounting systems, internal controls and audit matters.  Mr. Burke has been involved as an advisor on several public offerings, private equity and debt financings and merger and acquisition transactions.  Mr. Burke’s consulting experience includes a wide range of accounting, tax and business planning services.  Prior to starting his own accounting and consulting firm in 2003, Mr. Burke was a Partner in the Boston office of BDO USA, LLP.  Mr. Burke is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of CPAs.  Mr. Burke earned an M.S. in Taxation and studied undergraduate accounting at Bentley University.

Brian N. Hansen, age 43, has been a Director of FSP Corp. since 2012 and Chair of the Nominating and Corporate Governance Committee since 2013. Since 2007, Mr. Hansen has served as President and Chief Operating Officer of Confluence Investment Management LLC, a St. Louis based Registered Investment Advisor. Prior to founding Confluence in 2007, Mr. Hansen served as a Managing Director in A.G. Edwards’ Financial Institutions & Real Estate Investment Banking practice. While at A.G. Edwards, Mr. Hansen advised a wide variety of Real Estate Investment Trusts on numerous capital markets transactions, including public and private offerings of debt and equity securities as well as the analysis of various merger & acquisition opportunities. Prior to joining A.G. Edwards, Mr. Hansen served as a Manager in Arthur Andersen LLP’s Audit & Business Advisory practice. Mr. Hansen serves on the board of a number of non-profit entities and the Investment Committee of the Archdiocese of St. Louis. Mr. Hansen earned his MBA from the Kellogg School of Management at Northwestern University and his Bachelor of Science in Commerce from DePaul University. Mr. Hansen is a Certified Public Accountant.

Dennis J. McGillicuddy, age 73, has been a Director of FSP Corp. since May 2002.  Mr. McGillicuddy graduated from the University of Florida with a B.A. degree and from the University of Florida Law School with a J.D. degree.  In 1968, Mr. McGillicuddy joined Barry Silverstein in founding Coaxial Communications, a cable television company.  In 1998 and 1999, Coaxial sold its cable systems.  Mr. McGillicuddy has served on the boards of various charitable organizations. He is currently president of the Board of Trustees of Florida Studio Theater, a professional non-profit theater organization, and he serves as a Co-Chair, together with his wife, of Embracing Our Differences, an annual month-long art exhibit that promotes the values of diversity and inclusion.  Mr. McGillicuddy also is a member of the Advisory Board to the Center For Mindfulness In Medicine, Health Care & Society, University of Massachusetts Medical School.

Georgia Murray, age 64, has been a Director of FSP Corp. since April 2005, Chair of the Compensation Committee since October 2006 and Lead Independent Director since February 2014.  Ms. Murray is retired from Lend Lease Real Estate Investments, Inc., where she served as a Principal from November 1999 until May 2000.  From 1973 through October 1999, Ms. Murray worked at The Boston Financial Group, Inc., serving as Senior Vice President and a Director at times during her tenure.  Boston Financial was an affiliate of the Boston Financial Group, Inc.  She is a past Trustee of the Urban Land Institute and a past President of the Multifamily Housing Institute.  Ms. Murray previously served on the Board of Directors of Capital Crossing Bank.  She also serves on the boards of numerous non-profit entities.  Ms. Murray is a graduate of Newton College.

Barry Silverstein, age 81, has been a Director of FSP Corp. since May 2002.  Mr. Silverstein received his law degree from Yale University in 1957 and subsequently held positions as attorney/officer/director of various privately-held manufacturing companies in Chicago, Illinois.  In 1964, he moved to Florida to manage his own portfolio and to teach at the University of Florida Law School.  In 1968, Mr. Silverstein became the principal founder and shareholder in Coaxial Communications, a cable television company.  In 1998 and 1999, Coaxial sold its cable systems.  Since January 2001, Mr. Silverstein has been a private investor.

Jeffrey B. Carter, age 43, is Executive Vice President and Chief Investment Officer of FSP Corp.  Mr. Carter was appointed to that position in February 2012.  Previously, Mr. Carter served as Senior Vice President and Director of Acquisitions of FSP Corp. from 2005 to 2012 and as Vice President - Acquisitions from 2003 to 2005.  Mr. Carter is primarily responsible for developing and implementing the Company’s investment strategy, including coordination of acquisitions and dispositions.  Prior to joining FSP Corp., Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida.  Mr. Carter is a graduate of Arizona State University (B.A.), The George Washington University (M.A.) and Cornell University (M.B.A.).  Mr. Carter’s father, George J. Carter, serves as President, Chief Executive Officer and a Director of FSP Corp. and Mr. Carter’s brother, Scott H. Carter, serves as Executive Vice President, General Counsel and Assistant Secretary of FSP Corp.

Scott H. Carter, age 43, is Executive Vice President, General Counsel and Assistant Secretary of FSP Corp.  Mr. Carter has served as General Counsel since February 2008.  Mr. Carter joined FSP Corp. in October 2005 as Senior Vice President, In-house Counsel and was appointed to the position of Assistant Secretary in May 2006.  Mr. Carter has as his primary responsibility the management of all of the legal affairs of FSP Corp. and its affiliates.  Prior to joining FSP Corp. in October 2005, Mr. Carter was associated with the law firm of Nixon Peabody LLP, which he originally joined in 1999.  At Nixon Peabody LLP, Mr. Carter concentrated his practice on the areas of real estate syndication, acquisitions and finance.  Mr. Carter received a Bachelor of Business Administration (B.B.A.) degree in Finance and Marketing and a Juris Doctor (J.D.) degree from the University of Miami.  Mr. Carter is admitted to practice law in the Commonwealth of Massachusetts.  Mr. Carter’s father, George J. Carter, serves as President, Chief Executive Officer and a Director of FSP Corp. and Mr. Carter’s brother, Jeffery B. Carter, serves as Executive Vice President and Chief Investment Officer of FSP Corp.

John G. Demeritt, age 54, is Executive Vice President and Chief Financial Officer of FSP Corp. and has been Chief Financial Officer since March 2005.  Mr. Demeritt previously served as Senior Vice President, Finance and Principal Accounting Officer since September 2004.  Prior to September 2004, Mr. Demeritt was a Manager with Caturano & Company, an independent accounting firm (which later merged with McGladrey) where he focused on Sarbanes Oxley compliance.  Previously, from March 2002 to March 2004 he provided consulting services to public and private companies where he focused on SEC filings, evaluation of business processes and acquisition integration.  During 2001 and 2002 he was Vice President of Financial Planning & Analysis at Cabot Industrial Trust, a publicly traded real estate investment trust, which was acquired by CalWest in December 2001.  From October 1995 to December 2000 he was Controller and Officer of The Meditrust Companies, a publicly traded real estate investment trust (formerly known as the The La Quinta Companies, which was then acquired by the Blackstone Group), where he was involved with a number of merger and financing transactions.  Prior to that, from 1986 to 1995 he had financial and accounting responsibilities at three other public companies, and was previously associated with Laventhol & Horwath, an independent accounting firm from 1983 to 1986.  Mr. Demeritt is a Certified Public Accountant and holds a Bachelor of Science degree from Babson College.

Each of the above executive officers has been a full-time employee of FSP Corp. for the past five fiscal years.

George J. Carter, Barbara J. Fournier and Janet Notopoulos is each also a director of FSP 303 East Wacker Drive Corp., which is a public reporting company and a Sponsored REIT. Each of these directors holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director’s earlier death, resignation or removal.

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

Because economic conditions in the United States may affect real estate values, occupancy levels and property income, current and future economic conditions in the United States could have a material adverse impact on our earnings and financial condition.  The economy in the United States is continuing to experience a period of slow economic growth, with slowly declining unemployment from recent high levels and increased credit risk premiums for a number of market participants.  These conditions may continue or worsen in the future.  Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow growth and/or recessionary concerns, changes in currency exchange rates, fiscal and tax policy uncertainty, geopolitical events, changes in government regulations, regulatory uncertainty, the availability of credit and interest rates.  Future economic factors may negatively affect real estate values, occupancy levels and property income.

If a Sponsored REIT defaults on a Sponsored REIT Loan, we may be required to keep a balance outstanding on our unsecured credit facilities or use our cash balance to repay our unsecured credit facilities, which may reduce cash available for distribution to our stockholders or for other corporate purposes.

From time-to-time, we may draw on the BAML Credit Facility (as defined in Note 4 to the Consolidated Financial Statements) or the BMO Term Loan (as defined in Note 4 to the Consolidated Financial Statements) to make secured loans to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  We refer to these loans as Sponsored REIT Loans.  We anticipate that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financing of the property securing the loan, cash flows from that underlying property or some other capital event.  If a Sponsored REIT defaults on a Sponsored REIT Loan, the Sponsored REIT could be unable to fully repay the Sponsored REIT Loan and we would have to satisfy our obligation under the BAML Credit Facility and/or the BMO Term Loan through other means.  If we are required to use cash for this purpose, we would have less cash available for distribution to our stockholders or for other corporate purposes.

Our operating results and financial condition could be adversely affected if we are unable to refinance the BAML Credit Facility or the BMO Term Loan.

There can be no assurance that we will be able to refinance the revolving line of credit portion of the BAML Credit Facility upon its maturity on October 29, 2018 (subject to extension until October 29, 2019), the term loan portion of the BAML Credit Facility upon its maturity on September 27, 2017 or the BMO Term Loan upon its maturity on August 26, 2020, that any such refinancings would be on terms as favorable as the terms of the BAML Credit Facility or the BMO Term Loan, or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on the BAML Credit Facility or the BMO Term Loan.  If we are unable to refinance the BAML Credit Facility or the BMO Term Loan at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected.

Failure to comply with covenants in the BAML Credit Facility and the BMO Term Loan credit agreements could adversely affect our financial condition.

The BAML Credit Facility and the BMO Term Loan credit agreements contain customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility and the BMO Term Loan credit agreements also contain financial covenants that require us to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets.  Our continued ability to borrow under the BAML Credit Facility and the BMO Term Loan is subject to compliance with our financial and other covenants.  Failure to comply with such covenants could cause a default under the BAML Credit Facility or the BMO Term Loan, and we may then be required to repay either or both of them with capital from other sources.  Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.

We may use the BAML Credit Facility or the BMO Term Loan to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the respective credit agreements.  If we breach covenants in the BAML Credit Facility or the BMO Term Loan credit agreements, the lenders can declare a default.  A default under the BAML Credit Facility or the BMO Term Loan credit agreements could result in difficulty financing growth in our business and could also result in a reduction in the cash available for distribution to our stockholders or for other corporate purposes.  A default under the BAML Credit Facility or the BMO Term Loan credit agreements could materially and adversely affect our financial condition and results of operations.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets.

As of December 31, 2014, we had approximately $268 million of indebtedness under the revolving line of credit portion of our BAML Credit Facility that bears interest at variable rates based on our credit rating, and we may incur more of such indebtedness in the future.  Borrowings under the revolving line of credit portion of our BAML Credit Facility may not exceed $500 million outstanding at any time, although such amount may be increased by up to an additional $250 million through the exercise of an accordion feature.  The term loan portion of our BAML Credit Facility is for $400 million.  On September 27, 2012, we fixed the base LIBOR rate on the term loan portion of our BAML Credit Facility at 0.75% for five years by entering into an interest rate swap agreement.  The BMO Term Loan is for $220 million, although such amount may be increased by up to an additional $50 million through the exercise of an accordion feature.  On August 26, 2013, we fixed the base LIBOR rate on the BMO Term Loan at 2.32% for seven years by entering into an interest rate swap agreement.  In the future, if interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow, our ability to pay principal and interest on our debt and our ability to make distributions to stockholders.  In addition, rising interest rates could limit our ability to both incur new debt and to refinance existing debt when it matures.  From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors.  While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges.  In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions

Downgrades in our credit ratings could increase our borrowing costs or reduce our access to funding sources in the credit and capital markets.

We are currently assigned a corporate credit rating from Moody’s Investors Service, Inc.  (“Moody’s”) based on its evaluation of our creditworthiness. Although our corporate credit rating from Moody’s is currently investment grade, there can be no assurance that we will not be downgraded or that our rating will remain investment grade.  If our credit rating is downgraded or other negative action is taken, we could be required, among other things, to pay additional interest and fees on outstanding borrowings under the BAML Credit Facility and the BMO Term Loan.

Credit rating reductions by one or more rating agencies could also adversely affect our access to funding sources, the cost and other terms of obtaining funding as well as our overall financial condition, operating results and cash flow.

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

On July 25, 2014, Ms. Fournier informed us that she will retire from FSP Corp. and resign her positions as our Executive Vice President, Chief Operating Officer, Treasurer and Secretary.  We believe that other executives will perform Ms. Fournier’s duties and that there will be no disruptions to our operations, but there can be no assurance that this will be the case.

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

As of February 10, 2015, we owned 38 properties.  Some or all of these properties may decline in value.  To the extent our real properties decline in value, our stockholders could lose some or all of the value of their investments.  The value of our common stock may be adversely affected if the real properties held by us decline in value since these real properties represent the majority of the tangible assets held by us.  Moreover, if we are forced to sell or lease the real property held by us below its initial purchase price or its carrying costs, respectively, or if we are forced to lease real property at below market rates because of the condition of the property, our results of operations would be adversely affected and such negative results of operations may result in lower dividends being paid to holders of our common stock.

New acquisitions may fail to perform as expected.

We may acquire new properties by purchasing with cash, by drawing on the revolving line of credit portion of our BAML Credit Facility, by assuming existing indebtedness, by entering into new indebtedness, by issuing debt securities, by issuing shares of our stock or by other means.  During the year ended December 31, 2014, we did not acquire any properties.  During the year ended December 31, 2013, we acquired one property located in Georgia and two properties located in Colorado.  During the year ended December 31, 2012, we acquired one property located in Georgia and one property located in Texas.  Newly acquired properties may fail to perform as expected, in which case, our results of operations could be adversely affected.

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

As of December 31, 2014, approximately 15% and 10% of our tenants as a percentage of the total rentable square feet operated in the energy services industry and the bank and credit services industry, respectively.  An economic downturn in these or any industry in which a high concentration of our tenants operate or in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us, which could adversely affect our financial condition and results of operations.

We face risks from geographic concentration.

The properties in our portfolio as of December 31, 2014, by aggregate square footage, are distributed geographically as follows: South — 43.3%, West — 24.1%, Midwest — 17.6% and East — 15.0%.  However, within certain of those regions, we hold a larger concentration of our properties in Greater Denver, Colorado — 21.0%, Atlanta, Georgia — 14.6%, Dallas, Texas — 14.1% and Houston, Texas — 12.4%.  We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions.

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

Staggered Board.  Our board of directors is divided into three classes.  The terms of these classes will expire in 2015, 2016 and 2017, respectively.  Directors of each class are elected for a three-year term upon the expiration of the initial term of each class.  The staggered terms for directors may affect our stockholders’ ability to effect a change in control even if a change in control were in the stockholders’ best interests.

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

Item 1B.            Unresolved Staff Comments.

None.

Item 2.                     Properties

Set forth below is information regarding our properties as of December 31, 2014:

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/14	of Tenants	Major Tenants (2)

Office

1515 Mockingbird Lane	8/1/97	109,674	92%	70	Healthgram Inc.
Charlotte, NC 28209

678-686 Hillview Drive	3/9/99	36,288	100%	1	Headway Technologies, Inc.
Milpitas, CA 95035

600 Forest Point Circle	7/8/99	62,212	100%	1	American National Red Cross
Charlotte, NC 28273

14151 Park Meadow Drive	3/15/01	138,537	93%	5	American Systems Corporation
Chantilly, VA 20151					Omniplex World Services
					Booz Allen Hamilton, Inc.

1370 & 1390 Timberlake	5/24/01	232,766	98%	5	RGA Reinsurance Company
Manor Parkway,					AMDOCS, Inc.
Chesterfield, MO 63017

501 & 505 South 336th Street	9/14/01	117,010	57%	13	SunGard Availability Services, LP
Federal Way, WA 98003

50 Northwest Point Rd.	12/5/01	176,848	100%	1	Citicorp Credit Services, Inc.
Elk Grove Village, IL 60005

1350 Timberlake Manor	3/4/02	116,197	91%	3	RGA Reinsurance Company
Parkway Chesterfield, MO 63017					AB Mauri Food Inc. d/b/a Fleischmanns
					Yeast

16285 Park Ten Place	6/27/02	157,460	63%	7	Bluware, Inc.
Houston, TX 77084					Subsea Solutions LLC
					BAE Systems Land & Armaments, LP

2730-2760 Junction Avenue	8/27/02	145,951	81%	2	County of Santa Clara
408-410 East Plumeria					Spidercloud Wireless, Inc.
San Jose, CA 95134

15601 Dallas Parkway Addison, TX 75001	9/30/02	293,926	90%	8	Federal National Mortgage Association
					Behringer Harvard Holdings, LLC
					Compass Production Partners, LP

1500 & 1600 Greenville Ave.	3/3/03	300,472	100%	5	ARGO Data Resource Corp.
Richardson, TX 75080					VCE Company, LLC
					Id Software, LLC

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/14	of Tenants	Major Tenants (2)

6550 & 6560 Greenwood Plaza	2/24/05	196,236	100%	4	DIRECTV, Inc.
Englewood, CO 80111					Kaiser Foundation Health Plan

3815-3925 River Crossing Pkwy	7/6/05	205,059	100%	15	Somerset CPAs, P.C.
Indianapolis, IN 46240					Crowe Horwath, LLP
					The College Network, Inc.

5055 & 5057 Keller Springs Rd.	2/24/06	218,934	91%	31	See Footnote 3
Addison, TX 75001

2740 North Dallas Parkway	12/15/00	117,050	100%	6	Masergy Communications, Inc.
Plano, TX 75093					NelsonArchitectural Engineers, Inc.
					Williston Financial Group
					Special Insurance Services
					WR Starky Mortgage, LLP

5505 Blue Lagoon Drive	11/6/03	212,619	100%	1	Burger King Corporation
Miami, FL 33126

5600, 5620 & 5640 Cox Road	7/16/03	298,456	100%	6	SunTrust Bank
Glen Allen, VA 23060					General Electric Company
					ChemTreat, Inc.

1293 Eldridge Parkway	1/16/04	248,399	100%	1	CITGO Petroleum Corporation
Houston, TX 77077

380 Interlocken Crescent	8/15/03	240,185	96%	9	VMWare, Inc.
Broomfield, CO 80021					MWH Americas, Inc
					Cooley LLP
					Sierra Financial Services, Inc.

3625 Cumberland Boulevard	6/27/06	387,267	86%	24	Century Business Services, Inc.
Atlanta, GA 30339					Bennett Thrasher PC
					Randstad General Partner (US)
					Gas South LLC

390 Interlocken Crescent	12/21/06	241,516	72%	8	Vail Holdings, Inc.

120 East Baltimore St.	6/13/07	325,445	82%	17	SunTrust Bank
Baltimore, MD 21202					State’s Attorney for Baltimore City
					State Retirement and Pension Systems
					of Maryland

16290 Katy Freeway	9/28/05	156,746	100%	3	Murphy Exploration and Production
Houston, TX 77094					Company

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/14	of Tenants	Major Tenants (2)

2291 Ball Drive	12/11/08	127,778	100%	1	Monsanto Company
St Louis, MO 63146

45925 Horseshoe Drive	12/26/08	136,658	92%	2	Giesecke & Devrient America, Inc.
Sterling, VA 20166

4807 Stonecroft Blvd.	6/26/09	111,469	100%	1	Northrop Grumman Systems Corp.
Chantilly, VA 20151

14800 Charlson Road	6/30/09	153,028	100%	1	C.H. Robinson Worldwide, Inc.
Eden Praire, MN 55347

121 South Eighth Street and	6/29/10	475,012	91%	42	TCF National Bank
801 Marquette Ave. S.
Minneapolis, MN 55402

4820 Emperor Boulevard	3/4/11	259,531	100%	1	Quintiles Transnational Corp.
Durham, NC 27703

5100 & 5160 Tennyson Pkwy	3/10/11	202,600	100%	1	Denbury Onshore LLC
Plano, TX 75024

7500 Dallas Parkway	3/24/11	214,110	100%	6	ADS Alliance Data Systems, Inc.
Plano, TX 75024					Americorp., Inc. d/b/a Altair Global

909 Davis Street
Evanston, IL 60201	9/30/11	195,245	98%	6	Houghton Mifflin Harcourt
					Publishing Company
					Northshore University Healthsystem

One Ravinia Drive	7/31/12	386,603	95%	17	T-Mobile South LLC
Atlanta, Georgia					Internap Network Services Corporation
					Cedar Technologies

10370 & 10350 Richmond Ave.	11/1/12	629,025	98%	49	Petrobras America, Inc.
Houston, TX 77042

1999 Broadway	5/22/13	676,379	89%	29	Promontory Financial Group, LLC
Denver, CO					United States Government

999 Peachtree	7/1/13	621,946	98%	40	Sutherland Asbill Brennan LLP
Atlanta, GA					Heery International, Inc.

1001 17th Street	8/28/13	655,420	85%	16	WPX Energy. Inc.
Denver, CO					Newfield Exploration

Total Office		9,580,057	93%

(1) Date of purchase or merged entity date of purchase.

(2) Major tenants that occupy 10% or more of the space in an individual property.

(3) No tenant occupies more than 10% of the space.

All of the properties listed above are owned, directly or indirectly, by us.  None of our properties are subject to any mortgage loans.  We have no material undeveloped or unimproved properties, or proposed programs for material renovation, improvement or development of any of our properties in 2015.  We believe that our properties are adequately covered by insurance as of December 31, 2014.

The information presented below provides the weighted average GAAP rent per square foot for the year ending December 31, 2014 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	December 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2014 (a)	Square Feet (b)

Park Seneca	Charlotte	NC	1969	109,674	93,442	85.2%	$15.43
Forest Park	Charlotte	NC	1999	62,212	62,212	100.0%	14.15
Meadow Point	Chantilly	VA	1999	138,537	128,327	92.6%	27.47
Innsbrook	Glen Allen	VA	1999	298,456	298,187	99.9%	18.28
East Baltimore	Baltimore	MD	1989	325,445	256,060	78.7%	23.35
Loudoun Tech Center	Dulles	VA	1999	136,658	132,996	97.3%	16.17
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	38.46
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	35.66
East total				1,441,982	1,342,224	93.1%	24.56
Northwest Point	Elk Grove Village	IL	1999	176,848	176,848	100.0%	19.52
909 Davis Street	Evanston	IL	2002	195,245	191,203	97.9%	35.70
River Crossing	Indianapolis	IN	1998	205,059	201,286	98.2%	23.08
Timberlake	Chesterfield	MO	1999	232,766	228,902	98.3%	21.32
Timberlake East	Chesterfield	MO	2000	116,197	105,751	91.0%	23.51
Lakeside Crossing	Maryland Heights	MO	2008	127,778	127,778	100.0%	26.10
Eden Bluff	Eden Praire	MN	2006	153,028	153,028	100.0%	27.73
121 South 8th Street	Minneapolis	MN	1974	475,012	429,031	90.3%	15.00
Midwest total				1,681,933	1,613,827	96.0%	22.50
Blue Lagoon Drive	Miami	FL	2002	212,619	212,619	100.0%	23.19
One Overton Place	Atlanta	GA	2002	387,267	375,029	96.8%	23.38
Willow Bend Office Center	Plano	TX	1999	117,050	115,552	98.7%	20.89
Park Ten	Houston	TX	1999	157,460	130,015	82.6%	29.64
Addison Circle	Addison	TX	1999	293,926	272,264	92.6%	24.47
Collins Crossing	Richardson	TX	1999	300,472	297,888	99.1%	24.59
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	31.23

The following table is continued from the previous page and provides the weighted average GAAP rent per square foot for the year ending December 31, 2014 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in nonconsolidated REITs or those which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	December 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2014 (a)	Square Feet (b)

Park Ten Phase II	Houston	TX	2006	156,746	156,746	100.0%	31.15
Liberty Plaza	Addison	TX	1985	218,934	205,251	93.8%	20.63
Legacy Tennyson Center	Plano	TX	1999/2008	202,600	202,600	100.0%	17.59
One Legacy Circle	Plano	TX	2008	214,110	214,110	100.0%	33.10
One Ravinia Drive	Atlanta	GA	1985	386,603	355,945	92.1%	23.04
Westchase I & II	Houston	TX	1983/2008	629,025	609,274	96.9%	32.82
999 Peachtree	Atlanta	GA	1987	621,946	582,328	93.6%	29.23
South Total				4,147,157	3,978,019	95.9%	26.82

380 Interlocken	Broomfield	CO	2000	240,185	222,483	92.6%	29.56
1999 Broadway	Denver	CO	1986	676,379	614,287	90.8%	30.81
1001 17th Street	Denver	CO	1977/2006	655,420	557,369	85.0%	31.78
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	23.65
390 Interlocken	Broomfield	CO	2002	241,516	169,061	70.0%	27.50
Hillview Center	Milpitas	CA	1984	36,288	36,288	100.0%	16.10
Federal Way	Federal Way	WA	1982	117,010	63,969	54.7%	18.46
Montague Business Center	San Jose	CA	1982	145,951	129,867	89.0%	16.12
West Total				2,308,985	1,989,562	86.2%	28.33

Grand Total				9,580,057	8,923,632	93.1%	26.04

(a) Based on weighted occupied square feet for the year ended December 31, 2014, including month-to-month tenants, divided by the

Property’s net rentable square footage.

(b) Represents annualized GAAP rental revenue for the year ended December, 2014 per weighted occupied square foot.

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

Three Months	Range
Ended	High	Low
December 31, 2014	$12.76	$11.19
September 30, 2014	$12.76	$11.14
June 30, 2014	$12.95	$11.04
March 31, 2014	$13.18	$11.69

December 31, 2013	$13.77	$11.70
September 30, 2013	$14.44	$11.55
June 30, 2013	$15.27	$12.34
March 31, 2013	$14.80	$12.55

As of February 10, 2015, there were 9,312 holders of our common stock, including both holders of record and participants in securities position listings.

On January 9, 2015, our board of directors declared a dividend of $0.19 per share of our common stock payable to stockholders of record as of January 23, 2015 that was paid on February 12, 2015.  Set forth below are the distributions per share of common stock made by FSP Corp. in each quarter since 2013.

Quarter	Distribution Per Share of
Ended	Common Stock of FSP Corp.
December 31, 2014	$0.19
September 30, 2014	$0.19
June 30, 2014	$0.19
March 31, 2014	$0.19

December 31, 2013	$0.19
September 30, 2013	$0.19
June 30, 2013	$0.19
March 31, 2013	$0.19

While not guaranteed, we expect that cash dividends on our common stock comparable to our most recent quarterly dividend will continue to be paid in the future. See Part I, Item 1A Risk Factors, “Our level of dividends may fluctuate.”, for additional information.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on the Company’s common stock between December 31, 2009 and December 31, 2014 with the cumulative total return of (1) the NAREIT Equity Index, (2) the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”) and (3) the Russell 2000 Total Return Index over the same period.  This graph assumes the investment of $100.00 on December 31, 2009 and assumes that any distributions are reinvested.

	As of December 31,
	2009	2010	2011	2012	2013	2014
FSP	$100	$103	$76	$102	$104	$114
NAREIT Equity	100	128	139	166	171	218
S&P 500	100	115	117	136	180	205
Russell 2000	100	127	122	141	196	206

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

	Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012	2011	2010

Operating Data:
Total revenue	$249,683	$213,636	$161,580	$138,041	$115,802
Income from:
Income from continuing operations	13,148	17,294	22,950	19,357	17,729
Income from discontinued operations	—	2,533	(15,317)	24,167	4,364
Net income	13,148	19,827	7,633	43,524	22,093

Basic and diluted income per share:
Continuing operations	$0.13	$0.18	$0.28	$0.24	$0.22
Discontinued operations	—	0.03	(0.19)	0.29	0.06
Total	$0.13	$0.21	$0.09	$0.53	$0.28

Distributions declared per share outstanding:	$0.76	$0.76	$0.76	$0.76	$0.76

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Total assets	$1,936,390	$2,044,034	$1,526,068	$1,407,348	$1,238,735
Total liabilities	956,743	993,868	661,319	485,981	317,177
Total shareholders’ equity	979,647	1,050,166	864,749	921,367	921,558

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

Overview

FSP Corp., or we or the Company, operates in the real estate operations segment. The real estate operations segment involves real estate rental operations, leasing, secured financing of real estate and services provided for asset management, property management, property acquisitions, dispositions and development.  Our current strategy is to invest in select urban infill and central business district properties, with primary emphasis on our top five markets of Atlanta, Dallas, Denver, Houston and Minneapolis.  We believe that our top five markets have macro-economic drivers that have the potential to increase occupancies and rents.  We will also monitor San Diego, Silicon Valley, Greater Boston, Raleigh-Durham, and Greater Washington, DC, as well as other markets, for opportunistic investments.   FSP Corp. seeks value-oriented investments with an eye towards long-term growth and appreciation, as well as current income.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of slow economic growth, with slowly declining unemployment from recent high levels, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit and interest rates.  In addition, the Federal Reserve Bank’s current reduction in its quantitative easing program (or QE), has been generally received as a harbinger of real improvement, which could bode well for our real estate operations.  We could benefit from any further improved economic fundamentals and increasing levels of employment.  We believe that the economy is in the early stages of a cyclically-slower but prolonged broad-based upswing.  However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Real Estate Operations

Leasing

Our real estate portfolio was approximately 92.8% leased as of December 31, 2014 and approximately 94.1% leased as of December 31, 2013.  The 1.3% decrease in leased space was a result of a lease expirations and terminations during 2014 that were not leased at December 31, 2014.  As of December 31, 2014 we had 689,000 square feet of vacancy in our portfolio compared to 571,000 at December 31, 2013.  During the year ended December 31, 2014, we leased approximately 784,000 square feet of office space, of which approximately 635,000 square feet were with existing tenants, at a weighted average term of 6.25 years.  On average, tenant improvements for such leases were $16.40 per square foot, lease commissions were $7.66 per square foot and rent concessions were approximately three months of free rent.  Average GAAP base rents under such leases were $26.89 per square foot, or 11.8% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2013.

As of December 31, 2014, leases for approximately 7.4% and 10.0% of the square footage in our portfolio are scheduled to expire during 2015 and 2016, respectively.  As the first quarter of 2015 begins, we believe that our property portfolio is well stabilized, with a balanced lease expiration schedule.  We believe that most of our largest property markets are now experiencing generally steady or improving rental conditions.

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

Real Estate Acquisition and Investment Activity

During 2014:

•                  we funded advances on Sponsored REIT Loans for revolving lines of credit in the aggregate amount of approximately $11.2 million;

•                  on June 19, we received approximately $13.9 million from FSP Galleria North Corp. as repayment in full of a Sponsored REIT Loan; and

•                  on December 23, we received approximately $3.4 million from FSP Highland Place I Corp. as repayment in full of a Sponsored REIT Loan.

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

Dispositions and Discontinued Operations

During 2014, the Company early adopted Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  ASU No. 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity).  This ASU standard establishes criteria to evaluate whether transactions should be classified as discontinued operations and requires additional disclosure for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.  This standard was applied prospectively during 2014.  For periods prior to 2014, the Company reported as discontinued operations, the income and expenses associated with a disposal group (i) that qualified as a component of an entity, (ii) for which cash flows were eliminated from the ongoing operations of the entity, and (iii) in which the Company will not have significant continuing involvement.  Comparability between 2014 and prior years is affected as a result of the adoption of the new standard. The rental revenues, operating and maintenance expenses and depreciation and amortization for a property sold in 2014 are included in income from continuing operations. For 2013 and 2012 properties sold were presented as discontinued operations, which required reclassifications of rental revenues, operating and maintenance expenses and depreciation and amortization to income or loss from discontinued operations.

Property Dispositions

The Company reached an agreement to sell an office property in Plano, Texas, which is expected to close in February 2015.  The sales price is approximately $20.8 million and the property has a carrying value of approximately $19.2 million at December 31, 2014.  The disposal of the property does not represent a strategic shift that has a major effect on the Company’s operations and financial results.  Accordingly, the property remains classified within continuing operations for all periods presented

The Company sold an office property containing approximately 110,000 rentable square feet located in Colorado Springs, Colorado on December 3, 2014 at a $0.9 million gain.  The disposal of the property does not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the property remains classified within continuing operations for all periods presented.

We sold an office property located in Richardson, Texas on October 29, 2013 at a $2.2 million gain.

During the three months ended September 30, 2012, we reached a decision to classify our office property located in Southfield, Michigan as an asset held for sale.  In evaluating the Southfield, Michigan property, management considered various subjective factors, including the time, cost and likelihood of successfully leasing the property, the effect of the property’s results on its unencumbered asset value, which was part of the leverage ratio used to calculate interest rates under the Original BAML Credit Agreement (as defined below) and future capital costs to upgrade and reposition the multi-tenant property and to lease up the building, recent leasing and economic activity in the local area, and offers to purchase the property.  We concluded that selling the property was the more prudent decision and outweighed the potential future benefit of continuing to hold the property.   The property was expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $14.3 million net of applicable income taxes and was classified as an asset held for sale of $0.7 million at

September 30, 2012.  We sold the property on December 21, 2012 for $0.3 million resulting in a total loss of $14.8 million.

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

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  On an on-going basis, we evaluate our estimates.  In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.  The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed below. Significant estimates in the consolidated financial statements include the allowance for doubtful accounts, purchase price allocations, useful lives of fixed assets, impairment considerations and the valuation of derivatives.

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

•                  allocation of purchase price;

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

Allowance for Doubtful Accounts

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

We also previously held a preferred stock interest in a third Sponsored REIT, FSP Phoenix Tower Corp., which we refer to as Phoenix Tower.  On December 20, 2012, the property owned by Phoenix Tower was sold and, thereafter, Phoenix Tower declared and issued a liquidating distribution for its preferred shareholders, from which we were entitled to $4,862,000.  As a result of the sale, we recognized our share of the gain of $1,582,000.  We received $4,752,000 on January 4, 2013 and $96,000 on September 30, 2013.  As of December 31, 2014, we held a beneficial interest in the Phoenix Tower liquidating trust in the amount of approximately $18,000 in connection with its preferred shares ownership.

The equity investments in Sponsored REITS are reviewed for impairment each reporting period. The Company records impairment charges when events or circumstances indicate a decline in the fair value below the carrying value of the investment has occurred and such decline is other-than-temporary. The ultimate realization of the equity investments in Sponsored REITS is dependent on a number of factors, including the performance of each investment and market conditions. An impairment charge is recorded if its determined that a decline in the value below the carrying value of an equity investment in a Sponsored REIT is other than temporary.

Results of Operations

Impact of Real Estate Acquisition and Investment Activity:

The results of operations for each of the acquired properties are included in our operating results as of their respective purchase dates and the funding and repayment dates for mortgage investments.  Increases in rental revenues, interest income from loans and expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013, or the year ended December 31, 2013 compared to the year ended December 31, 2012 are primarily a result of the timing of these acquisitions and subsequent contribution of these acquired properties as well as the affect on interest income from the dates of funding and repayment on our mortgage investments.

Sales of Real Estate:

We sold an office property located in Colorado Springs, Colorado on December 3, 2014 at a $0.9 million gain and we sold an office property located in Richardson, Texas on October 29, 2013 at a $2.2 million gain.  On December 21, 2012, we sold an office property located in Southfield, Michigan at a $14.8 million loss.  The operating results of properties sold before 2014 are classified as discontinued operations in our consolidated financial statements for all periods presented.

The following table shows financial results for the years ended December 31, 2014 and 2013.

(in thousands)	2014	2013	Change
Revenues:
Rental	$243,341	$206,926	$36,415
Related party revenue:
Management fees and interest income from loans	6,241	6,646	(405)
Other	101	64	37
Total revenues	249,683	213,636	36,047
Expenses:
Real estate operating expenses	62,032	51,100	10,932
Real estate taxes and insurance	36,857	31,616	5,241
Depreciation and amortization	95,915	78,839	17,076
Selling, general and administrative	12,983	11,911	1,072
Interest	27,433	21,054	6,379
Total expenses	235,220	194,520	40,700

Income before interest income, equity in earnings (losses)	14,463	19,116	(4,653)
Interest income	3	16	(13)
Equity in earnings of non-consolidated REITs	(1,760)	(1,358)	(402)
Gain on sale of property, less applicable income tax	940	—	940

Income before taxes on income	13,646	17,774	(4,128)
Taxes on income	498	480	18

Income from continuing operations	13,148	17,294	(4,146)
Discontinued operations:
Income from discontinued operations, net of income tax	—	375	(375)
Gain on sale of property, less applicable income tax	—	2,158	(2,158)
Total discontinued operations	—	2,533	(2,533)

Net income	$13,148	$19,827	$(6,679)

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

Revenues

Total revenues increased by $36.0 million to $249.7 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013.  The increase was primarily a result of:

•                  An increase in rental revenue of approximately $36.4 million arising primarily from property acquisitions in May 2013, July 2013 and August 2013, which were included in the year ended December 31, 2014; and was partially offset by lower leased space of approximately 1.3% in the real estate portfolio at December 31, 2014 compared to December 31, 2013.

•                  The increase in revenues was partially offset by a decrease of approximately $0.4 million in interest income from Sponsored REIT Loans that was principally the result of a $13.9 million repayment loan received in June 2014 and to a lesser extent the result of a $3.4 million repayment received in December 2014.

Expenses

Total expenses increased by $40.7 million to $235.2 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013.  The increase was primarily a result of:

•                  An increase in real estate operating expenses and real estate taxes and insurance of approximately $16.1 million, and depreciation and amortization of $17.1 million, which were primarily from property acquisitions in May 2013, July 2013 and August 2013 and were included in the year ended December 31, 2014.

•                  An increase to interest expense of approximately $6.4 million to $27.4 million during the year ended December 31, 2014 compared to the same period in 2013.  The increase was primarily attributable the BMO Term Loan for the full year of 2014 that we originally entered into in August of 2013.

•                  An increase in selling, general and administrative expenses of approximately $1.1 million, which was primarily the result of increased personnel related expenses and professional fees.  We had 39 and 37 employees as of December 31, 2014 and 2013, respectively, at our headquarters in Wakefield, Massachusetts.

Equity in losses of non-consolidated REITs

Equity in losses from non-consolidated REITs increased approximately $0.4 million to a loss of $1.8 million during the year ended December 31, 2014 compared to the same period in 2013.  The increase was primarily because equity in loss from our preferred stock investment in a Sponsored REIT, FSP 303 East Wacker Drive Corp., increased $0.5 million and was partially offset by a decrease in loss from our preferred stock investment in a Sponsored REIT, FSP Grand Boulevard Corp., of $0.1 million during the during the year ended December 31, 2014 compared to the same period in 2013.

Gain on sale of property less applicable income tax

On December 3, 2014, we sold an office property located in Colorado Springs, Colorado at a gain of approximately $0.9 million.  Gains or losses on sales of real estate prior to 2014 are reported in discontinued operations.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties that increased $12,000 and federal income taxes that increased $6,000 for the year ended December 31, 2014, compared to the year ended December 31, 2013.

Income from continuing operations

Income from continuing operations for the year ended December 31, 2014 was $13.1 million compared to $17.3 million for the year ended December 31, 2013, for the reasons described above.

Discontinued operations and gain (loss) on sale

Income from discontinued operations decreased $2.5 million for the year ended December 31, 2014 compared to the year ended December 31, 2013.  On October 29, 2013 we sold an office property located in Richardson, Texas at a gain of approximately $2.2 million, which resulted in a reclassification of real estate income and expenses of this property to discontinued operations for 2013.

Net income

Net income for the year ended December 31, 2014 was $13.1 million compared to $19.8 million for the year ended December 31, 2013, for the reasons described above.

The following table shows financial results for the years ended December 31, 2013 and 2012.

(in thousands)	2013	2012	Change
Revenues:
Rental	$206,926	$150,434	$56,492
Related party revenue:
Management fees and interest income from loans	6,646	10,947	(4,301)
Other	64	199	(135)
Total revenues	213,636	161,580	52,056
Expenses:
Real estate operating expenses	51,100	37,440	13,660
Real estate taxes and insurance	31,616	22,904	8,712
Depreciation and amortization	78,839	54,051	24,788
Selling, general and administrative	11,911	9,916	1,995
Interest	21,054	16,068	4,986
Total expenses	194,520	140,379	54,141

Income before interest income, equity in earnings (losses)	19,116	21,201	(2,085)
Interest income	16	51	(35)
Equity in earnings (losses) of non-consolidated REITs	(1,358)	2,033	(3,391)

Income before taxes on income	17,774	23,285	(5,511)
Taxes on income	480	335	145

Income from continuing operations	17,294	22,950	(5,656)
Discontinued operations:
Income from discontinued operations, net of income tax	375	(491)	866
Gain (loss) on sale or properties, less applicable income tax	2,158	(14,826)	16,984
Total discontinued operations	2,533	(15,317)	17,850

Net income	$19,827	$7,633	$12,194

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

Revenues

Total revenues increased by $52.1 million to $213.6 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012.  The increase was primarily a result of:

•                  An increase in rental revenue of approximately $56.5 million arising primarily from property acquisitions in July 2012, November 2012, May 2013, July 2013 and August 2013, which were included in the year ended December 31, 2013; and to a lesser extent, an increase in the occupancy rate of approximately 0.1% to 94.1% in the continuing real estate portfolio at December 31, 2013 compared to December 31, 2012.

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

•                  An increase to interest expense of approximately $5.0 million to $21.1 million for the year ended December 31, 2013 compared to the same period in 2012.  The increase was primarily attributable to a greater amount of debt outstanding.

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

Equity in earnings of non-consolidated REITs

Equity in earnings (losses) from non-consolidated REITs decreased approximately $3.4 million to a loss of $1.4 million during the year ended December 31, 2013 compared to the same period in 2012.  The decrease was primarily because equity in income from our preferred stock investment in a Sponsored REIT, FSP 303 East Wacker Drive Corp., which we refer to as East Wacker, decreased $1.7 million during the year ended December 31, 2013 compared to the same period in 2012; and we had a $1.6 million gain included in equity in income in 2012 from our preferred stock investment in FSP Phoenix Tower Corp, which sold its property on December 20, 2012.

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

Discontinued operations and gain (loss) on sale

Income from discontinued operations increased $17.9 million for the year ended December 31, 2013 compared to the year ended December 31, 2012.  On October 29, 2013 we sold an office property located in Richardson, Texas at a gain of approximately $2.2 million.  On December 21, 2012, we sold one office property located in Southfield, Michigan at a loss of $14.8 million.  To a lesser extent, the increase also included an increase in the income from operations of properties we sold for $375,000 for the year ended December 31, 2013 compared to a loss from operations of properties sold for $491,000 for the year ended December 31, 2012.  These assets are classified as held for sale on our balance sheet and resulted in a reclassification of real estate income and expenses of these properties to discontinued operations for all periods presented.

Net income

Net income for the year ended December 31, 2013 was $19.8 million compared to $7.6 million for the year ended December 31, 2012, for the reasons described above

Non-GAAP Financial Measures

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

The calculations of FFO are shown in the following table:

	For the Year Ended December 31,
(in thousands):	2014	2013	2012
Net income (loss)	$13,148	$19,827	$7,633
(Gain) loss on sale, less applicable income tax	(940)	(2,158)	14,826
Equity in (earnings) losses of non-consolidated REITs	1,760	1,358	(2,033)
FFO from non-consolidated REITs	1,930	2,148	4,124
Depreciation and amortization	96,550	79,090	55,518
NAREIT FFO	112,448	100,265	80,068
Acquisition costs of new properties	14	568	287

Funds From Operations	$112,462	$100,833	$80,355

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

	Net Operating Income (NOI)*
		Year	Year
(in thousands)	Rentable	Ended	Ended	Inc	%
Region	Square Feet	31-Dec-14	31-Dec-13	(Dec)	Change
East	1,442	$18,973	$20,260	$(1,287)	-6.4%
MidWest	1,682	20,213	19,865	348	1.8%
South	3,525	55,352	53,132	2,220	4.2%
West	977	9,719	8,589	1,130	13.2%
Same Store	7,626	104,257	101,846	2,411	2.4%

Acquisitions	1,954	37,797	19,232	18,565	14.9%
Property NOI from the portfolio	9,580	142,054	121,078	20,976	17.3%
Property NOI on assets sold		999	1,862	(863)	-0.8%
Property NOI		$143,053	$122,940	$20,113	16.4%

Same Store		$104,257	$101,846	$2,411	2.4%

Less Nonrecurring
Items in NOI (a)		1,223	998	225	-0.2%

Comparative
Same Store		$103,034	$100,848	$2,186	2.2%

	Year	Year
	Ended	Ended
Reconciliation to Net income	31-Dec-14	31-Dec-13
Net Income	$13,148	$19,827
Add (deduct):
Discontinued operations	—	(375)
Loss provision or (gain) on sale of assets	(940)	(2,158)
Management fee income	(2,596)	(2,538)
Depreciation and amortization	95,915	78,840
Amortization of above/below market leases	635	(215)
Selling, general and administrative	12,983	11,929
Interest expense	27,433	21,054
Interest income	(5,298)	(5,584)
Equity in earnings of non-consolidated REITs	1,760	1,358
Non-property specific items, net	13	(38)
Property NOI from the continuing portfolio	143,053	122,100

Property NOI classified in discontinued operations	—	840
Property NOI	$143,053	$122,940

(a)         Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

Liquidity and Capital Resources

Cash and cash equivalents were $7.5 million and $19.6 million at December 31, 2014 and December 31, 2013, respectively. The decrease of $12.1 million is attributable to $103.2 million provided by operating activities plus $1.8 million from investing activities, less $117.1 million used in financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $103.2 million is primarily attributable to net income of $13.1 million, less $0.9 million from a gain on sale of a property, plus the add backs of $95.8 million of non-cash activities, a $1.0 million increase in accounts payable and accrued expenses, a $0.7 million decrease in prepaid expenses and other assets, a $0.2 million increase from tenant security deposits and a $0.1 million decrease in tenant rent receivables.  These increases were partially offset by a $6.3 million in payments of deferred leasing commissions, a $0.4 million increase in lease acquisition costs and a $0.1 million increase in restricted cash.

Investing Activities

Our cash from investing activities for the year ended December 31, 2014 of $1.8 million is primarily attributable to $17.3 million in repayments of Sponsored REIT loans, $14.2 million of proceeds on the sale of a property and $0.1 million of distributions in excess of earnings from non-consolidated REITs, which were partially offset by $18.6 million in additions to real estate investments and office equipment and an $11.2 million increase in Sponsored REIT Loans.

Financing Activities

Our cash used by financing activities for the year ended December 31, 2014 of $117.1 million is primarily attributable to distributions paid to stockholders of $76.1 million, repayments of borrowings on the BAML Revolver (as defined below) of $53.5 million and financing costs of $2.5 million, which were partially offset by borrowings under the BAML Revolver of $15.0 million.

BMO Term Loan

On October 29, 2014, the Company entered into an Amended and Restated Credit Agreement (the “BMO Credit Agreement”) with the lending institutions referenced in the BMO Credit Agreement and Bank of Montreal, as administrative agent (in such capacity, the “BMO Administrative Agent”), that continued a single, unsecured term loan borrowing in the amount of $220.0 million (the “BMO Term Loan”).  The BMO Term Loan was previously evidenced by a Credit Agreement dated August 26, 2013 by and among the Company, certain of the Company’s wholly-owned subsidiaries, the BMO Administrative Agent and those lenders from time to time a party thereto (the “Original BMO Credit Agreement”). The purpose of the BMO Credit Agreement was to amend and restate the Original BMO Credit Agreement in its entirety to provide, among other things, for the Company to become the sole borrower and for changes to certain financial covenants. On August 26, 2013, the Company drew down the entire $220.0 million under the BMO Term Loan, which remains fully advanced and outstanding under the BMO Credit Agreement. The BMO Term Loan continues to have a seven year term that matures on August 26, 2020. The BMO Credit Agreement also continues to include an accordion feature that allows up to $50.0 million of additional loans, subject to receipt of lender commitments and satisfaction of certain customary conditions.

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at December 31, 2014) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at December 31, 2014).

The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

LEVEL	CREDIT RATING	LIBOR RATE MARGIN		BASE RATE MARGIN
I	A-/A3 (or higher)	105.0	bps	5.0	bps
II	BBB+/Baa1	115.0	bps	15.0	bps
III	BBB/Baa2	135.0	bps	35.0	bps
IV	BBB-/Baa3	165.0	bps	65.0	bps
V	<BBB-/Baa3	215.0	bps	115.0	bps

For purposes of the BMO Term Loan, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 1/2 of 1.00%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2014, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the BMO Term Loan is variable, under the Original BMO Credit Agreement and under the BMO Credit Agreement, the Company was and is permitted to hedge the base LIBOR interest rate by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement (together with the schedule relating thereto, the “BMO ISDA Master Agreement”) with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, and after giving effect to the BMO ISDA Master Agreement, as of December 31, 2014, the effective interest rate on the BMO Term Loan was 3.97% per annum.  In addition, based upon the Company’s leverage ratio, as of December 31, 2013, the effective interest rate under the Original BMO Credit Agreement was 4.22% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the BMO Administrative Agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or BMO Administrative Agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of December 31, 2014.

The Company may use the proceeds of the loans under the BMO Credit Agreement to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BMO Credit Agreement.

BAML Credit Facility

On October 29, 2014, the Company entered into a Second Amended and Restated Credit Agreement (the “BAML Credit Agreement”) with the lending institutions referenced in the BAML Credit Agreement and those lenders from time to time party thereto and Bank of America, N.A., as administrative agent (in such capacity, the “BAML Administrative Agent”), L/C Issuer and Swing Line Lender (the “BAML Credit Facility”) that continued an existing unsecured credit facility comprised of both a revolving line of credit (the “BAML Revolver) and a term loan (the “BAML Term Loan”). The BAML Credit Facility was previously evidenced by an Amended and Restated Credit Agreement dated September 27, 2012, as amended by a First Amendment to Amended and Restated Credit Agreement dated August 23, 2013, by and among the Company, certain of the Company’s wholly-owned subsidiaries, the BAML Administrative Agent and those lenders from time to time a party thereto (as so amended, the “Original BAML Credit Agreement”).

The purpose of the BAML Credit Agreement was to amend and restate the Original BAML Credit Agreement in its entirety to provide, among other things, for the Company to become the sole borrower and for changes to certain financial covenants.

BAML Revolver Highlights

•                  The BAML Revolver continues to be for borrowings, at the Company’s election, of up to $500 million.  Borrowings made pursuant to the BAML Revolver may be revolving loans, swing line loans or letters of credit, the combined sum of which may not exceed $500 million outstanding at any time.

•                  Borrowings made pursuant to the BAML Revolver may be borrowed, repaid and reborrowed from time to time until the initial maturity date of October 29, 2018, which was extended from September 27, 2016, the initial maturity date under the Original BAML Credit Agreement. The Company has the right to extend the initial maturity date of the BAML Revolver by an additional 12 months, or until October 29, 2019, upon payment of a fee and satisfaction of certain customary conditions.

•                  The BAML Revolver continues to include an accordion feature that allows for up to $250 million of additional borrowing capacity subject to receipt of lender commitments and satisfaction of certain customary conditions.

•                  Borrowings from the BAML Revolver made under the Original BAML Credit Agreement continues to be outstanding under the BAML Credit Agreement.

As of December 31, 2014, there were borrowings of $268 million outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.25% over LIBOR at December 31, 2014) or (ii) a margin over the base rate depending on the Company’s credit rating (0.25% over the base rate at December 31, 2014). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $500 million (0.25% at December 31, 2014). The actual amount of any applicable facility fee, and the margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid.

Level	Credit Rating	LIBOR Rate Margin	Facility Fee	Base Rate Margin
I	A-/A3 (or higher)	0.875%	0.125%	0.000%
II	BBB+/Baa1	0.925%	0.150%	0.000%
III	BBB/Baa2	1.050%	0.200%	0.050%
IV	BBB-/Baa3	1.250%	0.250%	0.250%
V	<BBB-/Baa3	1.650%	0.300%	0.650%

For purposes of the BAML Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 1/2 of 1.00%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2014, the Company’s credit rating from Moody’s Investors Service was Baa3.

Based upon the Company’s credit rating, as of December 31, 2014, the weighted average interest rate on the BAML Revolver was 1.41% per annum and there were borrowings of $268.0 million outstanding.  The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2014 was approximately 1.60% per annum.  As of December 31, 2013, there were borrowings of $306.5 million outstanding under the BAML Revolver at a weighted average rate of 1.82% per annum.

BAML Term Loan Highlights

•                  The BAML Term Loan continues to be for $400 million.

•                  The BAML Term Loan continues to mature on September 27, 2017.

•                  On September 27, 2012, the Company drew down the entire $400 million under the Original BAML Credit Agreement and such amount remains fully advanced and outstanding under the BAML Credit Agreement.

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.45% over LIBOR at December 31, 2014) or (ii) a margin over the base rate depending on the Company’s credit rating (0.45% over the base rate at December 31, 2014). The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

Level	Credit Rating	LIBOR Rate Margin	Base Rate Margin
I	A-/A3 (or higher)	0.950%	0.000%
II	BBB+/Baa1	1.025%	0.025%
III	BBB/Baa2	1.200%	0.200%
IV	BBB-/Baa3	1.450%	0.450%
V	<BBB-/Baa3	1.900%	0.900%

For purposes of the BAML Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 1/2 of 1.00%, and (iii) the one month LIBOR based rate for such day plus 1.00%.  As of December 31, 2014, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement.  On September 27, 2012, the Company entered into an ISDA Master Agreement (together with the schedule relating thereto, the “BAML ISDA Master Agreement”) with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years, until the September 27, 2017 maturity date.  Accordingly, based upon the Company’s credit rating, as of December 31, 2014, the effective interest rate on the BAML Term Loan was 2.20% per annum.

BAML Credit Facility General Information

The BAML Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The BAML Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Agreement). In the event of a default by the Company, the BAML Administrative Agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Agreement, and enforce any and all rights of the lenders or BAML Administrative Agent under the BAML Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the BAML Credit Facility financial covenants as of December 31, 2014.

The Company may use the proceeds of the loans under the BAML Credit Agreement to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BAML Credit Agreement.

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

On May 6, 2010, we entered into an on demand offering sales agreement that allows us to offer and sell up to an aggregate gross sales price of $75 million of our common stock from time to time, which we refer to as our ATM Sales Program.  The on demand offering sales agreement for the ATM Sales Program was amended on April 27, 2012 in connection with our filing of a new Registration Statement on Form S-3.  Sales of shares of our common stock depend upon market conditions and other factors determined by us and are deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by us in writing.  We have no obligation to sell any shares of our common stock, and may at any time suspend solicitation and offers.  During the year ended December 31, 2014, we did not sell any shares of our common stock under our ATM Sales Program.  As of December 31, 2014, we were authorized to offer and sell a remainder of approximately $34.3 million of our shares of common stock under the ATM Sales Program.

As of December 31, 2014, we had an automatic shelf registration statement on Form S-3 on file with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our common stock.  In addition, on January 12, 2015, we filed a new automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of debt securities, common stock, preferred stock or depository shares.  From time to time, we expect to issue debt securities, common stock, preferred stock or depository shares under our existing automatic shelf registration statements or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of December 31, 2014, we were committed to fund up to $111.3 million to four Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $93.6 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We intend to draw on the BAML Credit Facility in the future for a variety of corporate purposes, including the acquisition of properties that we acquire directly for our portfolio and for Sponsored REIT Loans as described below.

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

Additional information about our Sponsored REIT Loans outstanding as of December 31, 2014, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Rental Income Commitments

Our commercial real estate operations include the leasing of office buildings subject to leases with terms greater than one year.  The leases thereon expire at various dates through 2026.  Approximate future minimum rental income from non-cancelable operating leases as of December 31, 2014 is:

(in thousands)	Year ending December 31,

2015	$173,180
2016	166,043
2017	145,095
2018	128,369
2019	98,342
Thereafter (2020-2026)	182,131
$893,160

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2014.

	Payment due by period
Contractual	(in thousands)
Obligations	Total	2015	2016	2017	2018	2019	Thereafter
BAML Revolver	$268,000	$—	$—	$—	$268,000	$—	$—
BAML Term Loan	400,000	—	—	400,000	—	—	—
BMO Term Loan	220,000						220,000
Operating Leases	1,176	424	428	324	—	—	—
Total	$889,176	$424	$428	$400,324	$268,000	$—	$220,000

The operating leases in the table above consist of our lease of corporate office space, which commenced September 1, 2010 and expires on August 31, 2017 and has one five-year renewal option.  The lease includes a base annual rent and additional rent for our share of taxes and operating costs.

In addition to the amounts in the table above, from time to time, we may provide Sponsored REIT Loans to our Sponsored REITs.  As of December 31, 2014, we were committed to fund Sponsored REIT Loans up to $111.3 million to four Sponsored REITs, of which $93.6 million in the aggregate was drawn and outstanding.  Additional information about our Sponsored REIT Loans outstanding as of December 31, 2014, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Off-Balance Sheet Arrangements

Investments in Sponsored REITs

Previously we operated in the investment banking segment, and in December 2011, we discontinued those activities.  The investment banking segment involved the structuring of real estate investments and broker/dealer services that included the organization of Sponsored REITs, the acquisition and development of real estate on behalf of Sponsored REITs and the raising of capital to equitize the Sponsored REITs through sale of preferred stock in private placements.  On December 15, 2011, we announced that our broker/dealer subsidiary, FSP Investments LLC, would no longer sponsor the syndication of shares of preferred stock in newly-formed Sponsored REITs.  On July 15, 2014, FSP Investments LLC withdrew its registration as a broker/dealer with FINRA.

The Sponsored REITs own real estate, purchases of which were financed through the private placement of equity in those entities, typically through syndication.  These Sponsored REITs are operated in a manner intended to qualify as real estate investment trusts.  We earned fees related to the sale of preferred stock in the Sponsored REITs in these syndications.  The Sponsored REITs issued both common stock and preferred stock.  The common stock is owned by FSP Corp. Generally the preferred stock is owned by unaffiliated investors, however, we currently hold an interest in preferred shares of two Sponsored REITs.  In addition, directors and officers of FSP Corp., have from time to time invested in Sponsored REITs.  Following consummation of the offerings, the preferred stockholders in each of the Sponsored REITs were entitled to 100% of the Sponsored REIT’s cash distributions.  Subsequent to the completion of the offering of preferred shares, except for the preferred stock we own, we do not share in any of the Sponsored REIT’s earnings, or any related dividend, and the common stock ownership interests have virtually no economic benefit or risk.

As a common stockholder, we have no rights to the Sponsored REIT’s earnings or any related cash distributions.  However, upon liquidation of a Sponsored REIT, we are entitled to our percentage interest as a common stockholder in any proceeds remaining after the preferred stockholders have recovered their investment.  Our common stock percentage interest in each Sponsored REIT is less than 1%.  The affirmative vote of the holders of a majority of the Sponsored REIT’s preferred stockholders is required for any actions involving merger, sale of property, amendment to charter or issuance of additional capital stock.  In addition, all of the Sponsored REITs allow the holders of more than 50% of the outstanding preferred shares to remove (without cause) and replace one or more members of that Sponsored REIT’s board of directors.

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

At December 31, 2014, 2013 and 2012, we held a common stock interest in 10, 14, and 15 Sponsored REITs, respectively, all of which were fully syndicated and in which we no longer share economic benefit or risk.

From time to time, we may provide Sponsored REIT Loans to our Sponsored REITs.  As of December 31, 2014, we were committed to fund Sponsored REIT Loans up to $111.3 million to four Sponsored REITs, of which $93.6 million in the aggregate was drawn and outstanding.  Additional information about our Sponsored REIT Loans outstanding as of December 31, 2014, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Item 7A.            Quantitative and Qualitative Disclosures About Market Risk.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  As of December 31, 2014 and December 31, 2013, if market rates on our outstanding borrowings under our BAML Revolver increased by 10% at maturity, or approximately 14 and 18 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.4 million and $0.6 million annually, respectively.  Based upon our credit rating, the interest rate on our borrowings on the BAML Revolver as of December 31, 2014 was LIBOR plus 125 basis points, or 1.41% per annum.  We do not believe that the interest rate risk represented by borrowings under our BAML Revolver is material as of December 31, 2014.

Although the interest rates on the BMO Term Loan and the BAML Credit Facility are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BAML Term Loan by entering into interest rate swap agreements.  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years (the “BMO Interest Rate Swap”).  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years (the “BAML Interest Rate Swap”).  Accordingly, based upon our credit rating, as of December 31, 2014, the interest rate on the BMO Term Loan was 3.97% per annum and the interest rate on the BAML Term Loan was 2.20% per annum.  The fair value of the BMO Interest Rate Swap and the BAML Interest Rate Swap is affected by changes in market interest rates.  We believe that we have mitigated interest rate risk with respect to the BMO Term Loan through the BMO Interest Rate Swap for the seven year term of the BMO Term Loan.  We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the BAML Interest Rate Swap for the five year term of the BAML Term Loan. The BMO Interest Rate Swap and the BAML Interest Rate Swap were our only derivative instruments as of December 31, 2014.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BMO Term Loan and our BAML Term Loan as of December 31, 2014 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(7,268)
BAML Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$3,020

Our BMO Term Loan and our BAML Term Loan hedging transactions used derivative instruments that involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in either or both of the contracts. We require our derivatives contracts to be with counterparties that have investment grade ratings.  The counterparty to the BMO Interest Rate Swap is Bank of Montreal and the counterparty to the BAML Interest Rate Swap is Bank of America, N.A., both of which have investment grade ratings.  As a result, we do not anticipate that either counterparty will fail to meet its obligations.  However, there can be no assurance that we will be able to adequately protect against the foregoing risks or that we will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

The BAML Revolver has a term of four years and matures on October 29, 2018.  We have the right to extend the initial maturity date of the BAML Revolver by an additional 12 months, or until October 29, 2019, upon payment of a fee and satisfaction of certain customary conditions. The BAML Revolver includes an accordion feature that allows for up to $250,000,000 of additional borrowing capacity subject to receipt of lender commitments and satisfaction of certain customary conditions.  Upon maturity, our future income, cash flows and fair values relevant to financial instruments will be dependent upon the balance then outstanding and prevalent market interest rates.

We borrow from time-to-time under the BAML Revolver.  These borrowings bear interest at either (i) a rate equal to LIBOR plus 87.5 to 165 basis points depending on our credit rating at the time of the borrowing

(LIBOR plus 125 basis points, or 1.41% at December 31, 2014) or (ii) a rate equal to the bank’s base rate plus up to 65 basis points depending on our credit rating at the time of the borrowing (the bank’s base rate plus 25 basis points, or 3.50% at December 31, 2014).  There were borrowings totaling $268.0 million and $306.5 million on the BAML Revolver, at a weighted average rate of 1.41% and 1.82% outstanding at December 31, 2014 and December 31, 2013, respectively.  We have drawn on the BAML Revolver, and intend to draw on the BAML Revolver in the future for a variety of corporate purposes, including the funding of Sponsored REIT Loans and the acquisition of properties that we acquire directly for our portfolio.  Information about our Sponsored REIT Loans as of December 31, 2014 is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

The following table presents as of December 31, 2014 our contractual variable rate borrowings under our BAML Revolver, which matures on October 29, 2018, under our BAML Term Loan, which matures on September 27, 2017 and under our BMO Term Loan, which matures on August 26, 2020.  Under the BAML Revolver, we have the right to extend the initial maturity date by an additional 12 months, or until October 29, 2019, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2015	2016	2017	2018	2019	Thereafter
BAML Revolver	$268,000	$—	$—	$—	$268,000	$—	$—
BAML Term Loan	400,000			400,000	—	—
BMO Term Loan	220,000					—	220,000
Total	$888,000	$—	$—	$400,000	$268,000	$—	$220,000

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

Item 9.                     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.            Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 1992 framework.

Based on our assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included elsewhere in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2014.  Please see page F-3.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of February 17, 2015 by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

By:	/s/ George J. Carter
George J. Carter
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2015
George J. Carter

/s/ Barbara J. Fournier	Executive Vice President, Chief Operating Officer, Treasurer, Secretary and Director	February 17, 2015
Barbara J. Fournier

/s/ John G. Demeritt	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 17, 2015
John G. Demeritt

/s/ Janet P. Notopoulos	Director, Executive Vice President	February 17, 2015
Janet P. Notopoulos

/s/ John Burke	Director	February 17, 2015
John Burke

/s/ Brian N. Hansen	Director	February 17, 2015
Brian N. Hansen

/s/ Dennis J. McGillicuddy	Director	February 17, 2015
Dennis J. McGillicuddy

/s/ Georgia Murray	Director	February 17, 2015
Georgia Murray

/s/ Barry Silverstein	Director	February 17, 2015
Barry Silverstein

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

10.1+ (3)	2002 Stock Incentive Plan of FSP Corp.

10.2 (4)	Amended and Restated Credit Agreement, dated October 29, 2014, among FSP Corp., Bank of Montreal and the other parties thereto

10.3 (5)	ISDA Master Agreement, dated August 26, 2013, between FSP Corp. and Bank of Montreal, together with the schedule relating thereto.

10.4 (6)	Second Amended and Restated Credit Agreement, dated October 29, 2014, among FSP Corp., Bank of America, N.A. and the other parties thereto.

10.5 (7)	ISDA Master Agreement, dated September 27, 2012, between FSP Corp. and Bank of America, N.A., together with the schedule relating thereto.

10.6+ (8)	Form of Retention Agreement.

10.7+ (9)	Change in Control Discretionary Plan.

10.8 (10)	Baird On Demand Offering Sales Agreement between FSP Corp. and Robert W. Baird & Co. Incorporated dated May 6, 2010.

10.9 (11)	Amendment No.1 to Baird On Demand Offering Sales Agreement between FSP Corp. and Robert W. Baird & Co. Incorporated dated April 27, 2012.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from FSP Corp.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to FSP Corp.’s Form 8-A, filed April 5, 2005 (File No. 001-32470).

(2)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 15, 2013 (File No. 001-32470).

(3)	Incorporated by reference to FSP Corp.’s Annual Report on Form 10-K, filed on March 29, 2002 (File No. 0-32615).

(4)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on October 29, 2014 File No. 001-32470).

(5)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on August 27, 2013 File No. 001-32470).

(6)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on October 29, 2014 File No. 001-32470).

(7)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on September 27, 2012 File No. 001-32470).

(8)	Incorporated by reference to FSP Corp.’s Annual Report on Form 10-K, filed on February 24, 2006 (File No. 001-32470).

(9)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 8, 2006 (File No. 001-32470).

(10)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on May 7, 2010 (File No. 001-32470).

(11)	Incorporated by reference to Exhibit 1.2 to FSP Corp.’s Current Report on Form 8-K, filed on April 27, 2012 File No. 001-32470).

+	Management contract or compensatory plan or arrangement filed as an Exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

*	Filed herewith.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Franklin Street Properties Corp.:

We have audited the accompanying consolidated balance sheets of Franklin Street Properties Corp. as of December 31, 2014 and 2013, and the related consolidated statements of income, other comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Street Properties Corp. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective December, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Franklin Street Properties Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 17, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 17, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Franklin Street Properties Corp.:

We have audited Franklin Street Properties Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Franklin Street Properties Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Franklin Street Properties Corp.’s Annual Report on Form 10-K under the heading Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Franklin Street Properties Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Franklin Street Properties Corp. and our report dated February 17, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 17, 2015

Franklin Street Properties Corp.

Consolidated Balance Sheets

	December 31,
(in thousands)	2014	2013

Assets:
Real estate assets:
Land	$183,930	$185,479
Buildings and improvements	1,604,984	1,603,941
Fixtures and equipment	1,677	1,170
	1,790,591	1,790,590
Less accumulated depreciation	266,284	222,252
Real estate assets, net	1,524,307	1,568,338

Acquired real estate leases, less accumulated amortization of $101,838 and $69,848, respectively	138,714	183,454
Investment in non-consolidated REITs	78,611	80,494
Cash and cash equivalents	7,519	19,623
Restricted cash	742	643
Tenant rent receivables, less allowance for doubtful accounts of $325 and $50, respectively	4,733	5,102
Straight-line rent receivable, less allowance for doubtful accounts of $162 and $135, respectively	47,021	42,261
Prepaid expenses and other assets	10,292	10,506
Other assets: derivative asset	3,020	5,321
Related party mortgage loan receivable	93,641	99,746
Office computers and furniture, net of accumulated depreciation of $1,036 and $747, respectively	609	709
Deferred leasing commissions, net of accumulated amortization of $16,944 and $15,031, respectively	27,181	27,837

Total assets	$1,936,390	$2,044,034

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2014	2013

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$268,000	$306,500
Term loans payable	620,000	620,000
Accounts payable and accrued expenses	42,561	44,137
Accrued compensation	3,758	2,985
Tenant security deposits	4,248	4,027
Other liabilities: derivative liability	7,268	2,044
Acquired unfavorable real estate leases, less accumulated amortization of $8,687 and $6,926, respectively	10,908	14,175

Total liabilities	956,743	993,868

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 100,187,405 and 100,187,405 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,273,556	1,273,556
Accumulated other comprehensive income (loss)	(4,248)	3,277
Distributions in excess of accumulated earnings	(289,671)	(226,677)

Total stockholders’ equity	979,647	1,050,166

Total liabilities and stockholders’ equity	$1,936,390	$2,044,034

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Consolidated Statements of Income

	For the Year Ended
	December 31,
(in thousands, except per share amounts)	2014	2013	2012

Revenues:
Rental	$243,341	$206,926	$150,434
Related party revenue:
Management fees and interest income from loans	6,241	6,646	10,947
Other	101	64	199
Total revenues	249,683	213,636	161,580
Expenses:
Real estate operating expenses	62,032	51,100	37,440
Real estate taxes and insurance	36,857	31,616	22,904
Depreciation and amortization	95,915	78,839	54,051
Selling, general and administrative	12,983	11,911	9,916
Interest	27,433	21,054	16,068
Total expenses	235,220	194,520	140,379

Income before interest income, equity in earnings of non-consolidated REITs and taxes on income	14,463	19,116	21,201
Interest income	3	16	51
Equity in earnings (losses) of non-consolidated REITs	(1,760)	(1,358)	2,033
Gain (loss) on sale of property, less applicable income tax	940	—	—

Income before taxes on income	13,646	17,774	23,285
Taxes on income	498	480	335

Income from continuing operations	13,148	17,294	22,950
Discontinued operations:
Income (loss) from discontinued operations, net of income tax	—	375	(491)
Gain (loss) on sale of properties, less applicable income tax	—	2,158	(14,826)
Total discontinued operations	—	2,533	(15,317)

Net income	$13,148	$19,827	$7,633

Weighted average number of shares outstanding, basic and diluted	100,187	93,855	82,937

Earnings per share, basic and diluted, attributable to:
Continuing operations	$0.13	$0.18	$0.28
Discontinued operations	—	0.03	(0.19)
Net income per share, basic and diluted	$0.13	$0.21	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

 Franklin Street Properties Corp.
Consolidated Statements of Other Comprehensive Income

	For the Year Ended December 31,
(in thousands)	2014	2013	2012

Net income	$13,148	$19,827	$7,633

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(7,525)	4,496	(1,219)
Total other comprehensive income (loss)	(7,525)	4,496	(1,219)

Comprehensive income	$5,623	$24,323	$6,414

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Consolidated Statements of Stockholders’ Equity

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2011	82,937	$8	$1,042,876	$—	$(121,517)	$921,367
Comprehensive income	—	—	—	(1,219)	7,633	6,414
Distributions	—	—	—	—	(63,032)	(63,032)
Balance, December 31, 2012	82,937	8	1,042,876	(1,219)	(176,916)	864,749
Comprehensive income	—	—	—	4,496	19,827	24,323
Shares issued for:
Equity offering	17,250	2	230,680	—	—	230,682
Distributions	—	—	—	—	(69,588)	(69,588)
Balance, December 31, 2013	100,187	10	1,273,556	3,277	(226,677)	1,050,166
Comprehensive income	—	—	—	(7,525)	13,148	5,623
Distributions	—	—	—	—	(76,142)	(76,142)
Balance, December 31, 2014	100,187	$10	$1,273,556	$(4,248)	$(289,671)	$979,647

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$13,148	$19,827	$7,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	97,916	81,267	57,500
Amortization of above market lease	635	(365)	71
Gain (loss) on sale of properties, less applicable income tax	(940)	(2,158)	14,826
Equity in (earnings) losses of non-consolidated REITs	1,760	1,358	(2,033)
Distributions from non-consolidated REITs	—	—	705
Increase (decrease) in allowance for doubtful accounts	275	(1,250)	65
Changes in operating assets and liabilities:
Restricted cash	(99)	(68)	(82)
Tenant rent receivables	94	(2,103)	(354)
Straight-line rents	(4,737)	(5,782)	(4,464)
Lease acquisition costs	(440)	(1,146)	(2,520)
Prepaid expenses and other assets	700	(1,547)	(328)
Accounts payable, accrued expenses and other items	206	11,137	3,717
Accrued compensation	773	445	318
Tenant security deposits	222	1,538	481
Payment of deferred leasing commissions	(6,347)	(9,125)	(5,179)
Net cash provided by operating activities	103,166	92,028	70,356
Cash flows from investing activities:
Property acquisitions	—	(454,447)	(167,812)
Property improvements, fixtures and equipment	(18,370)	(19,120)	(15,824)
Office computers and furniture	(191)	(355)	(232)
Acquired real estate leases	—	(100,143)	(37,302)
Investment in non-consolidated REITs	—	4,858	(1)
Distributions in excess of earnings from non-consolidated REITs	107	108	2,105
Investment in related party mortgage loan receivable	(11,170)	(8,200)	(74,580)
Repayment of related party mortgage receivable	17,275	2,350	121,200
Proceeds received on sales of real estate assets	14,192	12,301	157
Net cash provided by (used in) investing activities	1,843	(562,648)	(172,289)
Cash flows from financing activities:
Distributions to stockholders	(76,142)	(69,588)	(63,032)
Proceeds from equity offering	—	241,500	—
Offering costs	—	(10,818)	—
Borrowings under bank note payable	15,000	160,000	294,750
Repayments of bank note payable	(53,500)	(70,250)	(527,000)
Borrowing of term loan payable	—	220,000	400,000
Deferred financing costs	(2,471)	(1,868)	(5,331)
Net cash provided by (used in) financing activities	(117,113)	468,976	99,387
Net decrease in cash and cash equivalents	(12,104)	(1,644)	(2,546)
Cash and cash equivalents, beginning of year	19,623	21,267	23,813
Cash and cash equivalents, end of year	$7,519	$19,623	$21,267

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2014	2013	2012

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$25,623	$19,556	$13,969
Taxes on income	$668	$515	$265
Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$1,788	$3,570	$1,692

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

1.     Organization

Franklin Street Properties Corp. (“FSP Corp.” or the “Company”), holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC, FSP Holdings LLC and FSP Protective TRS Corp.  FSP Property Management LLC provides asset management and property management services.  The Company also has a non-controlling common stock interest in 10 corporations organized to operate as real estate investment trusts (“REIT”) and a non-controlling preferred stock interest in two of those REITs.  Collectively, the 10 REITs are referred to as the “Sponsored REITs”.

As of December 31, 2014, the Company owned and operated a portfolio of real estate consisting of 38 properties, managed 10 Sponsored REITs and held five promissory notes secured by mortgages on real estate owned by Sponsored REITs, including one mortgage loan, one construction loan and three revolving lines of credit.  From time-to-time, the Company may acquire real estate or make additional secured loans.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

2.     Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include all of the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Estimates and Assumptions

The Company prepares its financial statements and related notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in the consolidated financial statements include the allowance for doubtful accounts, purchase price allocations, useful lives of fixed assets and the valuation of derivatives.

Investments in non-consolidated REITs

The Company has a non-controlling common stock interest in 10 Sponsored REITs and a non-controlling preferred stock interest in two Sponsored REITs.  The Company exercises influence over, but does not control these entities and investments are accounted for using the equity method.  Under the equity method of accounting, the Company’s cost basis is adjusted by its share of the Sponsored REITs’ earnings or losses.  Equity in earnings or losses of Sponsored REITs is not recognized to the extent that the investment balance would become negative and distributions received are recognized as income once the investment balance is reduced to zero, unless there is a loan receivable from the Sponsored REIT entity.

The equity investments in Sponsored REITS are reviewed for impairment each reporting period. The Company records impairment charges when events or circumstances indicate a decline in the fair value below the carrying value of the investment has occurred and such decline is other-than-temporary. The ultimate realization of the equity investments in Sponsored REITS is dependent on a number of factors, including the performance of each investment and market conditions. An impairment charge is recorded if its determined that a decline in the value below the carrying value of an equity investment in a Sponsored REIT is other than temporary.

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

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

2.     Significant Accounting Policies (continued)

Real Estate and Depreciation

Real estate assets are stated at cost less accumulated depreciation.  If the Company determines that impairment has occurred, the affected assets are reduced to their fair value.

We allocate the value of real estate acquired among land, buildings and identified intangible assets or liabilities. Costs related to land, building and improvements are capitalized.  Typical capital items include new roofs, site improvements, various exterior building improvements and major interior renovations.  Costs incurred in connection with leasing (primarily tenant improvements and leasing commissions) are capitalized and amortized over the lease period.  Routine replacements and ordinary maintenance and repairs that do not extend the life of the asset are expensed as incurred.  Funding for repairs and maintenance items typically is provided by cash flows from operating activities.  Depreciation is computed using the straight-line method over the assets’ estimated useful lives as follows:

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

Acquired Real Estate Leases and Amortization

The Company recorded the value of acquired real estate leases as a result of three acquisitions in 2013 and two acquisitions in 2012.  Acquired real estate leases represent costs associated with acquiring an in-place lease (i.e., the market cost to execute a similar lease, including leasing commission, tenant improvements, legal, vacancy and other related costs) and the value relating to leases with rents above the market rate.  Amortization is computed using the straight-line method over the term of the leases, which range from 8 month to 281 months.  Amortization expense was approximately $44,701,000, $32,230,000, and $19,174,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Amortization related to costs associated with acquiring an in-place lease is included in depreciation and amortization on the consolidated statements of income.  Amortization related to leases with rents above the market rate is offset against the rental revenue in the consolidated statements of income. The estimated annual amortization expense for the five years and thereafter succeeding December 31, 2014 is as follows:

Year Ended
(in thousands)	December 31,
2015	$36,715
2016	30,154
2017	23,907
2018	18,752
2019	12,628
2020 and thereafter	16,558

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

2.     Significant Accounting Policies (continued)

Acquired Unfavorable Real Estate Leases and Amortization

The Company recorded the value of acquired unfavorable leases as a result of three acquisitions in 2013 and two acquisitions in 2012.  Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate.  Amortization is computed using the straight-line method over the term of the leases, which range from 10 months to 281 months.  Amortization expense was approximately $3,229,000, $3,073,000 and $1,548,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Amortization related to leases with rents below the market rate is included with rental revenue in the consolidated statements of income.  The estimated annual amortization for the five years and thereafter succeeding December 31, 2014 is as follows:

(in thousands)
2015	$2,947
2016	2,386
2017	1,816
2018	1,397
2019	854
2020 and thereafter	1,507

Discontinued Operations

During 2014, the Company early adopted Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  ASU No. 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity).  This ASU standard establishes criteria to evaluate whether transactions should be classified as discontinued operations and requires additional disclosure for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.  This standard was applied prospectively during 2014.  For periods prior to 2014, the Company reported as discontinued operations, the income and expenses associated with a disposal group (i) that qualified as a component of an entity, (ii) for which cash flows were eliminated from the ongoing operations of the entity, and (iii) in which the Company will not have significant continuing involvement.  Comparability between 2014 and prior years is affected as a result of the adoption of the new standard. The rental revenues, operating and maintenance expenses and depreciation and amortization for a property sold in 2014 are included in income from continuing operations. For 2013 and 2012 properties sold were presented as discontinued operations, which required reclassifications of rental revenues, operating and maintenance expenses and depreciation and amortization to income or loss from discontinued operations.

Classification as held for sale typically occurs upon the execution of a purchase and sale agreement and belief by management that the sale or disposition is probable of occurrence within one year.  During 2013 and 2012, the Company accounted for sales of properties and assets held for sale as discontinued operations.  Upon determining that a property was held for sale, the Company discontinued depreciating the property and reflected the property in its consolidated balance sheets at the lower of its carrying amount or fair value less the cost to sell.  The Company presented property held for sale on its consolidated balance sheets as “Asset held for sale”, on a comparative basis.  The Company reported the results of operations of its properties sold or held for sale in its consolidated statements of income as discontinued operations if no significant continuing involvement exists after the sale or disposition.

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

Tenant Rent Receivables

Tenant rent receivables are expected to be collected within one year. The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments.  The computation of this allowance is based in part on the tenants’ payment history and current credit status.  The Company wrote-off $119,000 in receivables and increased its allowance by $394,000 during 2014; wrote-off $1,237,000 in receivables and decreased its allowance by $13,000 during 2013; and wrote-off $20,000 in receivables and increased its allowance by $85,000 during 2012, based on such analysis.

Related Party Mortgage Loan Receivable

Management monitors and evaluates the secured loans compared to the expected performance, cash flow and value of the underlying real estate and has not experienced a loss on these loans to date.

Concentration of Credit Risks

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, derivatives and accounts receivable.  The Company maintains its cash balances principally in two banks which the Company believes to be creditworthy.  The Company periodically assesses the financial condition of the banks and believes that the risk of loss is minimal.  Cash balances held with various financial institutions frequently exceed the insurance limit of $250,000 provided by the Federal Deposit Insurance Corporation.  The derivatives that we have are from two interest rate swap agreements that are discussed in Note 5.  The Company performs ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  The Company has no single tenant which accounts for more than 10% of its annualized rent.

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

Straight-line Rent Receivable

Certain leases provide for fixed rent increases over the term of the lease. Rental revenue is recognized on a straight-line basis over the related lease term; however, billings by the Company are based on the lease agreements.  Straight-line rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $47,021,000 and $42,261,000 at December 31, 2014 and 2013, respectively.  The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments.  The computation of this allowance is based in part on the tenants’ payment history and current credit status.  The Company increased its allowance by $27,000 during 2014; wrote-off $48,000 in receivables and increased its allowance by $48,000 during 2013, and wrote-off $28,000 in receivables and increased its allowance by $28,000 during 2012, based on such analysis.

Deferred Leasing Commissions

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space.  These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements.  Amortization expense was approximately $5,786,000, $4,683,000 and $4,173,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

2.     Significant Accounting Policies (continued)

Deferred Leasing Commissions (continued)

The estimated annual amortization for the five years and thereafter following December 31, 2014 is as follows:

(in thousands)
2015	$5,401
2016	4,959
2017	4,044
2018	3,603
2019	2,959
2020 and thereafter	6,215

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

Revenue Recognition

Rental revenue includes income from leases, certain reimbursable expenses, straight-line rent adjustments and other income associated with renting the property.  A summary of rental revenue is shown in the following table:

	Year Ended
	December 31,
(in thousands)	2014	2013	2012
Income from leases	$189,508	$159,472	$116,494
Reimbursable expenses	49,731	41,486	29,847
Straight-line rent adjustment	4,737	5,755	4,366
Amortization of favorable and unfavorable leases	(635)	213	(273)
	$243,341	$206,926	$150,434

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

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

2.     Significant Accounting Policies (continued)

Income Taxes

Taxes on income for the years ended December 31, 2014, 2013 and 2012 represent taxes incurred by FSP Protective TRS Corp, which is a taxable REIT subsidiary and the State of Texas franchise tax applicable to FSP Corp., which is classified as an income tax for reporting purposes.  Taxes on income incurred by FSP Investments, which is a taxable REIT subsidiary, are classified in discontinued operations.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at December 31, 2014, 2013, and 2012. The denominator used for calculating basic and diluted net income per share was 100,187,405, 93,855,000, and 82,937,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Recent Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This update is effective for interim and annual reporting periods beginning after December 15, 2016.  The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the consolidated financial statements.

3.     Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs

The Company held an interest in 10, 14 and 15 Sponsored REITs at December 31, 2014, 2013 and 2012, respectively.  The Company holds a non-controlling preferred stock investment in two of these Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

During the year ended December 31, 2014, properties owned by four Sponsored REITs were sold and, thereafter, liquidating distributions for their preferred shareholders were declared and issued.  The Company held a mortgage loan with two of these entities secured by the property owned by FSP Galleria North Corp. (Galleria) and the property owned by FSP Highland Place I Corp. (Highland).  The loan with Galleria in the principal amount of $13,880,000 was repaid by the proceeds of the sale and the loan with Highland in the principal amount of $3,395,000 was repaid by the proceeds of the sale.

In December 2013, the property owned by FSP 505 Waterford Corp. (“505 Waterford”), a Sponsored REIT, was sold and, thereafter, 505 Waterford declared and issued a liquidating distribution for its preferred shareholders.  The Company held a mortgage loan secured by the property owned by 505 Waterford in the principal amount of $2,350,000, which was repaid from the proceeds of the sale.

In September 2006, the Company purchased 48 preferred shares or 4.6% of the outstanding preferred shares of one of its Sponsored REITs, FSP Phoenix Tower Corp (“Phoenix Tower”).  On December 20, 2012, the property owned by Phoenix Tower was sold and, thereafter, Phoenix Tower declared and issued a liquidating distribution for its preferred shareholders, from which the Company was entitled to $4,866,000.  The Company received $4,752,000 on January 4, 2013 and $96,000 on September 30, 2013.  As of December 31, 2014, the Company held a beneficial interest in the Phoenix Tower liquidating trust in the amount of approximately $18,000 in connection with its preferred shares ownership, which is included in other assets in the accompanying consolidated balance sheet.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

3.     Related Party Transactions and Investments in Non-Consolidated Entities (continued)

Equity in earnings (losses) of investment in non-consolidated REITs:

The following table includes equity in earnings (losses) of investments in non-consolidated REITs:

	Year Ended December 31,
(in thousands)	2014	2013	2012

Equity in earnings of Phoenix Tower	$—	$—	$1,618
Equity in earnings (losses) of East Wacker	(1,568)	(1,021)	670
Equity in losses of Grand Boulevard	(192)	(337)	(255)
	$(1,760)	$(1,358)	$2,033

Equity in earnings of Phoenix Tower were derived from the Company’s preferred stock investment in the entity.  In September 2006, the Company purchased 48 preferred shares or 4.6% of the outstanding preferred shares of Phoenix Tower for $4,116,000 (which represented $4,800,000 at the offering price net of commissions of $384,000 and acquisition fees of $300,000 that were excluded). On December 20, 2012, the property owned by Phoenix Tower was sold at a gain, which is included in equity in earnings of non-consolidated REITs on the consolidated statements of income.

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

The following table includes distributions received from non-consolidated REITs:

	Year Ended December 31,
(in thousands)	2014	2013	2012

Distributions from Phoenix Tower	$—	$—	$173
Distributions from East Wacker	—	—	2,489
Distributions from Grand Boulevard	107	107	148
	$107	$107	$2,810

Non-consolidated REITs

The operating data below for 2014 includes the operations of the 14 Sponsored REITs the Company held an interest in during the year and the 10 Sponsored REITs the Company held an interest in as of December 31, 2014.  The operating data below for 2013 includes the operations of the 15 Sponsored REITs the Company held an interest in during the year and the 14 Sponsored REITs the Company held an interest in as of December 31, 2013.  The operating data below for 2012 includes operations of the 15 Sponsored REITs the Company held an interest in as of December 31, 2012.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

3.     Related Party Transactions and Investments in Non-Consolidated Entities (continued)

Summarized financial information for the Sponsored REITs is as follows:

	December 31,	December 31,
(in thousands)	2014	2013

Balance Sheet Data (unaudited):
Real estate, net	$451,822	$642,105
Other assets	127,259	187,494
Total liabilities	(203,239)	(321,099)
Shareholders’ equity	$375,842	$508,500

	For the Year Ended
	December 31,
(in thousands)	2014	2013	2012

Operating Data (unaudited):
Rental revenues	$66,457	$93,608	$109,676
Other revenues	43	68	115
Operating and maintenance expenses	(34,318)	(48,718)	(56,621)
Depreciation and amortization	(23,417)	(31,450)	(35,143)
Interest expense	(9,627)	(13,752)	(17,357)
Gain on sale, less applicable income tax	—	5,851	36,610
Net income (loss)	$(862)	$5,607	$37,280

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $945,000, $1,078,000 and $1,149,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

From time to time the Company may make secured loans (“Sponsored REIT Loans”) to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  The Company reviews Sponsored REIT loans for impairment each reporting period.  A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts recorded as assets on the balance sheet.  The Company applies normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment.  None of the Sponsored REIT loans have been impaired.

The Company anticipates that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately one to three years.  Except for the mortgage loan with a revolving line of credit component which bore interest at a fixed rate and was repaid in July 2012 and a mortgage loan which bears interest at a fixed rate, advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and most advances also require a 50 basis point draw fee.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

3.     Related Party Transactions and Investments in Non-Consolidated Entities (continued)

The following is a summary of the Sponsored REIT Loans outstanding as of December 31, 2014:

			Maximum	Amount			Interest
(dollars in thousands)		Maturity	Amount	Drawn at	Interest	Draw	Rate at
Sponsored REIT	Location	Date	of Loan	31-Dec-14	Rate (1)	Fee (2)	31-Dec-14

Secured revolving lines of credit
FSP Satellite Place Corp.	Duluth, GA	31-Mar-15	$5,500	$5,500	L+4.4%	0.5%	4.55%
FSP 1441 Main Street Corp.	Columbia, SC	31-Mar-15	10,800	9,000	L+4.4%	0.5%	4.55%
FSP Energy Tower I Corp.	Houston, TX	3-Jul-15	20,000	8,600	L+5.0%	0.5%	5.15%

Secured construction loan
FSP 385 Interlocken
Development Corp.	Broomfield, CO	30-Apr-15	42,000	37,541	L+4.4%	n/a	4.55%

Mortgage loan secured by property
FSP Energy Tower I Corp. (3)	Houston, TX	3-Jul-15	33,000	33,000	6.41%	n/a	6.41%

			$111,300	$93,641

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

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $5,296,000, $5,568,000 and $9,798,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

4.     Bank Note Payable and Term Note Payable

BMO Term Loan

On October 29, 2014, the Company entered into an Amended and Restated Credit Agreement (the “BMO Credit Agreement”) with the lending institutions referenced in the BMO Credit Agreement and Bank of Montreal, as administrative agent (in such capacity, the “BMO Administrative Agent”), that continued a single, unsecured term loan borrowing in the amount of $220,000,000 (the “BMO Term Loan”).  The BMO Term Loan was previously evidenced by a Credit Agreement dated August 26, 2013 by and among the Company, certain of the Company’s wholly-owned subsidiaries, the BMO Administrative Agent and those lenders from time to time a party thereto (the “Original BMO Credit Agreement”). The purpose of the BMO Credit Agreement was to amend and restate the Original BMO Credit Agreement in its entirety to provide, among other things, for the Company to become the sole borrower and for changes to certain financial covenants. On August 26, 2013, the Company drew down the entire $220,000,000 under the BMO Term Loan, which remains fully advanced and outstanding under the BMO Credit Agreement. The BMO Term Loan continues to have a seven year term that matures on August 26, 2020. The BMO Credit Agreement also continues to include an accordion feature that allows up to $50,000,000 of additional loans, subject to receipt of lender commitments and satisfaction of certain customary conditions.

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at December 31, 2014) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at December 31, 2014). The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

4.     Bank Note Payable and Term Note Payable (continued)

LEVEL	CREDIT RATING	LIBOR RATE MARGIN		BASE RATE MARGIN
I	A-/A3 (or higher)	105.0	bps	5.0	bps
II	BBB+/Baa1	115.0	bps	15.0	bps
III	BBB/Baa2	135.0	bps	35.0	bps
IV	BBB-/Baa3	165.0	bps	65.0	bps
V	<BBB-/Baa3	215.0	bps	115.0	bps

For purposes of the BMO Term Loan, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 1/2 of 1.00%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2014, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the BMO Term Loan is variable, under the Original BMO Credit Agreement and under the BMO Credit Agreement, the Company was and is permitted to hedge the base LIBOR interest rate by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement (together with the schedule relating thereto, the “BMO ISDA Master Agreement”) with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, and after giving effect to the BMO ISDA Master Agreement, as of December 31, 2014, the effective interest rate on the BMO Term Loan was 3.97% per annum.  In addition, based upon the Company’s leverage ratio, as of December 31, 2013, the effective interest rate under the Original BMO Credit Agreement was 4.22% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the BMO Administrative Agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or BMO Administrative Agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of December 31, 2014.

The Company may use the proceeds of the loans under the BMO Credit Agreement to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BMO Credit Agreement.

BAML Credit Facility

On October 29, 2014, the Company entered into a Second Amended and Restated Credit Agreement (the “BAML Credit Agreement”) with the lending institutions referenced in the BAML Credit Agreement and those lenders from time to time party thereto and Bank of America, N.A., as administrative agent (in such capacity, the “BAML Administrative Agent”), L/C Issuer and Swing Line Lender (the “BAML Credit Facility”) that continued an existing unsecured credit facility comprised of both a revolving line of credit (the “BAML Revolver) and a term loan (the “BAML Term Loan”). The BAML Credit Facility was

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

4.     Bank Note Payable and Term Note Payable (continued)

previously evidenced by an Amended and Restated Credit Agreement dated September 27, 2012, as amended by a First Amendment to Amended and Restated Credit Agreement dated August 23, 2013, by and among the Company, certain of the Company’s wholly-owned subsidiaries, the BAML Administrative Agent and those lenders from time to time a party thereto (as so amended, the “Original BAML Credit Agreement”).

The purpose of the BAML Credit Agreement was to amend and restate the Original BAML Credit Agreement in its entirety to provide, among other things, for the Company to become the sole borrower and for changes to certain financial covenants.

BAML Revolver Highlights

•                  The BAML Revolver continues to be for borrowings, at the Company’s election, of up to $500,000,000.  Borrowings made pursuant to the BAML Revolver may be revolving loans, swing line loans or letters of credit, the combined sum of which may not exceed $500,000,000 outstanding at any time.

•                  Borrowings made pursuant to the BAML Revolver may be borrowed, repaid and reborrowed from time to time until the initial maturity date of October 29, 2018, which was extended from September 27, 2016, the initial maturity date under the Original BAML Credit Agreement. The Company has the right to extend the initial maturity date of the BAML Revolver by an additional 12 months, or until October 29, 2019, upon payment of a fee and satisfaction of certain customary conditions.

•                  The BAML Revolver continues to include an accordion feature that allows for up to $250,000,000 of additional borrowing capacity subject to receipt of lender commitments and satisfaction of certain customary conditions.

•                  Borrowings from the BAML Revolver made under the Original BAML Credit Agreement continued to be outstanding under the BAML Credit Agreement.

As of December 31, 2014, there were borrowings of $268,000,000 outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.25% over LIBOR at December 31, 2014) or (ii) a margin over the base rate depending on the Company’s credit rating (0.25% over the base rate at December 31, 2014). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $500,000,000 (0.25% at December 31, 2014). The actual amount of any applicable facility fee, and the margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

Level	Credit Rating	LIBOR Rate Margin	Facility Fee	Base Rate Margin
I	A-/A3 (or higher)	0.875%	0.125%	0.000%
II	BBB+/Baa1	0.925%	0.150%	0.000%
III	BBB/Baa2	1.050%	0.200%	0.050%
IV	BBB-/Baa3	1.250%	0.250%	0.250%
V	<BBB-/Baa3	1.650%	0.300%	0.650%

For purposes of the BAML Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 1/2 of 1.00%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2014, the Company’s credit rating from Moody’s Investors Service was Baa3.

Based upon the Company’s credit rating, as of December 31, 2014, the weighted average interest rate on the BAML Revolver was 1.41% per annum and there were borrowings of $268,000,000 outstanding.  The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2014 was approximately 1.60% per annum.  As of December 31, 2013, there were borrowings of $306,500,000 outstanding under the BAML Revolver at a weighted average rate of 1.82% per annum.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

4.     Bank Note Payable and Term Note Payable (continued)

BAML Term Loan Highlights

•                  The BAML Term Loan continues to be for $400,000,000.

•                  The BAML Term Loan continues to mature on September 27, 2017.

•                  On September 27, 2012, the Company drew down the entire $400,000,000 under the Original BAML Credit Agreement and such amount remains fully advanced and outstanding under the BAML Credit Agreement.

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.45% over LIBOR at December 31, 2014) or (ii) a margin over the base rate depending on the Company’s credit rating (0.45% over the base rate at December 31, 2014). The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

Level	Credit Rating	LIBOR Rate Margin	Base Rate Margin
I	A-/A3 (or higher)	0.950%	0.000%
II	BBB+/Baa1	1.025%	0.025%
III	BBB/Baa2	1.200%	0.200%
IV	BBB-/Baa3	1.450%	0.450%
V	<BBB-/Baa3	1.900%	0.900%

For purposes of the BAML Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 1/2 of 1.00%, and (iii) the one month LIBOR based rate for such day plus 1.00%.  As of December 31, 2014, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement.  On September 27, 2012, the Company entered into an ISDA Master Agreement (together with the schedule relating thereto, the “BAML ISDA Master Agreement”) with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years, until the September 27, 2017 maturity date.  Accordingly, based upon the Company’s credit rating, as of December 31, 2014, the effective interest rate on the BAML Term Loan was 2.20% per annum.

BAML Credit Facility General Information

The BAML Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The BAML Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Agreement). In the event of a default by the Company, the BAML Administrative Agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Agreement, and enforce any and all rights of the lenders or BAML Administrative Agent under the BAML Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the BAML Credit Facility financial covenants as of December 31, 2014.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

4.     Bank Note Payable and Term Note Payable (continued)

The Company may use the proceeds of the loans under the BAML Credit Agreement to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BAML Credit Agreement.

5.     Financial Instruments: Derivatives and Hedging

On August 26, 2013, the Company fixed the interest rate for seven years on the BMO Term Loan with an interest rate swap agreement (the “BMO Interest Rate Swap”) and on September 27, 2012, the Company fixed the interest rate for five years on the 2012 Term Loan with an interest rate swap agreement (the “BAML Interest Rate Swap”). The variable rates that were fixed under the BMO Interest Rate Swap and the BAML Interest Rate Swap are described in Note 4.

The BMO Interest Rate Swap and the BAML Interest Rate Swap qualify as cash flow hedges and have been recognized on the consolidated balance sheet at fair value.  If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings, which may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

The following table summarizes the notional and fair value of our derivative financial instruments at December 31, 2014.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(7,268)
BAML Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$3,020

On December 31, 2014, the BMO Interest Rate Swap was reported as a liability at its fair value of approximately $7.3 million and the BAML Interest Rate Swap was reported as an asset at its fair value of approximately $3.0 million.  These are included in other liabilities: derivative liability and other assets: derivative asset on the consolidated balance sheet at December 31, 2014, respectively.  Offsetting adjustments are reported as unrealized gains or losses on derivative financial instruments in accumulated other comprehensive income of $7.5 million.  During the year ended December 31, 2014, $7.2 million was reclassified out of other comprehensive income and into interest expense.

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

On May 6, 2010, the Company entered into an on demand offering sales agreement whereby the Company may offer and sell up to an aggregate gross sales price of $75 million of its common stock from time to time (the “ATM Sales Program”).  The on demand offering sales agreement for the ATM Sales Program was amended on April 27, 2012 in connection with the Company’s filing of a new Registration Statement on Form S-3.  Sales of shares of the Company’s common stock depend upon market conditions and other factors determined by the Company and may be deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by the Company in writing.  The Company has no obligation to sell any shares of its common stock, and may at any time suspend solicitation and offers. During the year ended December 31, 2014, 2013 and 2012, the Company did not sell any shares under the ATM Sales Program.  As of December 31, 2014, the Company was authorized to offer and sell a remainder of approximately $34.3 million of its shares of common stock under the ATM Sales Program.

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

The Company adopted an accounting pronouncement related to uncertainty in income taxes effective January 1, 2007, which did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption.  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption.  The Company and one or more of its subsidiaries files income tax returns in the U.S federal jurisdiction and various state jurisdictions.  The statute of limitations for the Company’s income tax returns is generally three years for federal filings and as such, the Company’s returns that remain subject to examination would be primarily from 2011 and thereafter.

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.  The gross amount of NOLs available to the Company was $13,041,000, as of December 31, 2014, 2013 and 2012.

Income Tax Expense

The income tax expense reflected in the consolidated statements of income relates primarily to a franchise tax on our Texas properties.  FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties and the tax expense associated with these activities are reported in the table as Other Taxes in the table below:

	For the years ended December 31,
(Dollars in thousands)	2014	2013	2012

Revised Texas franchise tax	$474	$462	$330
Other Taxes	24	18	5
Taxes on income	$498	$480	$335

Taxes on income are a current tax expense.  No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

In May 2006, the State of Texas enacted a new business tax (the “Revised Texas Franchise Tax”) that replaced its existing franchise tax which the Company became subject to.  The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure it is considered an income tax.  The Company recorded a provision in income taxes on its income statement of $474,000, $462,000 and $330,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

7.     Federal Income Tax Reporting (continued)

At December 31, 2014, the Company’s net tax basis of its real estate assets is more than the amount set forth in the Company’s consolidated balance sheets by $163,925,000 and at December 31, 2013 the net tax basis is more than the Company’s consolidated balance sheets by $160,599,000.

Reconciliation Between GAAP Net Income and Taxable Income

The following reconciles book net income to taxable income for the years ended December 31, 2014, 2013 and 2012.

	For the year ended December 31,
(in thousands)	2014	2013	2012

Net income per books	$13,148	$19,827	$7,633
Adjustments to book income:
Book depreciation and amortization	96,550	79,090	55,518
Tax depreciation and amortization	(53,148)	(44,552)	(34,047)
Tax basis more than book basis on assets sold	1,567	(735)	265
Straight line rent adjustment, net	(5,856)	(6,748)	(5,203)
Deferred rent, net	112	(818)	1,224
Non-taxable distributions	(107)	(107)	(1,114)
Other, net	189	1,263	1,899
Taxable income	52,455	47,220	26,175
Less: Capital gains recognized	—	—	(1,514)
Taxable income subject to distribution requirement	$52,455	$47,220	$24,661

Tax Components

The following summarizes the tax components of the Company’s common distributions paid per share for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$0.55	72.52%	$0.53	69.58%	$0.31	40.61%
Capital gain (1)	—	0.00%	—	0.00%	0.02	2.40%
Return of capital	0.21	27.48%	0.23	30.42%	0.43	56.99%

Total	$0.76	100%	$0.76	100%	$0.76	100%

(1)         For 2012, 2.4% of the total distributions are taxed as capital gains, and, 0%, was taxed as an Unrecaptured Section 1250 gain.

8.     Commitments

The Company’s commercial real estate operations include the leasing of office buildings and industrial properties subject to leases with terms greater than one year. The leases expire at various dates through 2026.  The following is a schedule of approximate future minimum rental income on non-cancelable operating leases as of December 31, 2014:

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

8.     Commitments (continued)

(in thousands)	Year ending December 31,

2015	$173,180
2016	166,043
2017	145,095
2018	128,369
2019	98,342
Thereafter (2020-2026)	182,131
$893,160

The Company leases its corporate office space under an operating lease that commenced September 1, 2010 for a seven year term and has a five-year extension option.  The lease includes a base annual rent and additional rent for the Company’s share of taxes and operating costs and expires in 2017.  Future minimum lease payments are as follows:

(in thousands)	Year ending December 31,
2015	$424
2016	428
2017	324
Thereafter	—
$1,176

Rent expense was approximately $407,000, $412,000 and $403,000 for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in selling, general and administration expenses in the consolidated statements of income.

The Company has entered into the Sponsored REIT Loans described in Note 3, which provide for up to $111.3 million in borrowings of which $93.6 million have been drawn and are outstanding as of December 31, 2014.  The Company anticipates that any advances made will be repaid at their maturity or earlier from long term financing of the underlying properties, cash flows of the underlying properties or some other capital events.

9.              Retirement Plan

In 2006, the Company established a 401(k) plan to cover eligible employees, which permitted deferral of up to $17,000 per year (indexed for inflation) into the 401(k) plan, subject to certain limitations imposed by the Internal Revenue Code.  An employee’s elective deferrals are immediately vested upon contribution to the 401(k) plan.  The Company matches employee contributions to the 401(k) plan dollar for dollar up to 3% of each employee’s annual compensation up to $200,000.  In addition, we may elect to make an annual discretionary profit-sharing contribution.  The Company’s total contribution under the 401(k) plan amounted to $127,000, $120,000 and $109,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

10.     Dispositions and Discontinued Operations

Dispositions of Property

The Company sold an office property located in Colorado Springs, Colorado on December 3, 2014 at a $0.9 million gain.  The disposal of the property does not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the property remains classified within continuing operations for all periods presented.

All property dispositions prior to 2014 have been classified as discontinued operations.  The Company sold an office property located in Richardson, Texas on October 29, 2013 at a $2.2 million gain.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

10.     Dispositions and Discontinued Operations (continued)

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

The operating results for discontinued operations are summarized below.

	For the Year Ended
	December 31,
(in thousands)	2013	2012
Rental revenue	$991	$2,334
Rental operating expenses	—	(1,089)
Real estate taxes and insurance	—	(340)
Depreciation and amortization	(616)	(1,396)
Net income (loss) from discontinued operations	$375	$(491)

11.     Subsequent Events

On January 9, 2015, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on February 12, 2015 to stockholders of record on January 23, 2015.

The Company reached an agreement to sell an office property in Plano, Texas, which is expected to close in February 2015.  The sales price is approximately $20.8 million and the property has a carrying value of approximately $19.2 million at December 31, 2014.  The disposal of the property does not represent a strategic shift that has a major effect on the Company’s operations and financial results.  Accordingly, the property remains classified within continuing operations for all periods presented.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

12.     Selected Unaudited Quarterly Information

Certain amounts in the 2013 and 2012 unaudited quarterly information have been reclassified to present properties sold as discontinued operations for all periods presented.  Selected unaudited quarterly information is shown in the following table:

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Revenue	$63,263	$62,741	$61,190	$62,489

Income from continuing operations	$3,573	$3,713	$1,567	$4,295
Income from discontinued operations	$—	$—	$—	$—
Net income	$3,573	$3,713	$1,567	$4,295

Basic and diluted net income per share	$0.04	$0.04	$0.02	$0.04

Weighted average number of shares outstanding	100,187	100,187	100,187	100,187

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Revenue	$44,495	$47,671	$58,446	$63,024

Income from continuing operations	$4,303	$4,643	$3,996	$4,352
Income from discontinued operations	$98	$98	$98	$2,239
Net income	$4,401	$4,741	$4,094	$6,591

Basic and diluted net income per share	$0.05	$0.05	$0.04	$0.07

Weighted average number of shares outstanding	82,937	91,847	100,187	100,187

Schedule II

Franklin Street Properties Corp.

Valuation and qualifying accounts:

		Additions
		(Decreases)
	Balance at	charged to			Balance
(in thousands)	beginning	costs and			at end
Classification	of year	expenses	Deductions	Other	of year

Allowance for doubtful accounts
2012	$1,235	$85	$(20)	$—	$1,300
2013	1,300	(13)	(1,237)	—	50
2014	50	394	(119)	—	325

Straight-line rent allowance for doubtful accounts
2012	$135	$28	$(28)	$—	$135
2013	135	48	(48)	—	135
2014	135	27	—	—	162

SCHEDULE III

FRANKLIN STREET PROPERTIES CORP.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2014

		Initial Cost			Historical Cost
Description	Encumbrances (1)	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (2)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life Years	Year Built	Date of Acquisition (3)
	(in thousands)
Commercial Properties:
Park Seneca, Charlotte, NC	—	$1,815	$7,917	$1,025	$1,812	$8,945	$10,757	$3,793	$6,964	5-39	1969	1997
Hillview Center, Milpitas, CA	—	2,203	2,813	7	2,203	2,820	5,023	1,138	3,885	5-39	1984	1999
Forest Park, Charlotte, NC	—	1,559	5,672	170	1,559	5,842	7,401	1,843	5,558	5-39	1999	1999
Meadow Point, Chantilly, VA	—	2,634	18,911	6,442	2,634	25,353	27,987	8,585	19,402	5-39	1999	2001
Timberlake, Chesterfield, MO	—	2,984	38,661	3,165	2,984	41,826	44,810	13,814	30,996	5-39	1999	2001
Northwest Point, Elk Grove Village, IL	—	2,914	26,295	8,147	2,914	34,442	37,356	12,908	24,448	5-39	1999	2001
Timberlake East, Chesterfield, MO	—	2,626	17,608	2,359	2,626	19,967	22,593	7,046	15,547	5-39	2000	2002
Park Ten, Houston, TX	—	1,061	21,303	3,080	569	24,875	25,444	8,375	17,069	5-39	1999	2002
Federal Way, Federal Way, WA	—	2,518	13,212	3,267	2,518	16,479	18,997	5,178	13,819	5-39	1982	2001
Addison, Addison, TX	—	4,325	48,040	5,784	4,325	53,824	58,149	16,025	42,124	5-39	1999	2002
Collins, Richardson, TX	—	4,000	42,598	6,768	4,000	49,366	53,366	13,194	40,172	5-39	1999	2003
Montague, San Jose, CA	—	10,250	5,254	3,784	10,250	9,038	19,288	2,779	16,509	5-39	1982	2002
Greenwood, Englewood, CO	—	3,100	30,201	8,399	3,100	38,600	41,700	9,128	32,572	5-39	2000	2005
River Crossing, Indianapolis, IN	—	3,000	36,926	3,195	3,000	40,121	43,121	10,302	32,819	5-39	1998	2005
Willow Bend, Plano, TX	—	3,800	14,842	3,513	3,800	18,355	22,155	4,632	17,523	5-39	1999	2000
Innsbrook, Glenn Allen, VA	—	5,000	40,216	5,353	5,000	45,569	50,569	11,356	39,213	5-39	1999	2003
380 Interlocken, Bloomfield, CO	—	8,275	34,462	6,913	8,275	41,375	49,650	11,395	38,255	5-39	2000	2003
Blue Lagoon, Miami, FL	—	6,306	46,124	1,473	6,306	47,597	53,903	10,823	43,080	5-39	2002	2003
Eldridge Green, Houston, TX	—	3,900	43,791	3,802	3,900	47,593	51,493	10,739	40,754	5-39	1999	2004
Liberty Plaza, Addison, TX	—	4,374	21,146	5,488	4,374	26,634	31,008	7,547	23,461	5-39	1985	2006
One Overton, Atlanta, GA	—	3,900	77,229	7,440	3,900	84,669	88,569	19,746	68,823	5-39	2002	2006
FSP 390 Interlocken, Broomfield, CO	—	7,013	37,751	3,605	7,013	41,356	48,369	9,751	38,618	5-39	2002	2006
East Baltimore, Baltimore, MD	—	4,600	55,267	3,881	4,600	59,148	63,748	11,644	52,104	5-39	1989	2007
Park Ten II, Houston, TX	—	1,300	31,712	409	1,300	32,121	33,421	5,700	27,721	5-39	2006	2006
Lakeside Crossing, Maryland Heights, MO	—	1,900	16,192	2	1,900	16,194	18,094	2,525	15,569	5-39	2008	2008
Dulles Virginia, Sterling, VA	—	4,813	13,285	3,828	4,813	17,113	21,926	2,078	19,848	5-39	1999	2008
Stonecroft, Chantilly, VA	—	2,102	18,003	0	2,102	18,003	20,105	2,540	17,565	5-39	2008	2009
Eden Bluff, Eden Prairie, MN	—	5,422	9,294	0	5,422	9,294	14,716	1,310	13,406	5-39	2006	2009
121 South Eight Street, Minneapolis, MN	—	8,628	15,214	8,575	8,628	23,789	32,417	2,450	29,967	5-39	1974	2010
909 Davis, Evanston, IL	—	4,912	18,229	317	4,912	18,546	23,458	1,611	21,847	5-39	2002	2011
Emperor Boulevard, Durham, NC	—	2,423	53,997	52	2,423	54,049	56,472	5,311	51,161	5-39	2009	2011
Legacy Tennyson Center, Plano, TX	—	3,067	22,064	0	3,067	22,064	25,131	2,169	22,962	5-39	2008	2011
One Legacy Circle, Plano, TX	—	2,590	36,608	952	2,590	37,560	40,150	3,857	36,293	5-39	2008	2011
One Ravinia Drive, Atlanta, GA	—	2,686	35,125	2,742	2,686	37,867	40,553	2,558	37,995	5-39	1985	2012
Westchase I & II, Houston, TX	—	8,491	121,508	1,930	8,491	123,438	131,929	6,956	124,973	5-39	2008	2012
1999 Broadway, CO	—	16,334	137,726	1,298	16,334	139,024	155,358	5,664	149,694	5-39	1986	2013
999 Peachtree, GA	—	10,187	107,727	818	10,187	108,545	118,732	4,168	114,564	5-39	1987	2013
1001 17th Street, CO	—	17,413	165,058	202	17,413	165,260	182,673	5,646	177,027	5-39	2006	2013
Balance — Real Estate	—	$184,425	$1,487,981	$118,185	$183,930	$1,606,661	$1,790,591	$266,284	$1,524,307

(1)   There are no encumbrances on the above properties.   (2)    The aggregate cost for Federal Income Tax purposes is $1,966,780.   (3)   Original date of acquisition by Sponsored Entity.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,
(in thousands)	2014	2013	2012
Real estate investments, at cost:
Balance, beginning of year	$1,790,590	$1,323,384	$1,158,808
Acquisitions	—	454,445	167,812
Improvements	16,589	20,768	16,784
Assets held for sale	—	—	(8,007)
Dispositions	(16,588)	(8,007)	(20,020)
Balance -Real Estate	1,790,591	1,790,590	1,315,377

Assets held for sale	—	—	8,007
Balance, end of year	$1,790,591	$1,790,590	$1,323,384

Accumulated depreciation:
Balance, beginning of year	$222,252	$180,756	$152,587
Depreciation	48,982	41,763	33,563
Assets held for sale	—	—	(167)
Dispositions	(4,950)	(267)	(5,394)
Balance - Accumulated Depreciation	266,284	222,252	180,589

Assets held for sale	—	—	167
Balance, end of year	$266,284	$222,252	$180,756