Form 10-Q
period 2015-03-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2015-04-28
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

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

YES ☐  NO ☒

The number of shares of common stock outstanding as of April 24, 2015 was 100,187,405.

Franklin Street Properties Corp.

Form 10-Q

Quarterly Report

March 31, 2015

PART I — FINANCIAL INFORMATION

Item 1.                                 Financial Statements

Franklin Street Properties Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share and par value amounts)	2015	2014
Assets:
Real estate assets:
Land	$174,707	$183,930
Buildings and improvements	1,581,524	1,604,984
Fixtures and equipment	1,724	1,677
	1,757,955	1,790,591
Less accumulated depreciation	271,058	266,284
Real estate assets, net	1,486,897	1,524,307
Acquired real estate leases, less accumulated amortization of $105,045 and $101,838, respectively	124,337	138,714
Investment in non-consolidated REITs	78,228	78,611
Cash and cash equivalents	14,945	7,519
Restricted cash	56	742
Tenant rent receivables, less allowance for doubtful accounts of $330 and $325, respectively	4,587	4,733
Straight-line rent receivable, less allowance for doubtful accounts of $162 and $162, respectively	45,498	47,021
Prepaid expenses and other assets	13,526	10,292
Related party mortgage loan receivables	93,641	93,641
Other assets: derivative asset	774	3,020
Office computers and furniture, net of accumulated depreciation of $1,109 and $1,036, respectively	588	609
Deferred leasing commissions, net of accumulated amortization of $17,429 and $16,944, respectively	26,335	27,181
Total assets	$1,889,412	$1,936,390

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$240,000	$268,000
Term loans payable	620,000	620,000
Accounts payable and accrued expenses	36,065	42,561
Accrued compensation	1,241	3,758
Tenant security deposits	4,019	4,248
Other liabilities: derivative liability	9,836	7,268
Acquired unfavorable real estate leases, less accumulated amortization of $9,218 and $8,687, respectively	9,921	10,908
Total liabilities	921,082	956,743

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 100,187,405 and 100,187,405 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,273,556	1,273,556
Accumulated other comprehensive loss	(9,062)	(4,248)
Accumulated distributions in excess of accumulated earnings	(296,174)	(289,671)
Total stockholders’ equity	968,330	979,647
Total liabilities and stockholders’ equity	$1,889,412	$1,936,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2015	2014

Revenue:
Rental	$59,013	$61,597
Related party revenue:
Management fees and interest income from loans	1,473	1,643
Other	21	23
Total revenue	60,507	63,263

Expenses:
Real estate operating expenses	15,356	15,071
Real estate taxes and insurance	10,048	9,251
Depreciation and amortization	22,672	24,300
Selling, general and administrative	3,691	3,272
Interest	6,187	7,176

Total expenses	57,954	59,070

Income before interest income, equity in losses of non-consolidated REITs and taxes	2,553	4,193
Interest income	1	1
Equity in losses of non-consolidated REITs	(322)	(484)
Gain on sale of properties, less applicable income tax	10,462	—

Income before taxes on income	12,694	3,710
Taxes on income	161	137

Net income	$12,533	$3,573

Weighted average number of shares outstanding, basic and diluted	100,187	100,187

Earnings per share, basic and diluted:
Net income per share, basic and diluted	$0.13	$0.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Other Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2015	2014

Net income	$12,533	$3,573

Other comprehensive income:
Unrealized loss on derivative financial instruments	(4,814)	(2,301)
Total other comprehensive income	(4,814)	(2,301)

Comprehensive income	$7,719	$1,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$12,533	$3,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	23,189	24,797
Amortization of above market lease	6	(11)
Equity in losses of non-consolidated REITs	322	484
Gain on sale of properties, less applicable income tax	(10,462)	—
Changes in operating assets and liabilities:
Restricted cash	686	(45)
Tenant rent receivables	146	(933)
Straight-line rents	(69)	(1,784)
Lease acquisition costs	(3)	(347)
Prepaid expenses and other assets	283	800
Accounts payable, accrued expenses and other items	(7,706)	(7,257)
Accrued compensation	(2,517)	(1,958)
Tenant security deposits	(230)	231
Payment of deferred leasing commissions	(1,116)	(1,113)
Net cash provided by operating activities	15,062	16,437
Cash flows from investing activities:
Property improvements, fixtures and equipment	(4,298)	(4,850)
Distributions in excess of earnings from non-consolidated REITs	27	27
Investment in related party mortgage loan receivable	—	(2,170)
Proceeds received on sales of real estate assets	47,671	—
Changes in deposits on real estate assets	(4,000)	—
Net cash provided by (used in) investing activities	39,400	(6,993)
Cash flows from financing activities:
Distributions to stockholders	(19,036)	(19,036)
Borrowings under bank note payable	20,000	10,000
Repayments of bank note payable	(48,000)	—
Net cash used in financing activities	(47,036)	(9,036)
Net increase in cash and cash equivalents	7,426	408
Cash and cash equivalents, beginning of year	7,519	19,623
Cash and cash equivalents, end of period	$14,945	$20,031

Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$2,998	$1,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Organization, Properties, Basis of Presentation, Financial Instruments and Recent Accounting Standards

Organization

Franklin Street Properties Corp. (“FSP Corp.” or the “Company”), holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC, FSP Holdings LLC and FSP Protective TRS Corp.  FSP Property Management LLC provides asset management and property management services.  The Company also has a non-controlling common stock interest in nine corporations organized to operate as real estate investment trusts (“REIT”) and a non-controlling preferred stock interest in two of those REITs.  Collectively, the nine REITs are referred to as the “Sponsored REITs”.

As of March 31, 2015, the Company owned and operated a portfolio of real estate consisting of 36 properties, managed nine Sponsored REITs and held five promissory notes secured by mortgages on real estate owned by Sponsored REITs, including one mortgage loan, one construction loan and three revolving lines of credit.  From time-to-time, the Company may acquire real estate, make additional secured loans or acquire a Sponsored REIT.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s number of properties and rentable square feet of real estate:

	As of March 31,
	2015	2014
Commercial real estate:
Number of properties	36	39
Rentable square feet	9,310,131	9,686,055

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company include all the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015 or for any other period.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This update requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances.  This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted.  The implementation of this update is not expected to cause any significant changes to the condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application. The implementation of this update is not expected to cause any material changes to the condensed consolidated financial statements other than the reclassification of debt issuance costs from assets to contra liabilities on the condensed consolidated balance sheets. As of March 31, 2015 and December 31, 2014, $7.1 million and $7.6 million, respectively, would be reclassified from assets to contra liabilities on the condensed consolidated balance sheets.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. We are currently assessing the potential impact that the adoption of ASU 2015-02 will have on the condensed consolidated financial statements.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.     Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At March 31, 2015 and December 31, 2014, the Company held a common stock interest in 9 and 10 Sponsored REITs, respectively.  The Company holds a non-controlling preferred stock investment in two of these Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

During the year ended December 31, 2014, properties owned by four Sponsored REITs were sold and, thereafter, liquidating distributions for their preferred shareholders were declared and issued.  The Company held a mortgage loan with two of these entities secured by the property owned by FSP Galleria North Corp. (“Galleria”) and the property owned by FSP Highland Place I Corp. (“Highland”).  The loan with Galleria in the principal amount of $13,880,000 was repaid from the proceeds of the sale and the loan with Highland in the principal amount of $3,395,000 was repaid from the proceeds of the sale.

During the three months ended March 31, 2015, a property owned by a Sponsored REIT was sold and, thereafter, liquidating distributions for their preferred shareholders were declared and issued.

Equity in losses of investment in non-consolidated REITs:

The following table includes equity in losses of investments in non-consolidated REITs

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Equity in loss of East Wacker	$285	$431
Equity in loss of Grand Boulevard	37	53
	$322	$484

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

The Company recorded distributions of $27,000 from non-consolidated REITs during the three months ended March 31, 2015 and 2014.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.             Related Party Transactions and Investments in Non-consolidated Entities (continued)

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $211,000 and $234,000 for the three months ended March 31, 2015 and 2014, respectively.

From time to time the Company may make secured loans (“Sponsored REIT Loans”) to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  The Company anticipates that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately one to three years, which may be extended from time to time by one year or longer.  Except for the mortgage loan which bears interest at a fixed rate, advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and most advances also require a 50 basis point draw fee.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.             Related Party Transactions and Investments in Non-consolidated Entities (continued)

The following is a summary of the Sponsored REIT Loans outstanding as of March 31, 2015:

(dollars in thousands)

			Maximum	Amount			Interest
		Maturity	Amount	Drawn at	Interest	Draw	Rate at
Sponsored REIT	Location	Date	of Loan	31-Mar-15	Rate (1)	Fee (2)	31-Mar-15

Secured revolving lines of credit
FSP Satellite Place Corp.	Duluth, GA	31-Mar-17	$5,500	$5,500	L+4.4%	0.5%	4.57%
FSP 1441 Main Street Corp.	Columbia, SC	31-Mar-16	10,800	9,000	L+4.4%	0.5%	4.57%
FSP Energy Tower I Corp.	Houston, TX	3-Jul-15	20,000	8,600	L+5.0%	0.5%	5.17%

Secured construction loan
FSP 385 Interlocken Development Corp.	Broomfield, CO	30-Apr-16	42,000	37,541	L+4.4%	n/a	4.57%

Mortgage loan secured by property
FSP Energy Tower I Corp.	Houston, TX	3-Jul-15	33,000	33,000	6.41%	n/a	6.41%
			$111,300	$93,641

(1) The interest rate is 30-day LIBOR rate plus the additional rate indicated, otherwise a fixed rate.

(2) The draw fee is a percentage of each new advance, and is paid at the time of each new draw.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $1,262,000 and $1,409,000 for the three months ended March 31, 2015 and 2014, respectively.

Non-consolidated REITs:

The balance sheet data below for 2015 and 2014 includes the 9 and 10 Sponsored REITs the Company held an interest in as of March 31, 2015 and December 31, 2014, respectively.  The operating data below for 2015 and 2014 include the operations of the 10 and 14 Sponsored REITs in which the Company held an interest in during the three months ended March 31, 2015 and 2014, respectively.

Summarized financial information for these Sponsored REITs is as follows:

	March 31,	December 31,
(in thousands)	2015	2014

Balance Sheet Data (unaudited):
Real estate, net	$421,849	$451,822
Other assets	105,791	127,259
Total liabilities	(200,754)	(203,239)
Shareholders’ equity	$326,886	$375,842

	For the Three Months Ended
	March 31,
(in thousands)	2015	2014

Operating Data (unaudited):
Rental revenues	$13,900	$23,305
Other revenues	2	14
Operating and maintenance expenses	(8,235)	(11,746)
Depreciation and amortization	(4,975)	(7,677)
Interest expense	(2,457)	(3,431)
Net income	$(1,765)	$465

3.     Bank Note Payable and Term Note Payable

BMO Term Loan

On October 29, 2014, the Company entered into an Amended and Restated Credit Agreement (the “BMO Credit Agreement”) with the lending institutions referenced in the BMO Credit Agreement and Bank of Montreal, as administrative agent, that continued a single, unsecured term loan borrowing in the amount of $220,000,000 (the “BMO Term Loan”).  On August 26, 2013, the Company drew down the entire $220,000,000 under the BMO Term Loan, which remains fully advanced and outstanding under the BMO Credit Agreement. The BMO Term Loan matures on August 26, 2020. The BMO Credit Agreement also includes an accordion feature that allows up to $50,000,000 of additional loans, subject to receipt of lender commitments and satisfaction of certain customary conditions.

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at March 31, 2015) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at March 31, 2015).

Although the interest rate on the BMO Term Loan is variable, the Company is permitted to hedge the base LIBOR interest rate by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, as of March 31, 2015, the effective interest rate on the BMO Term Loan was 3.97% per annum.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.     Bank Note Payable and Term Note Payable (continued)

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BMO Term Loan financial covenants as of March 31, 2015.

The Company may use the proceeds of the loans under the BMO Credit Agreement to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BMO Credit Agreement.

BAML Credit Facility

On October 29, 2014, the Company entered into a Second Amended and Restated Credit Agreement (the “BAML Credit Agreement”) with the lending institutions referenced in the BAML Credit Agreement and those lenders from time to time party thereto and Bank of America, N.A., as administrative agent, L/C Issuer and Swing Line Lender (the “BAML Credit Facility”) that continued an existing unsecured credit facility comprised of both a revolving line of credit (the “BAML Revolver) and a term loan (the “BAML Term Loan”).

BAML Revolver Highlights

•                  The BAML Revolver is for borrowings, at the Company’s election, of up to $500,000,000.  Borrowings made pursuant to the BAML Revolver may be revolving loans, swing line loans or letters of credit, the combined sum of which may not exceed $500,000,000 outstanding at any time.

•                  Borrowings made pursuant to the BAML Revolver may be borrowed, repaid and reborrowed from time to time until the initial maturity date of October 29, 2018. The Company has the right to extend the initial maturity date of the BAML Revolver by an additional 12 months, or until October 29, 2019, upon payment of a fee and satisfaction of certain customary conditions.

•                  The BAML Revolver includes an accordion feature that allows for up to $250,000,000 of additional borrowing capacity subject to receipt of lender commitments and satisfaction of certain customary conditions.

As of March 31, 2015, there were borrowings of $240,000,000 outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.25% over LIBOR at March 31, 2015) or (ii) a margin over the base rate depending on the Company’s credit rating (0.25% over the base rate at March 31, 2015). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $500,000,000 (0.25% at March 31, 2015).

Based upon the Company’s credit rating, as of March 31, 2015, the weighted average interest rate on the BAML Revolver was 1.42% per annum and there were borrowings of $240,000,000 outstanding.  As of December 31, 2014, the weighted average interest rate on the BAML Revolver was 1.41% per annum and there were borrowings of $268,000,000 outstanding. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the three months ended March 31, 2015 was approximately 1.42% per annum.  The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2014 was approximately 1.60% per annum.

BAML Term Loan Highlights

•                  The BAML Term Loan is for $400,000,000.

•                  The BAML Term Loan matures on September 27, 2017.

•                  On September 27, 2012, the Company drew down the entire $400,000,000 and such amount remains fully advanced and outstanding under the BAML Credit Agreement.

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.45% over LIBOR at March 31, 2015) or (ii) a margin over the base rate depending on the Company’s credit rating (0.45% over the base rate at March 31, 2015). The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.     Bank Note Payable and Term Note Payable (continued)

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement.  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years, until the September 27, 2017 maturity date.  Accordingly, based upon the Company’s credit rating, as of March 31, 2015, the effective interest rate on the BAML Term Loan was 2.20% per annum.

BAML Credit Facility General Information

The BAML Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The BAML Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BAML Credit Facility financial covenants as of March 31, 2015.

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

4.     Financial Instruments: Derivatives and Hedging

On August 26, 2013, the Company fixed the interest rate for seven years on the BMO Credit Agreement with an interest rate swap agreement (the “BMO Interest Rate Swap”) and on September 27, 2012, the Company fixed the interest rate for five years on the BAML Term Loan with an interest rate swap agreement (the “BAML Interest Rate Swap”). The variable rates that were fixed under the BMO Interest Rate Swap and the BAML Interest Rate Swap are described in Note 3.

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

The following table summarizes the notional and fair value of our derivative financial instruments at March 31, 2015.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(9,836)
BAML Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$774

On March 31, 2015, the BMO Interest Rate Swap was reported as a liability at its fair value of approximately $9.8 million and the BAML Interest Rate Swap was reported as an asset at its fair value of approximately $0.8 million.  These are included in other liabilities: derivative liability and other assets: derivative asset on the condensed consolidated balance sheet at March 31, 2015 and December 31, 2014, respectively.  Offsetting adjustments are reported as unrealized gains or losses on derivative financial instruments in accumulated other comprehensive income of $4.8 million.  During the three months ended March 31, 2015, $1.8 million was reclassified out of other comprehensive income and into interest expense.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.     Financial Instruments: Derivatives and Hedging (continued)

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $1.5 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

5.     Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at March 31, 2015 and 2014, respectively.

6.     Stockholders’ Equity

As of March 31, 2015, the Company had 100,187,405 shares of common stock outstanding.

Equity Offerings

On May 6, 2010, the Company entered into an on demand offering sales agreement whereby the Company may offer and sell up to an aggregate gross sales price of $75 million of its common stock from time to time (the “ATM Sales Program”).  The on demand offering sales agreement for the ATM Sales Program was amended on April 27, 2012 in connection with the Company’s filing of a new Registration Statement on Form S-3.  Sales of shares of the Company’s common stock depend upon market conditions and other factors determined by the Company and may be deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by the Company in writing.  The Company has no obligation to sell any shares of its common stock, and may at any time suspend solicitation and offers. During the three months ended March 31, 2015, the Company did not sell any shares under the ATM Sales Program.  As of March 31, 2015, the Company was authorized to offer and sell a remainder of approximately $34.3 million of its shares of common stock under the ATM Sales Program.

The Company declared and paid dividends as follows (in thousands, except per share amounts):

Quarter Paid	Dividends Per Share	Total Dividends

First quarter of 2015	$0.19	$19,036
First quarter of 2014	$0.19	$19,036

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

The Company is subject to business tax (the “Revised Texas Franchise Tax”).  The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure it is considered an income tax.  The Company recorded a provision for income taxes on its income statement of $159,000 and $127,000 for the three months ended March 31, 2015 and 2014, respectively.

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.  The gross amount of NOLs available to the Company was $13,041,000, as of March 31, 2015 and December 31, 2014.

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

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

(Unaudited)

7.                        Income Taxes (continued)

	For the
	Three Months Ended
	March 31,
(in thousands)	2015	2014

Revised Texas franchise tax	$159	$127
Other Taxes	2	10
Income tax expense	$161	$137

Taxes on income are a current tax expense.  No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

8.                                      Dispositions of properties

The Company sold an office property located in Plano, Texas on February 23, 2015 at a $1.5 million gain and an office property located in Eden Prairie, Minnesota on March 31, 2015 at a $9.0 million gain.  The disposal of the properties does not represent a strategic shift that has a major effect on the Company’s operations and financial results.  Accordingly, the properties remain classified within continuing operations for all periods presented.

9.                                      Subsequent Events

On April 8, 2015, the Company acquired an office property with approximately 442,130 rentable square feet of space for $78.0 million located in the Central Perimeter Submarket of Atlanta, Georgia.

On April 10 2015, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on May 14, 2015 to stockholders of record on April 24, 2015.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014.  Historical results and percentage relationships set forth in the condensed consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, uncertainties relating to fiscal policy, changes in government regulations and regulatory uncertainty, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  See Part II, Item 1A. “Risk Factors” below.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

FSP Corp., or we, or the Company, operates in the real estate operations segment. The real estate operations segment involves real estate rental operations, leasing, secured financing of real estate and services provided for asset management, property management, property acquisitions, dispositions and development.  Our current strategy is to invest in select urban infill and central business district properties, with primary emphasis on our top five markets of Atlanta, Dallas, Denver, Houston and Minneapolis.  We believe that our top five markets have macro-economic drivers that have the potential to increase occupancies and rents.  We will also monitor San Diego, Silicon Valley, Greater Boston, Raleigh-Durham, and Greater Washington, DC, as well as other markets, for opportunistic investments.  FSP Corp. seeks value-oriented investments with an eye towards long-term growth and appreciation, as well as current income.

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

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  On an on-going basis, we evaluate our estimates.  In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.  The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.  No changes to our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This update requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances.  This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted.  The implementation of this update is not expected to cause any significant changes to the condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application. The implementation of this update is not expected to cause any material changes to the condensed consolidated financial statements other than the reclassification of debt issuance costs from assets to contra liabilities on the condensed consolidated balance sheets. As of March 31, 2015 and December 31, 2014, $7.1 million and $7.6 million, respectively, would be reclassified from assets to contra liabilities on the condensed consolidated balance sheets.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. We are currently assessing the potential impact that the adoption of ASU 2015-02 will have on the condensed consolidated financial statements.

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

Real Estate Operations

Leasing

Our real estate portfolio was approximately 90.4% leased as of March 31, 2015, a decrease from 92.8% as of December 31, 2014.  The 2.4% decrease in leased space was a result of lease expirations and terminations during 2015 that were not leased at March 31, 2015.  As of March 31, 2015 we had 897,000 square feet of vacancy in our portfolio compared to 689,000 square feet of vacancy at December 31, 2014.  During the three months ended March 31, 2015, we leased approximately 208,000 square feet of office space, of which approximately 135,000 square feet were with existing tenants, at a weighted average term of 4.0 years.  On average, tenant improvements for such leases were $10.71 per square foot, lease commissions were $4.31 per square foot and rent concessions were approximately two months of free rent.  Average GAAP base rents under such leases were $24.59 per square foot, or 10.5% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2014.

As of March 31, 2015, leases for approximately 3.8% and 10.8% of the square footage in our portfolio are scheduled to expire during 2015 and 2016, respectively.  As the second quarter of 2015 begins, we believe that our property portfolio is well stabilized, with a balanced lease expiration schedule.

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

Real Estate Acquisition and Investment Activity

During 2015:

•                  on April 8, we acquired an office property with approximately 442,130 rentable square feet of space for $78.0 million located in the Central Perimeter Submarket of Atlanta, Georgia.

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

Dispositions of Properties

During 2015, we sold an office property located in Plano, Texas on February 23, 2015 at a $1.5 million gain and sold an office property located in Eden Prairie, Minnesota on March 31, 2015 at a $9.0 million gain.  During 2014, we sold an office property located in Colorado Springs, Colorado on December 3, 2014 at a $0.9 million gain. The disposal of these properties does not represent a strategic shift that has a major effect on the Company’s operations and financial results.  Accordingly, the properties sold remain classified within continuing operations for all periods presented.

We will continue to evaluate our portfolio, and in the future may decide to dispose of additional properties from time-to-time in the ordinary course of business.  We believe that the current property sales environment is improving in many markets relative to both liquidity and pricing.  We believe that both improving office property fundamentals as well as attractive financing availability will likely be required to continue improvement in the marketplace for potential property dispositions.  As an important part of our total return strategy, we intend to be active in property dispositions when we believe that market conditions warrant such activity and, as a consequence, we continuously review and evaluate our portfolio of properties for potentially advantageous dispositions.

Results of Operations

The following table shows results for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
(in thousands)	2015	2014	Change
Revenue:
Rental	$59,013	$61,597	$(2,584)
Related party revenue:
Management fees and interest income from loans	1,473	1,643	(170)
Other	21	23	(2)
Total revenue	60,507	63,263	(2,756)

Expenses:
Real estate operating expenses	15,356	15,071	285
Real estate taxes and insurance	10,048	9,251	797
Depreciation and amortization	22,672	24,300	(1,628)
Selling, general and administrative	3,691	3,272	419
Interest	6,187	7,176	(989)
Total expenses	57,954	59,070	(1,116)

Income before interest income, equity in losses of non-consolidated REITs and taxes	2,553	4,193	(1,640)
Interest income	1	1	—
Equity in losses of non-consolidated REITs	(322)	(484)	162
Gain on sale of properties, less applicable income tax	10,462	—	10,462

Income before taxes on income	12,694	3,710	8,984
Taxes on income	161	137	24

Net income	$12,533	$3,573	$8,960

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014:

Revenues

Total revenues decreased by $2.8 million to $60.5 million for the quarter ended March 31, 2015, as compared to the quarter ended March 31, 2014.  The decrease was primarily a result of:

•                  A decrease in rental revenue of approximately $2.6 million arising primarily from loss of revenue from the disposition of a property on December 3, 2014 and the disposition of another property on February 23, 2015.  In addition, our leased space decreased approximately 4.1% to 90.4% in the real estate portfolio at March 31, 2015 compared to March 31, 2014.

•                  A decrease in interest income from loans to Sponsored REITs of approximately $0.2 million as a result of repayments of Sponsored REIT Loans in the last twelve months.

Expenses

Total expenses decreased by $1.1 million to $58.0 million for the quarter ended March 31, 2015, as compared to the quarter ended March 31, 2014.  The decrease was primarily a result of:

•                  A decrease in depreciation and amortization of $1.6 million as a result of the disposition of a property on December 3, 2014 and the disposition of another property on February 23, 2015.

•                  A decrease to interest expense of approximately $1.0 million to $6.2 million for the three months ended March 31, 2015 compared to the same period in 2014.  The decrease was attributable to a lower amount of debt outstanding and lower interest rates during the three months ended March 31, 2015 compared to the same period in 2014.

These decreases were partially offset by:

•                  An increase in real estate operating expenses and real estate taxes and insurance of approximately $1.1 million, which was primarily from increases to real estate taxes.

•                  An increase in selling, general and administrative expenses of approximately $0.4 million, which was primarily the result of increased personnel related expenses and professional fees.  We had 38 and 38 employees as of March 31, 2015 and 2014, respectively, at our headquarters in Wakefield, Massachusetts.

Equity in losses of non-consolidated REITs

Equity in losses from non-consolidated REITs decreased approximately $0.2 million to a loss of $0.3 million during the three months ended March 31, 2015 compared to the same period in 2014.  The decrease was primarily because equity in loss from our preferred stock investment in a Sponsored REIT, FSP 303 East Wacker Drive Corp., which we refer to as East Wacker, decreased during the three months ended March 31, 2015 compared to the same period in 2014.

Gain on sale of properties, less applicable income tax

During the three months ended March 31, 2015, we recorded gains on sale of two properties.  We sold an office property located in Plano, Texas on February 23, 2015 at a $1.5 million gain and an office property located in Eden Prairie, Minnesota on March 31, 2015 at a $9.0 million gain.  During the three months ended March 31, 2014, we did not sell any properties.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties that increased $32,000 and federal income taxes that decreased $8,000 for the three months ended March 31, 2015, compared to the three months ended March 31, 2014.

Net Income

Net Income for the three months ended March 31, 2015 was $12.5 million compared to $3.6 million for the three months ended March 31, 2014, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the
	Three Months Ended
	March 31,
(in thousands):	2015	2014

Net income (loss)	$12,533	$3,573
Gain on sale or properties, less applicable income tax	(10,462)	—
Equity in losses of non-consolidated REITs	322	484
FFO from non-consolidated REITs	601	419
Depreciation and amortization	22,678	24,289
NAREIT FFO	25,672	28,765
Acquisition costs of new properties	—	14

Funds From Operations	$25,672	$28,779

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

Net Operating Income (NOI)*

	Rentable
	Square Feet	Three Months Ended		Inc	%
(in thousands)	or RSF	31-Mar-15	31-Mar-14	(Dec)	Change
Region
East	1,442	$4,832	$4,726	$106	2.2%
MidWest	1,529	3,469	4,586	(1,117)	-24.4%
South	4,030	15,781	16,796	(1,015)	-6.0%
West	2,309	8,216	9,388	(1,172)	-12.5%
Same Store	9,310	32,298	35,496	(3,198)	-9.0%

Acquisitions	—	—	—	—	0.0%
Property NOI from the continuing portfolio	9,310	32,298	35,496	(3,198)	-9.0%
Dispositions and asset held for sale		726	1,077	(351)	-0.7%
Property NOI		$33,024	$36,573	$(3,549)	-9.7%

Same Store		$32,298	$35,496	$(3,198)	-9.0%

Nonrecurring
Items in NOI (a)		75	707	(632)	1.6%

Comparative
Same Store		$32,223	$34,789	$(2,566)	-7.4%

	Three Months
	Ended
Reconciliation to Net income	31-Mar-15	31-Mar-14
Net Income	$12,533	$3,573
Add (deduct):
Gain on sale of properties, less applicable income tax	(10,462)	—
Management fee income	(643)	(646)
Depreciation and amortization	22,672	24,300
Amortization of above/below market leases	6	(11)
Selling, general and administrative	3,691	3,272
Interest expense	6,187	7,176
Interest income	(1,262)	(1,410)
Equity in earnings of nonconsolidated REITs	322	484
Non-property specific items, net	(20)	(165)
Property NOI from the continuing portfolio	$33,024	$36,573

Dispositions and asset held for sale	—	—
Property NOI	$33,024	$36,573

(a)         Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the three months ending March 31, 2015 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	March 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2015 (a)	Square Feet (b)

Park Seneca	Charlotte	NC	1969	109,699	97,292	88.7%	$14.57
Forest Park	Charlotte	NC	1999	62,212	62,212	100.0%	14.08
Meadow Point	Chantilly	VA	1999	138,537	128,299	92.6%	28.43
Innsbrook	Glen Allen	VA	1999	298,456	298,187	99.9%	18.77
East Baltimore	Baltimore	MD	1989	325,445	264,554	81.3%	23.06
Loudoun Tech Center	Dulles	VA	1999	136,658	125,739	92.0%	19.54
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	38.33
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	35.86
East total				1,442,007	1,347,284	93.4%	24.99
Northwest Point	Elk Grove Village	IL	1999	176,848	176,848	100.0%	24.23
909 Davis Street	Evanston	IL	2002	195,245	191,164	97.9%	36.17
River Crossing	Indianapolis	IN	1998	205,059	204,403	99.7%	21.10
Timberlake	Chesterfield	MO	1999	232,766	101,882	43.8%	23.24
Timberlake East	Chesterfield	MO	2000	116,197	12,573	10.8%	24.88
Lakeside Crossing	Maryland Heights	MO	2008	127,778	127,778	100.0%	25.47
121 South 8th Street	Minneapolis	MN	1974	475,012	429,031	90.3%	15.03
Midwest total				1,528,905	1,243,678	81.3%	22.43
Blue Lagoon Drive	Miami	FL	2002	212,619	212,619	100.0%	23.44
One Overton Place	Atlanta	GA	2002	387,267	299,706	77.4%	24.89
Park Ten	Houston	TX	1999	157,460	99,357	63.1%	30.89
Addison Circle	Addison	TX	1999	294,053	249,827	85.0%	24.04
Collins Crossing	Richardson	TX	1999	300,472	298,970	99.5%	24.20
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	31.08
Park Ten Phase II	Houston	TX	2006	156,746	156,746	100.0%	31.52

The information presented below provides the weighted average GAAP rent per square foot for the three months ending March 31, 2015 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	March 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2015 (a)	Square Feet (b)

Liberty Plaza	Addison	TX	1985	218,934	197,041	90.0%	20.88
Legacy Tennyson Center	Plano	TX	1999/2008	202,600	202,600	100.0%	17.59
One Legacy Circle	Plano	TX	2008	214,110	214,110	100.0%	33.46
One Ravinia Drive	Atlanta	GA	1985	386,603	368,046	95.2%	22.88
Westchase I & II	Houston	TX	1983/2008	629,025	607,953	96.7%	33.44
999 Peachtree	Atlanta	GA	1987	621,946	597,877	96.1%	28.89
South Total				4,030,234	3,753,250	93.1%	27.25
380 Interlocken	Broomfield	CO	2000	240,185	230,121	95.8%	29.79
1999 Broadway	Denver	CO	1986	676,379	589,397	87.1%	32.57
1001 17th Street	Denver	CO	1977/2006	655,420	531,480	81.1%	35.84
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	24.27
390 Interlocken	Broomfield	CO	2002	241,516	171,984	71.2%	29.50
Hillview Center	Milpitas	CA	1984	36,288	36,288	100.0%	16.08
Federal Way	Federal Way	WA	1982	117,010	66,801	57.1%	18.76
Montague Business Center	San Jose	CA	1982	145,951	118,381	81.1%	16.39
West Total				2,308,985	1,940,687	84.0%	30.25

Grand Total				9,310,131	8,284,900	89.0%	26.86

(a) Based on weighted occupied square feet for the three months ended March 31, 2015, including month-to-month tenants, divided by the Property’s net rentable square footage.

(b) Represents annualized GAAP rental revenue for the three months ended March 31, 2015 per weighted occupied square foot.

Liquidity and Capital Resources

Cash and cash equivalents were $14.9 million and $7.5 million at March 31, 2015 and December 31, 2014, respectively. The increase of $7.4 million is attributable to $15.0 million provided by operating activities plus $39.4 million provided by investing activities, less $47.0 million used in financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $15.0 million is primarily attributable to net income of $12.5 excluding the gain on sale of properties of $10.5 million, plus the add-back of $23.5 million of non-cash activities, a $0.3 million decrease in prepaid and other assets and a $0.7 million decrease in restricted cash.  These increases were partially offset by a $10.2 million decrease in accounts payable and accrued expenses, $1.1 million in payments of deferred leasing commissions and a $0.2 million decrease in tenant security deposits.

Investing Activities

Our cash provided by investing activities for the three months ended March 31, 2015 of $39.4 million is primarily attributable to additions to $47.5 million in proceeds from the sale of two properties and was partially offset by purchases of real estate assets and office equipment investments and office equipment of approximately $4.3 million and a deposit we paid on a real estate acquisition in process of $4.0 million.

Financing Activities

Our cash used by financing activities for the three months ended March 31, 2015 of $47.0 million is primarily attributable to distributions paid to stockholders of $19.0 million and net borrowings under the BAML Revolver (as defined below) of $28.0 million.

BMO Term Loan

On October 29, 2014, the Company entered into an Amended and Restated Credit Agreement (the “BMO Credit Agreement”) with the lending institutions referenced in the BMO Credit Agreement and Bank of Montreal, as administrative agent, that continued a single, unsecured term loan borrowing in the amount of $220,000,000 (the “BMO Term Loan”).  On August 26, 2013, the Company drew down the entire $220,000,000 under the BMO Term Loan, which remains fully advanced and outstanding under the BMO Credit Agreement. The BMO Term Loan matures on August 26, 2020. The BMO Credit Agreement also includes an accordion feature that allows up to $50,000,000 of additional loans, subject to receipt of lender commitments and satisfaction of certain customary conditions.

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at March 31, 2015) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at March 31, 2015).

Although the interest rate on the BMO Term Loan is variable, the Company is permitted to hedge the base LIBOR interest rate by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, as of March 31, 2015, the effective interest rate on the BMO Term Loan was 3.97% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BMO Term Loan financial covenants as of March 31, 2015.

The Company may use the proceeds of the loans under the BMO Credit Agreement to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BMO Credit Agreement.

BAML Credit Facility

On October 29, 2014, the Company entered into a Second Amended and Restated Credit Agreement (the “BAML Credit Agreement”) with the lending institutions referenced in the BAML Credit Agreement and those lenders from time to time party thereto and Bank of America, N.A., as administrative agent, L/C Issuer and Swing Line Lender (the “BAML Credit Facility”) that continued an existing unsecured credit facility comprised of both a revolving line of credit (the “BAML Revolver) and a term loan (the “BAML Term Loan”).

BAML Revolver Highlights

•                  The BAML Revolver is for borrowings, at the Company’s election, of up to $500,000,000.  Borrowings made pursuant to the BAML Revolver may be revolving loans, swing line loans or letters of credit, the combined sum of which may not exceed $500,000,000 outstanding at any time.

•                  Borrowings made pursuant to the BAML Revolver may be borrowed, repaid and reborrowed from time to time until the initial maturity date of October 29, 2018. The Company has the right to extend the initial maturity date of the BAML Revolver by an additional 12 months, or until October 29, 2019, upon payment of a fee and satisfaction of certain customary conditions.

•                  The BAML Revolver includes an accordion feature that allows for up to $250,000,000 of additional borrowing capacity subject to receipt of lender commitments and satisfaction of certain customary conditions.

As of March 31, 2015, there were borrowings of $240,000,000 outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.25% over LIBOR at March 31, 2015) or (ii) a margin over the base rate depending on the Company’s credit rating (0.25% over the base rate at March 31, 2015). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $500,000,000 (0.25% at March 31, 2015).

Based upon the Company’s credit rating, as of March 31, 2015, the weighted average interest rate on the BAML Revolver was 1.42% per annum and there were borrowings of $240,000,000 outstanding.  As of December 31, 2014, the weighted average interest rate on the BAML Revolver was 1.41% per annum and there were borrowings of $268,000,000 outstanding.  The weighted average interest rate on all amounts outstanding on the BAML Revolver during the three months ended March 31, 2015 was approximately 1.42% per annum.  The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2014 was approximately 1.60% per annum.

BAML Term Loan Highlights

•                  The BAML Term Loan is for $400,000,000.

•                  The BAML Term Loan matures on September 27, 2017.

•                  On September 27, 2012, the Company drew down the entire $400,000,000 and such amount remains fully advanced and outstanding under the BAML Credit Agreement.

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.45% over LIBOR at March 31, 2015) or (ii) a margin over the base rate depending on the Company’s credit rating (0.45% over the base rate at March 31, 2015). The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating.

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement.  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years, until the September 27, 2017 maturity date.  Accordingly, based upon the Company’s credit rating, as of March 31, 2015, the effective interest rate on the BAML Term Loan was 2.20% per annum.

BAML Credit Facility General Information

The BAML Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The BAML Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BAML Credit Facility financial covenants as of March 31, 2015.

The Company may use the proceeds of the loans under the BAML Credit Agreement to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BAML Credit Agreement.

Equity Securities

On May 6, 2010, we entered into an on demand offering sales agreement that allows us to offer and sell up to an aggregate gross sales price of $75 million of our common stock from time to time, which we refer to as our ATM Sales Program.  The on demand offering sales agreement for the ATM Sales Program was amended on April 27, 2012 in connection with our filing of a new Registration Statement on Form S-3.  Sales of shares of our common stock depend upon market conditions and other factors determined by us and are deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange, as well as in negotiated transactions, if and to the extent agreed by us in writing.  We have no obligation to sell any shares of our common stock, and may at any time suspend solicitation and offers.  During the three months ended March 31, 2015, we did not sell any shares of our common stock under our ATM Sales Program.  As of March 31, 2015, we were authorized to offer and sell a remainder of approximately $34.3 million of our shares of common stock under the ATM Sales Program.

On January 12, 2015, we filed a new automatic shelf registration statement on Form S-3 on file with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our debt securities, common stock, preferred stock or depository shares.  From time-to-time, we expect to issue debt securities, common stock, preferred stock or depository shares under our existing automatic shelf registration statements or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of March 31, 2015, we were committed to fund up to $111.3 million to four Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $93.6 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Loans to Sponsored REITs

Sponsored REIT Loans

From time to time we may make secured loans (“Sponsored REIT Loans”) to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  We anticipate that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately one to three years, which may be extended from time to time by one year or longer.  Except a mortgage loan which bears interest at a fixed rate, advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and most advances also require a 50 basis point draw fee.

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

Additional information about our Sponsored REIT Loans outstanding as of March 31, 2015, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-consolidated Entities, Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  As of March 31, 2015 and December 31, 2014, if market rates on our outstanding borrowings under our BAML Revolver increased by 10% at maturity, or approximately 14 and 14 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.4 million and $0.4 million annually, respectively.  Based upon our credit rating, the interest rate on our borrowings on the BAML Revolver as of March 31, 2015 was LIBOR plus 125 basis points, or 1.42% per annum.  We do not believe that the interest rate risk represented by borrowings under our BAML Revolver is material as of March 31, 2015.

Although the interest rates on the BMO Term Loan and the BAML Credit Facility are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BAML Term Loan by entering into interest rate swap agreements.  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years (the “BMO Interest Rate Swap”).  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years (the “BAML Interest Rate Swap”).  Accordingly, based upon our credit rating, as of March 31, 2015, the interest rate on the BMO Term Loan was 3.97% per annum and the interest rate on the BAML Term Loan was 2.20% per annum.  The fair value of the BMO Interest Rate Swap and the BAML Interest Rate Swap is affected by changes in market interest rates.  We believe that we have mitigated interest rate risk with respect to the BMO Term Loan through the BMO Interest Rate Swap for the seven year term of the BMO Term Loan.  We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the BAML Interest Rate Swap for the five year term of the BAML Term Loan. The BMO Interest Rate Swap and the BAML Interest Rate Swap were our only derivative instruments as of March 31, 2015.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BMO Term Loan and our BAML Term Loan as of March 31, 2015 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(9,836)
BAML Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$774

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

We borrow from time-to-time under the BAML Revolver.  These borrowings bear interest at either (i) a rate equal to LIBOR plus 87.5 to 165 basis points depending on our credit rating at the time of the borrowing (LIBOR plus 125 basis points, or 1.42% at March 31, 2015) or (ii) a rate equal to the bank’s base rate plus up to 65 basis points depending on our credit rating at the time of the borrowing (the bank’s base rate plus 25 basis points, or 3.50% at March 31, 2015).  There were borrowings totaling $240.0 million and $268.0 million on the BAML Revolver, at a weighted average rate of 1.42% and 1.41% outstanding at March 31, 2015 and December 31, 2014, respectively.  We have drawn on the BAML Revolver, and intend to draw on the BAML Revolver in the future for a variety of corporate purposes, including the funding of Sponsored REIT Loans and the acquisition of properties that we acquire directly for our portfolio.  Information about our Sponsored REIT Loans as of March 31, 2015 is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-consolidated Entities, Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

The following table presents as of March 31, 2015, our contractual variable rate borrowings under our BAML Revolver, which matures on October 29, 2018, under our BAML Term Loan, which matures on September 27, 2017 and under our BMO Term Loan, which matures on August 26, 2020.  Under the BAML Revolver, we have the right to extend the initial maturity date by an additional 12 months, or until October 29, 2019, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2015	2016	2017	2018	2019	Thereafter
BAML Revolver	$240,000	$—	$—	$—	$240,000	$—	$—
BAML Term Loan	400,000			400,000	—	—
BMO Term Loan	220,000					—	220,000
Total	$860,000	$—	$—	$400,000	$240,000	$—	$220,000

Item 4.                     Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2014 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: April 28, 2015	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: April 28, 2015	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Condensed Consolidated Financial Statements.

Footnotes	Description

(1)	Incorporated by reference to FSP Corp.’s Form 8-A, filed on April 5, 2005 (File No. 001-32470).

(2)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 15, 2013 (File No. 001-32470).

*	Filed herewith.