Form 10-Q
period 2015-06-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2015-07-28
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

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

The number of shares of common stock outstanding as of July 24, 2015 was 100,187,405.

Franklin Street Properties Corp.

Form 10-Q

Quarterly Report

June 30, 2015

PART I — FINANCIAL INFORMATION

Item 1.           Financial Statements

Franklin Street Properties Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share and par value amounts)	2015	2014
Assets:
Real estate assets:
Land	$180,271	$183,930
Buildings and improvements	1,636,444	1,604,984
Fixtures and equipment	1,800	1,677
	1,818,515	1,790,591
Less accumulated depreciation	279,172	266,284
Real estate assets, net	1,539,343	1,524,307
Acquired real estate leases, less accumulated amortization of $110,884 and $101,838, respectively	126,926	138,714
Investment in non-consolidated REITs	78,164	78,611
Cash and cash equivalents	15,841	7,519
Restricted cash	48	742
Tenant rent receivables, less allowance for doubtful accounts of $250 and $325, respectively	2,886	4,733
Straight-line rent receivable, less allowance for doubtful accounts of $50 and $162, respectively	46,168	47,021
Prepaid expenses and other assets	9,096	10,292
Related party mortgage loan receivables	93,641	93,641
Other assets: derivative asset	918	3,020
Office computers and furniture, net of accumulated depreciation of $1,183 and $1,036, respectively	562	609
Deferred leasing commissions, net of accumulated amortization of $18,386 and $16,944, respectively	26,508	27,181
Total assets	$1,940,101	$1,936,390

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$300,000	$268,000
Term loans payable	620,000	620,000
Accounts payable and accrued expenses	39,199	42,561
Accrued compensation	2,327	3,758
Tenant security deposits	4,315	4,248
Other liabilities: derivative liability	7,632	7,268
Acquired unfavorable real estate leases, less accumulated amortization of $9,779 and $8,687, respectively	11,082	10,908
Total liabilities	984,555	956,743

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 100,187,405 and 100,187,405 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,273,556	1,273,556
Accumulated other comprehensive loss	(6,714)	(4,248)
Accumulated distributions in excess of accumulated earnings	(311,306)	(289,671)
Total stockholders’ equity	955,546	979,647
Total liabilities and stockholders’ equity	$1,940,101	$1,936,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014

Revenue:
Rental	$58,801	$60,994	$117,814	$122,591
Related party revenue:
Management fees and interest income from loans	1,412	1,671	2,885	3,314
Other	20	76	41	99
Total revenue	60,233	62,741	120,740	126,004

Expenses:
Real estate operating expenses	14,644	14,995	30,000	30,066
Real estate taxes and insurance	9,469	9,763	19,517	19,014
Depreciation and amortization	23,207	23,563	45,879	47,863
Selling, general and administrative	3,401	3,148	7,092	6,420
Interest	6,365	6,891	12,552	14,067

Total expenses	57,086	58,360	115,040	117,430

Income before interest income, equity in losses of non-consolidated REITs and taxes	3,147	4,381	5,700	8,574
Interest income	—	1	1	2
Equity in losses of non-consolidated REITs	(38)	(552)	(360)	(1,036)
Gain on sale of properties, less applicable income tax	948	—	11,410	—

Income before taxes on income	4,057	3,830	16,751	7,540
Taxes on income	154	117	315	254

Net income	$3,903	$3,713	$16,436	$7,286

Weighted average number of shares outstanding, basic and diluted	100,187	100,187	100,187	100,187

Earnings per share, basic and diluted:
Net income per share, basic and diluted	$0.04	$0.04	$0.16	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Other Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Net income	$3,903	$3,713	$16,436	$7,286

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	2,348	(4,335)	(2,466)	(6,636)
Total other comprehensive income (loss)	2,348	(4,335)	(2,466)	(6,636)

Comprehensive income (loss)	$6,251	$(622)	$13,970	$650

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$16,436	$7,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	46,913	48,854
Amortization of above market lease	(32)	63
Equity in losses of non-consolidated REITs	360	1,036
Gain on sale of properties, less applicable income tax	(11,410)	—
Increase (decrease) in allowance for doubtful accounts	(75)	125
Changes in operating assets and liabilities:
Restricted cash	694	(85)
Tenant rent receivables	1,922	2,110
Straight-line rents	(643)	(3,323)
Lease acquisition costs	(231)	(437)
Prepaid expenses and other assets	196	503
Accounts payable, accrued expenses and other items	(4,306)	(8,405)
Accrued compensation	(1,431)	(933)
Tenant security deposits	66	232
Payment of deferred leasing commissions	(2,737)	(3,908)
Net cash provided by operating activities	45,722	43,118
Cash flows from investing activities:
Property acquisitions	(66,104)	—
Acquired real estate leases	(10,604)	—
Property improvements, fixtures and equipment	(10,333)	(7,578)
Distributions in excess of earnings from non-consolidated REITs	54	54
Repayment of related party mortgage loan receivable	––	13,880
Investment in related party mortgage loan receivable	—	(2,570)
Proceeds received on sales of real estate assets	55,659	—
Net cash provided by (used in) investing activities	(31,328)	3,786
Cash flows from financing activities:
Distributions to stockholders	(38,072)	(38,072)
Borrowings under bank note payable	95,000	10,000
Repayments of bank note payable	(63,000)	(20,000)
Net cash used in financing activities	(6,072)	(48,072)
Net increase in cash and cash equivalents	8,322	(1,168)
Cash and cash equivalents, beginning of year	7,519	19,623
Cash and cash equivalents, end of period	$15,841	$18,455

Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$2,732	$2,428

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

As of June 30, 2015, the Company owned and operated a portfolio of real estate consisting of 36 properties, managed nine Sponsored REITs and held five promissory notes secured by mortgages on real estate owned by Sponsored REITs, including one mortgage loan, one construction loan and three revolving lines of credit.  From time-to-time, the Company may acquire real estate, make additional secured loans or acquire a Sponsored REIT.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s number of properties and rentable square feet of real estate:

	As of June 30,
	2015	2014
Commercial real estate:
Number of properties	36	39
Rentable square feet	9,639,740	9,686,215

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015 or for any other period.

Financial Instruments

The Company estimates that the carrying values of cash and cash equivalents, restricted cash, receivables, prepaid expenses, accounts payable and accrued expenses, accrued compensation, tenant security deposits approximate their fair values based on their short-term maturity and the bank note and term loans payable approximate their fair values.

Recent Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This update is effective for interim and annual reporting periods beginning after December 15, 2017.  The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the condensed consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application. The implementation of this update is not expected to cause any material changes to the condensed consolidated financial statements other than the reclassification of debt issuance costs from assets to contra liabilities on the condensed consolidated balance sheets. As of June 30, 2015 and December 31, 2014, $6.6 million and $7.6 million, respectively, would be reclassified from assets to contra liabilities on the condensed consolidated balance sheets.

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

2.              Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At June 30, 2015 and December 31, 2014, the Company held a common stock interest in 9 and 10 Sponsored REITs, respectively.  The Company holds a non-controlling preferred stock investment in two of these Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

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

During the six months ended June 30, 2015, a property owned by a Sponsored REIT was sold and, thereafter, liquidating distributions for their preferred shareholders were declared and issued.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.                                      Related Party Transactions and Investments in Non-consolidated Entities (continued)

Equity in losses of investment in non-consolidated REITs:

The following table includes equity in losses of investments in non-consolidated REITs

	Six Months Ended
	June 30,
(in thousands)	2015	2014
Equity in loss of East Wacker	$309	$960
Equity in loss of Grand Boulevard	51	76
	$360	$1,036

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

The Company recorded distributions of $54,000 from non-consolidated REITs during the six months ended June 30, 2015 and 2014.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $346,000 and $497,000 for the six months ended June 30, 2015 and 2014, respectively.

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

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.                                      Related Party Transactions and Investments in Non-consolidated Entities (continued)

The following is a summary of the Sponsored REIT Loans outstanding as of June 30, 2015:

			Maximum	Amount			Interest
		Maturity	Amount	Drawn at	Interest	Draw	Rate at
(dollars in thousands)	Location	Date	of Loan	30-Jun-15	Rate (1)	Fee (2)	30-Jun-15
Sponsored REIT

Secured revolving lines of credit
FSP Satellite Place Corp.	Duluth, GA	31-Mar-17	$5,500	$5,500	L+4.4%	0.5%	4.58%
FSP 1441 Main Street Corp.	Columbia, SC	31-Mar-16	10,800	9,000	L+4.4%	0.5%	4.58%
FSP Energy Tower I Corp.	Houston, TX	30-Jun-17	20,000	8,600	L+5.0%	0.5%	5.18%

Secured construction loan
FSP 385 Interlocken Development Corp.	Broomfield, CO	30-Apr-16	42,000	37,541	L+4.4%	n/a	4.58%

Mortgage loan secured by property
FSP Energy Tower I Corp.	Houston, TX	30-Jun-17	33,000	33,000	6.41%	n/a	6.41%

			$111,300	$93,641

(1) The interest rate is 30-day LIBOR rate plus the additional rate indicated, otherwise a fixed rate.

(2) The draw fee is a percentage of each new advance, and is paid at the time of each new draw.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $2,539,000 and $2,816,000 for the six months ended June 30, 2015 and 2014, respectively.

Non-consolidated REITs:

The balance sheet data below for 2015 and 2014 includes the 9 and 10 Sponsored REITs the Company held an interest in as of June 30, 2015 and December 31, 2014, respectively.  The operating data below for 2015 and 2014 include the operations of the 10 and 14 Sponsored REITs in which the Company held an interest in during the six months ended June 30, 2015 and 2014, respectively.

Summarized financial information for these Sponsored REITs is as follows:

	June 30,	December 31,
(in thousands)	2015	2014
Balance Sheet Data (unaudited):
Real estate, net	$421,429	$451,822
Other assets	101,701	127,259
Total liabilities	(198,575)	(203,239)
Shareholders’ equity	$324,555	$375,842

	For the Six Months Ended
	June 30,
(in thousands)	2015	2014
Operating Data (unaudited):
Rental revenues	$28,174	$23,305
Other revenues	25	14
Operating and maintenance expenses	(15,266)	(11,746)
Depreciation and amortization	(9,925)	(7,677)
Interest expense	(4,930)	(3,431)
Net income (loss)	$(1,922)	$465

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at June 30, 2015) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at June 30, 2015).

Although the interest rate on the BMO Term Loan is variable, the Company is permitted to hedge the base LIBOR interest rate by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, as of June 30, 2015, the effective interest rate on the BMO Term Loan was 3.97% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BMO Term Loan financial covenants as of June 30, 2015.

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

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.              Bank Note Payable and Term Note Payable (continued)

As of June 30, 2015, there were borrowings of $300,000,000 outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.25% over LIBOR at June 30, 2015) or (ii) a margin over the base rate depending on the Company’s credit rating (0.25% over the base rate at June 30, 2015). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $500,000,000 (0.25% at June 30, 2015).

Based upon the Company’s credit rating, as of June 30, 2015, the weighted average interest rate on the BAML Revolver was 1.43% per annum and there were borrowings of $300,000,000 outstanding.  As of December 31, 2014, the weighted average interest rate on the BAML Revolver was 1.41% per annum and there were borrowings of $268,000,000 outstanding.   The weighted average interest rate on all amounts outstanding on the BAML Revolver during the six months ended June 30, 2015 was approximately 1.43% per annum.  The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2014 was approximately 1.60% per annum.

BAML Term Loan Highlights

•                  The BAML Term Loan is for $400,000,000.

•                  The BAML Term Loan matures on September 27, 2017.

•                  On September 27, 2012, the Company drew down the entire $400,000,000 and such amount remains fully advanced and outstanding under the BAML Credit Agreement.

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.45% over LIBOR at June 30, 2015) or (ii) a margin over the base rate depending on the Company’s credit rating (0.45% over the base rate at June 30, 2015). The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating.

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement.  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years, until the September 27, 2017 maturity date.  Accordingly, based upon the Company’s credit rating, as of June 30, 2015, the effective interest rate on the BAML Term Loan was 2.20% per annum.

BAML Credit Facility General Information

The BAML Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The BAML Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BAML Credit Facility financial covenants as of June 30, 2015.

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

The following table summarizes the notional and fair value of our derivative financial instruments at June 30, 2015.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(7,632)
BAML Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$918

On June 30, 2015, the BMO Interest Rate Swap was reported as a liability at its fair value of approximately $7.6 million and the BAML Interest Rate Swap was reported as an asset at its fair value of approximately $0.9 million.  These are included in other liabilities: derivative liability and other assets: derivative asset on the condensed consolidated balance sheet at June 30, 2015 and December 31, 2014, respectively.  Offsetting adjustments are reported as unrealized gains or losses on derivative financial instruments in accumulated other comprehensive income of $2.5 million.  During the six months ended June 30, 2015, $3.5 million was reclassified out of other comprehensive income and into interest expense.

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

5.              Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at June 30, 2015 and 2014, respectively.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

(Unaudited)

6.              Stockholders’ Equity

As of June 30, 2015, the Company had 100,187,405 shares of common stock outstanding.  The Company declared and paid dividends as follows (in thousands, except per share amounts):

Quarter Paid	Dividends Per Share	Total Dividends

First quarter of 2015	$0.19	$19,036
Second quarter of 2015	$0.19	$19,035

First quarter of 2014	$0.19	$19,036
Second quarter of 2014	$0.19	$19,035

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

The Company is subject to business tax (the “Revised Texas Franchise Tax”).  The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure it is considered an income tax.  The Company recorded a provision for the Revised Texas Franchise Tax of $295,000 and $244,000 for the six months ended June 30, 2015 and 2014, respectively.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

(Unaudited)

7.                        Income Taxes (continued)

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.  The gross amount of NOLs available to the Company was $13,041,000, as of June 30, 2015 and December 31, 2014.

Income Tax Expense

The income tax expense reflected in the consolidated statements of income relates primarily to a franchise tax on our Texas properties.  FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties and the tax expenses associated with these activities are reported as Other Taxes in the table below:

	For the
	Six Months Ended
	June 30,
(in thousands)	2015	2014

Revised Texas franchise tax	$295	$244
Other Taxes	20	10
Income tax expense	$315	$254

Taxes on income are a current tax expense.  No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

8.                        Dispositions of properties

The Company sold an office property located in Plano, Texas on February 23, 2015 at a $1.5 million gain, an office property located in Eden Prairie, Minnesota on March 31, 2015 at a $9.0 million gain and an office property located in Charlotte, North Carolina on May 13, 2015 at a $0.9 million gain.  The disposal of the properties does not represent a strategic shift that has a major effect on the Company’s operations and financial results.  Accordingly, the properties remain classified within continuing operations for all periods presented.

9.                         Subsequent Events

On July 10, 2015, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on August 13, 2015 to stockholders of record on July 24, 2015.

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

Recent Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This update is effective for interim and annual reporting periods beginning after December 15, 2017.  The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the condensed consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application. The implementation of this update is not expected to cause any material changes to the condensed consolidated financial statements other than the reclassification of debt issuance costs from assets to contra liabilities on the condensed consolidated balance sheets. As of June 30, 2015 and December 31, 2014, $6.6 million and $7.6 million, respectively, would be reclassified from assets to contra liabilities on the condensed consolidated balance sheets.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of slow economic growth, with slowly declining unemployment from recent high levels, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit and interest rates.  In addition, the Federal Reserve Bank has indicated that it may begin to raise interest rates later in 2015.  Any increase in interest rates could result in increased borrowing costs to us.  However, we could also benefit from any further improved economic fundamentals and increasing levels of employment.  We believe that the economy is in the early stages of a cyclically-slower but prolonged broad-based upswing.  However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Real Estate Operations

Leasing

Our real estate portfolio was approximately 90.6% leased as of June 30, 2015, a decrease from 92.8% as of December 31, 2014.  The 2.2% decrease in leased space was a result of lease expirations and terminations during 2015 that were not leased at June 30, 2015, and the impact of the acquisition of a property on April 8, 2015 with 442,130 rentable square feet that was approximately 80% leased and the sale of three properties in 2015 with approximately 380,000 of rentable square feet in the aggregate that were approximately 98% leased in the aggregate.  As of June 30, 2015, we had 902,000 square feet of vacancy in our portfolio compared to 689,000 square feet of vacancy at December 31, 2014.  During the six months ended June 30, 2015, we leased approximately 547,000 square feet of office space, of which approximately 329,000 square feet were with existing tenants, at a weighted average term of 4.8 years.  On average, tenant improvements for such leases were $15.97 per square foot, lease commissions were $5.80 per square foot and rent concessions were approximately three months of free rent.  Average GAAP base rents under such leases were $26.38 per square foot, or 12.9% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2014.

As of June 30, 2015, leases for approximately 2.3% and 11.3% of the square footage in our portfolio are scheduled to expire during 2015 and 2016, respectively.  As the third quarter of 2015 begins, we believe that our property portfolio is well stabilized, with a balanced lease expiration schedule.

While we cannot generally predict when existing vacancy in our real estate portfolio will be leased or if existing tenants with expiring leases will renew their leases or what the terms and conditions of the lease renewals will be, we expect to renew or sign new leases at then-current market rates for locations in which the buildings are located, which could be above or below the expiring rates.  Also, even as the economy continues to slowly recover, we believe the potential for any of our tenants to default on its lease or to seek the protection of bankruptcy still exists.  If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment.  In addition, at any time, a tenant of one of our properties may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders.

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

Dispositions of Properties

During 2015, we sold an office property located in Plano, Texas on February 23, 2015 at a $1.5 million gain, sold an office property located in Eden Prairie, Minnesota on March 31, 2015 at a $9.0 million gain and sold an office property located in Charlotte, North Carolina on May 13, 2015 at a $0.9 million gain.  During 2014, we sold an office property located in Colorado Springs, Colorado on December 3, 2014 at a $0.9 million gain.

We will continue to evaluate our portfolio, and in the future may decide to dispose of additional properties from time-to-time in the ordinary course of business.  We believe that the current property sales environment continues to improve in many markets relative to both liquidity and pricing.  We believe that both improving office property fundamentals as well as attractive financing availability will likely be required to continue improvement in the marketplace for potential property dispositions.  As an important part of our total return strategy, we intend to be active in property dispositions when we believe that market conditions warrant such activity and, as a consequence, we continuously review and evaluate our portfolio of properties for potentially advantageous dispositions.

Results of Operations

The following table shows results for the three months ended June 30, 2015 and 2014:

	Three months ended June 30,
(in thousands)	2015	2014	Change
Revenue:
Rental	$58,801	$60,994	$(2,193)
Related party revenue:
Management fees and interest income from loans	1,412	1,671	(259)
Other	20	76	(56)
Total revenue	60,233	62,741	(2,508)

Expenses:
Real estate operating expenses	14,644	14,995	(351)
Real estate taxes and insurance	9,469	9,763	(294)
Depreciation and amortization	23,207	23,563	(356)
Selling, general and administrative	3,401	3,148	253
Interest	6,365	6,891	(526)
Total expenses	57,086	58,360	(1,274)

Income before interest income, equity in losses of non-consolidated REITs and taxes	3,147	4,381	(1,234)
Interest income	—	1	(1)
Equity in losses of non-consolidated REITs	(38)	(552)	514
Gain on sale of properties, less applicable income tax	948	—	948

Income before taxes on income	4,057	3,830	227
Taxes on income	154	117	37

Net income	$3,903	$3,713	$190

Comparison of the three months ended June 30, 2015 to the three months ended June 30, 2014:

Revenues

Total revenues decreased by $2.5 million to $60.2 million for the quarter ended June 30, 2015, as compared to the quarter ended June 30, 2014.  The decrease was primarily a result of:

•                  A decrease in rental revenue of approximately $2.2 million arising primarily from loss of revenue from the disposition of a property on December 3, 2014, the disposition of another property on February 23, 2015, the disposition of another property on March 31, 2015 and the disposition of another property on May 13, 2015.  In addition, our rental revenues decreased because leased space decreased approximately 3.5 percentage points to 90.6% in the real estate portfolio at June 30, 2015 compared to June 30, 2014.  These decreases were partially offset by increased rental revenue for a property we acquired on April 8, 2015.

•                  A decrease in interest income from loans to Sponsored REITs of approximately $0.3 million as a result of repayments of Sponsored REIT Loans in the last twelve months.

Expenses

Total expenses decreased by $1.3 million to $57.1 million for the quarter ended June 30, 2015, as compared to the quarter ended June 30, 2014.  The decrease was primarily a result of:

•                  A decrease in depreciation and amortization of $0.4 million as a result of the disposition of four properties in the last twelve months, which was partially offset by depreciation and amortization of a property we acquired on April 8, 2015.

•                  A decrease to interest expense of approximately $0.5 million to $6.4 million for the three months ended June 30, 2015 compared to the same period in 2014.  The decrease was primarily attributable to lower interest rates during the three months ended June 30, 2015 compared to the same period in 2014.

•                  A decrease in real estate operating expenses and real estate taxes and insurance of approximately $0.6 million, which was primarily from the disposition of four properties in the last twelve months, which was partially offset by real estate operating expenses from a property we acquired on April 8, 2015.

These decreases were partially offset by:

•                  An increase in selling, general and administrative expenses of approximately $0.2 million, which was primarily the result of increased personnel related expenses and professional fees.  We had 39 and 38 employees as of June 30, 2015 and 2014, respectively, at our headquarters in Wakefield, Massachusetts.

Equity in losses of non-consolidated REITs

Equity in losses from non-consolidated REITs decreased approximately $0.5 million to a loss of $38,000 during the three months ended June 30, 2015 compared to the same period in 2014.  The decrease was primarily because equity in loss from our preferred stock investment in a Sponsored REIT, FSP 303 East Wacker Drive Corp., which we refer to as East Wacker, decreased $0.5 million during the three months ended June 30, 2015 compared to the same period in 2014.

Gain on sale of properties, less applicable income tax

During the three months ended June 30, 2015, we recorded a gain on sale of a property.  We sold an office property located in Charlotte, North Carolina on May 13, 2015 at a $0.9 million gain.  During the three months ended June 30, 2014, we did not sell any properties.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties that increased $32,000 and federal and other income taxes decreased $8,000 for the three months ended June 30, 2015, compared to the three months ended June 30, 2014.

Net Income

Net Income for the three months ended June 30, 2015 was $3.9 million compared to $3.7 million for the three months ended June 30, 2014, for the reasons described above.

The following table shows results for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
(in thousands)	2015	2014	Change
Revenue:
Rental	$117,814	$122,591	$(4,777)
Related party revenue:
Management fees and interest income from loans	2,885	3,314	(429)
Other	41	99	(58)
Total revenue	120,740	126,004	(5,264)

Expenses:
Real estate operating expenses	30,000	30,066	(66)
Real estate taxes and insurance	19,517	19,014	503
Depreciation and amortization	45,879	47,863	(1,984)
Selling, general and administrative	7,092	6,420	672
Interest	12,552	14,067	(1,515)
Total expenses	115,040	117,430	(2,390)

Income before interest income, equity in losses of non-consolidated REITs and taxes	5,700	8,574	(2,874)
Interest income	1	2	(1)
Equity in losses of non-consolidated REITs	(360)	(1,036)	676
Gain on sale of properties, less applicable income tax	11,410	—	11,410

Income before taxes on income	16,751	7,540	9,211
Taxes on income	315	254	61

Net income	$16,436	$7,286	$9,150

Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014:

Revenues

Total revenues decreased by $5.3 million to $120.7 million for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.  The decrease was primarily a result of:

•                  A decrease in rental revenue of approximately $4.8 million arising primarily from loss of revenue from the disposition of a property on December 3, 2014, the disposition of another property on February 23, 2015, the disposition of another property on March 31, 2015 and the disposition of another property on May 13, 2015.  In addition, our rental revenues decreased because leased space decreased approximately 3.5 percentage points to 90.6% in the real estate portfolio at June 30, 2015 compared to June 30, 2014.    These decreases were partially offset by increased rental revenue for a property we acquired on April 8, 2015.

•                  A decrease in interest income from loans to Sponsored REITs of approximately $0.4 million as a result of repayments of Sponsored REIT Loans in the last twelve months.

Expenses

Total expenses decreased by $2.4 million to $115.0 million for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.  The decrease was primarily a result of:

•                  A decrease in depreciation and amortization of $2.0 million as a result of the disposition of four properties over the last twelve months, which was partially offset by depreciation and amortization of a property we acquired on April 8, 2015.

•                  A decrease to interest expense of approximately $1.5 million to $12.6 million for the six months ended June 30, 2015 compared to the same period in 2014.  The decrease was attributable to a lower amount of debt outstanding and lower interest rates during the six months ended June 30, 2015 compared to the same period in 2014.

These decreases were partially offset by:

•                  An increase in real estate operating expenses and real estate taxes and insurance of approximately $0.4 million, which was primarily from increases to real estate taxes and the acquisition of a property on April 8, 2015 and was  partially offset by dispositions of four properties over the last twelve months.

•                  An increase in selling, general and administrative expenses of approximately $0.7 million, which was primarily the result of increased personnel related expenses and professional fees.  We had 39 and 38 employees as of June 30, 2015 and 2014, respectively, at our headquarters in Wakefield, Massachusetts.

Equity in losses of non-consolidated REITs

Equity in losses from non-consolidated REITs decreased approximately $0.7 million to a loss of $0.4 million during the six months ended June 30, 2015 compared to the same period in 2014.  The decrease was primarily because equity in loss from our preferred stock investment in a Sponsored REIT, FSP 303 East Wacker Drive Corp., which we refer to as East Wacker, decreased $0.7 million during the six months ended June 30, 2015 compared to the same period in 2014.

Gain on sale of properties, less applicable income tax

During the six months ended June 30, 2015, we recorded gains on sale of three properties.  We sold an office property located in Plano, Texas on February 23, 2015 at a $1.5 million gain, an office property located in Eden Prairie, Minnesota on March 31, 2015 at a $9.0 million gain and an office property located in Charlotte, North Carolina on May 13, 2015 at a $0.9 million gain.  During the six months ended June 30, 2014, we did not sell any properties.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties that increased $51,000 and federal and other income taxes increased $10,000 for the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

Net Income

Net Income for the six months ended June 30, 2015 was $16.4 million compared to $7.3 million for the six months ended June 30, 2014, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands):	2015	2014	2015	2014

Net income (loss)	$3,903	$3,713	$16,436	$7,286
Gain on sale or properties, less applicable income tax	(948)	—	(11,410)	—
Equity in losses of non-consolidated REITs	38	552	360	1,036
FFO from non-consolidated REITs	885	351	1,486	770
Depreciation and amortization	23,168	23,638	45,846	47,927
NAREIT FFO	27,046	28,254	52,718	57,019
Acquisition costs of new properties	142	—	142	14

Funds From Operations	$27,188	$28,254	$52,860	$57,033

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

Net Operating Income (NOI)*

	Rentable			Six Months			Six Months
	Square Feet	Three Months Ended		Ended	Three Months Ended		Ended	Inc	%
(in thousands)	or RSF	31-Mar-15	30-Jun-15	30-Jun-15	31-Mar-14	30-Jun-14	30-Jun-14	(Dec)	Change
Region
East	1,333	$4,736	$4,648	$9,384	$4,577	$4,655	$9,232	$152	1.6%
MidWest	1,530	3,469	3,563	7,032	4,586	4,541	9,127	(2,095)	-23.0%
South	4,026	15,781	15,995	31,776	16,796	16,183	32,979	(1,203)	-3.6%
West	2,309	8,216	8,571	16,787	9,388	9,290	18,678	(1,891)	-10.1%
Same Store	9,198	32,202	32,777	64,979	35,347	34,669	70,016	(5,037)	-7.2%

Acquisitions	442	—	1,057	1,057	—	—	—	1,057	1.5%
Property NOI from the continuing portfolio	9,640	32,202	33,834	66,036	35,347	34,669	70,016	(3,980)	-5.7%
Dispositions		822	61	883	1,226	1,257	2,483	(1,600)	-2.1%
Property NOI		$33,024	$33,895	$66,919	$36,573	$35,926	$72,499	$(5,580)	-7.7%

Same Store		$32,202	$32,777	$64,979	$35,347	$34,669	$70,016	$(5,037)	-7.2%

Less Nonrecurring
Items in NOI (a)		75	81	156	707	287	994	(838)	1.1%

Comparative
Same Store		$32,127	$32,696	$64,823	$34,640	$34,382	$69,022	$(4,199)	-6.1%

	Three Months Ended		Six Months Ended	Three Months Ended		Six Months Ended
Reconciliation to Net income	31-Mar-15	30-Jun-15	30-Jun-15	31-Mar-14	30-Jun-14	30-Jun-14
Net Income	$12,533	$3,903	$16,436	$3,573	$3,713	$7,286
Add (deduct):
Gain on sale of properties, less applicable income taxes	(10,462)	(948)	(11,410)	—	—	—
Management fee income	(643)	(559)	(1,202)	(646)	(682)	(1,328)
Depreciation and amortization	22,672	23,207	45,879	24,300	23,563	47,863
Amortization of above/below market leases	6	(39)	(33)	(11)	74	63
Selling, general and administrative	3,691	3,401	7,092	3,272	3,148	6,420
Interest expense	6,187	6,365	12,552	7,176	6,891	14,067
Interest income	(1,262)	(1,278)	(2,540)	(1,410)	(1,408)	(2,818)
Equity in losses of non-consolidated REITs	322	38	360	484	552	1,036
Non-property specific items, net	(20)	(195)	(215)	(165)	75	(90)

Property NOI	$33,024	$33,895	$66,919	$36,573	$35,926	$72,499

(a)       Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the six months ending June 30, 2015 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	June 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2015(a)	Square Feet (b)

Forest Park	Charlotte	NC	1999	62,212	62,212	100.0%	$13.77
Meadow Point	Chantilly	VA	1999	138,537	128,313	92.6%	27.29
Innsbrook	Glen Allen	VA	1999	298,456	298,187	99.9%	18.74
East Baltimore	Baltimore	MD	1989	325,445	264,522	81.3%	23.13
Loudoun Tech Center	Dulles	VA	1999	136,658	125,753	92.0%	18.53
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	37.76
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	36.18
East total				1,332,308	1,249,987	93.8%	25.59
Northwest Point	Elk Grove Village	IL	1999	176,848	176,848	100.0%	23.17
909 Davis Street	Evanston	IL	2002	195,245	192,102	98.4%	35.91
River Crossing	Indianapolis	IN	1998	205,059	198,292	96.7%	19.55
Timberlake	Chesterfield	MO	1999	234,023	102,338	43.7%	24.03
Timberlake East	Chesterfield	MO	2000	116,197	24,297	20.9%	21.03
Lakeside Crossing	Maryland Heights	MO	2008	127,778	127,778	100.0%	24.47
121 South 8th Street	Minneapolis	MN	1974	475,012	428,461	90.2%	15.34
Midwest total				1,530,162	1,250,115	81.7%	22.03
Blue Lagoon Drive	Miami	FL	2002	212,619	212,619	100.0%	23.28
One Overton Place	Atlanta	GA	2002	387,267	302,378	78.1%	24.82
Park Ten	Houston	TX	1999	157,460	99,357	63.1%	31.66
Addison Circle	Addison	TX	1999	289,974	249,813	86.2%	23.77
Collins Crossing	Richardson	TX	1999	300,472	299,000	99.5%	24.15
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	31.37
Park Ten Phase II	Houston	TX	2006	156,746	156,746	100.0%	31.43

The information presented below provides the weighted average GAAP rent per square foot for the six months ending June 30, 2015 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	June 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2015 (a)	Square Feet (b)

Liberty Plaza	Addison	TX	1985	218,934	192,465	87.9%	20.65
Legacy Tennyson Center	Plano	TX	1999/2008	202,600	202,600	100.0%	17.60
One Legacy Circle	Plano	TX	2008	214,110	214,110	100.0%	33.33
One Ravinia Drive	Atlanta	GA	1985	386,603	368,046	95.2%	22.82
Two Ravinia Drive	Atlanta	GA	1987	442,130	335,621	75.9%	24.79
Westchase I & II	Houston	TX	1983/2008	629,025	605,248	96.2%	33.83
999 Peachtree	Atlanta	GA	1987	621,946	595,451	95.7%	28.90
South Total				4,468,285	4,081,852	91.4%	27.08
380 Interlocken	Broomfield	CO	2000	240,185	230,169	95.8%	29.39
1999 Broadway	Denver	CO	1986	676,379	586,962	86.8%	32.16
1001 17th Street	Denver	CO	1977/2006	655,420	544,851	83.1%	34.65
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	24.48
390 Interlocken	Broomfield	CO	2002	241,516	172,201	71.3%	28.40
Hillview Center	Milpitas	CA	1984	36,288	36,288	100.0%	16.28
Federal Way	Federal Way	WA	1982	117,010	67,515	57.7%	18.65
Montague Business Center	San Jose	CA	1982	145,951	118,381	81.1%	16.37
West Total				2,308,985	1,952,602	84.6%	29.71

Grand Total				9,639,740	8,534,557	88.5%	26.73

(a)              Based on weighted occupied square feet for the six months ended June 30, 2015, including month-to-month tenants, divided by the Property’s net rentable square footage.

(b)             Represents annualized GAAP rental revenue for the six months ended June 30, 2015 per weighted occupied square foot.

Liquidity and Capital Resources

Cash and cash equivalents were $15.8 million and $7.5 million at June 30, 2015 and December 31, 2014, respectively. The increase of $8.3 million is attributable to $45.7 million provided by operating activities less $31.3 million used in investing activities, less $6.1 million used in financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $45.7 million is primarily attributable to net income of $16.4 million excluding the gain on sale of properties of $11.4 million, plus the add-back of $46.5 million of non-cash activities, a $1.9 million decrease in tenant rent receivables, a $0.7 million decrease in restricted cash and a $0.2 million decrease in prepaid expenses.  These increases were partially offset by a $5.7 million decrease in accounts payable and accrued expenses, $2.7 million in payments of deferred leasing commissions and a $0.2 million increase in lease acquisition costs.

Investing Activities

Our cash used in investing activities for the six months ended June 30, 2015 of $31.3 million is primarily attributable to the acquisition of a property for approximately $76.7 million and purchases of real estate assets and office equipment investments and office equipment of approximately $10.3 million.  These uses were partially offset by $55.7 million in proceeds received from the sale of three properties.

Financing Activities

Our cash used by financing activities for the six months ended June 30, 2015 of $6.1 million is primarily attributable to distributions paid to stockholders of $38.1 million less net borrowings under the BAML Revolver (as defined below) of $32.0 million.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at June 30, 2015) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at June 30, 2015).

Although the interest rate on the BMO Term Loan is variable, the Company is permitted to hedge the base LIBOR interest rate by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, as of June 30, 2015, the effective interest rate on the BMO Term Loan was 3.97% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BMO Term Loan financial covenants as of June 30, 2015.

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

As of June 30, 2015, there were borrowings of $300,000,000 outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.25% over LIBOR at June 30, 2015) or (ii) a margin over the base rate depending on the Company’s credit rating (0.25% over the base rate at June 30, 2015). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $500,000,000 (0.25% at June 30, 2015).

Based upon the Company’s credit rating, as of June 30, 2015, the weighted average interest rate on the BAML Revolver was 1.43% per annum and there were borrowings of $300,000,000 outstanding.  As of December 31, 2014, the weighted average interest rate on the BAML Revolver was 1.41% per annum and there were borrowings of $268,000,000 outstanding.  The weighted average interest rate on all amounts outstanding on the BAML Revolver during the six months ended June 30, 2015 was approximately 1.43% per annum.  The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2014 was approximately 1.60% per annum.

BAML Term Loan Highlights

•                  The BAML Term Loan is for $400,000,000.

•                  The BAML Term Loan matures on September 27, 2017.

•                  On September 27, 2012, the Company drew down the entire $400,000,000 and such amount remains fully advanced and outstanding under the BAML Credit Agreement.

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.45% over LIBOR at June 30, 2015) or (ii) a margin over the base rate depending on the Company’s credit rating (0.45% over the base rate at June 30, 2015). The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating.

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement.  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years, until the September 27, 2017 maturity date.  Accordingly, based upon the Company’s credit rating, as of June 30, 2015, the effective interest rate on the BAML Term Loan was 2.20% per annum.

BAML Credit Facility General Information

The BAML Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The BAML Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BAML Credit Facility financial covenants as of June 30, 2015.

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

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of June 30, 2015, we were committed to fund up to $111.3 million to four Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $93.6 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Additional information about our Sponsored REIT Loans outstanding as of June 30, 2015, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-consolidated Entities, Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  As of June 30, 2015 and December 31, 2014, if market rates on our outstanding borrowings under our BAML Revolver increased by 10% at maturity, or approximately 14 and 14 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.4 million and $0.4 million annually, respectively.  Based upon our credit rating, the interest rate on our borrowings on the BAML Revolver as of June 30, 2015 was LIBOR plus 125 basis points, or 1.43% per annum.  We do not believe that the interest rate risk represented by borrowings under our BAML Revolver is material as of June 30, 2015.

Although the interest rates on the BMO Term Loan and the BAML Credit Facility are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BAML Term Loan by entering into interest rate swap agreements.  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years (the “BMO Interest Rate Swap”).  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years (the “BAML Interest Rate Swap”).  Accordingly, based upon our credit rating, as of June 30, 2015, the interest rate on the BMO Term Loan was 3.97% per annum and the interest rate on the BAML Term Loan was 2.20% per annum.  The fair value of the BMO Interest Rate Swap and the BAML Interest Rate Swap is affected by changes in market interest rates.  We believe that we have mitigated interest rate risk with respect to the BMO Term Loan through the BMO Interest Rate Swap for the seven year term of the BMO Term Loan.  We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the BAML Interest Rate Swap for the five year term of the BAML Term Loan. The BMO Interest Rate Swap and the BAML Interest Rate Swap were our only derivative instruments as of June 30, 2015.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BMO Term Loan and our BAML Term Loan as of June 30, 2015 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(7,632)
BAML Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$918

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

We borrow from time-to-time under the BAML Revolver.  These borrowings bear interest at either (i) a rate equal to LIBOR plus 87.5 to 165 basis points depending on our credit rating at the time of the borrowing (LIBOR plus 125 basis points, or 1.43% at June 30, 2015) or (ii) a rate equal to the bank’s base rate plus up to 65 basis points depending on our credit rating at the time of the borrowing (the bank’s base rate plus 25 basis points, or 3.50% at June 30, 2015).  There were borrowings totaling $300.0 million and $268.0 million on the BAML Revolver, at a weighted average rate of 1.43% and 1.41% outstanding at June 30, 2015 and December 31, 2014, respectively.  We have drawn on the BAML Revolver, and intend to draw on the BAML Revolver in the future for a variety of corporate purposes, including the funding of Sponsored REIT Loans and the acquisition of properties that we acquire directly for our portfolio.  Information about our Sponsored REIT Loans as of June 30, 2015 is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-consolidated Entities, Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

The following table presents as of June 30, 2015, our contractual variable rate borrowings under our BAML Revolver, which matures on October 29, 2018, under our BAML Term Loan, which matures on September 27, 2017 and under our BMO Term Loan, which matures on August 26, 2020.  Under the BAML Revolver, we have the right to extend the initial maturity date by an additional 12 months, or until October 29, 2019, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2015	2016	2017	2018	2019	Thereafter
BAML Revolver	$300,000	$—	$—	$—	$300,000	$—	$—
BAML Term Loan	400,000			400,000	—	—
BMO Term Loan	220,000					—	220,000
Total	$920,000	$—	$—	$400,000	$300,000	$—	$220,000

Item 4.                     Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: July 28, 2015	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: July 28, 2015	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Condensed Consolidated Financial Statements.

Footnotes	Description

(1)	Incorporated by reference to FSP Corp.’s Form 8-A, filed on April 5, 2005 (File No. 001-32470).

(2)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 15, 2013 (File No. 001-32470).

*	Filed herewith.