Form 10-Q
period 2015-09-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2015-10-27
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.

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

The number of shares of common stock outstanding as of October 23, 2015 was 100,187,405.

Franklin Street Properties Corp.

Form 10-Q

Quarterly Report

September 30, 2015

PART I — FINANCIAL INFORMATION

Item 1.           Financial Statements

Franklin Street Properties Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share and par value amounts)	2015	2014
Assets:
Real estate assets:
Land	$180,271	$183,930
Buildings and improvements	1,639,869	1,604,984
Fixtures and equipment	1,882	1,677
	1,822,022	1,790,591
Less accumulated depreciation	291,331	266,284
Real estate assets, net	1,530,691	1,524,307
Acquired real estate leases, less accumulated amortization of $116,711 and $101,838, respectively	117,272	138,714
Investment in non-consolidated REITs	77,853	78,611
Cash and cash equivalents	19,100	7,519
Restricted cash	34	742
Tenant rent receivables, less allowance for doubtful accounts of $200 and $325, respectively	3,548	4,733
Straight-line rent receivable, less allowance for doubtful accounts of $50 and $162, respectively	47,330	47,021
Prepaid expenses and other assets	9,773	10,292
Related party mortgage loan receivables	93,641	93,641
Other assets: derivative asset	—	3,020
Office computers and furniture, net of accumulated depreciation of $1,261 and $1,036, respectively	551	609
Deferred leasing commissions, net of accumulated amortization of $19,294 and $16,944, respectively	26,587	27,181
Total assets	$1,926,380	$1,936,390

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$300,000	$268,000
Term loans payable	620,000	620,000
Accounts payable and accrued expenses	42,164	42,561
Accrued compensation	3,236	3,758
Tenant security deposits	4,349	4,248
Other liabilities: derivative liability	12,096	7,268
Acquired unfavorable real estate leases, less accumulated amortization of $10,504 and $8,687, respectively	10,241	10,908
Total liabilities	992,086	956,743

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 100,187,405 and 100,187,405 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,273,556	1,273,556
Accumulated other comprehensive loss	(12,096)	(4,248)
Accumulated distributions in excess of accumulated earnings	(327,176)	(289,671)
Total stockholders’ equity	934,294	979,647
Total liabilities and stockholders’ equity	$1,926,380	$1,936,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014

Revenue:
Rental	$60,386	$59,728	$178,200	$182,319
Related party revenue:
Management fees and interest income from loans	1,470	1,462	4,355	4,776
Other	21	—	62	99
Total revenue	61,877	61,190	182,617	187,194

Expenses:
Real estate operating expenses	15,951	15,632	45,951	45,698
Real estate taxes and insurance	9,941	8,555	29,458	27,569
Depreciation and amortization	22,911	24,878	68,790	72,741
Selling, general and administrative	3,071	3,071	10,163	9,491
Interest	6,425	6,883	18,977	20,950

Total expenses	58,299	59,019	173,339	176,449

Income before interest income, equity in losses of non-consolidated REITs and taxes	3,578	2,171	9,278	10,745
Interest income	—	—	1	2
Equity in losses of non-consolidated REITs	(284)	(455)	(644)	(1,491)
Gain on sale of properties, less applicable income tax	1	—	11,411	—

Income before taxes on income	3,295	1,716	20,046	9,256
Taxes on income	129	149	444	403

Net income	$3,166	$1,567	$19,602	$8,853

Weighted average number of shares outstanding, basic and diluted	100,187	100,187	100,187	100,187

Earnings per share, basic and diluted:
Net income per share, basic and diluted	$0.03	$0.02	$0.20	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Other Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Net income	$3,166	$1,567	$19,602	$8,853

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(5,382)	3,094	(7,848)	(3,542)
Total other comprehensive income (loss)	(5,382)	3,094	(7,848)	(3,542)

Comprehensive income (loss)	$(2,216)	$4,661	$11,754	$5,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$19,602	$8,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	70,340	74,237
Amortization of above market lease	(96)	560
Equity in losses of non-consolidated REITs	644	1,491
Gain on sale of properties, less applicable income tax	(11,411)	—
Increase (decrease) in allowance for doubtful accounts	(125)	125
Changes in operating assets and liabilities:
Restricted cash	708	(64)
Tenant rent receivables	1,310	2,112
Straight-line rents	(1,573)	(4,038)
Lease acquisition costs	(463)	(438)
Prepaid expenses and other assets	(997)	(106)
Accounts payable, accrued expenses and other items	(603)	(2,133)
Accrued compensation	(522)	(122)
Tenant security deposits	101	304
Payment of deferred leasing commissions	(4,254)	(4,854)
Net cash provided by operating activities	72,661	75,927
Cash flows from investing activities:
Property acquisitions	(66,104)	—
Acquired real estate leases	(10,604)	—
Property improvements, fixtures and equipment	(15,005)	(12,403)
Distributions in excess of earnings from non-consolidated REITs	81	81
Repayment of related party mortgage loan receivable	—	13,880
Investment in related party mortgage loan receivable	—	(2,570)
Proceeds received on sales of real estate assets	55,659	—
Net cash used in investing activities	(35,973)	(1,012)
Cash flows from financing activities:
Distributions to stockholders	(57,107)	(57,108)
Borrowings under bank note payable	95,000	10,000
Repayments of bank note payable	(63,000)	(31,500)
Net cash used in financing activities	(25,107)	(78,608)
Net increase in cash and cash equivalents	11,581	(3,693)
Cash and cash equivalents, beginning of year	7,519	19,623
Cash and cash equivalents, end of period	$19,100	$15,930

Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$1,994	$1,794

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

As of September 30, 2015, the Company owned and operated a portfolio of real estate consisting of 36 properties, managed nine Sponsored REITs and held five promissory notes secured by mortgages on real estate owned by Sponsored REITs, including one mortgage loan, one construction loan and three revolving lines of credit.  From time-to-time, the Company may acquire real estate, make additional secured loans or acquire a Sponsored REIT.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s number of properties and rentable square feet of real estate:

	As of September 30,
	2015	2014
Commercial real estate:
Number of properties	36	39
Rentable square feet	9,640,904	9,690,361

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015 or for any other period.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application. The implementation of this update is not expected to cause any material changes to the condensed consolidated financial statements other than the reclassification of debt issuance costs from assets to contra liabilities on the condensed consolidated balance sheets. As of September 30, 2015 and December 31, 2014, $2.6 million and $3.3 million, respectively, would be reclassified from assets to contra liabilities on the condensed consolidated balance sheets.

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

2.     Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At September 30, 2015 and December 31, 2014, the Company held a common stock interest in 9 and 10 Sponsored REITs, respectively.  The Company holds a non-controlling preferred stock investment in two of these Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

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

During the nine months ended September 30, 2015, a property owned by a Sponsored REIT was sold and, thereafter, liquidating distributions for their preferred shareholders were declared and issued.

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.     Related Party Transactions and Investments in Non-consolidated Entities (continued)

Equity in losses of investment in non-consolidated REITs:

The following table includes equity in losses of investments in non-consolidated REITs

	Nine Months Ended
	September 30,
(in thousands)	2015	2014
Equity in loss of East Wacker	$563	$1,346
Equity in loss of Grand Boulevard	81	145
	$644	$1,491

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

The Company recorded distributions of $81,000 from non-consolidated REITs during the nine months ended September 30, 2015 and 2014.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $523,000 and $744,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.     Related Party Transactions and Investments in Non-consolidated Entities (continued)

The following is a summary of the Sponsored REIT Loans outstanding as of September 30, 2015:

			Maximum	Amount			Interest
(dollars in thousands)		Maturity	Amount	Drawn at	Interest	Draw	Rate at
Sponsored REIT	Location	Date	of Loan	30-Sep-15	Rate (1)	Fee (2)	30-Sep-15

Secured revolving lines of credit
FSP Satellite Place Corp.	Duluth, GA	31-Mar-17	$5,500	$5,500	L+4.4%	0.5%	4.60%
FSP 1441 Main Street Corp.	Columbia, SC	31-Mar-16	10,800	9,000	L+4.4%	0.5%	4.60%
FSP Energy Tower I Corp.	Houston, TX	30-Jun-17	20,000	8,600	L+5.0%	0.5%	5.20%

Secured construction loan
FSP 385 Interlocken
Development Corp.	Broomfield, CO	30-Apr-16	42,000	37,541	L+4.4%	n/a	4.60%

Mortgage loan secured by property
FSP Energy Tower I Corp.	Houston, TX	30-Jun-17	33,000	33,000	6.41%	n/a	6.41%

			$111,300	$93,641

(1) The interest rate is 30-day LIBOR rate plus the additional rate indicated, otherwise a fixed rate.

(2) The draw fee is a percentage of each new advance, and is paid at the time of each new draw.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $3,833,000 and $4,032,000 for the nine months ended September 30, 2015 and 2014, respectively.

Non-consolidated REITs:

The balance sheet data below for 2015 and 2014 includes the 9 and 10 Sponsored REITs the Company held an interest in as of September 30, 2015 and December 31, 2014, respectively.  The operating data below for 2015 and 2014 include the operations of the 10 and 14 Sponsored REITs in which the Company held an interest in during the nine months ended September 30, 2015 and 2014, respectively.

Summarized financial information for these Sponsored REITs is as follows:

	September 30,	December 31,
(in thousands)	2015	2014

Balance Sheet Data (unaudited):
Real estate, net	$421,001	$451,822
Other assets	101,449	127,259
Total liabilities	(201,472)	(203,239)
Shareholders’ equity	$320,978	$375,842

	For the Nine Months Ended
	September 30,
(in thousands)	2015	2014

Operating Data (unaudited):
Rental revenues	$42,889	$52,904
Other revenues	22	33
Operating and maintenance expenses	(23,695)	(27,403)
Depreciation and amortization	(15,029)	(18,278)
Interest expense	(7,411)	(7,306)
Net loss	$(3,224)	$(50)

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.     Bank Note Payable and Term Note Payable

BMO Term Loan

On October 29, 2014, the Company entered into an Amended and Restated Credit Agreement (the “BMO Credit Agreement”) with the lending institutions referenced in the BMO Credit Agreement and Bank of Montreal, as administrative agent, that amended and restated the Credit Agreement dated as of August 26, 2013 (the “Original BMO Credit Agreement”) between the Company and the lending institutions referenced in the Original BMO Credit Agreement and Bank of Montreal, as administrative agent, and provides for a single, unsecured term loan borrowing in the amount of $220,000,000 (the “BMO Term Loan”).  On August 26, 2013, the Company drew down the entire $220,000,000 under the BMO Term Loan, which remains fully advanced and outstanding under the BMO Credit Agreement. The BMO Term Loan matures on August 26, 2020. The BMO Credit Agreement also includes an accordion feature that allows up to $50,000,000 of additional loans, subject to receipt of lender commitments and satisfaction of certain customary conditions.

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at September 30, 2015) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at September 30, 2015).

Although the interest rate on the BMO Term Loan is variable, the Company is permitted to hedge the base LIBOR interest rate by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, as of September 30, 2015, the effective interest rate on the BMO Term Loan was 3.97% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BMO Term Loan financial covenants as of September 30, 2015.

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

Franklin Street Properties Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.     Bank Note Payable and Term Note Payable (continued)

As of September 30, 2015, there were borrowings of $300,000,000 outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.25% over LIBOR at September 30, 2015) or (ii) a margin over the base rate depending on the Company’s credit rating (0.25% over the base rate at September 30, 2015). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating (0.25% at September 30, 2015). The facility fee is assessed against the total amount of the BAML Revolver, or $500,000,000.

Based upon the Company’s credit rating, as of September 30, 2015, the weighted average interest rate on the BAML Revolver was 1.45% per annum and there were borrowings of $300,000,000 outstanding.  As of December 31, 2014, the weighted average interest rate on the BAML Revolver was 1.41% per annum and there were borrowings of $268,000,000 outstanding.   The weighted average interest rate on all amounts outstanding on the BAML Revolver during the nine months ended September 30, 2015 was approximately 1.43% per annum.  The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2014 was approximately 1.60% per annum.

BAML Term Loan Highlights

•                  The BAML Term Loan is for $400,000,000.

•                  The BAML Term Loan matures on September 27, 2017.

•                  On September 27, 2012, the Company drew down the entire $400,000,000 and such amount remains fully advanced and outstanding under the BAML Credit Agreement.

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.45% over LIBOR at September 30, 2015) or (ii) a margin over the base rate depending on the Company’s credit rating (0.45% over the base rate at September 30, 2015). The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating.

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement.  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years, until the September 27, 2017 maturity date.  Accordingly, based upon the Company’s credit rating, as of September 30, 2015, the effective interest rate on the BAML Term Loan was 2.20% per annum.

BAML Credit Facility General Information

The BAML Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The BAML Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BAML Credit Facility financial covenants as of September 30, 2015.

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

The following table summarizes the notional and fair value of our derivative financial instruments at September 30, 2015.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(11,287)
BAML Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$(810)

On September 30, 2015, the BMO Interest Rate Swap was reported as a liability at its fair value of approximately $11.3 million and the BAML Interest Rate Swap was reported as a liability at its fair value of approximately $0.8 million.  These are included in other liabilities: derivative liability and other assets: derivative asset on the condensed consolidated balance sheet at September 30, 2015 and December 31, 2014, respectively.  Offsetting adjustments are reported as unrealized gains or losses on derivative financial instruments in accumulated other comprehensive income of $7.8 million.  During the nine months ended September 30, 2015, $5.3 million was reclassified out of other comprehensive income and into interest expense.

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $1.9 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

5.              Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at September 30, 2015 and 2014, respectively.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

(Unaudited)

6.              Stockholders’ Equity

As of September 30, 2015, the Company had 100,187,405 shares of common stock outstanding.  The Company declared and paid dividends as follows (in thousands, except per share amounts):

Quarter Paid	Dividends Per Share	Total Dividends

First quarter of 2015	$0.19	$19,036
Second quarter of 2015	$0.19	$19,035
Third quarter of 2015	$0.19	$19,036

First quarter of 2014	$0.19	$19,036
Second quarter of 2014	$0.19	$19,035
Third quarter of 2014	$0.19	$19,036

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

The Company adopted an accounting pronouncement related to uncertainty in income taxes effective January 1, 2007, which did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption.  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption.  The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2012 and thereafter.

The Company is subject to business tax the “Revised Texas Franchise Tax” commencing with 2007 revenues.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure it is considered an income tax.  The Company recorded a provision for the Revised Texas Franchise Tax of $416,000 and $371,000 for the nine months ended September 30, 2015 and 2014, respectively.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

(Unaudited)

7.              Income Taxes (continued)

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.  The gross amount of NOLs available to the Company was $13,041,000, as of September 30, 2015 and December 31, 2014.

Income Tax Expense

The income tax expense reflected in the consolidated statements of income relates primarily to a franchise tax on our Texas properties.  FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties and the tax expenses associated with these activities are reported as Other Taxes in the table below:

	For the
	Nine Months Ended
	September 30,
(in thousands)	2015	2014

Revised Texas franchise tax	$416	$371
Other Taxes	28	32
Income tax expense	$444	$403

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

9.              Subsequent Events

On October 9, 2015, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on November 12, 2015 to stockholders of record on October 23, 2015.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014.  Historical results and percentage relationships set forth in the condensed consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, uncertainties relating to fiscal policy, changes in government regulations and regulatory uncertainty, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  See Part I, Item 1A. “Risk Factors” in our Annual

Report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A. “Risk Factors” below.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application. The implementation of this update is not expected to cause any material changes to the condensed consolidated financial statements other than the reclassification of debt issuance costs from assets to contra liabilities on the condensed consolidated balance sheets. As of September 30, 2015 and December 31, 2014, $2.6 million and $3.3 million, respectively, would be reclassified from assets to contra liabilities on the condensed consolidated balance sheets.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of slow economic growth, with declining unemployment from recent high levels, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit and interest rates.  In addition, the Federal Reserve Bank has indicated that it may begin to raise interest rates later in 2015 or early 2016.  Any increase in interest rates could result in increased borrowing costs to us.  However, we could also benefit from any further improved economic fundamentals and increasing levels of employment.  We believe that the economy is in the early stages of a cyclically-slower but prolonged broad-based upswing.  However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Real Estate Operations

Leasing

Our real estate portfolio was approximately 90.5% leased as of September 30, 2015, a decrease from 92.8% as of December 31, 2014.  The 2.3% decrease in leased space was a result of lease expirations and terminations during 2015 that were not leased at September 30, 2015, and the impact of the acquisition of a property on April 8, 2015 with 442,130 rentable square feet that was approximately 80% leased and the sale of three properties in 2015 with approximately 380,000 of rentable square feet in the aggregate that were approximately 98% leased in the aggregate.  As of September 30, 2015, we had 915,000 square feet of vacancy in our portfolio compared to 689,000 square feet of vacancy at December 31, 2014.  During the nine months ended September 30, 2015, we leased approximately 716,000 square feet of office space, of which approximately 454,000 square feet were with existing tenants, at a weighted average term of 5.2 years.  On average, tenant improvements for such leases were $16.88 per square foot, lease commissions were $6.33 per square foot and rent concessions were approximately three months of free rent.  Average GAAP base rents under such leases were $26.70 per square foot, or 12.9% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2014.

As of September 30, 2015, leases for approximately 0.7% and 10.4% of the square footage in our portfolio are scheduled to expire during 2015 and 2016, respectively.  As the fourth quarter of 2015 begins, we believe that our property portfolio is well stabilized, with a balanced lease expiration schedule.

While we cannot generally predict when existing vacancy in our real estate portfolio will be leased or if existing tenants with expiring leases will renew their leases or what the terms and conditions of the lease renewals will be, we expect to renew or sign new leases at then-current market rates for locations in which the buildings are located, which could be above or below the expiring rates.  Also, even as the economy continues to recover, we believe the potential for any of our tenants to default on its lease or to seek the protection of bankruptcy still exists.  If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment.  In addition, at any time, a tenant of one of our properties may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders.

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

Results of Operations

The following table shows results for the three months ended September 30, 2015 and 2014:

	Three months ended September 30,
(in thousands)	2015	2014	Change
Revenue:
Rental	$60,386	$59,728	$658
Related party revenue:
Management fees and interest income from loans	1,470	1,462	8
Other	21	—	21
Total revenue	61,877	61,190	687

Expenses:
Real estate operating expenses	15,951	15,632	319
Real estate taxes and insurance	9,941	8,555	1,386
Depreciation and amortization	22,911	24,878	(1,967)
Selling, general and administrative	3,071	3,071	—
Interest	6,425	6,883	(458)
Total expenses	58,299	59,019	(720)

Income before interest income, equity in losses of non-consolidated REITs and taxes	3,578	2,171	1,407
Interest income	—	—	—
Equity in losses of non-consolidated REITs	(284)	(455)	171
Gain on sale of properties, less applicable income tax	1	—	1

Income before taxes on income	3,295	1,716	1,579
Taxes on income	129	149	(20)

Net income	$3,166	$1,567	$1,599

Comparison of the three months ended September 30, 2015 to the three months ended September 30, 2014:

Revenues

Total revenues increased by $0.7 million to $61.9 million for the quarter ended September 30, 2015, as compared to the quarter ended September 30, 2014.  The increase was primarily a result of:

•                  An increase in rental revenue of approximately $0.7 million arising primarily from rental revenue for a property we acquired on April 8, 2015, which was partially offset by the loss of revenue from the disposition of a property on December 3, 2014, the disposition of another property on February 23, 2015, the disposition of another property on March 31, 2015 and the disposition of another property on May 13, 2015.  In addition, our rental revenues decreased because leased space decreased approximately 2.8 percentage points to 90.5% in the real estate portfolio at September 30, 2015 compared to September 30, 2014.

Expenses

Total expenses decreased by $0.7 million to $58.3 million for the quarter ended September 30, 2015, as compared to the quarter ended September 30, 2014.  The decrease was primarily a result of:

•                  A decrease in depreciation and amortization of $2.0 million as a result of the disposition of four properties in the last twelve months, which was partially offset by depreciation and amortization of a property we acquired on April 8, 2015.

•                  A decrease to interest expense of approximately $0.4 million to $6.4 million for the three months ended September 30, 2015 compared to the same period in 2014.  The decrease was primarily attributable to lower interest rates during the three months ended September 30, 2015 compared to the same period in 2014.

These decreases were partially offset by:

•                  An increase in real estate operating expenses and real estate taxes and insurance of approximately $1.7 million, which was attributable to increased real estate taxes generally and increases in real estate operating expenses from a property we acquired on April 8, 2015 and was partially offset by the disposition of four properties in the last twelve months.

Equity in losses of non-consolidated REITs

Equity in losses from non-consolidated REITs decreased approximately $0.2 million to a loss of $284,000 during the three months ended September 30, 2015 compared to the same period in 2014.  The decrease was primarily because equity in loss from our preferred stock investment in a Sponsored REIT, FSP 303 East Wacker Drive Corp., which we refer to as East Wacker, decreased $0.2 million during the three months ended September 30, 2015 compared to the same period in 2014.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties that decreased $6,000 and federal and other income taxes increased $14,000 for the three months ended September 30, 2015, compared to the three months ended September 30, 2014.

Net Income

Net Income for the three months ended September 30, 2015 was $3.2 million compared to $1.6 million for the three months ended September 30, 2014, for the reasons described above.

The following table shows results for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
(in thousands)	2015	2014	Change
Revenue:
Rental	$178,200	$182,319	$(4,119)
Related party revenue:
Management fees and interest income from loans	4,355	4,776	(421)
Other	62	99	(37)
Total revenue	182,617	187,194	(4,577)

Expenses:
Real estate operating expenses	45,951	45,698	253
Real estate taxes and insurance	29,458	27,569	1,889
Depreciation and amortization	68,790	72,741	(3,951)
Selling, general and administrative	10,163	9,491	672
Interest	18,977	20,950	(1,973)
Total expenses	173,339	176,449	(3,110)

Income before interest income, equity in losses of non-consolidated REITs and taxes	9,278	10,745	(1,467)
Interest income	1	2	(1)
Equity in losses of non-consolidated REITs	(644)	(1,491)	847
Gain on sale of properties, less applicable income tax	11,411	—	11,411

Income before taxes on income	20,046	9,256	10,790
Taxes on income	444	403	41

Net income	$19,602	$8,853	$10,749

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014:

Revenues

Total revenues decreased by $4.6 million to $182.6 million for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.  The decrease was primarily a result of:

•                  A decrease in rental revenue of approximately $4.1 million arising primarily from loss of revenue from the disposition of a property on December 3, 2014, the disposition of another property on February 23, 2015, the disposition of another property on March 31, 2015 and the disposition of another property on May 13, 2015.  In addition, our rental revenues decreased because leased space decreased approximately 2.8 percentage points to 90.5% in the real estate portfolio at September 30, 2015 compared to September 30, 2014.    These decreases were partially offset by increased rental revenue for a property we acquired on April 8, 2015.

•                  A decrease in interest income from loans to Sponsored REITs of approximately $0.4 million as a result of repayments of Sponsored REIT Loans in the last twelve months.

Expenses

Total expenses decreased by $3.1 million to $173.3 million for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.  The decrease was primarily a result of:

•                  A decrease in depreciation and amortization of $3.9 million as a result of the disposition of four properties over the last twelve months, which was partially offset by depreciation and amortization of a property we acquired on April 8, 2015.

•                  A decrease to interest expense of approximately $2.0 million to $19.0 million for the nine months ended September 30, 2015 compared to the same period in 2014.  The decrease was primarily attributable to lower interest rates during the nine months ended September 30, 2015 compared to the same period in 2014.

These decreases were partially offset by:

•                  An increase in real estate operating expenses and real estate taxes and insurance of approximately $2.1 million, which was primarily from increases to real estate taxes and the acquisition of a property on April 8, 2015 and was partially offset by dispositions of four properties over the last twelve months.

•                  An increase in selling, general and administrative expenses of approximately $0.7 million, which was primarily the result of increased personnel related expenses and professional fees.  We had 39 and 38 employees as of September 30, 2015 and 2014, respectively, at our headquarters in Wakefield, Massachusetts.

Equity in losses of non-consolidated REITs

Equity in losses from non-consolidated REITs decreased approximately $0.8 million to a loss of $0.6 million during the nine months ended September 30, 2015 compared to the same period in 2014.  The decrease was primarily because equity in loss from our preferred stock investment in a Sponsored REIT, FSP 303 East Wacker Drive Corp., which we refer to as East Wacker, decreased $0.8 million during the nine months ended September 30, 2015 compared to the same period in 2014.

Gain on sale of properties, less applicable income tax

During the nine months ended September 30, 2015, we recorded gains on sale of three properties.  We sold an office property located in Plano, Texas on February 23, 2015 at a $1.5 million gain, an office property located in Eden Prairie, Minnesota on March 31, 2015 at a $9.0 million gain and an office property located in Charlotte, North Carolina on May 13, 2015 at a $0.9 million gain.  During the nine months ended September 30, 2014, we did not sell any properties.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties that increased $45,000 and federal and other income taxes decreased $4,000 for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

Net Income

Net Income for the nine months ended September 30, 2015 was $19.6 million compared to $8.9 million for the nine months ended September 30, 2014, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands):	2015	2014	2015	2014

Net income (loss)	$3,166	$1,567	$19,602	$8,853
Gain on sale or properties, less applicable income tax	(1)	—	(11,411)	—
Equity in losses of non-consolidated REITs	284	455	644	1,491
FFO from non-consolidated REITs	645	508	2,131	1,278
Depreciation and amortization	22,848	25,374	68,694	73,301
NAREIT FFO	26,942	27,904	79,660	84,923
Acquisition costs of new properties	12	—	154	14

Funds From Operations	$26,954	$27,904	$79,814	$84,937

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

Net Operating Income (NOI)*

	Rentable				Nine Months				Nine Months
	Square Feet	Three Months Ended			Ended	Three Months Ended			Ended	Inc	%
(in thousands)	or RSF	31-Mar-15	30-Jun-15	30-Sep-15	30-Sep-15	31-Mar-14	30-Jun-14	30-Sep-14	30-Sep-14	(Dec)	Change
Region
East	1,333	$4,736	$4,648	$4,703	$14,087	$4,577	$4,655	$4,600	$13,832	$255	1.8%
MidWest	1,531	3,469	3,563	3,547	10,579	4,586	4,541	4,610	13,737	(3,158)	-23.0%
South	4,026	15,781	15,995	15,971	47,747	16,796	16,183	16,370	49,349	(1,602)	-3.2%
West	2,309	8,216	8,571	8,523	25,310	9,388	9,290	8,522	27,200	(1,890)	-6.9%
Same Store	9,199	32,202	32,777	32,744	97,723	35,347	34,669	34,102	104,118	(6,395)	-6.1%

Acquisitions	442	—	1,057	1,067	2,124	—	—	—	—	2,124	2.0%
Property NOI from the continuing portfolio	9,641	32,202	33,834	33,811	99,847	35,347	34,669	34,102	104,118	(4,271)	-4.1%
Dispositions		822	61	6	889	1,226	1,257	1,351	3,834	(2,945)	-2.7%
Property NOI		$33,024	$33,895	$33,817	$100,736	$36,573	$35,926	$35,453	$107,952	$(7,216)	-6.7%

Same Store		$32,202	$32,777	$32,744	$97,723	$35,347	$34,669	$34,102	$104,118	$(6,395)	-6.1%

Less Nonrecurring
Items in NOI (a)		75	81	419	575	707	287	173	1,167	(592)	0.5%

Comparative
Same Store		$32,127	$32,696	$32,325	$97,148	$34,640	$34,382	$33,929	$102,951	$(5,803)	-5.6%

					Nine Months				Nine Months
		Three Months Ended			Ended	Three Months Ended			Ended
Reconciliation to Net income		31-Mar-15	30-Jun-15	30-Sep-15	30-Sep-15	31-Mar-14	30-Jun-14	30-Sep-14	30-Sep-14
Net Income		$12,533	$3,903	$3,166	$19,602	$3,573	$3,713	$1,567	$8,853
Add (deduct):
Gain on sale of properties, less applicable income taxes		(10,462)	(948)	(1)	(11,411)	—	—	—	—
Management fee income		(643)	(559)	(621)	(1,823)	(646)	(682)	(649)	(1,977)
Depreciation and amortization		22,672	23,207	22,911	68,790	24,300	23,563	24,878	72,741
Amortization of above/below market leases		6	(39)	(63)	(96)	(11)	74	497	560
Selling, general and administrative		3,691	3,401	3,071	10,163	3,272	3,148	3,071	9,491
Interest expense		6,187	6,365	6,426	18,978	7,176	6,891	6,883	20,950
Interest income		(1,262)	(1,278)	(1,293)	(3,833)	(1,410)	(1,408)	(1,216)	(4,034)
Equity in losses of non-consolidated REITs		322	38	284	644	484	552	455	1,491
Non-property specific items, net		(20)	(195)	(63)	(278)	(165)	75	(33)	(123)

Property NOI		$33,024	$33,895	$33,817	$100,736	$36,573	$35,926	$35,453	$107,952

(a)              Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the six months ending September 30, 2015 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	September 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2015(a)	Square Feet (b)

Forest Park	Charlotte	NC	1999	62,212	62,212	100.0%	$13.82
Meadow Point	Chantilly	VA	1999	138,537	130,599	94.3%	27.31
Innsbrook	Glen Allen	VA	1999	298,456	298,187	99.9%	18.73
East Baltimore	Baltimore	MD	1989	325,445	264,489	81.3%	23.40
Loudoun Tech Center	Dulles	VA	1999	136,658	125,753	92.0%	17.88
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	37.64
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	35.93
East total				1,332,308	1,252,240	94.0%	25.53
Northwest Point	Elk Grove Village	IL	1999	176,848	176,848	100.0%	24.73
909 Davis Street	Evanston	IL	2002	195,245	193,175	98.9%	35.20
River Crossing	Indianapolis	IN	1998	205,059	194,150	94.7%	20.43
Timberlake	Chesterfield	MO	1999	234,023	128,011	54.7%	21.15
Timberlake East	Chesterfield	MO	2000	116,197	33,128	28.5%	21.96
Lakeside Crossing	Maryland Heights	MO	2008	127,778	127,778	100.0%	24.33
121 South 8th Street	Minneapolis	MN	1974	475,694	427,696	89.9%	15.49
Midwest total				1,530,844	1,280,786	83.7%	22.10
Blue Lagoon Drive	Miami	FL	2002	212,619	212,619	100.0%	22.54
One Overton Place	Atlanta	GA	2002	387,267	310,162	80.1%	24.40
Park Ten	Houston	TX	1999	157,460	99,357	63.1%	31.56
Addison Circle	Addison	TX	1999	290,041	249,667	86.1%	24.79
Collins Crossing	Richardson	TX	1999	300,887	299,443	99.5%	24.54
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	31.28
Park Ten Phase II	Houston	TX	2006	156,746	156,746	100.0%	31.53

The information presented below provides the weighted average GAAP rent per square foot for the nine months ending September 30, 2015 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	September 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2015(a)	Square Feet (b)

Liberty Plaza	Addison	TX	1985	218,934	188,984	86.3%	20.76
Legacy Tennyson Center	Plano	TX	1999/2008	202,600	202,600	100.0%	17.37
One Legacy Circle	Plano	TX	2008	214,110	214,110	100.0%	33.36
One Ravinia Drive	Atlanta	GA	1985	386,603	367,543	95.1%	22.91
Two Ravinia Drive	Atlanta	GA	1987	442,130	335,179	75.8%	24.98
Westchase I & II	Houston	TX	1983/2008	629,025	592,604	94.2%	33.99
999 Peachtree	Atlanta	GA	1987	621,946	592,777	95.3%	30.14
South Total				4,468,767	4,070,191	91.1%	27.30
380 Interlocken	Broomfield	CO	2000	240,185	231,226	96.3%	29.54
1999 Broadway	Denver	CO	1986	676,379	580,063	85.8%	32.23
1001 17th Street	Denver	CO	1977/2006	655,420	551,733	84.2%	34.39
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	24.78
390 Interlocken	Broomfield	CO	2002	241,516	173,046	71.7%	28.29
Hillview Center	Milpitas	CA	1984	36,288	36,288	100.0%	16.33
Federal Way	Federal Way	WA	1982	117,010	67,995	58.1%	18.58
Montague Business Center	San Jose	CA	1982	145,951	118,381	81.1%	16.55
West Total				2,308,985	1,954,967	84.7%	29.70

Grand Total				9,640,904	8,558,184	88.8%	26.81

(a) Based on weighted occupied square feet for the nine months ended September 30, 2015, including month-to-month tenants, divided by the Property’s net rentable square footage.

(b) Represents annualized GAAP rental revenue for the nine months ended September 30, 2015 per weighted occupied square foot.

Liquidity and Capital Resources

Cash and cash equivalents were $19.1 million and $7.5 million at September 30, 2015 and December 31, 2014, respectively. The increase of $11.6 million is attributable to $72.7 million provided by operating activities less $36.0 million used in investing activities, less $25.1 million used in financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $72.7 million is primarily attributable to net income of $19.6 million excluding the gain on sale of properties of $11.4 million, plus the add-back of $69.2 million of non-cash activities, a $1.3 million decrease in tenant rent receivables, a $0.7 million decrease in restricted cash and a $0.1 million decrease in tenant security deposits.  These increases were partially offset by $4.2 million in payments of deferred leasing commissions, a $1.1 million decrease in accounts payable and accrued expenses, a $1.0 million increase in prepaid expenses and a $0.5 million increase in lease acquisition costs.

Investing Activities

Our cash used in investing activities for the nine months ended September 30, 2015 of $36.0 million is primarily attributable to the acquisition of a property for approximately $76.7 million and purchases of real estate assets and office equipment investments and office equipment of approximately $15.0 million.  These uses were partially offset by $55.7 million in proceeds received from the sale of three properties.

Financing Activities

Our cash used by financing activities for the nine months ended September 30, 2015 of $25.1 million is primarily attributable to distributions paid to stockholders of $57.1 million less net borrowings under the BAML Revolver (as defined below) of $32.0 million.

BMO Term Loan

On October 29, 2014, the Company entered into an Amended and Restated Credit Agreement (the “BMO Credit Agreement”) with the lending institutions referenced in the BMO Credit Agreement and Bank of Montreal, as administrative agent, that amended and restated the Credit Agreement dated as of August 26, 2013 (the “Original BMO Credit Agreement”) between the Company and the lending institutions referenced in the Original BMO Credit Agreement and Bank of Montreal, as administrative agent, and provides for a single, unsecured term loan borrowing in the amount of $220,000,000 (the “BMO Term Loan”).  On August 26, 2013, the Company drew down the entire $220,000,000 under the BMO Term Loan, which remains fully advanced and outstanding under the BMO Credit Agreement. The BMO Term Loan matures on August 26, 2020. The BMO Credit Agreement also includes an accordion feature that allows up to $50,000,000 of additional loans, subject to receipt of lender commitments and satisfaction of certain customary conditions.

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at September 30, 2015) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at September 30, 2015).

Although the interest rate on the BMO Term Loan is variable, the Company is permitted to hedge the base LIBOR interest rate by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, as of September 30, 2015, the effective interest rate on the BMO Term Loan was 3.97% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BMO Term Loan financial covenants as of September 30, 2015.

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

As of September 30, 2015, there were borrowings of $300,000,000 outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.25% over LIBOR at September 30, 2015) or (ii) a margin over the base rate depending on the Company’s credit rating (0.25% over the base rate at September 30, 2015). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating (0.25% at September 30, 2015). The facility fee is assessed against the total amount of the BAML Revolver, or $500,000,000.

Based upon the Company’s credit rating, as of September 30, 2015, the weighted average interest rate on the BAML Revolver was 1.45% per annum and there were borrowings of $300,000,000 outstanding.  As of December 31, 2014, the weighted average interest rate on the BAML Revolver was 1.41% per annum and there were borrowings of $268,000,000 outstanding.   The weighted average interest rate on all amounts outstanding on the BAML Revolver during the nine months ended September 30, 2015 was approximately 1.43% per annum.  The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2014 was approximately 1.60% per annum.

BAML Term Loan Highlights

•                  The BAML Term Loan is for $400,000,000.

•                  The BAML Term Loan matures on September 27, 2017.

•                  On September 27, 2012, the Company drew down the entire $400,000,000 and such amount remains fully advanced and outstanding under the BAML Credit Agreement.

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.45% over LIBOR at September 30, 2015) or (ii) a margin over the base rate depending on the Company’s credit rating (0.45% over the base rate at September 30, 2015). The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating.

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement.  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years, until the September 27, 2017 maturity date.  Accordingly, based upon the Company’s credit rating, as of September 30, 2015, the effective interest rate on the BAML Term Loan was 2.20% per annum.

BAML Credit Facility General Information

The BAML Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The BAML Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BAML Credit Facility financial covenants as of September 30, 2015.

The Company may use the proceeds of the loans under the BAML Credit Agreement to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BAML Credit Agreement.

Equity Securities

On January 12, 2015, we filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our debt securities, common stock, preferred stock or depository shares.  From time-to-time, we expect to issue debt securities, common stock, preferred stock or depository shares under our existing automatic shelf registration statements or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of September 30, 2015, we were committed to fund up to $111.3 million to four Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $93.6 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Additional information about our Sponsored REIT Loans outstanding as of September 30, 2015, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-consolidated Entities, Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the three and nine months ended September 30, 2015 and 2014, respectively, the rental income exceeded the expenses for each individual property, with the exception of one property located in Chesterfield, Missouri.

Our property located in Chesterfield, Missouri has approximately 116,000 square feet of rentable space and was approximately 43.7% and 91.0% leased as of September 30, 2015 and 2014, respectively.  In January 2015, two tenants with leases for an aggregate of 99,000 square feet of rentable space vacated the property.  In May 2015, we signed a lease with a new tenant for 43,354 square feet of rentable space.  As a result of the vacancy in 2015, the rental revenue from the property did not cover operating expenses for the three and nine months ended September 30, 2015.  The property generated rental income of $291,000 and $547,000 and had operating expenses of $296,000 and $820,000 for the three and nine months ended September 30, 2015, respectively.  Rental revenue from the property covered operating expenses for the three and nine months ended September 30, 2014.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  As of September 30, 2015 and December 31, 2014, if market rates on our outstanding borrowings under our BAML Revolver increased by 10% at maturity, or approximately 14 and 14 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.4 million and $0.4 million annually, respectively.  Based upon our credit rating, the interest rate on our borrowings on the BAML Revolver as of September 30, 2015 was LIBOR plus 125 basis points, or 1.45% per annum.  We do not believe that the interest rate risk represented by borrowings under our BAML Revolver is material as of September 30, 2015.

Although the interest rates on the BMO Term Loan and the BAML Credit Facility are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BAML Term Loan by entering into interest rate swap agreements.  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years (the “BMO Interest Rate Swap”).  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years (the “BAML Interest Rate Swap”).  Accordingly, based upon our credit rating, as of September 30, 2015, the interest rate on the BMO Term Loan was 3.97% per annum and the interest rate on the BAML Term Loan was 2.20% per annum.  The fair value of the BMO Interest Rate Swap and the BAML Interest Rate Swap is affected by changes in market interest rates.  We believe that we have mitigated interest rate risk with respect to the BMO Term Loan through the BMO Interest Rate Swap for the seven year term of the BMO Term Loan.  We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the BAML Interest Rate Swap for the five year term of the BAML Term Loan. The BMO Interest Rate Swap and the BAML Interest Rate Swap were our only derivative instruments as of September 30, 2015.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BMO Term Loan and our BAML Term Loan as of September 30, 2015 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(11,287)
BAML Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$(810)

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

We borrow from time-to-time under the BAML Revolver.  These borrowings bear interest at either (i) a rate equal to LIBOR plus 87.5 to 165 basis points depending on our credit rating at the time of the borrowing (LIBOR plus 125 basis points, or 1.43% at September 30, 2015) or (ii) a rate equal to the bank’s base rate plus up to 65 basis points depending on our credit rating at the time of the borrowing (the bank’s base rate plus 25 basis points, or 3.50% at September 30, 2015).  There were borrowings totaling $300.0 million and $268.0 million on the BAML Revolver, at a weighted average rate of 1.43% and 1.41% outstanding at September 30, 2015 and December 31, 2014, respectively.  We have drawn on the BAML Revolver, and intend to draw on the BAML Revolver in the future for a variety of corporate purposes, including the funding of Sponsored REIT Loans and the acquisition of properties that we acquire directly for our portfolio.  Information about our Sponsored REIT Loans as of September

30, 2015 is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-consolidated Entities, Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

The following table presents as of September 30, 2015, our contractual variable rate borrowings under our BAML Revolver, which matures on October 29, 2018, under our BAML Term Loan, which matures on September 27, 2017 and under our BMO Term Loan, which matures on August 26, 2020.  Under the BAML Revolver, we have the right to extend the initial maturity date by an additional 12 months, or until October 29, 2019, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2015	2016	2017	2018	2019	Thereafter
BAML Revolver	$300,000	$—	$—	$—	$300,000	$—	$—
BAML Term Loan	400,000			400,000	—	—
BMO Term Loan	220,000					—	220,000
Total	$920,000	$—	$—	$400,000	$300,000	$—	$220,000

Item 4.                     Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.            Risk Factors

As of September 30, 2015, there have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2014 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: October 27, 2015	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: October 27, 2015	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Condensed Consolidated Financial Statements.

Footnotes	Description

(1)	Incorporated by reference to FSP Corp.’s Form 8-A, filed on April 5, 2005 (File No. 001-32470).

(2)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 15, 2013 (File No. 001-32470).

*	Filed herewith.