Form 10-K
period 2015-12-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2016-02-16
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price as reported on NYSE MKT, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015, was approximately $1,087,162,776.

There were 100,187,405 shares of common stock of the registrant outstanding as of February 12, 2016.

Documents incorporated by reference: The registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s Annual Meeting of Stockholders to be held on May 12, 2016 (the “Proxy Statement”).  The information required in response to Items 10 — 14 of Part III of this Form 10-K, other than that contained in Part I under the caption, “Directors and Executive Officers of FSP Corp.,” is hereby incorporated by reference to the Proxy Statement.

PART I

Item 1.Business

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

Our current strategy is to invest in select urban infill and central business district properties, with primary emphasis on our top five markets of Atlanta, Dallas, Denver, Houston and Minneapolis.  We believe that our top five markets have macro-economic drivers that have the potential to increase occupancies and rents.  We will also monitor San Diego, Silicon Valley, Greater Boston and Greater Washington, DC, as well as other markets, for opportunistic investments.   We seek value-oriented investments with an eye towards long-term growth and appreciation, as well as current income.

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

Real Estate

We own and operate a portfolio of real estate consisting of 36 office properties as of December 31, 2015. We derive rental revenue from income paid to us by tenants of these properties.  See Item 2 of this Annual Report on Form 10-K for more information about our properties.  From time-to-time we dispose of properties generating gains or losses in an ongoing effort to improve and upgrade our portfolio.  We also held preferred stock investments in two Sponsored REITs as of December 31, 2015, from which we record our share of income or loss under the equity method of accounting, and from which we receive dividends.

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

From time-to-time we may make secured loans to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  We anticipate that these loans will be repaid at their maturity or earlier from long-term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  We refer to these loans as Sponsored REIT Loans.  We had six Sponsored REIT Loans secured by real estate outstanding as of December 31, 2015, from which we derive interest income.

Investment Objectives

Our investment objectives are to create shareholder value by increasing revenue from rental, dividend,  interest and fee income and net gains from sales of properties and increase the cash available for distribution in the form of dividends to our stockholders.  We expect that we will continue to derive real estate revenue from owned properties and Sponsored REIT Loans and fees from asset management, property management and investor services.  We may also acquire additional real properties.

We may acquire, and have acquired, real properties in any geographic area of the United States and of any property type.  We own 36 properties that are located in 13 different states.  See Item 2 of this Annual Report on Form 10-K for more information about our properties.

From time to time, as market conditions warrant, we may sell properties owned by us.  We sold an office property located in Plano, Texas on February 23, 2015 at a $1.5 million gain, an office property located in Eden Prairie, Minnesota on March 31, 2015 at a $9.0 million gain,  an office property located in Charlotte, North Carolina on May 13, 2015 at a $0.9 million gain and an office property located in San Jose, California on December 9, 2015 at a $12.3 million gain.  We also sold one office property located in Colorado Springs, Colorado on December 3, 2014 at a $0.9 million gain and one office property located in Richardson, Texas on October 29, 2013 at a $2.2 million gain.  When we sell a property, we either distribute some or all of the sale proceeds to our stockholders as a distribution or retain some or all of such proceeds for investment in real properties or other corporate activities.

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
•

we believe that we have the ability to hold properties through down cycles because we generally do not have significant leverage on the Company, which could place the properties at risk of foreclosure.  As of February 12, 2016, none of our 36 properties was subject to mortgage debt.

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

Employees

We had 40 employees as of December 31, 2015 and 40 employees as of February 12, 2016.

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

Directors and Executive Officers of FSP Corp.

The following table sets forth the names, ages and positions of all our directors and executive officers as of February 12, 2016.

Name	Age	Position
George J. Carter (6)	67	President, Chief Executive Officer and Director
Janet Prier Notopoulos (4)	68	Executive Vice President and Director
John N. Burke (1) (2) (3) (5) (7)	54	Director
Brian N. Hansen (1) (2) (3) (4) (9)	44	Director
Kenneth Hoxsie (1) (3) (5)	65	Director
Dennis J. McGillicuddy (1) (4)	74	Director
Georgia Murray (2) (3) (6) (8) (10)	65	Director
Kathryn P. O'Neil (2) (3) (5)	52	Director
Jeffery B. Carter	44	Executive Vice President and Chief Investment Officer
Scott H. Carter	44	Executive Vice President, General Counsel and Secretary
John G. Demeritt	55	Executive Vice President, Chief Financial Officer and Treasurer

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	Class I Director
(5)	Class II Director
(6)	Class III Director
(7)	Chair of the Audit Committee
(8)	Chair of the Compensation Committee
(9)	Chair of the Nominating and Corporate Governance Committee
(10)	Lead Independent Director

George J. Carter, age 67, is President, Chief Executive Officer and has been a Director of FSP Corp. since 2002.  Mr. Carter is responsible for all aspects of the business of FSP Corp. and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments.  Prior to the conversion, he was President of the general partner of the FSP Partnership (the “General Partner”) and was responsible for all aspects of the business of the FSP Partnership and its affiliates.  From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”).  Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts.  From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts.  Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co.  Mr. Carter is a graduate of the University of Miami (B.S.).

Janet Prier Notopoulos, age 68, is an Executive Vice President of FSP Corp. and has been a Director of FSP Corp. and President of FSP Property Management LLC since 2002.  Ms. Notopoulos has as her primary responsibility the oversight of the management of the real estate assets of FSP Corp. and its affiliates.  Prior to the conversion, Ms. Notopoulos was a Vice President of the General Partner.  Prior to joining the FSP Partnership in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients.  From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company.  Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar.  Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

John N. Burke, age 54, has been a Director of FSP Corp. since 2004 and Chair of the Audit Committee since June 2004. Mr. Burke is a certified public accountant with over 30 years of experience in the practice of public accounting working with both private and publicly traded companies with extensive experience serving clients in the real estate and REIT industry. His experience includes analysis and evaluation of financial reporting, accounting systems, internal controls and audit matters. Mr. Burke has been involved as an advisor on several public offerings, private equity and debt financings and merger and acquisition transactions. Mr. Burke’s consulting experience includes a wide range of accounting, tax and business planning matters. Prior to starting his own firm in 2003, Mr. Burke was an Audit Partner in the Boston office of BDO USA, LLP. Mr. Burke is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of CPAs. Mr. Burke earned an M.S. in Taxation and studied undergraduate accounting at Bentley University.

Brian N. Hansen, age 44, has been a Director of FSP Corp. since 2012 and Chair of the Nominating and Corporate Governance Committee since 2013. Since 2007, Mr. Hansen has served as President and Chief Operating Officer of Confluence Investment Management LLC, a St. Louis based Registered Investment Advisor. Prior to founding Confluence in 2007, Mr. Hansen served as a Managing Director in A.G. Edwards’ Financial Institutions & Real Estate Investment Banking practice. While at A.G. Edwards, Mr. Hansen advised a wide variety of Real Estate Investment Trusts on numerous capital markets transactions, including public and private offerings of debt and equity securities as well as the analysis of various merger & acquisition opportunities. Prior to joining A.G. Edwards, Mr. Hansen served as a Manager in Arthur Andersen LLP’s Audit & Business Advisory practice. Mr. Hansen serves on the board of a number of non-profit entities and the Investment Committee of the Archdiocese of St. Louis. Mr. Hansen earned his M.B.A. from the Kellogg School of Management at Northwestern University and his Bachelor of Science in Commerce from DePaul University. Mr. Hansen is a Certified Public Accountant.

Kenneth Hoxsie, age 65, has been a Director of FSP Corp. since January 1, 2016.  Mr. Hoxsie was a Partner at the international law firm of Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) until his retirement on December 31, 2015.  He joined Hale and Dorr (the predecessor of WilmerHale) in 1981, subsequently worked at Copley Real Estate Advisors, an institutional real estate investment advisory firm, and rejoined Hale and Dorr in 1994. Mr. Hoxsie has over 30 years’ experience in real estate capital markets transactions, fund formation, public company counselling and mergers and acquisitions and has advised the Company since its formation in 1997. Mr. Hoxsie earned his J.D. (Cum Laude) from Harvard Law School, his M.A. from Harvard University and his B.A. (Summa Cum Laude) from Amherst College, where he was elected to Phi Beta Kappa.

Dennis J. McGillicuddy, age 74, has been a Director of FSP Corp. since May 2002.  Mr. McGillicuddy graduated from the University of Florida with a B.A. degree and from the University of Florida Law School with a J.D. degree.  In 1968, Mr. McGillicuddy joined Barry Silverstein in founding Coaxial Communications, a cable television company.  In 1998 and 1999, Coaxial sold its cable systems.  Mr. McGillicuddy has served on the boards of various charitable organizations. He is currently president of the Board of Trustees of Florida Studio Theater, a professional non-profit theater organization, and he serves as a Co-Chair, together with his wife, of Embracing Our Differences, an annual month-long art exhibit that promotes the values of diversity and inclusion.  Mr. McGillicuddy also is a member of the Advisory Board to the Center For Mindfulness In Medicine, Health Care & Society, University of Massachusetts Medical School.

Georgia Murray, age 65, has been a Director of FSP Corp. since April 2005, Chair of the Compensation Committee since October 2006 and Lead Independent Director since February 2014.  Ms. Murray is retired from Lend Lease Real Estate Investments, Inc., where she served as a Principal from November 1999 until May 2000.  From 1973 through October 1999, Ms. Murray worked at The Boston Financial Group, Inc., serving as Senior Vice President and a Director at times during her tenure.  Boston Financial was an affiliate of the Boston Financial Group, Inc.  She is a past Trustee of the Urban Land Institute and a past President of the Multifamily Housing Institute.  Ms. Murray previously served on the Board of Directors of Capital Crossing Bank.  She also serves on the boards of numerous non-profit entities.  Ms. Murray is a graduate of Newton College.

Kathryn P. O’Neil, age 52, has been a Director of FSP Corp. since January 1, 2016. Ms. O’Neil was a Director at Bain Capital in the Investor Relations area where she focused on Private Equity and had oversight of the Investment Advisory Community from 2011 until her retirement in 2014. From 1999 to 2007, Ms. O’Neil was a Partner at FLAG Capital Management LLC, a manager of fund-of-funds investment vehicles in Private Equity, Venture Capital, Real Estate and Natural Resources.  Previously, Ms. O’Neil was an Investment Consultant at Cambridge Associates where she specialized in Alternative Assets.  Ms. O’Neil currently serves on a variety of non-profit boards, including the Board of Directors and Finance Committee of Horizon’s for Homeless Children, the Advisory Council and Investment Committee for the Trustees of Reservations, and the Board of Overseers of the Peabody Essex Museum, where she is a member of the Finance, Audit, and Investment Committees.  Ms. O’Neil is a Trustee Emeritus of Colby College and a former member of the Board of Overseers of the Boston Museum of Science. Ms. O’Neil holds a B.A. (Summa Cum Laude) and M.A. (Honorary) from Colby College where she was elected to Phi Beta Kappa.  Ms. O’Neil received her M.B.A. from The Harvard Graduate School of Business Administration.

Jeffrey B. Carter, age 44, is Executive Vice President and Chief Investment Officer of FSP Corp.  Mr. Carter was appointed to that position in February 2012.  Previously, Mr. Carter served as Senior Vice President and Director of Acquisitions of FSP Corp. from 2005 to 2012 and as Vice President - Acquisitions from 2003 to 2005.  Mr. Carter is primarily responsible for developing and implementing the Company’s investment strategy, including coordination of acquisitions and dispositions.  Prior to joining FSP Corp., Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida.  Mr. Carter is a graduate of Arizona State University (B.A.), The George Washington University (M.A.) and Cornell University (M.B.A.).  Mr. Carter’s father, George J. Carter, serves as President, Chief Executive Officer and a Director of FSP Corp. and Mr. Carter’s brother, Scott H. Carter, serves as Executive Vice President, General Counsel and Secretary of FSP Corp.

Scott H. Carter, age 44, is Executive Vice President, General Counsel and Secretary of FSP Corp.  Mr. Carter has served as General Counsel since February 2008.  Mr. Carter joined FSP Corp. in October 2005 as Senior Vice President and In-house Counsel.  Mr. Carter has as his primary responsibility the management of all of the legal affairs of FSP Corp. and its affiliates.  Prior to joining FSP Corp. in October 2005, Mr. Carter was associated with the law firm of Nixon Peabody LLP, which he originally joined in 1999.  At Nixon Peabody LLP, Mr. Carter concentrated his practice on the areas of real estate syndication, acquisitions and finance.  Mr. Carter received a Bachelor of Business Administration (B.B.A.) degree in Finance and Marketing and a Juris Doctor (J.D.) degree from the University of Miami.  Mr. Carter is admitted to practice law in the Commonwealth of Massachusetts.  Mr. Carter’s father, George J. Carter, serves as President, Chief Executive Officer and a Director of FSP Corp. and Mr. Carter’s brother, Jeffery B. Carter, serves as Executive Vice President and Chief Investment Officer of FSP Corp.

John G. Demeritt, age 55, is Executive Vice President,  Chief Financial Officer and Treasurer of FSP Corp. and has been Chief Financial Officer since March 2005.  Mr. Demeritt previously served as Senior Vice President, Finance and Principal Accounting Officer since September 2004.  Prior to September 2004, Mr. Demeritt was a Manager with Caturano & Company, an independent accounting firm (which later merged with McGladrey) where he focused on Sarbanes Oxley compliance.  Previously, from March 2002 to March 2004 he provided consulting services to public and private companies where he focused on SEC filings, evaluation of business processes and acquisition integration.  During 2001 and 2002 he was Vice President of Financial Planning & Analysis at Cabot Industrial Trust, a publicly traded real estate investment trust, which was acquired by CalWest in December 2001.  From October 1995 to December 2000 he was Controller and Officer of The Meditrust Companies, a publicly traded real estate investment trust (formerly known as the The La Quinta Companies, which was then acquired by the Blackstone Group), where he was involved with a number of merger and financing transactions.  Prior to that, from 1986 to 1995 he had financial and accounting responsibilities at three other public companies, and was previously associated with Laventhol & Horwath, an independent accounting firm from 1983 to 1986.  Mr. Demeritt is a Certified Public Accountant and holds a Bachelor of Science degree from Babson College.

Each of the above executive officers has been a full-time employee of FSP Corp. for the past five fiscal years.

George J. Carter, Jeffrey B. Carter, Janet Prier Notopoulos, and John G. Demeritt is each also a director of FSP 303 East Wacker Drive Corp., which is a public reporting company and a Sponsored REIT. Each of these directors holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director’s earlier death, resignation or removal.

Item 1ARisk Factors

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time-to-time.

Economic conditions in the United States could have a material adverse impact on our earnings and financial condition.

Because economic conditions in the United States may affect real estate values, occupancy levels and property income, current and future economic conditions in the United States could have a material adverse impact on our earnings and financial condition.  The economy in the United States is continuing to experience a period of slow economic growth, with declining unemployment from recent levels and increased credit risk premiums for a number of market participants.  These conditions may continue or worsen in the future.  Economic conditions may be affected by numerous factors, including but not limited to, slow growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, changes in currency exchange rates, fiscal and tax policy uncertainty, geopolitical events, changes in government regulations, regulatory uncertainty, the availability of credit and interest rates.  Future economic factors may negatively affect real estate values, occupancy levels and property income.

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

As of December 31, 2015, we had approximately $290 million of indebtedness under the revolving line of credit portion of our BAML Credit Facility that bears interest at variable rates based on our credit rating, and we may incur more of such indebtedness in the future.  Borrowings under the revolving line of credit portion of our BAML Credit Facility may not exceed $500 million outstanding at any time, although such amount may be increased by up to an additional $250 million through the exercise of an accordion feature.  The term loan portion of our BAML Credit Facility is for $400 million.  On September 27, 2012, we fixed the base LIBOR rate on the term loan portion of our BAML Credit Facility at 0.75% for five years by entering into an interest rate swap agreement.  The BMO Term Loan is for $220 million, although such amount may be increased by up to an additional $50 million through the exercise of an accordion feature.  On August 26, 2013, we fixed the base LIBOR rate on the BMO Term Loan at 2.32% for seven years by entering into an interest rate swap agreement.  In the future, if interest rates increase, then the interest costs on our unhedged variable rate debt will also increase, which could adversely affect our cash flow, our ability to pay principal and interest on our debt and our ability to make distributions to stockholders. In addition, rising interest rates could limit our ability to incur new debt or to refinance existing debt when it matures.  From time to time, we may enter into additional interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors.  While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges.  In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions

Downgrades in our credit ratings could increase our borrowing costs or reduce our access to funding sources in the credit and capital markets.

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

If we are not able to collect sufficient rents from each of our owned real properties, or investments in Sponsored REITs or collect interest on Sponsored REIT Loans we fund, we may suffer significant operating losses or a reduction in cash available for future dividends.

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

We may not be able to identify properties that meet our criteria for purchase.

Growth in our portfolio of real estate is dependent on the ability of our acquisition executives to identify properties for sale and/or development which meet the applicable investment criteria.  To the extent they fail to identify such properties, we would be unable to increase the size of our portfolio of real estate, which could reduce the cash otherwise available for distribution to our stockholders.

We are dependent on key personnel.

We depend on the efforts of George J. Carter, our President and Chief Executive Officer and a Director; John G. Demeritt, our Chief Financial Officer, Treasurer and an Executive Vice President; Jeffery B. Carter, our Chief Investment Officer and an Executive Vice President; Janet Prier Notopoulos, an Executive Vice President and a Director; and Scott H. Carter, our General Counsel, Secretary and an Executive Vice President.  If any of our executive officers were to resign, our operations could be adversely affected.  We do not have employment agreements with any of our executive officers.    On February 5, 2016, Ms. Notopoulos informed us that she will resign her position as our Executive Vice President in May 2016.  We believe that other executives will perform Ms. Notopoulos’ duties and that there will be no disruption to our operations, but there can be no assurance that this will be the case.

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

As of February 16, 2016, we owned 36 properties.  Some or all of these properties may decline in value.  To the extent our real properties decline in value, our stockholders could lose some or all of the value of their investments.  The value of our common stock may be adversely affected if the real properties held by us decline in value since these real properties represent the majority of the tangible assets held by us.  Moreover, if we are forced to sell or lease the real property held by us below its initial purchase price or its carrying costs, respectively, or if we are forced to lease real property at below market rates because of the condition of the property, our results of operations would be adversely affected and such negative results of operations may result in lower dividends being paid to holders of our common stock.

New acquisitions may fail to perform as expected.

We may fund the acquisition of new properties with cash, by drawing on the revolving line of credit portion of our BAML Credit Facility, by assuming existing indebtedness, by entering into new indebtedness, by issuing debt securities, by issuing shares of our stock or by other means.  During the year ended December 31, 2015, we acquired one property located in Georgia.  During the year ended December 31, 2014, we did not acquire any properties.  During the year ended December 31, 2013, we acquired one property located in Georgia and two properties located in Colorado.    Newly acquired properties may fail to perform as expected, in which case, our results of operations could be adversely affected.

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

When leases expire, we may incur expenses and may not be able to re-lease the space on the same terms.  While we cannot predict when existing vacant space in properties will be leased,  if existing tenants with expiring leases will renew their leases or what the terms and conditions of the lease renewals will be, we expect to renew or sign new leases at current market rates for locations in which the buildings are located, which in some cases may be below the expiring rates.  Certain leases provide tenants the right to terminate early if they pay a fee.  If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce distributions to our stockholders.  Typical lease terms range from five to ten years, so up to approximately 20% of our rental revenue from commercial properties could be expected to expire each year.

We face risks of tenant-type concentration.

As of December 31, 2015, approximately 17% and 10% of our tenants as a percentage of the total rentable square feet operated in the energy services industry and the bank and credit services industry, respectively.  An economic downturn in these or any industry in which a high concentration of our tenants operate or in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us, which could adversely affect our financial condition and results of operations.

We face risks from geographic concentration.

The properties in our portfolio as of December 31, 2015, by aggregate square footage, are distributed geographically as follows: South — 47.1%, West — 22.8%, Midwest — 16.1% and East — 14.0%.  However, within certain of those regions, we hold a larger concentration of our properties in Greater Denver, Colorado — 21.2%, Atlanta, Georgia — 19.4%, Dallas, Texas — 12.9% and Houston, Texas — 12.6%.  We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions.    Given the fact that the Dallas, Denver and Houston metropolitan areas have a significant presence in the energy sector, a prolonged period of low oil or natural gas prices, or other factors negatively impacting the energy industry could have an adverse impact on our ability to maintain the occupancy of our properties in those areas or could cause us to lease space at rates below current in-place rents, or at rates below the rates we have leased space in those areas in the prior year. In addition, factors negatively impacting the energy industry could reduce the market values of our properties in those areas which could reduce our net asset value and adversely affect our financial condition and results of operations, or cause a decline in the value of our common stock.

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

All of our properties are required to comply with the Americans With Disabilities Act (ADA), and the regulations, rules and orders that may be issued thereunder.  The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to persons with disabilities.  Compliance with ADA requirements might require, among other things, removal of access barriers.  Noncompliance with such requirements could result in the imposition of fines by the U.S. government or an award of damages to private litigants.

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

The interests of our existing stockholders could be diluted if we issue additional equity securities to finance future acquisitions, repay indebtedness or to fund other general corporate purposes.  Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing.

The price of our common stock may vary.

The market prices for our common stock may fluctuate with changes in market and economic conditions, including the market perception of REITs in general, and changes in our financial condition and results of operations.  Such fluctuations may depress the market price of our common stock independent of the financial performance of FSP Corp.  The market conditions for REIT stocks generally could affect the market price of our common stock.

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

Staggered Board.  Our board of directors is divided into three classes.  The terms of these classes are staggered and will expire in 2016, 2017 and 2018, respectively.  Directors of each class are elected for a three-year term upon the expiration of the respective term of each class.  The staggered terms for directors may affect our stockholders’ ability to effect a change in control even if a change in control may be in the stockholders’ best interests.

Preferred Stock. Our Articles of Incorporation authorize our board of directors to issue up to 20,000,000 shares of preferred stock, par value $.0001 per share, and to establish the preferences and rights of any such shares issued. The issuance of preferred stock could have the effect of delaying or preventing a change in control even if a change in control may be in our stockholders’ best interest.

Increase of Authorized Stock.  Our board of directors, without any vote or consent of the stockholders, may increase the number of authorized shares of any class or series of stock or the aggregate number of authorized shares we have authority to issue. The ability to increase the number of authorized shares and issue such shares could have the effect of delaying or preventing a change in control even if a change in control may be in our stockholders’ best interest.

Amendment of Bylaws.  Our board of directors has the sole power to amend our Bylaws.  This power could have the effect of delaying or preventing a change in control even if a change in control may be in our stockholders’ best interests.

Stockholder Meetings. Our Bylaws require advance notice for stockholder proposals to be considered at annual and special meetings of stockholders and for stockholder nominations for election of directors at annual and special meetings of stockholders.  The advance notice provisions require a proponent to provide us with detailed information about the proponent and/or nominee.  Our Bylaws also provide that stockholders entitled to cast more than 50% of all the votes entitled to be cast at a meeting must join in a request by stockholders to call a special meeting of stockholders and that a specific process for the meeting request must be followed.  These provisions could have the effect of delaying or preventing a change in control even if a change in control may be in the best interests of our stockholders.

Supermajority Votes Required.  Our Articles of Incorporation require the affirmative vote of the holders of no less than 80% of the shares of capital stock outstanding and entitled to vote in order (i) to amend the provisions of our Articles of Incorporation relating to the classification of directors, removal of directors, limitation of liability of officers and directors or indemnification of officers and directors or (ii) to amend our Articles of Incorporation to impose cumulative voting in the election of directors.  These provisions could have the effect of delaying or preventing a change in control even if a change in control may be in our stockholders’ best interest.

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties

Set forth below is information regarding our properties as of December 31, 2015:

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/15	of Tenants	Major Tenants (2)

Office
678-686 Hillview Drive	3/9/99	36,288	100%	1	Headway Technologies, Inc.
Milpitas, CA 95035

600 Forest Point Circle	7/8/99	62,212	100%	1	American National Red Cross
Charlotte, NC 28273

14151 Park Meadow Drive	3/15/01	138,537	100%	5	American Systems Corporation
Chantilly, VA 20151					Omniplex World Services
					Booz Allen Hamilton, Inc.

1370 & 1390 Timberlake	5/24/01	234,023	95%	5	Centene Management Company, LLC
Manor Parkway,					Amdocs, Inc.
Chesterfield, MO 63017

501 & 505 South 336th Street	9/14/01	117,010	67%	15	SunGard Availability Services, LP
Federal Way, WA 98003

50 Northwest Point Rd.	12/5/01	176,848	100%	1	Citicorp Credit Services, Inc.
Elk Grove Village, IL 60005

1350 Timberlake Manor Parkway	3/4/02	116,197	96%	3	Centene Management Company, LLC
Chesterfield, MO 63017					Edgewell Personal Care Company

16285 Park Ten Place	6/27/02	157,460	63%	7	Bluware, Inc.
Houston, TX 77084					Subsea Solutions LLC
					BAE Systems Land & Armaments, LP

15601 Dallas Parkway	9/30/02	290,041	93%	9	Federal National Mortgage Association
Addison, TX 75001					Behringer Harvard Holdings, LLC
					Compass Production Partners, LP

1500 & 1600 Greenville Ave.	3/3/03	300,887	100%	5	ARGO Data Resource Corp.
Richardson, TX 75080					VCE Company, LLC
					Id Software, LLC

6550 & 6560 Greenwood Plaza	2/24/05	196,236	100%	4	DIRECTV, Inc.
Englewood, CO 80111					Kaiser Foundation Health Plan

3815-3925 River Crossing Pkwy	7/6/05	205,059	91%	15	Somerset CPAs, P.C.
Indianapolis, IN 46240					Crowe Horwath, LLP

5055 & 5057 Keller Springs Rd.	2/24/06	218,934	82%	28	See Footnote 3
Addison, TX 75001

5505 Blue Lagoon Drive	11/6/03	212,619	100%	1	Burger King Corporation
Miami, FL 33126

5600, 5620 & 5640 Cox Road	7/16/03	298,456	100%	6	SunTrust Bank
Glen Allen, VA 23060					General Electric Company
					ChemTreat, Inc.

1293 Eldridge Parkway	1/16/04	248,399	100%	1	CITGO Petroleum Corporation
Houston, TX 77077

380 Interlocken Crescent	8/15/03	240,185	97%	10	VMWare, Inc.
Broomfield, CO 80021					MWH Americas, Inc
					Cooley LLP
					Sierra Financial Services, Inc.

3625 Cumberland Boulevard	6/27/06	387,267	85%	24	Century Business Services, Inc.
Atlanta, GA 30339					Bennett Thrasher PC
					Randstad General Partner (US)
					Gas South LLC

390 Interlocken Crescent	12/21/06	241,516	85%	8	Vail Holdings, Inc.
					AppExtremes, LLC

120 East Baltimore St.	6/13/07	325,445	85%	18	SunTrust Bank
Baltimore, MD 21202					State’s Attorney for Baltimore City
					State Retirement and Pension Systems
					of Maryland

16290 Katy Freeway	9/28/05	156,746	100%	3	Murphy Exploration and Production
Houston, TX 77094					Company

2291 Ball Drive	12/11/08	127,778	100%	1	Monsanto Company
St Louis, MO 63146

45925 Horseshoe Drive	12/26/08	136,658	92%	2	Giesecke & Devrient America, Inc.
Sterling, VA 20166

4807 Stonecroft Blvd.	6/26/09	111,469	100%	1	Northrop Grumman Systems Corp.
Chantilly, VA 20151

121 South Eighth Street	6/29/10	305,990	88%	38	TCF National Bank
Minneapolis, MN 55402

801 Marquette Ave. South	6/29/10	169,704	97%	1	TCF National Bank
Minneapolis, MN 55402

4820 Emperor Boulevard	3/4/11	259,531	100%	1	Quintiles Transnational Corp.
Durham, NC 27703

5100 & 5160 Tennyson Pkwy	3/10/11	202,600	100%	1	Denbury Onshore LLC
Plano, TX 75024

7500 Dallas Parkway	3/24/11	214,110	100%	6	ADS Alliance Data Systems, Inc.
Plano, TX 75024					Americorp., Inc. d/b/a Altair Global

909 Davis Street	9/30/11	195,245	100%	6	Houghton Mifflin Harcourt
Evanston, IL 60201					Publishing Company
					Northshore University Healthsystem

One Ravinia Drive	7/31/12	386,603	95%	16	T-Mobile South LLC
Atlanta, Georgia					Internap Network Services Corporation
					Cedar Technologies

Two Ravinia Drive	4/8/15	442,130	81%	43	Document Technologies, LLC
Atlanta, Georgia					Workday, Inc.
					RGN Atlanta XIV, LLC

10370 & 10350 Richmond Ave.	11/1/12	629,025	87%	49	Petrobras America, Inc.
Houston, TX 77042

1999 Broadway	5/22/13	676,379	83%	29	United States Government
Denver, CO

999 Peachtree	7/1/13	621,946	95%	40	Sutherland Asbill Brennan LLP
Atlanta, GA					Heery International, Inc.

1001 17th Street	8/28/13	655,420	89%	37	WPX Energy. Inc.
Denver, CO					Newfield Exploration
Total Office		9,494,953	92%

(1)	Date of purchase or merged entity date of purchase.
(2)	Major tenants that occupy 10% or more of the space in an individual property.
(3)	No tenant occupies more than 10% of the space.

All of the properties listed above are owned, directly or indirectly, by us.  None of our properties are subject to any mortgage loans.  We have no material undeveloped or unimproved properties, or proposed programs for material renovation, improvement or development of any of our properties in 2016.  We believe that our properties are adequately covered by insurance as of December 31, 2015.

The information presented below provides the weighted average GAAP rent per square foot for the year ending December 31, 2015 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	December 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2015 (a)	Square Feet (b)

Forest Park	Charlotte	NC	1999	62,212	62,212	100.0%	$13.96
Meadow Point	Chantilly	VA	1999	138,537	132,580	95.7%	27.37
Innsbrook	Glen Allen	VA	1999	298,456	298,217	99.9%	18.75
East Baltimore	Baltimore	MD	1989	325,445	265,954	81.7%	23.61
Loudoun Tech Center	Dulles	VA	1999	136,658	125,766	92.0%	17.83
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	37.54
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	36.03
East total				1,332,308	1,255,729	94.3%	25.60
Northwest Point	Elk Grove Village	IL	1999	176,848	176,848	100.0%	24.51
909 Davis Street	Evanston	IL	2002	195,245	193,683	99.2%	36.08
River Crossing	Indianapolis	IN	1998	205,059	192,058	93.7%	20.57
Timberlake	Chesterfield	MO	1999	234,023	140,250	59.9%	21.87
Timberlake East	Chesterfield	MO	2000	116,197	37,474	32.3%	22.24
Lakeside Crossing	Maryland Heights	MO	2008	127,778	127,778	100.0%	24.43
121 South 8th Street	Minneapolis	MN	1974	305,990	263,855	86.2%	22.78
801 Marquette Ave	Minneapolis	MN	1923	169,704	165,275	97.4%	3.82
Midwest total				1,530,844	1,297,221	84.7%	22.31
Blue Lagoon Drive	Miami	FL	2002	212,619	212,619	100.0%	22.25
One Overton Place	Atlanta	GA	2002	387,267	314,654	81.3%	24.38
Park Ten	Houston	TX	1999	157,460	99,357	63.1%	30.96
Addison Circle	Addison	TX	1999	290,041	252,916	87.2%	25.44
Collins Crossing	Richardson	TX	1999	300,887	299,804	99.6%	24.42
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	31.04

The following table is continued from the previous page and provides the weighted average GAAP rent per square foot for the year ending December 31, 2015 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in nonconsolidated REITs or those which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	December 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2015 (a)	Square Feet (b)

Park Ten Phase II	Houston	TX	2006	156,746	156,746	100.0%	$30.98
Liberty Plaza	Addison	TX	1985	218,934	181,606	83.0%	20.88
Legacy Tennyson Center	Plano	TX	1999/2008	202,600	202,600	100.0%	17.23
One Legacy Circle	Plano	TX	2008	214,110	214,110	100.0%	33.45
One Ravinia Drive	Atlanta	GA	1985	386,603	367,273	95.0%	22.87
Two Ravinia Drive	Atlanta	GA	1987	442,130	337,566	76.4%	24.50
Westchase I & II	Houston	TX	1983/2008	629,025	581,345	92.4%	34.16
999 Peachtree	Atlanta	GA	1987	621,946	592,528	95.3%	30.06
South Total				4,468,767	4,061,523	90.9%	27.23

380 Interlocken	Broomfield	CO	2000	240,185	231,755	96.5%	30.04
1999 Broadway	Denver	CO	1986	676,379	574,990	85.0%	31.97
1001 17th Street	Denver	CO	1977/2006	655,420	553,895	84.5%	34.31
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100%	24.22
390 Interlocken	Broomfield	CO	2002	241,516	173,409	71.8%	28.18
Hillview Center	Milpitas	CA	1984	36,288	36,288	100.0%	16.34
Federal Way	Federal Way	WA	1982	117,010	68,661	58.7%	18.75
West Total				2,163,034	1,835,234	84.8%	30.44

Grand Total				9,494,953	8,449,707	89.0%	$26.93

(a)	Based on weighted occupied square feet for the year ended December 31, 2015, including month-to-month tenants, divided by the Property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the year ended December 31, 2015 per weighted occupied square foot.

The information presented below is a lease expiration table for ten years and thereafter, stating (i) the number of tenants whose leases will expire, (ii) the total area in square feet covered by such leases, (iii) the annual rental represented by such leases in dollars and by square feet, and (iv) the percentage of gross annual rental represented by such leases.

			Rentable			Annualized	Percentage
	Number of		Square			Rent	of Total
Year of	Leases		Footage		Annualized	Per Square	Annualized
Lease	Expiring		Subject to		Rent Under	Foot Under	Rent Under
Expiration	Within the		Expiring		Expiring	Expiring	Expiring	Cumulative
December 31,	Year (a)		Leases		Leases (b)	Leases	Leases	Total

2016	76	(c)	893,003		$17,213,994	$19.28	7.8%	7.8%
2017	71		1,111,385		32,072,789	28.86	14.5%	22.3%
2018	74		1,107,685		31,862,810	28.77	14.4%	36.7%
2019	66		1,286,426		33,419,650	25.98	15.1%	51.8%
2020	58		851,253		23,580,658	27.70	10.7%	62.5%
2021	31		753,234		18,274,036	24.26	8.3%	70.8%
2022	27		998,305		28,862,414	28.91	13.1%	83.9%
2023	19		626,267		10,858,863	17.34	4.9%	88.8%
2024	9		296,418		7,642,735	25.78	3.4%	92.2%
2025	9		320,671		6,008,364	18.74	2.7%	94.9%
2026 and thereafter	10		450,699	(d)	11,242,324	24.94	5.1%	100.0%
	450		8,695,346		$221,038,636	$25.42	100.0%
Vacancies as of 12/31/15			799,607
Total Portfolio Square Footage			9,494,953

(a)

The number of leases approximates the number of tenants. Tenants with lease maturities in different years are included in annual totals for each lease. Tenants may have multiple leases in the same year.

(b)

Annualized rent represents the monthly rent charged, including tenant reimbursements, for each lease in effect at December 31, 2015 multiplied by 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

(c)	Includes 22 leases that are month-to-month.
(d)	Includes 85,050 square feet that are non-revenue producing building amenities.

Item 3.Legal Proceedings

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, cash flows or results of operations.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE MKT under the symbol “FSP”.  The following table sets forth the high and low sales prices on the NYSE MKT for the quarterly periods indicated.

Three Months	Range
Ended	High	Low
December 31, 2015	$11.81	$9.45
September 30, 2015	$12.04	$10.17
June 30, 2015	$13.06	$11.28
March 31, 2015	$13.60	$12.15

December 31, 2014	$12.76	$11.19
September 30, 2014	$12.76	$11.14
June 30, 2014	$12.95	$11.04
March 31, 2014	$13.18	$11.69

As of February 4, 2016, there were 10,130 holders of our common stock, including both holders of record and participants in securities position listings.

On January 8, 2016, our board of directors declared a dividend of $0.19 per share of our common stock payable to stockholders of record as of January 22, 2016 that was paid on February 11, 2016.  Set forth below are the distributions per share of common stock made by FSP Corp. in each quarter since 2014.

Quarter	Distribution Per Share of
Ended	Common Stock of FSP Corp.
December 31, 2015	$0.19
September 30, 2015	$0.19
June 30, 2015	$0.19
March 31, 2015	$0.19

December 31, 2014	$0.19
September 30, 2014	$0.19
June 30, 2014	$0.19
March 31, 2014	$0.19

While not guaranteed, we expect that cash dividends on our common stock comparable to our most recent quarterly dividend will continue to be paid in the future. See Part I, Item 1A Risk Factors, “Our level of dividends may fluctuate.”, for additional information.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on the Company’s common stock between December 31, 2010 and December 31, 2015 with the cumulative total return of (1) the NAREIT Equity Index, (2) the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”) and (3) the Russell 2000 Total Return Index over the same period.  This graph assumes the investment of $100.00 on December 31, 2010 and assumes that any distributions are reinvested.

	As of December 31,
	2010	2011	2012	2013	2014	2015
FSP	$100	$74	$98	$101	$110	$99
NAREIT Equity	100	108	130	133	171	176
S&P 500	100	102	118	157	178	181
Russell 2000	100	96	111	155	162	155

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

Item 6.Selected Financial Data

The following selected financial information is derived from the historical consolidated financial statements of FSP Corp. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and with FSP Corp.’s consolidated financial statements and related notes thereto included in Item 8.

	Year Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013	2012	2011

Operating Data:
Total revenue	$243,867	$249,683	$213,636	$161,580	$138,041
Income from:
Income from continuing operations	35,014	13,148	17,294	22,950	19,357
Income from discontinued operations	—	—	2,533	(15,317)	24,167
Net income	35,014	13,148	19,827	7,633	43,524

Basic and diluted income per share:
Continuing operations	$0.35	$0.13	$0.18	$0.28	$0.24
Discontinued operations	—	—	0.03	(0.19)	0.29
Total	$0.35	$0.13	$0.21	$0.09	$0.53

Distributions declared per share outstanding:	$0.76	$0.76	$0.76	$0.76	$0.76

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Total assets	$1,921,368	$1,936,390	$2,044,034	$1,526,068	$1,407,348
Total liabilities	985,712	956,743	993,868	661,319	485,981
Total shareholders’ equity	935,656	979,647	1,050,166	864,749	921,367

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

FSP Corp., or we or the Company, operates in the real estate operations segment. The real estate operations segment involves real estate rental operations, leasing, secured financing of real estate and services provided for asset management, property management, property acquisitions, dispositions and development.  Our current strategy is to invest in select urban infill and central business district properties, with primary emphasis on our top five markets of Atlanta, Dallas, Denver, Houston and Minneapolis.  We believe that our top five markets have macro-economic drivers that have the potential to increase occupancies and rents.  We will also monitor San Diego, Silicon Valley, Greater Boston and Greater Washington, DC, as well as other markets, for opportunistic investments.   FSP Corp. seeks value-oriented investments with an eye towards long-term growth and appreciation, as well as current income.

Approximately 6.7 million square feet, or approximately 71% of our total owned portfolio, is located in our top five markets.  We are currently undertaking an initiative to dispose of our smaller, suburban office assets and to replace them with larger urban infill and central business district office assets located primarily in our top five markets.  As we execute this strategy, short term operating results could be adversely impacted.  However, once complete, we believe that the transformed portfolio has the potential to provide higher profit and asset value growth over a longer period of time.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of slow economic growth, with declining unemployment from recent levels, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit and interest rates.  In addition, the Federal Reserve Bank has indicated that it anticipates raising interest rates further in 2016.  Any increase in interest rates could result in increased borrowing costs to us.  However, we could also benefit from any further improved economic fundamentals and increasing levels of employment.  We believe that the economy is in the early stages of a cyclically-slower but prolonged broad-based upswing.  However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Real Estate Operations

Leasing

Our real estate portfolio was approximately 91.6% leased as of December 31, 2015 and approximately 92.8% leased as of December 31, 2014.  The 1.2% decrease in leased space was a result of a lease expirations and terminations during 2015 that were not leased at December 31, 2015.  As of December 31, 2015 we had 800,000 square feet of vacancy in our portfolio compared to 689,000 at December 31, 2014.  During the year ended December 31, 2015, we leased approximately 1,319,000 square feet of office space, of which approximately 957,000 square feet were with existing tenants, at a weighted average term of 5.3 years.  On average, tenant improvements for such leases were $13.17 per square foot, lease commissions were $5.81 per square foot and rent concessions were approximately three months of free rent.  Average GAAP base rents under such leases were $28.66 per square foot, or 10.4% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2014.

As of December 31, 2015, leases for approximately 9.4% and 11.7% of the square footage in our portfolio are scheduled to expire during 2016 and 2017, respectively.  As the first quarter of 2016 begins, we believe that our property portfolio is well stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants.  We believe that most of our largest property markets are now experiencing generally steady or improving rental conditions.    We anticipate continued positive leasing activity within the portfolio during 2016.

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

Real Estate Acquisition and Investment Activity

During 2016:

•	on January 19, we received approximately $37.5 million from FSP 385 Interlocken Development Corp. as repayment in full of a Sponsored REIT Loan; and
•	additional potential real estate investment opportunities are actively being explored and we would anticipate further real estate investment in the future.

During 2015:

•	we funded advances on Sponsored REIT Loans for revolving lines of credit in the aggregate amount of approximately $4.0 million;
•	on April 8, we acquired an office property with approximately 442,130 rentable square feet of space for $78.0 million located in the Central Perimeter Submarket of Atlanta, Georgia: and
•	on December 7, we funded a Sponsored REIT Loan for a mortgage loan secured by a property of approximately $21.0 million.

During 2014:

•	we funded advances on Sponsored REIT Loans for revolving lines of credit in the aggregate amount of approximately $11.2 million;

•	on June 19, we received approximately $13.9 million from FSP Galleria North Corp. as repayment in full of a Sponsored REIT Loan; and
•	on December 23, we received approximately $3.4 million from FSP Highland Place I Corp. as repayment in full of a Sponsored REIT Loan.

During 2013:

•	on May 22, we acquired an office property with approximately 680,277 rentable square feet of space for $183.0 million located in the central business district of Denver, Colorado;
•	on July 1, we acquired an office property with approximately 621,007 rentable square feet for $157.9 million located in the midtown submarket of Atlanta, Georgia;
•	on August 28, we acquired an office property with approximately 655,565 rentable square feet of space for $217.0 million located in the central business district of Denver, Colorado;
•	on December 6, we received approximately $2.35 million from FSP 505 Waterford Corp. as repayment in full of a Sponsored REIT Loan; and
•	we funded advances on Sponsored REIT Loans for revolving lines of credit in the aggregate amount of approximately $8.2 million.

Dispositions and Discontinued Operations

During 2014, the Company early adopted Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  ASU No. 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity).  This ASU standard establishes criteria to evaluate whether transactions should be classified as discontinued operations and requires additional disclosure for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.  This standard was applied prospectively during 2014.  For periods prior to 2014, the Company reported as discontinued operations, the income and expenses associated with a disposal group (i) that qualified as a component of an entity, (ii) for which cash flows were eliminated from the ongoing operations of the entity, and (iii) in which the Company will not have significant continuing involvement.  Comparability between 2014 and prior years is affected as a result of the adoption of the new standard. The rental revenues, operating and maintenance expenses and depreciation and amortization for a property sold in 2015 and 2014 are included in income from continuing operations. For 2013, a property sold is presented as discontinued operations, which required reclassifications of rental revenues, operating and maintenance expenses and depreciation and amortization to income or loss from discontinued operations.

Property Dispositions

During 2015, we sold an office property located in Plano, Texas on February 23, 2015 at a $1.5 million gain, sold an office property located in Eden Prairie, Minnesota on March 31, 2015 at a $9.0 million gain,  sold an office property located in Charlotte, North Carolina on May 13, 2015 at a $0.9 million gain and sold an office property located in San Jose, California on December 9, 2015 at a $12.3 million gain.  During 2014, we sold an office property located in Colorado Springs, Colorado on December 3, 2014 at a $0.9 million gain.  The disposal of these properties does not represent a strategic shift that has a major effect on the Company’s operations and financial results.  Accordingly, the properties remain classified within continuing operations for all periods presented.

We sold an office property located in Richardson, Texas on October 29, 2013 at a $2.2 million gain.    The operating results of this property are classified as discontinued operations in our consolidated financial statements for all periods presented.

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

We also previously held a preferred stock interest in a third Sponsored REIT, FSP Phoenix Tower Corp., which we refer to as Phoenix Tower.  On December 20, 2012, the property owned by Phoenix Tower was sold and, thereafter, Phoenix Tower declared and issued a liquidating distribution for its preferred shareholders, from which we were entitled to $4,866,000.  As a result of the sale, we recognized our share of the gain of $1,582,000.  We received approximately $4,752,000 on January 4, 2013,  $96,000 on September 30, 2013 and $18,000 on December 29, 2015.

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

Results of Operations

Impact of Real Estate Acquisitions, Dispositions and Investment Activity:

The results of operations for each of the acquired properties, and properties sold prior to their date of sale in 2015 or 2014, are included in our operating results as of their respective purchase dates or the date of funding and repayment for mortgage investments, as applicable.  Increases and decreases in rental revenues and interest income from loans and expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014, or for the year ended December 31, 2014 compared to the year ended December 31, 2013, are primarily a result of the timing of these acquisitions and dispositions and the contribution of these acquired properties after their acquisition date or sold properties prior to their sale date in 2015 and 2014, as well as the effect on interest income from the dates of funding and repayment on our mortgage investments.

Sales of Real Estate:

We sold an office property located in Plano, Texas on February 23, 2015 at a $1.5 million gain, sold an office property located in Eden Prairie, Minnesota on March 31, 2015 at a $9.0 million gain, sold an office property located in Charlotte, North Carolina on May 13, 2015 at a $0.9 million gain and sold an office property located in San Jose, California on December 9, 2015 at a $12.3 million gain.  We sold an office property located in Colorado Springs, Colorado on December 3, 2014 at a $0.9 million gain and sold an office property located in Richardson, Texas on

October 29, 2013 at a $2.2 million gain.  The operating results of property sold in 2013 are classified as discontinued operations in our consolidated financial statements for all periods presented.

The following table shows financial results for the years ended December 31, 2015 and 2014.

	Year ended December 31,
(in thousands)	2015	2014	Change
Revenues:
Rental	$237,856	$243,341	$(5,485)
Related party revenue:
Management fees and interest income from loans	5,930	6,241	(311)
Other	81	101	(20)
Total revenues	243,867	249,683	(5,816)
Expenses:
Real estate operating expenses	61,890	62,032	(142)
Real estate taxes and insurance	38,660	36,857	1,803
Depreciation and amortization	91,359	95,915	(4,556)
Selling, general and administrative	13,291	12,983	308
Interest	25,432	27,433	(2,001)
Total expenses	230,632	235,220	(4,588)

Income before interest income, equity in losses and gain on sale of properties	13,235	14,463	(1,228)
Interest income	1	3	(2)
Equity in losses of non-consolidated REITs	(1,451)	(1,760)	309
Gain on sale of properties, less applicable income tax	23,662	940	22,722

Income before taxes on income	35,447	13,646	21,801
Taxes on income	433	498	(65)

Net income	$35,014	$13,148	$21,866

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014

Revenues

Total revenues decreased by $5.8 million to $243.9 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014.  The decrease was primarily a result of:

•

A decrease in rental revenue of approximately $5.5 million arising primarily from loss of revenue from the disposition of a property on December 3, 2014 and the disposition of four properties during 2015.  During 2015, a property was sold on each of February 23, 2015, March 31, 2015, May 13, 2015 and December 9, 2015.  In addition, our rental revenues decreased because leased space in our real estate portfolio decreased approximately 1.2 percentage points to 91.6% at December 31, 2015 compared to 92.8% at December 31, 2014.    These decreases were partially offset by increased rental revenue from a property we acquired on April 8, 2015.

•

A decrease in interest income from loans to Sponsored REITs of approximately $0.3 million as a result of repayments of Sponsored REIT Loans and lower interest rates, which was partially offset by the funding of an advance and a Sponsored REIT Loan we made in December 2015.

Expenses

Total expenses decreased by $4.6 million to $230.6 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014.  The decrease was primarily a result of:

•

A decrease in depreciation and amortization of $4.5 million and real estate operating expenses of $0.1 million as a result of the disposition of a property in December 2014 and the disposition of four properties during 2015.

A property was sold on each of February 23, 2015, March 31, 2015, May 13, 2015 and December 9, 2015.  In addition, our real estate operating expenses decreased because leased space in our real estate portfolio decreased approximately 1.2% percentage points to 91.6% at December 31, 2015 compared to 92.8% at December 31, 2014.  These decreases were partially offset by depreciation and amortization and real estate operating expenses of a property we acquired on April 8, 2015.

•

A decrease to interest expense of approximately $2.0 million to $25.4 million for the year ended December 31, 2015 compared to the same period in 2014.  The decrease was primarily attributable to lower interest rates during the year ended December 31, 2015 compared to the year ended December 31, 2014.

These decreases were partially offset by:

•

An increase in real estate taxes and insurance of approximately $1.8 million, which was primarily the result of increases in property taxes in properties in our portfolio and from a property we acquired on April 8, 2015, which was partially offset by the disposition of a property in December 2014 and four properties 2015

•

An increase in selling, general and administrative expenses of approximately $0.3 million, which was primarily the result of increased personnel related expenses and professional fees.  We had 40 and 39 employees as of December 31, 2015 and 2014, respectively, at our headquarters in Wakefield, Massachusetts.

Equity in losses of non-consolidated REITs

Equity in losses from non-consolidated REITs decreased approximately $0.3 million to a loss of $1.5 million during the year ended December 31, 2015 compared to the same period in 2014.  The decrease was primarily because equity in loss from our preferred stock investment in a Sponsored REIT, FSP 303 East Wacker Drive Corp., which we refer to as East Wacker, decreased $0.2 million during the year ended December 31, 2015, compared to the same period in 2014.

Gains on sale of properties, less applicable income tax

During the year ended December 31, 2015, we recorded gains on sale of four properties.  We sold an office property located in Plano, Texas on February 23, 2015 at a $1.5 million gain, an office property located in Eden Prairie, Minnesota on March 31, 2015 at a $9.0 million gain, an office property located in Charlotte, North Carolina on May 13, 2015 at a $0.9 million gain and an office property located in San Jose, California on December 9, 2015 at a $12.3 million gain.  During the year ended December 31, 2014, we sold an office property located in Colorado Springs, Colorado on December 3, 2014 at a gain of approximately $0.9 million.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties that decreased $76,000 while federal and other income taxes increased $11,000 for year ended December 31, 2015, compared to the same period in 2014.

Net Income

Net Income for the year ended December 31, 2015 was $35.0 million compared to $13.1 million for the year ended December 31, 2014, for the reasons described above.

The following table shows financial results for the years ended December 31, 2014 and 2013.

	Year ended December 31,
(in thousands)	2014	2013	Change
Revenues:
Rental	$243,341	$206,926	$36,415
Related party revenue:
Management fees and interest income from loans	6,241	6,646	(405)
Other	101	64	37
Total revenues	249,683	213,636	36,047
Expenses:
Real estate operating expenses	62,032	51,100	10,932
Real estate taxes and insurance	36,857	31,616	5,241
Depreciation and amortization	95,915	78,839	17,076
Selling, general and administrative	12,983	11,911	1,072
Interest	27,433	21,054	6,379
Total expenses	235,220	194,520	40,700

Income before interest income, equity in losses and gain on sale of property	14,463	19,116	(4,653)
Interest income	3	16	(13)
Equity in losses of non-consolidated REITs	(1,760)	(1,358)	(402)
Gain on sale of property, less applicable income tax	940	—	940

Income before taxes on income	13,646	17,774	(4,128)
Taxes on income	498	480	18

Income from continuing operations	13,148	17,294	(4,146)
Discontinued operations:
Income from discontinued operations, net of income tax	—	375	(375)
Gain on sale or property, less applicable income tax	—	2,158	(2,158)
Total discontinued operations	—	2,533	(2,533)

Net income	$13,148	$19,827	$(6,679)

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

The calculations of FFO are shown in the following table:

	For the Year Ended December 31,
(in thousands):	2015	2014	2013
Net income (loss)	$35,014	$13,148	$19,827
(Gain) loss on sale, less applicable income tax	(23,662)	(940)	(2,158)
Equity in (earnings) losses of non-consolidated REITs	1,451	1,760	1,358
FFO from non-consolidated REITs	2,732	1,930	2,148
Depreciation and amortization	91,201	96,550	79,090
NAREIT FFO	106,736	112,448	100,265
Acquisition costs of new properties	154	14	568

Funds From Operations	$106,890	$112,462	$100,833

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

	Net Operating Income (NOI)*
		Year	Year
(in thousands)	Rentable	Ended	Ended	Inc	%
Region	Square Feet	31-Dec-15	31-Dec-14	(Dec)	Change
East	1,333	$18,822	$18,357	$465	2.5%
MidWest	1,531	14,439	18,054	(3,615)	(20.0)%
South	4,026	63,703	65,793	(2,090)	(3.2)%
West	2,163	32,268	34,164	(1,896)	(5.5)%
Same Store	9,053	129,232	136,368	(7,136)	(5.2)%

Acquisitions	442	3,214	—	3,214	2.4%
Property NOI from the portfolio	9,495	132,446	136,368	(3,922)	(2.9)%
Property NOI on assets sold		2,234	6,685	(4,451)	(3.0)%
Property NOI		$134,680	$143,053	$(8,373)	(5.9)%

Same Store		$129,232	$136,368	$(7,136)	(5.2)%

Less Nonrecurring
Items in NOI (a)		1,152	1,223	(71)	0.0%

Comparative
Same Store		$128,080	$135,145	$(7,065)	(5.2)%

	Year	Year
	Ended	Ended
Reconciliation to Net income	31-Dec-15	31-Dec-14
Net Income	$35,014	$13,148
Add (deduct):
Discontinued operations	—	—
Loss provision or (gain) on sale of assets	(23,662)	(940)
Management fee income	(2,468)	(2,596)
Depreciation and amortization	91,359	95,915
Amortization of above/below market leases	(158)	635
Selling, general and administrative	13,291	12,983
Interest expense	25,432	27,433
Interest income	(5,230)	(5,298)
Equity in earnings of non-consolidated REITs	1,451	1,760
Non-property specific items, net	(349)	13
Property NOI from the continuing portfolio	134,680	143,053

Property NOI classified in discontinued operations	—	—
Property NOI	$134,680	$143,053

(a)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

Liquidity and Capital Resources

Cash and cash equivalents were $18.2 million and $7.5 million at December 31, 2015 and December 31, 2014, respectively. The increase of $10.6 million in cash and cash equivalents in 2015 was comprised of $102.9 million provided by operating activities less $38.1 million from investing activities, less $54.1 million used in financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $102.9 million is primarily attributable to net income of $35.0 million, less $23.7 million from gains on sales of properties, plus the add backs of $92.1 million of non-cash activities, an increase in accounts payable and accrued expenses of $5.5 million, a  $2.0 million decrease in tenant rent receivables, a $0.7 million decrease in restricted cash, a $0.6 million increase from tenant security deposits and a $0.4 million increase in prepaid expenses and other assets.  These increases were partially offset by $8.3 million in payments of deferred leasing commissions and a  $1.4 million increase in lease acquisition costs.

Investing Activities

Our cash used in investing activities for the year ended December 31, 2015 of $38.1 million is primarily attributable to $76.7 million used for an acquisition, $21.8 million in additions to real estate investments and office equipment and a  $25.0 million increase in Sponsored REIT Loans. These uses were partially offset $85.4 million of proceeds on the sales of properties.

Financing Activities

Our cash used by financing activities for the year ended December 31, 2015 of $54.1 million is primarily attributable to distributions paid to stockholders of $76.1 million and repayments of borrowings on the BAML Revolver (as defined below) of $88.0 million, which were partially offset by borrowings under the BAML Revolver of $110.0 million.

BMO Term Loan

On October 29, 2014, the Company entered into an Amended and Restated Credit Agreement (the “BMO Credit Agreement”) with the lending institutions referenced in the BMO Credit Agreement and Bank of Montreal, as administrative agent (in such capacity, the “BMO Administrative Agent”), that continued a single, unsecured term loan borrowing in the amount of $220 million (the “BMO Term Loan”).  The BMO Term Loan was previously evidenced by a Credit Agreement dated August 26, 2013 by and among the Company, certain of the Company’s wholly-owned subsidiaries, the BMO Administrative Agent and those lenders from time to time a party thereto (the “Original BMO Credit Agreement”). The purpose of the BMO Credit Agreement was to amend and restate the Original BMO Credit Agreement in its entirety to provide, among other things, for the Company to become the sole borrower and for changes to certain financial covenants. On August 26, 2013, the Company drew down the entire $220 million under the BMO Term Loan, which remains fully advanced and outstanding under the BMO Credit Agreement. The BMO Term Loan continues to have a seven year term that matures on August 26, 2020. The BMO Credit Agreement also continues to include an accordion feature that allows up to $50 million of additional loans, subject to receipt of lender commitments and satisfaction of certain customary conditions.

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at December 31, 2015) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at December 31, 2015).

The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

	CREDIT				LIBOR RATE		BASE RATE
LEVEL	RATING				MARGIN		MARGIN
I	A-	/	A3	(or higher)	105.0	bps	5.0	bps
II	BBB+	/	Baa1		115.0	bps	15.0	bps
III	BBB	/	Baa2		135.0	bps	35.0	bps
IV	BBB-	/	Baa3		165.0	bps	65.0	bps
V	<BBB-	/	Baa3		215.0	bps	115.0	bps

For purposes of the BMO Term Loan, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 1/2 of 1.00%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2015, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the BMO Term Loan is variable, under the Original BMO Credit Agreement and under the BMO Credit Agreement, the Company was and is permitted to hedge the base LIBOR interest rate by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement (together with the schedule relating thereto, the “BMO ISDA Master Agreement”) with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, and after giving effect to the BMO ISDA Master Agreement, as of December 31, 2015, the effective interest rate on the BMO Term Loan was 3.97% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the BMO Administrative Agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or BMO Administrative Agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of December 31, 2015.

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

As of December 31, 2015, there were borrowings of $290 million outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.25% over LIBOR at December 31, 2015) or (ii) a margin over the base rate depending on the Company’s credit rating (0.25% over the base rate at December 31, 2015). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $500 million (0.25% at December 31, 2015). The actual amount of any applicable facility fee, and the margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid.

					LIBOR		Base
					Rate	Facility	Rate
Level	Credit Rating				Margin	Fee	Margin
I	A-	/	A3	(or higher)	0.875%	0.125%	0%
II	BBB+	/	Baa1		0.925%	0.150%	0%
III	BBB	/	Baa2		1.050%	0.200%	0.050%
IV	BBB-	/	Baa3		1.250%	0.250%	0.250%
V	<BBB-	/	Baa3		1.650%	0.300%	0.650%

For purposes of the BAML Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 1/2 of 1.00%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2015, the Company’s credit rating from Moody’s Investors Service was Baa3.

Based upon the Company’s credit rating, as of December 31, 2015, the weighted average interest rate on the BAML Revolver was 1.54% per annum and there were borrowings of $290 million outstanding.  The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2015 was approximately 1.44% per annum.  As of December 31, 2014, there were borrowings of $268 million outstanding under the BAML Revolver at a weighted average rate of 1.41% per annum.

BAML Term Loan Highlights

•	The BAML Term Loan continues to be for $400 million.
•	The BAML Term Loan continues to mature on September 27, 2017.
•	On September 27, 2012, the Company drew down the entire $400 million under the Original BAML Credit Agreement and such amount remains fully advanced and outstanding under the BAML Credit Agreement.

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.45% over LIBOR at December 31, 2015) or (ii) a margin over the base rate depending on the Company’s credit rating (0.45% over the base rate at December 31, 2015). The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

					LIBOR Rate	Base Rate
Level	Credit Rating				Margin	Margin
I	A-	/	A3	(or higher)	0.950%	0%
II	BBB+	/	Baa1		1.025%	0.025%
III	BBB	/	Baa2		1.200%	0.200%
IV	BBB-	/	Baa3		1.450%	0.450%
V	<BBB-	/	Baa3		1.900%	0.900%

For purposes of the BAML Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 1/2 of 1.00%, and (iii) the one month LIBOR based rate for such day plus 1.00%.  As of December 31, 2015, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement.  On September 27, 2012, the Company entered into an ISDA Master Agreement (together with the schedule relating thereto, the “BAML ISDA Master Agreement”) with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years, until the September 27, 2017 maturity date.  Accordingly, based upon the Company’s credit rating, as of December 31, 2015, the effective interest rate on the BAML Term Loan was 2.20% per annum.

BAML Credit Facility General Information

The BAML Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The BAML Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Agreement). In the event of a default by the Company, the BAML Administrative Agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Agreement, and enforce any and all rights of the lenders or BAML Administrative Agent under the BAML Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the BAML Credit Facility financial covenants as of December 31, 2015.

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

   As of December 31, 2015, we had an automatic shelf registration statement on Form S-3 on file with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our debt securities, common stock, preferred stock or depository shares.  From time to time, we expect to issue debt securities, common stock, preferred stock or depository shares under our existing automatic shelf registration statements or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of December 31, 2015, we were committed to fund up to $132.3 million to five Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $118.6 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Loans to Sponsored REITs

Sponsored REIT Loans

From time to time we may make secured loans (“Sponsored REIT Loans”) to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  We anticipate that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years.  Except for two mortgage loans which bears interest at a fixed rate, advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and most advances also require a 50 basis point draw fee.

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

Additional information about our Sponsored REIT Loans outstanding as of December 31, 2015, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the years ended December 31, 2015 and 2014, respectively, the rental income exceeded the expenses for each individual property, with the exception of one property located in Chesterfield, Missouri.

Our property located in Chesterfield, Missouri has approximately 116,000 square feet of rentable space and was approximately 96.2% and 91.0% leased as of December 31, 2015 and 2014, respectively.  In January 2015, two tenants with leases for an aggregate of 99,000 square feet of rentable space vacated the property.  During 2015, we signed leases with two new tenants.  As of December 31, 2015, tenants occupied approximately 50,000 square feet of rentable space at the property and we had entered into a lease for 62,000 square feet of rentable space, but such lease had not yet commenced.  As a result of the vacancy during 2015, the rental revenue from the property did not cover operating expenses for the year ended December 31, 2015.  The property generated rental income of $835,000 and had operating expenses of $1,044,000 for the year ended December 31, 2015.  Rental revenue from the property covered operating expenses for the year ended December 31, 2014.

Rental Income Commitments

Our commercial real estate operations include the leasing of office buildings subject to leases with terms greater than one year.  The leases thereon expire at various dates through 2029.  Approximate future minimum rental income from non-cancelable operating leases as of December 31, 2015 is:

Year ending
(in thousands)	December 31,

2016	$178,224
2017	163,837
2018	145,576
2019	116,730
2020	90,940
Thereafter (2021-2029)	201,991
$897,298

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2015:

	Payment due by period
Contractual	(in thousands)
Obligations	Total	2016	2017	2018	2019	2020	Thereafter
BAML Revolver	$290,000	$—	$—	$290,000	$—	$—	$—
BAML Term Loan	400,000	—	400,000	—	—	—	—
BMO Term Loan	220,000					220,000	—
Operating Lease	752	428	324	—	—	—	—
Total	$910,752	$428	$400,324	$290,000	$—	$220,000	$—

The operating leases in the table above consist of our lease of corporate office space, which commenced September 1, 2010 and expires on August 31, 2017 and has one five-year renewal option.  The lease includes a base annual rent and additional rent for our share of taxes and operating costs.

In addition to the amounts in the table above, from time to time, we may provide Sponsored REIT Loans to our Sponsored REITs.  As of December 31, 2015, we were committed to fund Sponsored REIT Loans up to $132.3 million to five Sponsored REITs, of which $118.6 million in the aggregate was drawn and outstanding.  Additional information about our Sponsored REIT Loans outstanding as of December 31, 2015, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

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

At December 31, 2015, 2014 and 2013, we held a common stock interest in 9, 10, and 14 Sponsored REITs, respectively, all of which were fully syndicated and in which we no longer share economic benefit or risk.

From time to time, we may provide Sponsored REIT Loans to our Sponsored REITs.  As of December 31, 2015, we were committed to fund Sponsored REIT Loans up to $132.3 million to five Sponsored REITs, of which $118.6 million in the aggregate was drawn and outstanding.  Additional information about our Sponsored REIT Loans outstanding as of December 31, 2015, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

On January 19, 2016, one Sponsored REIT Loan, which we were committed to fund up to $42.0 million and which had $37.5 million drawn and outstanding, was repaid.  As of January 19, 2016, we were committed to fund Sponsored REIT Loans up to $90.3 million to four Sponsored REITs, of which $81.1 million in the aggregate was drawn and outstanding.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  As of December 31, 2015 and December 31, 2014, if market rates on our outstanding borrowings under our BAML Revolver increased by 10% at maturity, or approximately 17 and 14 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.5 million and $0.4 million annually, respectively.  Based upon our credit rating, the interest rate on our borrowings on the BAML Revolver as of December 31, 2015 was LIBOR plus 125 basis points, or 1.68% per annum.  We do not believe that the interest rate risk represented by borrowings under our BAML Revolver is material as of December 31, 2015.

Although the interest rates on the BMO Term Loan and the BAML Credit Facility are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BAML Term Loan by entering into interest rate swap agreements.  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years (the “BMO Interest Rate Swap”).  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years (the “BAML Interest Rate Swap”).  Accordingly, based upon our credit rating, as of December 31, 2015, the interest rate on the BMO Term Loan was 3.97% per annum and the interest rate on the BAML Term Loan was 2.20% per annum.  The fair value of the BMO Interest Rate Swap and the BAML Interest Rate Swap is affected by changes in market interest rates.  We believe that we have mitigated interest rate risk with respect to the BMO Term Loan through the BMO Interest Rate Swap for the seven year term of the BMO Term Loan.  We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the BAML Interest Rate Swap for the five year term of the BAML Term Loan. The BMO Interest Rate Swap and the BAML Interest Rate Swap were our only derivative instruments as of December 31, 2015.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BMO Term Loan and our BAML Term Loan as of December 31, 2015 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(8,243)
BAML Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$1,132

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

We borrow from time-to-time under the BAML Revolver.  These borrowings bear interest at either (i) a rate equal to LIBOR plus 87.5 to 165 basis points depending on our credit rating at the time of the borrowing (LIBOR plus 125 basis points, or 1.68% at December 31, 2015) or (ii) a rate equal to the bank’s base rate plus up to 65 basis points depending on our credit rating at the time of the borrowing (the bank’s base rate plus 25 basis points, or 3.75% at December 31, 2015).  There were borrowings totaling $290 million and $268 million on the BAML Revolver, at a weighted average rate of 1.54% and 1.41% outstanding at December 31, 2015 and December 31, 2014, respectively.  We have drawn on the BAML Revolver, and intend to draw on the BAML Revolver in the future for a variety of corporate purposes, including the funding of Sponsored REIT Loans and the acquisition of properties that we acquire directly for our portfolio.  Information about our Sponsored REIT Loans as of December 31, 2015 is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

The following table presents as of December 31, 2015 our contractual variable rate borrowings under our BAML Revolver, which matures on October 29, 2018, under our BAML Term Loan, which matures on September 27, 2017 and under our BMO Term Loan, which matures on August 26, 2020.  Under the BAML Revolver, we have the right to extend the initial maturity date by an additional 12 months, or until October 29, 2019, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2016	2017	2018	2019	2020	Thereafter
BAML Revolver	$290,000	$—	$—	$290,000	$—	$—	$—
BAML Term Loan	400,000	—	400,000	—	—	—	—
BMO Term Loan	220,000	—	—	—	—	220,000	—
Total	$910,000	$—	$400,000	$290,000	$—	$220,000	$—

Item 8.Financial Statements and Supplementary Data

The information required by this item is included in the financial pages following the Exhibit Index herein and incorporated herein by reference.  Reference is made to the Index to Consolidated Financial Statements in Item 15 of Part IV.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 2013 framework.

Based on our assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included elsewhere in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2015.  Please see page F-3.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

PART III

Certain information required by Part III of this Form 10-K will be contained in our definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) which we plan to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 10.Directors, Executive Officers and Corporate Governance

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

Item 11.Executive Compensation

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in the Proxy Statement under the captions “BENEFICIAL OWNERSHIP OF VOTING STOCK” and “SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS” and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the Proxy Statement under the captions “PROPOSAL 1: ELECTION OF DIRECTORS,” “CORPORATE GOVERNANCE PRINCIPLES AND BOARD MATTERS” and “TRANSACTIONS WITH RELATED PERSONS” and is incorporated herein by reference.

Item 14.Principal Accounting Fees and Services

The response to this item is contained in the Proxy Statement under the caption “PROPOSAL 2: RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” and is incorporated herein by reference.

PART IV

Item 15.Exhibits, Financial Statement Schedules.

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

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

3.	Exhibits:

The Exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of February 16, 2016 by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

By:	/s/ George J. Carter
George J. Carter
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter	President, Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2016
George J. Carter

/s/ John G. Demeritt	Executive Vice President and Chief Financial Officer & Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 16, 2016
John G. Demeritt

/s/ Janet P. Notopoulos	Director, Executive Vice President	February 16, 2016
Janet P. Notopoulos

/s/ John Burke	Director	February 16, 2016
John Burke

/s/ Brian N. Hansen	Director	February 16, 2016
Brian N. Hansen

/s/ Kenneth Hoxsie	Director	February 16, 2016
Kenneth Hoxsie

/s/ Dennis J. McGillicuddy	Director	February 16, 2016
Dennis J. McGillicuddy

/s/ Georgia Murray	Director	February 16, 2016
Georgia Murray

/s/ Kathryn P. O’Neil	Director	February 16, 2016
Kathryn P. O’Neil

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

10.1+ (3)	2002 Stock Incentive Plan of FSP Corp.

10.2 (4)	Amended and Restated Credit Agreement, dated October 29, 2014, among FSP Corp., Bank of Montreal and the other parties thereto

10.3 (5)	ISDA Master Agreement, dated August 26, 2013, between FSP Corp. and Bank of Montreal, together with the schedule relating thereto.

10.4 (6)	Second Amended and Restated Credit Agreement, dated October 29, 2014, among FSP Corp., Bank of America, N.A. and the other parties thereto.

10.5 (7)	ISDA Master Agreement, dated September 27, 2012, between FSP Corp. and Bank of America, N.A., together with the schedule relating thereto.

10.6+ (8)	Form of Retention Agreement.

10.7+ (9)	Change in Control Discretionary Plan.

12*	Calculation of Consolidated Ratios of Earnings to Fixed Charges and Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from FSP Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Consolidated Financial Statements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Franklin Street Properties Corp.:

We have audited the accompanying consolidated balance sheets of Franklin Street Properties Corp. as of December 31, 2015 and 2014, and the related consolidated statements of income, other comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Street Properties Corp. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective December, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Franklin Street Properties Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 16, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Franklin Street Properties Corp.:

We have audited Franklin Street Properties Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Franklin Street Properties Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Franklin Street Properties Corp.’s Annual Report on Form 10-K under the heading Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Franklin Street Properties Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Franklin Street Properties Corp. and our report dated February 16, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 16, 2016

Franklin Street Properties Corp.

Consolidated Balance Sheets

	December 31,
(in thousands)	2015	2014

Assets:
Real estate assets:
Land	$170,021	$183,930
Buildings and improvements	1,637,066	1,604,984
Fixtures and equipment	2,528	1,677
	1,809,615	1,790,591
Less accumulated depreciation	299,991	266,284
Real estate assets, net	1,509,624	1,524,307

Acquired real estate leases, less accumulated amortization of $112,844 and $101,838, respectively	108,046	138,714
Investment in non-consolidated REITs	77,019	78,611
Cash and cash equivalents	18,163	7,519
Restricted cash	23	742
Tenant rent receivables, less allowance for doubtful accounts of $130 and $325, respectively	2,898	4,733
Straight-line rent receivable, less allowance for doubtful accounts of $50 and $162, respectively	48,502	47,021
Prepaid expenses and other assets	7,837	10,292
Other assets: derivative asset	1,132	3,020
Related party mortgage loan receivable	118,641	93,641
Office computers and furniture, net of accumulated depreciation of $1,333 and $1,036, respectively	484	609
Deferred leasing commissions, net of accumulated amortization of $20,002 and $16,944, respectively	28,999	27,181

Total assets	$1,921,368	$1,936,390

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2015	2014

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$290,000	$268,000
Term loans payable	620,000	620,000
Accounts payable and accrued expenses	49,489	42,561
Accrued compensation	3,726	3,758
Tenant security deposits	4,829	4,248
Other liabilities: derivative liability	8,243	7,268
Acquired unfavorable real estate leases, less accumulated amortization of $9,368 and $8,687, respectively	9,425	10,908

Total liabilities	985,712	956,743

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.0001 par value, 180,000,000 shares authorized, 100,187,405 and 100,187,405 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,273,556	1,273,556
Accumulated other comprehensive income (loss)	(7,111)	(4,248)
Distributions in excess of accumulated earnings	(330,799)	(289,671)

Total stockholders’ equity	935,656	979,647

Total liabilities and stockholders’ equity	$1,921,368	$1,936,390

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Income

	For the Year Ended
	December 31,
(in thousands, except per share amounts)	2015	2014	2013

Revenues:
Rental	$237,856	$243,341	$206,926
Related party revenue:
Management fees and interest income from loans	5,930	6,241	6,646
Other	81	101	64
Total revenues	243,867	249,683	213,636
Expenses:
Real estate operating expenses	61,890	62,032	51,100
Real estate taxes and insurance	38,660	36,857	31,616
Depreciation and amortization	91,359	95,915	78,839
Selling, general and administrative	13,291	12,983	11,911
Interest	25,432	27,433	21,054
Total expenses	230,632	235,220	194,520

Income before interest income, equity in losses of non-consolidated REITs, gain on sale of properties and taxes on income	13,235	14,463	19,116
Interest income	1	3	16
Equity in losses of non-consolidated REITs	(1,451)	(1,760)	(1,358)
Gain on sale of properties, less applicable income tax	23,662	940	—

Income before taxes on income	35,447	13,646	17,774
Taxes on income	433	498	480

Income from continuing operations	35,014	13,148	17,294
Discontinued operations:
Income from discontinued operations, net of income tax	—	—	375
Gain on sale of property, less applicable income tax	—	—	2,158
Total discontinued operations	—	—	2,533

Net income	$35,014	$13,148	$19,827

Weighted average number of shares outstanding, basic and diluted	100,187	100,187	93,855

Earnings per share, basic and diluted, attributable to:
Continuing operations	$0.35	$0.13	$0.18
Discontinued operations	—	—	0.03
Net income per share, basic and diluted	$0.35	$0.13	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Other Comprehensive Income

	For the
	Year Ended
	December 31,
(in thousands)	2015	2014	2013

Net income	$35,014	$13,148	$19,827

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(2,863)	(7,525)	4,496

Total other comprehensive income (loss)	(2,863)	(7,525)	4,496

Comprehensive income	$32,151	$5,623	$24,323

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2012	82,937	$8	$1,042,876	$(1,219)	$(176,916)	$864,749
Comprehensive income	—	—	—	4,496	19,827	24,323
Shares issued for:
Equity offering	17,250	2	230,680	—	—	230,682
Distributions	—	—	—	—	(69,588)	(69,588)
Balance, December 31, 2013	100,187	10	1,273,556	3,277	(226,677)	1,050,166
Comprehensive income	—	—	—	(7,525)	13,148	5,623
Distributions	—	—	—	—	(76,142)	(76,142)
Balance, December 31, 2014	100,187	10	1,273,556	(4,248)	(289,671)	979,647
Comprehensive income	—	—	—	(2,863)	35,014	32,151
Distributions	—	—	—	—	(76,142)	(76,142)
Balance, December 31, 2015	100,187	$10	$1,273,556	$(7,111)	$(330,799)	$935,656

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$35,014	$13,148	$19,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	93,426	97,916	81,267
Amortization of above market lease	(158)	635	(365)
Gain on sale of properties, less applicable income tax	(23,662)	(940)	(2,158)
Equity in losses of non-consolidated REITs	1,451	1,760	1,358
Increase (decrease) in allowance for doubtful accounts	(195)	275	(1,250)
Changes in operating assets and liabilities:
Restricted cash	719	(99)	(68)
Tenant rent receivables	2,030	94	(2,103)
Straight-line rents	(2,448)	(4,737)	(5,782)
Lease acquisition costs	(1,487)	(440)	(1,146)
Prepaid expenses and other assets	422	700	(1,547)
Accounts payable, accrued expenses and other items	5,505	206	11,137
Accrued compensation	(32)	773	445
Tenant security deposits	581	222	1,538
Payment of deferred leasing commissions	(8,276)	(6,347)	(9,125)
Net cash provided by operating activities	102,890	103,166	92,028
Cash flows from investing activities:
Property acquisitions	(66,104)	—	(454,447)
Property improvements, fixtures and equipment	(21,750)	(18,370)	(19,120)
Office computers and furniture	(179)	(191)	(355)
Acquired real estate leases	(10,604)	—	(100,143)
Investment in non-consolidated REITs	—	—	4,858
Distributions in excess of earnings from non-consolidated REITs	107	107	108
Investment in related party mortgage loan receivable	(25,000)	(11,170)	(8,200)
Repayment of related party mortgage receivable	—	17,275	2,350
Proceeds received on sales of real estate assets	85,426	14,192	12,301
Net cash provided by (used in) investing activities	(38,104)	1,843	(562,648)
Cash flows from financing activities:
Distributions to stockholders	(76,142)	(76,142)	(69,588)
Proceeds from equity offering	—	—	241,500
Offering costs	—	—	(10,818)
Borrowings under bank note payable	110,000	15,000	160,000
Repayments of bank note payable	(88,000)	(53,500)	(70,250)
Borrowing of term loan payable	—	—	220,000
Deferred financing costs	—	(2,471)	(1,868)
Net cash provided by (used in) financing activities	(54,142)	(117,113)	468,976
Net increase (decrease) in cash and cash equivalents	10,644	(12,104)	(1,644)

Cash and cash equivalents, beginning of year	7,519	19,623	21,267
Cash and cash equivalents, end of year	$18,163	$7,519	$19,623

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2015	2014	2013

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$22,963	$25,623	$19,556
Taxes on income	$803	$668	$515
Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$3,211	$1,788	$3,570

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

1.   Organization

Franklin Street Properties Corp. (“FSP Corp.” or the “Company”), holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC, FSP Holdings LLC and FSP Protective TRS Corp.  FSP Property Management LLC provides asset management and property management services.  The Company also has a non-controlling common stock interest in 9 corporations organized to operate as real estate investment trusts (“REIT”) and a non-controlling preferred stock interest in two of those REITs.  Collectively, the 9 REITs are referred to as the “Sponsored REITs”.

As of December 31, 2015, the Company owned and operated a portfolio of real estate consisting of 36 properties, managed 9 Sponsored REITs and held six promissory notes secured by mortgages on real estate owned by Sponsored REITs, including two mortgage loans, one construction loan and three revolving lines of credit.  From time-to-time, the Company may acquire real estate or make additional secured loans.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

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

Investments in non-consolidated REITs

The Company has a non-controlling common stock interest in nine Sponsored REITs and a non-controlling preferred stock interest in two of those Sponsored REITs.  The Company exercises influence over, but does not control these entities and investments are accounted for using the equity method.  Under the equity method of accounting, the Company's cost basis is adjusted by its share of the Sponsored REITs' earnings or losses. Equity in earnings or losses of Sponsored REITs is not recognized to the extent that the investment balance would become negative and distributions received are recognized as income once the investment balance is reduced to zero, unless there is a loan receivable from the Sponsored REIT entity.

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

The Company allocates the value of real estate acquired among land, buildings and identified intangible assets or liabilities. Costs related to land, building and improvements are capitalized. Typical capital items include new roofs, site improvements, various exterior building improvements and major interior renovations. Costs incurred in connection with leasing (primarily tenant improvements and leasing commissions) are capitalized and amortized over the lease period.  Routine replacements and ordinary maintenance and repairs that do not extend the life of the asset are expensed as incurred.  Funding for repairs and maintenance items typically is provided by cash flows from operating activities.  Depreciation is computed using the straight-line method over the assets’ estimated useful lives as follows:

Category	Years
Commercial buildings		39
Building improvements	15	-	39
Fixtures and equipment	3	-	7

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

Acquired Real Estate Leases and Amortization

The Company recorded the value of acquired real estate leases as a result of one acquisition in 2015 and three acquisitions in 2013.  Acquired real estate leases represent costs associated with acquiring an in-place lease (i.e., the market cost to execute a similar lease, including leasing commission, tenant improvements, legal, vacancy and other related costs) and the value relating to leases with rents above the market rate.  Amortization is computed using the straight-line method over the term of the leases, which range from 3 month to 281 months.  Amortization expense of these combined components was approximately $38,829,000, $44,701,000, and $32,230,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Amortization related to costs associated with acquiring an in-place lease is included in depreciation and amortization on the consolidated statements of income.  Amortization related to leases with rents above the market rate is offset against the rental revenue in the consolidated statements of income. The estimated annual amortization expense for the five years and thereafter succeeding December 31, 2015 is as follows:

(in thousands)	December 31,
2016	$32,302
2017	25,233
2018	19,624
2019	12,887
2020	7,659
2021 and thereafter	10,341

Acquired Unfavorable Real Estate Leases and Amortization

The Company recorded the value of acquired unfavorable leases as a result of one acquisition in 2015 and three acquisitions in 2013.  Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate.  Amortization is computed using the straight-line method over the term of the leases, which range from 21 months to 281 months.  Amortization expense was approximately $3,242,000, $3,229,000 and $3,073,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Amortization related to leases with rents below the market rate is included with rental revenue in the consolidated statements of income.  The estimated annual amortization for the five years and thereafter succeeding December 31, 2015 is as follows:

(in thousands)	December 31,
2016	$2,781
2017	2,063
2018	1,518
2019	959
2020	742
2021 and thereafter	1,362

Discontinued Operations

During 2014, the Company early adopted Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  ASU No. 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity).  This ASU standard establishes criteria to evaluate whether transactions should be classified as discontinued operations and requires additional disclosure for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.  This standard was applied prospectively during 2014.  For periods prior to 2014, the Company reported as discontinued operations, the income and expenses associated with a disposal group (i) that qualified as a component of an entity, (ii) for which cash flows were eliminated from the ongoing operations of the entity, and (iii) in which the Company would not have significant continuing involvement. Comparability between 2014 and prior years is affected as a result of the adoption of the new standard. The rental revenues, operating and maintenance expenses and depreciation and amortization for a property sold in 2014 are included in income from continuing operations. The property sold in 2013 is presented in discontinued operations, which required reclassifications of rental revenues, operating and maintenance expenses and depreciation and amortization to income or loss from discontinued operations.

Classification as held for sale typically occurs upon the execution of a purchase and sale agreement and belief by management that the sale or disposition is probable of occurrence within one year.  During 2013, the Company accounted for sales of properties and assets held for sale as discontinued operations.  Upon determining that a property was held for sale, the Company discontinued depreciating the property and reflected the property in its consolidated balance sheets at the lower of its carrying amount or fair value less the cost to sell.  The Company presented property held for sale on its consolidated balance sheets as “Asset held for sale”, on a comparative basis.  The Company reported the results of operations of its properties sold or held for sale in its consolidated statements of income as discontinued operations if no significant continuing involvement exists after the sale or disposition.

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

Tenant Rent Receivables

Tenant rent receivables are expected to be collected within one year. The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments.  The computation of this allowance is based in part on the tenants’ payment history and current credit status.  The Company wrote off $89,000 in the receivables and decreased its allowance by $106,000 during 2015; wrote-off $119,000 in receivables and increased its allowance by $394,000 during 2014; and wrote-off $1,237,000 in receivables and decreased its allowance by $13,000 during 2013, based on such analysis.

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

Straight-line Rent Receivable

Certain leases provide for fixed rent increases over the term of the lease. Rental revenue is recognized on a straight-line basis over the related lease term; however, billings by the Company are based on the lease agreements.  Straight-line rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, was $48,502,000 and $47,021,000 at December 31, 2015 and 2014, respectively.  The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments.  The computation of this allowance is based in part on the tenants’ payment history and current credit status.  The Company wrote off $112,000 in receivables during 2015; increased its allowance by $27,000 during 2014; and wrote-off $48,000 in receivables and increased its allowance by $48,000 during 2013, based on such analysis.

Deferred Leasing Commissions

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space.  These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements.  Amortization expense was approximately $5,680,000, $5,786,000 and $4,683,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The estimated annual amortization for the five years and thereafter following December 31, 2015 is as follows:

(in thousands)	December 31,
2016	$6,105
2017	5,372
2018	4,481
2019	3,810
2020	3,072
2021 and thereafter	6,159

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

Revenue Recognition

Rental revenue includes income from leases, certain reimbursable expenses, straight-line rent adjustments and other income associated with renting the property.  A summary of rental revenue is shown in the following table:

	Year Ended
	December 31,
(in thousands)	2015	2014	2013
Income from leases	$185,738	$189,508	$159,472
Reimbursable expenses	49,512	49,731	41,486
Straight-line rent adjustment	2,448	4,737	5,755
Amortization of favorable and unfavorable leases	158	(635)	213
	$237,856	$243,341	$206,926

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

Related Party and Other Revenue - Property and asset management fees, interest income on loans and other income are recognized when the related services are performed and the earnings process is complete.

Segment Reporting

ASC 280 Segment Reporting (“ASC 280”) establishes standards for the way public entities report information about operating segments in the financial statements.  The Company is a REIT focused on real estate investments primarily in the office market and currently operates in only one segment: real estate operations.

Income Taxes

Taxes on income for the years ended December 31, 2015, 2014 and 2013 represent taxes incurred by FSP Protective TRS Corp, which is a taxable REIT subsidiary and the State of Texas franchise tax applicable to FSP Corp., which is classified as an income tax for reporting purposes.  Taxes on income incurred by FSP Investments, which is a taxable REIT subsidiary, are classified in discontinued operations.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at December 31, 2015, 2014, and 2013. The denominator used for calculating basic and diluted net income per share was 100,187,000, 100,187,000, and 93,855,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Derivative Instruments

The Company recognizes derivatives on the consolidated balance sheet at fair value. Derivatives that do not qualify, or are not designated as hedge relationships, must be adjusted to fair value through income. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the consolidated balance sheet as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income within stockholders’ equity. Amounts are then reclassified from accumulated other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Ineffectiveness, if any, is recorded in the income statement. The Company reviews the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly.  Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  The Company currently has no fair value hedges outstanding. Fair values of derivatives are subject to significant variability based on changes in interest rates and counterparty credit risk. The results of such variability could be a significant increase or decrease in our derivative assets, derivative liabilities, book equity, and/or earnings.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This update requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances.  This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted.  The implementation of this update is not expected to cause any significant changes to the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application. The implementation of this update is not expected to cause any material changes to the condensed consolidated financial statements other than the reclassification of debt issuance costs from assets to contra liabilities on the condensed consolidated balance sheets. As of December 31, 2015 and December 31, 2014, $2.4 million and $3.3 million, respectively, would be reclassified from assets to contra liabilities on the condensed consolidated balance sheets.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. The implementation of this update is not expected to cause any material changes to the consolidated financial statements.

3.   Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs

The Company held a common stock interest in 9,  10 and 14 Sponsored REITs at December 31, 2015, 2014 and 2013, respectively. The Company holds a non-controlling preferred stock investment in two of these Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

During the year ended December 31, 2015, a property owned by one Sponsored REIT was sold and, thereafter, liquidating distributions for their preferred shareholders were declared and issued.

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

In September 2006, the Company purchased 48 preferred shares or 4.6% of the outstanding preferred shares of one of its Sponsored REITs, FSP Phoenix Tower Corp (“Phoenix Tower”).  On December 20, 2012, the property owned by Phoenix Tower was sold and, thereafter, Phoenix Tower declared and issued a liquidating distribution for its preferred shareholders, from which the Company was entitled to $4,866,000.  The Company received approximately $4,752,000 on January 4, 2013, $96,000 on September 30, 2013 and $18,000 on December 29, 2015.

Equity in losses of investment in non-consolidated REITs:

The following table includes equity in losses of investments in non-consolidated REITs:

	Year Ended December 31,
(in thousands)	2015	2014	2013

Equity in losses of East Wacker	1,352	1,568	1,021
Equity in losses of Grand Boulevard	99	192	337
	$1,451	$1,760	$1,358

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

The following table includes distributions received from non-consolidated REITs:

	Year Ended December 31,
(in thousands)	2015	2014	2013

Distributions from East Wacker	$—	$—	$—
Distributions from Grand Boulevard	107	107	107
	$107	$107	$107

Non-consolidated REITs

The operating data below for 2015 includes the operations of the 10 Sponsored REITs the Company held an interest in during the year and the 9 Sponsored REITs the Company held an interest in as of December 31, 2015.  The operating data below for 2014 includes the operations of the 14 Sponsored REITs the Company held an interest in during the year and the 10 Sponsored REITs the Company held an interest in as of December 31, 2014.  The operating data below for 2013 includes the operations of the 15 Sponsored REITs the Company held an interest in during the year ended December 31, 2013.

Summarized financial information for the Sponsored REITs is as follows:

	December 31,	December 31,
(in thousands)	2015	2014

Balance Sheet Data (unaudited):
Real estate, net	$418,959	$451,822
Other assets	101,734	127,259
Total liabilities	(203,628)	(203,239)
Shareholders’ equity	$317,065	$375,842

	For the Year Ended
	December 31,
(in thousands)	2015	2014	2013

Operating Data (unaudited):
Rental revenues	$57,777	$66,457	$93,608
Other revenues	34	43	68
Operating and maintenance expenses	(31,693)	(34,318)	(48,718)
Depreciation and amortization	(21,149)	(23,417)	(31,450)
Interest expense	(9,920)	(9,627)	(13,752)
Gain on sale, less applicable income tax	—	—	5,851
Net income (loss)	$(4,951)	$(862)	$5,607

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 day notice.  Asset management fee income from non-consolidated entities amounted to approximately $701,000,  $945,000 and $1,078,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

From time to time the Company may make secured loans (“Sponsored REIT Loans”) to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes. The Company reviews Sponsored REIT loans for impairment each reporting period. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts recorded on the balance sheet. The Company applies normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment. None of the Sponsored REIT loans have been impaired.

The Company anticipates that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately one to three years.  Except for two mortgage loans which bear interest at a fixed rate, advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and most advances also require a 50 basis point draw fee.

The following is a summary of the Sponsored REIT Loans outstanding as of December 31, 2015:

			Maximum	Amount				Interest
(dollars in thousands)		Maturity	Amount	Drawn at	Interest		Draw	Rate at
Sponsored REIT	Location	Date	of Loan	31-Dec-15	Rate (1)		Fee (2)	31-Dec-15

Secured revolving lines of credit
FSP Satellite Place Corp.	Duluth, GA	31-Mar-17	$5,500	$5,500	L+	4.4%	0.5%	4.64%
FSP 1441 Main Street Corp.	Columbia, SC	31-Mar-16	10,800	9,000	L+	4.4%	0.5%	4.64%
FSP Energy Tower I Corp.	Houston, TX	30-Jun-17	20,000	12,600	L+	5.0%	0.5%	5.24%

Secured construction loan
FSP 385 Interlocken Development Corp.	Broomfield, CO	30-Apr-16	42,000	37,541	L+	4.4%	n/a	4.64%

Mortgage loan secured by property
FSP Monument Circle LLC (3)	Indianapolis, IN	7-Dec-18	21,000	21,000		4.90%	n/a	4.90%
FSP Energy Tower I Corp. (4)	Houston, TX	30-Jun-17	33,000	33,000		6.41%	n/a	6.41%

			$132,300	$118,641

(1)	The interest rate is 30-day LIBOR rate plus the additional rate indicated, otherwise a fixed rate.
(2)	The draw fee is a percentage of each new advance, and is paid at the time of each new draw.
(3)	This mortgage loan includes an origination fee of $164,000 and an exit fee of $38,000 when repaid by the borrower.
(4)	This mortgage loan was extended on June 30, 2015 and includes an annual extension fee of $108,900 paid by the borrower to the Company.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $5,230,000,  $5,296,000 and $5,568,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at December 31, 2015) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at December 31, 2015).  The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

	Credit				LIBOR Rate		Base Rate
Level	Rating				Margin		Margin
I	A-	/	A3	(or higher)	105.0	bps	5.0	bps
II	BBB+	/	Baa1		115.0	bps	15.0	bps
III	BBB	/	Baa2		135.0	bps	35.0	bps
IV	BBB-	/	Baa3		165.0	bps	65.0	bps
V	<BBB-	/	Baa3		215.0	bps	115.0	bps

For purposes of the BMO Term Loan, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 1/2 of 1.00%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2015, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the BMO Term Loan is variable, under the Original BMO Credit Agreement and under the BMO Credit Agreement, the Company was and is permitted to hedge the base LIBOR interest rate by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement (together with the schedule relating thereto, the “BMO ISDA Master Agreement”) with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, and after giving effect to the BMO ISDA Master Agreement, as of December 31, 2015, the effective interest rate on the BMO Term Loan was 3.97% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the BMO Administrative Agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or BMO Administrative Agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of December 31, 2015.

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

As of December 31, 2015, there were borrowings of $290,000,000 outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.25% over LIBOR at December 31, 2015) or (ii) a margin over the base rate depending on the Company’s credit rating (0.25% over the base rate at December 31, 2015). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $500,000,000 (0.25% at December 31, 2015). The actual amount of any applicable facility fee, and the margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

							Base
					LIBOR Rate	Facility	Rate
Level	Credit Rating				Margin	Fee	Margin
I	A-	/	A3	(or higher)	0.875%	0.125%	0%
II	BBB+	/	Baa1		0.925%	0.150%	0%
III	BBB	/	Baa2		1.050%	0.200%	0.050%
IV	BBB-	/	Baa3		1.250%	0.250%	0.250%
V	<BBB-	/	Baa3		1.650%	0.300%	0.650%

For purposes of the BAML Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 1/2 of 1.00%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2015, the Company’s credit rating from Moody’s Investors Service was Baa3.

Based upon the Company’s credit rating, as of December 31, 2015, the weighted average interest rate on the BAML Revolver was 1.54% per annum and there were borrowings of $290,000,000 outstanding.   The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2015 was approximately 1.44% per annum.

As of December 31, 2014, there were borrowings of $268,000,000 outstanding under the BAML Revolver at a weighted average rate of 1.41% per annum.

BAML Term Loan Highlights

•	The BAML Term Loan continues to be for $400,000,000.
•	The BAML Term Loan continues to mature on September 27, 2017.
•	On September 27, 2012, the Company drew down the entire $400,000,000 under the Original BAML Credit Agreement and such amount remains fully advanced and outstanding under the BAML Credit Agreement.

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.45% over LIBOR at December 31, 2015) or (ii) a margin over the base rate depending on the Company’s credit rating (0.45% over the base rate at December 31, 2015). The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

					LIBOR Rate	Base Rate
Level	Credit Rating				Margin	Margin
I	A-	/	A3	(or higher)	0.950%	0%
II	BBB+	/	Baa1		1.025%	0.025%
III	BBB	/	Baa2		1.200%	0.200%
IV	BBB-	/	Baa3		1.450%	0.450%
V	<BBB-	/	Baa3		1.900%	0.900%

For purposes of the BAML Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 1/2 of 1.00%, and (iii) the one month LIBOR based rate for such day plus 1.00%.  As of December 31, 2015, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement.  On September 27, 2012, the Company entered into an ISDA Master Agreement (together with the schedule relating thereto, the “BAML ISDA Master Agreement”) with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years, until the September 27, 2017 maturity date.  Accordingly, based upon the Company’s credit rating, as of December 31, 2015, the effective interest rate on the BAML Term Loan was 2.20% per annum.

BAML Credit Facility General Information

The BAML Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The BAML Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Agreement). In the event of a default by the Company, the BAML Administrative Agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Agreement, and enforce any and all rights of the lenders or BAML Administrative Agent under the BAML Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the BAML Credit Facility financial covenants as of December 31, 2015.

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

The following table summarizes the notional and fair value of our derivative financial instruments at December 31, 2015.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(8,243)
BAML Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$1,132

On December 31, 2015, the BMO Interest Rate Swap was reported as a liability at its fair value of approximately $8.2 million and the BAML Interest Rate Swap was reported as an asset at its fair value of approximately $1.1 million.  These are included in other liabilities: derivative liability and other assets: derivative asset on the consolidated balance sheet at December 31, 2015, respectively.  Offsetting adjustments are reported as unrealized gains or losses on derivative financial instruments in accumulated other comprehensive income of $2.9 million.  During the year ended December 31, 2015, $7.0 million was reclassified out of other comprehensive income and into interest expense.

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

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured. The gross amount of NOLs available to the Company was $13,041,000, as of December 31, 2015, 2014 and 2013.

Income Tax Expense

The income tax expense reflected in the consolidated statements of income relates primarily to a franchise tax on our Texas properties. FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties and the tax expense associated with these activities are reported in the table as Other Taxes in the table below:

	For the Year Ended December 31,
(Dollars in thousands)	2015	2014	2013

Revised Texas franchise tax	$398	$474	$462
Other Taxes	35	24	18
Taxes on income	$433	$498	$480

Taxes on income are a current tax expense. No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

In May 2006, the State of Texas enacted a new business tax (the “Revised Texas Franchise Tax”) that replaced its existing franchise tax to which the Company became subject. The Revised Texas Franchise Tax is a tax at a rate of approximately 0.7% of revenues at Texas properties commencing with 2007 revenues. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure it is considered an income tax. The Company recorded a provision in income taxes on its income statement of $398,000, $474,000 and $462,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, the Company’s net tax basis of its real estate assets is more than the amount set forth in the Company’s consolidated balance sheets by $161,606,000 and at December 31, 2014 the net tax basis is more than the Company’s consolidated balance sheets by $163,925,000.

Reconciliation Between GAAP Net Income and Taxable Income

The following reconciles book net income to taxable income for the years ended December 31, 2015, 2014 and 2013.

	For the year ended December 31,
(in thousands)	2015	2014	2013

Net income per books	$35,014	$13,148	$19,827
Adjustments to book income:
Book depreciation and amortization	91,201	96,550	79,090
Tax depreciation and amortization	(53,089)	(53,148)	(44,552)
Tax basis more than book basis on assets sold	(2,739)	1,567	(735)
Straight line rent adjustment, net	(3,493)	(5,856)	(6,748)
Deferred rent, net	618	112	(818)
Non-taxable distributions	—	(107)	(107)
Other, net	995	189	1,263
Taxable income	68,507	52,455	47,220
Less: Capital gains recognized	10,360	—	—
Taxable income subject to distribution requirement	$58,147	$52,455	$47,220

Tax Components

The following summarizes the tax components of the Company’s common distributions paid per share for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$0.60	79.17%	$0.55	72.52%	$0.53	69.58%
Capital gain (1)	0.09	11.60%	—	0.00%	—	0.00%
Return of capital	0.07	9.23%	0.21	27.48%	0.23	30.42%
Total	$0.76	100%	$0.76	100%	$0.76	100%

(1)	For 2015, 11.6% of the total distributions are taxed as capital gains, and, 5.96%, was taxed as an Unrecaptured Section 1250 gain.

8.   Commitments

The Company’s commercial real estate operations include the leasing of office buildings and industrial properties subject to leases with terms greater than one year. The leases expire at various dates through 2029. The following is a schedule of approximate future minimum rental income on non-cancelable operating leases as of December 31, 2015:

Year ending
(in thousands)	December 31,

2016	$178,224
2017	163,837
2018	145,576
2019	116,730
2020	90,940
Thereafter (2021-2029)	201,991
$897,298

The Company leases its corporate office space under an operating lease that commenced September 1, 2010 for a seven year term and has a five-year extension option. The lease includes a base annual rent and additional rent for the Company’s share of taxes and operating costs and expires in 2017. Future minimum lease payments are as follows:

Year ending
(in thousands)	December 31,
2016	$428
2017	324
$752

Rent expense was approximately $408,000, $407,000 and $412,000 for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in selling, general and administration expenses in the consolidated statements of income.

The Company has entered into the Sponsored REIT Loans described in Note 3, which provide for up to $132.3 million in borrowings of which $118.6 million have been drawn and are outstanding as of December 31, 2015. The Company anticipates that any advances made will be repaid at their maturity or earlier from long term financing of the underlying properties, cash flows of the underlying properties or some other capital events.

9.   Retirement Plan

In 2006, the Company established a 401(k) plan to cover eligible employees, which permitted deferral of up to $17,000 per year (indexed for inflation) into the 401(k) plan, subject to certain limitations imposed by the Internal Revenue Code. An employee’s elective deferrals are immediately vested upon contribution to the 401(k) plan. The Company matches employee contributions to the 401(k) plan dollar for dollar up to 3% of each employee’s annual compensation up to $200,000. In addition, we may elect to make an annual discretionary profit-sharing contribution. The Company’s total contribution under the 401(k) plan amounted to $134,000,  $127,000 and $120,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

10.   Dispositions and Discontinued Operations

Dispositions of Property

The Company sold an office property located in Plano, Texas on February 23, 2015 at a $1.5 million gain, sold an office property located in Eden Prairie, Minnesota on March 31, 2015 at a $9.0 million gain, sold an office property located in Charlotte, North Carolina on May 13, 2015 at a $0.9 million gain and sold an office property located in San Jose, California on December 9, 2015 at a $12.3 million gain.  The Company sold an office property located in Colorado Springs, Colorado on December 3, 2014 at a $0.9 million gain.  The disposal of these properties did not represent a strategic shift that has a major effect on the Company's operations and financial results. Accordingly, the properties remain classified within continuing operations for all periods presented.

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

The operating results for discontinued operations are summarized below.

For the Year Ended
December 31,
(in thousands)	2013
Rental revenue	$991
Rental operating expenses	—
Real estate taxes and insurance	—
Depreciation and amortization	(616)
Net income (loss) from discontinued operations	$375

11.   Subsequent Events

On January 8, 2016, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on February 11, 2016 to stockholders of record on January 22, 2016.

On January 19, 2016, a Sponsored REIT Loan with FSP 385 Interlocken Development Corp. with $37.5 million drawn, was repaid.

12.   Selected Unaudited Quarterly Information

Selected unaudited quarterly information is shown in the following table:

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Revenue	$60,507	$60,233	$61,877	$61,250

Income from continuing operations	$12,533	$3,903	$3,166	$15,412
Income from discontinued operations	$—	$—	$—	$—
Net income	$12,533	$3,903	$3,166	$15,412

Basic and diluted net income per share	$0.13	$0.04	$0.03	$0.15

Weighted average number of shares outstanding	100,187	100,187	100,187	100,187

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Revenue	$63,263	$62,741	$61,190	$62,489

Income from continuing operations	$3,573	$3,713	$1,567	$4,295
Income from discontinued operations	$—	$—	$—	$—
Net income	$3,573	$3,713	$1,567	$4,295

Basic and diluted net income per share	$0.04	$0.04	$0.02	$0.04

Weighted average number of shares outstanding	100,187	100,187	100,187	100,187

Schedule II

Franklin Street Properties Corp.

Valuation and qualifying accounts:

		Additions
		(Decreases)
	Balance at	charged to			Balance
(in thousands)	beginning	costs and			at end
Classification	of year	expenses	Deductions	Other	of year

Allowance for doubtful accounts
2013	$1,300	$(13)	$(1,237)	—	50
2014	50	394	(119)	—	325
2015	325	(106)	(89)	—	130

Straight-line rent allowance for doubtful accounts
2013	$135	$48	$(48)	—	135
2014	135	27	—	—	162
2015	162	(112)	—	—	50

SCHEDULE III

FRANKLIN STREET PROPERTIES CORP.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2015

		Initial Cost			Historical Cost
				Costs
				Capitalized		Buildings			Total Costs,
			Buildings	(Disposals)		Improvements			Net of	Depreciable				Date of
	Encumbrances		Improvements	Subsequent to		and		Accumulated	Accumulated	Life			Year	Acquisition
Description	(1)	Land	and Equipment	Acquisition	Land	Equipment	Total (2)	Depreciation	Depreciation	Years			Built	(3)
	(in thousands)
Commercial Properties:
Hillview Center, Milpitas, CA	—	$2,203	$2,813	$7	$2,203	$2,820	$5,023	$1,212	$3,811	5	-	39	1984	1999
Forest Park, Charlotte, NC	—	1,559	5,672	170	1,559	5,842	7,401	1,989	5,412	5	-	39	1999	1999
Meadow Point, Chantilly, VA	—	2,634	18,911	6,442	2,634	25,353	27,987	9,737	18,250	5	-	39	1999	2001
Timberlake, Chesterfield, MO	—	2,984	38,661	2,703	2,984	41,364	44,348	14,450	29,898	5	-	39	1999	2001
Northwest Point, Elk Grove Village, IL	—	2,914	26,295	8,157	2,914	34,452	37,366	14,236	23,130	5	-	39	1999	2001
Timberlake East, Chesterfield, MO	—	2,626	17,608	2,826	2,626	20,434	23,060	6,673	16,387	5	-	39	2000	2002
Park Ten, Houston, TX	—	1,061	21,303	3,224	569	25,019	25,588	9,228	16,360	5	-	39	1999	2002
Federal Way, Federal Way, WA	—	2,518	13,212	3,243	2,518	16,455	18,973	5,503	13,470	5	-	39	1982	2001
Addison, Addison, TX	—	4,325	48,040	6,539	4,325	54,579	58,904	17,222	41,682	5	-	39	1999	2002
Collins, Richardson, TX	—	4,000	42,598	6,857	4,000	49,455	53,455	15,059	38,396	5	-	39	1999	2003
Greenwood, Englewood, CO	—	3,100	30,201	8,741	3,100	38,942	42,042	10,672	31,370	5	-	39	2000	2005
River Crossing, Indianapolis, IN	—	3,000	36,926	3,285	3,000	40,211	43,211	11,600	31,611	5	-	39	1998	2005
Innsbrook, Glenn Allen, VA	—	5,000	40,216	5,352	5,000	45,568	50,568	12,955	37,613	5	-	39	1999	2003
380 Interlocken, Bloomfield, CO	—	8,275	34,462	7,540	8,275	42,002	50,277	12,826	37,451	5	-	39	2000	2003
Blue Lagoon, Miami, FL	—	6,306	46,124	1,757	6,306	47,881	54,187	12,267	41,920	5	-	39	2002	2003
Eldridge Green, Houston, TX	—	3,900	43,791	3,902	3,900	47,693	51,593	12,261	39,332	5	-	39	1999	2004
Liberty Plaza, Addison, TX	—	4,374	21,146	5,578	4,374	26,724	31,098	8,260	22,838	5	-	39	1985	2006
One Overton, Atlanta, GA	—	3,900	77,229	8,376	3,900	85,605	89,505	22,407	67,098	5	-	39	2002	2006
FSP 390 Interlocken, Broomfield, CO	—	7,013	37,751	5,078	7,013	42,829	49,842	10,828	39,014	5	-	39	2002	2006
East Baltimore, Baltimore, MD	—	4,600	55,267	4,839	4,600	60,106	64,706	13,472	51,234	5	-	39	1989	2007
Park Ten II, Houston, TX	—	1,300	31,712	442	1,300	32,154	33,454	6,565	26,889	5	-	39	2006	2006
Lakeside Crossing, Maryland Heights, MO	—	1,900	16,192	2	1,900	16,194	18,094	2,941	15,153	5	-	39	2008	2008
Dulles Virginia, Sterling, VA	—	4,813	13,285	5,261	4,813	18,546	23,359	2,796	20,563	5	-	39	1999	2008
Stonecroft, Chantilly, VA	—	2,102	18,003	—	2,102	18,003	20,105	3,000	17,105	5	-	39	2008	2009
121 South Eight Street, Minneapolis, MN	—	4,444	15,214	10,442	4,444	25,656	30,100	3,455	26,645	5	-	39	1974	2010
801 Marquette Ave South, Minneapolis, MN	—	4,184	—	94	4,184	94	4,278	7	4,271	5	-	39	1923	2010
909 Davis, Evanston, IL	—	4,912	18,229	317	4,912	18,546	23,458	2,132	21,326	5	-	39	2002	2011
Emperor Boulevard, Durham, NC	—	2,423	53,997	53	2,423	54,050	56,473	6,698	49,775	5	-	39	2009	2011
Legacy Tennyson Center, Plano, TX	—	3,067	22,064	—	3,067	22,064	25,131	2,734	22,397	5	-	39	2008	2011
One Legacy Circle, Plano, TX	—	2,590	36,608	952	2,590	37,560	40,150	4,904	35,246	5	-	39	2008	2011
One Ravinia Drive, Atlanta, GA	—	2,686	35,125	3,963	2,686	39,088	41,774	3,790	37,984	5	-	39	1985	2012
Two Ravinia Drive, Atlanta, GA	—	7,375	58,726	329	7,375	59,055	66,430	1,135	65,295	5	-	39	1987	2015
Westchase I & II, Houston, TX	—	8,491	121,508	2,976	8,491	124,484	132,975	10,303	122,672	5	-	39	2008	2012
1999 Broadway, Denver CO	—	16,334	137,726	3,447	16,334	141,173	157,507	9,480	148,027	5	-	39	1986	2013
999 Peachtree, Atlanta, GA	—	10,187	107,727	4,234	10,187	111,961	122,148	7,169	114,979	5	-	39	1987	2013
1001 17th Street, Denver, CO	—	17,413	165,058	2,574	17,413	167,632	185,045	10,025	175,020	5	-	39	2006	2013
Balance — Real Estate	—	$170,513	$1,509,400	$129,702	$170,021	$1,639,594	$1,809,615	$299,991	$1,509,624

(1)	There are no encumbrances on the above properties.
(2)	The aggregate cost for Federal Income Tax purposes is $1,966,780.
(3)	Original date of acquisition by Sponsored Entity.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,
(in thousands)	2015	2014	2013
Real estate investments, at cost:
Balance, beginning of year	$1,790,591	$1,790,590	$1,323,384
Acquisitions	66,104	—	454,445
Improvements	23,171	16,589	20,768
Assets held for sale	—	—	—
Dispositions	(70,251)	(16,588)	(8,007)
Balance -Real Estate	1,809,615	1,790,591	1,790,590

Assets held for sale	—	—	—
Balance, end of year	$1,809,615	$1,790,591	$1,790,590

Accumulated depreciation:
Balance, beginning of year	$266,284	$222,252	$180,756
Depreciation	49,637	48,982	41,763
Assets held for sale	—	—	—
Dispositions	(15,930)	(4,950)	(267)
Balance - Accumulated Depreciation	299,991	266,284	222,252

Assets held for sale	—	—	—
Balance, end of year	$299,991	$266,284	$222,252