Form 10-Q
period 2016-03-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2016-04-26
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016.

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of common stock outstanding as of April 22, 2016 was 100,187,405.

Franklin Street Properties Corp.
Form 10-Q

Quarterly Report
March 31, 2016

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Franklin Street Properties Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share and par value amounts)	2016	2015
Assets:
Real estate assets:
Land	$168,120	$170,021
Buildings and improvements	1,625,819	1,637,066
Fixtures and equipment	2,649	2,528
	1,796,588	1,809,615
Less accumulated depreciation	309,307	299,991
Real estate assets, net	1,487,281	1,509,624
Acquired real estate leases, less accumulated amortization of $117,134 and $112,844, respectively	99,102	108,046
Investment in non-consolidated REITs	76,707	77,019
Asset held for sale	15,921	—
Cash and cash equivalents	14,316	18,163
Restricted cash	10	23
Tenant rent receivables, less allowance for doubtful accounts of $130 and $130, respectively	3,691	2,898
Straight-line rent receivable, less allowance for doubtful accounts of $50 and $50, respectively	49,696	48,502
Prepaid expenses and other assets	5,943	5,484
Related party mortgage loan receivables	79,575	118,641
Other assets: derivative asset	—	1,132
Office computers and furniture, net of accumulated depreciation of $1,372 and $1,333, respectively	438	484
Deferred leasing commissions, net of accumulated amortization of $21,035 and $20,002, respectively	28,705	28,999
Total assets	$1,861,385	$1,919,015

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$265,000	$290,000
Term loans payable, less unamortized financing costs of $2,120 and $2,353, respectively	617,880	617,647
Accounts payable and accrued expenses	37,791	49,489
Accrued compensation	1,274	3,726
Tenant security deposits	4,433	4,829
Other liabilities: derivative liability	13,226	8,243
Acquired unfavorable real estate leases, less accumulated amortization of $9,822 and $9,368, respectively	8,697	9,425
Total liabilities	948,301	983,359

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 100,187,405 and 100,187,405 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,273,556	1,273,556
Accumulated other comprehensive loss	(13,226)	(7,111)
Accumulated distributions in excess of accumulated earnings	(347,256)	(330,799)
Total stockholders’ equity	913,084	935,656
Total liabilities and stockholders’ equity	$1,861,385	$1,919,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2016	2015

Revenues:
Rental	$58,360	$59,013
Related party revenue:
Management fees and interest income from loans	1,433	1,473
Other	20	21
Total revenues	59,813	60,507
Expenses:
Real estate operating expenses	15,292	15,356
Real estate taxes and insurance	9,150	10,048
Depreciation and amortization	22,445	22,672
Selling, general and administrative	3,530	3,691
Interest	6,433	6,187
Total expenses	56,850	57,954

Income before interest income, equity in losses of non-consolidated REITs, gain on sale of properties and taxes on income	2,963	2,553
Interest income	—	1
Equity in losses of non-consolidated REITs	(286)	(322)
Gain on sale of properties, less applicable income tax	—	10,462

Income before taxes on income	2,677	12,694
Taxes on income	98	161

Net income	$2,579	$12,533

Weighted average number of shares outstanding, basic and diluted	100,187	100,187

Net income per share, basic and diluted	$0.03	$0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Other Comprehensive Income (Loss)

(Unaudited)

	For the
	Three Months Ended
	March 31,
(in thousands)	2016	2015

Net income	$2,579	$12,533

Other comprehensive loss:
Unrealized loss on derivative financial instruments	(6,115)	(4,814)

Total other comprehensive loss	(6,115)	(4,814)

Comprehensive income (loss)	$(3,536)	$7,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$2,579	$12,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	22,962	23,189
Amortization of above market lease	81	6
Gain on sale of properties, less applicable income tax	—	(10,462)
Equity in losses of non-consolidated REITs	286	322
Changes in operating assets and liabilities:
Restricted cash	13	686
Tenant rent receivables	(793)	146
Straight-line rents	(1,275)	(69)
Lease acquisition costs	(199)	(3)
Prepaid expenses and other assets	(791)	283
Accounts payable, accrued expenses and other items	(10,374)	(7,706)
Accrued compensation	(2,452)	(2,517)
Tenant security deposits	(396)	(230)
Payment of deferred leasing commissions	(1,825)	(1,116)
Net cash provided by operating activities	7,816	15,062
Cash flows from investing activities:
Property improvements, fixtures and equipment	(6,699)	(4,298)
Office computers and furniture	(21)	—
Distributions in excess of earnings from non-consolidated REITs	27	27
Repayment of related party mortgage receivable	39,066	—
Proceeds received on sales of real estate assets	—	47,671
Changes in deposits on real estate assets	—	(4,000)
Net cash provided by investing activities	32,373	39,400
Cash flows from financing activities:
Distributions to stockholders	(19,036)	(19,036)
Borrowings under bank note payable	15,000	20,000
Repayments of bank note payable	(40,000)	(48,000)
Net cash used in financing activities	(44,036)	(47,036)
Net increase (decrease) in cash and cash equivalents	(3,847)	7,426

Cash and cash equivalents, beginning of year	18,163	7,519
Cash and cash equivalents, end of period	$14,316	$14,945

Non-cash investing and financing activities:
Accrued costs for purchases of real estate assets	$1,887	$2,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Organization, Properties, Basis of Presentation, Financial Instruments and Recent Accounting Standards

Organization

Franklin Street Properties Corp. (“FSP Corp.” or the “Company”), holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC,  FSP Holdings LLC and FSP Protective TRS Corp.  FSP Property Management LLC provides asset management and property management services.  The Company also has a non-controlling common stock interest in eight corporations organized to operate as real estate investment trusts (“REIT”) and a non-controlling preferred stock interest in two of those REITs.  Collectively, the eight REITs are referred to as the “Sponsored REITs”.

As of March 31, 2016, the Company owned and operated a portfolio of real estate consisting of 35 operating properties, one property that is in redevelopment, eight managed Sponsored REITs and held five promissory notes secured by mortgages on real estate owned by Sponsored REITs, including two mortgage loans and three revolving lines of credit.  From time-to-time, the Company may acquire, develop or redevelop real estate, make additional secured loans or acquire a Sponsored REIT.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s number of operating properties and rentable square feet of real estate.  In January 2016, the Company classified one property as a redeveopment, which is excluded as of March 31, 2016.

	As of March 31,
	2016	2015
Commercial real estate:
Number of properties	35	36
Rentable square feet	9,325,249	9,310,131

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company include all the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016 or for any other period.

Financial Instruments

The Company estimates that the carrying values of cash and cash equivalents, restricted cash, receivables, loans receivable, prepaid expenses, accounts payable and accrued expenses, accrued compensation, tenant security deposits approximate their fair values based on their short-term maturity and the bank note and term loans payable approximate their fair values as they bear interest at variable interest rates.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments in ASU 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. ASU 2015-02 was adopted on January 1, 2016.  The implementation of this update did not cause any material changes to the consolidated financial statements for any period.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02).  ASU 2016-02 requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  This new standard is effective for annual periods beginning after 15 December 2018, and interim periods thereafter with early adoption is permitted  The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the condensed consolidated financial statements.

Reclassifications

Certain amounts from the 2015 financial statements have been reclassified to conform to the 2016 presentation. The reclassifications were related primarily to conform to ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  This new standard was effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application.  Approximately $2.4 million of debt issuance costs were reclassified from other assets to contra term loans on the balance sheet at December 31, 2015. There was no change to net income for any period presented as a result of these reclassifications.

2.  Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At March 31, 2016 and December 31, 2015, the Company held a common stock interest in eight and nine Sponsored REITs, respectively.  The Company holds a non-controlling preferred stock investment in two of these Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

During the year ended December 31, 2015, a property owned by a Sponsored REIT was sold and, thereafter, liquidating distributions to its preferred shareholders were declared and issued.

During the three months ended March 31, 2016, a property owned by a Sponsored REIT, FSP 385 Interlocken Development Corp. (“385 Interlocken”), was sold and, thereafter, liquidating distributions to its preferred shareholders were declared and issued.  The Company had previously made a secured construction loan to 385 Interlocken, which loan in the outstanding principal amount of $37,541,000 was repaid in its entirety from the proceeds of the sale.

Equity in losses of investment in non-consolidated REITs:

The following table includes equity in losses of investments in non-consolidated REITs

	Three Months Ended March 31,
(in thousands)	2016	2015

Equity in losses of East Wacker	257	285
Equity in losses of Grand Boulevard	29	37
	$286	$322

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

The Company recorded distributions of $27,000 from non-consolidated REITs during the three months ended March 31, 2016 and 2015.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $154,000 and $211,000 for the three months ended March 31, 2016 and 2015, respectively.

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

The Company anticipates that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately one to three years.  Except for two mortgage loans which bear interest at a fixed rate, advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and advances also require a 50 basis point draw fee.

The following is a summary of the Sponsored REIT Loans outstanding as of March 31, 2016:

			Maximum	Amount				Interest
(dollars in thousands)		Maturity	Amount	Drawn at	Interest		Draw	Rate at
Sponsored REIT	Location	Date	of Loan	31-Mar-16	Rate (1)		Fee (2)	31-Mar-16

Secured revolving lines of credit
FSP Satellite Place Corp.	Duluth, GA	31-Mar-17	$5,500	$3,975	L+	4.4%	0.5%	4.84%
FSP 1441 Main Street Corp. (3)	Columbia, SC	31-Mar-17	10,800	9,000	L+	4.4%	0.5%	4.84%
FSP Energy Tower I Corp.	Houston, TX	30-Jun-17	20,000	12,600	L+	5.0%	0.5%	5.44%

Mortgage loan secured by property
FSP Monument Circle LLC (4)	Indianapolis, IN	7-Dec-18	21,000	21,000		4.90%	n/a	4.90%
FSP Energy Tower I Corp. (5)	Houston, TX	30-Jun-17	33,000	33,000		6.41%	n/a	6.41%

			$90,300	$79,575

(1)	The interest rate is 30-day LIBOR rate plus the additional rate indicated, otherwise a fixed rate.
(2)	The draw fee is a percentage of each new advance, and is paid at the time of each new draw.
(3)	This revolving line of credit was extended on March 25, 2016.
(4)	This mortgage loan includes an origination fee of $164,000 and an exit fee of $38,000 when repaid by the borrower.
(5)	This mortgage loan includes an annual extension fee of $108,900 paid by the borrower.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $1,279,000 and $1,262,000 for the three months ended March 31, 2016 and 2015, respectively.

Non-consolidated REITs:

The balance sheet data below for 2016 and 2015 includes the 8 and 9 Sponsored REITs the Company held an interest in as of March 31, 2016 and December 31, 2015, respectively.  The operating data below for 2016 and 2015 include the operations of the 9 and 10 Sponsored REITs in which the Company held an interest in during the three months ended March 31, 2016 and 2015, respectively.

Summarized financial information for these Sponsored REITs is as follows:

	March 31,	December 31,
(in thousands)	2016	2015

Balance Sheet Data (unaudited):
Real estate, net	$359,005	$418,959
Other assets	87,374	101,734
Total liabilities	(159,832)	(203,628)
Shareholders’ equity	$286,547	$317,065

	For the Three Months Ended
	March 31,
(in thousands)	2016	2015

Operating Data (unaudited):
Rental revenues	$13,415	$13,900
Other revenues	10	2
Operating and maintenance expenses	(7,576)	(8,235)
Depreciation and amortization	(4,510)	(4,975)
Interest expense	(2,197)	(2,457)
Gain on sale, less applicable income tax	19,748	—
Net income (loss)	$18,890	$(1,765)

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at March 31, 2016) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at March 31, 2016).

Although the interest rate on the BMO Term Loan is variable, the Company is permitted to hedge the base LIBOR interest rate by entering into an interest rate swap agreement.  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, as of March 31, 2016, the effective interest rate on the BMO Term Loan was 3.97% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BMO Term Loan financial covenants as of March 31, 2016.

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

As of March 31, 2016, there were borrowings of $265,000,000 outstanding under the BAML Revolver.    The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.25% over LIBOR at March 31, 2016) or (ii) a margin over the base rate depending on the Company’s credit rating (0.25% over the base rate at March 31, 2016). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating (0.25% at March 31, 2016). The facility fee is assessed against the total amount of the BAML Revolver, or $500,000,000.

Based upon the Company’s credit rating, as of March 31, 2016, the weighted average interest rate on the BAML Revolver was 1.69% per annum and there were borrowings of $265,000,000 outstanding. As of December 31, 2015, the weighted average interest rate on the BAML Revolver was 1.54% per annum and there were borrowings of $290,000,000 outstanding. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the three months ended March 31, 2016 was approximately 1.67% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2015 was approximately 1.44% per annum.

BAML Term Loan Highlights

•	The BAML Term Loan is for $400,000,000.
•	The BAML Term Loan matures on September 27, 2017.
•	On September 27, 2012, the Company drew down the entire $400,000,000 and such amount remains fully advanced and outstanding under the BAML Credit Agreement.

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.45% over LIBOR at March 31, 2016) or (ii) a margin over the base rate depending on the Company’s credit rating (0.45% over the base rate at March 31, 2016). The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating.

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement. On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years, until the September 27, 2017 maturity date.  Accordingly, based upon the Company’s credit rating, as of March 31, 2016, the effective interest rate on the BAML Term Loan was 2.20% per annum.

BAML Credit Facility General Information

The BAML Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The BAML Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BAML Credit Facility financial covenants as of March 31, 2016.

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

The following table summarizes the notional and fair value of our derivative financial instruments at March 31, 2016. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(12,498)
BAML Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$(728)

On March 31, 2016, the BMO Interest Rate Swap was reported as a liability at its fair value of approximately $12.5 million and the BAML Interest Rate Swap was reported as a liability at its fair value of approximately $0.7 million.  These are included in other liabilities: derivative liability on the condensed consolidated balance sheet at March 31, 2016.  Offsetting adjustments are reported as unrealized gains or losses on derivative financial instruments in accumulated other comprehensive income of $6.1 million.  During the three months ended March 31, 2016, $1.4 million was reclassified out of other comprehensive income and into interest expense.

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings.

The Company estimates that approximately $3.3 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

The Company is hedging the exposure to variability in anticipated future interest payments on existing debt.

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

5.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at March 31, 2016 and 2015, respectively.

6.  Stockholders’ Equity

As of March 31, 2016, the Company had 100,187,405 shares of common stock outstanding.  The Company declared and paid dividends as follows (in thousands, except per share amounts):

	Dividends Per	Total
Quarter Paid	Share	Dividends

First quarter of 2016	$0.19	$19,036

First quarter of 2015	$0.19	$19,036

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

The Company is subject to a  business tax known as the  Revised Texas Franchise Tax.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure,  it is considered an income tax.  The Company recorded a provision for the Revised Texas Franchise Tax of $87,000 and $159,000 for the three months ended March 31, 2016 and 2015, respectively.

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.  The gross amount of NOLs available to the Company was $13,041,000 as of each of March 31, 2016 and December 31, 2015.

Income Tax Expense

The income tax expense reflected in the condensed consolidated statements of income relates primarily to a franchise tax on our Texas properties.  FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties and the tax expenses associated with these activities are reported as Other Taxes in the table below:

	For the Three Months Ended March 31,
(Dollars in thousands)	2016	2015

Revised Texas franchise tax	$87	$159
Other Taxes	11	2
Taxes on income	$98	$161

Taxes on income are a current tax expense.  No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

8.  Dispositions of properties

The Company sold an office property located in Plano, Texas on February 23, 2015 at a $1.5 million gain, an office property located in Eden Prairie, Minnesota on March 31, 2015 at a $9.0 million gain,  an office property located in Charlotte, North Carolina on May 13, 2015 at a $0.9 million gain and an office property located in San Jose, California on December 9, 2015 at a $12.3 million gain.  During the three months ended March 31, 2016, the Company reached an agreement to sell an office property located in Maryland Heights, Missouri.  The property was classified as an asset held for sale at March 31, 2016 and was sold on April 5, 2016 at approximately a $4.1 million gain.  The disposal of the properties does not represent a strategic shift that has a major effect on the Company's operations and financial results.  Accordingly, the properties remain classified within continuing operations for all periods presented.

9.  Subsequent Events

On April 8, 2016, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on May 12, 2016 to stockholders of record on April 22, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015.  Historical results and percentage relationships set forth in the condensed consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, uncertainties relating to fiscal policy, changes in government regulations and regulatory uncertainty, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A. “Risk Factors” below.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Approximately 6.6 million square feet, or approximately 70% of our total owned portfolio, is located in our top five markets.  We are continuing our initiative to dispose of our smaller, suburban office assets and to replace them with larger urban infill and central business district office assets located primarily in our top five markets.  As we execute this strategy, short term operating results could be adversely impacted.  However, once complete, we believe that the transformed portfolio has the potential to provide higher profit and asset value growth over a longer period of time.

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

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  On an on-going basis, we evaluate our estimates.  In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.  The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.  No changes to our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments in ASU 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. ASU 2015-02 was adopted on January 1, 2016.  The implementation of this update did not cause any material changes to the consolidated financial statements for any period.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02).  ASU 2016-02 requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  This new standard is effective for annual periods beginning after 15 December 2018, and interim periods thereafter with early adoption is permitted  The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the condensed consolidated financial statements.

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of slow economic growth, with continued declining unemployment rates, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, the pace of economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit and interest rates.  In addition, the Federal Reserve Bank has indicated that it anticipates raising interest rates further in 2016.  Any increase in interest rates could result in increased borrowing costs to us.  However, we could also benefit from any further improved economic fundamentals and increasing levels of employment.  We believe that the economy is in a cyclically-slower but prolonged broad-based upswing.  However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Real Estate Operations

Leasing

Our real estate portfolio was approximately 90.2% leased as of March 31, 2016, a decrease from 91.6% as of December 31, 2015.  The 1.4% decrease in leased space was a result of lease expirations and terminations during 2016 that were not leased at March 31, 2016.  As of March 31, 2016, we had 917,000 square feet of vacancy in our portfolio compared to 800,000 square feet of vacancy at December 31, 2015.  During the three months ended March 31, 2016, we leased approximately 178,000 square feet of office space, of which approximately 133,000 square feet were with existing tenants, at a weighted average term of 6.6 years.  On average, tenant improvements for such leases were $13.47 per square foot, lease commissions were $10.75 per square foot and rent concessions were approximately three months of free rent.  Average GAAP base rents under such leases were $28.69 per square foot, or 3.3% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2015.

In January 2016, our property at 801 Marquette Avenue in Minneapolis, Minnesota, with approximately 170,000 square feet of space, became vacant and we are redeveloping the property.  After extensive costing analysis with our potential development partners and outside professionals, we have decided to redevelop the existing building ourselves, rather than raze it and build a new, mixed use tower with outside development partners.

As of March 31, 2016, leases for approximately 6.3% and 10.9% of the square footage in our portfolio are scheduled to expire during 2016 and 2017, respectively.  As the second quarter of 2016 begins, we believe that our property portfolio is well stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants.  We believe that most of our largest property markets are now experiencing generally steady or improving rental conditions.  We anticipate continued positive leasing activity within the portfolio during 2016.

While we cannot generally predict when an existing vacancy in our real estate portfolio will be leased or if existing tenants with expiring leases will renew their leases or what the terms and conditions of the lease renewals will be, we expect to renew or sign new leases at then-current market rates for locations in which the buildings are located, which could be above or below the expiring rates.  Also, even as the economy recovers, we believe the potential for any of our tenants to default on its lease or to seek the protection of bankruptcy still exists.  If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment.  In addition, at any time, a tenant of one of our properties may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders.

Real Estate Acquisition and Investment Activity

During 2016:

•	on January 19, we received approximately $37.5 million from FSP 385 Interlocken Development Corp. as repayment in full of a Sponsored REIT Loan;
•	on March 31, we received approximately $1.5 million from FSP Satellite Place Corp., as partial prepayment of a Sponsored REIT Loan; and
•	additional potential real estate investment opportunities are actively being explored and we would anticipate further real estate investments in the future.

During 2015:

•	we funded advances on Sponsored REIT Loans for revolving lines of credit in the aggregate amount of approximately $4.0 million;
•	on April 8, we acquired an office property with approximately 442,130 rentable square feet of space for $78.0 million located in the Central Perimeter Submarket of Atlanta, Georgia: and

•	on December 7, we funded a Sponsored REIT Loan consisting of a mortgage loan secured by a property of approximately $21.0 million.

Dispositions of Properties

On April 5, 2016, we sold an office property located in Maryland Heights, Missouri at approximately a $4.1 million gain.  The property is classified as an asset held for sale as of March 31, 2016.  During 2015, we sold an office property located in Plano, Texas on February 23, 2015 at a $1.5 million gain, an office property located in Eden Prairie, Minnesota on March 31, 2015 at a $9.0 million gain, an office property located in Charlotte, North Carolina on May 13, 2015 at a $0.9 million gain and an office property located in San Jose, California on December 9, 2015 at a $12.3 million gain.

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

Results of Operations

The following table shows results for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
(in thousands)	2016	2015	Change
Revenues:
Rental	$58,360	$59,013	$(653)
Related party revenue:
Management fees and interest income from loans	1,433	1,473	(40)
Other	20	21	(1)
Total revenues	59,813	60,507	(694)
Expenses:
Real estate operating expenses	15,292	15,356	(64)
Real estate taxes and insurance	9,150	10,048	(898)
Depreciation and amortization	22,445	22,672	(227)
Selling, general and administrative	3,530	3,691	(161)
Interest	6,433	6,187	246
Total expenses	56,850	57,954	(1,104)

Income before interest income, equity in losses, gain on sale of properties and taxes on income	2,963	2,553	410
Interest income	—	1	(1)
Equity in losses of non-consolidated REITs	(286)	(322)	36
Gain on sale of properties, less applicable income tax	—	10,462	(10,462)

Income before taxes on income	2,677	12,694	(10,017)
Taxes on income	98	161	(63)

Net income	$2,579	$12,533	$(9,954)

Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015:

Revenues

Total revenues decreased by $0.7 million to $59.8 million for the quarter ended March 31, 2016, as compared to the quarter ended March 31, 2015.  The increase was primarily a result of:

•

A decrease in rental revenue of approximately $0.7 million arising primarily from the loss of revenue from the disposition of four properties and lower recoverable income in the first quarter of 2016 compared to the first quarter of 2015.  We sold a property on each of February 23, 2015, March 31, 2015,  May 13, 2015 and December 9, 2015. These decreases were partially offset by rental revenue for a property we acquired on April 8, 2015.    In addition, our leased space decreased slightly to 90.2% at March 31, 2016 compared to 90.4% at March 31, 2015.

Expenses

Total expenses decreased by $1.1 million to $56.8 million for the quarter ended March 31, 2016, as compared to the quarter ended March 31, 2015.  The increase was primarily a result of:

•

A decrease in real estate operating expenses and real estate taxes and insurance of approximately $0.9 million, which was attributable to the disposition of four properties in the last twelve months and was partially offset by the acquisition of a property we acquired on April 8, 2015.

•

An decrease in depreciation and amortization of $0.2 million, which was attributable to the disposition of four properties in the last twelve months and was partially offset by the acquisition of a property we acquired on April 8, 2015.

•

A decrease to selling, general and administrative expenses of approximately $0.2 million as a result of lower professional fees during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

These decreases were partially offset by:

•

An increase to interest expense of approximately $0.2 million to $6.4 million for the three months ended March 31, 2016 compared to the same period in 2015.  The increase was primarily attributable to higher interest rates during the three months ended March 31, 2016 compared to the same period in 2015.

Equity in losses of non-consolidated REITs

Equity in losses from non-consolidated REITs decreased approximately $36,000 to a loss of $0.3 million during the three months ended March 31, 2016 compared to the same period in 2015.  The decrease was primarily because equity in loss from our preferred stock investment in a Sponsored REIT, FSP 303 East Wacker Drive Corp., which we refer to as East Wacker, decreased $28,000 during the three months ended March 31, 2016 compared to the same period in 2015.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties that decreased $72,000 and federal and other income taxes that increased $9,000 for the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

Net Income

Net Income for the three months ended March 31, 2016 was $2.6 million compared to $12.5 million for the three months ended March 31, 2015, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the
	Three Months Ended
	March 31,
(in thousands):	2016	2015
Net income (loss)	$2,579	$12,533
(Gain) loss on sale, less applicable income tax	—	(10,462)
Equity in (earnings) losses of non-consolidated REITs	286	322
FFO from non-consolidated REITs	645	601
Depreciation and amortization	22,527	22,678
NAREIT FFO	26,037	25,672
Acquisition costs of new properties	—	—

Funds From Operations	$26,037	$25,672

Net Operating Income (NOI)

The Company provides property performance based on Net Operating Income, which we refer to as NOI.  Management believes that investors are interested in this information.  NOI is a non-GAAP financial measure that the Company defines as net income (the most directly comparable GAAP financial measure) plus selling, general and administrative expenses, depreciation and amortization, including amortization of acquired above and below market lease intangibles and impairment charges, interest expense, less equity in earnings of nonconsolidated REITs, interest income, management fee income, gains or losses on the sale of assets and excludes non-property specific income and expenses. The information presented includes footnotes and the data is shown by region with properties owned in both periods, which we call Same Store.  The Comparative Same Store results include properties held for the periods presented and exclude properties that are non-operating, being developed or redeveloped, dispositions and significant nonrecurring income such as bankruptcy settlements and lease termination fees.  NOI, as defined by the Company, may not be comparable to NOI reported by other REITs that define NOI differently. NOI should not be considered an alternative to net income as an indication of our performance or to cash flows as a measure of the Company’s liquidity or its ability to make distributions.  The calculations of NOI are shown in the following table:

Net Operating Income (NOI)*

	Rentable
	Square Feet	Three Months Ended	Three Months Ended	Inc	%
(in thousands)	or RSF	31-Mar-16	31-Mar-15	(Dec)	Change
Region
East	1,333	$4,671	$4,736	$(65)	(1.4)%
MidWest	1,361	3,411	3,370	41	1.2%
South	4,026	16,020	15,781	239	1.5%
West	2,163	8,439	7,859	580	7.4%
Same Store	8,883	32,541	31,746	795	2.5%

Acquisitions	442	1,180	0	1,180	3.7%
Property NOI from the continuing portfolio	9,325	33,721	31,746	1,975	6.2%
Dispositions, Non-Operating, Development or Redevelopment		(254)	1,278	(1,532)	(4.9)%
Property NOI		$33,467	$33,024	$443	1.3%

Same Store		$32,541	$31,746	$795	2.5%

Less Nonrecurring
Items in NOI (a)		413	75	338	(1.1)%

Comparative
Same Store		$32,128	$31,671	$457	1.4%

		Three months ended	Three Months Ended
Reconciliation to Net income		31-Mar-16	31-Mar-15
Net Income		$2,579	$12,533
Add (deduct):
Gain on sale of properties, less applicable income taxes		—	(10,462)
Management fee income		(660)	(643)
Depreciation and amortization		22,445	22,672
Amortization of above/below market leases		81	6
Selling, general and administrative		3,530	3,691
Interest expense		6,433	6,187
Interest income		(1,279)	(1,262)
Equity in losses of non-consolidated REITs		286	322
Non-property specific items, net		52	(20)

Property NOI		$33,467	$33,024

(a)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the three months ending March 31, 2016 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	March 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2016 (a)	Square Feet (b)

Forest Park	Charlotte	NC	1999	62,212	62,212	100.0%	$14.16
Meadow Point	Chantilly	VA	1999	138,537	138,537	100.0%	27.83
Innsbrook	Glen Allen	VA	1999	298,456	298,456	100.0%	19.14
East Baltimore	Baltimore	MD	1989	325,445	276,108	84.8%	23.27
Loudoun Tech Center	Dulles	VA	1999	136,658	125,766	92.0%	20.39
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	38.48
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	34.41
East total				1,332,308	1,272,079	95.5%	25.67
Northwest Point	Elk Grove Village	IL	1999	176,848	176,848	100.0%	22.80
909 Davis Street	Evanston	IL	2002	195,245	173,358	88.8%	31.03
River Crossing	Indianapolis	IN	1998	205,059	186,419	90.9%	20.52
Timberlake	Chesterfield	MO	1999	234,023	223,375	95.5%	22.91
Timberlake East	Chesterfield	MO	2000	116,197	49,732	42.8%	23.63
Lakeside Crossing	Maryland Heights	MO	2008	127,778	127,778	100.0%	24.26
121 South 8th Street	Minneapolis	MN	1974	305,990	171,997	56.2%	19.25
Midwest total				1,361,140	1,109,507	81.5%	23.38
Blue Lagoon Drive	Miami	FL	2002	212,619	212,619	100.0%	22.37
One Overton Place	Atlanta	GA	2002	387,267	328,480	84.8%	24.65
Park Ten	Houston	TX	1999	157,460	99,357	63.1%	31.10
Addison Circle	Addison	TX	1999	290,041	271,043	93.5%	27.06
Collins Crossing	Richardson	TX	1999	300,887	300,887	100.0%	24.76
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	28.38

The information presented below provides the weighted average GAAP rent per square foot for the three months ending March 31, 2016 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	March 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2016 (a)	Square Feet (b)

Park Ten Phase II	Houston	TX	2006	156,746	156,746	100.0%	$30.90
Liberty Plaza	Addison	TX	1985	218,934	170,681	78.0%	21.12
Legacy Tennyson Center	Plano	TX	1999/2008	202,600	202,600	100.0%	16.88
One Legacy Circle	Plano	TX	2008	214,110	214,110	100.0%	33.91
One Ravinia Drive	Atlanta	GA	1985	386,603	366,538	94.8%	22.65
Two Ravinia Drive	Atlanta	GA	1987	442,130	347,692	78.6%	25.64
Westchase I & II	Houston	TX	1983/2008	629,025	543,415	86.4%	29.67
999 Peachtree	Atlanta	GA	1987	621,946	591,097	95.0%	29.94
South Total				4,468,767	4,053,664	90.7%	26.63

380 Interlocken	Broomfield	CO	2000	240,185	233,292	97.1%	30.04
1999 Broadway	Denver	CO	1986	676,379	560,109	82.8%	32.78
1001 17th Street	Denver	CO	1977/2006	655,420	556,845	85.0%	34.54
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	24.35
390 Interlocken	Broomfield	CO	2002	241,516	199,106	82.4%	28.51
Hillview Center	Milpitas	CA	1984	36,288	36,288	100.0%	16.27
Federal Way	Federal Way	WA	1982	117,010	73,904	63.2%	18.64
West Total				2,163,034	1,855,780	85.8%	30.73

Grand Total				9,325,249	8,291,030	88.9%	$26.96

(a)	Based on weighted occupied square feet for the three months ended March 31, 2016, including month-to-month tenants, divided by the Property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the three months ended March 31, 2016 per weighted occupied square foot.

Liquidity and Capital Resources

Cash and cash equivalents were $14.3 million and $18.2 million at March 31, 2016 and December 31, 2015, respectively. The decrease of $3.9 million is attributable to $7.8 million provided by operating activities plus $32.3 million provided by investing activities, less $44.0 million used in financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $7.8 million is primarily attributable to net income of $2.6 million plus the add-back of $22.0 million of non-cash expenses.  These increases were partially offset by a $12.8 million decrease in accounts payable and accrued expenses, a $0.8 million increase in tenant rent receivables, a $0.8 million increase in prepaid expenses and other assets, $1.8 million in payments of deferred leasing commissions, a $0.4 million decrease in tenant security deposits, and a $0.2 million increase in lease acquisition costs.

Investing Activities

Our cash provided by investing activities for the three months ended March 31, 2016 of $32.3 million is primarily attributable to approximately $39 million received from repayments of related party mortgage receivables less the purchases we made of real estate assets and office equipment investments and office equipment of approximately $6.7 million.

Financing Activities

Our cash used by financing activities for the three months ended March 31, 2016 of $44.0 million is primarily attributable to distributions paid to stockholders of $19.0 million and net repayments made to the BAML Revolver (as defined below) of $25.0 million.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at March 31, 2016) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at March 31, 2016).

Although the interest rate on the BMO Term Loan is variable, the Company is permitted to hedge the base LIBOR interest rate by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, as of March 31, 2016, the effective interest rate on the BMO Term Loan was 3.97% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BMO Term Loan financial covenants as of March 31, 2016.

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

As of March 31, 2016, there were borrowings of $265,000,000 outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.25% over LIBOR at March 31, 2016) or (ii) a margin over the base rate depending on the Company’s credit rating (0.25% over the base rate at March 31, 2016). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating (0.25% at March 31, 2016). The facility fee is assessed against the total amount of the BAML Revolver, or $500,000,000.

Based upon the Company’s credit rating, as of March 31, 2016, the weighted average interest rate on the BAML Revolver was 1.69% per annum and there were borrowings of $265,000,000 outstanding.  As of December 31, 2015, the weighted average interest rate on the BAML Revolver was 1.54% per annum and there were borrowings of $290,000,000 outstanding.   The weighted average interest rate on all amounts outstanding on the BAML Revolver during the three months ended March 31, 2016 was approximately 1.67% per annum.  The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2015 was approximately 1.44% per annum.

BAML Term Loan Highlights

•	The BAML Term Loan is for $400,000,000.
•	The BAML Term Loan matures on September 27, 2017.
•	On September 27, 2012, the Company drew down the entire $400,000,000 and such amount remains fully advanced and outstanding under the BAML Credit Agreement.

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.45% over LIBOR at March 31, 2016) or (ii) a margin over the base rate depending on the Company’s credit rating (0.45% over the base rate at March 31, 2016). The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating.

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement.  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years, until the September 27, 2017 maturity date.  Accordingly, based upon the Company’s credit rating, as of March 31, 2016, the effective interest rate on the BAML Term Loan was 2.20% per annum.

BAML Credit Facility General Information

The BAML Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The BAML Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BAML Credit Facility financial covenants as of March 31, 2016.

The Company may use the proceeds of the loans under the BAML Credit Agreement to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BAML Credit Agreement.

Equity Securities

As of March 31,  2016, we had an automatic shelf registration statement on Form S-3 on file with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our debt securities, common stock, preferred stock or depository shares.  From time to time, we expect to issue debt securities, common stock, preferred stock or depository shares under our existing automatic shelf registration statements or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of March 31, 2016, we were committed to fund up to $90.3 million to four Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $79.6 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Loans to Sponsored REITs

Sponsored REIT Loans

From time to time we may make secured loans (“Sponsored REIT Loans”) to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  We anticipate that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years.  Except for two mortgage loans which bears interest at a fixed rate, advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and advances also require a 50 basis point draw fee.

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

Additional information about our Sponsored REIT Loans outstanding as of March 31, 2016, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-Consolidated Entities, Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  The rental income exceeded the expenses for each individual property, with the exception of one property located in Chesterfield, Missouri for the three months ended March 31, 2015, and one property located in Minneapolis, Minnesota for the three months ended March 31, 2016.

Our property located in Chesterfield, Missouri has approximately 116,000 square feet of rentable space and was approximately 43.1% and 96.2% leased as of March 31, 2015 and December 31, 2015, respectively.  In January 2015, two tenants with leases for an aggregate of 99,000 square feet of rentable space vacated the property.  During 2015, we signed leases with two new tenants.  As of December 31, 2015, tenants occupied approximately 50,000 square feet of rentable space at the property and we had entered into a lease for 62,000 square feet of rentable space, but such lease had not yet commenced.  As a result of the vacancy during 2015, the rental revenue from the property did not cover operating expenses for the three months ended March 31, 2015.  The property generated rental income of $79,000 and had operating expenses of $257,000 for the three months ended March 31, 2015.

Our property located in Minneapolis, Minnesota has approximately 170,000 square feet of rentable space and became vacant in January 2016.  During the first quarter of 2016, we evaluated development and redevelopment opportunities at the property.  On March 31, 2016, we commenced a redevelopment plan for the property.  As a result of the vacancy, we had no rental income and had operating expenses of $259,000 during the three months ended March 31, 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  As of March 31, 2016 and December 31, 2015, if market rates on our outstanding borrowings under our BAML Revolver increased by 10% at maturity, or approximately 17 and 17 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.4 million and $0.5 million annually, respectively.  Based upon our credit rating, the interest rate on our borrowings on the BAML Revolver as of March 31, 2016 was LIBOR plus 125 basis points, or 1.69% per annum.  We do not believe that the interest rate risk represented by borrowings under our BAML Revolver is material as of March 31, 2016.

Although the interest rates on the BMO Term Loan and the BAML Credit Facility are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BAML Term Loan by entering into interest rate swap agreements.  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years (the “BMO Interest Rate Swap”).  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years (the “BAML Interest Rate Swap”).  Accordingly, based upon our credit rating, as of March 31, 2016, the interest rate on the BMO Term Loan was 3.97% per annum and the interest rate on the BAML Term Loan was 2.20% per annum.  The fair value of the BMO Interest Rate Swap and the BAML Interest Rate Swap is affected by changes in market interest rates.  We believe that we have mitigated interest rate risk with respect to the BMO Term Loan through the BMO Interest Rate Swap for the seven year term of the BMO Term Loan.  We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the BAML Interest Rate Swap for the five year term of the BAML Term Loan. The BMO Interest Rate Swap and the BAML Interest Rate Swap were our only derivative instruments as of March 31, 2016.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BMO Term Loan and our BAML Term Loan as of March 31, 2016 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(12,498)
BAML Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$(728)

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

We borrow from time-to-time under the BAML Revolver.  These borrowings bear interest at either (i) a rate equal to LIBOR plus 87.5 to 165 basis points depending on our credit rating at the time of the borrowing (LIBOR plus 125 basis points, or 1.69% at March 31, 2016) or (ii) a rate equal to the bank’s base rate plus up to 65 basis points depending on our credit rating at the time of the borrowing (the bank’s base rate plus 25 basis points, or 3.75% at March 31, 2016).  There were borrowings totaling $265 million and $290 million on the BAML Revolver, at a weighted average rate of 1.67% and 1.54% outstanding at March 31, 2016 and December 31, 2015, respectively.  We have drawn on the BAML Revolver, and intend to draw on the BAML Revolver in the future for a variety of corporate purposes, including the funding of Sponsored REIT Loans and the acquisition of properties that we acquire directly for our portfolio.  Information about our Sponsored REIT Loans as of March 31, 2016 is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-consolidated Entities, Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

The following table presents as of March 31, 2016, our contractual variable rate borrowings under our BAML Revolver, which matures on October 29, 2018, under our BAML Term Loan, which matures on September 27, 2017 and under our BMO Term Loan, which matures on August 26, 2020.  Under the BAML Revolver, we have the right to extend the initial maturity date by an additional 12 months, or until October 29, 2019, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2016	2017	2018	2019	2020	Thereafter
BAML Revolver	$265,000	$—	$—	$265,000	$—	$—	$—
BAML Term Loan	400,000	—	400,000	—	—	—	—
BMO Term Loan	220,000	—	—	—	—	220,000	—
Total	$885,000	$—	$400,000	$265,000	$—	$220,000	$—

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

As of March 31, 2016, there have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2015 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: April 26, 2016	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: April 26, 2016	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Condensed Consolidated Financial Statements.

Footnotes	Description

(1)	Incorporated by reference to FSP Corp.’s Form 8-A, filed on April 5, 2005 (File No. 001-32470).

(2)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 15, 2013 (File No. 001-32470).

*	Filed herewith.