Form 10-Q
period 2016-06-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2016-07-26
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016.

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

The number of shares of common stock outstanding as of July 22, 2016 was 100,187,405.

Franklin Street Properties Corp.
Form 10-Q

Quarterly Report
June 30, 2016

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Franklin Street Properties Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share and par value amounts)	2016	2015
Assets:
Real estate assets:
Land	$172,205	$170,021
Buildings and improvements	1,667,507	1,637,066
Fixtures and equipment	2,771	2,528
	1,842,483	1,809,615
Less accumulated depreciation	315,547	299,991
Real estate assets, net	1,526,936	1,509,624
Acquired real estate leases, less accumulated amortization of $121,865 and $112,844, respectively	104,350	108,046
Investment in non-consolidated REITs	76,289	77,019
Asset held for sale	9,275	—
Cash and cash equivalents	7,524	18,163
Restricted cash	3	23
Tenant rent receivables, less allowance for doubtful accounts of $200 and $130, respectively	3,268	2,898
Straight-line rent receivable, less allowance for doubtful accounts of $50 and $50, respectively	50,196	48,502
Prepaid expenses and other assets	5,875	5,484
Related party mortgage loan receivables	79,310	118,641
Other assets: derivative asset	—	1,132
Office computers and furniture, net of accumulated depreciation of $1,438 and $1,333, respectively	385	484
Deferred leasing commissions, net of accumulated amortization of $21,210 and $20,002, respectively	32,006	28,999
Total assets	$1,895,417	$1,919,015

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$310,000	$290,000
Term loans payable, less unamortized financing costs of $1,887 and $2,353, respectively	618,113	617,647
Accounts payable and accrued expenses	41,498	49,489
Accrued compensation	2,170	3,726
Tenant security deposits	4,693	4,829
Other liabilities: derivative liabilities	14,913	8,243
Acquired unfavorable real estate leases, less accumulated amortization of $10,420 and $9,368, respectively	9,047	9,425
Total liabilities	1,000,434	983,359

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 100,187,405 and 100,187,405 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,273,556	1,273,556
Accumulated other comprehensive loss	(13,904)	(7,111)
Accumulated distributions in excess of accumulated earnings	(364,679)	(330,799)
Total stockholders’ equity	894,983	935,656
Total liabilities and stockholders’ equity	$1,895,417	$1,919,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015

Revenues:
Rental	$59,453	$58,801	$117,813	$117,814
Related party revenue:
Management fees and interest income from loans	1,337	1,412	2,770	2,885
Other	17	20	37	41
Total revenues	60,807	60,233	120,620	120,740
Expenses:
Real estate operating expenses	14,929	14,644	30,221	30,000
Real estate taxes and insurance	10,154	9,469	19,304	19,517
Depreciation and amortization	22,352	23,207	44,797	45,879
Selling, general and administrative	3,494	3,401	7,024	7,092
Interest	6,417	6,365	12,850	12,552
Total expenses	57,346	57,086	114,196	115,040

Income before interest income, equity in losses of non-consolidated REITs, other, gain (loss) on sale of properties and property held for sale, less applicable income tax and taxes	3,461	3,147	6,424	5,700
Interest income	—	—	—	1
Equity in losses of non-consolidated REITs	(86)	(38)	(372)	(360)
Other	(1,009)		(1,009)	—
Gain (loss) on sale of properties and property held for sale, less applicable income tax	(643)	948	(643)	11,410

Income before taxes on income	1,723	4,057	4,400	16,751
Taxes on income	111	154	209	315

Net income	$1,612	$3,903	$4,191	$16,436

Weighted average number of shares outstanding, basic and diluted	100,187	100,187	100,187	100,187

Net income per share, basic and diluted	$0.02	$0.04	$0.04	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Other Comprehensive Income (Loss)

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

Net income	$1,612	$3,903	$4,191	$16,436

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(677)	2,348	(6,792)	(2,466)

Total other comprehensive income (loss)	(677)	2,348	(6,792)	(2,466)

Comprehensive income (loss)	$935	$6,251	$(2,601)	$13,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$4,191	$16,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	45,830	46,913
Amortization of above market lease	82	(32)
Hedge ineffectiveness	1,009	—
Gain (loss) on sale of properties and property held for sale, less applicable income tax	643	(11,410)
Equity in losses of non-consolidated REITs	372	360
Increase (decrease) in allowance for doubtful accounts	70	(75)
Changes in operating assets and liabilities:
Restricted cash	20	694
Tenant rent receivables	(440)	1,922
Straight-line rents	(1,975)	(643)
Lease acquisition costs	(252)	(231)
Prepaid expenses and other assets	(958)	196
Accounts payable, accrued expenses and other items	(7,776)	(4,306)
Accrued compensation	(1,398)	(1,431)
Tenant security deposits	(136)	66
Payment of deferred leasing commissions	(6,898)	(2,737)
Net cash provided by operating activities	32,384	45,722
Cash flows from investing activities:
Property acquisitions	(60,844)	(66,104)
Property improvements, fixtures and equipment	(10,904)	(10,333)
Acquired real estate leases	(12,951)	(10,604)
Distributions in excess of earnings from non-consolidated REITs	359	54
Repayment of related party mortgage receivable	39,331	—
Proceeds received on sales of real estate assets	20,058	55,659
Net cash used in investing activities	(24,951)	(31,328)
Cash flows from financing activities:
Distributions to stockholders	(38,072)	(38,072)
Borrowings under bank note payable	95,000	95,000
Repayments of bank note payable	(75,000)	(63,000)
Net cash used in financing activities	(18,072)	(6,072)
Net increase (decrease) in cash and cash equivalents	(10,639)	8,322

Cash and cash equivalents, beginning of year	18,163	7,519
Cash and cash equivalents, end of period	$7,524	$15,841

Non-cash investing and financing activities:
Accrued costs for purchases of real estate assets	$2,838	$2,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Organization, Properties, Basis of Presentation, Financial Instruments and Recent Accounting Standards

Organization

Franklin Street Properties Corp. (“FSP Corp.” or the “Company”), holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC, FSP Holdings LLC and FSP Protective TRS Corp.  FSP Property Management LLC provides asset management and property management services.  The Company also has a non-controlling common stock interest in seven corporations organized to operate as real estate investment trusts (“REIT”) and a non-controlling preferred stock interest in two of those REITs.  Collectively, the seven REITs are referred to as the “Sponsored REITs”.

As of June 30, 2016, the Company owned and operated a portfolio of real estate consisting of 35 operating properties, one property that is in redevelopment, seven managed Sponsored REITs and held five promissory notes secured by mortgages on real estate owned by Sponsored REITs, including two mortgage loans and three revolving lines of credit.  From time-to-time, the Company may acquire, develop or redevelop real estate, make additional secured loans or acquire a Sponsored REIT.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s number of operating properties and rentable square feet of real estate.  In January 2016, the Company classified one property as a redevelopment, which is excluded as of June 30, 2016.

	As of June 30,
	2016	2015
Commercial real estate:
Number of properties	35	36
Rentable square feet	9,523,054	9,639,740

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016 or for any other period.

Financial Instruments

As disclosed in Note 4, the Company’s derivatives are recorded at fair value using Level 2 inputs.

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

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This update is effective for interim and annual reporting periods beginning after December 15, 2017.  The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02).  ASU 2016-02 requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  This new standard is effective for annual periods beginning after 15 December 2018, and interim periods thereafter with early adoption permitted.  The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the condensed consolidated financial statements.

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

2.  Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At June 30, 2016 and December 31, 2015, the Company held a common stock interest in seven and nine Sponsored REITs, respectively.  The Company holds a non-controlling preferred stock investment in two of these Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

During the year ended December 31, 2015, a property owned by a Sponsored REIT was sold and, thereafter, liquidating distributions to its preferred shareholders were declared and issued.

During the six months ended June 30, 2016, two properties owned by two Sponsored REITs, FSP 385 Interlocken Development Corp. (“385 Interlocken”) and FSP Lakeside Crossing II LLC (“Lakeside II”), were sold and, thereafter, liquidating distributions to their preferred shareholders were declared and issued.  The Company had previously made a secured construction loan to 385 Interlocken, which loan in the outstanding principal amount of $37,541,000 was repaid in its entirety from the proceeds of the sale.

Equity in losses of investment in non-consolidated REITs:

The following table includes equity in losses of investments in non-consolidated REITs

	Six Months Ended June 30,
(in thousands)	2016	2015

Equity in losses of East Wacker	325	309
Equity in losses of Grand Boulevard	47	51
	$372	$360

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

The Company recorded distributions of $359,000 and $54,000 from non-consolidated REITs during the six months ended June 30, 2016 and 2015, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $320,000 and $346,000 for the six months ended June 30, 2016 and 2015, respectively.

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

The Company anticipates that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately one to three years.  Except for two mortgage loans which bear interest at a fixed rate, advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and also require a 50 basis point draw fee.

The following is a summary of the Sponsored REIT Loans outstanding as of June 30, 2016:

			Maximum	Amount				Interest
(dollars in thousands)		Maturity	Amount	Drawn at	Interest		Draw	Rate at
Sponsored REIT	Location	Date	of Loan	30-Jun-16	Rate (1)		Fee (2)	30-Jun-16

Secured revolving lines of credit
FSP Satellite Place Corp.	Duluth, GA	31-Mar-17	$5,500	$3,710	L+	4.4%	0.5%	4.87%
FSP 1441 Main Street Corp. (3)	Columbia, SC	31-Mar-17	10,800	9,000	L+	4.4%	0.5%	4.87%
FSP Energy Tower I Corp.	Houston, TX	30-Jun-17	20,000	12,600	L+	5.0%	0.5%	5.47%

Mortgage loan secured by property
FSP Monument Circle LLC (4)	Indianapolis, IN	7-Dec-18	21,000	21,000		4.90%	n/a	4.90%
FSP Energy Tower I Corp. (5)	Houston, TX	30-Jun-17	33,000	33,000		6.41%	n/a	6.41%

			$90,300	$79,310

(1)	The interest rate is 30-day LIBOR rate plus the additional rate indicated, otherwise a fixed rate.
(2)	The draw fee is a percentage of each new advance, and is paid at the time of each new draw.
(3)	This revolving line of credit was extended on March 25, 2016.
(4)	This mortgage loan includes an origination fee of $164,000 and an exit fee of $38,000 when repaid by the borrower.
(5)	This mortgage loan includes an annual extension fee of $108,900 paid by the borrower.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $2,450,000 and $2,539,000 for the six months ended June 30, 2016 and 2015, respectively.

Non-consolidated REITs:

The balance sheet data below for 2016 and 2015 includes the 7 and 9 Sponsored REITs the Company held an interest in as of June 30, 2016 and December 31, 2015, respectively.  The operating data below for 2016 and 2015 include the operations of the 9 and 10 Sponsored REITs in which the Company held an interest in during the six months ended June 30, 2016 and 2015, respectively.

Summarized financial information for these Sponsored REITs is as follows:

	June 30,	December 31,
(in thousands)	2016	2015

Balance Sheet Data (unaudited):
Real estate, net	$345,499	$418,959
Other assets	86,854	101,734
Total liabilities	(160,355)	(203,628)
Shareholders’ equity	$271,998	$317,065

	For the Six Months Ended
	June 30,
(in thousands)	2016	2015

Operating Data (unaudited):
Rental revenues	$26,681	$28,174
Other revenues	25	25
Operating and maintenance expenses	(14,497)	(15,266)
Depreciation and amortization	(9,054)	(9,925)
Interest expense	(4,284)	(4,930)
Gain on sale, less applicable income tax	26,397	—
Net income (loss)	$25,268	$(1,922)

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at June 30, 2016) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at June 30, 2016).

Although the interest rate on the BMO Term Loan is variable, the Company is permitted to hedge the base LIBOR interest rate by entering into an interest rate swap agreement.  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, as of June 30, 2016, the effective interest rate on the BMO Term Loan was 3.97% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BMO Term Loan financial covenants as of June 30, 2016.

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

As of June 30, 2016, there were borrowings of $310,000,000 outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.25% over LIBOR at June 30, 2016) or (ii) a margin over the base rate depending on the Company’s credit rating (0.25% over the base rate at June 30, 2016). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating (0.25% at June 30, 2016). The facility fee is assessed against the total amount of the BAML Revolver, or $500,000,000.

Based upon the Company’s credit rating, as of June 30, 2016, the weighted average interest rate on the BAML Revolver was 1.71% per annum and there were borrowings of $310,000,000 outstanding. As of December 31, 2015, the weighted average interest rate on the BAML Revolver was 1.54% per annum and there were borrowings of $290,000,000 outstanding. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the six months ended June 30, 2016 was approximately 1.68% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2015 was approximately 1.44% per annum.

BAML Term Loan Highlights

•	The BAML Term Loan is for $400,000,000.
•	The BAML Term Loan matures on September 27, 2017.
•	On September 27, 2012, the Company drew down the entire $400,000,000 and such amount remains fully advanced and outstanding under the BAML Credit Agreement.

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.45% over LIBOR at June 30, 2016) or (ii) a margin over the base rate depending on the Company’s credit rating (0.45% over the base rate at June 30, 2016).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement. On September 27, 2012, the Company entered into an

ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years, until the September 27, 2017 maturity date.  Accordingly, based upon the Company’s credit rating, as of June 30, 2016, the effective interest rate on the BAML Term Loan was 2.20% per annum.

BAML Credit Facility General Information

The BAML Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The BAML Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BAML Credit Facility financial covenants as of June 30, 2016.

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

The following table summarizes the notional and fair value of our derivative financial instruments at June 30, 2016. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(13,700)
BAML Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$(1,213)

On June 30, 2016, the BMO Interest Rate Swap was reported as a liability at its fair value of approximately $13.7 million and the BAML Interest Rate Swap was reported as a liability at its fair value of approximately $1.2 million.  These are included in other liabilities: derivative liability on the condensed consolidated balance sheet at June 30, 2016.  Offsetting adjustments are reported as unrealized gains or losses on derivative financial instruments in accumulated other comprehensive income of $6.8 million.  During the six months ended June 30, 2016, $2.7 million was reclassified out of other comprehensive income and into interest expense.

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings.  The Company estimates that approximately $4.3 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

The Company’s derivatives are recorded at fair value in other liabilities in the condensed consolidated Balance Sheet and the effective portion of the derivatives’ fair value is recorded to other comprehensive income in the condensed consolidated statements of other comprehensive income (loss) and the ineffective portion of the derivatives’ fair value is recognized directly into earnings as other in the condensed consolidated statements of income.

The interest rate swaps effectively fix the interest rate on the BAML Term Loan and BMO Term Loan, however, there is no floor on the variable interest rate of the swaps whereas the BAML Term Loan and BMO Term Loan are subject to a zero percent floor. As a result there is a mismatch and the ineffective portion of the derivatives’ changes in fair value are recognized directly into earnings.

During the three months ended June 30, 2016, the Company recorded $1.0 million of hedge ineffectiveness in earnings, which is included in other expense in the condensed consolidated statements of income.

In the event that LIBOR is negative, the Company will make payments to the hedge counterparty equal to the spread between LIBOR and zero, which will be included in interest expense in on our Condensed Consolidated Statements of Income.

5.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at June 30, 2016 and 2015, respectively.

6.  Stockholders’ Equity

As of June 30, 2016, the Company had 100,187,405 shares of common stock outstanding.  The Company declared and paid dividends as follows (in thousands, except per share amounts):

	Dividends Per	Total
Quarter Paid	Share	Dividends

First quarter of 2016	$0.19	$19,036
Second quarter of 2016	$0.19	$19,036

First quarter of 2015	$0.19	$19,036
Second quarter of 2015	$0.19	$19,036

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a taxable REIT subsidiary (“TRS”).  In the case of TRSs, the Company’s ownership of securities in all TRSs generally cannot exceed 25% of the value of all of the Company’s assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company’s assets.  FSP Investments LLC and FSP Protective TRS Corp. are the Company’s taxable REIT subsidiaries operating as taxable corporations under the Code.

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

The Company is subject to a business tax known as the Revised Texas Franchise Tax.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax.  The Company recorded a provision for the Revised Texas Franchise Tax of $175,000 and $295,000 for the six months ended June 30, 2016 and 2015, respectively.

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.  The gross amount of NOLs available to the Company was $13,041,000 as of each of June 30, 2016 and December 31, 2015.

Income Tax Expense

The income tax expense reflected in the condensed consolidated statements of income relates primarily to a franchise tax on our Texas properties.  FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties and the tax expenses associated with these activities are reported as Other Taxes in the table below:

	For the Six Months Ended June 30,
(Dollars in thousands)	2016	2015

Revised Texas franchise tax	$175	$295
Other Taxes	34	20
Taxes on income	$209	$315

Taxes on income are a current tax expense.  No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

8.  Dispositions of properties

During the three months ended June 30, 2016, the Company reached a decision to classify its office property located in Federal Way, Washington, as an asset held for sale.  In evaluating the Federal Way, Washington property, management considered various subjective factors, including the time, cost and likelihood of successfully leasing the property, the effect of the property’s results on its unencumbered asset value, which is part of the leverage ratio used to compare to a maximum leverage covenant in the BMO Term Loan and the BAML Credit Facility, future capital costs to upgrade and reposition the multi-tenant property and to lease up the building, recent leasing and economic activity in the local area, and offers to purchase the property.  The Company concluded that selling the property was the more prudent decision and outweighed the potential future benefit of continuing to hold the property.   The property is expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $4.8 million net of applicable income taxes and was classified as an asset held for sale at June 30, 2016.  The Company estimated the fair value of the property, less estimated costs to sell using the offers to purchase the property made by third parties (Level 3 inputs, as there is no active market).

The Company sold an office property located in Maryland Heights, Missouri on April 5, 2016, at a $4.2 million gain.  The Company sold an office property located in Plano, Texas on February 23, 2015 at a $1.5 million gain, an office property located in Eden Prairie, Minnesota on March 31, 2015 at a $9.0 million gain, an office property located in Charlotte, North Carolina on May 13, 2015 at a $0.9 million gain and an office property located in San Jose, California on December 9, 2015 at a $12.3 million gain.

The disposal or planned disposal of the properties does not represent a strategic shift that has a major effect on the Company's operations and financial results.  Accordingly, the properties remain classified within continuing operations for all periods presented.

9.  Subsequent Events

On July 8, 2016, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on August 11, 2016 to stockholders of record on July 22, 2016.

On July 21, 2016, the Company amended the BAML Credit Facility to extend the maturity date applicable to the BAML Term Loan from September 27, 2017 to September 27, 2021, modify certain financial covenants, including specified leverage ratios, and change the definitions of EBITDA, Net Operating Income and certain other measures.  On July 22, 2016, the Company also entered into a forward interest rate swap that fixed the base LIBOR interest rate applicable to the extended term of the BAML Term Loan at 1.12% and amended the BMO Term Loan to conform financial covenants and definitions to the BAML Credit Facility.

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

Approximately 6.9 million square feet, or approximately 72.4% of our total owned portfolio, is located in our top five markets.  From time to time we may dispose of our smaller, suburban office assets and replace them with larger urban infill and central business district office assets located primarily in our top five markets.  As we execute this strategy, short term operating results could be adversely impacted.  However, once complete, we believe that the transformed portfolio has the potential to provide higher profit and asset value growth over a longer period of time.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02).  ASU 2016-02 requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  This new standard is effective for annual periods beginning after 15 December 2018, and interim periods thereafter with early adoption permitted.  The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the condensed consolidated financial statements.

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

Real Estate Operations

Leasing

Our real estate portfolio was approximately 90.1% leased as of June 30, 2016, a decrease from 91.6% as of December 31, 2015.  The 1.5% decrease in leased space was a result of lease expirations and terminations during 2016 that were not leased at June 30, 2016.  As of June 30, 2016, we had 940,000 square feet of vacancy in our portfolio compared to 800,000 square feet of vacancy at December 31, 2015.  During the six months ended June 30, 2016, we leased approximately 599,000 square feet of office space, of which approximately 515,000 square feet were with existing tenants, at a weighted average term of 7.8 years.  On average, tenant improvements for such leases were $19.87 per square foot, lease commissions were $11.34 per square foot and rent concessions were approximately four months of free rent.  Average GAAP base rents under such leases were $27.93 per square foot, or 6.6% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2015.

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

As of June 30, 2016, leases for approximately 4.6% and 8.0% of the square footage in our portfolio are scheduled to expire during 2016 and 2017, respectively.  As the third quarter of 2016 begins, we believe that our property portfolio is well stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants.  We believe that most of our largest property markets are now experiencing generally steady or improving rental conditions.  We anticipate continued positive leasing activity within the portfolio during 2016.

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

Real Estate Acquisition and Investment Activity

During 2016:

•	on January 19, we received approximately $37.5 million from FSP 385 Interlocken Development Corp. as repayment in full of a Sponsored REIT Loan;
•	during the six months ended June 30, we received approximately $1.8 million from FSP Satellite Place Corp., as partial prepayment of a Sponsored REIT Loan;
•	on June 6, we acquired an office property with approximately 325,800 rentable square feet for $82 million located in Minneapolis, Minnesota; and
•	additional potential real estate investment opportunities are actively being explored and we would anticipate further real estate investments in the future.

During 2015:

•	we funded advances on Sponsored REIT Loans for revolving lines of credit in the aggregate amount of approximately $4.0 million;

•	on April 8, we acquired an office property with approximately 442,130 rentable square feet of space for $78.0 million located in the Central Perimeter Submarket of Atlanta, Georgia: and
•	on December 7, we funded a Sponsored REIT Loan consisting of a mortgage loan secured by a property of approximately $21.0 million.

Dispositions of Properties and Asset Held for Sale

During the three months ended June 30, 2016, we reached a decision to classify our office property located in Federal Way, Washington, as an asset held for sale.  In evaluating the Federal Way, Washington property, management considered various subjective factors, including the time, cost and likelihood of successfully leasing the property, the effect of the property’s results on its unencumbered asset value, which is part of the leverage ratio used to compare to a maximum leverage covenant in the BMO Term Loan and the BAML Credit Facility, future capital costs to upgrade and reposition the multi-tenant property and to lease up the building, recent leasing and economic activity in the local area, and offers to purchase the property.  We concluded that selling the property was the more prudent decision and outweighed the potential future benefit of continuing to hold the property.   The property is expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $4.8 million net of applicable income taxes and was classified as an asset held for sale at June 30, 2016.

On April 5, 2016, we sold an office property located in Maryland Heights, Missouri at approximately a $4.2 million gain.  During 2015, we sold an office property located in Plano, Texas on February 23, 2015 at a $1.5 million gain, an office property located in Eden Prairie, Minnesota on March 31, 2015 at a $9.0 million gain, an office property located in Charlotte, North Carolina on May 13, 2015 at a $0.9 million gain and an office property located in San Jose, California on December 9, 2015 at a $12.3 million gain.

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

Results of Operations

The following table shows results for the three months ended June 30, 2016 and 2015:

	Three months ended June 30,
(in thousands)	2016	2015	Change
Revenues:
Rental	$59,453	$58,801	$652
Related party revenue:
Management fees and interest income from loans	1,337	1,412	(75)
Other	17	20	(3)
Total revenues	60,807	60,233	574
Expenses:
Real estate operating expenses	14,929	14,644	285
Real estate taxes and insurance	10,154	9,469	685
Depreciation and amortization	22,352	23,207	(855)
Selling, general and administrative	3,494	3,401	93
Interest	6,417	6,365	52
Total expenses	57,346	57,086	260

Income before interest income, equity in losses of non-consolidated REITs, other, gain (loss) on sale of properties and property held for sale, less applicable income tax and taxes	3,461	3,147	314
Interest income	—	—	—
Equity in losses of non-consolidated REITs	(86)	(38)	(48)
Other	(1,009)	—	(1,009)
Gain (loss) on sale of properties and property held for sale, less applicable income tax	(643)	948	(1,591)

Income before taxes on income	1,723	4,057	(2,334)
Taxes on income	111	154	(43)

Net income	$1,612	$3,903	$(2,291)

Comparison of the three months ended June 30, 2016 to the three months ended June 30, 2015:

Revenues

Total revenues increased by $0.6 million to $60.8 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.  The increase was primarily a result of:

•

An increase in rental revenue of approximately $0.7 million arising primarily from rental revenue for a property we acquired on April 8, 2015 and the acquisition of a property on June 6, 2016, which was partially offset by the loss of revenue from the disposition of three properties in the last fifteen months.  We sold a property on each of May 13, 2015, December 9, 2015 and April 5, 2016. In addition, our leased space decreased slightly to 90.1% at June 30, 2016 compared to 90.6% at June 30, 2015.

Expenses

Total expenses increased by $0.3 million to $57.3 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.  The increase was primarily a result of:

•

An increase in real estate operating expenses and real estate taxes and insurance of approximately $1.0 million, which was attributable to the acquisition of a property we acquired on April 8, 2015 and a property we acquired on June 6, 2016 and was partially offset by the disposition of three properties in the last fifteen months. We sold a property on each of May 13, 2015, December 9, 2015 and April 5, 2016.
•	An increase in selling, general and administrative expenses of $0.1 million as a result of increases in personnel related expenses. We had 39 employees as of June 30, 2016 and 2015.
•

An increase to interest expense of approximately $0.1 million to $6.4 million for the three months ended June 30, 2016 compared to the same period in 2015.  The increase was primarily attributable to higher interest rates during the three months ended June 30, 2016 compared to the same period in 2015.

These increases were partially offset by:

•

A decrease in depreciation and amortization of $0.9 million, which was attributable to the disposition of three properties in the last fifteen months.  We sold a property on each of May 13, 2015, December 9, 2015 and April 5, 2016.  The decrease was partially offset by the acquisition of a property on April 8, 2015 and another property we acquired on June 6, 2016.

Equity in losses of non-consolidated REITs

Equity in losses from non-consolidated REITs increased approximately $48,000 to a loss of $0.1 million during the three months ended June 30, 2016 compared to the same period in 2015.  The increase was primarily because equity in the loss from our preferred stock investment in a Sponsored REIT, FSP 303 East Wacker Drive Corp., which we refer to as East Wacker, increased during the three months ended June 30, 2016 compared to the same period in 2015.

Other

Other expense of $1.0 million for the three months ended June 30, 2016 is attributable to hedge ineffectiveness from our derivatives’ fair value.  The ineffective portion of the derivatives’ fair value are recognized directly into earnings each quarter as hedge ineffectiveness.

Gain on sale of property and provision for loss on property held for sale

During the three months ended June 30, 2016, we reached a decision to classify our office property located in Federal Way, Washington, as an asset held for sale.  The property is expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $4.8 million net of applicable income taxes and was classified as an asset held for sale at June 30, 2016.

During the three months ended June 30, 2016, we sold an office property located in Maryland Heights, Missouri on April 5, 2016, at a $4.2 million gain.  During the three months ended June 30, 2015, we sold an office property located in Charlotte, North Carolina on May 13, 2015 at a $0.9 million gain.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties that decreased $43,000 for the three months ended June 30, 2016, compared to the three months ended June 30, 2015.

Net Income

Net Income for the three months ended June 30, 2016 was $1.6 million compared to $3.9 million for the three months ended June 30, 2015, for the reasons described above.

The following table shows results for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
(in thousands)	2016	2015	Change
Revenues:
Rental	$117,813	$117,814	$(1)
Related party revenue:
Management fees and interest income from loans	2,770	2,885	(115)
Other	37	41	(4)
Total revenues	120,620	120,740	(120)
Expenses:
Real estate operating expenses	30,221	30,000	221
Real estate taxes and insurance	19,304	19,517	(213)
Depreciation and amortization	44,797	45,879	(1,082)
Selling, general and administrative	7,024	7,092	(68)
Interest	12,850	12,552	298
Total expenses	114,196	115,040	(844)

Income before interest income, equity in losses of non-consolidated REITs, other, gain (loss) on sale of properties and property held for sale, less applicable income tax and taxes	6,424	5,700	724
Interest income	—	1	(1)
Equity in losses of non-consolidated REITs	(372)	(360)	(12)
Other	(1,009)	—	(1,009)
Gain (loss) on sale of properties and property held for sale, less applicable income tax	(643)	11,410	(12,053)

Income before taxes on income	4,400	16,751	(12,351)
Taxes on income	209	315	(106)

Net income	$4,191	$16,436	$(12,245)

Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015:

Revenues

Total revenues decreased by $0.1 million to $120.6 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  The decrease was primarily a result of:

•	A decrease in interest income of approximately $0.1 million from loans as a result of loan repayments in the last eighteen months.

Expenses

Total expenses decreased by $0.8 million to $114.2 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.  The decrease was primarily a result of:

•

A decrease in depreciation and amortization of $1.0 million, which was attributable to decreases as a result of the disposition of five properties in the last eighteen months, which was partially offset by the acquisition of a property on April 8, 2015 and another property we acquired on June 6, 2016.

•	A decrease in selling, general and administrative expenses of $0.1 million as a result of lower professional fees. We had 39 employees as of June 30, 2016 and 2015.

These decreases were partially offset by:

•

An increase to interest expense of approximately $0.3 million to $12.8 million for the six months ended June 30, 2016 compared to the same period in 2015.  The increase was primarily attributable to higher interest rates during the six months ended June 30, 2016 compared to the same period in 2015.

Equity in losses of non-consolidated REITs

Equity in losses from non-consolidated REITs increased approximately $12,000 to a loss of $0.4 million during the six months ended June 30, 2016 compared to the same period in 2015.  The increase was primarily because equity in the loss from our preferred stock investment in a Sponsored REIT, FSP 303 East Wacker Drive Corp., which we refer to as East Wacker, increased during the six months ended June 30, 2016 compared to the same period in 2015.

Other

Other expense of $1.0 million for the six months ended June 30, 2016 is attributable to hedge ineffectiveness from our derivatives’ fair value.  The ineffective portion of the derivatives’ fair value are recognized directly into earnings each quarter as hedge ineffectiveness.

Gain on sale of property and provision for loss on property held for sale

During the three months ended June 30, 2016, we reached a decision to classify our office property located in Federal Way, Washington, as an asset held for sale.  The property is expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $4.8 million net of applicable income taxes and was classified as an asset held for sale at June 30, 2016.

During the six months ended June 30, 2016, we sold an office property located in Maryland Heights, Missouri on April 5, 2016, at a $4.2 million gain.  During the six months ended June 30, 2015, we sold an office property located in Plano, Texas on February 23, 2015 at a $1.5 million gain, an office property located in Eden Prairie, Minnesota on March 31, 2015 at a $9.0 million gain and an office property located in Charlotte, North Carolina on May 13, 2015 at a $0.9 million gain.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties that decreased $0.1 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

Net Income

Net Income for the six months ended June 30, 2016 was $4.2 million compared to $16.4 million for the six months ended June 30, 2015, for the reasons described above.

Non-GAAP Financial Measures

During the three months ended June 30, 2016 we changed the definition of FFO and NOI to exclude hedge ineffectiveness, which does not affect any prior period.  Our interest rate swaps effectively fix interest rates on our term loans, however, there is no floor on the variable interest rate of the swaps whereas the current term loans are subject to a zero percent floor. As a result there is a mismatch and the ineffective portion of the derivatives’ changes in fair value are recognized directly into earnings each quarter as hedge ineffectiveness. We believe that FFO and Property NOI excluding hedge ineffectiveness is useful supplemental information regarding our operating performance as it provides a more meaningful and consistent comparison of our operating performance and allows investors to more easily compare our operating results.

During each of the three and six months ended June 30, 2016, we recorded $1.0 million of hedge ineffectiveness in earnings attributable to the zero percent floor mismatch in the hedging relationships.

Funds From Operations

The Company evaluates performance based on Funds From Operations, which we refer to as FFO, as management believes that FFO represents the most accurate measure of activity and is the basis for distributions paid to equity holders.  The Company defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, hedge ineffectiveness and acquisition costs of newly acquired properties that are not capitalized, plus depreciation and amortization, including amortization of acquired above and below market lease intangibles and impairment charges on properties or investments in non-consolidated REITs, and after adjustments to exclude equity in income or losses from, and, to include the proportionate share of FFO from, non-consolidated REITs.

FFO should not be considered as an alternative to net income (determined in accordance with GAAP), nor as an indicator of the Company’s financial performance, nor as an alternative to cash flows from operating activities (determined in accordance with GAAP), nor as a measure of the Company’s liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company’s needs.

Other real estate companies and the National Association of Real Estate Investment Trusts, or NAREIT may define this term in a different manner.  We have included the NAREIT FFO definition as of May 17, 2016 in the table and note that other REITs may not define FFO in accordance with the NAREIT definition or may interpret the current NAREIT definition differently than we do.

We believe that in order to facilitate a clear understanding of the results of the Company, FFO should be examined in connection with net income and cash flows from operating, investing and financing activities in the consolidated financial statements.

The calculations of FFO are shown in the following table:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands):	2016	2015	2016	2015
Net income	$1,612	$3,903	$4,191	$16,436
(Gain) loss on sale of properties and property held for sale, less applicable income tax	643	(948)	643	(11,410)
Equity in losses of non-consolidated REITs	86	38	372	360
FFO from non-consolidated REITs	895	885	1,540	1,486
Depreciation and amortization	22,352	23,168	44,879	45,846
NAREIT FFO	25,588	27,046	51,625	52,718
Hedge ineffectiveness	1,009	—	1,009	—
Acquisition costs of new properties	134	142	134	142

Funds From Operations	$26,731	$27,188	$52,768	$52,860

Net Operating Income (NOI)

The Company provides property performance based on Net Operating Income, which we refer to as NOI.  Management believes that investors are interested in this information.  NOI is a non-GAAP financial measure that the Company defines as net income (the most directly comparable GAAP financial measure) plus selling, general and administrative expenses, depreciation and amortization, including amortization of acquired above and below market lease intangibles and impairment charges, interest expense, less equity in earnings of nonconsolidated REITs, interest income, management fee income, hedge ineffectiveness, gains or losses on the sale of assets and excludes non-property specific income and expenses. The information presented includes footnotes and the data is shown by region with properties owned in both periods, which we call Same Store.  The Comparative Same Store results include properties held for the periods presented and exclude properties that are non-operating, being developed or redeveloped, dispositions and significant nonrecurring income such as bankruptcy settlements and lease termination fees.  NOI, as defined by the Company, may not be comparable to NOI reported by other REITs that define NOI differently. NOI should not be considered an alternative to net income as an indication of our performance or to cash flows as a measure of the Company’s liquidity or its ability to make distributions.  The calculations of NOI are shown in the following table:

Net Operating Income (NOI)*

	Rentable			Six Months			Six Months
	Square Feet	Three Months Ended		Ended	Three Months Ended		Ended	Inc	%
(in thousands)	or RSF	31-Mar-16	30-Jun-16	30-Jun-16	31-Mar-15	30-Jun-15	30-Jun-15	(Dec)	Change
Region
East	1,333	$4,671	$4,604	$9,275	$4,736	$4,648	$9,384	$(109)	(1.2)%
MidWest	1,233	2,958	3,103	6,061	2,915	2,941	5,856	205	3.5%
South	4,026	16,020	16,256	32,276	15,781	15,995	31,776	500	1.6%
West	2,163	8,438	8,591	17,029	7,859	8,221	16,080	949	5.9%
Same Store	8,755	32,087	32,554	64,641	31,291	31,805	63,096	1,545	2.4%

Acquisitions	768	1,180	1,350	2,530	0	1,057	1,057	1,473	2.3%
Property NOI from the continuing portfolio	9,523	33,267	33,904	67,171	31,291	32,862	64,153	3,018	4.7%
Dispositions, Non-Operating, Development or Redevelopment		200	5	205	1,733	1,033	2,766	(2,561)	(4.0)%
Property NOI		$33,467	$33,909	$67,376	$33,024	$33,895	$66,919	$457	0.7%

Same Store		$32,087	$32,554	$64,641	$31,291	$31,805	$63,096	$1,545	2.4%

Less Nonrecurring
Items in NOI (a)		413	586	999	75	81	156	843	(1.3)%

Comparative
Same Store		$31,674	$31,968	$63,642	$31,216	$31,724	$62,940	$702	1.1%

				Six Months			Six Months
		Three months ended		Ended	Three Months Ended		Ended
Reconciliation to Net income		31-Mar-16	30-Jun-16	30-Jun-16	31-Mar-15	30-Jun-15	30-Jun-15
Net Income		$2,579	$1,612	$4,191	$12,533	$3,903	$16,436
Add (deduct):
Gain (loss) on sale of properties and property held for sale, less applicable income taxes		—	643	643	(10,462)	(948)	(11,410)
Hedge ineffectiveness		—	1,009	1,009	—	—	—
Management fee income		(660)	(688)	(1,348)	(643)	(559)	(1,202)
Depreciation and amortization		22,445	22,352	44,797	22,672	23,207	45,879
Amortization of above/below market leases		81	—	81	6	(39)	(33)
Selling, general and administrative		3,530	3,494	7,024	3,691	3,401	7,092
Interest expense		6,433	6,417	12,850	6,187	6,365	12,552
Interest income		(1,279)	(1,171)	(2,450)	(1,262)	(1,278)	(2,540)
Equity in losses of non-consolidated REITs		286	86	372	322	38	360
Non-property specific items, net		52	155	207	(20)	(195)	(215)

Property NOI		$33,467	$33,909	$67,376	$33,024	$33,895	$66,919

(a)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the six months ending June 30, 2016 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	June 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2016 (a)	Square Feet (b)

Forest Park	Charlotte	NC	1999	62,212	62,212	100.0%	$13.96
Meadow Point	Chantilly	VA	1999	138,368	138,368	100.0%	27.10
Innsbrook	Glen Allen	VA	1999	298,456	298,456	100.0%	19.14
East Baltimore	Baltimore	MD	1989	325,445	274,155	84.2%	23.32
Loudoun Tech Center	Dulles	VA	1999	136,658	125,766	92.0%	18.83
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	38.70
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	35.22
East total				1,332,139	1,269,957	95.3%	25.63
Northwest Point	Elk Grove Village	IL	1999	176,848	176,848	100.0%	23.05
909 Davis Street	Evanston	IL	2002	194,980	167,644	86.0%	31.99
River Crossing	Indianapolis	IN	1998	205,059	186,583	91.0%	19.99
Timberlake	Chesterfield	MO	1999	234,023	222,486	95.1%	23.33
Timberlake East	Chesterfield	MO	2000	116,197	80,745	69.5%	24.66
121 South 8th Street	Minneapolis	MN	1974	305,990	172,028	56.2%	20.21
Plaza Seven	Minneapolis	MN		326,068	247,910	76.0%	31.05
Midwest total				1,559,165	1,254,243	80.4%	25.13
Blue Lagoon Drive	Miami	FL	2002	212,619	212,619	100.0%	22.53
One Overton Place	Atlanta	GA	2002	387,267	331,229	85.5%	24.63
Park Ten	Houston	TX	1999	157,460	99,357	63.1%	30.87
Addison Circle	Addison	TX	1999	289,755	270,863	93.5%	26.85
Collins Crossing	Richardson	TX	1999	300,887	300,887	100.0%	24.68
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	29.36

The information presented below provides the weighted average GAAP rent per square foot for the six months ending June 30, 2016 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	June 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2016 (a)	Square Feet (b)

Park Ten Phase II	Houston	TX	2006	156,746	156,746	100.0%	$31.11
Liberty Plaza	Addison	TX	1985	218,934	173,921	79.4%	20.97
Legacy Tennyson Center	Plano	TX	1999/2008	202,600	202,600	100.0%	16.88
One Legacy Circle	Plano	TX	2008	214,110	213,403	99.7%	33.74
One Ravinia Drive	Atlanta	GA	1985	386,603	366,538	94.8%	23.06
Two Ravinia Drive	Atlanta	GA	1987	442,130	350,476	79.3%	25.75
Westchase I & II	Houston	TX	1983/2008	629,025	535,929	85.2%	32.17
999 Peachtree	Atlanta	GA	1987	621,946	591,408	95.1%	29.88
South Total				4,468,481	4,054,378	90.7%	27.02
380 Interlocken	Broomfield	CO	2000	240,185	228,632	95.2%	29.44
1999 Broadway	Denver	CO	1986	676,379	553,819	81.9%	31.78
1001 17th Street	Denver	CO	1977/2006	655,420	565,562	86.3%	35.05
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	24.32
390 Interlocken	Broomfield	CO	2002	241,751	199,783	82.6%	28.31
Hillview Center	Milpitas	CA	1984	36,288	36,288	100.0%	16.23
Federal Way	Federal Way	WA	1982	117,010	72,967	62.4%	19.07
West Total				2,163,269	1,853,288	85.7%	30.52

Grand Total				9,523,054	8,431,866	88.5%	$27.30

(a)	Based on weighted occupied square feet for the six months ended June 30, 2016, including month-to-month tenants, divided by the Property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the six months ended June 30, 2016 per weighted occupied square foot.

Liquidity and Capital Resources

Cash and cash equivalents were $7.5 million and $18.2 million at June 30, 2016 and December 31, 2015, respectively. The decrease of $10.7 million is attributable to $32.3 million provided by operating activities less $24.9 million used by investing activities, less $18.1 million used in financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $32.3 million is primarily attributable to net income of $4.2 million excluding a gain on sale of a property of $4.2 million and provision for loss on a property held for sale of $4.8, plus the add-back of $45.4 million of non-cash expenses.  These increases were partially offset by a $9.2 million decrease in accounts payable and accrued expenses, $6.9 million in payments of deferred leasing commissions, a $1.0 million increase in prepaid expenses and other assets, a $0.4 million increase in tenant rent receivables, a $0.3 million increase in lease acquisition costs and a $0.1 million decrease in tenant security deposits.

Investing Activities

Our cash used by investing activities for the six months ended June 30, 2016 of $24.9 million is primarily attributable to the cost of a property acquired on June 6, 2016 of $73.8 million and purchases of other real estate assets and office equipment investments and office equipment of approximately $10.9 million.  These uses were partially offset by repayments received from related party mortgage receivables of $39.3 million, proceeds received from the sale of a property on April 5, 2016 of $20.1 million and distributions received from non-consolidated REITs of $0.4 million.

Financing Activities

Our cash used by financing activities for the six months ended June 30, 2016 of $18.1 million is primarily attributable to distributions paid to stockholders of $38.1million, less net borrowings on the BAML Revolver (as defined below) of $20.0 million.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at June 30, 2016) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at June 30, 2016).

Although the interest rate on the BMO Term Loan is variable, the Company is permitted to hedge the base LIBOR interest rate by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, as of June 30, 2016, the effective interest rate on the BMO Term Loan was 3.97% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BMO Term Loan financial covenants as of June 30, 2016.

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

As of June 30, 2016, there were borrowings of $310,000,000 outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.25% over LIBOR at June 30, 2016) or (ii) a margin over the base rate depending on the Company’s credit rating (0.25% over the base rate at June 30, 2016). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating (0.25% at June 30, 2016). The facility fee is assessed against the total amount of the BAML Revolver, or $500,000,000.

Based upon the Company’s credit rating, as of June 30, 2016, the weighted average interest rate on the BAML Revolver was 1.71% per annum and there were borrowings of $310,000,000 outstanding.  As of December 31, 2015, the weighted average interest rate on the BAML Revolver was 1.54% per annum and there were borrowings of $290,000,000 outstanding.   The weighted average interest rate on all amounts outstanding on the BAML Revolver during the six months ended June 30, 2016 was approximately 1.68% per annum.  The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2015 was approximately 1.44% per annum.

BAML Term Loan Highlights

•	The BAML Term Loan is for $400,000,000.
•	The BAML Term Loan matures on September 27, 2017.

•	On September 27, 2012, the Company drew down the entire $400,000,000 and such amount remains fully advanced and outstanding under the BAML Credit Agreement.

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.45% over LIBOR at June 30, 2016) or (ii) a margin over the base rate depending on the Company’s credit rating (0.45% over the base rate at June 30, 2016). The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating.

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement.  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years, until the September 27, 2017 maturity date.  Accordingly, based upon the Company’s credit rating, as of June 30, 2016, the effective interest rate on the BAML Term Loan was 2.20% per annum.

On July 21, 2016, the Company amended the BAML Credit Facility to extend the maturity date applicable to the BAML Term Loan from September 27, 2017 to September 27, 2021, modify certain financial covenants, including specified leverage ratios, and change the definitions of EBITDA, Net Operating Income and certain other measures.  On July 22, 2016, the Company also entered into a forward interest rate swap that fixed the base LIBOR interest rate applicable to the extended term of the BAML Term Loan at 1.12% and amended the BMO Term Loan to conform financial covenants and definitions to the BAML Credit Facility.

BAML Credit Facility General Information

The BAML Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The BAML Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BAML Credit Facility financial covenants as of June 30, 2016.

The Company may use the proceeds of the loans under the BAML Credit Agreement to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BAML Credit Agreement.

Equity Securities

As of June 30, 2016, we had an automatic shelf registration statement on Form S-3 on file with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our debt securities, common stock, preferred stock or depository shares.  From time to time, we expect to issue debt securities, common stock, preferred stock or depository shares under our existing automatic shelf registration statements or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of June 30, 2016, we were committed to fund up to $90.3 million to four Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $79.3 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Loans to Sponsored REITs

Sponsored REIT Loans

From time to time we may make secured loans (“Sponsored REIT Loans”) to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  We anticipate that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years.  Except for two mortgage loans which bears interest at a fixed rate, advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and also require a 50 basis point draw fee.

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

Additional information about our Sponsored REIT Loans outstanding as of June 30, 2016, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-Consolidated Entities, Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  The rental income exceeded the expenses for each individual property, with the exception of one property located in Chesterfield, Missouri for the three and six months ended June 30, 2015, and one property located in Minneapolis, Minnesota for the three and six months ended June 30, 2016.

Our property located in Chesterfield, Missouri has approximately 116,000 square feet of rentable space and was approximately 43.7% and 96.2% leased as of June 30, 2015 and December 31, 2015, respectively.  In January 2015, two tenants with leases for an aggregate of 99,000 square feet of rentable space vacated the property.  During 2015, we signed leases with two new tenants.  As of December 31, 2015, tenants occupied approximately 50,000 square feet of rentable space at the property and we had entered into a lease for 62,000 square feet of rentable space, but such lease had not yet commenced.  As a result of the vacancy during 2015, the rental revenue from the property did not cover operating expenses for the three and six months ended June 30, 2015.  The property generated rental income of $178,000 and had operating expenses of $266,000 for the three months ended June 30, 2015.  The property generated rental income of $256,000 and had operating expenses of $523,000 for the six months ended June 30, 2015.

Our property located in Minneapolis, Minnesota has approximately 170,000 square feet of rentable space and became vacant in January 2016.  During the first quarter of 2016, we evaluated development and redevelopment opportunities at the property.  On March 31, 2016, we commenced a redevelopment plan for the property.  As a result of the vacancy, we had no rental income and had operating expenses of $25,000 and $259,000 during the three and six months ended June 30, 2016, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  As of June 30, 2016 and December 31, 2015, if market rates on our outstanding borrowings under our BAML Revolver increased by 10% at maturity, or approximately 17 and 17 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.5 million and $0.5 million annually, respectively.  Based upon our credit rating, the interest rate on our borrowings on the BAML Revolver as of June 30, 2016 was LIBOR plus 125 basis points, or 1.72% per annum.  We do not believe that the interest rate risk represented by borrowings under our BAML Revolver is material as of June 30, 2016.

Although the interest rates on the BMO Term Loan and the BAML Credit Facility are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BAML Term Loan by entering into interest rate swap agreements.  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years (the “BMO Interest Rate Swap”).  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years (the “BAML Interest Rate Swap”).  Accordingly, based upon our credit rating, as of June 30, 2016, the interest rate on the BMO Term Loan was 3.97% per annum and the interest rate on the BAML Term Loan was 2.20% per annum.  The fair value of the BMO Interest Rate Swap and the BAML Interest Rate Swap is affected by changes in market interest rates.  We believe that we have mitigated interest rate risk with respect to the BMO Term Loan through the BMO Interest Rate Swap for the seven year term of the BMO Term Loan.  We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the BAML Interest Rate Swap for the five year term of the BAML Term Loan. The BMO Interest Rate Swap and the BAML Interest Rate Swap were our only derivative instruments as of June 30, 2016.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BMO Term Loan and our BAML Term Loan as of June 30, 2016 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(13,700)
BAML Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$(1,213)

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

The company’s derivatives are recorded at fair value in other liabilities in the condensed consolidated Balance Sheet and the effective portion of the derivatives’ fair value is recorded to other comprehensive income in the condensed consolidated statements of other comprehensive income (loss) and the ineffective portion of the derivatives’ fair value is recognized directly into earnings as other in the condensed consolidated statements of income.

The interest rate swaps effectively fix the interest rate on the BAML Term Loan and BMO Term Loan, however, there is no floor on the variable interest rate of the swap whereas the current BAML Term Loan and BMO Term Loan are subject to a zero percent floor. As a result there is a mismatch and the ineffective portion of the derivatives’ changes in fair value are recognized directly into earnings.

During the three months ended June 30, 2016, we recorded $1.0 million of hedge ineffectiveness in earnings, which is included in other expense in the condensed consolidated statements of income.

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

We borrow from time-to-time under the BAML Revolver.  These borrowings bear interest at either (i) a rate equal to LIBOR plus 87.5 to 165 basis points depending on our credit rating at the time of the borrowing (LIBOR plus 125 basis points, or 1.72% at June 30, 2016) or (ii) a rate equal to the bank’s base rate plus up to 65 basis points depending on our credit rating at the time of the borrowing (the bank’s base rate plus 25 basis points, or 3.75% at June 30, 2016).  There were borrowings totaling $310 million and $290 million on the BAML Revolver as of June 30, 2016 and December 31, 2015, respectively.  The weighted average interest rate on all amounts outstanding on the BAML Revolver during the six months ended June 30, 2016 and year ended December 31, 2015 were approximately 1.68% and 1.54% per annum, respectively.  We have drawn on the BAML Revolver, and intend to draw on the BAML Revolver in the future for a variety of corporate purposes, including the funding of Sponsored REIT Loans and the acquisition of properties that we acquire directly for our portfolio.  Information about our Sponsored REIT Loans as of June 30, 2016 is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-consolidated Entities, Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

The following table presents as of June 30, 2016, our contractual variable rate borrowings under our BAML Revolver, which matures on October 29, 2018, under our BAML Term Loan, which matures on September 27, 2017 and under our BMO Term Loan, which matures on August 26, 2020.  Under the BAML Revolver, we have the right to extend the initial maturity date by an additional 12 months, or until October 29, 2019, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2016	2017	2018	2019	2020	Thereafter
BAML Revolver	$310,000	$—	$—	$310,000	$—	$—	$—
BAML Term Loan	400,000	—	400,000	—	—	—	—
BMO Term Loan	220,000	—	—	—	—	220,000	—
Total	$930,000	$—	$400,000	$310,000	$—	$220,000	$—

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

As of June 30, 2016, there have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2015 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: July 26, 2016	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: July 26, 2016	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Condensed Consolidated Financial Statements.

Footnotes	Description

(1)	Incorporated by reference to FSP Corp.’s Form 8-A, filed on April 5, 2005 (File No. 001-32470).

(2)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 15, 2013 (File No. 001-32470).

*	Filed herewith.