Form 10-Q
period 2016-09-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2016-10-25
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016.

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

The number of shares of common stock outstanding as of October 21, 2016 was 107,231,155.

Franklin Street Properties Corp.
Form 10-Q

Quarterly Report
September 30, 2016

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Franklin Street Properties Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share and par value amounts)	2016	2015
Assets:
Real estate assets:
Land	$177,505	$170,021
Buildings and improvements	1,713,296	1,637,066
Fixtures and equipment	3,205	2,528
	1,894,006	1,809,615
Less accumulated depreciation	326,485	299,991
Real estate assets, net	1,567,521	1,509,624
Acquired real estate leases, less accumulated amortization of $116,206 and $112,844, respectively	102,226	108,046
Investment in non-consolidated REITs	75,761	77,019
Asset held for sale	8,893	—
Cash and cash equivalents	13,372	18,163
Restricted cash	48	23
Tenant rent receivables, less allowance for doubtful accounts of $200 and $130, respectively	3,331	2,898
Straight-line rent receivable, less allowance for doubtful accounts of $50 and $50, respectively	50,742	48,502
Prepaid expenses and other assets	6,460	5,484
Related party mortgage loan receivables	79,045	118,641
Other assets: derivative asset	—	1,132
Office computers and furniture, net of accumulated depreciation of $1,496 and $1,333, respectively	370	484
Deferred leasing commissions, net of accumulated amortization of $20,853 and $20,002, respectively	32,676	28,999
Total assets	$1,940,445	$1,919,015

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$278,000	$290,000
Term loans payable, less unamortized financing costs of $4,364 and $2,353, respectively	615,636	617,647
Accounts payable and accrued expenses	53,964	49,489
Accrued compensation	3,238	3,726
Tenant security deposits	4,719	4,829
Other liabilities: derivative liabilities	12,651	8,243
Acquired unfavorable real estate leases, less accumulated amortization of $9,997 and $9,368, respectively	9,289	9,425
Total liabilities	977,497	983,359

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 107,231,155 and 100,187,405 shares issued and outstanding, respectively	11	10
Additional paid-in capital	1,356,457	1,273,556
Accumulated other comprehensive loss	(12,263)	(7,111)
Accumulated distributions in excess of accumulated earnings	(381,257)	(330,799)
Total stockholders’ equity	962,948	935,656
Total liabilities and stockholders’ equity	$1,940,445	$1,919,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015

Revenues:
Rental	$61,925	$60,386	$179,738	$178,200
Related party revenue:
Management fees and interest income from loans	1,338	1,470	4,108	4,355
Other	17	21	54	62
Total revenues	63,280	61,877	183,900	182,617
Expenses:
Real estate operating expenses	16,905	15,951	47,126	45,951
Real estate taxes and insurance	10,218	9,941	29,522	29,458
Depreciation and amortization	23,298	22,911	68,095	68,790
Selling, general and administrative	3,419	3,071	10,443	10,163
Interest	6,767	6,425	19,617	18,977
Total expenses	60,607	58,299	174,803	173,339

Income before interest income, equity in losses of non-consolidated REITs, other, gain (loss) on sale of properties and property held for sale, less applicable income tax and taxes	2,673	3,578	9,097	9,278
Interest income	—	—	—	1
Equity in losses of non-consolidated REITs	(196)	(284)	(568)	(644)
Other	621	—	(388)	—
Gain (loss) on sale of properties and property held for sale, less applicable income tax	(523)	1	(1,166)	11,411

Income before taxes on income	2,575	3,295	6,975	20,046
Taxes on income	117	129	326	444

Net income	$2,458	$3,166	$6,649	$19,602

Weighted average number of shares outstanding, basic and diluted	103,709	100,187	101,370	100,187

Net income per share, basic and diluted	$0.02	$0.03	$0.07	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Other Comprehensive Income (Loss)

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

Net income	$2,458	$3,166	$6,649	$19,602

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	1,641	(5,382)	(5,151)	(7,848)

Total other comprehensive income (loss)	1,641	(5,382)	(5,151)	(7,848)

Comprehensive income (loss)	$4,099	$(2,216)	$1,498	$11,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$6,649	$19,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	69,750	70,340
Amortization of above market lease	(104)	(96)
Hedge ineffectiveness	388	—
Gain (loss) on sale of properties and property held for sale, less applicable income tax	1,166	(11,411)
Equity in losses of non-consolidated REITs	568	644
Increase (decrease) in allowance for doubtful accounts	70	(125)
Changes in operating assets and liabilities:
Restricted cash	(25)	708
Tenant rent receivables	(503)	1,310
Straight-line rents	(2,094)	(1,573)
Lease acquisition costs	(679)	(463)
Prepaid expenses and other assets	(1,667)	(997)
Accounts payable, accrued expenses and other items	1,478	(603)
Accrued compensation	(488)	(522)
Tenant security deposits	(110)	101
Payment of deferred leasing commissions	(9,147)	(4,254)
Net cash provided by operating activities	65,252	72,661
Cash flows from investing activities:
Property acquisitions	(100,302)	(66,104)
Property improvements, fixtures and equipment	(22,097)	(15,005)
Acquired real estate leases	(18,873)	(10,604)
Distributions in excess of earnings from non-consolidated REITs	691	81
Repayment of related party mortgage receivable	39,596	—
Proceeds received on sales of real estate assets	20,058	55,659
Net cash used in investing activities	(80,927)	(35,973)
Cash flows from financing activities:
Distributions to stockholders	(57,108)	(57,107)
Proceeds from equity offering	83,511	—
Offering costs	(544)	—
Borrowings under bank note payable	155,000	95,000
Repayments of bank note payable	(167,000)	(63,000)
Deferred financing costs	(2,975)	—
Net cash provided by (used in) financing activities	10,884	(25,107)
Net increase (decrease) in cash and cash equivalents	(4,791)	11,581
Cash and cash equivalents, beginning of year	18,163	7,519
Cash and cash equivalents, end of period	$13,372	$19,100

Non-cash investing and financing activities:
Accrued costs for purchases of real estate assets	$6,143	$1,994
Accrued offering costs	65	—

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

As of September 30, 2016, the Company owned and operated a portfolio of real estate consisting of 36 operating properties, one property that is in redevelopment and seven managed Sponsored REITs; and held five promissory notes secured by mortgages on real estate owned by Sponsored REITs, including two mortgage loans and three revolving lines of credit.  From time-to-time, the Company may acquire, develop or redevelop real estate, make additional secured loans or acquire a Sponsored REIT.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s number of operating properties and rentable square feet of real estate.  In January 2016, the Company classified one property as a redevelopment, which is excluded as of September 30, 2016.

	As of September 30,
	2016	2015
Commercial real estate:
Number of properties	36	36
Rentable square feet	9,683,846	9,640,904

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016 or for any other period.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02).  ASU 2016-02 requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  This new standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter with early adoption permitted.  The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the condensed consolidated financial statements.

Reclassification

Certain amounts from the 2015 financial statements have been reclassified to conform to the 2016 presentation. The reclassification was related primarily to conform to ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  This new standard was effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application.  Approximately $2.4 million of debt issuance costs were reclassified from other assets to contra term loans on the balance sheet at December 31, 2015. There was no change to net income for any period presented as a result of this reclassification.

2.  Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At September 30, 2016 and December 31, 2015, the Company held a common stock interest in seven and nine Sponsored REITs, respectively.  The Company holds a non-controlling preferred stock investment in two of these Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

During the year ended December 31, 2015, a property owned by a Sponsored REIT was sold and, thereafter, liquidating distributions to its preferred shareholders were declared and issued.

During the nine months ended September 30, 2016, two properties owned by two Sponsored REITs, FSP 385 Interlocken Development Corp. (“385 Interlocken”) and FSP Lakeside Crossing II LLC (“Lakeside II”), were sold and, thereafter, liquidating distributions to their preferred shareholders were declared and issued.  The Company had previously made a secured construction loan to 385 Interlocken, which loan in the outstanding principal amount of $37,541,000 was repaid in its entirety from the proceeds of the sale.

Equity in losses of investment in non-consolidated REITs:

The following table includes equity in losses of investments in non-consolidated REITs

	Nine Months Ended September 30,
(in thousands)	2016	2015

Equity in losses of East Wacker	444	563
Equity in losses of Grand Boulevard	124	81
	$568	$644

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

The Company recorded distributions of $691,000 and $81,000 from non-consolidated REITs during the nine months ended September 30, 2016 and 2015, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $474,000 and $523,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

The following is a summary of the Sponsored REIT Loans outstanding as of September 30, 2016:

			Maximum	Amount				Interest
(dollars in thousands)		Maturity	Amount	Drawn at	Interest		Draw	Rate at
Sponsored REIT	Location	Date	of Loan	30-Sep-16	Rate (1)		Fee (2)	30-Sep-16

Secured revolving lines of credit
FSP Satellite Place Corp.	Duluth, GA	31-Mar-17	$5,500	$3,445	L+	4.4%	0.5%	4.92%
FSP 1441 Main Street Corp. (3)	Columbia, SC	31-Mar-17	10,800	9,000	L+	4.4%	0.5%	4.92%
FSP Energy Tower I Corp.	Houston, TX	30-Jun-17	20,000	12,600	L+	5.0%	0.5%	5.52%

Mortgage loan secured by property
FSP Monument Circle LLC (4)	Indianapolis, IN	7-Dec-18	21,000	21,000		4.90%	n/a	4.90%
FSP Energy Tower I Corp. (5)	Houston, TX	30-Jun-17	33,000	33,000		6.41%	n/a	6.41%

			$90,300	$79,045

(1)	The interest rate is 30-day LIBOR rate plus the additional rate indicated, otherwise a fixed rate.
(2)	The draw fee is a percentage of each new advance, and is paid at the time of each new draw.
(3)	This revolving line of credit was extended on March 25, 2016.
(4)	This mortgage loan includes an origination fee of $164,000 and an exit fee of $38,000 when repaid by the borrower.
(5)	This mortgage loan includes an annual extension fee of $108,900 paid by the borrower.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $3,634,000 and $3,833,000 for the nine months ended September 30, 2016 and 2015, respectively.

Non-consolidated REITs:

The balance sheet data below for 2016 and 2015 includes the 7 and 9 Sponsored REITs the Company held an interest in as of September 30, 2016 and December 31, 2015, respectively.  The operating data below for 2016 and 2015 include the operations of the 9 and 10 Sponsored REITs in which the Company held an interest in during the nine months ended September 30, 2016 and 2015, respectively.

Summarized financial information for these Sponsored REITs is as follows:

	September 30,	December 31,
(in thousands)	2016	2015

Balance Sheet Data (unaudited):
Real estate, net	$342,977	$418,959
Other assets	86,593	101,734
Total liabilities	(159,977)	(203,628)
Shareholders’ equity	$269,593	$317,065

	For the Nine Months Ended
	September 30,
(in thousands)	2016	2015

Operating Data (unaudited):
Rental revenues	$40,453	$42,889
Other revenues	36	22
Operating and maintenance expenses	(21,892)	(23,695)
Depreciation and amortization	(13,663)	(15,029)
Interest expense	(6,380)	(7,411)
Gain on sale, less applicable income tax	26,397	—
Net income (loss)	$24,951	$(3,224)

3.  Bank Note Payable and Term Note Payable

BMO Term Loan

On July 21, 2016, the Company entered into a First Amendment (the “BMO First Amendment”) to the Amended and Restated Credit Agreement dated October 29, 2014 (among the Company, the lending institutions party thereto and Bank f Montreal, as administrative agent ( as amended by the BMO First Amendment, the “BMO Credit Agreement”). The BMO Credit Agreement provides for a single, unsecured term loan borrowing in the amount of $220,000,000 (the “BMO Term Loan”) that remains fully advanced and outstanding. The BMO Term Loan matures on August 26, 2020. The BMO Credit Agreement also includes an accordion feature that allows up to $50,000,000 of additional loans, subject to receipt of lender commitments and satisfaction of certain customary conditions.

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at September 30, 2016) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at September 30, 2016).

Although the interest rate on the BMO Term Loan is variable, the Company fixed the base LIBOR interest rate by entering into an interest rate swap agreement.  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, as of September 30, 2016, the effective interest rate on the BMO Term Loan was 3.97% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BMO Term Loan financial covenants as of September 30, 2016.

The Company may use the proceeds of the loans under the BMO Credit Agreement to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BMO Credit Agreement.

BAML Credit Facility

On July 21, 2016, the Company entered into a First Amendment (the “BAML First Amendment”) to the Second Amended and Restated Credit Agreement dated October 29, 2014 among the Company, the lending institutions party thereto and Bank of America, N.A., as administrative agent, L/C Issuer and Swing Line Lender (as amended by the BAML First Amendment, the “BAML Credit Facility”) that continued an existing unsecured revolving line of credit (the “BAML Revolver”) and extended the maturity of a term loan (the “BAML Term Loan”).

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

•

The BAML Credit Facility includes an accordion feature that allows for an aggregate amount of up to $350,000,000 of additional borrowing capacity applicable to the BAML Revolver and/or the BAML Term Loan subject to receipt of lender commitments and satisfaction of certain customary conditions.

As of September 30, 2016, there were borrowings of $278,000,000 outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.25% over LIBOR at September 30, 2016) or (ii) a margin over the base rate depending on the Company’s credit rating (0.25% over the base rate at September 30, 2016). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating (0.25% at September 30, 2016). The facility fee is assessed against the total amount of the BAML Revolver, or $500,000,000.

Based upon the Company’s credit rating, as of September 30, 2016, the weighted average interest rate on the BAML Revolver was 1.77% per annum. As of December 31, 2015, the weighted average interest rate on the BAML Revolver was 1.54% per annum and there were borrowings of $290,000,000 outstanding. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the nine months ended September 30, 2016 was approximately 1.70% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2015 was approximately 1.44% per annum.

BAML Term Loan Highlights

•	The BAML Term Loan is for $400,000,000.
•	The BAML Term Loan matures on September 27, 2021.
•

The BAML Credit Facility includes an accordion feature that allows for an aggregate amount of up to $350,000,000 of additional borrowing capacity applicable to the BAML Revolver and/or the BAML Term Loan, subject to receipt of lender commitments and satisfaction of certain customary conditions.

•	On September 27, 2012, the Company drew down the entire $400,000,000 and such amount remains fully advanced and outstanding under the BAML Credit Facility.

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.45% over LIBOR at September 30, 2016) or (ii) a margin over the base rate depending on the Company’s credit rating (0.45% over the base rate at September 30, 2016).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement. On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum until September 27, 2017.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per anum for the period beginning on September 27, 2017 and ending on September 27, 2021.  Accordingly, based upon the Company’s credit rating, as of September 30, 2016, the effective interest rate on the BAML Term Loan was 2.20% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.  The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BAML Credit Facility financial covenants as of September 30, 2016.

The Company may use the proceeds of the loans under the BAML Credit Facility to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BAML Credit Facility.

4.  Financial Instruments: Derivatives and Hedging

On July 22, 2016, the Company fixed the interest rate for the period beginning on September 27, 2017 and ending on September 27, 2021 on the BAML Term Loan with an interest rate swap agreement (the “2017 Interest Rate Swap”), on August 26, 2013, the Company fixed the interest rate until August 26, 2020 on the BMO Term Loan with an interest rate swap agreement (the “BMO Interest Rate Swap”), and on September 27, 2012, the Company fixed the interest rate on the BAML Term Loan until September 27, 2017 with an interest rate swap agreement (the “BAML Interest Rate Swap”). The variable rates that were fixed under the BMO Interest Rate Swap, the BAML Interest Rate Swap and the 2017 Interest Rate Swap are described in Note 3.

The BMO Interest Rate Swap, the BAML Interest Rate Swap and the 2017 Interest Rate Swap qualify as cash flow hedges and have been recognized on the consolidated balance sheet at fair value.  If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings, which may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

The following table summarizes the notional and fair value of our derivative financial instruments at September 30, 2016. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(11,589)
BAML Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$(269)
2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$(793)

On September 30, 2016, the BMO Interest Rate Swap was reported as a liability at its fair value of approximately $11.6. million, the BAML Interest Rate Swap was reported as a liability at its fair value of approximately $0.3 million and the 2017 Interest Rate Swap was reported as a liability at its fair value of approximately $0.8 million.  These are included in other liabilities: derivative liability on the condensed consolidated balance sheet at September 30, 2016.  Offsetting adjustments are reported as unrealized gains or losses on derivative financial instruments in accumulated other comprehensive income of $5.1 million.  During the nine months ended September 30, 2016, $4.0 million was reclassified out of other comprehensive income and into interest expense.

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings.  The Company estimates that approximately $3.2 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

During the three and nine months ended September 30, 2016, the Company recorded ($0.6) million and $0.4 million, respectively, of hedge ineffectiveness in earnings, which is included in other expense in the condensed consolidated statements of income.

In the event that LIBOR is negative, the Company will make payments to the hedge counterparty equal to the spread between LIBOR and zero, which will be included in interest expense in on our Condensed Consolidated Statements of Income.

5.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at September 30, 2016 and 2015, respectively.

6.  Stockholders’ Equity

On August 16, 2016, the Company completed an underwritten public offering of 7,043,750 shares of its common stock (including 918,750 shares issued as a result of the full exercise of an overallotment option by the underwriter) at a price to the public of $12.35 per share. The proceeds from this public offering, net of underwriter discounts and offering costs, totaled approximately $82.9 million.

As of September 30, 2016, the Company had 107,231,155 shares of common stock outstanding.  The Company declared and paid dividends as follows (in thousands, except per share amounts):

	Dividends Per	Total
Quarter Paid	Share	Dividends

First quarter of 2016	$0.19	$19,036
Second quarter of 2016	$0.19	$19,036
Third quarter of 2016	$0.19	$19,036

First quarter of 2015	$0.19	$19,036
Second quarter of 2015	$0.19	$19,036
Third quarter of 2015	$0.19	$19,036

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

The Company adopted an accounting pronouncement related to uncertainty in income taxes effective January 1, 2007, which did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption.  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption.  The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2013 and thereafter.

The Company is subject to a business tax known as the Revised Texas Franchise Tax.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax.  The Company recorded a provision for the Revised Texas Franchise Tax of $261,000 and $416,000 for the nine months ended September 30, 2016 and 2015, respectively.

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.  The gross amount of NOLs available to the Company was $13,041,000 as of each of September 30, 2016 and December 31, 2015.

Income Tax Expense

The income tax expense reflected in the condensed consolidated statements of income relates primarily to a franchise tax on our Texas properties.  FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties and the tax expenses associated with these activities are reported as Other Taxes in the table below:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2016	2015

Revised Texas franchise tax	$261	$416
Other Taxes	65	28
Taxes on income	$326	$444

Taxes on income are a current tax expense.  No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

8.  Dispositions of properties

During the three months ended June 30, 2016, the Company reached a decision to classify its office property located in Federal Way, Washington, as an asset held for sale.  In evaluating the Federal Way, Washington property, management considered various subjective factors, including the time, cost and likelihood of successfully leasing the property, the effect of the property’s results on its unencumbered asset value, which is part of the leverage ratio used to compare to a maximum leverage covenant in the BMO Term Loan and the BAML Credit Facility, future capital costs to upgrade and reposition the multi-tenant property and to lease up the building, recent leasing and economic activity in the local area, and offers to purchase the property.  The Company concluded that selling the property was the more prudent decision and outweighed the potential future benefit of continuing to hold the property.   The property is expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $0.5 million and $5.3 million for the three and nine months ended September 30, 2016, net of applicable income taxes and was classified as an asset held for sale at September 30, 2016.  The Company estimated the fair value of the property, less estimated costs to sell using the offers to purchase the property made by third parties (Level 3 inputs, as there is no active market).

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

9.  Subsequent Events

On October 7, 2016, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on November 10, 2016 to stockholders of record on October 21, 2016.

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

Overview

We are a real estate investment trust, or REIT, focused on commercial real estate investments in office markets throughout the United States. Our principal revenue sources from our real estate operations include rental income from real estate leasing, interest income from secured loans made on office properties, property dispositions and fee income from asset/property management and development.  Our current strategy is to invest in select urban infill and central business district properties, with primary emphasis on our top five markets of Atlanta, Dallas, Denver, Houston and Minneapolis.  We believe that our top five markets have macro-economic drivers that have the potential to increase occupancies and rents.  We will also monitor other markets for opportunistic investments.   We seek value-oriented investments with an eye towards long-term growth and appreciation, as well as current income.

As of September 30, 2016, approximately 7.1 million square feet, or approximately 72.9% of our total owned portfolio, was located in our top five markets.  From time to time we may dispose of our smaller, suburban office assets and replace them with larger urban infill and central business district office assets located primarily in our top five markets.  As we execute this strategy, short term operating results could be adversely impacted.  However, we believe that the transformed portfolio has the potential to provide higher profit and asset value growth over a longer period of time.

The main factor that affects our real estate operations is the broad economic market conditions in the United States.  These market conditions affect the occupancy levels and the rent levels on both a national and local level.  We have no influence on broader economic/market conditions.  We look to acquire and/or develop quality properties in established, growth-oriented locations in order to lessen the impact of downturns in the market and to take advantage of upturns when they occur.

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

Real Estate Operations

Leasing

Our real estate portfolio was approximately 89.5% leased as of September 30, 2016, a decrease from 91.6% as of December 31, 2015.  The 2.1% decrease in leased space was a result of lease expirations and terminations during 2016 that were not leased at September 30, 2016.  As of September 30, 2016, we had 1,016,000 square feet of vacancy in our portfolio compared to 800,000 square feet of vacancy at December 31, 2015.  During the nine months ended September 30, 2016, we leased approximately 869,000 square feet of office space, of which approximately 658,000 square feet were with existing tenants, at a weighted average term of 6.8 years.  On average, tenant improvements for such leases were $19.27 per square foot, lease commissions were $10.35 per square foot and rent concessions were approximately four months of free rent.  Average GAAP base rents under such leases were $27.94 per square foot, or 8.2% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2015.

In January 2016, our property at 801 Marquette Avenue in Minneapolis, Minnesota, with approximately 170,000 square feet of space, became vacant and we are redeveloping the property.  After extensive costing analysis with our potential development partners and outside professionals, we have decided to redevelop the existing building ourselves, rather than raze it and build a new, mixed use tower with outside development partners.  Interior demolition and construction work commenced during the three months ended September 30, 2016.  We estimate the total redevelopment cost to be between $15 and $20 million, including leasing costs.  We anticipate that the redevelopment will be complete at the end of first quarter 2017.  Upon completion, we expect the redevelopment to result in approximately 120,000 net rental square feet and for the property to attain rents of approximately $15 to $18 weighted average GAAP rent per square foot compared to previously expired rents of approximately $4.75 weighted average GAAP rent per square foot.

As of September 30, 2016, leases for approximately 1.3% and 7.7% of the square footage in our portfolio are scheduled to expire during 2016 and 2017, respectively.  As the fourth quarter of 2016 begins, we believe that our property portfolio is well stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants.  We believe that most of our largest property markets are now experiencing generally steady or improving rental conditions.  We anticipate continued positive leasing activity within the portfolio during the remainder of 2016 and into 2017.

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

Real Estate Acquisition and Investment Activity

During 2016:

•	on January 19, we received approximately $37.5 million from FSP 385 Interlocken Development Corp. as repayment in full of a Sponsored REIT Loan;
•	during the nine months ended September 30, we received approximately $2.1 million from FSP Satellite Place Corp., as partial prepayment of a Sponsored REIT Loan;
•	on June 6, we acquired an office property with approximately 325,800 rentable square feet for $82 million located in Minneapolis, Minnesota;
•	on August 10, we acquired an office property with approximately 160,000 square feet for $45.5 million located in Atlanta, Georgia: and

•	we have continued to actively explore additional potential real estate investment opportunities and anticipate further real estate investments in the future.

During 2015:

•	we funded advances on Sponsored REIT Loans for revolving lines of credit in the aggregate amount of approximately $4.0 million;
•	on April 8, we acquired an office property with approximately 442,130 rentable square feet of space for $78.0 million located in the Central Perimeter Submarket of Atlanta, Georgia: and
•	on December 7, we funded a Sponsored REIT Loan consisting of a mortgage loan secured by a property of approximately $21.0 million.

Dispositions of Properties and Asset Held for Sale

During the three months ended June 30, 2016, we reached a decision to classify our office property located in Federal Way, Washington, as an asset held for sale.  In evaluating the Federal Way, Washington property, management considered various subjective factors, including the time, cost and likelihood of successfully leasing the property, the effect of the property’s results on its unencumbered asset value, which is part of the leverage ratio used to compare to a maximum leverage covenant in the BMO Term Loan and the BAML Credit Facility, future capital costs to upgrade and reposition the multi-tenant property and to lease up the building, recent leasing and economic activity in the local area, and offers to purchase the property.  We concluded that selling the property was the more prudent decision and outweighed the potential future benefit of continuing to hold the property.   The property is expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $0.5 million and $5.3 million for the three and nine months ended September 30, 2016, respectively, net of applicable income taxes and was classified as an asset held for sale at September 30, 2016.

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

Results of Operations

The following table shows results for the three months ended September 30, 2016 and 2015:

	Three months ended September 30,
(in thousands)	2016	2015	Change
Revenues:
Rental	$61,925	$60,386	$1,539
Related party revenue:
Management fees and interest income from loans	1,338	1,470	(132)
Other	17	21	(4)
Total revenues	63,280	61,877	1,403
Expenses:
Real estate operating expenses	16,905	15,951	954
Real estate taxes and insurance	10,218	9,941	277
Depreciation and amortization	23,298	22,911	387
Selling, general and administrative	3,419	3,071	348
Interest	6,767	6,425	342
Total expenses	60,607	58,299	2,308

Income before interest income, equity in losses of non-consolidated REITs, other, gain (loss) on sale of properties and property held for sale, less applicable income tax and taxes	2,673	3,578	(905)
Interest income	—	—	—
Equity in losses of non-consolidated REITs	(196)	(284)	88
Other	621	—	621
Gain (loss) on sale of properties and property held for sale, less applicable income tax	(523)	1	(524)

Income before taxes on income	2,575	3,295	(720)
Taxes on income	117	129	(12)

Net income	$2,458	$3,166	$(708)

Comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015:

Revenues

Total revenues increased by $1.4 million to $63.3 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.  The increase was primarily a result of:

•

An increase in rental revenue of approximately $1.5 million arising primarily from rental revenue for a property we acquired on June 6, 2016 and a property we acquired on August 10, 2016, which was partially offset by the loss of revenue from the disposition of two properties in the last twelve months.  We sold a property on each of December 9, 2015 and April 5, 2016. In addition, our leased space decreased 1.0% to 89.5% at September 30, 2016 compared to 90.5% at September 30, 2015.

      This increase was partially offset by:

•	The increase in total revenues was partially offset by a decrease in interest from loans of approximately $0.1 million primarily as a result of principal repayments.

Expenses

Total expenses increased by $2.3 million to $60.6 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.  The increase was primarily a result of:

•

An increase in real estate operating expenses and real estate taxes and insurance of approximately $1.2 million and an increase in depreciation and amortization of $0.4 million, both of which were attributable to the acquisition of a property we acquired on on June 6, 2016 and a property we acquired on August 10, 2016, and was partially offset by the disposition of two properties in the last twelve months.  We sold a property on each of December 9, 2015 and April 5, 2016.

•

An increase in selling, general and administrative expenses of $0.3 million as a result of increases in acquisition costs and personnel related expenses.  We had 40 and 39 employees as of September 30, 2016 and 2015, respectively.

•

An increase in interest expense of approximately $0.3 million to $6.8 million for the three months ended September 30, 2016 compared to the same period in 2015.  The increase was primarily attributable to higher interest rates and an increase in amortization of deferred financing costs during the three months ended September 30, 2016 compared to the same period in 2015.

Equity in losses of non-consolidated REITs

Equity in losses from non-consolidated REITs decreased approximately $88,000 to a loss of $0.2 million during the three months ended September 30, 2016 compared to the same period in 2015.  The decrease was primarily attributable to equity in the loss from our preferred stock investment in a Sponsored REIT, FSP 303 East Wacker Drive Corp., which we refer to as East Wacker, decreased during the three months ended September 30, 2016 compared to the same period in 2015.

Other

Other expense was reduced by $0.6 million for the three months ended September 30, 2016, which is attributable to hedge ineffectiveness from our derivatives’ fair value.  The ineffective portion of the derivatives’ fair value are recognized directly into earnings each quarter as hedge ineffectiveness.

Gain on sale of property and provision for loss on property held for sale

During the three months ended June 30, 2016, we reached a decision to classify our office property located in Federal Way, Washington, as an asset held for sale.  The property is expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $0.5 million for the three months ended September 30, 2016, net of applicable income taxes and was classified as an asset held for sale at September 30, 2016.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which decreased $35,000 and other income taxes, which increased $23,000 for the three months ended September 30, 2016, compared to the three months ended September 30, 2015.

Net Income

Net Income for the three months ended September 30, 2016 was $2.5 million compared to $3.2 million for the three months ended September 30, 2015, for the reasons described above.

The following table shows results for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
(in thousands)	2016	2015	Change
Revenues:
Rental	$179,738	$178,200	$1,538
Related party revenue:
Management fees and interest income from loans	4,108	4,355	(247)
Other	54	62	(8)
Total revenues	183,900	182,617	1,283
Expenses:
Real estate operating expenses	47,126	45,951	1,175
Real estate taxes and insurance	29,522	29,458	64
Depreciation and amortization	68,095	68,790	(695)
Selling, general and administrative	10,443	10,163	280
Interest	19,617	18,977	640
Total expenses	174,803	173,339	1,464

Income before interest income, equity in losses of non-consolidated REITs, other, gain (loss) on sale of properties and property held for sale, less applicable income tax and taxes	9,097	9,278	(181)
Interest income	—	1	(1)
Equity in losses of non-consolidated REITs	(568)	(644)	76
Other	(388)	—	(388)
Gain (loss) on sale of properties and property held for sale, less applicable income tax	(1,166)	11,411	(12,577)

Income before taxes on income	6,975	20,046	(13,071)
Taxes on income	326	444	(118)

Net income	$6,649	$19,602	$(12,953)

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015:

Revenues

Total revenues increased by $1.3 million to $183.9 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  The increase was primarily a result of:

•

An increase in rental revenue of approximately $1.5 million arising primarily from rental revenue for properties that we acquired on each of April 8, 2015, June 6, 2016 and August 10, 2016, which was partially offset by the loss of revenue from the disposition of three other properties during 2015 and 2016.  We sold a property on each of May 13, 2015, December 9, 2015 and April 5, 2016. In addition, our leased space decreased 1.0% to 89.5% at September 30, 2016 compared to 90.5% at September 30, 2015.

This increase was partially offset by:

•	A decrease in interest income of approximately $0.2 million from loans as a result of loan repayments.

Expenses

Total expenses increased by $1.5 million to $174.8 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.  The increase was primarily a result of:

•

An increase in real estate operating expenses and real estate taxes and insurance of approximately $1.2 million, which was attributable to the acquisition of properties on April 8, 2015 and June 6, 2016, partially offset by decreases as a result of the disposition of five properties in the last eighteen months.

•

An increase in selling, general and administrative expenses of $0.3 million as a result of increases in acquisition costs and personnel related expenses.  We had 40 and 39 employees as of September 30, 2016 and 2015, respectively.

•

An increase in interest expense of approximately $0.6 million to $19.6 million for the nine months ended September 30, 2016 compared to the same period in 2015.  The increase was primarily attributable to higher interest rates and an increase to amortization of deferred financing costs during the nine months ended September 30, 2016 compared to the same period in 2015.

             These increases were partially offset by:

•

A decrease in depreciation and amortization of $0.7 million, which was attributable to the disposition of three properties during 2015 and 2016.  We sold a property on each of May 13, 2015, December 9, 2015 and April 5, 2016.  The decrease from these dispositions was partially offset by the acquisitions of properties on each of April 8, 2016, June 6, 2016 and a property we acquired on August 10, 2016.

Equity in losses of non-consolidated REITs

Equity in losses from non-consolidated REITs decreased approximately $0.1 million to a loss of $0.6 million during the nine months ended September 30, 2016 compared to the same period in 2015.  The decrease was primarily because equity in the loss from our preferred stock investment in our East Wacker Sponsored REIT, decreased during the nine months ended September 30, 2016 compared to the same period in 2015.

Other

Other expense of $0.4 million for the nine months ended September 30, 2016 is attributable to hedge ineffectiveness from our derivatives’ fair value.  The ineffective portion of the derivatives’ fair value are recognized directly into earnings each quarter as hedge ineffectiveness.

Gain on sale of property and provision for loss on property held for sale

During the three months ended June 30, 2016, we reached a decision to classify our office property located in Federal Way, Washington, as an asset held for sale.  The property is expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $5.3 million for the nine months ended September 30, 2016, net of applicable income taxes and was classified as an asset held for sale at September 30, 2016.  During the nine months ended September 30, 2016, we sold an office property located in Maryland Heights, Missouri on April 5, 2016, at a $4.1 million gain.  The provision for loss on the property held for sale nd the gain on sale of the property during the nine months ended September 30, 2016 are presented combined as a $1.2 million loss.

During the nine months ended September 30, 2015, we sold an office property located in Plano, Texas on February 23, 2015 at a $1.5 million gain, an office property located in Eden Prairie, Minnesota on March 31, 2015 at a $9.0 million gain and an office property located in Charlotte, North Carolina on May 13, 2015 at a $0.9 million gain.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties that decreased $155,000 and other taxes that increased $37,000 for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

Net Income

Net Income for the nine months ended September 30, 2016 was $6.6 million compared to $19.6 million for the nine months ended September 30, 2015, for the reasons described above.

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

During each of the three and nine months ended September 30, 2016, we recorded a  $0.6 million decrease and a $0.4 million increase in other expense, respectively, of hedge ineffectiveness in earnings attributable to the zero percent floor mismatch in the hedging relationships.

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

The calculations of FFO are shown in the following table:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands):	2016	2015	2016	2015
Net income	$2,458	$3,166	$6,649	$19,602
(Gain) loss on sale of properties and property held for sale, less applicable income tax	523	(1)	1,166	(11,411)
Equity in losses of non-consolidated REITs	196	284	568	644
FFO from non-consolidated REITs	787	645	2,327	2,131
Depreciation and amortization	23,112	22,848	67,991	68,694
NAREIT FFO	27,076	26,942	78,701	79,660
Hedge ineffectiveness	(621)	—	388	—
Acquisition costs of new properties	215	12	349	154

Funds From Operations	$26,670	$26,954	$79,438	$79,814

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

Net Operating Income (NOI)*

	Rentable				Nine Months				Nine Months
	Square Feet	Three Months Ended			Ended	Three Months Ended			Ended	Inc	%
(in thousands)	or RSF	31-Mar-16	30-Jun-16	30-Sep-16	30-Sep-16	31-Mar-15	30-Jun-15	30-Sep-15	30-Sep-15	(Dec)	Change
Region
East	1,333	$4,671	$4,604	4,602	$13,877	$4,736	$4,648	$4,703	$14,087	$(210)	(1.5)%
MidWest	1,235	2,958	3,103	2,973	9,034	2,915	2,941	2,950	8,806	228	2.6%
South	4,025	16,020	16,256	15,346	47,622	15,781	15,995	15,971	47,747	(125)	(0.3)%
West	2,163	8,438	8,591	8,199	25,228	7,859	8,221	8,170	24,250	978	4.0%
Same Store	8,756	32,087	32,554	31,120	95,761	31,291	31,805	31,794	94,890	871	0.9%

Acquisitions	928	1,180	1,350	2,928	5,458	0	1,057	1,067	2,124	3,334	3.4%
Property NOI from the continuing portfolio	9,684	33,267	33,904	34,048	101,219	31,291	32,862	32,861	97,014	4,205	4.3%
Dispositions, Non-Operating, Development or Redevelopment		200	5	(4)	201	1,733	1,033	956	3,722	(3,521)	(3.7)%
Property NOI		$33,467	$33,909	$34,044	$101,420	$33,024	$33,895	$33,817	$100,736	$684	0.7%

Same Store		$32,087	$32,554	$31,120	$95,761	$31,291	$31,805	$31,794	$94,890	$871	0.9%

Less Nonrecurring
Items in NOI (a)		413	586	146	1,145	75	81	420	576	569	(0.6)%

Comparative
Same Store		$31,674	$31,968	$30,974	$94,616	$31,216	$31,724	$31,374	$94,314	$302	0.3%

					Nine Months				Nine Months
		Three months ended			Ended	Three Months Ended			Ended
Reconciliation to Net income		31-Mar-16	30-Jun-16	30-Sep-16	30-Sep-16	31-Mar-15	30-Jun-15	30-Sep-15	30-Sep-15
Net Income		$2,579	$1,612	$2,458	$6,649	$12,533	$3,903	$3,166	$19,602
Add (deduct):
(Gain) loss on sale of properties and property held for sale, less applicable income taxes		—	643	523	1,166	(10,462)	(948)	(1)	(11,411)
Hedge ineffectiveness		—	1,009	(621)	388	—	—	—	—
Management fee income		(660)	(688)	(727)	(2,075)	(643)	(559)	(621)	(1,823)
Depreciation and amortization		22,445	22,352	23,298	68,095	22,672	23,207	22,911	68,790
Amortization of above/below market leases		81	—	(185)	(104)	6	(39)	(63)	(96)
Selling, general and administrative		3,530	3,494	3,419	10,443	3,691	3,401	3,071	10,163
Interest expense		6,433	6,417	6,767	19,617	6,187	6,365	6,426	18,978
Interest income		(1,279)	(1,171)	(1,184)	(3,634)	(1,262)	(1,278)	(1,293)	(3,833)
Equity in losses of non-consolidated REITs		286	86	196	568	322	38	284	644
Non-property specific items, net		52	155	100	307	(20)	(195)	(63)	(278)

Property NOI		$33,467	$33,909	$34,044	$101,420	$33,024	$33,895	$33,817	$100,736

(a)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the nine months ending September 30, 2016 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	September 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2016 (a)	Square Feet (b)

Forest Park	Charlotte	NC	1999	62,212	62,212	100.0%	$13.99
Meadow Point	Chantilly	VA	1999	138,537	138,537	100.0%	27.01
Innsbrook	Glen Allen	VA	1999	298,456	298,456	100.0%	19.13
East Baltimore	Baltimore	MD	1989	325,445	270,933	83.3%	23.43
Loudoun Tech Center	Dulles	VA	1999	136,658	125,766	92.0%	18.54
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	38.08
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	35.09
East total				1,332,308	1,266,904	95.1%	25.54
Northwest Point	Elk Grove Village	IL	1999	176,848	176,848	100.0%	24.64
909 Davis Street	Evanston	IL	2002	195,080	164,101	84.1%	33.89
River Crossing	Indianapolis	IN	1998	205,059	186,911	91.2%	20.18
Timberlake	Chesterfield	MO	1999	234,496	222,513	94.9%	21.62
Timberlake East	Chesterfield	MO	2000	117,036	91,557	78.2%	22.51
121 South 8th Street	Minneapolis	MN	1974	305,990	172,211	56.3%	21.17
Plaza Seven	Minneapolis	MN	2008	326,222	294,252	90.2%	29.22
Midwest total				1,560,731	1,308,395	83.8%	25.07
Blue Lagoon Drive	Miami	FL	2002	212,619	212,619	100.0%	22.46
One Overton Place	Atlanta	GA	2002	387,267	334,211	86.3%	24.60
Park Ten	Houston	TX	1999	157,460	99,357	63.1%	31.70
Addison Circle	Addison	TX	1999	288,667	270,279	93.6%	27.15
Collins Crossing	Richardson	TX	1999	300,887	300,887	100.0%	24.51
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	29.90

The information presented below provides the weighted average GAAP rent per square foot for the nine months ending September 30, 2016 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	September 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2016 (a)	Square Feet (b)

Park Ten Phase II	Houston	TX	2006	156,746	156,746	100.0%	$31.00
Liberty Plaza	Addison	TX	1985	218,934	175,322	80.1%	20.80
Legacy Tennyson Center	Plano	TX	1999/2008	202,600	187,101	92.4%	18.88
One Legacy Circle	Plano	TX	2008	214,110	213,639	99.8%	33.63
One Ravinia Drive	Atlanta	GA	1985	386,603	363,716	94.1%	23.65
Two Ravinia Drive	Atlanta	GA	1987	442,130	346,365	78.3%	26.16
Westchase I & II	Houston	TX	1983/2008	629,025	533,413	84.8%	32.38
Pershing Park Plaza	Atlanta	GA	1989	160,145	155,917	97.4%	33.39
999 Peachtree	Atlanta	GA	1987	621,946	591,595	95.1%	29.70
South Total				4,627,538	4,189,567	90.5%	27.50
380 Interlocken	Broomfield	CO	2000	240,185	227,071	94.5%	29.61
1999 Broadway	Denver	CO	1986	676,379	550,708	81.4%	31.05
1001 17th Street	Denver	CO	1977/2006	655,420	568,511	86.7%	34.94
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	24.36
390 Interlocken	Broomfield	CO	2002	241,751	208,148	86.1%	27.75
Hillview Center	Milpitas	CA	1984	36,288	36,288	100.0%	16.38
Federal Way	Federal Way	WA	1982	117,010	72,652	62.1%	19.28
West Total				2,163,269	1,859,613	86.0%	30.24

Grand Total				9,683,846	8,624,479	89.1%	$27.44

(a)	Based on weighted occupied square feet for the nine months ended September 30, 2016, including month-to-month tenants, divided by the Property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the nine months ended September 30, 2016 per weighted occupied square foot.

Liquidity and Capital Resources

Cash and cash equivalents were $13.4 million and $18.2 million at September 30, 2016 and December 31, 2015, respectively. The decrease of $4.8 million is attributable to $65.2 million provided by operating activities and $10.9 million provided by financing activities,  less $80.9 million used by investing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $65.2 million is primarily attributable to net income of $6.6 million excluding a gain on sale of a property of $4.1 million and provision for loss on a property held for sale of $5.3, plus the add-back of $68.6 million of non-cash expenses and a decrease in accounts payable and accrued expenses of $1.0 million.  These increases were partially offset by a $9.2 million increase in payments of deferred leasing commissions, a $1.7 million increase in prepaid expenses and other assets, a $0.7 million increase in lease acquisition costs, a $0.5 million increase in tenant rent receivables and a $0.1 million decrease in tenant security deposits.

Investing Activities

Our cash used by investing activities for the nine months ended September 30, 2016 of $80.9 million is primarily attributable to the cost of two properties acquired during 2016 of approximately $119.1 million, purchases of other real estate assets and office equipment investments and office equipment of approximately $22.1 million.  These uses were partially offset by repayments received from related party mortgage receivables of $39.6 million, proceeds received from the sale of a property on April 5, 2016 of $20.0 million and distributions received from non-consolidated REITs of $0.7 million.

Financing Activities

Our cash provided by financing activities for the nine months ended September 30, 2016 of $10.9 million is primarily attributable to net proceeds from an equity offering of common stock of $82.9 million, partially offset by distributions paid to stockholders of $57.1 million, net repayments on the BAML Revolver of $12.0 million and financing costs paid of $3.0 million.

BMO Term Loan

On July 21, 2016, the Company entered into a First Amendment (the “BMO First Amendment”) to the Amended and Restated Credit Agreement dated October 29, 2014 among the Company, the lending institutions party thereto and Bank of Montreal, as administrative agent (as amended by the BMO First Amendment, the “BMO Credit Agreement”). The BMO Credit Agreement provides for a single, unsecured term loan borrowing in the amount of $220,000,000 (the “BMO Term Loan”) that remains fully advanced and outstanding. The BMO Term Loan matures on August 26, 2020. The BMO Credit Agreement also includes an accordion feature that allows up to $50,000,000 of additional loans, subject to receipt of lender commitments and satisfaction of certain customary conditions.

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at September 30, 2016) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at September 30, 2016).

Although the interest rate on the BMO Term Loan is variable, the Company fixed the base LIBOR interest rate by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, as of September 30, 2016, the effective interest rate on the BMO Term Loan was 3.97% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BMO Term Loan financial covenants as of September 30, 2016.

The Company may use the proceeds of the loans under the BMO Credit Agreement to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BMO Credit Agreement.

BAML Credit Facility

On July 21, 2016, the Company entered into a First Amendment (the “BAML First Amendment”) to the Second Amended and Restated Credit Agreement dated October 29, 2014, among the Company, the lending institutions party thereto and Bank of America, N.A., as administrative agent, L/C Issuer and Swing Line Lender (as amended by the BAML First Amendment, the “BAML Credit Facility”) that continued an existing unsecured revolving line of credit (the “BAML Revolver”) and extended the maturity of a term loan (the ”BAML Term Loan”).

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

•

The BAML Credit Facility includes an accordion feature that allows for an aggregate amount of up to $350,000,000 of additional borrowing capacity applicable to the BAML Revolver and/or the BAML Term Loan, subject to receipt of lender commitments and satisfaction of certain customary conditions.

As of September 30, 2016, there were borrowings of $278,000,000 outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.25% over LIBOR at September 30, 2016) or (ii) a margin over the base rate depending on the Company’s credit rating (0.25% over the base rate at September 30, 2016). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating (0.25% at September 30, 2016). The facility fee is assessed against the total amount of the BAML Revolver, or $500,000,000.

Based upon the Company’s credit rating, as of September 30, 2016, the weighted average interest rate on the BAML Revolver was 1.77% per annum.  As of December 31, 2015, the weighted average interest rate on the BAML Revolver was 1.54% per annum.   The weighted average interest rate on all amounts outstanding on the BAML Revolver during the nine months ended September 30, 2016 was approximately1.70% per annum.  The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2015 was approximately 1.44% per annum.

BAML Term Loan Highlights

•	The BAML Term Loan is for $400,000,000.
•	The BAML Term Loan matures on September 27, 2021.

•

The BAML Credit Facility includes an accordion feature that allows for an aggregate amount of  up to $350,000,000 of additional borrowing capacity applicable to the BAML Revolver and/or the BAML Term Loan, subject to receipt of lender commitments and satisfaction of certain customary conditions

•	On September 27, 2012, the Company drew down the entire $400,000,000 and such amount remains fully advanced and outstanding under the BAML Credit Facility.

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.45% over LIBOR at September 30, 2016) or (ii) a margin over the base rate depending on the Company’s credit rating (0.45% over the base rate at September 30, 2016). The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating.

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement. On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum until September 27, 2017.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per anum for the period beginning on September 27, 2017 and ending on September 27, 2021.  Accordingly, based upon the Company’s credit rating, as of September 30, 2016, the effective interest rate on the BAML Term Loan was 2.20% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.  The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BAML Credit Facility financial covenants as of September 30, 2016.

The Company may use the proceeds of the loans under the BAML Credit Facility to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BAML Credit Facility.

Equity Offering

On August 16, 2016, the Company completed an underwritten public offering of 7,043,750 shares of its common stock (including 918,750 shares issued as a result of the full exercise of an overallotment option by the underwriter) at a price to the public of $12.35 per share. The proceeds from this public offering, net of underwriter discounts and offering expenses, totaled approximately $82.9 million.

As of September 30, 2016, we had an automatic shelf registration statement on Form S-3 on file with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our debt securities, common stock, preferred stock or depository shares.  From time to time, we expect to issue debt securities, common stock, preferred stock or depository shares under our existing automatic shelf registration statements or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of September 30, 2016, we were committed to fund up to $90.3 million to four Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $79.0 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Additional information about our Sponsored REIT Loans outstanding as of September 30, 2016, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-Consolidated Entities, Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  The rental income exceeded the expenses for each individual property, with the exception of one property located in Chesterfield, Missouri for the three and nine months ended September 30, 2015, and one property located in Minneapolis, Minnesota for the three and nine months ended September 30, 2016.

Our property located in Chesterfield, Missouri has approximately 116,000 square feet of rentable space and was approximately 43.7% and 96.2% leased as of September 30, 2015 and December 31, 2015, respectively.  In January 2015, two tenants with leases for an aggregate of 99,000 square feet of rentable space vacated the property.  During 2015, we signed leases with two new tenants.  As of December 31, 2015, tenants occupied approximately 50,000 square feet of rentable space at the property and we had entered into a lease for 62,000 square feet of rentable space, but such lease had not yet commenced.  As a result of the vacancy during 2015, the rental revenue from the property did not cover operating expenses for the three and nine months ended September 30, 2015.  The property generated rental income of $291,000 and had operating expenses of $296,000 for the three months ended September 30, 2015.  The property generated rental income of $547,000 and had operating expenses of $820,000 for the nine months ended September 30, 2015.

Our property located in Minneapolis, Minnesota has approximately 170,000 square feet of rentable space and became vacant in January 2016.  During the first quarter of 2016, we evaluated development and redevelopment opportunities at the property.  On March 31, 2016, we commenced a redevelopment plan for the property.  As a result of the vacancy, we had no rental income and had operating expenses of $5,000 and $290,000 during the three and nine months ended September 30, 2016, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  As of September 30, 2016 and December 31, 2015, if market rates on our outstanding borrowings under our BAML Revolver increased by 10% at maturity, or approximately 17 and 17 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.5 million and $0.5 million annually, respectively.  Based upon our credit rating, the interest rate on our borrowings on the BAML Revolver as of September 30, 2016 was LIBOR plus 125 basis points, or 1.77% per annum.  We do not believe that the interest rate risk represented by borrowings under our BAML Revolver is material as of September 30, 2016.

Although the interest rates on the BMO Term Loan and the BAML Credit Facility are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BAML Term Loan by entering into interest rate swap agreements.  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum until August 26, 2020 (the “BMO Interest Rate Swap”).  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum until September 27, 2017 (the “BAML Interest Rate Swap”).  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks  that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning September 27, 2017 and ending September 27, 2021 (the “2017 Interest Rate Swap”).  Accordingly, based upon our credit rating, as of September 30, 2016, the interest rate on the BMO Term Loan was 3.97% per annum and the interest rate on the BAML Term Loan was 2.20% per annum.  The fair value of the BMO Interest Rate Swap, the BAML Interest Rate Swap and the 2017 Interest Rate Swap are affected by changes in market interest rates.  We believe that we have mitigated interest rate risk with respect to the BMO Term Loan through the BMO Interest Rate Swap until August 26, 2020.  We believe that we have mitigated interest rate risk with respect to the BAML Term Loan until September 27, 2017 through the BAML Interest Rate Swap, and from September 27, 2017 to September 27, 2021 through the 2017 Interest  Rate Swap.  The BMO Interest Rate Swap, the BAML Interest Rate Swap and the 2017 Interest Rate Swap were our only derivative instruments as of September 30, 2016.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BMO Term Loan and our BAML Term Loan as of September 30, 2016 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(11,589)
BAML Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$(269)
2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$(793)

Our BMO Term Loan and our BAML Term Loan hedging transactions used derivative instruments that involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in either or both of the contracts. We require our derivatives contracts to be with counterparties that have investment grade ratings.  The counterparty to the BMO Interest Rate Swap is Bank of Montreal, the counterparty to the BAML Interest Rate Swap is Bank of America, N.A. and the counterparties to the 2017 Interest Rate Swap are a group of banks, all of which have investment grade ratings.  As a result, we do not anticipate that either counterparty will fail to meet its obligations.  However, there can be no assurance that we will be able to adequately protect against the foregoing risks or that we will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

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

During the three and nine months ended September 30, 2016, we recorded $0.4 million and $0.6 million of hedge ineffectiveness in earnings, respectively, which is included in other expense in the condensed consolidated statements of income.

The BAML Revolver has a term of four years and matures on October 29, 2018.  We have the right to extend the initial maturity date of the BAML Revolver by an additional 12 months, or until October 29, 2019, upon payment of a fee and satisfaction of certain customary conditions. The BAML Credit Facility includes an accordion feature that allows for up to $350,000,000 of additional borrowing capacity applicable to the BAML Revolver and/or the BAML Term Loan, subject to receipt of lender commitments and satisfaction of certain customary conditions.  Upon maturity, our future income, cash flows and fair values relevant to financial instruments will be dependent upon the balance then outstanding and prevalent market interest rates.

We borrow from time-to-time under the BAML Revolver.  These borrowings bear interest at either (i) a rate equal to LIBOR plus 87.5 to 165 basis points depending on our credit rating at the time of the borrowing (LIBOR plus 125 basis points, or 1.77% at September 30, 2016) or (ii) a rate equal to the bank’s base rate plus up to 65 basis points depending on our credit rating at the time of the borrowing (the bank’s base rate plus 25 basis points, or 3.75% at September 30, 2016).  There were borrowings totaling $278 million and $290 million on the BAML Revolver as of September 30, 2016 and December 31, 2015, respectively.  The weighted average interest rate on all amounts outstanding on the BAML Revolver during the nine months ended September 30, 2016 and year ended December 31, 2015 were approximately 1.70% and 1.54% per annum, respectively.  We have drawn on the BAML Revolver, and intend to draw on the BAML Revolver in the future for a variety of corporate purposes, including the funding of Sponsored REIT Loans and the acquisition of properties that we acquire directly for our portfolio.  Information about our Sponsored REIT Loans as of September 30, 2016 is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-consolidated Entities, Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

The following table presents as of September 30, 2016, our contractual variable rate borrowings under our BAML Revolver, which matures on October 29, 2018, under our BAML Term Loan, which matures on September 27, 2021 and under our BMO Term Loan, which matures on August 26, 2020.  Under the BAML Revolver, we have the right to extend the initial maturity date by an additional 12 months, or until October 29, 2019, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2016	2017	2018	2019	2020	Thereafter
BAML Revolver	$278,000	$—	$—	$278,000	$—	$—	$—
BAML Term Loan	400,000	—	—	—	—	—	400,000
BMO Term Loan	220,000	—	—	—	—	220,000	—
Total	$898,000	$—	$—	$278,000	$—	$220,000	$400,000

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

As of September 30, 2016, there have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2015 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: October 25, 2016	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: October 25, 2016	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

10.1 (3)	First Amendment to Amended and Restated Credit Agreement, dated July 21, 2016, among FSP Corp., Bank of Montreal and the other parties thereto.

10.2 (3)	First Amendment to Second Amended and Restated Credit Agreement, dated July 21, 2016, among FSP Corp., Bank of America, N.A. and the other parties thereto.

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Condensed Consolidated Financial Statements.

Footnotes	Description

(1)	Incorporated by reference to FSP Corp.’s Form 8-A, filed on April 5, 2005 (File No. 001-32470).

(2)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 15, 2013 (File No. 001-32470).

(3)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on July 27, 2016 (File No. 001-32470).

*	Filed herewith.