Form 10-K
period 2016-12-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2017-02-15
CIK 1031316

wh

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price as reported on NYSE MKT, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2016, was approximately $1,178,450,796.

There were 107,231,155 shares of common stock of the registrant outstanding as of February 10, 2017.

Documents incorporated by reference: The registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s Annual Meeting of Stockholders to be held on May 11, 2017 (the “Proxy Statement”).  The information required in response to Items 10 — 14 of Part III of this Form 10-K, other than that contained in Part I under the caption, “Directors and Executive Officers of FSP Corp.,” is hereby incorporated by reference to the Proxy Statement.

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

Real Estate

We own and operate a portfolio of real estate consisting of 36 office properties as of December 31, 2016, including one property that was held for sale and subsequently sold on January 6, 2017. We derive rental revenue from income paid to us by tenants of these properties.  We also have one property that is being redeveloped and currently is classified as non-operating.  See Item 2 of this Annual Report on Form 10-K for more information about our properties.  From time-to-time we dispose of properties generating gains or losses in an ongoing effort to improve and upgrade our portfolio.  We also held preferred stock investments in two Sponsored REITs as of December 31, 2016, from which we record our share of income or loss under the equity method of accounting, and from which we receive dividends.

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

From time-to-time we may make secured loans to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  We anticipate that these loans will be repaid at their maturity or earlier from long-term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  We refer to these loans as Sponsored REIT Loans.  We had five Sponsored REIT Loans secured by real estate outstanding as of December 31, 2016, from which we derive interest income.

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

We may acquire, and have acquired, real properties in any geographic area of the United States and of any property type.  We own 36 properties that are located in 12 different states as of December 31, 2016, including one property that was held for sale and subsequently sold on January 6, 2017.  We also have one property that is being redeveloped and currently is classified as non-operating.  See Item 2 of this Annual Report on Form 10-K for more information about our properties.

From time to time, as market conditions warrant, we may sell properties owned by us.  We sold an office property located in Milpitas, California on January 6, 2017 at a $2.3 million gain.  We sold an office property located in Maryland Heights, Missouri on April 5, 2016 at a $4.2 million gain and an office property located in Federal Way, Washington on December 16, 2016 at a $7.1 million loss.  We sold an office property located in Plano, Texas on February 23, 2015 at a $1.5 million gain, an office property located in Eden Prairie, Minnesota on March 31, 2015 at a $9.0 million gain, an office property located in Charlotte, North Carolina on May 13, 2015 at a $0.9 million gain and an office property located in San Jose, California on December 9, 2015 at a $12.3 million gain.  We also sold one office property located in Colorado Springs, Colorado on December 3, 2014 at a $0.9 million gain.  When we sell a property, we either distribute some or all of the sale proceeds to our stockholders as a distribution or retain some or all of such proceeds for investment in real properties or other corporate activities.

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
•

we believe that we have the ability to hold properties through down cycles because we generally do not have significant leverage on the Company, which could place the properties at risk of foreclosure.  As of February 10, 2017, none of our owned properties was subject to mortgage debt.

Competition

With respect to our real estate investments, we face competition in each of the markets where our properties are located.  In order to establish, maintain or increase the rental revenues for a property, it must be competitive on location, cost and amenities with other buildings of similar use.  Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services.  On the other hand, some of our competitors may be smaller or have less fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level.  In markets where there is not currently significant existing property competition, our competitors may decide to enter the market and build new buildings to compete with our existing projects or those in a development stage.  Our competition is not only with other developers, but also with property users who choose to own their building or a portion of the building in the form of an office condominium.  Competitive conditions are affected by larger market forces beyond our control, such as general economic conditions, which may increase competition among landlords for quality tenants, and individual decisions by tenants that are beyond our control.

Employees

We had 39 employees as of December 31, 2016 and 39 employees as of February 10, 2017.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, and, in accordance therewith, we file reports and other information with the Securities and Exchange Commission, or SEC.  The reports and other information we file can be inspected and copied at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Such reports and other information may also be obtained from the web site that the SEC maintains at http://www.sec.gov.  Further information about the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

We make available, free of charge through our website http://www.fspreit.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the SEC.

We will voluntarily provide paper copies of our filings and code of ethics upon written request received at the address on the cover of this Annual Report on Form 10-K, free of charge.

Directors and Executive Officers of FSP Corp.

The following table sets forth the names, ages and positions of all our directors and executive officers as of February 10, 2017.

Name	Age	Position
George J. Carter (6)	68	Chief Executive Officer and Chairman of the Board
John N. Burke (1) (2) (3) (5) (7)	55	Director
Brian N. Hansen (1) (2) (3) (4) (9)	45	Director
Kenneth Hoxsie (1) (3) (5)	66	Director
Dennis J. McGillicuddy (1) (4)	75	Director
Georgia Murray (1) (2) (6) (8) (10)	66	Director
Kathryn P. O'Neil (2) (3) (5)	53	Director
Jeffrey B. Carter	45	President and Chief Investment Officer
Scott H. Carter	45	Executive Vice President, General Counsel and Secretary
John G. Demeritt	56	Executive Vice President, Chief Financial Officer and Treasurer
John F. Donahue	50	Executive Vice President
Eriel Anchondo	39	Executive Vice President and Chief Operating Officer

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	Class I Director
(5)	Class II Director
(6)	Class III Director
(7)	Chair of the Audit Committee
(8)	Chair of the Compensation Committee
(9)	Chair of the Nominating and Corporate Governance Committee
(10)	Lead Independent Director

George J. Carter, age 68, is Chief Executive Officer and has been Chairman of the Board of Directors of FSP Corp. since 2002.  Mr. Carter also was the President of FSP Corp. from 2002 to May 2016.  Mr. Carter is responsible for all aspects of the business of FSP Corp. and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments.  Prior to the conversion, he was President of the general partner of the FSP Partnership and was responsible for all aspects of the business of the FSP Partnership and its affiliates.  From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”).  Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts.  From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts.  Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co.  Mr. Carter is a graduate of the University of Miami (B.S.).

John N. Burke, age 55, has been a Director of FSP Corp. since 2004 and Chair of the Audit Committee since June 2004. Mr. Burke is a certified public accountant with over 30 years of experience in the practice of public accounting working with both private and publicly traded companies with extensive experience serving clients in the real estate and REIT industry. His experience includes analysis and evaluation of financial reporting, accounting systems, internal controls and audit matters. Mr. Burke has been involved as an advisor on several public offerings, private equity and debt financings and merger and acquisition transactions. Mr. Burke’s consulting experience includes a wide range of accounting, tax and business planning matters. Prior to starting his own firm in 2003, Mr. Burke was an Audit Partner in the Boston office of BDO USA, LLP. Mr. Burke is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of CPAs. Mr. Burke earned an M.S. in Taxation and studied undergraduate accounting at Bentley University.

Brian N. Hansen, age 45, has been a Director of FSP Corp. since 2012 and Chair of the Nominating and Corporate Governance Committee since 2013. Since 2007, Mr. Hansen has served as President and Chief Operating Officer of Confluence Investment Management LLC, a St. Louis based Registered Investment Advisor. Prior to founding Confluence in 2007, Mr. Hansen served as a Managing Director in A.G. Edwards’ Financial Institutions & Real Estate Investment Banking practice. While at A.G. Edwards, Mr. Hansen advised a wide variety of Real Estate Investment Trusts on numerous capital markets transactions, including public and private offerings of debt and equity securities as well as the analysis of various merger & acquisition opportunities. Prior to joining A.G. Edwards, Mr. Hansen served as a Manager in Arthur Andersen LLP’s Audit & Business Advisory practice. Mr. Hansen serves on the board of a number of non-profit entities and the Investment Committee of the Archdiocese of St. Louis. Mr. Hansen earned his M.B.A. from the Kellogg School of Management at Northwestern University and his Bachelor of Science in Commerce from DePaul University. Mr. Hansen is a Certified Public Accountant.

Kenneth A. Hoxsie, age 66, has been a Director of FSP Corp. since January 2016.  Mr. Hoxsie was a Partner at the international law firm of Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) until his retirement on December 31, 2015.  He joined Hale and Dorr (the predecessor of WilmerHale) in 1981, subsequently worked at Copley Real Estate Advisors, an institutional real estate investment advisory firm, and rejoined Hale and Dorr in 1994. Mr. Hoxsie has over 30 years’ experience in real estate capital markets transactions, fund formation, public company counselling and mergers and acquisitions and has advised the Company since its formation in 1997. Mr. Hoxsie earned his J.D. (Cum Laude) from Harvard Law School, his M.A. from Harvard University and his B.A. (Summa Cum Laude) from Amherst College, where he was elected to Phi Beta Kappa.

Dennis J. McGillicuddy, age 75, has been a Director of FSP Corp. since May 2002.  Mr. McGillicuddy graduated from the University of Florida with a B.A. degree and from the University of Florida Law School with a J.D. degree.  In 1968, Mr. McGillicuddy joined Barry Silverstein in founding Coaxial Communications, a cable television company.  In 1998 and 1999, Coaxial sold its cable systems.  Mr. McGillicuddy has served on the boards of various charitable organizations. He is currently president of the Board of Trustees of Florida Studio Theater, a professional non-profit theater organization, and he serves as a Co-Chair, together with his wife, of Embracing Our Differences, an annual month-long art exhibit that promotes the values of diversity and inclusion.  Mr. McGillicuddy also is a director of All-Star Children’s Foundation, an organization engaged in creating a new paradigm for foster care.  He also is a member of the Advisory Board to the Center For Mindfulness In Medicine, Health Care & Society, University of Massachusetts Medical School.

Georgia Murray, age 66, has been a Director of FSP Corp. since April 2005, Chair of the Compensation Committee since October 2006 and Lead Independent Director since February 2014.  Ms. Murray is retired from Lend Lease Real Estate Investments, Inc., where she served as a Principal from November 1999 until May 2000.  From 1973 through October 1999, Ms. Murray worked at The Boston Financial Group, Inc., serving as Senior Vice President and a Director at times during her tenure.  Boston Financial was an affiliate of the Boston Financial Group, Inc.  She is a past Trustee of the Urban Land Institute and a past President of the Multifamily Housing Institute.  Ms. Murray previously served on the Board of Directors of Capital Crossing Bank.  She also serves on the boards of numerous non-profit entities.  Ms. Murray is a graduate of Newton College.

Kathryn P. O’Neil, age 53, has been a Director of FSP Corp. since January 2016. Ms. O’Neil was a Director at Bain Capital in the Investor Relations area where she focused on Private Equity and had oversight of the Investment Advisory sector from 2011 until her retirement in 2014. From 1999 to 2007, Ms. O’Neil was a Partner at FLAG Capital Management LLC, a manager of fund-of-funds investment vehicles in Private Equity, Venture Capital, Real Estate and Natural Resources.  Previously, Ms. O’Neil was an Investment Consultant at Cambridge Associates where she specialized in Alternative Assets.  Ms. O’Neil currently serves on a variety of non-profit boards, including the Board of Directors and Finance Committee of Horizon’s for Homeless Children, the President’s Council and Investment Committee for the Trustees of Reservations, and the Board of Overseers of the Peabody Essex Museum, where she is a member of the Finance, Audit, and Investment Committees.  Ms. O’Neil is a Trustee Emeritus of Colby College and a former member of the Board of Overseers of the Boston Museum of Science. Ms. O’Neil holds a B.A. (Summa Cum Laude) and M.A. (Honorary) from Colby College where she was elected to Phi Beta Kappa.  Ms. O’Neil received her M.B.A. from The Harvard Graduate School of Business Administration.

Jeffrey B. Carter, age 45, is President and Chief Investment Officer of FSP Corp.  Mr. Carter served as Executive Vice President and Chief Investment Officer from February 2012 until May 2016, when he was appointed as President in addition to his position as Chief Investment Officer.  Previously, Mr. Carter served as Senior Vice President and Director of Acquisitions of FSP Corp. from 2005 to 2012 and as Vice President - Acquisitions from 2003 to 2005.  Mr. Carter oversees the day-to-day execution of the Company’s strategic objectives and business plan.  In addition, Mr. Carter is primarily responsible for developing and implementing the Company’s investment strategy, including coordination of acquisitions and dispositions.  Prior to joining FSP Corp., Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida.  Mr. Carter is a graduate of Arizona State University (B.A.), The George Washington University (M.A.) and Cornell University (M.B.A.).  Mr. Carter’s father, George J. Carter, serves as Chief Executive Officer and Chairman of the Board of Directors of FSP Corp. and Mr. Carter’s brother, Scott H. Carter, serves as Executive Vice President, General Counsel and Secretary of FSP Corp.

Scott H. Carter, age 45, is Executive Vice President, General Counsel and Secretary of FSP Corp.  Mr. Carter has served as General Counsel since February 2008.  Mr. Carter joined FSP Corp. in October 2005 as Senior Vice President and In-house Counsel.  Mr. Carter is primarily responsible for the management of all of the legal affairs of FSP Corp. and its affiliates.  Prior to joining FSP Corp. in October 2005, Mr. Carter was associated with the law firm of Nixon Peabody LLP, which he originally joined in 1999.  At Nixon Peabody LLP, Mr. Carter concentrated his practice on the areas of real estate syndication, acquisitions and finance.  Mr. Carter received a Bachelor of Business Administration (B.B.A.) degree in Finance and Marketing and a Juris Doctor (J.D.) degree from the University of Miami.  Mr. Carter is admitted to practice law in the Commonwealth of Massachusetts.  Mr. Carter’s father, George J. Carter, serves as Chief Executive Officer and Chairman of the Board of Directors of FSP Corp. and Mr. Carter’s brother, Jeffrey B. Carter, serves as President and Chief Investment Officer of FSP Corp.

John G. Demeritt, age 56, is Executive Vice President, Chief Financial Officer and Treasurer of FSP Corp. and has been Chief Financial Officer since March 2005.  Mr. Demeritt previously served as Senior Vice President, Finance and Principal Accounting Officer from September 2004 to March 2005.  Prior to September 2004, Mr. Demeritt was a Manager with Caturano & Company, an independent accounting firm (which later merged with McGladrey) where he focused on Sarbanes Oxley compliance.  Previously, from March 2002 to March 2004 he provided consulting services to public and private companies where he focused on SEC filings, evaluation of business processes and acquisition integration.  During 2001 and 2002 he was Vice President of Financial Planning & Analysis at Cabot Industrial Trust, a publicly traded real estate investment trust, which was acquired by CalWest in December 2001.  From October 1995 to December 2000 he was Controller and Officer of The Meditrust Companies, a publicly traded real estate investment trust (formerly known as the The La Quinta Companies, which was then acquired by the Blackstone Group), where he was involved with a number of merger and financing transactions.  Prior to that, from 1986 to 1995 he had financial and accounting responsibilities at three other public companies, and was previously associated with Laventhol & Horwath, an independent accounting firm from 1983 to 1986.  Mr. Demeritt is a Certified Public Accountant and holds a Bachelor of Science degree from Babson College.

John F. Donahue, age 50, is Executive Vice President of FSP Corp. and President of FSP Property Management LLC and has held those positions since May 2016.  Mr. Donahue is primarily responsible for the oversight of the management of all of the real estate assets of FSP Corp. and its affiliates.  Mr. Donahue joined FSP Corp. in August 2001 as Vice President of FSP Property Management LLC.  From 2001 to May 2016, Mr. Donahue was responsible for the management of certain of the real estate assets of FSP Corp. and its affiliates.  From 1992 to 2001, Mr. Donahue worked in the pension fund advisory business for GE Capital and AEW Capital Management with oversight of office, research and development, industrial and land investments. From 1989 to 1992, Mr. Donahue worked for Krupp Realty in various accounting and finance roles. Mr. Donahue holds a Bachelor of Science in Business Administration from Bryant College.

Eriel Anchondo, age 39, is Executive Vice President and Chief Operating Officer of FSP Corp. and has held those positions since May 2016.  Mr. Anchondo joined FSP Corp. in 2015 as Senior Vice President of Operations.  Mr. Anchondo is responsible for ensuring that the Company has the proper operational controls, administrative and reporting procedures, and people systems and infrastructure in place to effectively grow the organization and maintain financial strength and operating efficiency. Prior to joining FSP Corp., from July 2014 to December 2014, Mr. Anchondo provided consulting services to the retail banking division of ISBAN, which is part of the Technology and Operations division of the Santander Group of financial institutions.  From May 2007 to July 2013, Mr. Anchondo was employed by Mercer, a global consulting leader in talent, health, retirement, and investments, as an Employee Education Manager across all lines of Mercer’s business. From May 2005 to May 2007, Mr. Anchondo was a Communications Consultant at New York Life Investment Management. From December 2002 to May 2005, Mr. Anchondo worked in the Preferred Client Services Group at Putnam Investments. Mr. Anchondo is a graduate of Boston University (B.A.) and Cornell University (M.B.A.).

Except for Eriel Anchondo, who joined FSP Corp. in 2015, each of the above executive officers has been a full-time employee of FSP Corp. for the past five fiscal years.

George J. Carter, Jeffrey B. Carter, John G. Demeritt and John F. Donahue are each also a director of FSP 303 East Wacker Drive Corp., which is a public reporting company and a Sponsored REIT. Each of these directors holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director’s earlier death, resignation or removal.

Item 1ARisk Factors

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time-to-time.

Economic conditions in the United States could have a material adverse impact on our earnings and financial condition.

Because economic conditions in the United States may affect real estate values, occupancy levels and property income, current and future economic conditions in the United States could have a material adverse impact on our earnings and financial condition.  The economy in the United States is continuing to experience a period of slow economic growth, with continued declining unemployment from recent levels.  These conditions may continue or worsen in the future.  Economic conditions may be affected by numerous factors, including but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, changes in currency exchange rates, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment, the availability of credit and interest rates.  Future economic factors may negatively affect real estate values, occupancy levels and property income.

If a Sponsored REIT defaults on a Sponsored REIT Loan, we may be required to request additional draws, keep balances outstanding on our existing debt, exercise any maturity date extension rights, seek new debt or use our cash balance to repay our existing debt, which may reduce cash available for distribution to our stockholders or for other corporate purposes.

From time-to-time, we may make secured loans to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  We refer to these loans as Sponsored REIT Loans.  We anticipate that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financing of the property securing the loan, cash flows from that underlying property or some other capital event.  If a Sponsored REIT defaults on a Sponsored REIT Loan, the Sponsored REIT could be unable to fully repay the Sponsored REIT Loan and we may have to satisfy our obligations under our existing debt through other means, including without limitation, requesting additional draws, keeping balances outstanding, exercising any maturity date extension rights, seeking new debt, and/or using our cash balance.  If that happens, we may have less cash available for distribution to our stockholders or for other corporate purposes.

Our operating results and financial condition could be adversely affected if we are unable to refinance the BAML Credit Facility, the BMO Term Loan or the JPM Term Loan.

There can be no assurance that we will be able to refinance the revolving line of credit portion of the BAML Credit Facility (as defined in Note 5 to the Consolidated Financial Statements) upon its maturity on October 29, 2018

(subject to extension until October 29, 2019), the term loan portion of the BAML Credit Facility upon its maturity on September 27, 2021, the BMO Term Loan (as defined in Note 5 to the Consolidated Financial Statements) upon its maturity on August 26, 2020 or the JPM Term Loan (as defined in Note 5 to the Consolidated Financial Statements) upon its maturity on November 30, 2018, that any such refinancings would be on terms as favorable as the terms of the BAML Credit Facility, the BMO Term Loan or the JPM Term Loan, or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on the BAML Credit Facility, the BMO Term Loan or the JPM Term Loan.  If we are unable to refinance the BAML Credit Facility, the BMO Term Loan or the JPM Term Loan at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected.

Failure to comply with covenants in the BAML Credit Facility, the BMO Term Loan or the JPM Term Loan credit agreements could adversely affect our financial condition.

The BAML Credit Facility, the BMO Term Loan and JPM Term Loan credit agreements contain customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility, the BMO Term Loan and the JPM Term Loan credit agreements also contain financial covenants that require us to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets.  Our continued ability to borrow under the BAML Credit Facility, the BMO Term Loan and the JPM Term Loan is subject to compliance with our financial and other covenants.  Failure to comply with such covenants could cause a default under the BAML Credit Facility, the BMO Term Loan or the JPM Term Loan, and we may then be required to repay either or both of them with capital from other sources.  Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.

We may use the BAML Credit Facility, the BMO Term Loan or the JPM Term Loan to finance the acquisition of real properties and for other permitted investments, to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the respective credit agreements.  If we breach covenants in the BAML Credit Facility, the BMO Term Loan or the JPM Term Loan credit agreements, the lenders can declare a default.  A default under the BAML Credit Facility, the BMO Term Loan or the JPM Term Loan credit agreements could result in difficulty financing growth in our business and could also result in a reduction in the cash available for distribution to our stockholders or for other corporate purposes.  A default under the BAML Credit Facility, the BMO Term Loan or the JPM Term Loan credit agreements could materially and adversely affect our financial condition and results of operations.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets.

As of December 31, 2016, we had approximately $280 million of indebtedness under the revolving line of credit portion of our BAML Credit Facility that bears interest at variable rates based on our credit rating, and we may incur more of such indebtedness in the future.  Borrowings under the revolving line of credit portion of our BAML Credit Facility may not exceed $500 million outstanding at any time.  As of December 31, 2016, $400 million was drawn and outstanding under the term loan portion of our BAML Credit Facility.  The BAML Credit Facility includes an accordion feature that allows for an aggregate amount of up to $350 million of additional borrowing capacity.  On September 27, 2012, we fixed the base LIBOR rate on the term loan portion of our BAML Credit Facility at 0.75% for five years until September 27, 2017 by entering into an interest rate swap agreement.  On July 22, 2016, we fixed the base LIBOR rate at 1.12% for an additional four years until September 27, 2021 by entering into an interest rate swap agreement.

As of December 31, 2016, $220 million was drawn and outstanding under the BMO Term Loan, although such amount may be increased by up to an additional $50 million through the exercise of an accordion feature.  On

August 26, 2013, we fixed the base LIBOR rate on the BMO Term Loan at 2.32% for seven years until August 26, 2020 by entering into an interest rate swap agreement.

As of December 31, 2016, $150 million was drawn and outstanding under the JPM Term Loan.  The JPM Term Loan bears interest at variable rates based on our credit rating.

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

We are currently assigned a corporate credit rating from Moody’s Investors Service, Inc.  (“Moody’s”) based on its evaluation of our creditworthiness. Although our corporate credit rating from Moody’s is currently investment grade, there can be no assurance that we will not be downgraded or that our rating will remain investment grade.  If our credit rating is downgraded or other negative action is taken, we could be required, among other things, to pay additional interest and fees on outstanding borrowings under the BAML Credit Facility, BMO Term Loan and the JPM Term Loan.

Credit rating reductions by one or more rating agencies could also adversely affect our access to funding sources, the cost and other terms of obtaining funding as well as our overall financial condition, operating results and cash flow.

If we are not able to collect sufficient rents from each of our owned real properties, or investments in Sponsored REITs, or collect interest on Sponsored REIT Loans we fund, we may suffer significant operating losses or a reduction in cash available for future dividends.

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

We are dependent on key personnel.

We depend on the efforts of George J. Carter, our Chief Executive Officer and Chairman of the Board of Directors; Jeffrey B. Carter, our President and Chief Investment Officer; Scott H. Carter, our General Counsel, Secretary and an Executive Vice President; John G. Demeritt, our Chief Financial Officer, Treasurer and an Executive Vice President; John F. Donahue, our President of FSP Property Management LLC and an Executive Vice President; and Eriel

Anchondo, our Chief Operating Officer and an Executive Vice President.  If any of our executive officers were to resign, our operations could be adversely affected.  We do not have employment agreements with any of our executive officers.

Our level of dividends may fluctuate.

Because our real estate occupancy levels and rental rates can fluctuate, there is no predictable recurring level of revenue from such activities.  As a result of this, the amount of cash available for distribution to our stockholders may fluctuate, which may result in our not being able to maintain or grow dividend levels in the future.

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

As of December 31, 2016, we owned 36 properties, including one property that was held for sale and subsequently sold on January 6, 2017.  We also have one property that is being redeveloped and currently is classified as non-operating.  Some or all of these properties may decline in value.  To the extent our real properties decline in value, our stockholders could lose some or all of the value of their investments.  The value of our common stock may be adversely affected if the real properties held by us decline in value since these real properties represent the majority of the tangible assets held by us.  Moreover, if we are forced to sell or lease the real property held by us below its initial purchase price or its carrying costs, respectively, or if we are forced to lease real property at below market rates because of the condition of the property, our results of operations would be adversely affected and such negative results of operations may result in lower dividends being paid to holders of our common stock.

New acquisitions may fail to perform as expected.

We may fund the acquisition of new properties with cash, by drawing on the revolving line of credit portion of our BAML Credit Facility, by assuming existing indebtedness, by entering into new indebtedness, by issuing debt securities, by issuing shares of our stock or by other means.  During the year ended December 31, 2016, we acquired one property located in Minnesota, one property located in Georgia and one property located in Colorado.  During the year ended December 31, 2015, we acquired one property located in Georgia.  During the year ended December 31, 2014, we did not acquire any properties.  Newly acquired properties may fail to perform as expected, in which case, our results of operations could be adversely affected.

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

As of December 31, 2016, approximately 17% and 7% of our tenants as a percentage of the total rentable square feet operated in the energy services industry and the bank and credit services industry, respectively.  An economic downturn in these or any industry in which a high concentration of our tenants operate or in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us, which could adversely affect our financial condition and results of operations.

We face risks from geographic concentration.

The properties in our portfolio as of December 31, 2016, by aggregate square footage, are distributed geographically as follows: South — 45.5%, West — 26.0%, Midwest — 15.4% and East — 13.1%.  However, within certain of those regions, we hold a larger concentration of our properties in Greater Denver, Colorado — 25.6%, Atlanta, Georgia — 19.7%, Dallas, Texas — 12.1% and Houston, Texas — 11.7%.  We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions.  Given the fact that the Dallas, Denver and Houston metropolitan areas have a significant presence in the energy sector, a prolonged period of low oil or natural gas prices, or other factors negatively impacting the energy industry could have an adverse impact on our ability to maintain the occupancy of our properties in those areas or could cause us to lease space at rates below current in-place rents, or at rates below the rates we have leased space in those areas in the prior year. In addition, factors negatively impacting the energy industry could reduce the market values of our properties in those areas, which could reduce our net asset value and adversely affect our financial condition and results of operations, or cause a decline in the value of our common stock.

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

The provisions of the tax code governing the taxation of real estate investment trusts are very technical and complex, and although we expect that we will be organized and will operate in a manner that will enable us to meet such requirements, no assurance can be given that we will always succeed in doing so.  In addition, as a result of our past acquisition of certain Sponsored REITs by merger, which we refer to as target REITs, we might no longer qualify as a real estate investment trust.  We could lose our ability to so qualify for a variety of reasons relating to the nature of the assets acquired from the target REITs, the identity of the stockholders of the target REITs who become our stockholders or the failure of one or more of the target REITs to have previously qualified as a real estate investment trust.  Moreover, if one or more of the target REITs that we acquired in May 2008, April 2006, April 2005 or June 2003 did not qualify as a REIT immediately prior to the consummation of its acquisition, we could be disqualified as a REIT as a result of such acquisition.

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

Staggered Board.  Our board of directors is divided into three classes.  The terms of these classes are staggered and will expire in 2017, 2018 and 2019, respectively.  Directors of each class are elected for a three-year term upon the expiration of the respective term of each class.  The staggered terms for directors may affect our stockholders’ ability to effect a change in control even if a change in control may be in the stockholders’ best interests.

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

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties

Set forth below is information regarding our properties as of December 31, 2016:

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/16	of Tenants	Major Tenants (2)

Office
678-686 Hillview Drive	3/9/99	36,288	100%	1	Headway Technologies, Inc.
Milpitas, CA 95035

600 Forest Point Circle	7/8/99	62,212	100%	1	American National Red Cross
Charlotte, NC 28273

14151 Park Meadow Drive	3/15/01	138,537	100%	5	American Systems Corporation
Chantilly, VA 20151					Omniplex World Services
					Booz Allen Hamilton, Inc.

1370 & 1390 Timberlake	5/24/01	234,496	100%	4	Centene Management Company, LLC
Manor Parkway,					Amdocs, Inc.
Chesterfield, MO 63017

50 Northwest Point Rd.	12/5/01	176,848	100%	1	Citicorp Credit Services, Inc.
Elk Grove Village, IL 60005

1350 Timberlake Manor Parkway	3/4/02	117,036	100%	3	Centene Management Company, LLC
Chesterfield, MO 63017					Edgewell Personal Care Company

16285 Park Ten Place	6/27/02	157,460	65%	8	Bluware, Inc.
Houston, TX 77084					Subsea Solutions LLC
					BAE Systems Land & Armaments, LP

15601 Dallas Parkway	9/30/02	288,667	94%	13	Federal National Mortgage Association
Addison, TX 75001					Behringer Harvard Holdings, LLC
					Compass Production Partners, LP

1500 & 1600 Greenville Ave.	3/3/03	300,887	100%	5	ARGO Data Resource Corp.
Richardson, TX 75080					VCE Company, LLC
					Id Software, LLC

6550 & 6560 Greenwood Plaza	2/24/05	196,236	100%	4	DIRECTV, Inc.
Englewood, CO 80111					Kaiser Foundation Health Plan

3815-3925 River Crossing Pkwy	7/6/05	205,059	97%	15	Somerset CPAs, P.C.
Indianapolis, IN 46240					Crowe Horwath, LLP
					Blackboard, Inc.

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/16	of Tenants	Major Tenants (2)
5055 & 5057 Keller Springs Rd.	2/24/06	218,934	81%	26	See Footnote 3
Addison, TX 75001

5505 Blue Lagoon Drive	11/6/03	212,619	100%	1	Burger King Corporation
Miami, FL 33126

5600, 5620 & 5640 Cox Road	7/16/03	298,456	100%	6	SunTrust Bank
Glen Allen, VA 23060					General Electric Company
					ChemTreat, Inc.

1293 Eldridge Parkway	1/16/04	248,399	100%	1	CITGO Petroleum Corporation
Houston, TX 77077

380 Interlocken Crescent	8/15/03	240,185	83%	8	VMWare, Inc.
Broomfield, CO 80021					Cooley LLP
					Sierra Financial Services, Inc.

3625 Cumberland Boulevard	6/27/06	387,267	81%	23	Randstad General Partner (US)
Atlanta, GA 30339					Gas South LLC
					Bennett Thrasher PC

390 Interlocken Crescent	12/21/06	241,751	96%	10	Vail Holdings, Inc.
Broomfield, CO 80021					AppExtremes, LLC

120 East Baltimore St.	6/13/07	325,445	77%	16	State Retirement and Pension Systems
Baltimore, MD 21202					of Maryland
					State’s Attorney for Baltimore City

16290 Katy Freeway	9/28/05	156,746	100%	2	Murphy Exploration and Production
Houston, TX 77094					Company

45925 Horseshoe Drive	12/23/08	136,658	92%	2	Giesecke & Devrient America, Inc.
Sterling, VA 20166

4807 Stonecroft Blvd.	6/26/09	111,469	100%	1	Northrop Grumman Systems Corp.
Chantilly, VA 20151

121 South Eighth Street	6/29/10	305,990	61%	38	Schwegman, Lundberg & Woessner
Minneapolis, MN 55402

801 Marquette Ave. South	6/29/10	—	—%	—
Minneapolis, MN 55402

4820 Emperor Boulevard	3/4/11	259,531	100%	1	QuintilesIMS Health Incorporated
Durham, NC 27703

5100 & 5160 Tennyson Pkwy	3/10/11	202,600	66%	2	Denbury Onshore LLC

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/16	of Tenants	Major Tenants (2)
Plano, TX 75024					ARK-LA-TEX Financial Services, LLC

7500 Dallas Parkway	3/24/11	214,110	100%	5	ADS Alliance Data Systems, Inc.
Plano, TX 75024					Americorp., Inc. d/b/a Altair Global

909 Davis Street	9/30/11	195,080	86%	9	Houghton Mifflin Harcourt
Evanston, IL 60201					Publishing Company
					Northshore University Healthsystem

One Ravinia Drive	7/31/12	386,603	91%	11	T-Mobile South LLC
Atlanta, GA 30301					Internap Network Services Corporation
					Cedar Document Technologies, Inc.

Two Ravinia Drive	4/8/15	442,130	79%	33	See Footnote 3
Atlanta, GA 30301

10370 & 10350 Richmond Ave.	11/1/12	629,025	83%	43	Petrobras America, Inc.
Houston, TX 77042

1999 Broadway	5/22/13	676,379	75%	27	United States Government
Denver, CO 80202

999 Peachtree Street	7/1/13	621,946	98%	38	Sutherland Asbill Brennan LLP
Atlanta, GA 30301					Heery International, Inc.

1001 17th Street	8/28/13	655,413	89%	19	Newfield Exploration
Denver, CO 80202					WPX Energy. Inc.

45 South Seventh Street	6/6/16	326,413	96%	30	PricewaterhouseCoopers LLP
Minneapolis, MN 55402					Northland Securities, Inc.

1420 Peachtree Street, NE	8/10/16	160,145	97%	3	Jones Day
Atlanta, GA 30301

600 17th Street	12/1/16	596,595	89%	45	EOG Resources, Inc.
Denver, CO 80202

Total Office		10,163,615	89%

(1)	Date of purchase or merged entity date of purchase.
(2)	Major tenants that occupy 10% or more of the space in an individual property.
(3)	No tenant occupies more than 10% of the space.

All of the properties listed above are owned, directly or indirectly, by us.  None of our properties are subject to any mortgage loans.  We have no material undeveloped or unimproved properties, or proposed programs for material renovation, improvement or development of any of our properties in 2017.  We believe that our properties are adequately covered by insurance as of December 31, 2016.

The information presented below provides the weighted average GAAP rent per square foot for the year ending December 31, 2016 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	December 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2016 (a)	Square Feet (b)

Forest Park	Charlotte	NC	1999	62,212	62,212	100.0%	$14.03
Meadow Point	Chantilly	VA	1999	138,537	138,537	100.0%	27.08
Innsbrook	Glen Allen	VA	1999	298,456	298,456	100.0%	19.04
East Baltimore	Baltimore	MD	1989	325,445	265,465	81.6%	23.48
Loudoun Tech Center	Dulles	VA	1999	136,658	125,766	92.0%	18.35
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	37.83
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	34.88
East total				1,332,308	1,261,437	94.7%	25.46
Northwest Point	Elk Grove Village	IL	1999	176,848	176,848	100.0%	25.05
909 Davis Street	Evanston	IL	2002	195,080	162,287	83.2%	34.04
River Crossing	Indianapolis	IN	1998	205,059	182,523	89.0%	20.83
Timberlake	Chesterfield	MO	1999	234,496	221,950	94.7%	22.02
Timberlake East	Chesterfield	MO	2000	117,036	97,046	82.9%	22.93
121 South 8th Street	Minneapolis	MN	1974	305,990	171,966	56.2%	21.48
Plaza Seven	Minneapolis	MN	1987	326,413	300,953	92.2%	28.98
Midwest total				1,560,922	1,313,574	84.2%	25.34
Blue Lagoon Drive	Miami	FL	2002	212,619	212,619	100.0%	22.72
One Overton Place	Atlanta	GA	2002	387,267	331,617	85.6%	24.95
Park Ten	Houston	TX	1999	157,460	99,357	63.1%	31.62
Addison Circle	Addison	TX	1999	288,667	267,652	92.7%	28.56
Collins Crossing	Richardson	TX	1999	300,887	300,887	100.0%	24.56
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	30.02

The following table is continued from the previous page and provides the weighted average GAAP rent per square foot for the year ending December 31, 2016 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in nonconsolidated REITs or those which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	December 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2016 (a)	Square Feet (b)

Park Ten Phase II	Houston	TX	2006	156,746	156,746	100.0%	$30.99
Liberty Plaza	Addison	TX	1985	218,934	174,994	79.9%	20.83
Legacy Tennyson Center	Plano	TX	1999/2008	202,600	173,547	85.7%	18.96
One Legacy Circle	Plano	TX	2008	214,110	212,847	99.4%	33.83
One Ravinia Drive	Atlanta	GA	1985	386,603	360,933	93.4%	23.66
Two Ravinia Drive	Atlanta	GA	1987	442,130	345,967	78.3%	26.00
Westchase I & II	Houston	TX	1983/2008	629,025	531,212	84.5%	32.29
Pershing Park Plaza	Atlanta	GA	1989	160,145	155,917	97.4%	34.35
999 Peachtree	Atlanta	GA	1987	621,946	591,346	95.1%	29.72
South Total				4,627,538	4,164,039	90.0%	27.70
380 Interlocken	Broomfield	CO	2000	240,185	220,922	92.0%	30.20
1999 Broadway	Denver	CO	1986	676,379	538,262	79.6%	31.83
1001 17th Street	Denver	CO	1977/2006	655,413	571,455	87.2%	35.19
600 17th Street	Denver	CO	1982	596,595	553,103	92.7%	31.04
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	24.21
390 Interlocken	Broomfield	CO	2002	241,751	212,330	87.8%	28.02
Hillview Center	Milpitas	CA	1984	36,288	36,288	100.0%	16.85
West Total				2,642,847	2,328,596	88.1%	31.09

Grand Total				10,163,615	9,067,646	89.2%	$27.92

Excludes a property at 801 Marquette in Minneapolis, MN that is being redeveloped and is a non-operating property.

(a)	Based on weighted occupied square feet for the year ended December 31, 2016, including month-to-month tenants, divided by the Property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the year ended December 31, 2016 per weighted occupied square foot.

The information presented below is a lease expiration table for ten years and thereafter, stating (i) the number of tenants whose leases will expire, (ii) the total area in square feet covered by such leases, (iii) the annual rental represented by such leases in dollars and by square feet, and (iv) the percentage of gross annual rental represented by such leases.

			Rentable			Annualized	Percentage
	Number of		Square			Rent	of Total
Year of	Leases		Footage		Annualized	Per Square	Annualized
Lease	Expiring		Subject to		Rent Under	Foot Under	Rent Under
Expiration	Within the		Expiring		Expiring	Expiring	Expiring	Cumulative
December 31,	Year (a)		Leases		Leases (b)	Leases	Leases	Total

2017	80	(c)	704,297		$21,787,488	$30.94	8.6%	8.6%
2018	86		1,219,193		38,101,723	31.25	15.1%	23.7%
2019	79		1,359,362		38,013,112	27.96	15.1%	38.8%
2020	74		1,017,262		29,039,426	28.55	11.5%	50.3%
2021	59		856,990		22,799,732	26.60	9.1%	59.4%
2022	53		1,177,420		33,189,062	28.19	13.2%	72.6%
2023	28		732,996		18,454,352	25.18	7.3%	79.9%
2024	23		465,469		9,902,355	21.27	3.9%	83.8%
2025	11		359,406		9,037,500	25.15	3.6%	87.4%
2026	8		451,597		14,892,002	32.98	5.9%	93.3%
2027 and thereafter	65		733,338	(d)	16,718,397	22.80	6.7%	100.0%
	566		9,077,330		$251,935,150	$27.75	100.0%
Vacancies as of 12/31/16			1,086,285
Total Portfolio Square Footage			10,163,615

(a)

The number of leases approximates the number of tenants. Tenants with lease maturities in different years are included in annual totals for each lease. Tenants may have multiple leases in the same year.

(b)

Annualized rent represents the monthly rent charged, including tenant reimbursements, for each lease in effect at December 31, 2016 multiplied by 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

(c)	Includes 10 leases that are month-to-month.
(d)	Includes 99,069 square feet that are non-revenue producing building amenities.

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

Three Months	Range
Ended	High	Low
December 31, 2016	$13.15	$10.70
September 30, 2016	$13.18	$11.96
June 30, 2016	$12.32	$10.32
March 31, 2016	$10.91	$8.67

December 31, 2015	$11.81	$9.45
September 30, 2015	$12.04	$10.17
June 30, 2015	$13.06	$11.28
March 31, 2015	$13.60	$12.15

As of February 1, 2017, there were 10,345 holders of our common stock, including both holders of record and participants in securities position listings.

On January 6, 2017, our board of directors declared a dividend of $0.19 per share of our common stock payable to stockholders of record as of January 20, 2017 that was paid on February 9, 2017.  Set forth below are the distributions per share of common stock made by FSP Corp. in each quarter since 2015.

Quarter	Distribution Per Share of
Ended	Common Stock of FSP Corp.
December 31, 2016	$0.19
September 30, 2016	$0.19
June 30, 2016	$0.19
March 31, 2016	$0.19

December 31, 2015	$0.19
September 30, 2015	$0.19
June 30, 2015	$0.19
March 31, 2015	$0.19

While not guaranteed, we expect that cash dividends on our common stock comparable to our most recent quarterly dividend will continue to be paid in the future. See Part I, Item 1A Risk Factors, “Our level of dividends may fluctuate.” for additional information.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on the Company’s common stock between December 31, 2011 and December 31, 2016 with the cumulative total return of (1) the NAREIT Equity Index, (2) the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”) and (3) the Russell 2000 Total Return Index over the same period.  This graph assumes the investment of $100.00 on December 31, 2011 and assumes that any distributions are reinvested.

	As of December 31,
	2011	2012	2013	2014	2015	2016
FSP	$100	$133	$136	$149	$134	$179
NAREIT Equity	100	120	123	158	162	176
S&P 500	100	116	154	175	177	198
Russell 2000	100	116	162	169	162	196

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

	Year Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014	2013	2012

Operating Data:
Total revenue	$249,888	$243,867	$249,683	$213,636	$161,580
Income from:
Income from continuing operations	8,378	35,014	13,148	17,294	22,950
Income from discontinued operations	—	—	—	2,533	(15,317)
Net income	8,378	35,014	13,148	19,827	7,633

Basic and diluted income per share:
Continuing operations	$0.08	$0.35	$0.13	$0.18	$0.28
Discontinued operations	—	—	—	0.03	(0.19)
Total	$0.08	$0.35	$0.13	$0.21	$0.09

Distributions declared per share outstanding:	$0.76	$0.76	$0.76	$0.76	$0.76

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Total assets	$2,088,133	$1,919,015	$1,933,106	$2,039,932	$1,522,908
Total liabilities	1,126,089	983,359	953,459	989,766	658,159
Total shareholders’ equity	962,044	935,656	979,647	1,050,166	864,749

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

Overview

FSP Corp., or we or the Company, operates in a single reportable segment: real estate operations.  The real estate operations market involves real estate rental operations, leasing, secured financing of real estate and services provided for asset management, property management, property acquisitions, dispositions and development.  Our current strategy is to invest in select urban infill and central business district properties, with primary emphasis on our top five markets of Atlanta, Dallas, Denver, Houston and Minneapolis.  We believe that our top five markets have macro-economic drivers that have the potential to increase occupancies and rents.  We will also monitor other markets for opportunistic investments.  We seek value-oriented investments with an eye towards long-term growth and appreciation, as well as current income.

As of December 31, 2016, approximately 7.7 million square feet, or approximately 75.3% of our total owned portfolio, was located in our top five markets.  From time-to-time we may dispose of our smaller, suburban office assets and replace them with larger urban infill and central business district office assets located primarily in our top five markets.  As we execute this strategy, short term operating results could be adversely impacted.  However, we believe that the transformed portfolio has the potential to provide higher profit and asset value growth over a longer period of time.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of slow economic growth, with continued declining unemployment rates, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, the pace of economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit and interest rates.  In addition, the Federal Reserve Bank has indicated that it anticipates raising interest rates in 2017.  Any increase in interest rates could result in increased borrowing costs to us.  However, we could also benefit from any further improved economic fundamentals and increasing levels of employment.  We believe that the economy is in a cyclically-slower but prolonged broad-based upswing.  However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Real Estate Operations

Leasing

Our real estate portfolio was approximately 89.3% leased as of December 31, 2016, a decrease from 91.6% as of December 31, 2015.  The 2.3% decrease in leased space was a result of lease expirations and terminations during 2016 that were not leased at December 31, 2016.  As of December 31, 2016, we had 1,086,000 square feet of vacancy in our portfolio compared to 800,000 square feet of vacancy at December 31, 2015.  During the year ended December 31, 2016, we leased approximately 1,194,000 square feet of office space, of which approximately 895,000 square feet were with existing tenants, at a weighted average term of 6.6 years.  On average, tenant improvements for such leases were $18.71 per square foot, lease commissions were $10.05 per square foot and rent concessions were approximately three months of free rent.  Average GAAP base rents under such leases were $29.64 per square foot, or 10.4% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2015.

In January 2016, our property at 801 Marquette Avenue in Minneapolis, Minnesota, with approximately 170,000 square feet of space, became vacant and we are redeveloping the property.  After extensive costing analysis with our potential development partners and outside professionals, we have decided to redevelop the existing building ourselves, rather than raze it and build a new, mixed use tower with outside development partners.  Interior demolition and construction work commenced during the three months ended September 30, 2016.  We estimate the total redevelopment cost to be approximately $20 million, including leasing costs.  Delivery of the completed project is expected by the end of the second quarter of 2017.  Upon completion, we expect the redevelopment to result in approximately 128,000 net rental square feet and for the property to attain rents of approximately $17 to $19 net rent per square foot compared to previously expired net rent of approximately $4.75 per square foot.

As of December 31, 2016, leases for approximately 6.9% and 12.0% of the square footage in our portfolio are scheduled to expire during 2017 and 2018, respectively.  As the first quarter of 2017 begins, we believe that our property portfolio is well stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants.  We believe that most of our largest property markets are now experiencing generally steady or improving rental conditions.  We anticipate continued positive leasing activity within the portfolio in 2017.

While we cannot generally predict when an existing vacancy in our real estate portfolio will be leased or if existing tenants with expiring leases will renew their leases or what the terms and conditions of the lease renewals will be, we expect to renew or sign new leases at then-current market rates for locations in which the buildings are located, which could be above or below the expiring rates.  Also, we believe the potential for any of our tenants to default on its lease or to seek the protection of bankruptcy exists.  If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment.  In addition, at any time, a tenant of one of our properties may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders.

Real Estate Acquisition and Investment Activity

During 2016:

•	on January 19, we received approximately $37.5 million from FSP 385 Interlocken Development Corp. as repayment in full of a Sponsored REIT Loan;
•	during the year ended December 31, we received approximately $2.3 million from FSP Satellite Place Corp., as partial prepayment of a Sponsored REIT Loan;
•	on June 6, we acquired an office property with approximately 325,800 rentable square feet for $82 million located in Minneapolis, Minnesota;

•	on August 10, we acquired an office property with approximately 160,000 rentable square feet for $45.5 million located in Atlanta, Georgia;
•	on December 1, we acquired an office property with approximately 613,000 rentable square feet for $154.2 million located in Denver, Colorado; and
•	we have continued to actively explore additional potential real estate investment opportunities and anticipate further real estate investments in the future.

During 2015:

•	we funded advances on Sponsored REIT Loans for revolving lines of credit in the aggregate amount of approximately $4.0 million;
•	on April 8, we acquired an office property with approximately 442,130 rentable square feet of space for $78.0 million located in the Central Perimeter Submarket of Atlanta, Georgia; and
•	on December 7, we funded a Sponsored REIT Loan for a mortgage loan secured by a property of approximately $21.0 million.

During 2014:

•	we funded advances on Sponsored REIT Loans for revolving lines of credit in the aggregate amount of approximately $11.2 million;
•	on June 19, we received approximately $13.9 million from FSP Galleria North Corp. as repayment in full of a Sponsored REIT Loan; and
•	on December 23, we received approximately $3.4 million from FSP Highland Place I Corp. as repayment in full of a Sponsored REIT Loan.

Property Dispositions and Assets Held for Sale

On April 5, 2016, we sold an office property located in Maryland Heights, Missouri at approximately a $4.2 million gain.  During the three months ended June 30, 2016, we reached a decision to classify our office property located in Federal Way, Washington, as an asset held for sale.  In evaluating the Federal Way, Washington property, management considered various subjective factors, including the time, cost and likelihood of successfully leasing the property, the effect of the property’s results on its unencumbered asset value, which is part of the leverage ratio used to compare to a maximum leverage covenant in the BMO Term Loan and the BAML Credit Facility, future capital costs to upgrade and reposition the multi-tenant property and to lease up the building, recent leasing and economic activity in the local area, and offers to purchase the property.  We concluded that selling the property was the more prudent decision and outweighed the potential future benefit of continuing to hold the property.   The property was expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $4.8 million net of applicable income taxes and was classified as an asset held for sale of $9.3 million at June 30, 2016.  During the three months ended September 30, 2016, we increased the provision for loss by $0.5 million to $5.3 million net of applicable income taxes and the property was classified as an asset held for sale in the amount of $8.8 million at September 30, 2016.  The Company sold the property on December 16, 2016 for net proceeds of $7.3 million resulting in a total loss of $7.1 million, net of applicable income taxes.  During the three months ended December 31, 2016, we reached an agreement to sell an office property located in Milpitas, California.  The property was classified as an asset held for sale at December 31, 2016 and was sold on January 6, 2017 at a $2.3 million gain.

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

The disposal of these properties did not represent a strategic shift that has a major effect on the Company’s operations and financial results.  Accordingly, the properties remained classified within continuing operations for all periods presented.

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

Derivative Instruments

We recognize derivatives on the balance sheet at fair value. Derivatives that do not qualify, or are not designated as hedge relationships, must be adjusted to fair value through income. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income within stockholders’ equity. Amounts are then reclassified from accumulated other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. The ineffective portion of the derivatives’ fair value is recognized directly into earnings as “Other” in our income statement. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. We currently have no fair value hedges outstanding. Fair values of derivatives are subject to significant variability based on changes in interest rates and counterparty credit risk. To the extent we enter into fair value hedges in the future, the results of such variability could be a significant increase or decrease in our derivative assets, derivative liabilities, book equity, and/or earnings.

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

Results of Operations

Impact of Real Estate Acquisitions, Dispositions and Investment Activity:

The results of operations for each of the acquired properties, and properties sold prior to their date of sale are included in our operating results as of their respective purchase dates or the date of funding and repayment for mortgage investments, as applicable.  Increases and decreases in rental revenues and interest income from loans and expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015, or for the year ended December 31, 2015 compared to the year ended December 31, 2014, are primarily a result of the timing of these acquisitions and dispositions and the contribution of these acquired properties after their acquisition date or sold properties prior to their sale date, as well as the effect on interest income from the dates of funding and repayment on our mortgage investments.

The following table shows financial results for the years ended December 31, 2016 and 2015.

	Year ended December 31,
(in thousands)	2016	2015	Change
Revenues:
Rental	$244,349	$237,856	$6,493
Related party revenue:
Management fees and interest income from loans	5,465	5,930	(465)
Other	74	81	(7)
Total revenues	249,888	243,867	6,021
Expenses:
Real estate operating expenses	65,335	61,890	3,445
Real estate taxes and insurance	40,140	38,660	1,480
Depreciation and amortization	93,052	91,359	1,693
Selling, general and administrative	14,126	13,291	835
Interest	26,548	25,432	1,116
Total expenses	239,201	230,632	8,569

Income before interest income, equity in losses of non-consolidated REITs, other, gain (loss) on sale of properties, less applicable income tax and taxes	10,687	13,235	(2,548)
Interest income	—	1	(1)
Equity in losses of non-consolidated REITs	(831)	(1,451)	620
Other	1,878	—	1,878
Gain (loss) on sale of properties, less applicable income tax	(2,938)	23,662	(26,600)

Income before taxes on income	8,796	35,447	(26,651)
Taxes on income	418	433	(15)

Net income	$8,378	$35,014	$(26,636)

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015

Revenues

Total revenues increased by approximately $6.0 million to $249.9 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015.  The increase was primarily a result of:

•

An increase in rental revenue of approximately $6.5 million arising primarily from rental revenue for properties that we acquired on each of April 8, 2015, June 6, 2016, August 10, 2016 and December 1, 2016, which was partially offset by the loss of revenue from the disposition of four other properties during 2015 and 2016.  We sold a property on each of May 13, 2015, December 9, 2015, April 5, 2016 and December 16, 2016. In addition, our leased space decreased 2.3% to 89.3% at December 31, 2016 compared to 91.6% at December 31, 2015.

The increase was partially offset by:

•

A decrease in interest income from loans to Sponsored REITs of approximately $0.5 million as a result of repayments of Sponsored REIT Loans and lower interest rates, which was partially offset by the funding of an advance and a Sponsored REIT Loan we made in December 2015.

Expenses

Total expenses increased by $8.5 million to $239.5 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015.  The increase was primarily a result of:

•

An increase in real estate operating expenses and real estate taxes and insurance of approximately $4.9 million and an increase in depreciation and amortization of approximately $1.7 million, which were attributable to the acquisition of properties on April 8, 2015, June 6, 2016, August 10, 2016 and December 1, 2016, and were partially offset by decreases as a result of the disposition of four properties during 2015 and 2016.

•

An increase in selling, general and administrative expenses of $0.8 million as a result of increases in acquisition costs and personnel related expenses.  We had 39 employees as of December 31, 2016 and 40 employees as of December 31, 2015.

•

An increase in interest expense of approximately $1.1 million to $26.5 million for the year ended December 31, 2016 compared to the same period in 2015.  The increase was primarily attributable to higher interest rates, additional borrowings under the JPM Term Loan (as defined below) we entered into on November 30, 2016 and an increase in amortization of deferred financing costs during the year ended December 31, 2016 as compared to the same period in 2015.

Equity in losses of non-consolidated REITs

Equity in losses from non-consolidated REITs decreased approximately $0.6 million to a loss of $0.8 million during the year ended December 31, 2016 compared to the same period in 2015.  The decrease was primarily attributable to equity in the loss from our preferred stock investment in a Sponsored REIT, FSP 303 East Wacker Drive Corp., which we refer to as East Wacker, decreased $0.8 million during the year ended December 31, 2016, compared to the same period in 2015.

Gains (loss) on sale of properties, less applicable income tax

We sold an office property located in Maryland Heights, Missouri on April 5, 2016, at a $4.2 million gain.  During the three months ended June 30, 2016, we reached a decision to classify our office property located in Federal Way, Washington, as an asset held for sale.  In evaluating the Federal Way, Washington property, management considered various subjective factors, including the time, cost and likelihood of successfully leasing the property, the effect of the property’s results on its unencumbered asset value, which is part of the leverage ratio used to compare to a maximum leverage covenant in the BMO Term Loan and the BAML Credit Facility, future capital costs to upgrade and reposition the multi-tenant property and to lease up the building, recent leasing and economic activity in the local area, and offers to purchase the property.  We concluded that selling the property was the more prudent decision and outweighed the potential future benefit of continuing to hold the property.   The property was expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $4.8 million net of applicable income taxes and was classified as an asset held for sale of $9.3 million at June 30, 2016.  During the three months ended September 30, 2016, we increased the provision for loss by $0.5 million to $5.3 million net of applicable income taxes and was the property was classified as an asset held for sale in the amount of $8.8 million at September 30, 2016.  The Company estimated the fair value of the property, less estimated costs to sell using the offers to purchase the property made by third parties (Level 3 inputs, as there is no active market).  The Company sold the property on December 16, 2016 for $7.3 million of net proceeds, resulting in a total loss of $7.1 million, net of applicable income taxes.  During the year ended December 31, 2015, we recorded gains on sale of four properties.  We sold an office property located in Plano, Texas on February 23, 2015 at a $1.5 million gain, an office property located in Eden Prairie, Minnesota on March 31, 2015 at a $9.0 million gain, an office property located in Charlotte, North Carolina on May 13, 2015 at a $0.9 million gain and an office property located in San Jose, California on December 9, 2015 at a $12.3 million gain.

Other

A $1.9 million credit to Other expense for the year ended Decmeber 31, 2016 is attributable to hedge ineffectiveness from our derivatives’ fair value.  The ineffective portion of the derivatives’ fair value are recognized directly into earnings each quarter as hedge ineffectiveness.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, a tax on revenues from Texas properties, which decreased $46,000 while federal and other income taxes increased $31,000 for year ended December 31, 2016, compared to the same period in 2015.

Net Income

Net Income for the year ended December 31, 2016 was $8.4 million compared to $35.0 million for the year ended December 31, 2015, for the reasons described above.

The following table shows financial results for the years ended December 31, 2015 and 2014.

	Year ended December 31,
(in thousands)	2015	2014	Change
Revenues:
Rental	$237,856	$243,341	$(5,485)
Related party revenue:
Management fees and interest income from loans	5,930	6,241	(311)
Other	81	101	(20)
Total revenues	243,867	249,683	(5,816)
Expenses:
Real estate operating expenses	61,890	62,032	(142)
Real estate taxes and insurance	38,660	36,857	1,803
Depreciation and amortization	91,359	95,915	(4,556)
Selling, general and administrative	13,291	12,983	308
Interest	25,432	27,433	(2,001)
Total expenses	230,632	235,220	(4,588)

Income before interest income, equity in losses of non-consolidated REITs, gain (loss) on sale of properties, less applicable income tax and taxes	13,235	14,463	(1,228)
Interest income	1	3	(2)
Equity in losses of non-consolidated REITs	(1,451)	(1,760)	309
Gain (loss) on sale of properties, less applicable income tax	23,662	940	22,722

Income before taxes on income	35,447	13,646	21,801
Taxes on income	433	498	(65)

Net income	$35,014	$13,148	$21,866

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

Expenses

Total expenses decreased by $4.6 million to $230.6 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014.  The decrease was primarily a result of:

•

A decrease in depreciation and amortization of $4.5 million and real estate operating expenses of $0.1 million as a result of the disposition of one property in December 2014 and the disposition of four properties during 2015.  A property was sold on each of February 23, 2015, March 31, 2015, May 13, 2015 and December 9,

2015.  In addition, our real estate operating expenses decreased because leased space in our real estate portfolio decreased approximately 1.2% percentage points to 91.6% at December 31, 2015 compared to 92.8% at December 31, 2014.  These decreases were partially offset by depreciation and amortization and real estate operating expenses of a property we acquired on April 8, 2015.

•

A decrease in interest expense of approximately $2.0 million to $25.4 million for the year ended December 31, 2015 compared to the same period in 2014.  The decrease was primarily attributable to lower interest rates during the year ended December 31, 2015 compared to the year ended December 31, 2014.

These decreases were partially offset by:

•

An increase in real estate taxes and insurance of approximately $1.8 million, which was primarily the result of increases in property taxes in properties in our portfolio and from a property we acquired on April 8, 2015, which was partially offset by the disposition of one property in December 2014 and four properties in 2015.

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

Non-GAAP Financial Measures

During the three months ended June 30, 2016 we changed the definition of Funds from Operations, which we refer to as FFO, and Net Operating Income, which we refer to as NOI, to exclude hedge ineffectiveness, which does not affect any prior period.  Our interest rate swaps effectively fix interest rates on our term loans, however, there is no floor on the variable interest rate of the swaps whereas the current term loans are subject to a zero percent floor. As a result there is a mismatch and the ineffective portion of the derivatives’ changes in fair value are recognized directly into earnings each quarter as hedge ineffectiveness. We believe that FFO and Property NOI excluding hedge ineffectiveness is useful supplemental information regarding our operating performance as it provides a more meaningful and consistent comparison of our operating performance and allows investors to more easily compare our operating results.

During the year ended December 31, 2016, we recorded $1.9 million of other income from hedge ineffectiveness in earnings attributable to the zero percent floor mismatch in the hedging relationships.

Funds From Operations

The Company evaluates performance based on FFO as management believes that FFO represents the most accurate measure of activity and is the basis for distributions paid to equity holders.  The Company defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, hedge ineffectiveness and acquisition costs of newly acquired properties that are not capitalized, plus depreciation and amortization, including amortization of acquired above and below market lease intangibles and impairment charges on properties or investments in non-consolidated REITs, and after adjustments to exclude equity in income or losses from, and, to include the proportionate share of FFO from, non-consolidated REITs.

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

The calculations of FFO are shown in the following table:

	For the Year Ended December 31,
(in thousands):	2016	2015	2014
Net income	$8,378	$35,014	$13,148
(Gain) loss on sale of properties, less applicable income tax	2,938	(23,662)	(940)
Equity in losses of non-consolidated REITs	831	1,451	1,760
FFO from non-consolidated REITs	3,041	2,732	1,930
Depreciation and amortization	92,556	91,201	96,550
NAREIT FFO	107,744	106,736	112,448
Hedge ineffectiveness	(1,878)	—	—
Acquisition costs of new properties	479	154	14

Funds From Operations	$106,345	$106,890	$112,462

Net Operating Income (NOI)

The Company provides property performance based on NOI.  Management believes that investors are interested in this information.  NOI is a non-GAAP financial measure that the Company defines as net income (the most directly comparable GAAP financial measure) plus selling, general and administrative expenses, depreciation and amortization, including amortization of acquired above and below market lease intangibles and impairment charges, interest expense, less equity in earnings of nonconsolidated REITs, interest income, management fee income, hedge ineffectiveness, gains or losses on the sale of assets and excludes non-property specific income and expenses. The information presented includes footnotes and the data is shown by region with properties owned in both periods, which we call Same Store.  The Comparative Same Store results include properties held for the periods presented and exclude properties that are non-operating, being developed or redeveloped, dispositions and significant nonrecurring income such as bankruptcy settlements and lease termination fees.  NOI, as defined by the Company, may not be comparable to NOI reported by other REITs that define NOI differently. NOI should not be considered an alternative to net income as an indication of our performance or to cash flows as a measure of the Company’s liquidity or its ability to make distributions.  The calculations of NOI are shown in the following table:

	Net Operating Income (NOI)*
		Year	Year
(in thousands)	Rentable	Ended	Ended	Inc	%
Region	Square Feet	31-Dec-16	31-Dec-15	(Dec)	Change
East	1,332	$18,404	$18,822	$(418)	(2.2)%
MidWest	1,235	11,916	12,225	(309)	(2.5)%
South	4,025	63,014	63,703	(689)	(1.1)%
West	2,046	32,606	31,760	846	2.7%
Same Store	8,638	125,940	126,510	(570)	(0.5)%

Acquisitions	1,525	9,461	3,214	6,247	4.8%
Property NOI from the continuing portfolio	10,163	135,401	129,724	5,677	4.4%
Dispositions, Non-Operating, Development or Redevelopment		713	4,956	(4,243)	(3.3)%
Property NOI		$136,114	$134,680	$1,434	1.1%

Same Store		$125,940	$126,510	$(570)	(0.5)%

Less Nonrecurring
Items in NOI (a)		1,647	1,152	495	(0.4)%

Comparative
Same Store		$124,293	$125,358	$(1,065)	(0.8)%

	Year	Year
	Ended	Ended
Reconciliation to Net income	31-Dec-16	31-Dec-15
Net Income	$8,378	$35,014
Add (deduct):
(Gain) loss on sale of properties,
less applicable income taxes	2,938	(23,662)
Hedge ineffectiveness	(1,878)	—
Management fee income	(2,824)	(2,468)
Depreciation and amortization	93,052	91,359
Amortization of above/below market leases	(496)	(158)
Selling, general and administrative	14,126	13,291
Interest expense	26,548	25,432
Interest income	(4,834)	(5,230)
Equity in losses of non-consolidated REITs	831	1,451
Non-property specific items, net	273	(349)
Property NOI	$136,114	$134,680

(a)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

Liquidity and Capital Resources

Cash and cash equivalents were $9.3 million and $18.2 million at December 31, 2016 and December 31, 2015, respectively. The decrease of $8.9 million is attributable to $94.3 million provided by operating activities, less $245.0 million used in investing activities plus $141.8 million provided by financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $94.3 million is primarily attributable to net income of $8.4 million excluding a net loss on the sale of properties of $2.9 million, plus the add-back of $91.7 million of non-cash expenses and a decrease in accounts payable and accrued expenses of $5.8 million and a decrease in tenant security deposits of $0.5 million.  These increases were partially offset by a $13.0 million increase in payments of deferred leasing commissions, a $1.1 million increase in lease acquisition costs, a $0.7 million increase in prepaid expenses and other assets and a $0.2 million increase in tenant rent receivables.

Investing Activities

Our cash used by investing activities for the year ended December 31, 2016 of $245.0 million is primarily attributable to the cost of three properties acquired during 2016 of approximately $272.6 million, purchases of other real estate assets and office equipment investments and office equipment of approximately $37.5 million and an investment in a related party mortgage loan receivable of $3.0 million.  These uses were partially offset by repayments received from related party mortgage receivables of $39.8 million, net proceeds received from the sale of a property on April 5, 2016 of $20.0 million and net proceeds from the sale of a property in December 16, 2016 of $7.3 million and distributions received from non-consolidated REITs of $1.0 million.

Financing Activities

Our cash provided by financing activities for the year ended December 31, 2016 of $141.8 million is primarily attributable to net proceeds from an equity offering of common stock of $82.9 million and proceeds of the JPM Term Loan of $150 million, partially offset by distributions paid to stockholders of $77.5 million, net repayments on the BAML Revolver (as defined below) of $10.0 million and financing costs paid of $3.6 million.

JPM Term Loan

On November 30, 2016, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lending institutions party thereto (“JPM Credit Agreement”), to provide a single unsecured bridge loan in the aggregate principal amount of $150 million (the “JPM Term Loan”) that remains fully advanced and outstanding.  The JPM Term Loan has a two year term that matures on November 30, 2018.

The JPM Term Loan bears interest at either (i) a number of basis points over the Eurodollar Rate depending on the Company’s credit rating (135.0 basis points over the Eurodollar Rate at December 31, 2016) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (35.0 basis points over the base rate at December 31, 2016).

The actual margin over the Eurodollar Rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

				EURODOLLAR
	CREDIT			RATE		BASE RATE
LEVEL	RATING			MARGIN		MARGIN
I	BBB	/	Baa2 (or higher)	110.0	bps	10.0	bps
II	BBB-	/	Baa3	135.0	bps	35.0	bps
III	<BBB-	/	Baa3	185.0	bps	85.0	bps

For purposes of the JPM Term Loan, base rate means, for any day, a fluctuating rate per annum equal to the greatest of: (i) JPMorgan Chase Bank, N.A.’s prime rate in effect on such day, (ii) the greater of the Federal Funds Rate or the overnight bank funding rate in effect on such day, plus ½ of 1.00% (but no less than zero), and (iii) the one month Adjusted LIBOR based rate for a such day plus 1.00%. For purposes of the JPM Term Loan, the Eurodollar Rate means, for any interest period, the LIBO Rate for the applicable interest period multiplied by the statutory reserve rate, and in any event, the Eurodollar Rate shall not be less than zero.  As of December 31, 2016, the Company’s credit rating from Moody’s Investors Service was Baa3.

Based upon the Company’s credit rating, as of December 31, 2016, the weighted average interest rate on the JPM Term Loan was 2.16% per annum.  The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2016 was approximately 1.99% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the JPM Term Loan financial covenants as of December 31, 2016.

The Company used the net proceeds of the JPM Term Loan to acquire the property located at 600 17th Street, Denver, Colorado on December 1, 2016 and for other general business purposes.

BMO Term Loan

On July 21, 2016, the Company entered into a First Amendment (the “BMO First Amendment”) to the Amended and Restated Credit Agreement dated October 29, 2014, among the Company, the lending institutions party thereto and Bank of Montreal, as administrative agent ( as amended by the BMO First Amendment, the “BMO Credit Agreement”). The BMO Credit Agreement provides for a single, unsecured term loan borrowing in the amount of $220 million (the “BMO Term Loan”) that remains fully advanced and outstanding. The BMO Term Loan matures on August 26, 2020. The BMO Credit Agreement also includes an accordion feature that allows up to $50 million of additional loans, subject to receipt of lender commitments and satisfaction of certain customary conditions.

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at December 31, 2016) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at December 31, 2016).

The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

	CREDIT				LIBOR RATE		BASE RATE
LEVEL	RATING				MARGIN		MARGIN
I	A-	/	A3	(or higher)	105.0	bps	5.0	bps
II	BBB+	/	Baa1		115.0	bps	15.0	bps
III	BBB	/	Baa2		135.0	bps	35.0	bps
IV	BBB-	/	Baa3		165.0	bps	65.0	bps
V	<BBB-	/	Baa3		215.0	bps	115.0	bps

For purposes of the BMO Term Loan, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 1/2 of 1.00%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2016, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the BMO Term Loan is variable, under the Original BMO Credit Agreement and under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, as of December 31, 2016, the effective interest rate on the BMO Term Loan was 3.97% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or BMO administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of December 31, 2016.

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

BAML Revolver Highlights

•

The BAML Revolver is for borrowings, at the Company's election, of up to $500 million.  Borrowings made pursuant to the BAML Revolver may be revolving loans, swing line loans or letters of credit, the combined sum of which may not exceed $500 million outstanding at any time.

•

Borrowings made pursuant to the BAML Revolver may be borrowed, repaid and reborrowed from time to time until the initial maturity date of October 29, 2018.  The Company has the right to extend the initial maturity date of the BAML Revolver by an additional 12 months, or until October 29, 2019, upon payment of a fee and satisfaction of certain customary conditions.

•

The BAML Credit Facility includes an accordion feature that allows for an aggregate amount of up to $350 million of additional borrowing capacity applicable to the BAML Revolver and/or the BAML Term Loan subject to receipt of lender commitments and satisfaction of certain customary conditions.

As of December 31, 2016, there were borrowings of $280 million outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.25% over LIBOR at December 31, 2016) or (ii) a margin over the base rate depending on the Company’s credit rating (0.25% over the base rate at December 31, 2016). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $500 million (0.25% at December 31, 2016). The actual amount of any applicable facility fee, and the margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid.

					LIBOR		Base
					Rate	Facility	Rate
Level	Credit Rating				Margin	Fee	Margin
I	A-	/	A3	(or higher)	0.875%	0.125%	0%
II	BBB+	/	Baa1		0.925%	0.150%	0%
III	BBB	/	Baa2		1.050%	0.200%	0.050%
IV	BBB-	/	Baa3		1.250%	0.250%	0.250%
V	<BBB-	/	Baa3		1.650%	0.300%	0.650%

For purposes of the BAML Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 1/2 of 1.00%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2016, the Company’s credit rating from Moody’s Investors Service was Baa3.

Based upon the Company’s credit rating, as of December 31, 2016, the weighted average interest rate on the BAML Revolver was 1.88% per annum and there were borrowings of $280 million outstanding.  The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2016 was approximately 1.73% per annum.  As of December 31, 2015, there were borrowings of $290 million outstanding under the BAML Revolver at a weighted average rate of 1.54% per annum.

BAML Term Loan Highlights

•	The BAML Term Loan continues to be for $400 million.
•	The BAML Term Loan matures on September 27, 2021.
•

The BAML Credit Facility includes an accordion feature that allows for an aggregate amount of up to $350 million of additional borrowing capacity to the BAML Revolver and/or the BAML Term Loan, subject to receipt of lender commitments and satisfaction of certain customary conditions.

•	On September 27, 2012, the Company drew down the entire $400 million under the Original BAML Credit Agreement and such amount remains fully advanced and outstanding under the BAML Credit Agreement.

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.45% over LIBOR at December 31, 2016) or (ii) a margin over the base rate depending on the Company’s credit rating (0.45% over the base rate at December 31, 2016). The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

					LIBOR Rate	Base Rate
Level	Credit Rating				Margin	Margin
I	A-	/	A3	(or higher)	0.950%	0%
II	BBB+	/	Baa1		1.025%	0.025%
III	BBB	/	Baa2		1.200%	0.200%
IV	BBB-	/	Baa3		1.450%	0.450%
V	<BBB-	/	Baa3		1.900%	0.900%

For purposes of the BAML Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 1/2 of 1.00%, and (iii) the one month LIBOR based rate for such day plus 1.00%.  As of December 31, 2016, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement.  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years, until the September 27, 2017 maturity date.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021.  Accordingly, based upon the Company’s credit rating, as of December 31, 2016, the effective interest rate on the BAML Term Loan was 2.20% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the BAML Credit Facility financial covenants as of December 31, 2016.

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

As of December 31, 2016, we had an automatic shelf registration statement on Form S-3 on file with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our debt securities, common stock, preferred stock or depository shares.  From time to time, we expect to issue debt securities, common stock, preferred stock or depository shares under our existing automatic shelf registration statements or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of December 31, 2016, we were committed to fund up to $90.3 million to four Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $81.8 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Additional information about our Sponsored REIT Loans outstanding as of December 31, 2016, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 4, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the years ended December 31, 2016 and 2015, respectively, the rental income exceeded the expenses for each individual property, with the exception of one property located in Chesterfield, Missouri for the year ended December 31, 2015, and one property located in Minneapolis, Minnesota for the year ended December 31, 2016.

Our property located in Chesterfield, Missouri has approximately 116,000 square feet of rentable space and was approximately 96.2% leased as of December 31, 2015.  In January 2015, two tenants with leases for an aggregate of 99,000 square feet of rentable space vacated the property.  During 2015, we signed leases with two new tenants.  As of December 31, 2015, tenants occupied approximately 50,000 square feet of rentable space at the property and we had entered into a lease for 62,000 square feet of rentable space, but such lease had not yet commenced.  As a result of the vacancy during 2015, the rental revenue from the property did not cover operating expenses for the year ended December 31, 2015.  The property generated rental income of $835,000 and had operating expenses of $1,044,000 for the year ended December 31, 2015.  Rental revenue from the property covered operating expenses for the year ended December 31, 2016.

Our property located in Minneapolis, Minnesota has approximately 170,000 square feet of rentable space and became vacant in January 2016.  During the first quarter of 2016, we evaluated development and redevelopment opportunities at the property.  On March 31, 2016, we commenced a redevelopment plan for the property.  As a result of the vacancy, we had no rental income and had operating expenses of $290,000 during the year ended December 31, 2016.

Rental Income Commitments

Our commercial real estate operations include the leasing of office buildings subject to leases with terms greater than one year.  The leases thereon expire at various dates through 2031.  Approximate future minimum rental income from non-cancelable operating leases as of December 31, 2016 is:

Year ending
(in thousands)	December 31,

2017	$188,381
2018	174,557
2019	146,073
2020	121,368
2021	101,861
Thereafter (2022-2031)	236,020
$968,260

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2016:

	Payment due by period
Contractual	(in thousands)
Obligations	Total	2017	2018	2019	2020	2021	Thereafter
BAML Revolver (1) (2)	$292,629	$6,911	$285,718	$—	$—	$—	$—
JPM Term Loan (1) (3)	156,212	3,244	152,968	—	—	—	—
BAML Term Loan (1)	447,629	9,185	10,280	10,280	10,280	407,604	—
BMO Term Loan (1)	251,921	8,734	8,734	8,734	225,719	—	—
Operating Lease	3,314	424	404	412	421	429	1,224
Total	$1,151,705	$28,498	$458,104	$19,426	$236,420	$408,033	$1,224

(1)	Amounts include principal and interest payments.

(2)

Interest payments were estimated based on the variable rate in effect as of December 31, 2016, which was at an annual rate of 2.02% plus a facility fee calculated as 0.0025% of the $500 million available to be drawn.

(3)	Interest payments were estimated based on the variable rate in effect as of December 31, 2016, which was at an annual rate of 2.16%.

The operating lease in the table above consists of our lease of corporate office space, which commenced September 1, 2010, and was amended on October 25, 2016.  The amended lease expires on September 30, 2024 and has one five year renewal option.  The lease includes a base annual rent and additional rent for our share of taxes and operating costs.

In addition to the amounts in the table above, from time to time, we may provide Sponsored REIT Loans to our Sponsored REITs.  As of December 31, 2016, we were committed to fund Sponsored REIT Loans up to $90.3 million to five Sponsored REITs, of which $81.8 million in the aggregate was drawn and outstanding.  Additional information about our Sponsored REIT Loans outstanding as of December 31, 2016, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 4, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

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

At December 31, 2016, 2015 and 2014, we held a common stock interest in 7, 9, and 10 Sponsored REITs, respectively, all of which were fully syndicated and in which we no longer share economic benefit or risk.

From time to time, we may provide Sponsored REIT Loans to our Sponsored REITs.  As of December 31, 2016, we were committed to fund Sponsored REIT Loans up to $90.3 million to five Sponsored REITs, of which $81.8 million in the aggregate was drawn and outstanding.  Additional information about our Sponsored REIT Loans outstanding as of December 31, 2016, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 4, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  As of December 31, 2016 and December 31, 2015, if market rates on our outstanding borrowings under our BAML Revolver increased by 10% at maturity, or approximately 21 and 17 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.9 million and $0.5 million annually, respectively.  Based upon our credit rating, the interest rate on the BAML Revolver as of December 31, 2016 was LIBOR plus 125 basis points, or 1.88% per annum.  Based upon our credit rating, the interest rate on the JPM Term Loan as of December 31, 2016 was the Eurodollar Rate plus 135 basis points, or 2.16% per annum .  We do not believe that the interest rate risk on the BAML Revolver and the JPM Term Loan is material as of December 31, 2016.

Although the interest rates on the BMO Term Loan and the BAML Term Loan are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BAML Term Loan by entering into interest rate swap agreements.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning September 27, 2017 and ending September 27, 2021 (the “2017 Interest Rate Swap”).  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum until August 26, 2020 (the “BMO Interest Rate Swap”).  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum until September 27, 2017 (the “BAML Interest Rate Swap”).  Accordingly, based upon our credit rating, as of December 31, 2016, the interest rate on the BMO Term Loan was 3.97% per annum and the interest rate on the BAML Term Loan was 2.20% per annum.  The fair value of the 2017 Interest Rate Swap, the BMO Interest Rate Swap and the BAML Interest Rate Swap are affected by changes in market interest rates.  We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the 2017 Interest Rate Swap from September 27, 2017 until September 27, 2021.  We believe we have mitigated interest rate risk with respect to the BMO Term Loan through the BMO Interest Rate Swap until August 26, 2020.  We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the BAML Interest Rate Swap until September 27, 2017.  The 2017 Interest Rate Swap, the BMO Interest Rate Swap, the BAML Interest Rate Swap were our only derivative instruments as of December 31, 2016.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BMO Term Loan and our BAML Term Loan as of December 31, 2016 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$12,486
BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(5,551)
BAML Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$421

Our BMO Term Loan and our BAML Term Loan hedging transactions used derivative instruments that involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in either or both of the contracts. We require our derivatives contracts to be with counterparties that have investment grade ratings.  The counterparties to the 2017 Interest Rate Swap are a group of banks, the counterparty to the BMO Interest Rate Swap is Bank of Montreal and the counterparty to the BAML Interest Rate Swap is Bank of America, N.A., all of which have investment grade ratings.  As a result, we do not anticipate that either counterparty will fail to meet its obligations.  However, there can be no assurance that we will be able to adequately protect against the foregoing risks or that we will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

The Company’s derivatives are recorded at fair value in other liabilities in the consolidated balance sheets, the effective portion of the derivatives’ fair value is recorded to other comprehensive income in the consolidated statements of other comprehensive income (loss) and the ineffective portion of the derivatives’ fair value is recognized directly into earnings as other in the consolidated statements of income.

The interest rate swaps effectively fix the interest rate on the BAML Term Loan and BMO Term Loan; however, there is no floor on the variable interest rate of the swap whereas the current BAML Term Loan and BMO Term Loan are subject to a zero percent floor. As a result there is a mismatch and the ineffective portion of the derivatives’ changes in fair value are recognized directly into earnings.

During the year ended December 31, 2016, we recorded $ 1.9 million of hedge ineffectiveness in earnings, which is included in other in the consolidated statements of income.

The BAML Revolver has a term of four years and matures on October 29, 2018.  We have the right to extend the initial maturity date of the BAML Revolver by an additional 12 months, or until October 29, 2019, upon payment of a fee and satisfaction of certain customary conditions. The BAML Credit Facility includes an accordion feature that allows for up to $350 million of additional borrowing capacity applicable to the BAML Revolver and/or the BAML Term Loan, subject to receipt of lender commitments and satisfaction of certain customary conditions.  Upon maturity, our future income, cash flows and fair values relevant to financial instruments will be dependent upon the balance then outstanding and prevalent market interest rates.

The JPM Term Loan bears interest at either (i) a number of basis points (110 to 185 ) over the Eurodollar Rate depending on the Company’s credit rating (135.0 basis points over the Eurodollar Rate) or (ii) a number of basis points (10 to 85) over the base rate depending on the Company’s credit rating (35.0 basis points over the base rate). Based upon the Company’s credit rating, as of December 31, 2016, the weighted average interest rate on the JPM Term Loan was 2.16% per annum and there were borrowings of $150 million outstanding.  The weighted average interest rate on all amounts outstanding on the JPM Term Loan during the year ended December 31, 2016 was approximately 1.99% per annum.

We borrow from time-to-time under the BAML Revolver.  These borrowings bear interest at either (i) a rate equal to LIBOR plus 87.5 to 165 basis points depending on our credit rating at the time of the borrowing (LIBOR plus 125 basis points, or 2.02% at December 31, 2016) or (ii) a rate equal to the bank’s base rate plus up to 65 basis points depending on our credit rating at the time of the borrowing (the bank’s base rate plus 25 basis points, or 4.00% at December 31, 2016).  There were borrowings totaling $280 million and $290 million on the BAML Revolver, at a weighted average rate of 1.73% and 1.54% outstanding at December 31, 2016 and December 31, 2015, respectively.  We have drawn on the BAML Revolver, and intend to draw on the BAML Revolver in the future for a variety of corporate purposes, including the funding of Sponsored REIT Loans and the acquisition of properties that we acquire directly for our portfolio.  Information about our Sponsored REIT Loans as of December 31, 2016 is incorporated herein by reference to Note 4, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

The following table presents as of December 31, 2016 our contractual variable rate borrowings under our BAML Revolver, which matures on October 29, 2018, under our JPM Term Loan, which matures on November 30, 2018, under our BAML Term Loan, which matures on September 27, 2021 and under our BMO Term Loan, which matures on August 26, 2020.  Under the BAML Revolver, we have the right to extend the initial maturity date by an additional 12 months, or until October 29, 2019, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2017	2018	2019	2020	2021	Thereafter
BAML Revolver	$280,000	$—	$280,000	$—	$—	$—	$—
JPM Term Loan	150,000	—	150,000	—	—	—	—
BAML Term Loan	400,000	—	—	—	—	400,000	—
BMO Term Loan	220,000	—	—	—	220,000	—	—
Total	$1,050,000	$—	$430,000	$—	$220,000	$400,000	$—

Item 8.Financial Statements and Supplementary Data

The information required by this item is included in the financial pages following the Exhibit Index herein and incorporated herein by reference.  Reference is made to the Index to Consolidated Financial Statements in Item 15 of Part IV.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 2013 framework.

Based on our assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included elsewhere in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2016.  Please see page F-3.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10.Directors, Executive Officers and Corporate Governance

The response to this item is contained under the caption “Directors and Executive Officers of FSP Corp.” in Part I hereof and in the Proxy Statement under the captions “CORPORATE GOVERNANCE” “PROPOSAL ONE - ELECTION OF DIRECTORS” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is incorporated herein by reference.

Our board of directors has adopted a code of business conduct and ethics that applies to all of our executive officers, directors and employees.  The code was approved by the audit committee of our board of directors and by the full board of directors.  We have posted a current copy of our code under “Corporate Governance” in the “Investor Relations” section of our website at http://www.fspreit.com.  To the extent permitted by applicable rules of the NYSE MKT, we intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of business conduct and ethics with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website.

Item 11.Executive Compensation

The response to this item is contained in the Proxy Statement under the captions “COMPENSATION DISCUSSION AND ANALYSIS” and “DIRECTOR COMPENSATION AND STOCK OWNERSHIP GUIDELINES” and is incorporated herein by reference.

The “Compensation Committee Report” contained in the Proxy Statement shall not be deemed “soliciting material” or “filed” with the SEC or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended or the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into a document filed under the Securities Act or the Exchange Act.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in the Proxy Statement under the captions “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS” and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the Proxy Statement under the captions “PROPOSAL ONE - ELECTION OF DIRECTORS” “CORPORATE GOVERNANCE” and “TRANSACTIONS WITH RELATED PERSONS” and is incorporated herein by reference.

Item 14.Principal Accounting Fees and Services

The response to this item is contained in the Proxy Statement under the caption “PROPOSAL TWO - RATIFICATION OF THE APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” and is incorporated herein by reference.

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

Item 16.Form 10-K Summary.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of February 14, 2017 by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

By:	/s/ George J. Carter
George J. Carter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter	Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2017
George J. Carter

/s/ John G. Demeritt	Executive Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 14, 2017
John G. Demeritt

/s/ John N. Burke	Director	February 14, 2017
John Burke

/s/ Brian N. Hansen	Director	February 14, 2017
Brian N. Hansen

/s/ Kenneth A. Hoxsie	Director	February 14, 2017
Kenneth Hoxsie

/s/ Dennis J. McGillicuddy	Director	February 14, 2017
Dennis J. McGillicuddy

/s/ Georgia Murray	Director	February 14, 2017
Georgia Murray

/s/ Kathryn P. O’Neil	Director	February 14, 2017
Kathryn P. O’Neil

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

10.1+ (3)	2002 Stock Incentive Plan of FSP Corp.

10.2 (4)	Amended and Restated Credit Agreement, dated October 29, 2014, among FSP Corp., Bank of Montreal and the other parties thereto

10.3 (5)	First Amendment to Amended and Restated Credit Agreement, dated July 21, 2016, among FSP Corp., Bank of Montreal, and the other parties thereto.

10.4 (6)	Second Amended and Restated Credit Agreement, dated October 29, 2014, among FSP Corp., Bank of America, N.A. and the other parties thereto.

10.5 (7)	First Amendment to Second Amended and Restated Credit Agreement, dated July 21, 2016, among FSP Corp., Bank of America, N.A. and the other parties thereto.

10.6 (8)	Credit Agreement, dated November 30, 2016, among FSP Corp., JPMorgan Chase Bank, N.A. and the other parties thereto.

10.7+(9)	Form of Retention Agreement.

10.8+(10)	Change in Control Discretionary Plan.

12*	Calculation of Consolidated Ratios of Earnings to Fixed Charges and Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from FSP Corp.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to FSP Corp.’s Form 8-A, filed on April 5, 2005 (File No. 001-32470).

(2)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 15, 2013 (File No. 001-32470).

(3)	Incorporated by reference to FSP Corp.’s Annual Report on Form 10-K, filed on March 29, 2002 (File No. 000-32615).

(4)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on October 29, 2014 (File No. 001-32470).

(5)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on July 27, 2016 (File No. 001-32470).

(6)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on October 29, 2014 (File No. 001-32470).

(7)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on July 27, 2016 (File No. 001-32470).

(8)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on December 2, 2016 (File No. 001-32470).

(9)	Incorporated by reference to FSP Corp.’s Annual Report on Form 10-K, filed on February 24, 2006 (File No. 001-32470).

(10)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 8, 2006 (File No. 001-32470).

+	Management contract or compensatory plan or arrangement filed as an Exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

*	Filed herewith.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Franklin Street Properties Corp.:

We have audited the accompanying consolidated balance sheets of Franklin Street Properties Corp. as of December 31, 2016 and 2015, and the related consolidated statements of income, other comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Street Properties Corp. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Franklin Street Properties Corp.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 14, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Franklin Street Properties Corp.:

We have audited Franklin Street Properties Corp.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Franklin Street Properties Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Franklin Street Properties Corp.’s Annual Report on Form 10-K under the heading Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Franklin Street Properties Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Franklin Street Properties Corp. and our report dated February 14, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 14, 2017

Franklin Street Properties Corp.

Consolidated Balance Sheets

	December 31,
(in thousands)	2016	2015

Assets:
Real estate assets:
Land	$196,178	$170,021
Buildings and improvements	1,822,183	1,637,066
Fixtures and equipment	4,136	2,528
	2,022,497	1,809,615
Less accumulated depreciation	337,228	299,991
Real estate assets, net	1,685,269	1,509,624

Acquired real estate leases, less accumulated amortization of $112,441 and $112,844, respectively	125,491	108,046
Investment in non-consolidated REITs	75,165	77,019
Asset held for sale	3,871	—
Cash and cash equivalents	9,335	18,163
Restricted cash	31	23
Tenant rent receivables, less allowance for doubtful accounts of $100 and $130, respectively	3,113	2,898
Straight-line rent receivable, less allowance for doubtful accounts of $50 and $50, respectively	50,930	48,502
Prepaid expenses and other assets	5,231	5,484
Other assets: derivative asset	12,907	1,132
Related party mortgage loan receivable	81,780	118,641
Office computers and furniture, net of accumulated depreciation of $1,277 and $1,333, respectively	313	484
Deferred leasing commissions, net of accumulated amortization of $18,301 and $20,002, respectively	34,697	28,999

Total assets	$2,088,133	$1,919,015

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2016	2015

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$280,000	$290,000
Term loans payable, less unamortized financing costs of $4,783 and $2,353, respectively	765,217	617,647
Accounts payable and accrued expenses	57,259	49,489
Accrued compensation	3,784	3,726
Tenant security deposits	5,355	4,829
Other liabilities: derivative liabilities	5,551	8,243
Acquired unfavorable real estate leases, less accumulated amortization of $8,422 and $9,368, respectively	8,923	9,425

Total liabilities	1,126,089	983,359

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.0001 par value, 180,000,000 shares authorized, 107,231,155 and 100,187,405 shares issued and outstanding, respectively	11	10
Additional paid-in capital	1,356,457	1,273,556
Accumulated other comprehensive income (loss)	5,478	(7,111)
Distributions in excess of accumulated earnings	(399,902)	(330,799)

Total stockholders’ equity	962,044	935,656

Total liabilities and stockholders’ equity	$2,088,133	$1,919,015

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Income

	For the Year Ended
	December 31,
(in thousands, except per share amounts)	2016	2015	2014

Revenues:
Rental	$244,349	$237,856	$243,341
Related party revenue:
Management fees and interest income from loans	5,465	5,930	6,241
Other	74	81	101
Total revenues	249,888	243,867	249,683
Expenses:
Real estate operating expenses	65,335	61,890	62,032
Real estate taxes and insurance	40,140	38,660	36,857
Depreciation and amortization	93,052	91,359	95,915
Selling, general and administrative	14,126	13,291	12,983
Interest	26,548	25,432	27,433
Total expenses	239,201	230,632	235,220

Income before interest income, equity in losses of non-consolidated REITs, other and gain (loss) on sale of properties, less applicable income tax and taxes	10,687	13,235	14,463
Interest income	—	1	3
Equity in losses of non-consolidated REITs	(831)	(1,451)	(1,760)
Other	1,878	—	—
Gain (loss) on sale of properties, less applicable income tax	(2,938)	23,662	940

Income before taxes on income	8,796	35,447	13,646
Taxes on income	418	433	498

Net income	$8,378	$35,014	$13,148

Weighted average number of shares outstanding, basic and diluted	102,843	100,187	100,187

Net income per share, basic and diluted	$0.08	$0.35	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Other Comprehensive Income

	For the
	Year Ended
	December 31,
(in thousands)	2016	2015	2014

Net income	$8,378	$35,014	$13,148

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	12,589	(2,863)	(7,525)

Total other comprehensive income (loss)	12,589	(2,863)	(7,525)

Comprehensive income (loss)	$20,967	$32,151	$5,623

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2013	100,187	$10	$1,273,556	$3,277	$(226,677)	$1,050,166
Comprehensive income	—	—	—	(7,525)	13,148	5,623
Distributions	—	—	—	—	(76,142)	(76,142)
Balance, December 31, 2014	100,187	10	1,273,556	(4,248)	(289,671)	979,647
Comprehensive income	—	—	—	(2,863)	35,014	32,151
Distributions	—	—	—	—	(76,142)	(76,142)
Balance, December 31, 2015	100,187	10	1,273,556	(7,111)	(330,799)	935,656
Comprehensive income	—	—	—	12,589	8,378	20,967
Shares issued for:
Equity offering	7,044	1	82,901	—	—	82,902
Distributions	—	—	—	—	(77,481)	(77,481)
Balance, December 31, 2016	107,231	$11	$1,356,457	$5,478	$(399,902)	$962,044

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$8,378	$35,014	$13,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	95,243	93,426	97,916
Amortization of above market lease	(496)	(158)	635
Hedge ineffectiveness	(1,878)	—	—
(Gain) loss on sale of properties, less applicable income tax	2,938	(23,662)	(940)
Equity in losses of non-consolidated REITs	831	1,451	1,760
Increase (decrease) in allowance for doubtful accounts	(30)	(195)	275
Changes in operating assets and liabilities:
Restricted cash	(8)	719	(99)
Tenant rent receivables	(185)	2,030	94
Straight-line rents	(1,977)	(2,448)	(4,737)
Lease acquisition costs	(1,095)	(1,487)	(440)
Prepaid expenses and other assets	(721)	422	700
Accounts payable, accrued expenses and other items	5,751	5,505	206
Accrued compensation	58	(32)	773
Tenant security deposits	526	581	222
Payment of deferred leasing commissions	(12,965)	(8,276)	(6,347)
Net cash provided by operating activities	94,370	102,890	103,166
Cash flows from investing activities:
Property acquisitions	(221,119)	(66,104)	—
Property improvements, fixtures and equipment	(37,407)	(21,750)	(18,370)
Office computers and furniture	(83)	(179)	(191)
Acquired real estate leases	(51,509)	(10,604)	—
Distributions in excess of earnings from non-consolidated REITs	1,023	107	107
Investment in related party mortgage loan receivable	(3,000)	(25,000)	(11,170)
Repayment of related party mortgage receivable	39,861	—	17,275
Proceeds received on sales of real estate assets	27,262	85,426	14,192
Net cash provided by (used in) investing activities	(244,972)	(38,104)	1,843
Cash flows from financing activities:
Distributions to stockholders	(77,481)	(76,142)	(76,142)
Proceeds from equity offering	83,511	—	—
Offering costs	(609)	—	—
Borrowings under bank note payable	175,000	110,000	15,000
Repayments of bank note payable	(185,000)	(88,000)	(53,500)
Borrowing of term loan payable	150,000	—	—
Deferred financing costs	(3,647)	—	(2,471)
Net cash provided by (used in) financing activities	141,774	(54,142)	(117,113)
Net increase (decrease) in cash and cash equivalents	(8,828)	10,644	(12,104)
Cash and cash equivalents, beginning of year	18,163	7,519	19,623
Cash and cash equivalents, end of period	$9,335	$18,163	$7,519

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2016	2015	2014

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$23,896	$22,963	$25,623
Taxes on income	$490	$803	$668
Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$5,230	$3,211	$1,788

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

As of December 31, 2016, the Company owned and operated a portfolio of real estate consisting of 36 properties, one property that is in redevelopment and seven managed Sponsored REITs and held five promissory notes secured by mortgages on real estate owned by Sponsored REITs, including two mortgage loans and three revolving lines of credit.  From time-to-time, the Company may acquire real estate or make additional secured loans.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

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

Investments in non-consolidated REITs

The Company has a non-controlling common stock interest in seven Sponsored REITs and a non-controlling preferred stock interest in two of those Sponsored REITs.  The Company exercises influence over, but does not control these entities and investments are accounted for using the equity method.  Under the equity method of accounting, the Company's cost basis is adjusted by its share of the Sponsored REITs' earnings or losses. Equity in earnings or losses of Sponsored REITs is not recognized to the extent that the investment balance would become negative and distributions received are recognized as income once the investment balance is reduced to zero.

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

Acquired Real Estate Leases and Amortization

The Company recorded the value of acquired real estate leases as a result of three acquisitions in 2016 and one acquisition in 2015.  Acquired real estate leases represent costs associated with acquiring an in-place lease (i.e., the market cost to execute a similar lease, including leasing commission, tenant improvements, legal, vacancy and other related costs) and the value relating to leases with rents above the market rate.  Amortization is computed using the straight-line method over the term of the leases, which range from 3 months to 281 months.  Amortization expense of these combined components was approximately $36,854,000,  $38,829,000 and $44,701,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Amortization related to costs associated with acquiring an in-place lease is included in depreciation and amortization on the consolidated statements of income.  Amortization related to leases with rents above the market rate is offset against the rental revenue in the consolidated statements of income. The estimated annual amortization expense for the five years and thereafter following December 31, 2016 is as follows:

(in thousands)	December 31,
2017	$36,139
2018	29,007
2019	21,006
2020	13,631
2021	8,962
2022 and thereafter	16,834

Acquired Unfavorable Real Estate Leases and Amortization

The Company recorded the value of acquired unfavorable leases as a result three acquisitions in 2016 and one acquisition in 2015.  Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate.  Amortization is computed using the straight-line method over the term of the leases, which range from 16 months to 281 months.  Amortization expense was approximately $3,292,000, $3,242,000 and  $3,229,000 for  the years ended December 31, 2016, 2015 and 2014, respectively.

Amortization related to leases with rents below the market rate is included with rental revenue in the consolidated statements of income.  The estimated annual amortization for the five years and thereafter following December 31, 2016 is as follows:

(in thousands)	December 31,
2017	$2,523
2018	2,134
2019	1,459
2020	1,087
2021	756
2022 and thereafter	967

Asset Held For Sale

Classification of a property as held for sale typically occurs upon the execution of a purchase and sale agreement and belief by management that the sale or disposition is probable of occurrence within one year.  Upon determining that a property was held for sale, the Company discontinues depreciating the property and reflects the property in its consolidated balance sheet at the lower of its carrying amount or fair value less the cost to sell.  The Company presents the property held for sale on its consolidated balance sheet as “Asset held for sale”.  The Company reports the results of operations of its properties sold or held for sale in its consolidated statements of income through the date of sale.

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

Tenant Rent Receivables

Tenant rent receivables are expected to be collected within one year. The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments.  The computation of this allowance is based in part on the tenants’ payment history and current credit status.  The Company wrote off $108,000 in receivables and increased its allowance by $78,000 during 2016; wrote off $89,000 in receivables and decreased its allowance by $106,000 during 2015; and wrote-off $119,000 in receivables and increased its allowance by $394,000 during 2014, based on such analysis.

Related Party Mortgage Loan Receivable

Management monitors and evaluates the secured loans compared to the expected performance, cash flow and value of the underlying real estate and has not experienced a loss on these loans to date.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, derivatives and accounts receivable.  The Company maintains its cash balances principally in two banks which the Company believes to be creditworthy.  The Company periodically assesses the financial condition of the banks and believes that the risk of loss is minimal.  Cash balances held with various financial institutions frequently exceed the insurance limit of $250,000 provided by the Federal Deposit Insurance Corporation.  The derivatives that we have are from two interest rate swap agreements that are discussed in Note 6.  The Company performs ongoing credit evaluations of our tenants and requires certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  The Company has no single tenant which accounts for more than 10% of its annualized rent.

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

Straight-line Rent Receivable

Certain leases provide for fixed rent increases over the term of the lease. Rental revenue is recognized on a straight-line basis over the related lease term; however, billings by the Company are based on the lease agreements.  Straight-line rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, was $50,930,000 and $48,502,000 at December 31, 2016 and 2015, respectively.  The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments.  The computation of this allowance is based in part on the tenants’ payment history and current credit status.  The reserve balance was not changed during 2016: the Company wrote off $112,000 in receivables during 2015; and increased its allowance by $27,000 during 2014, based on such analysis.

Deferred Leasing Commissions

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space.  These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements.  Amortization expense was approximately $6,272,000, $5,680,000 and $5,786,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

The estimated annual amortization for the five years and thereafter following December 31, 2016 is as follows:

(in thousands)	December 31,
2017	$6,605
2018	6,136
2019	5,232
2020	4,571
2021	3,928
2022 and thereafter	8,232

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

Revenue Recognition

Rental Revenue - The Company has retained substantially all of the risks and benefits of ownership of the Company’s commercial properties and accounts for its leases as operating leases.  Rental revenue includes income from leases, certain reimbursable expenses, straight-line rent adjustments and other income associated with renting the property.  Rental income from leases, which includes rent concessions (including free rent and other lease inducements) and scheduled increases in rental rates during the lease term, is recognized on a straight-line basis. The Company does not have any significant percentage rent arrangements with its commercial property tenants. Reimbursable expenses are included in rental income in the period earned.  A summary of rental revenue is shown in the following table:

	Year Ended
	December 31,
(in thousands)	2016	2015	2014
Income from leases	$192,055	$185,738	$189,508
Reimbursable expenses	49,821	49,512	49,731
Straight-line rent adjustment	1,977	2,448	4,737
Amortization of favorable and unfavorable leases	496	158	(635)
	$244,349	$237,856	$243,341

Related Party and Other Revenue - Property and asset management fees, interest income on loans and other income are recognized when the related services are performed and the earnings process is complete.

Segment Reporting

The Company is a REIT focused on real estate investments primarily in the office market and currently operates in only one segment: real estate operations.

Income Taxes

Taxes on income for the years ended December 31, 2016, 2015 and 2014 represent taxes incurred by FSP Protective TRS Corp, which is a taxable REIT subsidiary and the State of Texas franchise tax applicable to FSP Corp., which is classified as an income tax for reporting purposes.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at December 31, 2016, 2015, and 2014. The denominator used for calculating basic and diluted net income per share was 102,843,000, 100,187,000, and 100,187,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

Derivative Instruments

The Company recognizes derivatives on the consolidated balance sheets at fair value. Derivatives that do not qualify, or are not designated as hedge relationships, must be adjusted to fair value through income. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the consolidated balance sheets as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income within stockholders’ equity. Amounts are then reclassified from accumulated other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Ineffectiveness, if any, is recorded in the income statement. The Company reviews the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly.  Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  The Company currently has no fair value hedges outstanding. Fair values of derivatives are subject to significant variability based on changes in interest rates and counterparty credit risk. The results of such variability could be a significant increase or decrease in our derivative assets, derivative liabilities, book equity, and/or earnings.

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

Recent Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), which provides guidance for revenue recognition.  The standard’s core principle is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services.  This update is effective for interim and annual reporting periods beginning after December 15, 2017.  A substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from Topic 606.  We are continuing to evaluate Topic 606, however, we do not believe there will be a material impact on the timing of our revenue recognition in the consolidated financial statements.  We currently expect to adopt the standard using the modified retrospective approach.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This update requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances.  This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted.  The implementation of this update did not cause any significant changes to the consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments in ASU 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. The implementation of this update did not cause any material changes to the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02).  ASU 2016-02 requires lessees to establish a lease liability for the obligation to make lease payments and a right of use asset for the right to use the underlying asset for the lease term on their balance sheets.  Lessees will continue to recognize lease expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  This new standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter with early adoption permitted.  The Company is currently evaluating the potential changes from Topic 842 to future financial reporting and disclosures.  The Company expects the adoption of this standard in 2019 will increase our assets and liabilities by approximately $3 million for the addition of right-of-use assets and lease liabilities related to an operating lease for office space; however, we do not expect it to have a material impact to our results of operations or liquidity.

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

3.   Significant Acquisitions

During the year ended December 31, 2016, the Company acquired three properties with an aggregate of approximately 1,099,000 rentable square feet at an aggregate purchase price of approximately $282 million before deductions of closing costs and adjustments of approximately $9 million.  One property is located in Minneapolis, Minnesota, one property is located in Atlanta, Georgia and one property is located in Denver, Colorado.  The Company expensed acquisition costs of approximately $479,000 related to these acquisitions for the year ended December 31, 2016.

The purchase prices of the properties were allocated to real estate investments and leases, including lease origination costs.  Lease origination costs represent the value associated with acquiring an in-place lease (i.e. the market cost to execute a similar lease, including leasing commission, legal, vacancy, and other related costs).  The value assigned to buildings approximates their replacement cost; the value assigned to land approximates its appraised value; and the value assigned to leases approximates their fair value.  Other assets and liabilities are recorded at their historical costs, which approximates fair value.

The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

(in thousands)

Real estate assets	$221,119
Value of acquired real estate leases	54,299
Acquired unfavorable leases	(2,790)
Total	$272,628

The Company assessed the fair value of the acquired real estate leases based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 in the fair value hierarchy.

Pro forma operating results for the Company and the acquisitions are shown in the following table.  The results assume that the properties were acquired on January 1, 2015.  The results are not necessarily indicative of what the Company’s actual results of operations would have been for the periods indicated, nor do they purport to represent the results of operations of any future periods.

(unaudited)	Year Ended December 31,
(in thousands except per share amounts)	2016	2015

Revenue	$274,873	$279,173
Income from continuing operations	$5,093	$31,143
Net income	$5,093	$31,143

Weighted average shares outstanding	102,843	100,187

Income from continuing operations per share	$0.05	$0.31
Net income per share	$0.05	$0.31

During the year ended December 31, 2016, the Company recognized approximately $10.5 million of revenues and $0.1 million of net loss from these acquisitions.

4.   Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs

The Company held a common stock interest in 7, 9 and 10 Sponsored REITs at December 31, 2016, 2015 and 2014, respectively. The Company holds a non-controlling preferred stock investment in two of these Sponsored REITs East Wacker and Grand Boulevard, from which it continues to derive economic benefits and risks.

During the year ended December 31, 2016, properties owned by two Sponsored REITs were sold and, thereafter, liquidating distributions for their preferred shareholders were declared and issued. The Company held a mortgage loan with one of these entities, which was secured by the property owned by FSP 385 Interlocken Development Corp. (“385 Interlocken”).  The loan with 385 Interlocken in the principal amount of $37,500,000 was repaid by the proceeds of the sale.

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

Equity in losses of investment in non-consolidated REITs:

The following table includes equity in losses of investments in non-consolidated REITs:

	Year Ended December 31,
(in thousands)	2016	2015	2014

Equity in losses of East Wacker	$563	$1,352	$1,568
Equity in losses of Grand Boulevard	268	99	192
	$831	$1,451	$1,760

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

The following table includes distributions received from non-consolidated REITs:

	Year Ended December 31,
(in thousands)	2016	2015	2014

Distributions from East Wacker	$916	$—	$—
Distributions from Grand Boulevard	107	107	107
	$1,023	$107	$107

Non-consolidated REITs

The operating data below for 2016 includes the operations of the 9 Sponsored REITs and the 7 Sponsored REITs the Company held an interest in as of December 31, 2016.  The operating data below for 2015 includes the operations of the 10 Sponsored REITs the Company held an interest in during the year and the 9 Sponsored REITs the Company held an interest in as of December 31, 2015.  The operating data below for 2014 includes the operations of the 14 Sponsored REITs the Company held an interest in during the year and the 10 Sponsored REITs the Company held an interest in as of December 31, 2014.

Summarized financial information for the Sponsored REITs is as follows:

	December 31,	December 31,
(in thousands)	2016	2015

Balance Sheet Data (unaudited):
Real estate, net	$345,532	$418,959
Other assets	86,594	101,734
Total liabilities	(164,820)	(203,628)
Shareholders’ equity	$267,306	$317,065

	For the Year Ended
	December 31,
(in thousands)	2016	2015	2014

Operating Data (unaudited):
Rental revenues	$54,257	$57,777	$66,457
Other revenues	39	34	43
Operating and maintenance expenses	(29,186)	(31,693)	(34,318)
Depreciation and amortization	(18,274)	(21,149)	(23,417)
Interest expense	(8,481)	(9,920)	(9,627)
Gain on sale, less applicable income tax	26,397	—	—
Net income (loss)	$24,752	$(4,951)	$(862)

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 day notice.  Asset management fee income from non-consolidated entities amounted to approximately $631,000, $701,000 and $945,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The Company anticipates that each Sponsored REIT Loan will be repaid at maturity or earlier from long term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately one to three years.  Except for two mortgage loans which bear interest at a fixed rate, advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and require a 50 basis point draw fee.

The following is a summary of the Sponsored REIT Loans outstanding as of December 31, 2016:

			Maximum	Amount				Interest
(dollars in thousands)		Maturity	Amount	Drawn at	Interest		Draw	Rate at
Sponsored REIT	Location	Date	of Loan	31-Dec-16	Rate (1)		Fee (2)	31-Dec-16

Secured revolving lines of credit
FSP Satellite Place Corp.	Duluth, GA	31-Mar-17	$5,500	$3,180	L+	4.4%	0.5%	5.03%
FSP 1441 Main Street Corp.	Columbia, SC	31-Mar-17	10,800	9,000	L+	4.4%	0.5%	5.03%
FSP Energy Tower I Corp.	Houston, TX	30-Jun-17	20,000	15,600	L+	5.0%	0.5%	5.63%

Mortgage loan secured by property
FSP Monument Circle LLC (3)	Indianapolis, IN	7-Dec-18	21,000	21,000		4.90%	n/a	4.90%
FSP Energy Tower I Corp. (4)	Houston, TX	30-Jun-17	33,000	33,000		6.41%	n/a	6.41%

			$90,300	$81,780

(1)	The interest rate is 30-day LIBOR rate plus the additional rate indicated, otherwise a fixed rate.
(2)	The draw fee is a percentage of each new advance, and is paid at the time of each new draw.
(3)	This mortgage loan includes an origination fee of $164,000 and an exit fee of $38,000 when repaid by the borrower.
(4)	This mortgage loan includes an annual extension fee of $108,900 paid by the borrower.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $4,834,000, $5,230,000 and $5,296,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

5.   Bank Note Payable and Term Note Payable

JPM Term Loan

On November 30, 2016, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lending institutions party thereto (“JPM Credit Agreement”), to provide a single unsecured bridge loan in the aggregate principal amount of $150 million (the “JPM Term Loan”) that remains fully advanced and outstanding.  The JPM Term Loan has a two year term that matures on November 30, 2018.

The JPM Term Loan bears interest at either (i) a number of basis points over the Eurodollar Rate depending on the Company’s credit rating (135.0 basis points over the Eurodollar Rate at December 31, 2016) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (35.0 basis points over the base rate at December 31, 2016).

The actual margin over the Eurodollar Rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

				EURODOLLAR
	CREDIT			RATE		BASE RATE
LEVEL	RATING			MARGIN		MARGIN
I	BBB	/	Baa2 (or higher)	110.0	bps	10.0	bps
II	BBB-	/	Baa3	135.0	bps	35.0	bps
III	<BBB-	/	Baa3	185.0	bps	85.0	bps

For purposes of the JPM Term Loan, base rate means, for any day, a fluctuating rate per annum equal to the greatest of: (i) JPMorgan Chase Bank, N.A.’s prime rate in effect on such day, (ii) the greater of the Federal Funds Rate or the overnight bank funding rate in effect on such day, plus ½ of 1.00% (but no less than zero), and (iii) the one month Adjusted LIBOR based rate for a such day plus 1.00%. For purposes of the JPM Term Loan, the Eurodollar Rate means, for any interest period, the LIBO Rate for the applicable interest period multiplied by the statutory reserve rate, and in any event, the Eurodollar Rate shall not be less than zero.  As of December 31, 2016, the Company’s credit rating from Moody’s Investors Service was Baa3.

Based upon the Company’s credit rating, as of December 31, 2016, the weighted average interest rate on the JPM Term Loan was 2.16% per annum.  The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2016 was approximately 1.99% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the JPM Term Loan financial covenants as of December 31, 2016.

The Company used the net proceeds of the JPM Term Loan to acquire the property located at 600 17th Street, Denver, Colorado on December 1, 2016 and for other general business purposes.

BMO Term Loan

On July 21, 2016, the Company entered into a First Amendment (the “BMO First Amendment”) to the Amended and Restated Credit Agreement dated October 29, 2014 (among the Company, the lending institutions party thereto and Bank of Montreal, as administrative agent ( as amended by the BMO First Amendment, the “BMO Credit Agreement”). The BMO Credit Agreement provides for a single, unsecured term loan borrowing in the amount of $220 million (the “BMO Term Loan”) that remains fully advanced and outstanding. The BMO Term Loan matures on August 26, 2020. The BMO Credit Agreement also includes an accordion feature that allows up to $50 million of additional loans, subject to receipt of lender commitments and satisfaction of certain customary conditions.

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at December 31, 2016) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at December 31, 2016).  The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

	Credit				LIBOR Rate		Base Rate
Level	Rating				Margin		Margin
I	A-	/	A3	(or higher)	105.0	bps	5.0	bps
II	BBB+	/	Baa1		115.0	bps	15.0	bps
III	BBB	/	Baa2		135.0	bps	35.0	bps
IV	BBB-	/	Baa3		165.0	bps	65.0	bps
V	<BBB-	/	Baa3		215.0	bps	115.0	bps

For purposes of the BMO Term Loan, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 1/2 of 1.00%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2016, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the BMO Term Loan is variable, under the Original BMO Credit Agreement and under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, as of December 31, 2016, the effective interest rate on the BMO Term Loan was 3.97% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or BMO administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of December 31, 2016.

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

BAML Revolver Highlights

•

The BAML Revolver is for borrowings, at the Company's election, of up to $500 million.  Borrowings made pursuant to the BAML Revolver may be revolving loans, swing line loans or letters of credit, the combined sum of which may not exceed $500 million outstanding at any time.

•

Borrowings made pursuant to the BAML Revolver may be borrowed, repaid and reborrowed from time to time until the initial maturity date of October 29, 2018.  The Company has the right to extend the initial maturity date of the BAML Revolver by an additional 12 months, or until October 29, 2019, upon payment of a fee and satisfaction of certain customary conditions.

•

The BAML Credit Facility includes an accordion feature that allows for an aggregate amount of up to $350 million of additional borrowing capacity applicable to the BAML Revolver and/or the BAML Term Loan subject to receipt of lender commitments and satisfaction of certain customary conditions.

As of December 31, 2016, there were borrowings of $280 million outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.25% over LIBOR at December 31, 2016) or (ii) a margin over the base rate depending on the Company’s credit rating (0.25% over the base rate at December 31, 2016). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $500 million (0.25% at December 31, 2016). The actual amount of any applicable facility fee, and the margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

							Base
					LIBOR Rate	Facility	Rate
Level	Credit Rating				Margin	Fee	Margin
I	A-	/	A3	(or higher)	0.875%	0.125%	0%
II	BBB+	/	Baa1		0.925%	0.150%	0%
III	BBB	/	Baa2		1.050%	0.200%	0.050%
IV	BBB-	/	Baa3		1.250%	0.250%	0.250%
V	<BBB-	/	Baa3		1.650%	0.300%	0.650%

For purposes of the BAML Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 1/2 of 1.00%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2016, the Company’s credit rating from Moody’s Investors Service was Baa3.

Based upon the Company’s credit rating, as of December 31, 2016, the weighted average interest rate on the BAML Revolver was 1.88% per annum and there were borrowings of $280 million outstanding.   The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2016 was approximately 1.73% per annum.

As of December 31, 2015, there were borrowings of $290 million outstanding under the BAML Revolver at a weighted average rate of 1.54% per annum.

BAML Term Loan Highlights

•	The BAML Term Loan continues to be for $400 million.
•	The BAML Term Loan matures on September 27, 2021.
•

The BAML Credit Facility includes an accordion feature that allows for an aggregate amount of up to $350 million of additional borrowing capacity applicable to the BAML Revolver and/or the BAML Term Loan subject to receipt of lender commitments and satisfaction of certain customary conditions.

•	On September 27, 2012, the Company drew down the entire $400 million under the Original BAML Credit Agreement and such amount remains fully advanced and outstanding under the BAML Credit Agreement.

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating          (1.45% over LIBOR at December 31, 2016) or (ii) a margin over the base rate depending on the Company’s credit rating (0.45% over the base rate at December 31, 2016). The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

					LIBOR Rate	Base Rate
Level	Credit Rating				Margin	Margin
I	A-	/	A3	(or higher)	0.950%	0%
II	BBB+	/	Baa1		1.025%	0.025%
III	BBB	/	Baa2		1.200%	0.200%
IV	BBB-	/	Baa3		1.450%	0.450%
V	<BBB-	/	Baa3		1.900%	0.900%

For purposes of the BAML Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 1/2 of 1.00%, and (iii) the one month LIBOR based rate for such day plus 1.00%.  As of December 31, 2016, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement.  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years, until the September 27, 2017 maturity date.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the

BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021.Accordingly, based upon the Company’s credit rating, as of December 31, 2016, the effective interest rate on the BAML Term Loan was 2.20% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the BAML Credit Facility financial covenants as of December 31, 2016.

The Company may use the proceeds of the loans under the BAML Credit Facility to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BAML Credit Facility.

6.   Financial Instruments: Derivatives and Hedging

On July 22, 2016, the Company fixed the interest rate for the period beginning on September 27, 2017 and ending on September 27, 2021 on the BAML Term Loan with multiple interest rate swap agreements (the “2017 Interest Rate Swap”), on August 26, 2013, the Company fixed the interest rate until August 26, 2020 on the BMO Term Loan with an interest rate swap agreement (the “BMO Interest Rate Swap”) and on September 27, 2012, the Company fixed the interest rate until September 27, 2017 on the BAML Term Loan with an interest rate swap agreement (the “BAML Interest Rate Swap”). The variable rates that were fixed under the 2017 Interest Rate Swap, the BMO Interest Rate Swap and the BAML Interest Rate Swap are described in Note 5.

The 2017 Interest Rate Swap, the BMO Interest Rate Swap and the BAML Interest Rate Swap qualify as cash flow hedges and have been recognized on the consolidated balance sheet at fair value.  If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings, which may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

The following table summarizes the notional and fair value of our derivative financial instruments at December 31, 2016.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$12,486
BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(5,551)
BAML Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$421

On December 31, 2016, the 2017 Interest Rate Swap was reported an asset at its fair value of approximately $12.5 million, the BMO Interest Rate Swap was reported as a liability at its fair value of approximately $5.5 million and the BAML Interest Rate Swap was reported as an asset at its fair value of approximately $0.4 million.  These are included in other liabilities: derivative liability and other assets: derivative asset on the consolidated balance sheet at December 31, 2016, respectively.  Offsetting adjustments are reported as unrealized gains or losses on derivative financial instruments in accumulated other comprehensive income of $12.6 million.  During the year ended December 31, 2016, $5.2 million was reclassified out of other comprehensive income and into interest expense.

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

The fair value of the Company’s derivative instruments are determined using the net discounted cash flows of the expected cash flows of the derivative based on the market based interest rate curve and are adjusted to reflect credit or nonperformance risk.  The risk is estimated by the Company using credit spreads and risk premiums that are observable in the market. These financial instruments were classified within Level 2 of the fair value hierarchy and were classified as an asset or liability on the consolidated balance sheets.

The Company’s derivatives are recorded at fair value in other liabilities: derivative liability in the consolidated balance sheets and the effective portion of the derivatives’ fair value is recorded to other comprehensive income in the consolidated statements of other comprehensive income (loss) and the ineffective portion of the derivatives’ fair value is recognized directly into earnings as other in the consolidated statements of income.

The interest rate swaps effectively fix the interest rate on the BAML Term Loan and BMO Term Loan; however, there is no floor on the variable interest rate of the swaps whereas the BAML Term Loan and BMO Term Loan are subject to a zero percent floor. As a result there is a mismatch and the ineffective portion of the derivatives’ changes in fair value are recognized directly into earnings.

During the year ended December 31, 2016, the Company recorded $1.9 million of hedge ineffectiveness in earnings, which is included in other in the consolidated statements of income.

In the event that LIBOR is negative, the Company will make payments to the hedge counterparty equal to the spread between LIBOR and zero, which will be included in interest expense in the income statement.

7.   Stockholders’ Equity

Equity Offerings

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

The Company is subject to a business tax known as the Revised Texas Franchise Tax.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax.  The Company recorded a provision for the Revised Texas Franchise Tax of $352,000, $398,000 and $474,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.  The gross amount of NOLs available to the Company was $13,041,000 as of each of December 31, 2016, 2015 and 2014.

Income Tax Expense

The income tax expense reflected in the consolidated statements of income relates primarily to a franchise tax on our Texas properties. FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties and the tax expense associated with these activities are reported in the table as Other Taxes in the table below:

	For the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014

Revised Texas franchise tax	$352	$398	$474
Other Taxes	66	35	24
Taxes on income	$418	$433	$498

Taxes on income are a current tax expense. No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

At December 31, 2016, the Company’s net tax basis of its real estate assets is more than the amount set forth in the Company’s consolidated balance sheets by $197,669,000 and at December 31, 2015 the net tax basis is more than the Company’s consolidated balance sheets by $161,606,000.

Reconciliation Between GAAP Net Income and Taxable Income

The following reconciles book net income to taxable income for the years ended December 31, 2016, 2015 and 2014.

	For the year ended December 31,
(in thousands)	2016	2015	2014

Net income per books	$8,378	$35,014	$13,148
Adjustments to book income:
Book depreciation and amortization	92,557	91,201	96,550
Tax depreciation and amortization	(59,171)	(53,089)	(53,148)
Tax basis more than book basis on assets sold	(576)	(2,739)	1,567
Straight line rent adjustment, net	(2,976)	(3,493)	(5,856)
Deferred rent, net	2	618	112
Non-taxable distributions	(970)	—	(107)
Other, net	(1,648)	995	189
Taxable income	35,596	68,507	52,455
Less: Capital gains recognized	—	10,360	—
Taxable income subject to distribution requirement	$35,596	$58,147	$52,455

Tax Components

The following summarizes the tax components of the Company’s common distributions paid per share for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$0.39	50.82%	$0.60	79.17%	$0.55	72.52%
Capital gain (1)	—	—%	0.09	11.60%	—	—%
Return of capital	0.37	49.18%	0.07	9.23%	0.21	27.48%
Total	$0.76	100%	$0.76	100%	$0.76	100%

(1)	For 2015, 11.6% of the total distributions are taxed as capital gains, and, 5.96%, was taxed as an Unrecaptured Section 1250 gain.

9.   Commitments

The Company’s commercial real estate operations include the leasing of office buildings and industrial properties subject to leases with terms greater than one year. The leases expire at various dates through 2031. The following is a schedule of approximate future minimum rental income on non-cancelable operating leases as of December 31, 2016:

Year ending
(in thousands)	December 31,

2017	$188,381
2018	174,557
2019	146,073
2020	121,368
2021	101,861
Thereafter (2022-2031)	236,020
$968,260

The Company leases its corporate office space under an operating lease that commenced September 1, 2010.  The lease was amended on October 25, 2016 to extend the lease through September 30, 2024.  The lease has a five-year extension option. The lease includes a base annual rent and additional rent for the Company’s share of taxes and operating costs. Future minimum lease payments are as follows:

Year ending
(in thousands)	December 31,
2017	$424
2018	404
2019	412
2020	421
2021	429
Thereafter	1,224
$3,314

Rent expense was approximately $411,000, $408,000 and $407,000 for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in selling, general and administration expenses in the consolidated statements of income.

The Company has entered into the Sponsored REIT Loans described in Note 4, which provide for up to $90.3 million in borrowings of which $81.8 million have been drawn and are outstanding as of December 31, 2016. The Company anticipates that any advances made will be repaid at their maturity or earlier from long term financing of the underlying properties, cash flows of the underlying properties or some other capital events.

10.   Retirement Plan

In 2006, the Company established a 401(k) plan to cover eligible employees, which permitted deferral of up to $17,000 per year (indexed for inflation) into the 401(k) plan, subject to certain limitations imposed by the Internal Revenue Code. An employee’s elective deferrals are immediately vested upon contribution to the 401(k) plan. The Company matches employee contributions to the 401(k) plan dollar for dollar up to 3% of each employee’s annual compensation up to $200,000. In addition, we may elect to make an annual discretionary profit-sharing contribution. The Company’s total contribution under the 401(k) plan amounted to $143,000, $134,000 and $127,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

11.   Dispositions of Property

The Company sold an office property located in Maryland Heights, Missouri on April 5, 2016, at a $4.2 million gain.  During the three months ended June 30, 2016, the Company reached a decision to classify its office property located in Federal Way, Washington, as an asset held for sale.  In evaluating the Federal Way, Washington property, management considered various subjective factors, including the time, cost and likelihood of successfully leasing the property, the effect of the property’s results on its unencumbered asset value, which is part of the leverage ratio used to compare to a maximum leverage covenant in the BMO Term Loan and the BAML Credit Facility, future capital costs to upgrade and reposition the multi-tenant property and to lease up the building, recent leasing and economic activity in the local area, and offers to purchase the property.  The Company concluded that selling the property was the more prudent decision and outweighed the potential future benefit of continuing to hold the property.   The property was expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $4.8 million net of applicable income taxes and was classified as an asset held for sale of $9.3 million at June 30, 2016.  During the three months ended September 30, 2016, we increased the provision for loss by $0.5 million to $5.3 million net of applicable income taxes and the property was classified as an asset held for sale in the amount of $8.8 million at September 30, 2016.  The Company estimated the fair value of the property, less estimated costs to sell using the offers to purchase the property made by third parties (Level 3 inputs, as there is no active market).  The Company sold the property on December 16, 2016 for $7.3 million of net proceeds resulting in a total loss of $7.1 million, net of applicable income taxes.  During the three months ended December 31, 2016, we reached an agreement to sell an office property located in Milpitas, California.  The property was classified as an asset held for sale at December 31, 2016 and was sold on January 6, 2017 at approximately a $2.3 million gain.

The Company sold an office property located in Plano, Texas on February 23, 2015 at a $1.5 million gain, sold an office property located in Eden Prairie, Minnesota on March 31, 2015 at a $9.0 million gain, sold an office property located in Charlotte, North Carolina on May 13, 2015 at a $0.9 million gain and sold an office property located in San Jose, California on December 9, 2015 at a $12.3 million gain.  The Company sold an office property located in Colorado Springs, Colorado on December 3, 2014 at a $0.9 million gain.  The disposal of these properties did not represent a strategic shift that has a major effect on the Company's operations and financial results. Accordingly, the properties remained classified within continuing operations for all periods presented.

12.   Subsequent Events

On January 6, 2017, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on February 9, 2017 to stockholders of record on January 20, 2017.

On January 6, 2017, the Company completed the sale of an office property located in Milpitas, California and received net proceeds of approximately $6.2 million at approximately a $2.3 million gain.  The property was classified as an asset held for sale at December 31, 2016.

13.   Selected Unaudited Quarterly Information

Selected unaudited quarterly information is shown in the following table:

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Revenue	$59,813	$60,807	$63,280	$65,988

Income from continuing operations	$2,579	$1,612	$2,458	$1,729
Income from discontinued operations	$—	$—	$—	$—
Net income	$2,579	$1,612	$2,458	$1,729

Basic and diluted net income per share	$0.03	$0.02	$0.02	$0.02

Weighted average number of shares outstanding	100,187	100,187	103,709	107,231

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Revenue	$60,507	$60,233	$61,877	$61,250

Income from continuing operations	$12,533	$3,903	$3,166	$15,412
Income from discontinued operations	$—	$—	$—	$—
Net income	$12,533	$3,903	$3,166	$15,412

Basic and diluted net income per share	$0.13	$0.04	$0.03	$0.15

Weighted average number of shares outstanding	100,187	100,187	100,187	100,187

Schedule II

Franklin Street Properties Corp.

Valuation and qualifying accounts:

		Additions
		(Decreases)
	Balance at	charged to			Balance
(in thousands)	beginning	costs and			at end
Classification	of year	expenses	Deductions	Other	of year

Allowance for doubtful accounts
2014	$50	$394	$(119)	—	325
2015	325	(106)	(89)	—	130
2016	130	78	(108)	—	100

Straight-line rent allowance for doubtful accounts
2014	$135	$27	$—	—	162
2015	162	(112)	—	—	50
2016	50	—	—	—	50

SCHEDULE III

FRANKLIN STREET PROPERTIES CORP.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2016

		Initial Cost			Historical Cost
				Costs
				Capitalized		Buildings			Total Costs,
			Buildings	(Disposals)		Improvements			Net of	Depreciable				Date of
	Encumbrances		Improvements	Subsequent to		and		Accumulated	Accumulated	Life			Year	Acquisition
Description	(1)	Land	and Equipment	Acquisition	Land	Equipment	Total (2)	Depreciation	Depreciation	Years			Built	(3)
	(in thousands)
Commercial Properties:
Forest Park, Charlotte, NC	—	$1,559	$5,672	$170	$1,559	$5,842	$7,401	2,134	$5,267	5	-	39	1999	1999
Meadow Point, Chantilly, VA	—	2,634	18,911	7,028	2,634	25,939	28,573	10,721	17,852	5	-	39	1999	2001
Timberlake, Chesterfield, MO	—	2,984	38,661	7,204	2,984	45,865	48,849	15,313	33,536	5	-	39	1999	2001
Northwest Point, Elk Grove Village, IL	—	2,914	26,295	8,253	2,914	34,548	37,462	15,566	21,896	5	-	39	1999	2001
Timberlake East, Chesterfield, MO	—	2,626	17,608	2,140	2,626	19,748	22,374	6,773	15,601	5	-	39	2000	2002
Park Ten, Houston, TX	—	1,061	21,303	3,854	567	25,651	26,218	10,098	16,120	5	-	39	1999	2002
Addison, Addison, TX	—	4,325	48,040	7,058	4,325	55,098	59,423	18,270	41,153	5	-	39	1999	2002
Collins, Richardson, TX	—	4,000	42,598	6,929	4,000	49,527	53,527	16,886	36,641	5	-	39	1999	2003
Greenwood, Englewood, CO	—	3,100	30,201	9,181	3,100	39,382	42,482	12,224	30,258	5	-	39	2000	2005
River Crossing, Indianapolis, IN	—	3,000	36,926	2,247	3,000	39,173	42,173	12,090	30,083	5	-	39	1998	2005
Innsbrook, Glenn Allen, VA	—	5,000	40,216	4,175	5,000	44,391	49,391	13,318	36,073	5	-	39	1999	2003
380 Interlocken, Bloomfield, CO	—	8,275	34,462	7,444	8,275	41,906	50,181	14,074	36,107	5	-	39	2000	2003
Blue Lagoon, Miami, FL	—	6,306	46,124	1,877	6,306	48,001	54,307	13,800	40,507	5	-	39	2002	2003
Eldridge Green, Houston, TX	—	3,900	43,791	3,941	3,900	47,732	51,632	13,787	37,845	5	-	39	1999	2004
Liberty Plaza, Addison, TX	—	4,374	21,146	6,127	4,374	27,273	31,647	8,954	22,693	5	-	39	1985	2006
One Overton, Atlanta, GA	—	3,900	77,229	9,951	3,900	87,180	91,080	25,335	65,745	5	-	39	2002	2006
390 Interlocken, Broomfield, CO	—	7,013	37,751	5,798	7,013	43,549	50,562	11,796	38,766	5	-	39	2002	2006
East Baltimore, Baltimore, MD	—	4,600	55,267	4,955	4,600	60,222	64,822	15,428	49,394	5	-	39	1989	2007
Park Ten II, Houston, TX	—	1,300	31,712	464	1,300	32,176	33,476	7,432	26,044	5	-	39	2006	2006
Dulles Virginia, Sterling, VA	—	4,813	13,285	5,486	4,813	18,771	23,584	3,672	19,912	5	-	39	1999	2008
Stonecroft, Chantilly, VA	—	2,102	18,003	—	2,102	18,003	20,105	3,462	16,643	5	-	39	2008	2009
121 South Eight Street, Minneapolis, MN	—	4,444	15,214	11,415	4,444	26,629	31,073	4,564	26,509	5	-	39	1974	2010
801 Marquette Ave South, Minneapolis, MN	—	4,184	—	4,090	4,184	4,090	8,274	10	8,264	5	-	39	1923	2010
909 Davis, Evanston, IL	—	4,912	18,229	2,082	4,912	20,311	25,223	2,670	22,553	5	-	39	2002	2011
Emperor Boulevard, Durham, NC	—	2,423	53,997	53	2,423	54,050	56,473	8,084	48,389	5	-	39	2009	2011
Legacy Tennyson Center, Plano, TX	—	3,067	22,064	41	3,067	22,105	25,172	3,300	21,872	5	-	39	2008	2011
One Legacy Circle, Plano, TX	—	2,590	36,608	1,002	2,590	37,610	40,200	5,951	34,249	5	-	39	2008	2011
One Ravinia Drive, Atlanta, GA	—	2,686	35,125	4,140	2,686	39,265	41,951	5,042	36,909	5	-	39	1985	2012
Two Ravinia Drive, Atlanta, GA	—	7,375	58,726	4,038	7,375	62,764	70,139	2,756	67,383	5	-	39	1987	2015
Westchase I & II, Houston, TX	—	8,491	121,508	4,292	8,491	125,800	134,291	13,754	120,537	5	-	39	2008	2012
1999 Broadway, Denver CO	—	16,334	137,726	6,531	16,334	144,257	160,591	13,597	146,994	5	-	39	1986	2013
999 Peachtree, Atlanta, GA	—	10,187	107,727	7,992	10,187	115,719	125,906	10,287	115,619	5	-	39	1987	2013
1001 17th Street, Denver, CO	—	17,413	165,058	4,403	17,413	169,461	186,874	14,609	172,265	5	-	39	2006	2013
Plaza Seven, Minneapolis, MN	—	6,604	54,240	5,452	6,604	59,692	66,296	992	65,304	5	-	39	1987	2016
Pershing Plaza, Atlanta, GA	—	5,300	34,158	43	5,300	34,201	39,501	365	39,136	5	-	39	1989	2016
600 17th Street, Denver, CO	—	20,876	99,941	447	20,876	100,388	121,264	114	121,150	5	-	39	1982	2016
Balance — Real Estate	—	$196,672	$1,665,522	$160,303	$196,178	$1,826,319	$2,022,497	$337,228	$1,685,269

Asset Held For Sale	—	2,203	2,813	7	2,203	2,820	5,023	1,278	3,745	5	-	39	1984	1999
Balance — Real Estate	—	$198,875	$1,668,335	$160,310	$198,381	$1,829,139	$2,027,520	$338,506	$1,689,014

(1)	There are no encumbrances on the above properties.
(2)	The aggregate cost for Federal Income Tax purposes is $2,228,368.
(3)	Original date of acquisition by Sponsored Entity.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,
(in thousands)	2016	2015	2014
Real estate investments, at cost:
Balance, beginning of year	$1,809,615	$1,790,591	$1,790,590
Acquisitions	221,119	66,104	—
Improvements	39,438	23,171	16,589
Assets held for sale	(5,023)	—	—
Dispositions	(42,652)	(70,251)	(16,588)
Balance -Real Estate	2,022,497	1,809,615	1,790,591

Assets held for sale	5,023	—	—
Balance, end of year	$2,027,520	$1,809,615	$1,790,591

Accumulated depreciation:
Balance, beginning of year	$299,991	$266,284	$222,252
Depreciation	52,466	49,637	48,982
Assets held for sale	(1,278)	—	—
Dispositions	(13,951)	(15,930)	(4,950)
Balance - Accumulated Depreciation	337,228	299,991	266,284

Assets held for sale	1,278	—	—
Balance, end of year	$338,506	$299,991	$266,284