Form 10-K/A
period 2016-12-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2017-02-15
CIK 1031316

wh

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Form 10-K/A is being filed solely to include a corrected Exhibit 101 and the Chief Executive Officer and Chief Financial Officer certifications in accordance with Item 601(b)(31) and 601(b)(32) of Regulation S-K. All other information in the Form 10-K remains unchanged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of February 15, 2017 by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

By:	/s/ George J. Carter
George J. Carter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter	Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2017
George J. Carter

/s/ John G. Demeritt	Executive Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 15, 2017
John G. Demeritt

/s/ John N. Burke	Director	February 15, 2017
John Burke

/s/ Brian N. Hansen	Director	February 15, 2017
Brian N. Hansen

/s/ Kenneth A. Hoxsie	Director	February 15, 2017
Kenneth Hoxsie

/s/ Dennis J. McGillicuddy	Director	February 15, 2017
Dennis J. McGillicuddy

/s/ Georgia Murray	Director	February 15, 2017
Georgia Murray

/s/ Kathryn P. O’Neil	Director	February 15, 2017
Kathryn P. O’Neil

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

10.1+ (3)	2002 Stock Incentive Plan of FSP Corp.

10.2 (4)	Amended and Restated Credit Agreement, dated October 29, 2014, among FSP Corp., Bank of Montreal and the other parties thereto

10.3 (5)	First Amendment to Amended and Restated Credit Agreement, dated July 21, 2016, among FSP Corp., Bank of Montreal, and the other parties thereto.

10.4 (6)	Second Amended and Restated Credit Agreement, dated October 29, 2014, among FSP Corp., Bank of America, N.A. and the other parties thereto.

10.5 (7)	First Amendment to Second Amended and Restated Credit Agreement, dated July 21, 2016, among FSP Corp., Bank of America, N.A. and the other parties thereto.

10.6 (8)	Credit Agreement, dated November 30, 2016, among FSP Corp., JPMorgan Chase Bank, N.A. and the other parties thereto.

10.7+(9)	Form of Retention Agreement.

10.8+(10)	Change in Control Discretionary Plan.

12 (11)	Calculation of Consolidated Ratios of Earnings to Fixed Charges and Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1 (11)	Subsidiaries of the Registrant.

23.1 (11)	Consent of Ernst & Young LLP.

31.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(1)	Incorporated by reference to FSP Corp.’s Form 8-A, filed on April 5, 2005 (File No. 001-32470).

(2)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 15, 2013 (File No. 001-32470).

(3)	Incorporated by reference to FSP Corp.’s Annual Report on Form 10-K, filed on March 29, 2002 (File No. 000-32615).

(4)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on October 29, 2014 (File No. 001-32470).

(5)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on July 27, 2016 (File No. 001-32470).

(6)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on October 29, 2014 (File No. 001-32470).

(7)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on July 27, 2016 (File No. 001-32470).

(8)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on December 2, 2016 (File No. 001-32470).

(9)	Incorporated by reference to FSP Corp.’s Annual Report on Form 10-K, filed on February 24, 2006 (File No. 001-32470).

(10)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 8, 2006 (File No. 001-32470).

(11)	Incorporated by reference to FSP Corp.’s Annual Report on Form 10-K, filed February 15, 2017 (File No. 001-32470).

+	Management contract or compensatory plan or arrangement filed as an Exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

*	Filed herewith.