Form 10-Q
period 2017-03-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2017-05-02
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares of common stock outstanding as of April 28, 2017 was 107,231,155.

Franklin Street Properties Corp.
Form 10-Q

Quarterly Report
March 31, 2017

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Franklin Street Properties Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share and par value amounts)	2017	2016
Assets:
Real estate assets:
Land	$196,178	$196,178
Buildings and improvements	1,836,073	1,822,183
Fixtures and equipment	4,600	4,136
	2,036,851	2,022,497
Less accumulated depreciation	350,697	337,228
Real estate assets, net	1,686,154	1,685,269
Acquired real estate leases, less accumulated amortization of $108,771 and $112,441, respectively	115,471	125,491
Investment in non-consolidated REITs	74,423	75,165
Asset held for sale	—	3,871
Cash and cash equivalents	11,143	9,335
Restricted cash	31	31
Tenant rent receivables, less allowance for doubtful accounts of $100 and $100, respectively	3,785	3,113
Straight-line rent receivable, less allowance for doubtful accounts of $50 and $50, respectively	52,304	50,930
Prepaid expenses and other assets	4,946	5,231
Related party mortgage loan receivables	81,515	81,780
Other assets: derivative asset	13,603	12,907
Office computers and furniture, net of accumulated depreciation of $1,315 and $1,277, respectively	275	313
Deferred leasing commissions, net of accumulated amortization of $19,561 and $18,301, respectively	34,636	34,697
Total assets	$2,078,286	$2,088,133

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$295,000	$280,000
Term loans payable, less unamortized financing costs of $4,461 and $4,783, respectively	765,539	765,217
Accounts payable and accrued expenses	50,529	57,259
Accrued compensation	1,259	3,784
Tenant security deposits	5,441	5,355
Other liabilities: derivative liabilities	4,351	5,551
Acquired unfavorable real estate leases, less accumulated amortization of $8,584 and $8,422, respectively	8,144	8,923
Total liabilities	1,130,263	1,126,089

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 107,231,155 and 107,231,155 shares issued and outstanding, respectively	11	11
Additional paid-in capital	1,356,457	1,356,457
Accumulated other comprehensive loss	7,351	5,478
Accumulated distributions in excess of accumulated earnings	(415,796)	(399,902)
Total stockholders’ equity	948,023	962,044
Total liabilities and stockholders’ equity	$2,078,286	$2,088,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016

Revenues:
Rental	$67,376	$58,360
Related party revenue:
Management fees and interest income from loans	1,370	1,433
Other	10	20
Total revenues	68,756	59,813
Expenses:
Real estate operating expenses	17,308	15,292
Real estate taxes and insurance	12,403	9,150
Depreciation and amortization	25,332	22,445
Selling, general and administrative	3,443	3,530
Interest	7,579	6,433
Total expenses	66,065	56,850

Income before equity in losses of non-consolidated REITs, other and gain (loss) on sale of properties, less applicable income tax and taxes	2,691	2,963
Equity in losses of non-consolidated REITs	(397)	(286)
Other	22	—
Gain (loss) on sale of properties, less applicable income tax	2,289	—

Income before taxes on income	4,605	2,677
Taxes on income	125	98

Net income	$4,480	$2,579

Weighted average number of shares outstanding, basic and diluted	107,231	100,187

Net income per share, basic and diluted	$0.04	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Other Comprehensive Income (Loss)

(Unaudited)

	For the
	Three Months Ended
	March 31,
(in thousands)	2017	2016

Net income	$4,480	$2,579

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	1,873	(6,115)

Total other comprehensive income (loss)	1,873	(6,115)

Comprehensive income (loss)	$6,353	$(3,536)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$4,480	$2,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	25,937	22,962
Amortization of above and below market leases	(168)	81
Hedge ineffectiveness	(22)	—
(Gain) loss on sale of properties, less applicable income tax	(2,289)	—
Equity in losses of non-consolidated REITs	397	286
Changes in operating assets and liabilities:
Restricted cash	—	13
Tenant rent receivables	(672)	(793)
Straight-line rents	(1,082)	(1,275)
Lease acquisition costs	(292)	(199)
Prepaid expenses and other assets	1	(791)
Accounts payable, accrued expenses and other items	(10,219)	(10,374)
Accrued compensation	(2,525)	(2,452)
Tenant security deposits	86	(396)
Payment of deferred leasing commissions	(1,606)	(1,825)
Net cash provided by operating activities	12,026	7,816
Cash flows from investing activities:
Property improvements, fixtures and equipment	(11,615)	(6,699)
Office computers and furniture	—	(21)
Distributions in excess of earnings from non-consolidated REITs	346	27
Repayment of related party mortgage receivable	265	39,066
Proceeds received on sales of real estate assets	6,160	—
Net cash provided by (used in) investing activities	(4,844)	32,373
Cash flows from financing activities:
Distributions to stockholders	(20,374)	(19,036)
Borrowings under bank note payable	30,000	15,000
Repayments of bank note payable	(15,000)	(40,000)
Net cash used in financing activities	(5,374)	(44,036)
Net increase (decrease) in cash and cash equivalents	1,808	(3,847)
Cash and cash equivalents, beginning of year	9,335	18,163
Cash and cash equivalents, end of period	$11,143	$14,316

Non-cash investing and financing activities:
Accrued costs for purchases of real estate assets	$8,719	$1,887

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

As of March 31, 2017, the Company owned and operated a portfolio of real estate consisting of 35 operating properties, one property that is in redevelopment and seven managed Sponsored REITs; and held five promissory notes secured by mortgages on real estate owned by Sponsored REITs, including two mortgage loans and three revolving lines of credit.  From time-to-time, the Company may acquire, develop or redevelop real estate, make additional secured loans or acquire a Sponsored REIT.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s number of operating properties and rentable square feet of real estate.  In January 2016, the Company classified one property as a redevelopment, which is excluded as of March 31, 2017.

	As of March 31,
	2017	2016
Commercial real estate:
Number of properties	35	35
Rentable square feet	10,118,112	9,325,249

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company include all of the accounts of the Company and its majority-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other period.

Financial Instruments

As disclosed in Note 4, the Company’s derivatives are recorded at fair value using Level 2 inputs.  The Company estimates that the carrying values of cash and cash equivalents, restricted cash, receivables and tenant security deposits approximate their fair values based on their short-term maturity and the loan receivable, bank note and term loans payable approximate their fair values as they bear interest at variable interest rates at spreads that approximate market.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), which provides guidance for revenue recognition.  The standard’s core principle is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services.  This update is effective for interim and annual reporting periods beginning after December 15, 2017.  A substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from Topic 606.  We are continuing to evaluate Topic 606; however, we do not believe there will be a material impact on the timing of our revenue recognition in the consolidated financial statements.  We currently expect to adopt the standard using the modified retrospective approach.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments in ASU 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. The implementation of this update did not cause any material changes to the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02).  ASU 2016-02 requires lessees to establish a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term on their balance sheets.  Lessees will continue to recognize lease expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  This new standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter with early adoption permitted.  The Company is currently evaluating the potential changes from Topic 842 to future financial reporting and disclosures.  The Company expects that the adoption of this standard in 2019 will increase our assets and liabilities by approximately $3 million for the addition of right-of-use assets and lease liabilities related to an operating lease for office space; however, we do not expect the adoption of this standard to have a material impact to our results of operations or liquidity.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how reporting entities present and classify certain cash receipts and cash payments in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the potential impact that adoption of ASU No. 2016-15 will have in our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies how reporting entities should present restricted cash and restricted cash equivalents. Reporting entities will show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheets. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-18 will have in our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which provides additional guidance on evaluating whether transactions should be accounted for as an acquisition (or disposal) of assets or of a business.  The update defines three requirements for a set of assets and activities (collectively referred to as a “set”) to be considered a business: inputs, processes and outputs.  ASU No. 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  This update will be applied prospectively to any transactions occurring within the period of adoption.  We are currently assessing the impact of the update; however, subsequent to adoption we believe certain property acquisitions which under previous guidance would have been accounted for as business combinations will be accounted for as acquisitions of assets.  In an acquisition of assets, certain acquisition costs are capitalized as opposed to expensed under business combination guidance.

2.  Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At March 31, 2017 and December 31, 2016, the Company held a common stock interest in seven and seven Sponsored REITs, respectively.  The Company holds a non-controlling preferred stock investment in two of these Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

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

Equity in losses of investment in non-consolidated REITs:

The following table includes equity in losses of investments in non-consolidated REITs

	Three Months Ended March 31,
(in thousands)	2017	2016

Equity in losses of East Wacker	$142	$257
Equity in losses of Grand Boulevard	255	29
	$397	$286

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

The Company recorded distributions of $346,000 and $27,000 from non-consolidated REITs during the three months ended March 31, 2017 and 2016, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $156,000 and $154,000 for the three months ended March 31, 2017 and 2016, respectively.

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

The following is a summary of the Sponsored REIT Loans outstanding as of March 31, 2017:

			Maximum	Amount				Interest
(dollars in thousands)		Maturity	Amount	Drawn at	Interest		Draw	Rate at
Sponsored REIT	Location	Date	of Loan	31-Mar-17	Rate (1)		Fee (2)	31-Mar-17

Secured revolving lines of credit
FSP Satellite Place Corp. (3)	Duluth, GA	31-Dec-19	$5,500	$2,915	L+	4.4%	0.5%	5.21%
FSP 1441 Main Street Corp. (3)	Columbia, SC	31-Mar-19	10,800	9,000	L+	4.4%	0.5%	5.21%
FSP Energy Tower I Corp.	Houston, TX	30-Jun-17	20,000	15,600	L+	5.0%	0.5%	5.81%

Mortgage loan secured by property
FSP Monument Circle LLC (4)	Indianapolis, IN	7-Dec-18	21,000	21,000		4.90%	n/a	4.90%
FSP Energy Tower I Corp. (5)	Houston, TX	30-Jun-17	33,000	33,000		6.41%	n/a	6.41%

			$90,300	$81,515

(1)	The interest rate is 30-day LIBOR rate plus the additional rate indicated, otherwise a fixed rate.
(2)	The draw fee is a percentage of each new advance, and is paid at the time of each new draw.
(3)	These revolving lines of credit were extended on March 30, 2017.
(4)	This mortgage loan includes an origination fee of $164,000 and an exit fee of $38,000 when repaid by the borrower.
(5)	This mortgage loan includes an annual extension fee of $108,900 paid by the borrower.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $1,214,000 and $1,279,000 for the three months ended March 31, 2017 and 2016, respectively.

Non-consolidated REITs:

The balance sheet data below for 2017 and 2016 includes the 7 and 7 Sponsored REITs the Company held an interest in as of March 31, 2017 and December 31, 2016, respectively.  The operating data below for 2017 and 2016 include the operations of the 7 and 9 Sponsored REITs in which the Company held an interest in during the three months ended March 31, 2017 and 2016, respectively.

Summarized financial information for these Sponsored REITs is as follows:

	March 31,	December 31,
(in thousands)	2017	2016

Balance Sheet Data (unaudited):
Real estate, net	$343,056	$345,532
Other assets	82,147	86,594
Total liabilities	(160,810)	(164,820)
Shareholders’ equity	$264,393	$267,306

	For the Three Months Ended
	March 31,
(in thousands)	2017	2016

Operating Data (unaudited):
Rental revenues	$13,875	$13,415
Other revenues	2	10
Operating and maintenance expenses	(7,176)	(7,576)
Depreciation and amortization	(5,316)	(4,510)
Interest expense	(2,119)	(2,197)
Gain on sale, less applicable income tax	—	19,748
Net income (loss)	$(734)	$18,890

3.  Bank Note Payable and Term Note Payable

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

The JPM Term Loan bears interest at either (i) a number of basis points over the Eurodollar Rate depending on the Company’s credit rating (135.0 basis points over the Eurodollar Rate at March 31, 2017) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (35.0 basis points over the base rate at March 31, 2017).

Based upon the Company’s credit rating, as of March 31, 2017, the weighted average interest rate on the JPM Term Loan was 2.35% per annum.  The weighted average interest rate on the JPM Term Loan during the three months ended March 31, 2017 was approximately 2.16% per annum.  The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2016 was approximately 1.99% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the JPM Term Loan financial covenants as of March 31, 2017.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at March 31, 2017) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at March 31, 2017).

Although the interest rate on the BMO Term Loan is variable, the Company fixed the base LIBOR interest rate by entering into an interest rate swap agreement.  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, as of March 31, 2017, the effective interest rate on the BMO Term Loan was 3.97% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BMO Term Loan financial covenants as of March 31, 2017.

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

BAML Revolver Highlights

•

The BAML Revolver is for borrowings, at the Company’s election, of up to $500 million.  Borrowings made pursuant to the BAML Revolver may be revolving loans, swing line loans or letters of credit, the combined sum of which may not exceed $500 million outstanding at any time.

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

As of March 31, 2017, there were borrowings of $295 million outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.25% over LIBOR at March 31, 2017) or (ii) a margin over the base rate depending on the Company’s credit rating (0.25% over the base rate at March 31, 2017). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating (0.25% at March 31, 2017). The facility fee is assessed against the total amount of the BAML Revolver, or $500 million.

Based upon the Company’s credit rating, as of March 31, 2017, the weighted average interest rate on the BAML Revolver was 2.07% per annum. As of December 31, 2016, the weighted average interest rate on the BAML Revolver was 1.88% per annum and there were borrowings of $280 million outstanding. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the three months ended March 31, 2017 was approximately 2.03% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2016 was approximately 1.73% per annum.

BAML Term Loan Highlights

•	The BAML Term Loan is for $400 million.
•	The BAML Term Loan matures on September 27, 2021.
•

The BAML Credit Facility includes an accordion feature that allows for an aggregate amount of up to $350 million of additional borrowing capacity applicable to the BAML Revolver and/or the BAML Term Loan, subject to receipt of lender commitments and satisfaction of certain customary conditions.

•	On September 27, 2012, the Company drew down the entire $400 million and such amount remains fully advanced and outstanding under the BAML Credit Facility.

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.45% over LIBOR at March 31, 2017) or (ii) a margin over the base rate depending on the Company’s credit rating (0.45% over the base rate at March 31, 2017).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement. On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum until September 27, 2017.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021.  Accordingly, based upon the Company’s credit rating, as of March 31, 2017, the effective interest rate on the BAML Term Loan was 2.20% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.  The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BAML Credit Facility financial covenants as of March 31, 2017.

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

4.  Financial Instruments: Derivatives and Hedging

On July 22, 2016, the Company fixed the interest rate for the period beginning on September 27, 2017 and ending on September 27, 2021 on the BAML Term Loan with multiple interest rate swap agreements (the “2017 Interest Rate Swap”).  On August 26, 2013, the Company fixed the interest rate until August 26, 2020 on the BMO Term Loan with an interest rate swap agreement (the “BMO Interest Rate Swap”).  On September 27, 2012, the Company fixed the interest rate until September 27, 2017 on the BAML Term Loan with an interest rate swap agreement (the “BAML Interest Rate Swap”). The variable rates that were fixed under the 2017 Interest Rate Swap, the BMO Interest Rate Swap and the BAML Interest Rate Swap are described in Note 3.

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

The following table summarizes the notional and fair value of our derivative financial instruments at March 31, 2017. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$12,925
BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(4,351)
BAML Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$678

On March 31, 2017, the 2017 Interest Rate Swap was reported an asset at its fair value of approximately $12.9 million, the BMO Interest Rate Swap was reported as a liability at its fair value of approximately $4.4 million and the BAML Interest Rate Swap was reported as an asset at its fair value of approximately $0.7 million.  These are included in other liabilities: derivative liability and other assets: derivative asset on the consolidated balance sheet at March 31, 2017, respectively.  Offsetting adjustments are reported as unrealized gains or losses on derivative financial instruments in accumulated other comprehensive income of $1.9 million.  During the three months ended March 31, 2017, $0.8 million was reclassified out of other comprehensive income and into interest expense.

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $3.6 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

The Company’s derivatives are recorded at fair value in other liabilities in the condensed consolidated balance sheets and the effective portion of the derivatives’ fair value is recorded to other comprehensive income in the condensed consolidated statements of other comprehensive income (loss) and the ineffective portion of the derivatives’ fair value is recognized directly into earnings as other in the condensed consolidated statements of income.

The interest rate swaps effectively fix the interest rate on the BAML Term Loan and BMO Term Loan; however, there is no floor on the variable interest rate of the swaps whereas the BAML Term Loan and BMO Term Loan are subject to a zero percent floor. As a result there is a mismatch and the ineffective portion of the derivatives’ changes in fair value are recognized directly into earnings.

During the three months ended March 31, 2017, the Company recorded $22,000 of hedge ineffectiveness in earnings, which is included in “Other” in the condensed consolidated statements of income.

In the event that LIBOR is negative, the Company will make payments to the hedge counterparty equal to the spread between LIBOR and zero, which will be included in interest expense in on our condensed consolidated statements of income.

5.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at March 31, 2017 and 2016, respectively.

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

As of March 31, 2017, the Company had 107,231,155 shares of common stock outstanding.  The Company declared and paid dividends as follows (in thousands, except per share amounts):

	Dividends Per	Total
Quarter Paid	Share	Dividends

First quarter of 2017	$0.19	$20,374

First quarter of 2016	$0.19	$19,036

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

The Company is subject to a business tax known as the Revised Texas Franchise Tax.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax.  The Company recorded a provision for the Revised Texas Franchise Tax of $89,000 and $87,000 for the three months ended March 31, 2017 and 2016, respectively.

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.  The gross amount of NOLs available to the Company was $13,041,000 as of each of March 31, 2017 and December 31, 2016.

Income Tax Expense

The income tax expense reflected in the condensed consolidated statements of income relates primarily to a franchise tax on our Texas properties.  FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties and the tax expenses associated with these activities are reported as Other Taxes in the table below:

	For the Three Months Ended March 31,
(Dollars in thousands)	2017	2016

Revised Texas franchise tax	$89	$87
Other Taxes	36	11
Taxes on income	$125	$98

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

During the year ended December 31, 2016, the Company sold an office property located in Maryland Heights, Missouri on April 5, 2016, at a $4.2 million gain.  During the three months ended June 30, 2016, the Company reached a decision to classify its office property located in Federal Way, Washington, as an asset held for sale.  In evaluating the Federal Way, Washington property, management considered various subjective factors.  The Company concluded that selling the property was the more prudent decision and outweighed the potential future benefit of continuing to hold the property.   The property was expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale net of applicable income taxes and was classified as an asset held for sale.  The Company sold the property on December 16, 2016 for $7.3 million of net proceeds resulting in a total loss of $7.1 million, net of applicable income taxes.

The disposals did not represent a strategic shift that has a major effect on the Company's operations and financial results.  Accordingly, the properties remain classified within continuing operations for all periods presented.

9.  Subsequent Events

On April 7, 2017, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on May 11, 2017 to stockholders of record on April 21, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016.  Historical results and percentage relationships set forth in the condensed consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, uncertainties relating to fiscal policy, changes in government regulations and regulatory uncertainty, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and Part II, Item 1A. “Risk Factors” below.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

As of March 31, 2017, approximately 7.6 million square feet, or approximately 75.5% of our total owned portfolio, was located in our top five markets.  From time-to-time we may dispose of our smaller, suburban office assets and replace them with larger urban infill and central business district office assets located primarily in our top five markets.  As we execute this strategy, short term operating results could be adversely impacted.  However, we believe that the transformed portfolio has the potential to provide higher profit and asset value growth over a longer period of time.

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

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  On an on-going basis, we evaluate our estimates.  In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.  The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.  No changes to our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), which provides guidance for revenue recognition.  The standard’s core principle is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services.  This update is effective for interim and annual reporting periods beginning after December 15, 2017.  A substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from Topic 606.  We are continuing to evaluate Topic 606: however, we do not believe there will be a material impact on the timing of our revenue recognition in the consolidated financial statements.  We currently expect to adopt the standard using the modified retrospective approach.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments in ASU 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. The implementation of this update did not cause any material changes to the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02).  ASU 2016-02 requires lessees to establish a lease liability for the obligation to make lease payments and a right-of use-asset for the right to use the underlying asset for the lease term on their balance sheets.  Lessees will continue to recognize lease expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  This new standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter with early adoption permitted.  The Company is currently evaluating the potential changes from Topic 842 to future financial reporting and disclosures.  The Company expects that the adoption of this standard in 2019 will increase our assets and liabilities by approximately $3 million for the addition of right-of-use assets and lease liabilities related to an operating lease for office space; however, we do not expect the adoption of this standard to have a material impact to our results of operations or liquidity.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how reporting entities present and classify certain cash receipts and cash payments in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the potential impact that adoption of ASU No. 2016-15 will have in our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies how reporting entities should present restricted cash and restricted cash equivalents. Reporting entities will show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheets. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-18 will have in our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which provides additional guidance on evaluating whether transactions should be accounted for as an acquisition (or disposal) of assets or of a business.  The update defines three requirements for a set of assets and activities (collectively referred to as a “set”) to be considered a business: inputs, processes and outputs.  ASU No. 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  This update will be applied prospectively to any transactions occurring within the period of adoption.  We are currently assessing the impact of the update; however, subsequent to adoption we believe certain property acquisitions which under previous guidance would have been accounted for as business combinations will be accounted for as acquisitions of assets.  In an acquisition of assets, certain acquisition costs are capitalized as opposed to expensed under business combination guidance.

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of slow economic growth, with continued declining unemployment rates, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, the pace of economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit and interest rates.  In addition, the Federal Reserve Bank has indicated that it is likely to continue to raise interest rates in 2017.  Any increase in interest rates could result in increased borrowing costs to us.  However, we could also benefit from any further improved economic fundamentals and increasing levels of employment.  We believe that the economy is in a cyclically-slower but prolonged broad-based upswing.  However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Real Estate Operations

Leasing

Our real estate portfolio was approximately 89.6% leased as of March 31, 2017, an increase from 89.3% as of December 31, 2016.  The 0.3% increase in leased space was a result of increased leasing completed net of lease expirations and terminations during the three months ended March 31, 2017.  As of March 31, 2017, we had approximately 1,047,000 square feet of vacancy in our portfolio compared to approximately 1,086,00,000 square feet of vacancy at December 31, 2016.  During the three months ended March 31, 2017, we leased approximately 206,000 square feet of office space, of which approximately 144,000 square feet were with existing tenants, at a weighted average term of 5.6 years.  On average, tenant improvements for such leases were $23.02 per square foot, lease commissions were $8.32 per square foot and rent concessions were approximately three months of free rent.  Average GAAP base rents under such leases were $28.36 per square foot, or 7.4% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2016.

In January 2016, our property at 801 Marquette Avenue in Minneapolis, Minnesota, with approximately 170,000 square feet of space, became vacant and we are redeveloping the property.  After extensive costing analysis with our potential development partners and outside professionals, we decided to redevelop the existing building ourselves, rather than raze it and build a new, mixed use tower with outside development partners.  Interior demolition and construction work commenced during the three months ended September 30, 2016.  We estimate the total redevelopment cost to be approximately $20 million, including leasing costs.  Delivery of the completed project is expected by the end of the second quarter of 2017.  Upon completion, we expect the redevelopment to result in approximately 128,000 net rental square feet and for the property to attain rents of approximately $17 to $19 net rent per square foot compared to previously expired net rent of approximately $4.75 per square foot.

As of March 31, 2017, leases for approximately 5.1% and 12.1% of the square footage in our portfolio are scheduled to expire during 2017 and 2018, respectively.  As the second quarter of 2017 begins, we believe that our property portfolio is well stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants.  We believe that most of our largest property markets are now experiencing generally steady or improving rental conditions.  We anticipate continued positive leasing activity within the portfolio in 2017.

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

Real Estate Acquisition and Investment Activity

During 2017:

•	during the three months ended March 31, we received approximately $0.3 million in cash from FSP Satellite Place Corp., as partial prepayment of a Sponsored REIT Loan; and
•	we have continued to actively explore additional potential real estate investment opportunities and anticipate further real estate investments in the future.

During 2016:

•	on January 19, we received approximately $37.5 million in cash from FSP 385 Interlocken Development Corp. as repayment in full of a Sponsored REIT Loan;
•	during the year ended December 31, we received approximately $2.3 million in cash from FSP Satellite Place Corp., as partial prepayment of a Sponsored REIT Loan;
•	on June 6, we acquired an office property with approximately 325,800 rentable square feet for $82 million located in Minneapolis, Minnesota;
•	on August 10, we acquired an office property with approximately 160,000 rentable square feet for $45.5 million located in Atlanta, Georgia; and
•	on December 1, we acquired an office property with approximately 613,000 rentable square feet for $154.2 million located in Denver, Colorado.

Dispositions of Properties and Asset Held for Sale

During the three months ended December 31, 2016, we reached an agreement to sell an office property located in Milpitas, California.  The property was classified as an asset held for sale at December 31, 2016 and was sold on January 6, 2017 at a $2.3 million gain.

During the year ended December 31, 2016, we sold an office property located in Maryland Heights, Missouri on April 5, 2016, at a $4.2 million gain.  During the three months ended June 30, 2016, we reached a decision to classify its office property located in Federal Way, Washington, as an asset held for sale.  In evaluating the Federal Way, Washington property, management considered various subjective factors.  We concluded that selling the property was the more prudent decision and outweighed the potential future benefit of continuing to hold the property.   The property was expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale net of applicable income taxes and was classified as an asset held for sale.  We sold the property on December 16, 2016 for $7.3 million of net proceeds resulting in a total loss of $7.1 million, net of applicable income taxes.

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

Results of Operations

The following table shows financial results for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(in thousands)	2017	2016	Change
Revenues:
Rental	$67,376	$58,360	$9,016
Related party revenue:
Management fees and interest income from loans	1,370	1,433	(63)
Other	10	20	(10)
Total revenues	68,756	59,813	8,943
Expenses:
Real estate operating expenses	17,308	15,292	2,016
Real estate taxes and insurance	12,403	9,150	3,253
Depreciation and amortization	25,332	22,445	2,887
Selling, general and administrative	3,443	3,530	(87)
Interest	7,579	6,433	1,146
Total expenses	66,065	56,850	9,215

Income before equity in losses of non-consolidated REITs, other, gain (loss) on sale of properties and property held for sale, less applicable income tax and taxes	2,691	2,963	(272)
Equity in losses of non-consolidated REITs	(397)	(286)	(111)
Other	22	—	22
Gain (loss) on sale of properties and property held for sale, less applicable income tax	2,289	—	2,289

Income before taxes on income	4,605	2,677	1,928
Taxes on income	125	98	27

Net income	$4,480	$2,579	$1,901

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016:

Revenues

Total revenues increased by $8.9 million to $68.8 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.  The increase was primarily a result of:

•

An increase in rental revenue of approximately $9.0 million arising primarily from rental revenue for properties that we acquired on each of June 6, 2016, August 10, 2016 and December 1, 2016, which was partially offset by the loss of revenue from the disposition of three other properties during 2016 and 2017.  We sold a property on each of April 5, 2016, December 16, 2016 and January 6, 2017. In addition, our leased space increased 0.3% to 89.6% at March 31, 2017 compared to 89.3% at December 31, 2016.

      This increase was partially offset by:

•

A decrease in interest income from loans to Sponsored REITs of approximately $0.1 million as a result of repayments of Sponsored REIT Loans, which was partially offset by higher interest rates in 2017 compared to 2016 and the funding of an advance on a Sponsored REIT Loan we made in December 2016.

Expenses

Total expenses increased by $9.2 million to $66.1 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.  The increase was primarily a result of:

•

An increase in real estate operating expenses and real estate taxes and insurance of approximately $5.3 million and an increase in depreciation and amortization of approximately $2.9 million, which were attributable to the acquisition of properties on June 6, 2016, August 10, 2016 and December 1, 2016, and were partially offset by decreases as a result of the disposition of three properties during 2016 and 2017.

•

An increase in interest expense of approximately $1.1 million to $7.6 million for the three months ended March 31, 2017 compared to the same period in 2016.  The increase was primarily attributable to higher interest rates, additional borrowings under the JPM Term Loan (as defined below) we entered into on November 30, 2016 and an increase in amortization of deferred financing costs during the three months ended March 31, 2017 as compared to the same period in 2016.

•

An decrease in selling, general and administrative expenses of $0.1 million as a result of decreases in personnel and information technology expenses.  We had 39 and 40 employees as of March 31, 2017 and 2016, respectively.

Equity in losses of non-consolidated REITs

Equity in losses from non-consolidated REITs increased approximately $0.1 million during the three months ended March 31, 2017 compared to the same period in 2016.  The increase was primarily attributable to equity in the loss from our preferred stock investment in a Sponsored REIT, FSP Grand Boulevard Corp., which we refer to as Grand Boulevard, which increased during the three months ended March 31, 2017 compared to the same period in 2016.

Other

Other expense was reduced by $22,000 for the three months ended March 31, 2017, which is attributable to hedge ineffectiveness from our derivatives’ fair value.  The ineffective portion of the derivatives’ fair value are recognized directly into earnings each quarter as hedge ineffectiveness.

Gain on sale of property and provision for loss on property held for sale

During the three months ended December 31, 2016, we reached an agreement to sell an office property located in Milpitas, California.  The property was classified as an asset held for sale at December 31, 2016 and was sold on January 6, 2017 at a $2.3 million gain.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, and other income taxes, which increased by $2,000 and $25,000 for the three months ended March 31, 2017, respectively, compared to the three months ended March 31, 2016.

Net Income

Net Income for the three months ended March 31, 2017 was $4.5 million compared to $2.6 million for the three months ended March 31, 2016, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	March 31,
(in thousands):	2017	2016
Net income	$4,480	$2,579
(Gain) loss on sale of properties, less applicable income tax	(2,289)	—
Equity in losses of non-consolidated REITs	397	286
FFO from non-consolidated REITs	791	645
Depreciation and amortization	25,163	22,527
NAREIT FFO	28,542	26,037
Hedge ineffectiveness	(22)	—
Acquisition costs of new properties	8	—

Funds From Operations	$28,528	$26,037

Net Operating Income (NOI)

The Company provides property performance based on Net Operating Income, which we refer to as NOI.  Management believes that investors are interested in this information.  NOI is a non-GAAP financial measure that the Company defines as net income (the most directly comparable GAAP financial measure) plus selling, general and administrative expenses, depreciation and amortization, including amortization of acquired above and below market lease intangibles and impairment charges, interest expense, less equity in earnings of nonconsolidated REITs, interest income, management fee income, hedge ineffectiveness, gains or losses on the sale of assets and excludes non-property specific income and expenses. The information presented includes footnotes and the data is shown by region with properties owned in the periods presented, which we call Same Store.  The comparative Same Store results include properties held for the periods presented and exclude properties that are non-operating, being developed or redeveloped, dispositions and significant nonrecurring income such as bankruptcy settlements and lease termination fees.  NOI, as defined by the Company, may not be comparable to NOI reported by other REITs that define NOI differently. NOI should not be considered an alternative to net income as an indication of our performance or to cash flows as a measure of the Company’s liquidity or its ability to make distributions.  The calculations of NOI are shown in the following table:

Net Operating Income (NOI)*

	Rentable
	Square Feet	Three Months Ended	Three Months Ended	Inc	%
(in thousands)	or RSF	31-Mar-17	31-Mar-16	(Dec)	Change
Region
East	1,332	$4,544	$4,671	$(127)	(2.7)%
MidWest	1,225	3,017	2,958	59	2.0%
South	4,468	16,211	17,200	(989)	(5.8)%
West	2,010	8,189	8,190	(1)	(0.0)%
Same Store	9,035	31,961	33,019	(1,058)	(3.2)%

Acquisitions	1,083	4,914	—	4,914	—%
Property NOI* from the continuing portfolio	10,118	36,875	33,019	3,856	11.7%
Dispositions, Non-Operating, Development or Redevelopment		(2)	448	(450)	(1.5)%
Property NOI*		$36,873	$33,467	$3,406	10.2%

Same Store		$31,961	$33,019	$(1,058)	(3.2)%

Less Nonrecurring
Items in NOI* (a)		65	413	(348)	1.0%

Comparative
Same Store		$31,896	$32,606	$(710)	(2.2)%

		Three Months Ended	Three Months Ended
Reconciliation to Net income		31-Mar-17	31-Mar-16
Net Income		$4,480	$2,579
Add (deduct):
(Gain) loss on sale of properties and property held for sale, less applicable income taxes		(2,289)	—
Hedge ineffectiveness		(22)	—
Management fee income		(794)	(660)
Depreciation and amortization		25,332	22,445
Amortization of above/below market leases		(168)	81
Selling, general and administrative		3,443	3,530
Interest expense		7,579	6,433
Interest income		(1,214)	(1,279)
Equity in losses of non-consolidated REITs		397	286
Non-property specific items, net		129	52

Property NOI*		$36,873	$33,467

(a)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the three months ending March 31, 2017 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	March 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2017 (a)	Square Feet (b)

Forest Park	Charlotte	NC	1999	62,212	62,212	100.0%	$13.62
Meadow Point	Chantilly	VA	1999	138,537	138,537	100.0%	26.11
Innsbrook	Glen Allen	VA	1999	298,456	298,456	100.0%	18.80
East Baltimore	Baltimore	MD	1989	325,445	247,599	76.1%	22.72
Loudoun Tech Center	Dulles	VA	1999	136,658	125,766	92.0%	18.04
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	37.62
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	33.83
East total				1,332,308	1,243,570	93.3%	24.88
Northwest Point	Elk Grove Village	IL	1999	177,095	177,095	100.0%	15.85
909 Davis Street	Evanston	IL	2002	195,430	157,204	80.4%	35.73
River Crossing	Indianapolis	IN	1998	205,059	180,308	87.9%	23.09
Timberlake	Chesterfield	MO	1999	234,496	234,496	100.0%	25.24
Timberlake East	Chesterfield	MO	2000	117,036	117,036	100.0%	24.99
121 South 8th Street	Minneapolis	MN	1974	296,051	170,733	57.7%	23.93
Plaza Seven	Minneapolis	MN	1987	326,413	309,701	94.9%	31.61
Midwest total				1,551,580	1,346,573	86.8%	26.22
Blue Lagoon Drive	Miami	FL	2002	212,619	212,619	100.0%	22.89
One Overton Park	Atlanta	GA	2002	387,267	303,462	78.4%	24.89
Park Ten	Houston	TX	1999	157,460	101,782	64.6%	30.94
Addison Circle	Addison	TX	1999	288,794	250,789	86.8%	33.63
Collins Crossing	Richardson	TX	1999	300,887	300,887	100.0%	24.67
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	32.27

The information presented below provides the weighted average GAAP rent per square foot for the three months ending March 31, 2017 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	March 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2017 (a)	Square Feet (b)

Park Ten Phase II	Houston	TX	2006	156,746	156,746	100.0%	$30.48
Liberty Plaza	Addison	TX	1985	218,934	178,147	81.4%	21.16
Legacy Tennyson Center	Plano	TX	1999/2008	202,600	132,865	65.6%	21.55
One Legacy Circle	Plano	TX	2008	214,110	206,809	96.6%	35.92
One Ravinia Drive	Atlanta	GA	1985	386,603	351,499	90.9%	24.77
Two Ravinia Drive	Atlanta	GA	1987	442,130	335,798	76.0%	26.16
Westchase I & II	Houston	TX	1983/2008	629,025	532,029	84.6%	33.31
Pershing Park Plaza	Atlanta	GA	1989	160,145	155,917	97.4%	35.13
999 Peachtree	Atlanta	GA	1987	621,946	590,662	95.0%	29.33
South Total				4,627,665	4,058,411	87.7%	28.65
380 Interlocken	Broomfield	CO	2000	240,185	196,399	81.8%	31.59
1999 Broadway	Denver	CO	1986	676,379	500,994	74.1%	32.07
1001 17th Street	Denver	CO	1977/2006	655,413	585,284	89.3%	37.20
600 17th Street	Denver	CO	1982	596,595	542,842	91.0%	33.86
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	24.90
390 Interlocken	Broomfield	CO	2002	241,751	230,945	95.5%	29.90
West Total				2,606,559	2,252,700	86.4%	32.94

Grand Total				10,118,112	8,901,253	88.0%	$28.84

(a)	Based on weighted occupied square feet for the three months ended March 31, 2017, including month-to-month tenants, divided by the Property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the three months ended March 31, 2017 per weighted occupied square foot.

Liquidity and Capital Resources

Cash and cash equivalents were $11.1 million and $9.3 million at March 31, 2017 and December 31, 2016, respectively. The increase of $1.8 million is attributable to $12.0 million provided by operating activities, less $4.8 million used in investing activities less $5.4 million used in financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties.

Operating Activities

The cash provided by our operating activities of $12.0 million is primarily attributable to net income of $4.5 million excluding a net gain on the sale of a property of $2.3 million, plus the add-back of $25.1 million of non-cash expenses.  These increases were partially offset by a decrease in accounts payable and accrued expenses of $12.7 million, an increase in payments of deferred leasing commissions of $1.6 million, an increase in tenant rent receivables of $0.7 million and a increase in lease acquisition costs of $0.3 million.

Investing Activities

Our cash used by investing activities for the three months ended March 31, 2017 of $4.8 million is primarily attributable to the purchases of other real estate assets and office equipment investments and office equipment of approximately $11.6 million.  These uses were partially offset by net proceeds received from the sale of a property on January 6, 2017 of $6.2 million, repayments received from a related party mortgage receivable of $0.3 million and distributions received from non-consolidated REITs of $0.3 million.

Financing Activities

Our cash used in financing activities for the three months ended March 31, 2017 of $5.4 million is primarily attributable to distributions paid to stockholders of $20.4 million, which was partially offset by net borrowings on the BAML Revolver (as defined below) of $15.0 million.

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

The JPM Term Loan bears interest at either (i) a number of basis points over the Eurodollar Rate depending on the Company’s credit rating (135.0 basis points over the Eurodollar Rate at March 31, 2017) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (35.0 basis points over the base rate at March 31, 2017).

Based upon the Company’s credit rating, as of March 31, 2017, the weighted average interest rate on the JPM Term Loan was 2.35% per annum.  The weighted average interest rate on the JPM Term Loan during the three months ended March 31, 2017 was approximately 2.16% per annum.  The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2016 was approximately 1.99% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the JPM Term Loan financial covenants as of March 31, 2017.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at March 31, 2017) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at March 31, 2017).

Although the interest rate on the BMO Term Loan is variable, the Company fixed the base LIBOR interest rate by entering into an interest rate swap agreement.  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, as of March 31, 2017, the effective interest rate on the BMO Term Loan was 3.97% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BMO Term Loan financial covenants as of March 31, 2017.

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

BAML Revolver Highlights

•

The BAML Revolver is for borrowings, at the Company’s election, of up to $500 million.  Borrowings made pursuant to the BAML Revolver may be revolving loans, swing line loans or letters of credit, the combined sum of which may not exceed $500 million outstanding at any time.

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

As of March 31, 2017, there were borrowings of $295 million outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.25% over LIBOR at March 31, 2017) or (ii) a margin over the base rate depending on the Company’s credit rating (0.25% over the base rate at March 31, 2017). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating (0.25% at March 31, 2017). The facility fee is assessed against the total amount of the BAML Revolver, or $500 million.

Based upon the Company’s credit rating, as of March 31, 2017, the weighted average interest rate on the BAML Revolver was 2.07% per annum. As of December 31, 2016, the weighted average interest rate on the BAML Revolver was 1.88% per annum and there were borrowings of $280 million outstanding. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the three months ended March 31, 2017 was approximately 2.03% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2016 was approximately 1.73% per annum.

BAML Term Loan Highlights

•	The BAML Term Loan is for $400 million.
•	The BAML Term Loan matures on September 27, 2021.
•

The BAML Credit Facility includes an accordion feature that allows for an aggregate amount of up to $350 million of additional borrowing capacity applicable to the BAML Revolver and/or the BAML Term Loan, subject to receipt of lender commitments and satisfaction of certain customary conditions.

•	On September 27, 2012, the Company drew down the entire $400 million and such amount remains fully advanced and outstanding under the BAML Credit Facility.

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.45% over LIBOR at March 31, 2017) or (ii) a margin over the base rate depending on the Company’s credit rating (0.45% over the base rate at March 31, 2017).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement. On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum until September 27, 2017.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021.  Accordingly, based upon the Company’s credit rating, as of March 31, 2017, the effective interest rate on the BAML Term Loan was 2.20% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.  The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BAML Credit Facility financial covenants as of March 31, 2017.

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

As of March 31, 2017, we had an automatic shelf registration statement on Form S-3 on file with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our debt securities, common stock, preferred stock or depository shares.  From time to time, we expect to issue debt securities, common stock, preferred stock or depository shares under our existing automatic shelf registration statements or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of March 31, 2017, we were committed to fund up to $90.3 million to four Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $81.5 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Additional information about our Sponsored REIT Loans outstanding as of March 31, 2017, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-Consolidated Entities, Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  The rental income exceeded the expenses for each individual property, with the exception of one property located in Minneapolis, Minnesota for the three months ended March 31, 2017 and 2016.

Our property located at 801 Marquette Avenue in Minneapolis, Minnesota has approximately 170,000 square feet of rentable space and became vacant in January 2016.  During the first quarter of 2016, we evaluated development and redevelopment opportunities at the property.  On March 31, 2016, we commenced a redevelopment plan for the property.  As a result of the vacancy, we had no rental income and had operating expenses of $1,000 and $259,000 during the three months ended March 31, 2017 and 2016, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  As of March 31, 2017 and December 31, 2016, if market rates on our outstanding borrowings under our BAML Revolver increased by 10% at maturity, or approximately 23 and 21 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $1.0 million and $0.9 million annually, respectively.  Based upon our credit rating, the interest rate on the BAML Revolver as of March 31, 2017 was LIBOR plus 125 basis points, or 2.07% per annum.  Based upon our credit rating, the interest rate on the JPM Term Loan as of March 31, 2017 was the Eurodollar Rate plus 135 basis points, or 2.35% per annum .  We do not believe that the interest rate risk on the BAML Revolver and the JPM Term Loan is material as of March 31, 2017.

Although the interest rates on the BMO Term Loan and the BAML Term Loan are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BAML Term Loan by entering into interest rate swap agreements.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning September 27, 2017 and ending September 27, 2021 (the “2017 Interest Rate Swap”).  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum until August 26, 2020 (the “BMO Interest Rate Swap”).  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum until September 27, 2017 (the “BAML Interest Rate Swap”).  Accordingly, based upon our credit rating, as of December 31, 2016, the interest rate on the BMO Term Loan was 3.97% per annum and the interest rate on the BAML Term Loan was 2.20% per annum.  The fair value of the 2017 Interest Rate Swap, the BMO Interest Rate Swap and the BAML Interest Rate Swap are affected by changes in market interest rates.  We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the 2017 Interest Rate Swap from September 27, 2017 until September 27, 2021.  We believe we have mitigated interest rate risk with respect to the BMO Term Loan through the BMO Interest Rate Swap until August 26, 2020.  We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the BAML Interest Rate Swap until September 27, 2017.  The 2017 Interest Rate Swap, the BMO Interest Rate Swap, the BAML Interest Rate Swap were our only derivative instruments as of March 31, 2017.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BMO Term Loan and our BAML Term Loan as of March 31, 2017 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$12,925
BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(4,351)
BAML Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$678

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

During the three months ended March 31, 2017, we recorded $22,000 of hedge ineffectiveness in earnings, which is included in “Other” in the condensed consolidated statements of income.

The following table presents as of March 31, 2017, our contractual variable rate borrowings under our BAML Revolver, which matures on October 29, 2018, under our JPM Term Loan, which matures on November 30, 2018, under our BAML Term Loan, which matures on September 27, 2021 and under our BMO Term Loan, which matures on August 26, 2020.  Under the BAML Revolver, we have the right to extend the initial maturity date by an additional 12 months, or until October 29, 2019, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2017	2018	2019	2020	2021	Thereafter
BAML Revolver	$295,000	$—	$295,000	$—	$—	$—	$—
JPM Term Loan	150,000	—	150,000	—	—	—	—
BAML Term Loan	400,000	—	—	—	—	400,000	—
BMO Term Loan	220,000	—	—	—	220,000	—	—
Total	$1,065,000	$—	$445,000	$—	$220,000	$400,000	$—

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

As of March 31, 2017, there have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2016 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: May 2, 2017	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: May 2, 2017	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Condensed Consolidated Financial Statements.

Footnotes	Description

(1)	Incorporated by reference to FSP Corp.’s Form 8-A, filed on April 5, 2005 (File No. 001-32470).

(2)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 15, 2013 (File No. 001-32470).

*	Filed herewith.