Form 10-Q
period 2017-06-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2017-08-01
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017.

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

The number of shares of common stock outstanding as of July  27, 2017 was 107,231,155.

Franklin Street Properties Corp.
Form 10-Q

Quarterly Report
June 30, 2017

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Franklin Street Properties Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share and par value amounts)	2017	2016
Assets:
Real estate assets:
Land	$191,578	$196,178
Buildings and improvements	1,792,784	1,822,183
Fixtures and equipment	4,841	4,136
	1,989,203	2,022,497
Less accumulated depreciation	348,652	337,228
Real estate assets, net	1,640,551	1,685,269
Acquired real estate leases, less accumulated amortization of $110,348 and $112,441, respectively	105,811	125,491
Investment in non-consolidated REITs	73,876	75,165
Asset held for sale	31,868	3,871
Cash and cash equivalents	11,537	9,335
Restricted cash	86	31
Tenant rent receivables, less allowance for doubtful accounts of $125 and $100, respectively	4,706	3,113
Straight-line rent receivable, less allowance for doubtful accounts of $50 and $50, respectively	51,590	50,930
Prepaid expenses and other assets	5,124	5,231
Related party mortgage loan receivables	72,250	81,780
Other assets: derivative asset	11,333	12,907
Office computers and furniture, net of accumulated depreciation of $1,352 and $1,277, respectively	287	313
Deferred leasing commissions, net of accumulated amortization of $19,465 and $18,301, respectively	33,548	34,697
Total assets	$2,042,567	$2,088,133

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$295,000	$280,000
Term loans payable, less unamortized financing costs of $4,139 and $4,783, respectively	765,861	765,217
Accounts payable and accrued expenses	55,241	57,259
Accrued compensation	1,929	3,784
Tenant security deposits	5,367	5,355
Other liabilities: derivative liabilities	4,364	5,551
Acquired unfavorable real estate leases, less accumulated amortization of $7,308 and $8,422, respectively	6,961	8,923
Total liabilities	1,134,723	1,126,089

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 107,231,155 and 107,231,155 shares issued and outstanding, respectively	11	11
Additional paid-in capital	1,356,457	1,356,457
Accumulated other comprehensive loss	4,940	5,478
Accumulated distributions in excess of accumulated earnings	(453,564)	(399,902)
Total stockholders’ equity	907,844	962,044
Total liabilities and stockholders’ equity	$2,042,567	$2,088,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016

Revenues:
Rental	$66,995	$59,453	$134,371	$117,813
Related party revenue:
Management fees and interest income from loans	1,366	1,337	2,736	2,770
Other	10	17	20	37
Total revenues	68,371	60,807	137,127	120,620
Expenses:
Real estate operating expenses	17,286	14,929	34,594	30,221
Real estate taxes and insurance	11,595	10,154	23,998	19,304
Depreciation and amortization	25,279	22,352	50,611	44,797
Selling, general and administrative	3,077	3,494	6,520	7,024
Interest	7,893	6,417	15,472	12,850
Total expenses	65,130	57,346	131,195	114,196

Income before equity in losses of non-consolidated REITs, other and gain (loss) on sale of properties and properties held for sale, less applicable income tax and taxes	3,241	3,461	5,932	6,424
Equity in losses of non-consolidated REITs	(201)	(86)	(598)	(372)
Other	129	(1,009)	151	(1,009)
Gain (loss) on sale of properties and properties held for sale, less applicable income tax	(20,492)	(643)	(18,203)	(643)

Income (loss) before taxes on income	(17,323)	1,723	(12,718)	4,400
Taxes on income	72	111	197	209

Net income (loss)	$(17,395)	$1,612	$(12,915)	$4,191

Weighted average number of shares outstanding, basic and diluted	107,231	100,187	107,231	100,187

Net income (loss) per share, basic and diluted	$(0.16)	$0.02	$(0.12)	$0.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Other Comprehensive Income (Loss)

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

Net income (loss)	$(17,395)	$1,612	$(12,915)	$4,191

Other comprehensive income (loss):
Unrealized loss on derivative financial instruments	(2,411)	(677)	(538)	(6,792)

Total other comprehensive loss	(2,411)	(677)	(538)	(6,792)

Comprehensive income (loss)	$(19,806)	$935	$(13,453)	$(2,601)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income (loss)	$(12,915)	$4,191
Adjustments to reconcile net income or loss to net cash provided by operating activities:
Depreciation and amortization expense	51,823	45,830
Amortization of above and below market leases	(855)	82
Hedge ineffectiveness	(151)	1,009
(Gain) loss on sale of properties and properties held for sale, less applicable income tax	18,203	643
Equity in losses of non-consolidated REITs	598	372
Increase (decrease) in allowance for doubtful accounts	25	70
Changes in operating assets and liabilities:
Restricted cash	(55)	20
Tenant rent receivables	(1,618)	(440)
Straight-line rents	(1,897)	(1,975)
Lease acquisition costs	(318)	(252)
Prepaid expenses and other assets	(503)	(958)
Accounts payable, accrued expenses and other items	(6,829)	(7,776)
Accrued compensation	(1,855)	(1,398)
Tenant security deposits	12	(136)
Payment of deferred leasing commissions	(3,632)	(6,898)
Net cash provided by operating activities	40,033	32,384
Cash flows from investing activities:
Property acquisitions	—	(60,844)
Property improvements, fixtures and equipment	(28,415)	(10,870)
Office computers and furniture	(49)	(34)
Acquired real estate leases	—	(12,951)
Distributions in excess of earnings from non-consolidated REITs	691	359
Repayment of related party mortgage receivable	9,530	39,331
Proceeds received on sales of real estate assets	6,160	20,058
Net cash used in investing activities	(12,083)	(24,951)
Cash flows from financing activities:
Distributions to stockholders	(40,748)	(38,072)
Borrowings under bank note payable	40,000	95,000
Repayments of bank note payable	(25,000)	(75,000)
Net cash used in financing activities	(25,748)	(18,072)
Net increase (decrease) in cash and cash equivalents	2,202	(10,639)
Cash and cash equivalents, beginning of year	9,335	18,163
Cash and cash equivalents, end of period	$11,537	$7,524

Non-cash investing and financing activities:
Accrued costs for purchases of real estate assets	$10,041	$2,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Organization, Properties, Basis of Presentation, Financial Instruments and Recent Accounting Standards

Organization

Franklin Street Properties Corp. (“FSP Corp.” or the “Company”) holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC,  FSP Holdings LLC and FSP Protective TRS Corp.  FSP Property Management LLC provides asset management and property management services.  The Company also has a non-controlling common stock interest in six corporations organized to operate as real estate investment trusts (“REIT”) and a non-controlling preferred stock interest in two of those REITs.  Collectively, the six REITs are referred to as the “Sponsored REITs”.

As of June 30, 2017, the Company owned and operated a portfolio of real estate consisting of 35 operating properties, one property that was substantially redeveloped and is in lease-up and six managed Sponsored REITs; and held four promissory notes secured by mortgages on real estate owned by Sponsored REITs, including two mortgage loans and two revolving lines of credit.  From time-to-time, the Company may acquire, develop or redevelop real estate, make additional secured loans or acquire a Sponsored REIT.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s number of operating properties and rentable square feet of real estate.  In January 2016, the Company classified one property as non-operating that was substantially redeveloped and is in lease-up, which is excluded as of June 30, 2017.

	As of June 30,
	2017	2016
Commercial real estate:
Number of properties	35	35
Rentable square feet	10,084,710	9,523,054

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other period.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 requires lessees to establish a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term on their balance sheets.  Lessees will continue to recognize lease expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  This new standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter with early adoption permitted.  The Company is currently evaluating the potential changes from ASU 2016-02 to future financial reporting and disclosures.  The Company expects that the adoption of this standard in 2019 will increase our assets and liabilities by approximately $3 million for the addition of right-of-use assets and lease liabilities related to an operating lease for office space; however, we do not expect the adoption of this standard to have a material impact to our results of operations or liquidity.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how reporting entities should present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the potential impact that adoption of ASU 2016-15 will have on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU 2016-18”), which clarifies how reporting entities should present restricted cash and restricted cash equivalents. Reporting entities will show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheets. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU 2016-18 will have on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”), which provides additional guidance on evaluating whether transactions should be accounted for as an acquisition (or disposal) of assets of  a business.  The update defines three requirements for a set of assets and activities (collectively referred to as a “set”) to be considered a business: inputs, processes and outputs.  ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  This update will be applied prospectively to any transactions occurring within the period of adoption.  We are currently assessing the impact of the update; however, subsequent to adoption we believe certain property acquisitions which under previous guidance would have been accounted for as business combinations will be accounted for as acquisitions of assets.  In an acquisition of assets, certain acquisition costs are capitalized as opposed to expensed under business combination guidance.

2.  Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At June 30, 2017 and December 31, 2016, the Company held a common stock interest in six  and seven Sponsored REITs, respectively.  The Company holds a non-controlling preferred stock investment in two of these Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

During the year ended December 31, 2016 properties owned by two Sponsored REITs were sold and during the six months ended June 30, 2017,  another property  owned by a Sponsored REIT was sold and, thereafter, liquidating distributions for their preferred shareholders were declared and issued. The Company held a mortgage loan with two of these entities, which were secured by the property owned by FSP 385 Interlocken Development Corp. (“385 Interlocken”) and the property owned by FSP 1441 Main Street Corp. (“1441 Main”).  The loan with 385 Interlocken in the principal amount of $37,500,000 and the loan with 1441 Main in the principal amount of $9,000,000 were repaid by the proceeds of the sales.

Equity in losses of investment in non-consolidated REITs:

The following table includes equity in losses of investments in non-consolidated REITs

	Six Months Ended June 30,
(in thousands)	2017	2016

Equity in losses of East Wacker	$251	$325
Equity in losses of Grand Boulevard	347	47
	$598	$372

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

The Company recorded distributions of $691,000 and $359,000 from non-consolidated REITs during the six months ended June 30, 2017 and 2016, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $316,000 and $320,000 for the six months ended June 30, 2017 and 2016, respectively.

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

The following is a summary of the Sponsored REIT Loans outstanding as of June 30, 2017:

			Maximum	Amount				Interest
(dollars in thousands)		Maturity	Amount	Drawn at	Interest		Draw	Rate at
Sponsored REIT	Location	Date	of Loan	30-Jun-17	Rate (1)		Fee (2)	30-Jun-17

Secured revolving lines of credit
FSP Satellite Place Corp.	Duluth, GA	31-Dec-19	$5,500	$2,650	L+	4.4%	0.5%	5.48%
FSP Energy Tower I Corp. (3)	Houston, TX	30-Jun-19	20,000	15,600	L+	5.0%	0.5%	6.08%

Mortgage loan secured by property
FSP Monument Circle LLC (4)	Indianapolis, IN	7-Dec-18	21,000	21,000		4.90%	n/a	4.90%
FSP Energy Tower I Corp. (3) (5)	Houston, TX	30-Jun-19	33,000	33,000		6.41%	n/a	6.41%

			$79,500	$72,250

(1)	The interest rate is 30-day LIBOR rate plus the additional rate indicated, otherwise a fixed rate.
(2)	The draw fee is a percentage of each new advance, and is paid at the time of each new draw.
(3)	These loans were extended on June 16, 2017.
(4)	This mortgage loan includes an origination fee of $164,000 and an exit fee of $38,000 when repaid by the borrower.
(5)	This mortgage loan includes an annual extension fee of $108,900 paid by the borrower.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $2,420,000 and $2,450,000 for the six months ended June 30, 2017 and 2016, respectively.

Non-consolidated REITs:

The balance sheet data below for 2017 and 2016 includes the 6 and 7 Sponsored REITs the Company held an interest in as of June 30, 2017 and December 31, 2016, respectively.  The operating data below for 2017 and 2016 include the operations of the 7 and 9 Sponsored REITs in which the Company held an interest in during the six months ended June 30, 2017 and 2016, respectively.

Summarized financial information for these Sponsored REITs is as follows:

	June 30,	December 31,
(in thousands)	2017	2016

Balance Sheet Data (unaudited):
Real estate, net	$312,226	$345,532
Other assets	77,831	86,594
Total liabilities	(150,971)	(164,820)
Shareholders’ equity	$239,086	$267,306

	For the Six Months Ended
	June 30,
(in thousands)	2017	2016

Operating Data (unaudited):
Rental revenues	$28,084	$26,681
Other revenues	4	25
Operating and maintenance expenses	(14,466)	(14,497)
Depreciation and amortization	(9,943)	(9,054)
Interest expense	(4,226)	(4,284)
Gain on sale, less applicable income tax	—	26,397
Net income (loss)	$(547)	$25,268

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

The JPM Term Loan bears interest at either (i) a number of basis points over the Eurodollar Rate depending on the Company’s credit rating (135.0 basis points over the Eurodollar Rate at June 30, 2017) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (35.0 basis points over the base rate at June 30, 2017).

Based upon the Company’s credit rating, as of June 30, 2017, the interest rate on the JPM Term Loan was 2.60% per annum.  The weighted average interest rate on the JPM Term Loan during the six months ended June 30, 2017 was approximately 2.27% per annum.  The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2016 was approximately 1.99% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the JPM Term Loan financial covenants as of June 30, 2017.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at June 30, 2017) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at June 30, 2017).

Although the interest rate on the BMO Term Loan is variable, the Company fixed the base LIBOR interest rate by entering into an interest rate swap agreement.  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, as of June 30, 2017, the effective interest rate on the BMO Term Loan was 3.97% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BMO Term Loan financial covenants as of June 30, 2017.

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

As of June 30, 2017, there were borrowings of $295 million outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.25% over LIBOR at June 30, 2017) or (ii) a margin over the base rate depending on the Company’s credit rating (0.25% over the base rate at June 30, 2017). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating (0.25% at June 30, 2017). The facility fee is assessed against the total amount of the BAML Revolver, or $500 million.

Based upon the Company’s credit rating, as of June 30, 2017, the weighted average interest rate on the BAML Revolver was 2.32% per annum. As of December 31, 2016, the weighted average interest rate on the BAML Revolver was 1.88% per annum and there were borrowings of $280 million outstanding. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the six months ended June 30, 2017 was approximately 2.14% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2016 was approximately 1.73% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.45% over LIBOR at June 30, 2017) or (ii) a margin over the base rate depending on the Company’s credit rating (0.45% over the base rate at June 30, 2017).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement. On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum until September 27, 2017.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021.  Accordingly, based upon the Company’s credit rating, as of June 30, 2017, the effective interest rate on the BAML Term Loan was 2.20% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.  The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BAML Credit Facility financial covenants as of June 30, 2017.

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

The following table summarizes the notional and fair value of our derivative financial instruments at June 30, 2017. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$10,866
BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(4,364)
BAML Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$467

On June 30, 2017, the 2017 Interest Rate Swap was reported as an asset at its fair value of approximately $10.9 million, the BMO Interest Rate Swap was reported as a liability at its fair value of approximately $4.4 million and the BAML Interest Rate Swap was reported as an asset at its fair value of approximately $0.5 million.  These are included in other liabilities: derivative liability and other assets: derivative asset on the consolidated balance sheet at June 30, 2017, respectively.  Offsetting adjustments are reported as unrealized gains or losses on derivative financial instruments in accumulated other comprehensive income of $0.5 million.  During the six months ended June 30, 2017,  $1.3 million was reclassified out of other comprehensive income and into interest expense.

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

During the three and six months ended June 30, 2017, the Company recorded $129,000 and $151,000, respectively, of hedge ineffectiveness in earnings.  During the three and six months ended June 30, 2016, the Company recorded $1.0 million of hedge ineffectiveness in earnings.  Hedge ineffectiveness is included in “Other” in the condensed consolidated statements of income.

In the event that LIBOR is negative, the Company will make payments to the hedge counterparty equal to the spread between LIBOR and zero, which will be included in interest expense in the condensed consolidated statements of income.

5.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at June 30, 2017 and 2016, respectively.

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

As of June 30, 2017, the Company had 107,231,155 shares of common stock outstanding.  The Company declared and paid dividends as follows (in thousands, except per share amounts):

	Dividends Per	Total
Quarter Paid	Share	Dividends

First quarter of 2017	$0.19	$20,374
Second quarter of 2017	$0.19	$20,374

First quarter of 2016	$0.19	$19,036
Second quarter of 2016	$0.19	$19,036

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

The Company is subject to a business tax known as the Revised Texas Franchise Tax.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax.  The Company recorded a provision for the Revised Texas Franchise Tax of $176,000 and $175,000 for the six months ended June 30, 2017 and 2016, respectively.

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.  The gross amount of NOLs available to the Company was $13,041,000 as of each of June 30, 2017 and December 31, 2016.

Income Tax Expense

The income tax expense reflected in the condensed consolidated statements of income relates primarily to a franchise tax on our Texas properties.  FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties and the tax expenses associated with these activities are reported as Other Taxes in the table below:

	For the Six Months Ended June 30,
(Dollars in thousands)	2017	2016

Revised Texas franchise tax	$176	$175
Other Taxes	21	34
Taxes on income	$197	$209

Taxes on income are a current tax expense.  No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

8.  Dispositions of properties

During the three months ended June 30, 2017, the Company reached a decision to classify an office property located in Baltimore, Maryland as an asset held for sale.  In evaluating the Baltimore, Maryland property, management considered various subjective factors, including the time, cost and likelihood of successfully leasing the property, the effect of the property’s results on its unencumbered asset value, which is part of the leverage ratio used to compare to a maximum leverage covenant in the JPM Term Loan, BMO Term Loan and the BAML Credit Facility, future capital costs to upgrade and reposition the multi-tenant property and to lease up the building, recent leasing and economic activity in the local area, and offers to purchase the property.  The Company concluded that selling the property was the more prudent decision and outweighed the potential future benefit of continuing to hold the property.   The property is expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $20.5 million net of applicable income taxes, and was classified as an asset held for sale at June 30, 2017.  The Company estimated the fair value of the property, less estimated costs to sell using the offers to purchase the property made by third parties (Level 3 inputs, as there is no active market).

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

9.  Subsequent Events

On July 7, 2017, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on August 10, 2017 to stockholders of record on July 21, 2017.

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

Overview

FSP Corp., or we or the Company, operates in a single reportable segment: real estate operations.  The real estate operations market involves real estate rental operations, leasing, secured financing of real estate and services provided for asset management, property management, property acquisitions, dispositions and development.  Our current strategy is to invest in select urban infill and central business district properties, with primary emphasis on our five core markets of Atlanta, Dallas, Denver, Houston and Minneapolis.  We believe that our five core markets have macro-economic drivers that have the potential to increase occupancies and rents.  We will also monitor other markets for opportunistic investments.  We seek value-oriented investments with an eye towards long-term growth and appreciation, as well as current income.

As of June 30, 2017, approximately 7.6 million square feet, or approximately 75.5% of our total owned portfolio, was located in our five core markets.  From time-to-time we may dispose of our smaller, suburban office assets and replace them with larger urban infill and central business district office assets located primarily in our five core markets.  As we execute this strategy, short term operating results could be adversely impacted.  However, we believe that the transformed portfolio has the potential to provide higher profit and asset value growth over a longer period of time.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”).  ASU 2016-02 requires lessees to establish a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term on their balance sheets.  Lessees will continue to recognize lease expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  This new standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter with early adoption permitted.  The Company is currently evaluating the potential changes from ASU 2016-02 to future financial reporting and disclosures.  The Company expects that the adoption of this standard in 2019 will increase our assets and liabilities by approximately $3 million for the addition of right-of-use assets and lease liabilities related to an operating lease for office space; however, we do not expect the adoption of this standard to have a material impact to our results of operations or liquidity.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how reporting entities should present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the potential impact that adoption of ASU 2016-15 will have on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU 2016-18”), which clarifies how reporting entities should present restricted cash and restricted cash equivalents. Reporting entities will show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheets. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU 2016-18 will have on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”), which provides additional guidance on evaluating whether transactions should be accounted for as an acquisition (or disposal) of assets of a business.  The update defines three requirements for a set of assets and activities (collectively referred to as a “set”) to be considered a business: inputs, processes and outputs.  ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  This update will be applied prospectively to any transactions occurring within the period of adoption.  We are currently assessing the impact of the update; however, subsequent to adoption we believe certain property acquisitions which under previous guidance would have been accounted for as business combinations will be accounted for as acquisitions of assets.  In an acquisition of assets, certain acquisition costs are capitalized as opposed to expensed under business combination guidance.

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of slow economic growth, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, the pace of economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit and interest rates.  In addition, the Federal Reserve Bank has indicated that it could raise interest rates further in 2017 and 2018.  Any increase in interest rates could result in increased borrowing costs to us.  However, we could also benefit from any further improved economic fundamentals and increasing levels of employment.  We believe that the economy is in a cyclically-slower but prolonged broad-based upswing.  However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Real Estate Operations

Leasing

Our real estate portfolio was approximately 88.1% leased as of June 30, 2017, a decrease from 89.3% as of December 31, 2016.  The 1.2% decrease in leased space was a result of lease expirations and terminations during the six months ended June 30, 2017.  As of June 30, 2017, we had approximately 1,201,000 square feet of vacancy in our portfolio compared to approximately 1,086,000 square feet of vacancy at December 31, 2016.  During the six months ended June 30, 2017, we leased approximately 476,000 square feet of office space, of which approximately 364,000 square feet were with existing tenants, at a weighted average term of 5.8 years.  On average, tenant improvements for such leases were $18.87 per square foot, lease commissions were $7.82 per square foot and rent concessions were approximately three months of free rent.  Average GAAP base rents under such leases were $28.64 per square foot, or 7.2% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2016.

In January 2016, our property at 801 Marquette Avenue in Minneapolis, Minnesota, with approximately 170,000 square feet of space, became vacant and we subsequently redeveloped the property.  Interior demolition and construction work commenced during the three months ended September 30, 2016.  We estimated the total redevelopment cost, including leasing costs, to be approximately $20 million.  As of June 30, 2017, we had incurred approximately $15 million in total redevelopment costs.  Delivery of the substantially completed project was achieved at the end of the second quarter of 2017.  Redevelopment of 801 Marquette Avenue has resulted in approximately 128,000 of net rentable square feet for the property.  We anticipate the project, when leased, will attain rents of approximately $17 to $19 net rent per square foot compared to previously expired net rent of approximately $4.75 per square foot.

As of June 30, 2017, leases for approximately 1.7% and 12.9% of the square footage in our portfolio are scheduled to expire during 2017 and 2018, respectively.  As the third quarter of 2017 begins, we believe that our property portfolio is well stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants.  We believe that most of our largest property markets are now experiencing generally steady or improving rental conditions.  We anticipate continued positive leasing activity within the portfolio in 2017.

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

Real Estate Acquisition and Investment Activity

During 2017:

•	on January 6, we received approximately $6.2 million in proceeds from the sale of a property located in Milpitas, California;
•	on June 7, we received approximately $9.0 million in cash from FSP 1441 Main Street Corp. as repayment in full of a Sponsored REIT Loan;
•	during the six months ended June 30, we received approximately $0.5 million in cash from FSP Satellite Place Corp., as partial prepayment of a Sponsored REIT Loan; and
•	we have continued to actively explore additional potential real estate investment opportunities and anticipate further real estate investments in the future.

During 2016:

•	on January 19, we received approximately $37.5 million in cash from FSP 385 Interlocken Development Corp. as repayment in full of a Sponsored REIT Loan;
•	on April 5, we received approximately $20.2 million in proceeds from the sale of a property located in Maryland Heights, Missouri;
•	on June 6, we acquired an office property with approximately 325,800 rentable square feet for $82 million located in Minneapolis, Minnesota;
•	on August 10, we acquired an office property with approximately 160,000 rentable square feet for $45.5 million located in Atlanta, Georgia;
•	on December 1, we acquired an office property with approximately 613,000 rentable square feet for $154.2 million located in Denver, Colorado;
•	on December 16, we received approximately $7.5 million in proceeds from the sale of a property located in Federal Way, Washington; and
•	during the year ended December 31, we received approximately $2.3 million in cash from FSP Satellite Place Corp., as partial prepayment of a Sponsored REIT Loan.

Dispositions of Properties and Asset Held for Sale

During the three months ended June 30, 2017, we reached a decision to classify our office property located in Baltimore, Maryland as an asset held for sale.  In evaluating the Baltimore, Maryland property, management considered various subjective factors, including the time, cost and likelihood of successfully leasing the property, the effect of the property’s results on its unencumbered asset value, which is part of the leverage ratio used to compare to a maximum leverage covenant in the JPM Term Loan, BMO Term Loan and the BAML Credit Facility, future capital costs to upgrade and reposition the multi-tenant property and to lease up the building, recent leasing and economic activity in the local area, and offers to purchase the property.  We concluded that selling the property was the more prudent decision and outweighed the potential future benefit of continuing to hold the property.   The property is expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $20.5 million net of applicable income taxes, and was classified as an asset held for sale at June 30, 2017.

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

Results of Operations

The following table shows financial results for the three months ended June 30, 2017 and 2016:

	Three months ended June 30,
(in thousands)	2017	2016	Change
Revenues:
Rental	$66,995	$59,453	$7,542
Related party revenue:
Management fees and interest income from loans	1,366	1,337	29
Other	10	17	(7)
Total revenues	68,371	60,807	7,564
Expenses:
Real estate operating expenses	17,286	14,929	2,357
Real estate taxes and insurance	11,595	10,154	1,441
Depreciation and amortization	25,279	22,352	2,927
Selling, general and administrative	3,077	3,494	(417)
Interest	7,893	6,417	1,476
Total expenses	65,130	57,346	7,784

Income before equity in losses of non-consolidated REITs, other, gain (loss) on sale of properties and properties held for sale, less applicable income tax and taxes	3,241	3,461	(220)
Equity in losses of non-consolidated REITs	(201)	(86)	(115)
Other	129	(1,009)	1,138
Gain (loss) on sale of properties and properties held for sale, less applicable income tax	(20,492)	(643)	(19,849)

Income (loss) before taxes on income	(17,323)	1,723	(19,046)
Taxes on income	72	111	(39)

Net income (loss)	$(17,395)	$1,612	$(19,007)

Comparison of the three months ended June 30, 2017 to the three months ended June 30, 2016:

Revenues

Total revenues increased by $7.6 million to $68.4 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.  The increase was primarily a result of:

•

An increase in rental revenue of approximately $7.5 million arising primarily from rental revenue for properties that we acquired on each of June 6, 2016, August 10, 2016 and December 1, 2016, which was partially offset by the loss of revenue from the disposition of three other properties during 2016 and 2017.  We sold a property on each of April 5, 2016,  December 16, 2016 and January 6, 2017. In addition, our leased space decreased 1.2% to 88.1% at June 30, 2017 compared to 89.3% at December 31, 2016.

Expenses

Total expenses increased by $7.8 million to $65.1 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.  The increase was primarily a result of:

•

An increase in real estate operating expenses and real estate taxes and insurance of approximately $3.8 million and an increase in depreciation and amortization of approximately $2.9 million, which were attributable to the acquisition of properties on June 6, 2016, August 10, 2016 and December 1, 2016, and were partially offset by decreases as a result of the disposition of three properties during 2016 and 2017.

•

An increase in interest expense of approximately $1.5 million to $7.9 million for the three months ended June 30, 2017 compared to the same period in 2016.  The increase was primarily attributable to higher interest rates, additional borrowings under the JPM Term Loan (as defined below) we entered into on November 30, 2016 and an increase in amortization of deferred financing costs during the three months ended June 30, 2017 as compared to the same period in 2016.

•

A decrease in selling, general and administrative expenses of $0.4 million as a result of decreases in personnel expenses, acquisition costs,  professional expenses and franchise taxes.  We had 38 and 39 employees as of June 30, 2017 and 2016, respectively.

Equity in losses of non-consolidated REITs

Equity in losses from non-consolidated REITs increased approximately $0.1 million during the three months ended June 30, 2017 compared to the same period in 2016.  The increase was primarily attributable to equity in the loss from our preferred stock investment in a Sponsored REIT, FSP Grand Boulevard Corp., which we refer to as Grand Boulevard, which increased during the three months ended June 30, 2017 compared to the same period in 2016.

Other

Other expense was reduced by $129,000 for the three months ended June 30, 2017 and increased by $1.0 million for the three months ended June 30, 2016, which are attributable to hedge ineffectiveness from our derivatives’ fair value.  The ineffective portion of the derivatives’ fair value are recognized directly into earnings each quarter as hedge ineffectiveness.

Gain on sale of property and provision for loss on property held for sale

During the three months ended June 30, 2017, we reached a decision to classify our office property located in Baltimore, Maryland as an asset held for sale.  The property is expected to sell within one year at a loss, and was recorded as a provision for loss on a property held for sale of $20.5 million net of applicable income taxes and was classified as an asset held for sale at June 30, 2017.

During the three months ended June 30, 2016, we reached a decision to classify our office property located in Federal Way, Washington, as an asset held for sale.  The property was expected to sell within one year at a loss, and was recorded as a provision for loss on a property held for sale of $4.8 million net of applicable income taxes and was classified as an asset held for sale at June 30, 2016.

During the three months ended June 30, 2016, we sold an office property located in Maryland Heights, Missouri on April 5, 2016, at a $4.2 million gain.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, and which decreased $1,000 and other income taxes, which decreased by $38,000 during the three months ended June 30, 2017, respectively, compared to the three months ended June 30, 2016.

Net income (loss)

Net loss for the three months ended June 30, 2017 was $17.4 million compared to Net Income of $1.6 million for the three months ended June 30, 2016, for the reasons described above.

The following table shows financial results for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
(in thousands)	2017	2016	Change
Revenues:
Rental	$134,371	$117,813	$16,558
Related party revenue:
Management fees and interest income from loans	2,736	2,770	(34)
Other	20	37	(17)
Total revenues	137,127	120,620	16,507
Expenses:
Real estate operating expenses	34,594	30,221	4,373
Real estate taxes and insurance	23,998	19,304	4,694
Depreciation and amortization	50,611	44,797	5,814
Selling, general and administrative	6,520	7,024	(504)
Interest	15,472	12,850	2,622
Total expenses	131,195	114,196	16,999

Income before equity in losses of non-consolidated REITs, other, gain (loss) on sale of properties and properties held for sale, less applicable income tax and taxes	5,932	6,424	(492)
Equity in losses of non-consolidated REITs	(598)	(372)	(226)
Other	151	(1,009)	1,160
Gain (loss) on sale of properties and properties held for sale, less applicable income tax	(18,203)	(643)	(17,560)

Income (loss) before taxes on income	(12,718)	4,400	(17,118)
Taxes on income	197	209	(12)

Net income (loss)	$(12,915)	$4,191	$(17,106)

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016:

Revenues

Total revenues increased by $16.5 million to $137.1 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016.  The increase was primarily a result of:

•

An increase in rental revenue of approximately $16.6 million arising primarily from rental revenue for properties that we acquired on each of June 6, 2016, August 10, 2016 and December 1, 2016, which was partially offset by the loss of revenue from the disposition of three other properties during 2016 and 2017.  We sold a property on each of April 5, 2016,  December 16, 2016 and January 6, 2017. In addition, our leased space decreased 1.2% to 88.1% at June 30, 2017 compared to 89.3% at December 31, 2016.

      This increase was partially offset by:

•

A decrease in interest income from loans to Sponsored REITs of approximately $34,000 as a result of repayments of Sponsored REIT Loans, which was partially offset by higher interest rates in 2017 compared to 2016 and the funding of an advance on a Sponsored REIT Loan we made in December 2016.

Expenses

Total expenses increased by $17.0 million to $131.2 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016.  The increase was primarily a result of:

•

An increase in real estate operating expenses and real estate taxes and insurance of approximately $9.1 million and an increase in depreciation and amortization of approximately $5.8 million, which were attributable to the acquisition of properties on June 6, 2016, August 10, 2016 and December 1, 2016, and which were partially offset by decreases as a result of the disposition of three properties during 2016 and 2017.

•

An increase in interest expense of approximately $2.6 million to $15.5 million for the six months ended June 30, 2017 compared to the same period in 2016.  The increase was primarily attributable to higher interest rates, additional borrowings under the JPM Term Loan (as defined below) we entered into on November 30, 2016 and an increase in amortization of deferred financing costs during the six months ended June 30, 2017 as compared to the same period in 2016.

•

A decrease in selling, general and administrative expenses of $0.5 million as a result of decreases in personnel expenses, acquisition costs,  professional expenses and franchise taxes.  We had 38 and 39 employees as of June 30, 2017 and 2016, respectively.

Equity in losses of non-consolidated REITs

Equity in losses from non-consolidated REITs increased approximately $0.2 million during the six months ended June 30, 2017 compared to the same period in 2016.  The increase was primarily attributable to equity in the loss from our preferred stock investment in a Sponsored REIT, Grand Boulevard, which increased during the six months ended June 30, 2017 compared to the same period in 2016.

Other

Other expense was reduced by $151,000 and increased $1.0 million for the six months ended June 30, 2017 and 2016, respectively, which are attributable to hedge ineffectiveness from our derivatives’ fair value.  The ineffective portion of the derivatives’ fair value are recognized directly into earnings each quarter as hedge ineffectiveness.

Gain on sale of property and provision for loss on property held for sale

During the three months ended June 30, 2017, we reached a decision to classify our office property located in Baltimore, Maryland as an asset held for sale.  The property is expected to sell within one year at a loss, and was recorded as a provision for loss on a property held for sale of $20.5 million net of applicable income taxes and was classified as an asset held for sale at June 30, 2017.

During the three months ended December 31, 2016, we reached an agreement to sell an office property located in Milpitas, California.  The property was classified as an asset held for sale at December 31, 2016 and was sold on January 6, 2017 at a $2.3 million gain.

During the three months ended June 30, 2016, we reached a decision to classify our office property located in Federal Way, Washington, as an asset held for sale.  The property was expected to sell within one year at a loss, and was recorded as a provision for loss on a property held for sale of $4.8 million net of applicable income taxes and was classified as an asset held for sale at June 30, 2016.

During the six months ended June 30, 2016, we sold an office property located in Maryland Heights, Missouri on April 5, 2016, at a $4.2 million gain.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, and other income taxes, which increased by $1,000 and decreased by $13,000, respectively for the six months ended June 30, 2017, compared to the six months ended June 30, 2016.

Net income (loss)

Net loss for the six months ended June 30, 2017 was $12.9 million compared to Net Income of $4.2 million for the six months ended June 30, 2016, for the reasons described above.

Non-GAAP Financial Measures

Funds From Operations

The Company evaluates performance based on Funds From Operations, which we refer to as FFO, as management believes that FFO represents the most accurate measure of activity and is the basis for distributions paid to equity holders.  The Company defines FFO as net income or loss (computed in accordance with GAAP), excluding gains (or losses) from sales of property, hedge ineffectiveness and acquisition costs of newly acquired properties that are not capitalized, plus depreciation and amortization, including amortization of acquired above and below market lease intangibles and impairment charges on properties or investments in non-consolidated REITs, and after adjustments to exclude equity in income or losses from, and, to include the proportionate share of FFO from, non-consolidated REITs.

FFO should not be considered as an alternative to net income or loss (determined in accordance with GAAP), nor as an indicator of the Company’s financial performance, nor as an alternative to cash flows from operating activities (determined in accordance with GAAP), nor as a measure of the Company’s liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company’s needs.

Other real estate companies and the National Association of Real Estate Investment Trusts, or NAREIT may define this term in a different manner.  We have included the NAREIT FFO definition as of May 17, 2016 in the table and note that other REITs may not define FFO in accordance with the NAREIT definition or may interpret the current NAREIT definition differently than we do.

We believe that in order to facilitate a clear understanding of the results of the Company, FFO should be examined in connection with net income or loss and cash flows from operating, investing and financing activities in the consolidated financial statements.

The calculations of FFO are shown in the following table:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands):	2017	2016	2017	2016
Net income (loss)	$(17,395)	$1,612	$(12,915)	$4,191
(Gain) loss on sale of properties and properties held for sale, less applicable income tax	20,492	643	18,203	643
Equity in losses of non-consolidated REITs	201	86	598	372
FFO from non-consolidated REITs	800	895	1,591	1,540
Depreciation and amortization	24,592	22,352	49,755	44,879
NAREIT FFO	28,690	25,588	57,232	51,625
Hedge ineffectiveness	(129)	1,009	(151)	1,009
Acquisition costs of new properties	10	134	18	134

Funds From Operations	$28,571	$26,731	$57,099	$52,768

Net Operating Income (NOI)

The Company provides property performance based on Net Operating Income, which we refer to as NOI.  Management believes that investors are interested in this information.  NOI is a non-GAAP financial measure that the Company defines as net income or loss (the most directly comparable GAAP financial measure) plus selling, general and administrative expenses, depreciation and amortization, including amortization of acquired above and below market lease intangibles and impairment charges, interest expense, less equity in earnings of nonconsolidated REITs, interest income, management fee income, hedge ineffectiveness, gains or losses on the sale of assets and excludes non-property specific income and expenses. The information presented includes footnotes and the data is shown by region with properties owned in the periods presented, which we call Same Store.  The comparative Same Store results include properties held for the periods presented and exclude properties that are non-operating, being developed or redeveloped, dispositions and significant nonrecurring income such as bankruptcy settlements and lease termination fees.  NOI, as defined by the Company, may not be comparable to NOI reported by other REITs that define NOI differently. NOI should not be considered an alternative to net income or loss as an indication of our performance or to cash flows as a measure of the Company’s liquidity or its ability to make distributions.  The calculations of NOI are shown in the following table:

Net Operating Income (NOI)*

	Rentable			Six Months			Six Months
	Square Feet	Three Months Ended		Ended	Three Months Ended		Ended	Inc	%
(in thousands)	or RSF	31-Mar-17	30-Jun-17	30-Jun-17	31-Mar-16	30-Jun-16	30-Jun-16	(Dec)	Change
Region
East	1,007	$3,917	$3,941	$7,858	$3,944	$3,920	$7,864	$(6)	(0.1)%
MidWest	1,223	3,017	2,479	5,496	2,958	3,102	6,060	(564)	(9.3)%
South	4,437	16,211	15,613	31,824	17,200	17,441	34,641	(2,817)	(8.1)%
West	2,010	8,189	8,999	17,188	8,190	8,355	16,545	643	3.9%
Same Store	8,677	31,334	31,032	62,366	32,292	32,818	65,110	(2,744)	(4.2)%

Acquisitions	1,083	4,914	5,325	10,239	—	166	166	10,073	15.4%
Property NOI* from the continuing portfolio	9,760	36,248	36,357	72,605	32,292	32,984	65,276	7,329	11.2%
Dispositions, Non-Operating, Development or Redevelopment	325	625	467	1,092	1,175	925	2,100	(1,008)	(1.8)%
Property NOI*	10,085	$36,873	$36,824	$73,697	$33,467	$33,909	$67,376	$6,321	9.4%

Same Store		$31,334	$31,032	$62,366	$32,292	$32,818	$65,110	$(2,744)	(4.2)%

Less Nonrecurring
Items in NOI* (a)		65	1,178	1,243	413	586	999	244	(0.5)%

Comparative
Same Store		$31,269	$29,854	$61,123	$31,879	$32,232	$64,111	$(2,988)	(4.7)%

				Six Months			Six Months
		Three Months Ended		Ended	Three Months Ended		Ended
Reconciliation to Net Income (Loss)		31-Mar-17	30-Jun-17	30-Jun-17	31-Mar-16	30-Jun-16	30-Jun-16
Net income (loss)		$4,480	$(17,395)	$(12,915)	$2,579	$1,612	$4,191
Add (deduct):
(Gain) loss on sale of properties and properties held for sale, less applicable income taxes		(2,289)	20,492	18,203	—	643	643
Hedge ineffectiveness		(22)	(129)	(151)	—	1,009	1,009
Management fee income		(794)	(768)	(1,562)	(660)	(688)	(1,348)
Depreciation and amortization		25,332	25,279	50,611	22,445	22,352	44,797
Amortization of above/below market leases		(168)	(687)	(855)	81	—	81
Selling, general and administrative		3,443	3,077	6,520	3,530	3,494	7,024
Interest expense		7,579	7,893	15,472	6,433	6,417	12,850
Interest income		(1,214)	(1,206)	(2,420)	(1,279)	(1,171)	(2,450)
Equity in losses of non-consolidated REITs		397	201	598	286	86	372
Non-property specific items, net		129	67	196	52	155	207

Property NOI*		$36,873	$36,824	$73,697	$33,467	$33,909	$67,376

(a)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the six months ending June 30, 2017 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	June 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2017 (a)	Square Feet (b)

Forest Park	Charlotte	NC	1999	62,212	62,212	100.0%	$13.90
Meadow Point	Chantilly	VA	1999	138,537	138,537	100.0%	26.01
Innsbrook	Glen Allen	VA	1999	298,456	298,456	100.0%	18.81
East Baltimore	Baltimore	MD	1989	325,445	247,241	76.0%	22.63
Loudoun Tech Center	Dulles	VA	1999	136,658	125,766	92.0%	18.01
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	37.05
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	33.99
East total				1,332,308	1,243,212	93.3%	24.85
Northwest Point	Elk Grove Village	IL	1999	177,095	177,095	100.0%	16.57
909 Davis Street	Evanston	IL	2002	195,708	152,006	77.7%	26.22
River Crossing	Indianapolis	IN	1998	205,059	191,238	93.3%	22.93
Timberlake	Chesterfield	MO	1999	234,496	234,496	100.0%	25.82
Timberlake East	Chesterfield	MO	2000	117,036	117,036	100.0%	24.92
121 South 8th Street	Minneapolis	MN	1974	293,422	179,251	61.1%	22.08
Plaza Seven	Minneapolis	MN	1987	326,445	311,004	95.3%	31.78
Midwest total				1,549,261	1,362,127	87.9%	25.05
Blue Lagoon Drive	Miami	FL	2002	212,619	212,619	100.0%	22.65
One Overton Park	Atlanta	GA	2002	387,267	292,813	75.6%	25.08
Park Ten	Houston	TX	1999	157,460	102,380	65.0%	30.19
Addison Circle	Addison	TX	1999	288,794	248,825	86.2%	33.30
Collins Crossing	Richardson	TX	1999	300,887	300,887	100.0%	25.25
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	31.52

The information presented below provides the weighted average GAAP rent per square foot for the six months ending June 30, 2017 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	June 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2017 (a)	Square Feet (b)

Park Ten Phase II	Houston	TX	2006	156,746	103,562	66.1%	$29.80
Liberty Plaza	Addison	TX	1985	218,934	178,869	81.7%	21.39
Legacy Tennyson Center	Plano	TX	1999/2008	202,600	132,865	65.6%	21.39
One Legacy Circle	Plano	TX	2008	214,110	210,470	98.3%	36.15
One Ravinia Drive	Atlanta	GA	1985	386,603	347,092	89.8%	24.92
Two Ravinia Drive	Atlanta	GA	1987	411,047	317,493	77.2%	27.69
Westchase I & II	Houston	TX	1983/2008	629,025	529,450	84.2%	32.32
Pershing Park Plaza	Atlanta	GA	1989	160,145	155,917	97.4%	35.85
999 Peachtree	Atlanta	GA	1987	621,946	595,202	95.7%	29.52
South Total				4,596,582	3,976,844	86.5%	28.68
380 Interlocken	Broomfield	CO	2000	240,185	197,552	82.3%	30.63
1999 Broadway	Denver	CO	1986	676,379	505,458	74.7%	32.01
1001 17th Street	Denver	CO	1977/2006	655,413	590,003	90.0%	38.15
600 17th Street	Denver	CO	1982	596,595	539,918	90.5%	33.53
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	24.95
390 Interlocken	Broomfield	CO	2002	241,751	231,694	95.8%	29.63
West Total				2,606,559	2,260,862	86.7%	33.00

Grand Total				10,084,710	8,843,045	87.7%	$28.68

(a)	Based on weighted occupied square feet for the six months ended June 30, 2017, including month-to-month tenants, divided by the Property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the six months ended June 30, 2017 per weighted occupied square foot.

Liquidity and Capital Resources

Cash and cash equivalents were $11.5 million and $9.3 million at June 30, 2017 and December 31, 2016, respectively. The increase of $2.2 million is attributable to $40.0 million provided by operating activities, less $12.1 million used in investing activities less $25.7 million used in financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties.

Operating Activities

Cash provided by our operating activities of $40.0 million is primarily attributable to net loss of $12.9 million excluding a gain on sale of a property of $2.3 million and a provision for loss on a property held for sale of $20.5 million, plus the add-back of $49.5 million of non-cash expenses.  These amounts were partially offset by a decrease in accounts payable and accrued expenses of $8.7 million, an increase in payments of deferred leasing commissions of $3.6 million, an increase in tenant rent receivables of $1.6 million, an increase in prepaid and other assets of $0.5 million, an increase in lease acquisition costs of $0.3 million and an increase in restricted cash of $0.1 million.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2017 of $12.1 million is primarily attributable to the purchases of other real estate assets and office equipment investments of approximately $28.5 million.  These uses were partially offset by net proceeds received from the sale of a property on January 6, 2017 of $6.2 million,  repayments received from two related party mortgages receivable of $9.5 million and distributions received from non-consolidated REITs of $0.7 million.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2017 of $25.7 million is primarily attributable to distributions paid to stockholders of $40.7 million, which was partially offset by net borrowings on the BAML Revolver (as defined below) of $15.0 million.

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

The JPM Term Loan bears interest at either (i) a number of basis points over the Eurodollar Rate depending on the Company’s credit rating (135.0 basis points over the Eurodollar Rate at June 30, 2017) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (35.0 basis points over the base rate at June 30, 2017).

Based upon the Company’s credit rating, as of June 30, 2017, the weighted average interest rate on the JPM Term Loan was 2.60% per annum.  The weighted average interest rate on the JPM Term Loan during the six months ended June 30, 2017 was approximately 2.27% per annum.  The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2016 was approximately 1.99% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the JPM Term Loan financial covenants as of June 30, 2017.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at June 30, 2017) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at June 30, 2017).

Although the interest rate on the BMO Term Loan is variable, the Company fixed the base LIBOR interest rate by entering into an interest rate swap agreement.  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, as of June 30, 2017, the effective interest rate on the BMO Term Loan was 3.97% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BMO Term Loan financial covenants as of June 30, 2017.

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

As of June 30, 2017, there were borrowings of $295 million outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.25% over LIBOR at June 30, 2017) or (ii) a margin over the base rate depending on the Company’s credit rating (0.25% over the base rate at June 30, 2017). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating (0.25% at June 30, 2017). The facility fee is assessed against the total amount of the BAML Revolver, or $500 million.

Based upon the Company’s credit rating, as of June 30, 2017, the weighted average interest rate on the BAML Revolver was 2.32% per annum. As of December 31, 2016, the weighted average interest rate on the BAML Revolver was 1.88% per annum and there were borrowings of $280 million outstanding. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the six months ended June 30, 2017 was approximately 2.14% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2016 was approximately 1.73% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.45% over LIBOR at June 30, 2017) or (ii) a margin over the base rate depending on the Company’s credit rating (0.45% over the base rate at June 30, 2017).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement. On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum until September 27, 2017.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021.  Accordingly, based upon the Company’s credit rating, as of June 30, 2017, the effective interest rate on the BAML Term Loan was 2.20% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.  The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BAML Credit Facility financial covenants as of June 30, 2017.

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

As of June 30, 2017, we had an automatic shelf registration statement on Form S-3 on file with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our debt securities, common stock, preferred stock or depository shares.  From time to time, we expect to issue debt securities, common stock, preferred stock or depository shares under our existing automatic shelf registration statements or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of June 30, 2017, we were committed to fund up to $79.5 million to three Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $72.3 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Additional information about our Sponsored REIT Loans outstanding as of June 30, 2017, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-Consolidated Entities, Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  The rental income exceeded the expenses for each individual property, with the exception of one property located in Minneapolis, Minnesota for the three and six months ended June 30, 2017 and 2016, one property located in Elk Grove Village, Illinois for the three months ended June 30, 2017 and one property located in Houston, Texas for the three months ended June 30, 2017.

Our property located at 801 Marquette Avenue in Minneapolis, Minnesota has approximately 170,000 square feet of rentable space and became vacant in January 2016.  On June 30, 2016, we commenced a redevelopment plan for the property.  As a result of the vacancy, we had no rental income and had operating expenses of $1,000 and $1,300 during the three and six months ended June 30, 2017, respectively.   We had no rental income and had operating expenses of $25,000 and $259,000 during the three and six months ended June 30, 2016, respectively.

Our property located at 16290 Katy Freeway in Houston, Texas has approximately 157,000 square feet of rentable space and became substantially vacant on April 30, 2017 when two tenants vacated 155,000 square feet of space.  We had rental income of $362,000 and had operating expenses of $377,000 during the three months ended June 30, 2017.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  As of June 30, 2017 and December 31, 2016, if market rates on our outstanding borrowings under our BAML Revolver increased by 10% at maturity, or approximately 25 and 21 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $1.1 million and $0.9 million annually, respectively.  Based upon our credit rating, the interest rate on the BAML Revolver as of June 30, 2017 was LIBOR plus 125 basis points, or 2.47% per annum.  Based upon our credit rating, the interest rate on the JPM Term Loan as of June 30, 2017 was the Eurodollar Rate plus 135 basis points, or 2.60% per annum .  We do not believe that the interest rate risk on the BAML Revolver and the JPM Term Loan is material as of June 30, 2017.

Although the interest rates on the BMO Term Loan and the BAML Term Loan are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BAML Term Loan by entering into interest rate swap agreements.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning September 27, 2017 and ending September 27, 2021 (the “2017 Interest Rate Swap”).  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum until August 26, 2020 (the “BMO Interest Rate Swap”).  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum until September 27, 2017 (the “BAML Interest Rate Swap”).  Accordingly, based upon our credit rating, as of December 31, 2016, the interest rate on the BMO Term Loan was 3.97% per annum and the interest rate on the BAML Term Loan was 2.20% per annum.  The fair value of the 2017 Interest Rate Swap, the BMO Interest Rate Swap and the BAML Interest Rate Swap are affected by changes in market interest rates.  We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the 2017 Interest Rate Swap from September 27, 2017 until September 27, 2021.  We believe we have mitigated interest rate risk with respect to the BMO Term Loan through the BMO Interest Rate Swap until August 26, 2020.  We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the

BAML Interest Rate Swap until September 27, 2017.  The 2017 Interest Rate Swap, the BMO Interest Rate Swap and the BAML Interest Rate Swap were our only derivative instruments as of June 30, 2017.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BMO Term Loan and our BAML Term Loan as of June 30, 2017 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$10,866
BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(4,364)
BAML Interest Rate Swap	$400,000	0.75%	Sep-12	Sep-17	$467

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

During the three and six months ended June 30, 2017, we recorded $129,000 and $151,000 of hedge ineffectiveness, respectively, in earnings, which is included in “Other” in the condensed consolidated statements of income.  During the three months ended June 30, 2016, we recorded $1.0 million of hedge ineffectiveness in earnings.  Hedge ineffectiveness is included in other expense in the condensed consolidated statements of income.

The following table presents as of June 30, 2017, our contractual variable rate borrowings under our BAML Revolver, which matures on October 29, 2018, under our JPM Term Loan, which matures on November 30, 2018, under our BAML Term Loan, which matures on September 27, 2021 and under our BMO Term Loan, which matures on August 26, 2020.  Under the BAML Revolver, we have the right to extend the initial maturity date by an additional 12 months, or until October 29, 2019, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2017	2018	2019	2020	2021	Thereafter
BAML Revolver	$295,000	$—	$295,000	$—	$—	$—	$—
JPM Term Loan	150,000	—	150,000	—	—	—	—
BAML Term Loan	400,000	—	—	—	—	400,000	—
BMO Term Loan	220,000	—	—	—	220,000	—	—
Total	$1,065,000	$—	$445,000	$—	$220,000	$400,000	$—

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

As of June 30, 2017, there have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2016 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: August 1, 2017	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: August 1, 2017	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

31.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Condensed Consolidated Financial Statements.

Footnotes	Description

(1)	Incorporated by reference to FSP Corp.’s Form 8-A, filed on April 5, 2005 (File No. 001-32470).

(2)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 15, 2013 (File No. 001-32470).

*	Filed herewith.