Form 10-Q
period 2017-09-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2017-10-31
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017.

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

The number of shares of common stock outstanding as of October 26, 2017 was 107,231,155.

Franklin Street Properties Corp.
Form 10-Q

Quarterly Report
September 30, 2017

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Franklin Street Properties Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share and par value amounts)	2017	2016
Assets:
Real estate assets:
Land	$191,578	$196,178
Buildings and improvements	1,800,831	1,822,183
Fixtures and equipment	5,017	4,136
	1,997,426	2,022,497
Less accumulated depreciation	361,720	337,228
Real estate assets, net	1,635,706	1,685,269
Acquired real estate leases, less accumulated amortization of $105,997 and $112,441, respectively	96,282	125,491
Investment in non-consolidated REITs	73,405	75,165
Asset held for sale	31,615	3,871
Cash and cash equivalents	12,647	9,335
Restricted cash	63	31
Tenant rent receivables, less allowance for doubtful accounts of $125 and $100, respectively	3,990	3,113
Straight-line rent receivable, less allowance for doubtful accounts of $50 and $50, respectively	52,272	50,930
Prepaid expenses and other assets	6,282	5,231
Related party mortgage loan receivables	71,985	81,780
Other assets: derivative asset	10,771	12,907
Office computers and furniture, net of accumulated depreciation of $1,390 and $1,277, respectively	319	313
Deferred leasing commissions, net of accumulated amortization of $20,842 and $18,301, respectively	36,348	34,697
Total assets	$2,031,685	$2,088,133

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$300,000	$280,000
Term loans payable, less unamortized financing costs of $3,817 and $4,783, respectively	766,183	765,217
Accounts payable and accrued expenses	57,593	57,259
Accrued compensation	3,000	3,784
Tenant security deposits	5,431	5,355
Other liabilities: derivative liabilities	3,721	5,551
Acquired unfavorable real estate leases, less accumulated amortization of $7,397 and $8,422, respectively	6,371	8,923
Total liabilities	1,142,299	1,126,089

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 107,231,155 and 107,231,155 shares issued and outstanding, respectively	11	11
Additional paid-in capital	1,356,457	1,356,457
Accumulated other comprehensive loss	4,954	5,478
Accumulated distributions in excess of accumulated earnings	(472,036)	(399,902)
Total stockholders’ equity	889,386	962,044
Total liabilities and stockholders’ equity	$2,031,685	$2,088,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016

Revenues:
Rental	$67,339	$61,925	$201,710	$179,738
Related party revenue:
Management fees and interest income from loans	1,278	1,338	4,014	4,108
Other	9	17	29	54
Total revenues	68,626	63,280	205,753	183,900
Expenses:
Real estate operating expenses	17,898	16,905	52,492	47,126
Real estate taxes and insurance	11,882	10,218	35,880	29,522
Depreciation and amortization	24,988	23,298	75,599	68,095
Selling, general and administrative	3,286	3,419	9,806	10,443
Interest	8,258	6,767	23,730	19,617
Total expenses	66,312	60,607	197,507	174,803

Income before equity in losses of non-consolidated REITs, other and gain (loss) on sale of properties and properties held for sale, less applicable income tax and taxes	2,314	2,673	8,246	9,097
Equity in losses of non-consolidated REITs	(121)	(196)	(719)	(568)
Other	67	621	218	(388)
Gain (loss) on sale of properties and properties held for sale, less applicable income tax	(257)	(523)	(18,460)	(1,166)

Income (loss) before taxes on income	2,003	2,575	(10,715)	6,975
Taxes on income	100	117	297	326

Net income (loss)	$1,903	$2,458	$(11,012)	$6,649

Weighted average number of shares outstanding, basic and diluted	107,231	103,709	107,231	101,370

Net income (loss) per share, basic and diluted	$0.02	$0.02	$(0.10)	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Other Comprehensive Income (Loss)

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Net income (loss)	$1,903	$2,458	$(11,012)	$6,649

Other comprehensive income (loss):
Unrealized loss on derivative financial instruments	14	1,641	(524)	(5,151)

Total other comprehensive loss	14	1,641	(524)	(5,151)

Comprehensive income (loss)	$1,917	$4,099	$(11,536)	$1,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

Franklin Street Properties Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income (loss)	$(11,012)	$6,649
Adjustments to reconcile net income or loss to net cash provided by operating activities:
Depreciation and amortization expense	77,418	69,750
Amortization of above and below market leases	(941)	(104)
Hedge ineffectiveness	(218)	388
(Gain) loss on sale of properties and properties held for sale, less applicable income tax	18,460	1,166
Equity in losses of non-consolidated REITs	719	568
Increase in allowance for doubtful accounts	25	70
Changes in operating assets and liabilities:
Restricted cash	(32)	(25)
Tenant rent receivables	(902)	(503)
Straight-line rents	(2,021)	(2,094)
Lease acquisition costs	(876)	(679)
Prepaid expenses and other assets	(1,945)	(1,667)
Accounts payable, accrued expenses and other items	(489)	1,478
Accrued compensation	(784)	(488)
Tenant security deposits	76	(110)
Payment of deferred leasing commissions	(8,178)	(9,147)
Net cash provided by operating activities	69,300	65,252
Cash flows from investing activities:
Property acquisitions	—	(100,302)
Property improvements, fixtures and equipment	(41,743)	(22,020)
Office computers and furniture	(119)	(77)
Acquired real estate leases	—	(18,873)
Distributions in excess of earnings from non-consolidated REITs	1,041	691
Repayment of related party mortgage receivable	9,795	39,596
Proceeds received on sales of real estate assets	6,160	20,058
Net cash used in investing activities	(24,866)	(80,927)
Cash flows from financing activities:
Distributions to stockholders	(61,122)	(57,108)
Proceeds from equity offering	—	83,511
Offering costs	—	(544)
Borrowings under bank note payable	60,000	155,000
Repayments of bank note payable	(40,000)	(167,000)
Deferred financing costs	—	(2,975)
Net cash provided by (used in) financing activities	(41,122)	10,884
Net increase (decrease) in cash and cash equivalents	3,312	(4,791)
Cash and cash equivalents, beginning of year	9,335	18,163
Cash and cash equivalents, end of period	$12,647	$13,372

Non-cash investing and financing activities:
Accrued costs for purchases of real estate assets	$6,053	$6,143
Accrued offering costs	—	65

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

As of September 30, 2017, the Company owned and operated a portfolio of real estate consisting of 35 operating properties, one property that was substantially redeveloped and is in lease-up and six managed Sponsored REITs; and held four promissory notes secured by mortgages on real estate owned by Sponsored REITs, including two mortgage loans and two revolving lines of credit.  From time-to-time, the Company may acquire, develop or redevelop real estate, make additional secured loans or acquire a Sponsored REIT.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s number of operating properties and rentable square feet of real estate.  In January 2016, the Company classified one property as non-operating that was substantially redeveloped and is in lease-up, which is excluded as of September 30, 2017.

	As of September 30,
	2017	2016
Commercial real estate:
Number of properties	35	36
Rentable square feet	10,085,889	9,683,846

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other period.

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

2.  Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At September 30, 2017 and December 31, 2016, the Company held a common stock interest in six  and seven Sponsored REITs, respectively.  The Company holds a non-controlling preferred stock investment in two of these Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

During the year ended December 31, 2016 properties owned by two Sponsored REITs were sold and during the nine months ended September 30, 2017,  another property  owned by a Sponsored REIT was sold and, thereafter, liquidating distributions for their preferred shareholders were declared and issued. The Company held a mortgage loan with two of these entities, which were secured by the property owned by FSP 385 Interlocken Development Corp. (“385 Interlocken”) and the property owned by FSP 1441 Main Street Corp. (“1441 Main”).  The loan with 385 Interlocken in the principal amount of $37,500,000 and the loan with 1441 Main in the principal amount of $9,000,000 were repaid by the proceeds of the sales.

Equity in losses of investment in non-consolidated REITs:

The following table includes equity in losses of investments in non-consolidated REITs

	Nine Months Ended September 30,
(in thousands)	2017	2016

Equity in losses of East Wacker	$272	$444
Equity in losses of Grand Boulevard	447	124
	$719	$568

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

The Company recorded distributions of $1,041,000 and $691,000 from non-consolidated REITs during the nine months ended September 30, 2017 and 2016, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $459,000 and $474,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

The following is a summary of the Sponsored REIT Loans outstanding as of September 30, 2017:

			Maximum	Amount				Interest
(dollars in thousands)		Maturity	Amount	Drawn at	Interest		Draw	Rate at
Sponsored REIT	Location	Date	of Loan	30-Sep-17	Rate (1)		Fee (2)	30-Sep-17

Secured revolving lines of credit
FSP Satellite Place Corp.	Duluth, GA	31-Dec-19	$5,500	$2,385	L+	4.4%	0.5%	5.63%
FSP Energy Tower I Corp. (3)	Houston, TX	30-Jun-19	20,000	15,600	L+	5.0%	0.5%	6.23%

Mortgage loan secured by property
FSP Monument Circle LLC (4)	Indianapolis, IN	7-Dec-18	21,000	21,000		4.90%	n/a	4.90%
FSP Energy Tower I Corp. (3) (5)	Houston, TX	30-Jun-19	33,000	33,000		6.41%	n/a	6.41%

			$79,500	$71,985

(1)	The interest rate is 30-day LIBOR rate plus the additional rate indicated, otherwise a fixed rate.
(2)	The draw fee is a percentage of each new advance, and is paid at the time of each new draw.
(3)	These loans were extended on June 16, 2017.
(4)	This mortgage loan includes an origination fee of $164,000 and an exit fee of $38,000 when repaid by the borrower.
(5)	This mortgage loan includes an annual extension fee of $108,900 paid by the borrower.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $3,554,000 and $3,634,000 for the nine months ended September 30, 2017 and 2016, respectively.

Non-consolidated REITs:

The balance sheet data below for 2017 and 2016 includes the 6 and 7 Sponsored REITs the Company held an interest in as of September 30, 2017 and December 31, 2016, respectively.  The operating data below for 2017 and 2016 include the operations of the 7 and 9 Sponsored REITs in which the Company held an interest in during the nine months ended September 30, 2017 and 2016, respectively.

Summarized financial information for these Sponsored REITs is as follows:

	September 30,	December 31,
(in thousands)	2017	2016

Balance Sheet Data (unaudited):
Real estate, net	$311,999	$345,532
Other assets	77,140	86,594
Total liabilities	(151,830)	(164,820)
Shareholders’ equity	$237,309	$267,306

	For the Nine Months Ended
	September 30,
(in thousands)	2017	2016

Operating Data (unaudited):
Rental revenues	$40,775	$40,453
Other revenues	5	36
Operating and maintenance expenses	(21,219)	(21,892)
Depreciation and amortization	(14,220)	(13,663)
Interest expense	(6,256)	(6,380)
Gain (loss) on sale, less applicable income tax	(702)	26,397
Net income (loss)	$(1,617)	$24,951

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

The JPM Term Loan bears interest at either (i) a number of basis points over the Eurodollar Rate depending on the Company’s credit rating (135.0 basis points over the Eurodollar Rate at September 30, 2017) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (35.0 basis points over the base rate at September 30, 2017).

Based upon the Company’s credit rating, as of September 30, 2017, the interest rate on the JPM Term Loan was 2.60% per annum.  The weighted average interest rate on the JPM Term Loan during the nine months ended September 30, 2017 was approximately 2.38% per annum.  The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2016 was approximately 1.99% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the JPM Term Loan financial covenants as of September 30, 2017.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at September 30, 2017) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at September 30, 2017).

Although the interest rate on the BMO Term Loan is variable, the Company fixed the base LIBOR interest rate by entering into an interest rate swap agreement.  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, as of September 30, 2017, the effective interest rate on the BMO Term Loan was 3.97% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BMO Term Loan financial covenants as of September 30, 2017.

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

As of September 30, 2017, there were borrowings of $300 million outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.25% over LIBOR at September 30, 2017) or (ii) a margin over the base rate depending on the Company’s credit rating (0.25% over the base rate at September 30, 2017). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating (0.25% at September 30, 2017). The facility fee is assessed against the total amount of the BAML Revolver, or $500 million.

Based upon the Company’s credit rating, as of September 30, 2017, the weighted average interest rate on the BAML Revolver was 2.49% per annum. As of December 31, 2016, the weighted average interest rate on the BAML Revolver was 1.88% per annum and there were borrowings of $280 million outstanding. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the nine months ended September 30, 2017 was approximately 2.26% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2016 was approximately 1.73% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.45% over LIBOR at September 30, 2017) or (ii) a margin over the base rate depending on the Company’s credit rating (0.45% over the base rate at September 30, 2017).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement. On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum until September 27, 2017.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021.  Accordingly, based upon the Company’s credit rating, as of September 30, 2017, the effective interest rate on the BAML Term Loan was 2.57% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.  The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BAML Credit Facility financial covenants as of September 30, 2017.

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

The following table summarizes the notional and fair value of our derivative financial instruments at September 30, 2017. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$10,771
BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(3,721)

On September 30, 2017, the 2017 Interest Rate Swap was reported as an asset at its fair value of approximately $10.8 million, and the BMO Interest Rate Swap was reported as a liability at its fair value of approximately $3.7 million.    These are included in other liabilities: derivative liability and other assets: derivative asset on the consolidated balance sheet at September 30, 2017, respectively.  Offsetting adjustments are reported as unrealized gains or losses on derivative financial instruments in accumulated other comprehensive income of $0.5 million.  During the nine months ended September 30, 2017, $1.4 million was reclassified out of other comprehensive income and into interest expense.

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $0.6 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

The Company’s derivatives are recorded at fair value in other liabilities in the condensed consolidated balance sheets.  The effective portion of the derivatives’ fair value is recorded to other comprehensive income in the condensed consolidated statements of other comprehensive income (loss) and the ineffective portion of the derivatives’ fair value is recognized directly into earnings as Other in the condensed consolidated statements of income.

The interest rate swaps effectively fix the interest rate on the BAML Term Loan and BMO Term Loan; however, there is no floor on the variable interest rate of the swaps whereas the BAML Term Loan and BMO Term Loan are subject to a zero percent floor. As a result there is a mismatch and the ineffective portion of the derivatives’ changes in fair value are recognized directly into earnings.

During the three and nine months ended September 30, 2017, the Company recorded $0.1 million and $0.2 million, respectively, of hedge ineffectiveness in earnings.  During the three and nine months ended September 30, 2016, the Company recorded ($0.6) million and $0.4 million, respectively, of hedge ineffectiveness in earnings.  Hedge ineffectiveness is included in “Other” in the condensed consolidated statements of income.

In the event that LIBOR is negative, the Company will make payments to the hedge counterparty equal to the spread between LIBOR and zero, which will be included in interest expense in the condensed consolidated statements of income.

5.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at September 30, 2017 and 2016, respectively.

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

As of September 30, 2017, the Company had 107,231,155 shares of common stock outstanding.  The Company declared and paid dividends as follows (in thousands, except per share amounts):

	Dividends Per	Total
Quarter Paid	Share	Dividends

First quarter of 2017	$0.19	$20,374
Second quarter of 2017	$0.19	$20,374
Third quarter of 2017	$0.19	$20,374

First quarter of 2016	$0.19	$19,036
Second quarter of 2016	$0.19	$19,036
Third quarter of 2016	$0.19	$19,036

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

The Company is subject to a business tax known as the Revised Texas Franchise Tax.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax.  The Company recorded a provision for the Revised Texas Franchise Tax of $261,000 and $261,000 for the nine months ended September 30, 2017 and 2016, respectively.

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.  The gross amount of NOLs available to the Company was $13,041,000 as of each of September 30, 2017 and December 31, 2016.

Income Tax Expense

The income tax expense reflected in the condensed consolidated statements of income relates primarily to a franchise tax on our Texas properties.  FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties and the tax expenses associated with these activities are reported as Other Taxes in the table below:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2017	2016

Revised Texas franchise tax	$261	$261
Other Taxes	36	65
Taxes on income	$297	$326

Taxes on income are a current tax expense.  No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

8.  Dispositions of properties

During the three months ended June 30, 2017, the Company reached a decision to classify an office property located in Baltimore, Maryland as an asset held for sale.  In evaluating the Baltimore, Maryland property, management considered various subjective factors, including the time, cost and likelihood of successfully leasing the property, the effect of the property’s results on its unencumbered asset value, which is part of the leverage ratio used to compare to a maximum leverage covenant in the JPM Term Loan, BMO Term Loan and the BAML Credit Facility, future capital costs to upgrade and reposition the multi-tenant property and to lease up the building, recent leasing and economic activity in the local area, and offers to purchase the property.  The Company concluded that selling the property was the more prudent decision and outweighed the potential future benefit of continuing to hold the property.   The property was expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $0.3 million and $20.7 million for the three and nine months ended September 30, 2017, respectively, net of applicable income taxes, and was classified as an asset held for sale at September 30, 2017.  The Company estimated the fair value of the property, less estimated costs to sell using the offers to purchase the property made by third parties (Level 3 inputs, as there is no active market).

During the three months ended December 31, 2016, we reached an agreement to sell an office property located in Milpitas, California.  The property was classified as an asset held for sale at December 31, 2016 and was sold on January 6, 2017 at approximately a $2.3 million gain.

During the year ended December 31, 2016, the Company sold an office property located in Maryland Heights, Missouri on April 5, 2016, at a $4.2 million gain.  During the three months ended June 30, 2016, the Company reached a decision to classify its office property located in Federal Way, Washington, as an asset held for sale.  In evaluating the Federal Way, Washington property, management considered various subjective factors.  The Company concluded that selling the property was the more prudent decision and outweighed the potential future benefit of continuing to hold the property.   The property was expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $0.5 million and $5.3 million during the three and nine months ended September 30, 2016, respectively, net of applicable income taxes and was classified as an asset held for sale.  The Company sold the property on December 16, 2016 for $7.3 million of net proceeds resulting in a total loss of $7.1 million, net of applicable income taxes.

The disposals did not represent a strategic shift that has a major effect on the Company's operations and financial results.  Accordingly, the properties remain classified within continuing operations for all periods presented.

9.  Subsequent Events

On October 6, 2017, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on November 9, 2017 to stockholders of record on October 20, 2017.

On October 18, 2017, the Company recast the BAML Credit Facility to, among other things, (i) increase the BAML Revolver from $500 million to $600 million, (ii) extend the BAML Revolver maturity date from October 29, 2018 to January 12, 2022 (with two optional six month extensions), (iii) extend the BAML Term Loan maturity date from September 27, 2021 to January 12, 2023, (iv) decrease the interest rate margins, (v) reset the minimum tangible net worth threshold, (vi) increase certain leverage ratios for three fiscal quarters (instead of two fiscal quarters) succeeding a significant acquisition, and (v) increase the accordion feature from $350 million to $500 million. The Company also simultaneously amended the BMO Credit Agreement and the JPM Credit Agreement to conform to certain provisions of the BAML Credit Facility, including updating financial covenants, certain definitions and making other conforming changes.

On October 20, 2017, the Company sold the office property in Baltimore, Maryland described in Note 8, “Dispositions of properties,” for approximately $31.6 million in net proceeds.

On October 24, 2017, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with the various purchasers named therein (the “Purchasers”) in connection with a private placement of senior unsecured notes. Under the Note Purchase Agreement, the Company will sell to the Purchasers an aggregate principal amount of $200,000,000 of senior unsecured notes consisting of (i) 3.99% Series A Senior Notes due December 20, 2024 in an aggregate principal amount of $116 million (the “Series A Notes”) and (ii) 4.26% Series B Senior Notes due December 20, 2027 in an aggregate principal amount of $84 million (the “Series B Notes,” and, together with the Series A Notes, the “Notes”). The funding of the Notes is expected to occur on or about December 20, 2017, subject to customary closing conditions. The Company intends to use the proceeds from the private placement to reduce the outstanding balance of the BAML Revolver.

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

As of September 30, 2017, approximately 7.6 million square feet, or approximately 75.5% of our total owned portfolio, was located in our five core markets.  From time-to-time we may dispose of our smaller, suburban office assets and replace them with larger urban infill and central business district office assets located primarily in our five core markets.  As we execute this strategy, short term operating results could be adversely impacted.  However, we believe that the transformed portfolio has the potential to provide higher profit and asset value growth over a longer period of time.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of slow to moderate economic growth, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, the pace of economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit and interest rates.  In addition, the Federal Reserve Bank has indicated that it could raise interest rates further in 2017 and 2018.  Any increase in interest rates could result in increased borrowing costs to us.  However, we could also benefit from any further improved economic fundamentals and increasing levels of employment.  We believe that the economy is in a cyclically-slower but prolonged broad-based upswing.  However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Real Estate Operations

Leasing

Our real estate portfolio was approximately 88.7% leased as of September 30, 2017, a decrease from 89.3% as of December 31, 2016.  The 0.6% decrease in leased space was a result of lease expirations and terminations during the nine months ended September 30, 2017.  As of September 30, 2017, we had approximately 1,141,000 square feet of vacancy in our portfolio compared to approximately 1,086,000 square feet of vacancy at December 31, 2016.  During the nine months ended September 30, 2017, we leased approximately 936,000 square feet of office space, of which approximately 729,000 square feet were with existing tenants, at a weighted average term of 6.6 years.  On average, tenant improvements for such leases were $22.43 per square foot, lease commissions were $8.83 per square foot and rent concessions were approximately three months of free rent.  Average GAAP base rents under such leases were $29.61 per square foot, or 8.3% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2016.

In January 2016, our property at 801 Marquette Avenue in Minneapolis, Minnesota, with approximately 170,000 square feet of space, became vacant and we subsequently redeveloped the property.  Interior demolition and construction work commenced during the three months ended September 30, 2016.  As of September 30, 2017, we had incurred approximately $15.6 million in total redevelopment costs.  Delivery of the substantially completed project was achieved at the end of the second quarter of 2017.  Redevelopment of 801 Marquette Avenue has resulted in approximately 130,000 of net rentable square feet for the property.  We anticipate the project, when leased, will attain rents of approximately $17 to $19 net rent per square foot compared to previously expired net rent of approximately $4.75 per square foot.

As of September 30, 2017, leases for approximately 1.4% and 12.7% of the square footage in our portfolio are scheduled to expire during 2017 and 2018, respectively.  As the fourth quarter of 2017 begins, we believe that our property portfolio is well stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants.  We believe that most of our largest property markets are now experiencing generally steady or improving rental conditions.  We anticipate continued positive leasing activity within the portfolio in 2017.

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

Real Estate Acquisition and Investment Activity

During 2017:

•	on January 6, we received approximately $6.2 million in proceeds from the sale of a property located in Milpitas, California;
•	on June 7, we received approximately $9.0 million in cash from FSP 1441 Main Street Corp. as repayment in full of a Sponsored REIT Loan;
•	during the nine months ended September 30, we received approximately $0.8 million in cash from FSP Satellite Place Corp., as partial prepayment of a Sponsored REIT Loan;
•	on October 20, we received approximately $31.6 million in proceeds from the sale of a property located in Baltimore, Maryland; and
•	we have continued to actively explore additional potential real estate investment opportunities and anticipate further real estate investments in the future.

During 2016:

•	on January 19, we received approximately $37.5 million in cash from FSP 385 Interlocken Development Corp. as repayment in full of a Sponsored REIT Loan;
•	on April 5, we received approximately $20.2 million in proceeds from the sale of a property located in Maryland Heights, Missouri;
•	on June 6, we acquired an office property with approximately 325,800 rentable square feet for $82 million located in Minneapolis, Minnesota;
•	on August 10, we acquired an office property with approximately 160,000 rentable square feet for $45.5 million located in Atlanta, Georgia;
•	on December 1, we acquired an office property with approximately 613,000 rentable square feet for $154.2 million located in Denver, Colorado;
•	on December 16, we received approximately $7.5 million in proceeds from the sale of a property located in Federal Way, Washington; and
•	during the year ended December 31, we received approximately $2.3 million in cash from FSP Satellite Place Corp., as partial prepayment of a Sponsored REIT Loan.

Dispositions of Properties and Asset Held for Sale

During the three months ended June 30, 2017, we reached a decision to classify our office property located in Baltimore, Maryland as an asset held for sale.  In evaluating the Baltimore, Maryland property, management considered various subjective factors, including the time, cost and likelihood of successfully leasing the property, the effect of the property’s results on its unencumbered asset value, which is part of the leverage ratio used to compare to a maximum leverage covenant in the JPM Term Loan, BMO Term Loan and the BAML Credit Facility, future capital costs to upgrade and reposition the multi-tenant property and to lease up the building, recent leasing and economic activity in the local area, and offers to purchase the property.  We concluded that selling the property was the more prudent decision and outweighed the potential future benefit of continuing to hold the property.   The property was expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $0.3 million and $20.7 million for the three and nine months ended September 30, 2017, respectively, net of applicable income taxes, and was classified as an asset held for sale at September 30, 2017.  This property was sold on October 20, 2017 for approximately $31.6 million in net proceeds.

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

Results of Operations

The following table shows financial results for the three months ended September 30, 2017 and 2016:

	Three months ended September 30,
(in thousands)	2017	2016	Change
Revenues:
Rental	$67,339	$61,925	$5,414
Related party revenue:
Management fees and interest income from loans	1,278	1,338	(60)
Other	9	17	(8)
Total revenues	68,626	63,280	5,346
Expenses:
Real estate operating expenses	17,898	16,905	993
Real estate taxes and insurance	11,882	10,218	1,664
Depreciation and amortization	24,988	23,298	1,690
Selling, general and administrative	3,286	3,419	(133)
Interest	8,258	6,767	1,491
Total expenses	66,312	60,607	5,705

Income before equity in losses of non-consolidated REITs, other, gain (loss) on sale of properties and properties held for sale, less applicable income tax and taxes	2,314	2,673	(359)
Equity in losses of non-consolidated REITs	(121)	(196)	75
Other	67	621	(554)
Loss on sale of properties and properties held for sale, less applicable income tax	(257)	(523)	266

Income before taxes on income	2,003	2,575	(572)
Taxes on income	100	117	(17)

Net income	$1,903	$2,458	$(555)

Comparison of the three months ended September 30, 2017 to the three months ended September 30, 2016:

Revenues

Total revenues increased by $5.3 million to $68.6 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.  The increase was primarily a result of:

•

An increase in rental revenue of approximately $5.4 million arising primarily from rental revenue for properties that we acquired on each of June 6, 2016, August 10, 2016 and December 1, 2016, which was partially offset by the loss of revenue from the disposition of three other properties during 2016 and 2017.  We sold a property on each of April 5, 2016,  December 16, 2016 and January 6, 2017. In addition, our leased space decreased 0.6% to 88.7% at September 30, 2017 compared to 89.3% at December 31, 2016.

Expenses

Total expenses increased by $5.7 million to $66.3 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.  The increase was primarily a result of:

•

An increase in real estate operating expenses and real estate taxes and insurance of approximately $2.6 million and an increase in depreciation and amortization of approximately $1.7 million, which were attributable to the acquisition of properties on June 6, 2016, August 10, 2016 and December 1, 2016, and were partially offset by decreases as a result of the disposition of three properties during 2016 and 2017.

•

An increase in interest expense of approximately $1.5 million to $8.3 million for the three months ended September 30, 2017 compared to the same period in 2016.  The increase was primarily attributable to higher interest rates, additional borrowings under the JPM Term Loan (as defined below) we entered into on November 30, 2016 and an increase in amortization of deferred financing costs during the three months ended September 30, 2017 as compared to the same period in 2016.

•	A decrease in selling, general and administrative expenses of $0.1 million primarily as a result of a decrease in acquisition costs. We had 39 employees as of each of September 30, 2017 and 2016.

Equity in losses of non-consolidated REITs

Equity in losses from non-consolidated REITs decreased approximately $0.1 million during the three months ended September 30, 2017 compared to the same period in 2016.  The decrease was primarily attributable to equity in the loss from our preferred stock investment in a Sponsored REIT, FSP 303 East Wacker Drive Corp., which we refer to as East Wacker, which decreased during the three months ended September 30, 2017 compared to the same period in 2016.

Other

Other expense decreased by $0.6 million for each of the three months ended September 30, 2017 and the three months ended September 30, 2016, which is attributable to hedge ineffectiveness from our derivatives’ fair value.  The ineffective portion of the derivatives’ fair value are recognized directly into earnings each quarter as hedge ineffectiveness.

Gain on sale of property and provision for loss on property held for sale

During the three months ended June 30, 2017, we reached a decision to classify our office property located in Baltimore, Maryland as an asset held for sale.  The property was expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $0.3 million and $20.7 million for the three and nine months ended September 30, 2017, respectively, net of applicable income taxes, and was classified as an asset held for sale at September 30, 2017.  This property was sold on October 20, 2017, for approximately $31.6 million in net proceeds.

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

During the three months ended September 30, 2016, we sold an office property located in Maryland Heights, Missouri on April 5, 2016, at a $4.2 million gain.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which decreased $1,000 and other income taxes, which decreased by $16,000 during the three months ended September 30, 2017, respectively, compared to the three months ended September 30, 2016.

Net income

Net income for the three months ended September 30, 2017 was $1.9 million compared to net income of $2.5 million for the three months ended September 30, 2016, for the reasons described above.

The following table shows financial results for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
(in thousands)	2017	2016	Change
Revenues:
Rental	$201,710	$179,738	$21,972
Related party revenue:
Management fees and interest income from loans	4,014	4,108	(94)
Other	29	54	(25)
Total revenues	205,753	183,900	21,853
Expenses:
Real estate operating expenses	52,492	47,126	5,366
Real estate taxes and insurance	35,880	29,522	6,358
Depreciation and amortization	75,599	68,095	7,504
Selling, general and administrative	9,806	10,443	(637)
Interest	23,730	19,617	4,113
Total expenses	197,507	174,803	22,704

Income before equity in losses of non-consolidated REITs, other, gain (loss) on sale of properties and properties held for sale, less applicable income tax and taxes	8,246	9,097	(851)
Equity in losses of non-consolidated REITs	(719)	(568)	(151)
Other	218	(388)	606
Gain (loss) on sale of properties and properties held for sale, less applicable income tax	(18,460)	(1,166)	(17,294)

Income (loss) before taxes on income	(10,715)	6,975	(17,690)
Taxes on income	297	326	(29)

Net income (loss)	$(11,012)	$6,649	$(17,661)

Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016:

Revenues

Total revenues increased by $21.9 million to $205.8 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.  The increase was primarily a result of:

•

An increase in rental revenue of approximately $22.0 million arising primarily from rental revenue for properties that we acquired on each of June 6, 2016, August 10, 2016 and December 1, 2016, which was partially offset by the loss of revenue from the disposition of three other properties during 2016 and 2017.  We sold a property on each of April 5, 2016,  December 16, 2016 and January 6, 2017. In addition, our leased space decreased 0.6% to 88.7%  at September 30, 2017 compared to 89.3% at December 31, 2016.

      This increase was partially offset by:

•

A decrease in interest income from loans to Sponsored REITs of approximately $0.1 million as a result of repayments of Sponsored REIT Loans, which was partially offset by higher interest rates in 2017 compared to 2016 and the funding of an advance on a Sponsored REIT Loan we made in December 2016.

Expenses

Total expenses increased by $22.7 million to $197.5 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.  The increase was primarily a result of:

•

An increase in real estate operating expenses and real estate taxes and insurance of approximately $11.7 million and an increase in depreciation and amortization of approximately $7.5 million, which were attributable to the acquisition of properties on June 6, 2016, August 10, 2016 and December 1, 2016, and which were partially offset by decreases as a result of the disposition of three properties during 2016 and 2017.

•

An increase in interest expense of approximately $4.1 million to $23.7 million for the nine months ended September 30, 2017 compared to the same period in 2016.  The increase was primarily attributable to higher interest rates, additional borrowings under the JPM Term Loan (as defined below) we entered into on November 30, 2016 and an increase in amortization of deferred financing costs during the nine months ended September 30, 2017 as compared to the same period in 2016.

•

A decrease in selling, general and administrative expenses of $0.6 million as a result of decreases in personnel expenses, acquisition costs,  professional expenses and franchise taxes.  We had 39 employees as of each of September 30, 2017 and 2016.

Equity in losses of non-consolidated REITs

Equity in losses from non-consolidated REITs increased approximately $0.2 million during the nine months ended September 30, 2017 compared to the same period in 2016.  The increase was primarily attributable to equity in the loss from our preferred stock investment in a Sponsored REIT, FSP Grand Boulevard Corp., which increased during the nine months ended September 30, 2017 compared to the same period in 2016.

Other

Other expense was reduced by $0.6 million to $0.2 million during the nine months ended September 30, 2017 and was $0.4 million for the nine months ended September 30, 2016, which are attributable to hedge ineffectiveness from our derivatives’ fair value.  The ineffective portion of the derivatives’ fair value are recognized directly into earnings each quarter as hedge ineffectiveness.

Gain on sale of property and provision for loss on property held for sale

During the three months ended June 30, 2017, we reached a decision to classify our office property located in Baltimore, Maryland as an asset held for sale.  The property was expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $0.3 million and $20.7 million for the three and nine months ended September 30, 2017, respectively, net of applicable income taxes and was classified as an asset held for sale at September 30, 2017.  The property was sold on October 20, 2017 for approximately $31.6 million in net proceeds.

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

Taxes on income

Included in income taxes is federal and other income taxes, which decreased $29,000 compared to the nine months ended September 30, 2016.

Net income (loss)

Net loss for the nine months ended September 30, 2017 was $11.0 million compared to net income of $6.6 million for the nine months ended September 30, 2016, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands):	2017	2016	2017	2016
Net income (loss)	$1,903	$2,458	$(11,012)	$6,649
(Gain) loss on sale of properties and properties held for sale, less applicable income tax	257	523	18,460	1,166
Equity in losses of non-consolidated REITs	121	196	719	568
FFO from non-consolidated REITs	874	787	2,465	2,327
Depreciation and amortization	24,903	23,112	74,658	67,991
NAREIT FFO	28,058	27,076	85,290	78,701
Hedge ineffectiveness	(67)	(621)	(218)	388
Acquisition costs of new properties	—	215	18	349

Funds From Operations	$27,991	$26,670	$85,090	$79,438

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

Net Operating Income (NOI)*

	Rentable				Nine				Nine
	Square				Months				Months
	Feet	Three Months Ended			Ended	Three Months Ended			Ended	Inc	%
(in thousands)	or RSF	31-Mar-17	30-Jun-17	30-Sep-17	30-Sep-17	31-Mar-16	30-Jun-16	30-Sep-16	30-Sep-16	(Dec)	Change
Region
East	1,007	$3,917	$3,941	$3,926	$11,784	$3,944	$3,920	$3,954	$11,818	$(34)	(0.3)%
MidWest	1,224	3,017	2,479	2,989	8,485	2,958	3,102	2,974	9,034	(549)	(6.1)%
South	4,437	16,211	15,613	15,763	47,587	17,200	17,441	16,380	51,021	(3,434)	(6.7)%
West	2,010	8,189	8,999	8,519	25,707	8,190	8,355	7,926	24,471	1,236	5.1%
Same Store	8,678	31,334	31,032	31,197	93,563	32,292	32,818	31,234	96,344	(2,781)	(2.9)%

Acquisitions	1,083	4,914	5,325	5,073	15,312	—	166	1,893	2,059	13,253	13.5%
Property NOI* from the continuing portfolio	9,761	36,248	36,357	36,270	108,875	32,292	32,984	33,127	98,403	10,472	10.6%
Dispositions, Non-Operating, Development or Redevelopment	325	625	467	568	1,660	1,175	925	917	3,017	(1,357)	(1.7)%
Property NOI*	10,086	$36,873	$36,824	$36,838	$110,535	$33,467	$33,909	$34,044	$101,420	$9,115	9.0%

Same Store		$31,334	$31,032	$31,197	$93,563	$32,292	$32,818	$31,234	$96,344	$(2,781)	(2.9)%

Less Nonrecurring
Items in NOI* (a)		65	1,178	1,103	2,346	413	586	146	1,145	1,201	(1.3)%

Comparative
Same Store		$31,269	$29,854	$30,094	$91,217	$31,879	$32,232	$31,088	$95,199	$(3,982)	(4.2)%

					Nine				Nine
					Months				Months
		Three Months Ended			Ended	Three Months Ended			Ended
Reconciliation to Net Income (Loss)		31-Mar-17	30-Jun-17	30-Sep-17	30-Sep-17	31-Mar-16	30-Jun-16	30-Sep-16	30-Sep-16
Net income (loss)		$4,480	$(17,395)	$1,903	$(11,012)	$2,579	$1,612	$2,458	$6,649
Add (deduct):
(Gain) loss on sale of properties and properties held for sale, less applicable income taxes		(2,289)	20,492	257	18,460	—	643	523	1,166
Hedge ineffectiveness		(22)	(129)	(67)	(218)	—	1,009	(621)	388
Management fee income		(794)	(768)	(791)	(2,353)	(660)	(688)	(727)	(2,075)
Depreciation and amortization		25,332	25,279	24,988	75,599	22,445	22,352	23,298	68,095
Amortization of above/below market leases		(168)	(687)	(86)	(941)	81	—	(185)	(104)
Selling, general and administrative		3,443	3,077	3,286	9,806	3,530	3,494	3,419	10,443
Interest expense		7,579	7,893	8,258	23,730	6,433	6,417	6,767	19,617
Interest income		(1,214)	(1,206)	(1,134)	(3,554)	(1,279)	(1,171)	(1,184)	(3,634)
Equity in losses of non-consolidated REITs		397	201	121	719	286	86	196	568
Non-property specific items, net		129	67	103	299	52	155	100	307

Property NOI*		$36,873	$36,824	$36,838	$110,535	$33,467	$33,909	$34,044	$101,420

(a)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the nine months ending September 30, 2017 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	September 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2017 (a)	Square Feet (b)

Forest Park	Charlotte	NC	1999	62,212	62,212	100.0%	$13.91
Meadow Point	Chantilly	VA	1999	138,537	138,537	100.0%	26.17
Innsbrook	Glen Allen	VA	1999	298,456	298,456	100.0%	18.10
East Baltimore	Baltimore	MD	1989	325,445	246,752	75.8%	22.56
Loudoun Tech Center	Dulles	VA	1999	136,658	127,461	93.3%	18.14
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	37.62
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	34.05
East total				1,332,308	1,244,418	93.4%	24.75
Northwest Point	Elk Grove Village	IL	1999	177,095	177,095	100.0%	19.17
909 Davis Street	Evanston	IL	2002	196,581	152,901	77.8%	27.79
River Crossing	Indianapolis	IN	1998	205,059	194,868	95.0%	23.07
Timberlake	Chesterfield	MO	1999	234,496	234,496	100.0%	26.27
Timberlake East	Chesterfield	MO	2000	117,036	117,036	100.0%	24.88
121 South 8th Street	Minneapolis	MN	1974	293,422	189,727	64.7%	21.25
Plaza Seven	Minneapolis	MN		326,445	311,298	95.4%	32.41
Midwest total				1,550,134	1,377,420	88.9%	25.65
Blue Lagoon Drive	Miami	FL	2002	212,619	212,619	100.0%	22.66
One Overton Park	Atlanta	GA	2002	387,267	276,547	71.4%	25.01
Park Ten	Houston	TX	1999	157,460	103,247	65.6%	31.23
Addison Circle	Addison	TX	1999	288,794	249,258	86.3%	33.17
Collins Crossing	Richardson	TX	1999	300,887	300,887	100.0%	24.78
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	31.96

The information presented below provides the weighted average GAAP rent per square foot for the nine months ending September 30, 2017 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	September 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2017 (a)	Square Feet (b)

Park Ten Phase II	Houston	TX	2006	156,746	69,752	44.5%	$29.20
Liberty Plaza	Addison	TX	1985	218,934	183,642	83.9%	21.59
Legacy Tennyson Center	Plano	TX	1999/2008	202,600	132,865	65.6%	20.97
One Legacy Circle	Plano	TX	2008	214,110	211,669	98.9%	36.83
One Ravinia Drive	Atlanta	GA	1985	386,603	346,512	89.6%	25.24
Two Ravinia Drive	Atlanta	GA	1987	411,047	314,574	76.5%	26.66
Westchase I & II	Houston	TX	1983/2008	629,025	525,865	83.6%	32.34
Pershing Park Plaza	Atlanta	GA	1989	160,145	155,917	97.4%	35.86
999 Peachtree	Atlanta	GA	1987	621,946	599,556	96.4%	30.08
South Total				4,596,582	3,931,310	85.5%	28.74
380 Interlocken	Broomfield	CO	2000	240,358	199,209	82.9%	30.90
1999 Broadway	Denver	CO	1986	676,379	508,908	75.2%	31.97
1001 17th Street	Denver	CO	1977/2006	655,413	591,510	90.3%	36.98
600 17th Street	Denver	CO	1982	596,728	534,907	89.6%	33.18
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	25.02
390 Interlocken	Broomfield	CO	2002	241,751	233,411	96.6%	29.64
West Total				2,606,865	2,264,180	86.9%	32.63

Grand Total				10,085,889	8,817,328	87.4%	$28.69

(a)	Based on weighted occupied square feet for the nine months ended September 30, 2017, including month-to-month tenants, divided by the Property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the nine months ended September 30, 2017 per weighted occupied square foot.

Liquidity and Capital Resources

Cash and cash equivalents were $12.6 million and $9.3 million at September 30, 2017 and December 31, 2016, respectively. The increase of $3.3 million is attributable to $69.3 million provided by operating activities, less $24.9 million used in investing activities less $41.1 million used in financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties.

Operating Activities

Cash provided by our operating activities for the nine months ended September 30, 2017 of $69.3 million is primarily attributable to net loss of $11.0 million excluding a gain on sale of a property of $2.3 million and a provision for loss on a property held for sale of $20.7 million, plus the add-back of $75.0 million of non-cash expenses.  These amounts were partially offset by an increase in payments of deferred leasing commissions of $8.2 million, an increase in prepaid and other assets of $1.9 million, a decrease in accounts payable and accrued expenses of $1.2 million, an increase in tenant rent receivables of $0.9 million and an increase in lease acquisition costs of $0.9 million.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2017 of $24.9 million is primarily attributable to the purchases of other real estate assets and office equipment investments of approximately $41.9 million.  These uses were partially offset by net proceeds received from the sale of a property on January 6, 2017 of $6.2 million,  repayments received from two related party mortgages receivable of $9.8 million and distributions received from non-consolidated REITs of $1.0 million.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2017 of $41.1 million is primarily attributable to distributions paid to stockholders of $61.1 million, which was partially offset by net borrowings on the BAML Revolver (as defined below) of $20.0 million.

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

The JPM Term Loan bears interest at either (i) a number of basis points over the Eurodollar Rate depending on the Company’s credit rating (135.0 basis points over the Eurodollar Rate at September 30, 2017) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (35.0 basis points over the base rate at September 30, 2017).

Based upon the Company’s credit rating, as of September 30, 2017, the weighted average interest rate on the JPM Term Loan was 2.60% per annum.  The weighted average interest rate on the JPM Term Loan during the nine months ended September 30, 2017 was approximately 2.38% per annum.  The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2016 was approximately 1.99% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the JPM Term Loan financial covenants as of September 30, 2017.

The Company used the net proceeds of the JPM Term Loan to acquire the property located at 600 17th Street, Denver, Colorado on December 1, 2016 and for other general business purposes.

On October 18, 2017, the Company entered into a First Amendment to the JPM Credit Agreement to conform to certain provisions of the BAML Credit Facility as amended by the BAML Second Amendment (each as described further, below), including updating financial covenants, certain definitions and making other conforming changes.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at September 30, 2017) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at September 30, 2017).

Although the interest rate on the BMO Term Loan is variable, the Company fixed the base LIBOR interest rate by entering into an interest rate swap agreement.  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, as of September 30, 2017, the effective interest rate on the BMO Term Loan was 3.97% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BMO Term Loan financial covenants as of September 30, 2017.

The Company may use the proceeds of the loans under the BMO Credit Agreement to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BMO Credit Agreement.

On October 18, 2017, the Company entered into a Second Amendment to the BMO Credit Agreement to conform to certain provisions of the BAML Credit Facility as amended by the BAML Second Amendment (each as described further, below), including updating financial covenants, certain definitions and making other conforming changes.

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

BAML Revolver Highlights as of September 30, 2017 (prior to the BAML Second Amendment (as defined below))

•

The BAML Revolver was for borrowings, at the Company’s election, of up to $500 million.  Borrowings made pursuant to the BAML Revolver may be revolving loans, swing line loans or letters of credit, the combined sum of which could not exceed $500 million outstanding at any time.

•

Borrowings made pursuant to the BAML Revolver may be borrowed, repaid and reborrowed from time to time until the initial maturity date, which was October 29, 2018.  The Company had the right to extend the initial maturity date of the BAML Revolver by an additional 12 months, or until October 29, 2019, upon payment of a fee and satisfaction of certain customary conditions.

•

The BAML Credit Facility includes an accordion feature that allowed for an aggregate amount of up to $350 million of additional borrowing capacity applicable to the BAML Revolver and/or the BAML Term Loan subject to receipt of lender commitments and satisfaction of certain customary conditions.

As of September 30, 2017, there were borrowings of $300 million outstanding under the BAML Revolver.  As of September 30, 2017, the BAML Revolver bore interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.25% over LIBOR at September 30, 2017) or (ii) a margin over the base rate depending on the Company’s credit rating (0.25% over the base rate at September 30, 2017). As of September 30, 2017, the BAML Credit Facility also obligated the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating (0.25% at September 30, 2017). The facility fee was assessed against the total amount of the BAML Revolver, or $500 million as of September 30, 2017.

Based upon the Company’s credit rating, as of September 30, 2017, the weighted average interest rate on the BAML Revolver was 2.49% per annum. As of December 31, 2016, the weighted average interest rate on the BAML Revolver was 1.88% per annum and there were borrowings of $280 million outstanding. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the nine months ended September 30, 2017 was approximately 2.26% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2016 was approximately 1.73% per annum.

BAML Term Loan Highlights as of September 30, 2017 (prior to the BAML Second Amendment (as defined below))

•	The BAML Term Loan is for $400 million.
•	The BAML Term Loan matured on September 27, 2021.
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

As of September 30, 2017, the BAML Term Loan bore interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.45% over LIBOR at September 30, 2017) or (ii) a margin over the base rate depending on the Company’s credit rating (0.45% over the base rate at September 30, 2017).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement. On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum until September 27, 2017.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021.  Accordingly, based upon the Company’s credit rating, as of September 30, 2017, the effective interest rate on the BAML Term Loan was 2.57% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.  The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, minimum unsecured interest coverage and a maximum ratio of certain investments to total assets. The Company was in compliance with the BAML Credit Facility financial covenants as of September 30, 2017.

The Company may use the proceeds of the loans under the BAML Credit Facility to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BAML Credit Facility.

Second Amendment to BAML Credit Facility

On October 18, 2017, the Company recast the BAML Credit Facility by entering into a Second Amendment (the “BAML Second Amendment”) to, among other things, (i) increase the BAML Revolver from $500 million to $600 million, (ii) extend the BAML Revolver maturity date from October 29, 2018 to January 12, 2022 (with two optional six month extensions), (iii) extend the BAML Term Loan maturity date from September 27, 2021 to January 12, 2023, (iv) decrease the interest rate margins (as described further below), (v) reset the minimum tangible net worth threshold, (vi) increase certain leverage ratios for three fiscal quarters (instead of two fiscal quarters) succeeding a significant acquisition, and (v) increase the accordion feature from $350 million to $500 million.

Pursuant to the BAML Second Amendment, the BAML Revolver bears interest at either (i) a margin over LIBOR (or a comparable or successor rate) depending on the Company’s credit rating (1.20% over LIBOR at October 31, 2017) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at October 31, 2017). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating (0.25% at October 31, 2017). The facility fee is assessed against the total amount of the BAML Revolver as increased pursuant to the BAML Second Amendment, or $600 million. The BAML Term Loan bears interest at either (i) a margin over LIBOR (or a comparable or successor rate) depending on the Company’s credit rating (1.35% over LIBOR at October 31, 2017) or (ii) a margin over the base rate depending on the Company’s credit rating (0.35% over the base rate at October 31, 2017).

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

As of September 30, 2017, we had an automatic shelf registration statement on Form S-3 on file with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our debt securities, common stock, preferred stock or depository shares.  From time to time, we expect to issue debt securities, common stock, preferred stock or depository shares under our existing automatic shelf registration statements or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Note Private Placement

On October 24, 2017, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with the various purchasers named therein (the “Purchasers”) in connection with a private placement of senior unsecured notes. Under the Note Purchase Agreement, the Company will sell to the Purchasers an aggregate principal amount of $200,000,000 of senior unsecured notes consisting of (i) 3.99% Series A Senior Notes due December 20, 2024 in an aggregate principal amount of $116 million (the “Series A Notes”) and (ii) 4.26% Series B Senior Notes due December 20, 2027 in an aggregate principal amount of $84 million (the “Series B Notes,” and, together with the Series A Notes, the “Notes”). The funding of the Notes is expected to occur on or about December 20, 2017, subject to customary closing conditions. The Note Purchase Agreement contains customary financial covenants, restrictive covenants and events of default. The Company intends to use proceeds from the private placement to reduce the outstanding balance of the BAML Revolver.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of September 30, 2017, we were committed to fund up to $79.5 million to three Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $72.0 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Additional information about our Sponsored REIT Loans outstanding as of September 30, 2017, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-Consolidated Entities, Management fees and interest income from loans”, in the Notes to Condensed Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  The rental income exceeded the expenses for each individual property, with the exception of one property located in Minneapolis, Minnesota for the three and nine months ended September 30, 2017 and 2016 and one property located in Houston, Texas for the three months ended September 30, 2017.

Our property located at 801 Marquette Avenue in Minneapolis, Minnesota has approximately 170,000 square feet of rentable space and became vacant in January 2016.  On June 30, 2016, we commenced a redevelopment plan for the property.  As a result of the vacancy, we had no rental income and had operating expenses of $26,000 and $27,000 during the three and nine months ended September 30, 2017, respectively.   We had no rental income and had operating expenses of $4,000 and $288,000 during the three and nine months ended September 30, 2016, respectively.

Our property located at 16290 Katy Freeway in Houston, Texas has approximately 157,000 square feet of rentable space and became substantially vacant on April 30, 2017 when two tenants vacated 155,000 square feet of space.  We had no rental income and had operating expenses of $371,000 during the three months ended September 30, 2017.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  As of September 30, 2017 and December 31, 2016, if market rates on our outstanding borrowings under our BAML Revolver increased by 10% at maturity, or approximately 25 and 21 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $1.1 million and $0.9 million annually, respectively.  Based upon our credit rating, the interest rate on the BAML Revolver as of September 30, 2017 was LIBOR plus 125 basis points, or 2.49% per annum.  Based upon our credit rating, the interest rate on the JPM Term Loan as of September 30, 2017 was the Eurodollar Rate plus 135 basis points, or 2.60% per annum .  We do not believe that the interest rate risk on the BAML Revolver and the JPM Term Loan is material as of September 30, 2017.

Although the interest rates on the BMO Term Loan and the BAML Term Loan are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BAML Term Loan by entering into interest rate swap agreements.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning September 27, 2017 and ending September 27, 2021 (the “2017 Interest Rate Swap”).  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum until August 26, 2020 (the “BMO Interest Rate Swap”).  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum until September 27, 2017 (the “BAML Interest Rate Swap”).  Accordingly, based upon our credit rating, as of September 30, 2017, the interest rate on the BAML Term Loan was 2.57% per annum and the interest rate on the BMO Term Loan was 3.97% per annum.  The fair value of the 2017 Interest Rate Swap and the BMO Interest Rate Swap are affected by changes in market interest rates.  We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the 2017 Interest Rate Swap from September 27, 2017 until September 27, 2021.  We believe we have mitigated interest rate risk with respect to the BMO Term Loan through the BMO Interest Rate Swap until August 26, 2020.  The 2017 Interest Rate Swap and the BMO Interest Rate Swap were our only derivative instruments as of September 30, 2017.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BAML Term Loan and our BMO Term Loan as of September 30, 2017 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$10,771
BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(3,721)

Our BAML Term Loan and our BMO Term Loan hedging transactions used derivative instruments that involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in either or both of the contracts. We require our derivatives contracts to be with counterparties that have investment grade ratings.  The counterparties to the 2017 Interest Rate Swap are a group of banks and the counterparty to the BMO Interest Rate Swap is Bank of Montreal, both of which have investment grade ratings.  As a result, we do not anticipate that either counterparty will fail to meet its obligations.  However, there can be no assurance that we will be able to adequately protect against the foregoing risks or that we will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

The Company’s derivatives are recorded at fair value in other assets and other liabilities in the consolidated balance sheets, the effective portion of the derivatives’ fair value is recorded to other comprehensive income in the consolidated statements of other comprehensive income (loss) and the ineffective portion of the derivatives’ fair value is recognized directly into earnings as other in the consolidated statements of income.

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

During the three and nine months ended September 30, 2017, we recorded $0.1 million and $0.2 million, respectively, of hedge ineffectiveness in earnings, which is included in “Other” in the condensed consolidated statements of income.  During the three and nine months ended September 30, 2016, we recorded ($0.6) million and $0.4 million, respectively, of hedge ineffectiveness in earnings.  Hedge ineffectiveness is included in other expense in the condensed consolidated statements of income.

The following table presents as of September 30, 2017, our contractual variable rate borrowings under our BAML Revolver, which matured on October 29, 2018, under our JPM Term Loan, which matures on November 30, 2018, under our BAML Term Loan, which matured on September 27, 2021 and under our BMO Term Loan, which matures on August 26, 2020.  As of September 30, 2017, we had the right, under the BAML Revolver, to extend the initial maturity date by an  additional 12 months, or until October 29, 2019, upon payment of a fee and satisfaction of certain customary conditions. Pursuant to the BAML Second Amendment executed on October 18, 2017, the Company extended the BAML Revolver maturity date from October 29, 2018 to January 12, 2022 (with two optional six month extensions) and extended the BAML Term Loan maturity date from September 27, 2021 to January 12, 2023.

	Payment due by period
	(in thousands)
	Total	2017	2018	2019	2020	2021	Thereafter
BAML Revolver	$300,000	$—	$300,000	$—	$—	$—	$—
JPM Term Loan	150,000	—	150,000	—	—	—	—
BAML Term Loan	400,000	—	—	—	—	400,000	—
BMO Term Loan	220,000	—	—	—	220,000	—	—
Total	$1,070,000	$—	$450,000	$—	$220,000	$400,000	$—

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

As of September 30, 2017, there have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2016 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

10.1 (3)

Second Amendment, dated as of October 18, 2017, to Second Amended and Restated Credit Agreement, dated October 29, 2014, as amended, among Franklin Street Properties Corp., Bank of America, N.A., and the other parties thereto, as amended as of July 21, 2016.

10.2 (3)

Second Amendment, dated as of October 18, 2017, to Amended and Restated Credit Agreement, dated October 29, 2014, as amended, among Franklin Street Properties Corp., Bank of Montreal, and the other parties thereto, as amended as of July 21, 2016.

10.3 (3)	First Amendment, dated as of October 18, 2017, to Credit Agreement, dated November 30, 2016, among Franklin Street Properties Corp., JPMorgan Chase Bank, N.A., and the other parties thereto.

10.4 (3)	Note Purchase Agreement, dated as of October 24, 2017, by and among Franklin Street Properties Corp. and the other parties named therein as Purchasers.

31.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Condensed Consolidated Financial Statements.

Footnotes	Description

(1)	Incorporated by reference to FSP Corp.’s Form 8-A, filed on April 5, 2005 (File No. 001-32470).

(2)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 15, 2013 (File No. 001-32470).

(3)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on October 24, 2017 (File No. 001-32470).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: October 31, 2017	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: October 31, 2017	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)