Form 10-K
period 2017-12-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2018-02-13
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 001-32470

FRANKLIN STREET PROPERTIES CORP.

(Exact name of registrant as specified in its charter)

Maryland	04-3578653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Edgewater Place, Suite 200, Wakefield, Massachusetts	01880
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 557-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.0001 par value per share	NYSE American

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to ue the extended tranition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price as reported on NYSE American, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2017, was approximately $1,141,886,293.

There were 107,231,155 shares of common stock of the registrant outstanding as of February 8, 2018.

Documents incorporated by reference: The registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s Annual Meeting of Stockholders to be held on May 10, 2018 (the “Proxy Statement”).  The information required in response to Items 10 — 14 of Part III of this Form 10-K, other than that contained in Part I under the caption, “Directors and Executive Officers of FSP Corp.,” is hereby incorporated by reference to the Proxy Statement.

PART I

Item 1.Business

History

Our company, Franklin Street Properties Corp., which we refer to as FSP Corp., the Company, we or our, is a Maryland corporation that operates in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes.  Our common stock is traded on the NYSE American under the symbol “FSP”.  FSP Corp. is the successor to Franklin Street Partners Limited Partnership, or the FSP Partnership, which was originally formed as a Massachusetts general partnership in January 1997 as the successor to a Massachusetts general partnership that was formed in 1981.  On January 1, 2002, the FSP Partnership converted into FSP Corp., which we refer to as the conversion.  As a result of this conversion, the FSP Partnership ceased to exist and we succeeded to the business of the FSP Partnership.  In the conversion, each unit of both general and limited partnership interests in the FSP Partnership was converted into one share of our common stock. As a result of the conversion, we hold, directly and indirectly, 100% of the interest in three former subsidiaries of the FSP Partnership:  FSP Investments LLC, FSP Property Management LLC, and FSP Holdings LLC.  We operate some of our business through these subsidiaries.

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

Real Estate

We own and operate a portfolio of real estate consisting of 34 office properties as of December 31, 2017. We derive rental revenue from income paid to us by tenants of these properties.  We also have one property that is being redeveloped and currently is classified as non-operating.  See Item 2 of this Annual Report on Form 10-K for more information about our properties.  From time-to-time we dispose of properties generating gains or losses in an ongoing effort to improve and upgrade our portfolio.  We also held preferred stock investments in two Sponsored REITs as of December 31, 2017, from which we record our share of income or loss under the equity method of accounting, and from which we receive dividends.

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

From time-to-time we may make secured loans to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  We anticipate that these loans will be repaid at their maturity or earlier from long-term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  We refer to these loans as Sponsored REIT Loans.  We had four Sponsored REIT Loans secured by real estate outstanding as of December 31, 2017, from which we derive interest income.

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

We may acquire, and have acquired, real properties in any geographic area of the United States and of any property type.  We own 34 properties that are located in 10 different states as of December 31, 2017.  We also have one property that is being redeveloped and currently is classified as non-operating.  See Item 2 of this Annual Report on Form 10-K for more information about our properties.

From time to time, as market conditions warrant, we may sell properties owned by us.  We sold an office property located in Milpitas, California on January 6, 2017 at a $2.3 million gain and an office property located in Baltimore, Maryland on October 20, 2017 at a $20.8 million loss.  We sold an office property located in Maryland Heights, Missouri on April 5, 2016 at a $4.2 million gain and an office property located in Federal Way, Washington on December 16, 2016 at a $7.1 million loss.  We sold an office property located in Plano, Texas on February 23, 2015 at a $1.5 million gain, an office property located in Eden Prairie, Minnesota on March 31, 2015 at a $9.0 million gain, an office property located in Charlotte, North Carolina on May 13, 2015 at a $0.9 million gain and an office property located in San Jose, California on December 9, 2015 at a $12.3 million gain.  When we sell a property, we either distribute some or all of the sale proceeds to our stockholders as a distribution or retain some or all of such proceeds for investment in real properties or other corporate activities.

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
•

we believe that we have the ability to hold properties through down cycles because we generally do not have mortgage debt on the Company, which could place the properties at risk of foreclosure.  As of February 8, 2018, none of our owned properties was subject to mortgage debt.

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

Employees

We had 39 employees as of December 31, 2017 and 39 employees as of February 8, 2018.

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

Directors and Executive Officers of FSP Corp.

The following table sets forth the names, ages and positions of all our directors and executive officers as of February 8, 2018.

Name	Age	Position
George J. Carter (6)	69	Chief Executive Officer and Chairman of the Board
John N. Burke (1) (2) (3) (5) (7)	56	Director
Brian N. Hansen (1) (2) (3) (4) (9)	46	Director
Kenneth Hoxsie (1) (3) (5)	67	Director
Dennis J. McGillicuddy (1) (4)	76	Director
Georgia Murray (1) (2) (6) (8) (10)	67	Director
Kathryn P. O'Neil (2) (3) (5)	54	Director
Jeffrey B. Carter	46	President and Chief Investment Officer
Scott H. Carter	46	Executive Vice President, General Counsel and Secretary
John G. Demeritt	57	Executive Vice President, Chief Financial Officer and Treasurer
John F. Donahue	51	Executive Vice President
Eriel Anchondo	40	Executive Vice President and Chief Operating Officer

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	Class I Director
(5)	Class II Director
(6)	Class III Director
(7)	Chair of the Audit Committee
(8)	Chair of the Compensation Committee
(9)	Chair of the Nominating and Corporate Governance Committee
(10)	Lead Independent Director

George J. Carter, age 69, is Chief Executive Officer and has been Chairman of the Board of Directors of FSP Corp. since 2002.  Mr. Carter also was the President of FSP Corp. from 2002 to May 2016.  Mr. Carter is responsible for all aspects of the business of FSP Corp. and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments.  Prior to the conversion, he was President of the general partner of the FSP Partnership and was responsible for all aspects of the business of the FSP Partnership and its affiliates.  From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”).  Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts.  From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts.  Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co.  Mr. Carter is a graduate of the University of Miami (B.S.).

John N. Burke, age 56, has been a Director of FSP Corp. since 2004 and Chair of the Audit Committee since June 2004. Mr. Burke is a certified public accountant with over 30 years of experience in the practice of public accounting working with both private and publicly traded companies with extensive experience serving clients in the real estate and REIT industry. His experience includes analysis and evaluation of financial reporting, accounting systems, internal controls and audit matters. Mr. Burke has been involved as an advisor on several public offerings, private equity and debt financings and merger and acquisition transactions. Mr. Burke’s consulting experience includes a wide range of accounting, tax and business planning matters. Prior to starting his own firm in 2003, Mr. Burke was an Audit Partner in the Boston office of BDO USA, LLP. Mr. Burke is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of CPAs. Mr. Burke earned an M.S. in Taxation and studied undergraduate accounting at Bentley University.

Brian N. Hansen, age 46, has been a Director of FSP Corp. since 2012 and Chair of the Nominating and Corporate Governance Committee since 2013. Since 2007, Mr. Hansen has served as President and Chief Operating Officer of Confluence Investment Management LLC, a St. Louis based Registered Investment Advisor. Prior to founding Confluence in 2007, Mr. Hansen served as a Managing Director in A.G. Edwards’ Financial Institutions & Real Estate Investment Banking practice. While at A.G. Edwards, Mr. Hansen advised a wide variety of Real Estate Investment Trusts on numerous capital markets transactions, including public and private offerings of debt and equity securities as well as the analysis of various merger & acquisition opportunities. Prior to joining A.G. Edwards, Mr. Hansen served as a Manager in Arthur Andersen LLP’s Audit & Business Advisory practice. Mr. Hansen has served on the boards of a number of non-profit entities and currently serves on the Investment Committee of the Archdiocese of St. Louis.  Mr. Hansen earned his M.B.A. from the Kellogg School of Management at Northwestern University and his Bachelor of Science in Commerce from DePaul University. Mr. Hansen is a Certified Public Accountant.

Kenneth A. Hoxsie, age 67, has been a Director of FSP Corp. since January 2016.  Mr. Hoxsie was a Partner at the international law firm of Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) until his retirement on December 31, 2015.  He joined Hale and Dorr (the predecessor of WilmerHale) in 1981, subsequently worked at Copley Real Estate Advisors, an institutional real estate investment advisory firm, and rejoined Hale and Dorr in 1994. Mr. Hoxsie has over 30 years’ experience in real estate capital markets transactions, fund formation, public company counseling and mergers and acquisitions and has advised the Company since its formation in 1997. Mr. Hoxsie earned his J.D. (Cum Laude) from Harvard Law School, his M.A. from Harvard University and his B.A. (Summa Cum Laude) from Amherst College, where he was elected to Phi Beta Kappa.

Dennis J. McGillicuddy, age 76, has been a Director of FSP Corp. since May 2002.  Mr. McGillicuddy graduated from the University of Florida with a B.A. degree and from the University of Florida Law School with a J.D. degree.  In 1968, Mr. McGillicuddy joined Barry Silverstein in founding Coaxial Communications, a cable television company.  In 1998 and 1999, Coaxial sold its cable systems.  Mr. McGillicuddy has served on the boards of various charitable organizations. He is currently president of the Board of Trustees of Florida Studio Theater, a professional non-profit theater organization, and he serves as a Co-Chair, together with his wife, of Embracing Our Differences, an annual month-long art exhibit that promotes the values of diversity and inclusion.  Mr. McGillicuddy also is a director of All-Star Children’s Foundation, an organization engaged in creating a new paradigm for foster care.  He also is a member of the Advisory Board of the Center For Mindfulness In Medicine, Health Care & Society, University of Massachusetts Medical School.

Georgia Murray, age 67, has been a Director of FSP Corp. since April 2005, Chair of the Compensation Committee since October 2006 and Lead Independent Director since February 2014.  Ms. Murray is retired from Lend Lease Real Estate Investments, Inc., where she served as a Principal from November 1999 until May 2000.  From 1973 through October 1999, Ms. Murray worked at The Boston Financial Group, Inc., serving as Senior Vice President and a Director at times during her tenure.  Boston Financial was an affiliate of the Boston Financial Group, Inc.  She is a past Trustee of the Urban Land Institute and a past President of the Multifamily Housing Institute.  Ms. Murray previously served on the Board of Directors of Capital Crossing Bank.  She also serves on the boards of numerous non-profit entities.  Ms. Murray is a graduate of Newton College.

Kathryn P. O’Neil, age 54, has been a Director of FSP Corp. since January 2016. Ms. O’Neil was a Director at Bain Capital in the Investor Relations area where she focused on Private Equity and had oversight of the Investment Advisory sector from 2011 until her retirement in 2014. From 1999 to 2007, Ms. O’Neil was a Partner at FLAG Capital Management LLC, a manager of fund-of-funds investment vehicles in private equity, venture capital, real estate and natural resources.  Previously, Ms. O’Neil was an Investment Consultant at Cambridge Associates where she specialized in Alternative Assets.  Ms. O’Neil currently serves on a variety of non-profit boards, including the Board of Directors and Finance Committee of Horizon’s for Homeless Children, the President’s Council and Investment Committee for the Trustees of Reservations, and the Board of Overseers of the Peabody Essex Museum, where she is a member of the Finance, Audit, and Investment Committees.  Ms. O’Neil is a Trustee Emeritus of Colby College and a former member of the Board of Overseers of the Boston Museum of Science. Ms. O’Neil holds a B.A. (Summa Cum Laude) and M.A. (Honorary) from Colby College where she was elected to Phi Beta Kappa.  Ms. O’Neil received her M.B.A. from The Harvard Graduate School of Business Administration.

Jeffrey B. Carter, age 46, is President and Chief Investment Officer of FSP Corp.  Mr. Carter served as Executive Vice President and Chief Investment Officer from February 2012 until May 2016, when he was appointed as President in addition to his position as Chief Investment Officer.  Previously, Mr. Carter served as Senior Vice President and Director of Acquisitions of FSP Corp. from 2005 to 2012 and as Vice President - Acquisitions from 2003 to 2005.  Mr. Carter oversees the day-to-day execution of the Company’s strategic objectives and business plan.  In addition, Mr. Carter is primarily responsible for developing and implementing the Company’s investment strategy, including coordination of acquisitions and dispositions.  Prior to joining FSP Corp., Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida.  Mr. Carter is a graduate of Arizona State University (B.A.), The George Washington University (M.A.) and Cornell University (M.B.A.).  Mr. Carter’s father, George J. Carter, serves as Chief Executive Officer and Chairman of the Board of Directors of FSP Corp. and Mr. Carter’s brother, Scott H. Carter, serves as Executive Vice President, General Counsel and Secretary of FSP Corp.

Scott H. Carter, age 46, is Executive Vice President, General Counsel and Secretary of FSP Corp.  Mr. Carter has served as General Counsel since February 2008.  Mr. Carter joined FSP Corp. in October 2005 as Senior Vice President and In-house Counsel.  Mr. Carter is primarily responsible for the management of all of the legal affairs of FSP Corp. and its affiliates.  Prior to joining FSP Corp. in October 2005, Mr. Carter was associated with the law firm of Nixon Peabody LLP, which he originally joined in 1999.  At Nixon Peabody LLP, Mr. Carter concentrated his practice on the areas of real estate syndication, acquisitions and finance.  Mr. Carter received a Bachelor of Business Administration (B.B.A.) degree in Finance and Marketing and a Juris Doctor (J.D.) degree from the University of Miami.  Mr. Carter is admitted to practice law in the Commonwealth of Massachusetts.  Mr. Carter’s father, George J. Carter, serves as Chief Executive Officer and Chairman of the Board of Directors of FSP Corp. and Mr. Carter’s brother, Jeffrey B. Carter, serves as President and Chief Investment Officer of FSP Corp.

John G. Demeritt, age 57, is Executive Vice President, Chief Financial Officer and Treasurer of FSP Corp. and has been Chief Financial Officer since March 2005.  Mr. Demeritt previously served as Senior Vice President, Finance and Principal Accounting Officer from September 2004 to March 2005.  Prior to September 2004, Mr. Demeritt was a Manager with Caturano & Company, an independent accounting firm (which later merged with McGladrey) where he focused on Sarbanes Oxley compliance.  Previously, from March 2002 to March 2004 he provided consulting services to public and private companies where he focused on SEC filings, evaluation of business processes and acquisition integration.  During 2001 and 2002 he was Vice President of Financial Planning & Analysis at Cabot Industrial Trust, a publicly traded real estate investment trust, which was acquired by CalWest in December 2001.  From October 1995 to December 2000 he was Controller and Officer of The Meditrust Companies, a publicly traded real estate investment trust (formerly known as The La Quinta Companies, which was then acquired by the Blackstone Group), where he was involved with a number of merger and financing transactions.  Prior to that, from 1986 to 1995 he had financial and accounting responsibilities at three other public companies, and was previously associated with Laventhol & Horwath, an independent accounting firm from 1983 to 1986.  Mr. Demeritt is a Certified Public Accountant and holds a Bachelor of Science degree from Babson College.

John F. Donahue, age 51, is Executive Vice President of FSP Corp. and President of FSP Property Management LLC and has held those positions since May 2016.  Mr. Donahue is primarily responsible for the oversight of the management of all of the real estate assets of FSP Corp. and its affiliates.  Mr. Donahue joined FSP Corp. in August 2001 as Vice President of FSP Property Management LLC.  From 2001 to May 2016, Mr. Donahue was responsible for the management of certain of the real estate assets of FSP Corp. and its affiliates.  From 1992 to 2001, Mr. Donahue worked in the pension fund advisory business for GE Capital and AEW Capital Management with oversight of office, research and development, industrial and land investments. From 1989 to 1992, Mr. Donahue worked for Krupp Realty in various accounting and finance roles. Mr. Donahue holds a Bachelor of Science in Business Administration degree from Bryant College.

Eriel Anchondo, age 40, is Executive Vice President and Chief Operating Officer of FSP Corp. and has held those positions since May 2016.  Mr. Anchondo joined FSP Corp. in 2015 as Senior Vice President of Operations.  Mr. Anchondo is responsible for ensuring that the Company has the proper operational controls, administrative and reporting procedures, and people systems and infrastructure in place to effectively grow the organization and maintain financial strength and operating efficiency. Prior to joining FSP Corp., from July 2014 to December 2014, Mr. Anchondo provided consulting services to the retail banking division of ISBAN, which is part of the Technology and Operations division of the Santander Group of financial institutions.  From May 2007 to July 2013, Mr. Anchondo was employed by Mercer, a global consulting leader in talent, health, retirement, and investments, as an Employee Education Manager across all lines of Mercer’s business. From May 2005 to May 2007, Mr. Anchondo was a Communications Consultant at New York Life Investment Management. From December 2002 to May 2005, Mr. Anchondo worked in the Preferred Client Services Group at Putnam Investments. Mr. Anchondo is a graduate of Boston University (B.A.) and Cornell University (M.B.A.).

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

Our operating results and financial condition could be adversely affected if we are unable to refinance the BAML Credit Facility, the BMO Term Loan, the JPM Term Loan, the Series A Notes or the Series B Notes.

There can be no assurance that we will be able to refinance the revolving line of credit portion of the BAML Credit Facility (as defined in Note 4 to the Consolidated Financial Statements) upon its maturity on January 12, 2022 (subject to two six month extensions until January 12, 2023), the term loan portion of the BAML Credit Facility upon its maturity on January 12, 2023, the BMO Term Loan (as defined in Note 4 to the Consolidated Financial Statements) upon its maturity on August 26, 2020, the JPM Term Loan (as defined in Note 4 to the Consolidated Financial Statements) upon its maturity on November 30, 2018, the Series A Notes (as defined in Note 4 to the Consolidated Financial Statements) upon their maturity on December 20, 2024 or the Series B Notes (as defined in Note 4 to the Consolidated Financial Statements) upon their maturity on December 20, 2027, that any such refinancings would be on terms as favorable as the terms of the BAML Credit Facility, the BMO Term Loan, the JPM Term Loan, the Series A Notes, or the Series B Notes, or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on the BAML Credit Facility, the BMO Term Loan, the JPM Term Loan, the Series A Notes or the Series B Notes.  If we are unable to refinance the BAML Credit Facility, the BMO Term Loan, the JPM Term Loan, the Series A Notes or the Series B Notes at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected.

Failure to comply with covenants in the documents evidencing the BAML Credit Facility, the BMO Term Loan, the JPM Term Loan, the Series A Notes or the Series B Notes could adversely affect our financial condition.

The documents evidencing the BAML Credit Facility, the BMO Term Loan, the JPM Term Loan, the Series A Notes and the Series B Notes contain customary affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The documents evidencing the BAML Credit Facility, the BMO Term Loan, the JPM Term Loan, the Series A Notes and the Series B Notes  contain some or all of the following financial covenants: minimum tangible net worth; maximum leverage ratio; maximum secured leverage ratio;  minimum fixed charge coverage ratio; maximum unencumbered leverage ratio; and minimum unsecured interest coverage.  Our continued ability to borrow under the BAML Credit Facility, the BMO Term Loan, and the JPM Term Loan is subject to compliance with our financial and other covenants.  Failure to comply with such covenants could cause a default under the BAML Credit Facility, the BMO Term Loan, the JPM Term Loan, the Series A Notes or the Series B Notes, and we may then be required to repay them with capital from other sources.  Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.

We may use the BAML Credit Facility, the BMO Term Loan, and the JPM Term Loan to finance the acquisition of real properties and for other permitted investments, to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the respective documents.  If we breach covenants in the documents evidencing the BAML Credit Facility, the BMO Term Loan, the JPM Term Loan, the Series A Notes or the Series B Notes, the lenders can declare a default.  A default under documents evidencing the BAML Credit Facility, the BMO Term Loan, the JPM Term Loan, the Series A Notes, or the Series B Notes could result in difficulty financing growth in our business and could also result in a reduction in the cash available for distribution to our stockholders or for other corporate purposes.  A default under documents evidencing the BAML Credit Facility, the BMO Term Loan, the JPM Term Loan, the Series A Notes or the Series B Notes could materially and adversely affect our financial condition and results of operations.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets.

As of December 31, 2017, we had approximately $78 million of indebtedness under the revolving line of credit portion of our BAML Credit Facility that bears interest at variable rates based on our credit rating, and we may incur more of such indebtedness in the future.  Borrowings under the revolving line of credit portion of our BAML Credit Facility may not exceed $600 million outstanding at any time.  As of December 31, 2017, $400 million was drawn and outstanding under the term loan portion of our BAML Credit Facility.  The BAML Credit Facility includes an accordion feature that allows for an aggregate amount of up to $500 million of additional borrowing capacity.  On July 22, 2016, we fixed the base LIBOR rate on the term loan portion of the BAML Credit Facility at 1.12% until September 27, 2021 by entering into an interest rate swap agreement.

As of December 31, 2017, $220 million was drawn and outstanding under the BMO Term Loan, although such amount may be increased by up to an additional $50 million through the exercise of an accordion feature.  On

August 26, 2013, we fixed the base LIBOR rate on the BMO Term Loan at 2.32% for seven years until August 26, 2020 by entering into an interest rate swap agreement.

As of December 31, 2017, $150 million was drawn and outstanding under the JPM Term Loan.  The JPM Term Loan bears interest at variable rates based on our credit rating.

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

We are currently assigned a corporate credit rating from Moody’s Investors Service, Inc.  (“Moody’s”) based on its evaluation of our creditworthiness. Although our corporate credit rating from Moody’s is currently investment grade, there can be no assurance that we will not be downgraded or that our rating will remain investment grade.  If our credit rating is downgraded or other negative action is taken, we could be required, among other things, to pay additional interest and fees under the BAML Credit Facility, the BMO Term Loan, the JPM Term Loan, the Series A Notes and the Series B Notes.

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

Our level of dividends may fluctuate.

Because our real estate occupancy levels and rental rates can fluctuate, there is no predictable recurring level of revenue from such activities and changes in interest rates or in the mix of our fixed and variable rate debt can cause our interest costs to fluctuate.  As a result of these fluctuations, the amount of cash available for distribution to our stockholders may fluctuate, which may result in our not being able to maintain or grow dividend levels in the future.

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

As of December 31, 2017, we owned 34 properties.  We also have one property that has been redeveloped and currently is classified as non-operating.  Some or all of these properties may decline in value.  To the extent our real properties decline in value, our stockholders could lose some or all of the value of their investments.  The value of our common stock may be adversely affected if the real properties held by us decline in value since these real properties represent the majority of the tangible assets held by us.  Moreover, if we are forced to sell or lease the real property held by us below its initial purchase price or its carrying costs, respectively, or if we are forced to lease real property at below market rates because of the condition of the property, our results of operations would be adversely affected and such negative results of operations may result in lower dividends being paid to holders of our common stock.

New acquisitions may fail to perform as expected.

We may fund the acquisition of new properties with cash, by drawing on the revolving line of credit portion of our BAML Credit Facility, by assuming existing indebtedness, by entering into new indebtedness, by issuing debt securities, by issuing shares of our stock or by other means. During the year ended December 31, 2017, we did not acquire any properties.  During the year ended December 31, 2016, we acquired one property located in Minnesota, one property located in Georgia and one property located in Colorado.  During the year ended December 31, 2015, we acquired one property located in Georgia.  Newly acquired properties may fail to perform as expected, in which case, our results of operations could be adversely affected.

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

As of December 31, 2017, approximately 16% and 10% of our tenants as a percentage of the total rentable square feet operated in the energy services industry and the legal services industry, respectively.  An economic downturn in these or any industry in which a high concentration of our tenants operate or in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us, which could adversely affect our financial condition and results of operations.

We face risks from geographic concentration.

The properties in our portfolio as of December 31, 2017, by aggregate square footage, are distributed geographically as follows: South — 47.1%, West — 26.7%, Midwest — 15.9% and East — 10.3%.  However, within certain of those regions, we hold a larger concentration of our properties in Greater Denver, Colorado — 26.7%, Atlanta, Georgia — 20.1%,  Houston, Texas — 12.2% and Dallas, Texas — 12.6%.  We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions.  Given the fact that the Dallas, Denver and Houston metropolitan areas have a significant presence in the energy sector, a prolonged period of low oil or natural gas prices, or other factors negatively impacting the energy industry could have an adverse impact on our ability to maintain the occupancy of our properties in those areas or could cause us to lease space at rates below current in-place rents, or at rates below the rates we have leased space in those areas in the prior year. In addition, factors negatively impacting the energy industry could reduce the market values of our properties in those areas, which could reduce our net asset value and adversely affect our financial condition and results of operations, or cause a decline in the value of our common stock.

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

Recently enacted U.S. federal tax reform legislation could affect REITs generally, the geographic markets in which we operate, the price of our common stock and our results of operations, both positively and negatively in ways that are difficult to anticipate.

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Act”) was enacted.  The 2017 Act includes significant changes to corporate and individual tax rates and the calculation of taxes, as well as international tax rules for U.S. domestic corporations.  As a REIT, we are generally not required to pay federal taxes otherwise applicable to regular corporations if we distribute all of our income and comply with the various tax rules governing REITs.  Stockholders, however, are generally required to pay taxes on REIT dividends.  The 2017 Act changes the way in which dividends paid on our stock are taxed by the holder of that stock and could impact the price of our common stock or how stockholders and potential investors view an investment in REITs.   In addition, while certain elements of the 2017 Act do not appear to impact us directly as a REIT, they could impact the geographic markets in which we operate and the tenants that lease space at our properties in ways, both positive and negative, that are difficult to anticipate.

We would incur adverse tax consequences if we failed to qualify as a real estate investment trusts or REIT.

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

Staggered Board.  Our board of directors is divided into three classes.  The terms of these classes are staggered and will expire in 2018, 2019 and 2020, respectively.  Directors of each class are elected for a three-year term upon the expiration of the respective term of each class.  The staggered terms for directors may affect our stockholders’ ability to effect a change in control even if a change in control may be in the stockholders’ best interests.

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

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties

Set forth below is information regarding our properties as of December 31, 2017:

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/17	of Tenants	Major Tenants (2)

Office
600 Forest Point Circle	7/8/99	62,212	100%	1	American National Red Cross
Charlotte, NC 28273

14151 Park Meadow Drive	3/15/01	138,537	100%	5	American Systems Corporation
Chantilly, VA 20151					Omniplex World Services
					Booz Allen Hamilton, Inc.

1370 & 1390 Timberlake	5/24/01	234,496	100%	4	Centene Management Company, LLC
Manor Parkway,					Amdocs, Inc.
Chesterfield, MO 63017

50 Northwest Point Rd.	12/5/01	177,095	100%	2	Citicorp Credit Services, Inc.
Elk Grove Village, IL 60005					NCS Pearson, Inc.

1350 Timberlake Manor Parkway	3/4/02	117,036	100%	3	Centene Management Company, LLC
Chesterfield, MO 63017					Edgewell Personal Care Company

16285 Park Ten Place	6/27/02	157,460	69%	8	Bluware, Inc.
Houston, TX 77084					Subsea Solutions LLC
					Blade Energy
					BAE Systems Land & Armaments, LP

15601 Dallas Parkway	9/30/02	288,794	100%	13	Federal National Mortgage Association
Addison, TX 75001					Cyxtera Management Inc.
					Compass Production Partners, LP

1500 & 1600 Greenville Ave.	3/3/03	300,887	100%	5	ARGO Data Resource Corp.
Richardson, TX 75080					VCE Company, LLC
					Id Software, LLC

6550 & 6560 Greenwood Plaza	2/24/05	196,236	100%	4	DIRECTV, Inc.
Englewood, CO 80111					Kaiser Foundation Health Plan

3815-3925 River Crossing Pkwy	7/6/05	205,059	96%	15	Somerset CPAs, P.C.
Indianapolis, IN 46240					Crowe Horwath, LLP
					Blackboard, Inc.

5055 & 5057 Keller Springs Rd.	2/24/06	218,934	91%	27	See Footnote 3
Addison, TX 75001

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/17	of Tenants	Major Tenants (2)

5505 Blue Lagoon Drive	11/6/03	212,619	100%	1	Burger King Corporation
Miami, FL 33126

5600, 5620 & 5640 Cox Road	7/16/03	298,456	100%	6	SunTrust Bank
Glen Allen, VA 23060					General Electric Company
					ChemTreat, Inc.

1293 Eldridge Parkway	1/16/04	248,399	100%	1	CITGO Petroleum Corporation
Houston, TX 77077

380 Interlocken Crescent	8/15/03	240,358	86%	9	VMWare, Inc.
Broomfield, CO 80021					Cooley LLP
					Sierra Financial Services, Inc.

3625 Cumberland Boulevard	6/27/06	387,267	61%	19	Randstad General Partner (US)
Atlanta, GA 30339					Gas South LLC

390 Interlocken Crescent	12/21/06	241,751	99%	9	Vail Holdings, Inc.
Broomfield, CO 80021					AppExtremes, LLC

16290 Katy Freeway	9/28/05	156,746	1%	1
Houston, TX 77094

45925 Horseshoe Drive	12/23/08	136,658	96%	3	Giesecke & Devrient America, Inc.
Sterling, VA 20166

4807 Stonecroft Blvd.	6/26/09	111,469	100%	1	Northrop Grumman Systems Corp.
Chantilly, VA 20151

121 South Eighth Street	6/29/10	293,422	82%	38	Schwegman, Lundberg & Woessner
Minneapolis, MN 55402

801 Marquette Ave. South	6/29/10	—	—%	—
Minneapolis, MN 55402

4820 Emperor Boulevard	3/4/11	259,531	100%	1	QuintilesIMS Health Incorporated
Durham, NC 27703

5100 & 5160 Tennyson Pkwy	3/10/11	202,600	86%	4	Denbury Onshore LLC
Plano, TX 75024					Worldventures Holdings, LLC
					ARK-LA-TEX Financial Services, LLC

7500 Dallas Parkway	3/24/11	214,110	100%	4	ADS Alliance Data Systems, Inc.
Plano, TX 75024					Americorp., Inc. d/b/a Altair Global

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/17	of Tenants	Major Tenants (2)
909 Davis Street	9/30/11	196,581	92%	9	Houghton Mifflin Co.
Evanston, IL 60201					Honor Finance, LLC
					Northshore University Healthsystem
					Industrious EVN 909 Davis Street

One Ravinia Drive	7/31/12	386,602	92%	10	T-Mobile South LLC
Atlanta, GA 30301					Internap Network Services Corporation
					Cedar Document Technologies, Inc.

Two Ravinia Drive	4/8/15	411,047	75%	40	See Footnote 3
Atlanta, GA 30301

10370 & 10350 Richmond Ave.	11/1/12	629,025	88%	43	Petrobras America, Inc.
Houston, TX 77042

1999 Broadway	5/22/13	676,379	80%	31	United States Government
Denver, CO 80202

999 Peachtree Street	7/1/13	621,946	95%	40	Eversheds Sutherland (US) LLP
Atlanta, GA 30301

1001 17th Street	8/28/13	655,413	97%	20	Newfield Exploration
Denver, CO 80202					WPX Energy. Inc.

45 South Seventh Street	6/6/16	326,483	97%	28	PricewaterhouseCoopers LLP
Minneapolis, MN 55402					Northland Securities, Inc.

1420 Peachtree Street, NE	8/10/16	160,145	97%	3	Jones Day
Atlanta, GA 30301

600 17th Street	12/1/16	598,231	87%	41	EOG Resources, Inc.
Denver, CO 80202

Total Office		9,761,984	90%

(1)	Date of purchase or merged entity date of purchase.
(2)	Major tenants that occupy 10% or more of the space in an individual property.
(3)	No tenant occupies more than 10% of the space.

All of the properties listed above are owned, directly or indirectly, by us.  None of our properties are subject to any mortgage loans.  We have no material undeveloped or unimproved properties, or proposed programs for material renovation, improvement or development of any of our properties in 2018.  We believe that our properties are adequately covered by insurance as of December 31, 2017.

The information presented below provides the weighted average GAAP rent per square foot for the year ending December 31, 2017 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	December 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2017 (a)	Square Feet (b)

Forest Park	Charlotte	NC	1999	62,212	62,212	100.0%	$14.06
Meadow Point	Chantilly	VA	1999	138,537	138,537	100.0%	26.27
Innsbrook	Glen Allen	VA	1999	298,456	298,456	100.0%	18.21
Loudoun Tech Center	Dulles	VA	1999	136,658	128,308	93.9%	18.12
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	38.02
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	34.20
East total				1,006,863	998,513	99.2%	25.43
Northwest Point	Elk Grove Village	IL	1999	177,095	177,095	100.0%	23.20
909 Davis Street	Evanston	IL	2002	196,581	153,078	77.9%	28.92
River Crossing	Indianapolis	IN	1998	205,059	195,872	95.5%	23.10
Timberlake	Chesterfield	MO	1999	234,496	234,496	100.0%	26.09
Timberlake East	Chesterfield	MO	2000	117,036	117,036	100.0%	25.23
121 South 8th Street	Minneapolis	MN	1974	293,422	198,764	67.7%	20.93
Plaza Seven	Minneapolis	MN	1987	326,483	312,542	95.7%	32.58
Midwest total				1,550,172	1,388,883	89.6%	26.26
Blue Lagoon Drive	Miami	FL	2002	212,619	212,619	100.0%	22.14
One Overton Park	Atlanta	GA	2002	387,267	267,292	69.0%	24.80
Park Ten	Houston	TX	1999	157,460	104,081	66.1%	29.88
Addison Circle	Addison	TX	1999	288,794	251,395	87.1%	33.28
Collins Crossing	Richardson	TX	1999	300,887	300,887	100.0%	24.88
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	30.53

The following table is continued from the previous page and provides the weighted average GAAP rent per square foot for the year ending December 31, 2017 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in nonconsolidated REITs or those which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	December 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2017 (a)	Square Feet (b)

Park Ten Phase II	Houston	TX	2006	156,746	52,855	33.7%	$24.21
Liberty Plaza	Addison	TX	1985	218,934	187,670	85.7%	22.03
Legacy Tennyson Center	Plano	TX	1999/2008	202,600	134,790	66.5%	20.31
One Legacy Circle	Plano	TX	2008	214,110	212,290	99.2%	36.95
One Ravinia Drive	Atlanta	GA	1985	386,602	347,246	89.8%	24.74
Two Ravinia Drive	Atlanta	GA	1987	411,047	312,642	76.1%	27.27
Westchase I & II	Houston	TX	1983/2008	629,025	525,865	83.6%	32.67
Pershing Park Plaza	Atlanta	GA	1989	160,145	155,773	97.3%	35.85
999 Peachtree	Atlanta	GA	1987	621,946	595,824	95.8%	30.82
South Total				4,596,581	3,909,628	85.1%	28.68
380 Interlocken	Broomfield	CO	2000	240,358	200,747	83.5%	30.30
1999 Broadway	Denver	CO	1986	676,379	510,599	75.5%	31.92
1001 17th Street	Denver	CO	1977/2006	655,413	593,345	90.5%	36.24
600 17th Street	Denver	CO	1982	598,231	533,323	89.2%	33.07
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	25.29
390 Interlocken	Broomfield	CO	2002	241,751	234,837	97.1%	29.19
West Total				2,608,368	2,269,087	87.0%	32.32

Grand Total				9,761,984	8,566,111	87.7%	$28.87

Excludes a property at 801 Marquette in Minneapolis, MN that has been redeveloped and is a non-operating property.

(a)	Based on weighted occupied square feet for the year ended December 31, 2017, including month-to-month tenants, divided by the Property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the year ended December 31, 2017 per weighted occupied square foot.

The information presented below is a lease expiration table for ten years and thereafter, stating (i) the number of tenants whose leases will expire, (ii) the total area in square feet covered by such leases, (iii) the annual rental represented by such leases in dollars and by square feet, and (iv) the percentage of gross annual rental represented by such leases.

			Rentable			Annualized	Percentage
	Number of		Square			Rent	of Total
Year of	Leases		Footage		Annualized	Per Square	Annualized
Lease	Expiring		Subject to		Rent Under	Foot Under	Rent Under
Expiration	Within the		Expiring		Expiring	Expiring	Expiring	Cumulative
December 31,	Year (a)		Leases		Leases (b)	Leases	Leases	Total

2018	68	(c)	1,038,265		$32,818,151	$31.61	13.0%	13.0%
2019	64		1,207,011		35,748,041	29.62	14.1%	27.1%
2020	73		871,386		28,439,239	32.64	11.3%	38.4%
2021	59		835,063		20,836,671	24.95	8.2%	46.6%
2022	62		1,217,165		38,764,135	31.85	15.3%	61.9%
2023	53		937,970		24,669,643	26.30	9.8%	71.7%
2024	23		475,471		14,353,552	30.19	5.7%	77.4%
2025	15		368,549		8,755,443	23.76	3.4%	80.8%
2026	7		615,504		20,657,955	33.56	8.2%	89.0%
2027	6		420,116		13,871,833	33.02	5.5%	94.5%
2028 and thereafter	94		768,585	(d)	13,836,038	18.00	5.5%	100.0%
	524		8,755,085		$252,750,701	$28.87	100.0%
Vacancies as of 12/31/17			1,006,899
Total Portfolio Square Footage			9,761,984

(a)

The number of leases approximates the number of tenants. Tenants with lease maturities in different years are included in annual totals for each lease. Tenants may have multiple leases in the same year.

(b)

Annualized rent represents the monthly rent charged, including tenant reimbursements, for each lease in effect at December 31, 2017 multiplied by 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

(c)	Includes 8 leases that are month-to-month.
(d)	Includes 113,305 square feet that are non-revenue producing building amenities.

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

PART II

Item 5.Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE American under the symbol “FSP”.  The following table sets forth the high and low sales prices on the NYSE American for the quarterly periods indicated.

Three Months	Range
Ended	High	Low
December 31, 2017	$11.00	$9.79
September 30, 2017	$11.45	$9.59
June 30, 2017	$12.71	$9.74
March 31, 2017	$13.27	$11.21

December 31, 2016	$13.15	$10.70
September 30, 2016	$13.18	$11.96
June 30, 2016	$12.32	$10.32
March 31, 2016	$10.91	$8.67

As of February 1, 2018, there were 12,134 holders of our common stock, including both holders of record and participants in securities position listings.

On January 5, 2018, our board of directors declared a dividend of $0.19 per share of our common stock payable to stockholders of record as of January 19, 2018 that was paid on February 8, 2018.  Set forth below are the distributions per share of common stock made by FSP Corp. in each quarter since 2016.

Quarter	Distribution Per Share of
Ended	Common Stock of FSP Corp.
December 31, 2017	$0.19
September 30, 2017	$0.19
June 30, 2017	$0.19
March 31, 2017	$0.19

December 31, 2016	$0.19
September 30, 2016	$0.19
June 30, 2016	$0.19
March 31, 2016	$0.19

While not guaranteed, we expect to continue to pay cash dividends on our common stock in the future. See Part I, Item 1A Risk Factors, “Our level of dividends may fluctuate.” for additional information.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on the Company’s common stock between December 31, 2012 and December 31, 2017 with the cumulative total return of (1) the NAREIT Equity Index, (2) the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”) and (3) the Russell 2000 Total Return Index over the same period.  This graph assumes the investment of $100.00 on December 31, 2012 and assumes that any distributions are reinvested.

	As of December 31,
	2012	2013	2014	2015	2016	2017
FSP	$100	$103	$112	$101	$135	$119
NAREIT Equity	100	103	132	135	147	160
S&P 500	100	132	151	153	171	208
Russell 2000	100	139	146	139	169	194

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

	Year Ended December 31,
(In thousands, except per share amounts)	2017	2016	2015	2014	2013

Operating Data:
Total revenue	$272,588	$249,888	$243,867	$249,683	$213,636
Income from:
Income from continuing operations	(15,944)	8,378	35,014	13,148	17,294
Income from discontinued operations	—	—	—	—	2,533
Net income	(15,944)	8,378	35,014	13,148	19,827

Basic and diluted income per share:
Continuing operations	$(0.15)	$0.08	$0.35	$0.13	$0.18
Discontinued operations	—	—	—	—	0.03
Total	$(0.15)	$0.08	$0.35	$0.13	$0.21

Distributions declared per share outstanding:	$0.76	$0.76	$0.76	$0.76	$0.76

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total assets	$1,990,512	$2,088,133	$1,919,015	$1,933,106	$2,039,932
Total liabilities	1,119,220	1,126,089	983,359	953,459	989,766
Total shareholders’ equity	871,292	962,044	935,656	979,647	1,050,166

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, uncertainties relating to fiscal policy, changes in government regulations and regulatory uncertainty, uncertainties relating to the impact of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  See “Risk Factors” in Item 1A.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

As of December 31, 2017, approximately 7.7 million square feet, or approximately 78.0% of our total owned portfolio, was located in our five core markets.  From time-to-time we may dispose of our smaller, suburban office assets and replace them with larger urban infill and central business district office assets located primarily in our five core markets.  As we execute this strategy, short term operating results could be adversely impacted.  However, we believe that the transformed portfolio has the potential to provide higher profit and asset value growth over a longer period of time.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of moderate economic growth, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, the pace of economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit and interest rates.  In addition, the Federal Reserve Bank has indicated that it could raise interest rates further in 2018.  Any increase in interest rates could result in increased borrowing costs to us.  However, we could also benefit from any further improved economic fundamentals and increasing levels of employment.  We believe that the economy is in a cyclically-slower but prolonged broad-based upswing.  However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Real Estate Operations

Leasing

Our real estate portfolio was approximately 89.7% leased as of December 31, 2017, an increase from 89.3% as of December 31, 2016.  The 0.4% increase in leased space was a result of leasing completed less the impact of lease expirations and terminations during the year ended December 31, 2017.  As of December 31, 2017, we had approximately 1,007,000 square feet of vacancy in our portfolio compared to approximately 1,086,000 square feet of vacancy at December 31, 2016.  During the year ended December 31, 2017, we leased approximately 1,471,000 square feet of office space, of which approximately 1,011,000 square feet were with existing tenants, at a weighted average term of 6.75 years.  On average, tenant improvements for such leases were $22.22 per square foot, lease commissions were $9.92 per square foot and rent concessions were approximately four months of free rent.  Average GAAP base rents under such leases were $30.43 per square foot, or 12.3% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2016.

In January 2016, our property at 801 Marquette Avenue in Minneapolis, Minnesota, with approximately 170,000 square feet of space, became vacant and we subsequently redeveloped the property.  Interior demolition and construction work commenced during the three months ended September 30, 2016.  As of December 31, 2017, we had incurred approximately $16.4 million in total redevelopment costs.  Delivery of the substantially completed project was achieved at the end of the second quarter of 2017.  Redevelopment of 801 Marquette Avenue has resulted in approximately 130,000 of net rentable square feet for the property.  We anticipate the project, when leased, will attain rents of approximately $17 to $19 net rent per square foot compared to previously expired net rent of approximately $4.75 per square foot.

As of December 31, 2017, leases for approximately 10.6% and 12.4% of the square footage in our portfolio are scheduled to expire during 2018 and 2019, respectively.  As the first quarter of 2018 begins, we believe that our property portfolio is well stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants.  We believe that most of our largest property markets are now experiencing generally steady or improving rental conditions.  We anticipate continued positive leasing activity within the portfolio in 2018.

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

Real Estate Acquisition and Investment Activity

During 2017:

•	on January 6, we received approximately $6.2 million in proceeds from the sale of a property located in Milpitas, California;
•	on June 7, we received approximately $9.0 million in cash from FSP 1441 Main Street Corp. as repayment in full of a Sponsored REIT Loan;
•	during the year ended December 31, we received approximately $1.1 million in cash from FSP Satellite Place Corp., as partial prepayment of a Sponsored REIT Loan; and

•	on October 20, we received approximately $31.6 million in proceeds from the sale of a property located in Baltimore, Maryland.

During 2016:

•	on January 19, we received approximately $37.5 million from FSP 385 Interlocken Development Corp. as repayment in full of a Sponsored REIT Loan;
•	during the year ended December 31, we received approximately $2.3 million from FSP Satellite Place Corp., as partial prepayment of a Sponsored REIT Loan;
•	on June 6, we acquired an office property with approximately 325,800 rentable square feet for $82 million located in Minneapolis, Minnesota;
•	on August 10, we acquired an office property with approximately 160,000 rentable square feet for $45.5 million located in Atlanta, Georgia; and
•	on December 1, we acquired an office property with approximately 613,000 rentable square feet for $154.2 million located in Denver, Colorado.

During 2015:

•	we funded advances on Sponsored REIT Loans for revolving lines of credit in the aggregate amount of approximately $4.0 million;
•	on April 8, we acquired an office property with approximately 442,130 rentable square feet of space for $78.0 million located in the Central Perimeter Submarket of Atlanta, Georgia; and
•	on December 7, we funded a Sponsored REIT Loan for a mortgage loan secured by a property of approximately $21.0 million.

Property Dispositions and Assets Held for Sale

During the three months ended June 30, 2017, we reached a decision to classify our office property located in Baltimore, Maryland as an asset held for sale.  The property was expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $20.5 million net of applicable income taxes and was classified as an asset held for sale of $31.9 million at June 30, 2017.  During the three months ended September 30, 2017, we increased the provision for loss by $0.3 million to $20.7 million net of applicable income taxes and the property was classified as an asset held for sale in the amount of $31.6 million at September 30, 2017.  We sold the property on October 20, 2017 for net proceeds of $31.6 million resulting in a total loss of $20.8 million, net of applicable income taxes.

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

The equity investments in Sponsored REITS are reviewed for impairment each reporting period. The Company records impairment charges when events or circumstances indicate a decline in the fair value below the carrying value of the investment has occurred and such decline is other than temporary. The ultimate realization of the equity investments in Sponsored REITS is dependent on a number of factors, including the performance of each investment and market conditions.

Results of Operations

Impact of Real Estate Acquisitions, Dispositions and Investment Activity:

Results of operations include acquisitions from the date of purchase and dispositions from the beginning of the period through the date of sale.  The results of operations also include interest income from motgage investments from the date of funding to the date of repayment, as applicable.  Increases and decreases in rental revenues and interest income from loans and expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016, or for the year ended December 31, 2016 compared to the year ended December 31, 2015, are primarily a result of the timing of these acquisitions and dispositions and the contribution of these acquired properties after their acquisition date or sold properties prior to their sale date, as well as the effect on interest income from the dates of funding and repayment on our mortgage investments.

The following table shows financial results for the years ended December 31, 2017 and 2016.

	Year ended December 31,
(in thousands)	2017	2016	Change
Revenues:
Rental	$267,265	$244,349	$22,916
Related party revenue:
Management fees and interest income from loans	5,285	5,465	(180)
Other	38	74	(36)
Total revenues	272,588	249,888	22,700
Expenses:
Real estate operating expenses	71,212	65,335	5,877
Real estate taxes and insurance	45,841	40,140	5,701
Depreciation and amortization	101,258	93,052	8,206
General and administrative	13,471	14,126	(655)
Interest	32,387	26,548	5,839
Total expenses	264,169	239,201	24,968

Income before equity in losses of non-consolidated REITs, other, gain (loss) on sale of properties and properties held for sale, less applicable income tax and taxes	8,419	10,687	(2,268)
Equity in losses of non-consolidated REITs	(3,604)	(831)	(2,773)
Other	(1,878)	1,878	(3,756)
Gain (loss) on sale of properties and properties held for sale, less applicable income tax	(18,481)	(2,938)	(15,543)

Income (loss) before taxes on income	(15,544)	8,796	(24,340)
Taxes on income	400	418	(18)

Net income (loss)	$(15,944)	$8,378	$(24,322)

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016

Revenues

Total revenues increased by approximately $22.7 million to $272.6 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016.  The increase was primarily a result of:

•

An increase in rental revenue of approximately $22.9 million arising primarily from rental revenue for properties that we acquired on each of June 6, 2016, August 10, 2016 and December 1, 2016, which was partially offset by the loss of revenue from properties that we sold on each of April 5, 2016, December 16, 2016, January 6, 2017 and October 20, 2017. In addition, our leased space increased 0.4% to 89.7% at December 31, 2017 compared to 89.3% at December 31, 2016.

The increase was partially offset by:

•

A decrease in interest income from loans to Sponsored REITs of approximately $0.2 million as a result of repayments of Sponsored REIT Loans, which was partially offset by higher interest rates in 2017 compared to 2016 and the funding of an advance on a Sponsored REIT Loan we made in December 2016.

Expenses

Total expenses increased by $25.0 million to $264.2 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016.  The increase was primarily a result of:

•

An increase in real estate operating expenses and real estate taxes and insurance of approximately $11.6 million and an increase in depreciation and amortization of approximately $8.2 million, which were attributable to the acquisition of properties on June 6, 2016, August 10, 2016 and December 1, 2016, and which were partially offset by decreases as a result of the disposition of four properties during 2016 and 2017.

•

An increase in interest expense of approximately $5.8 million to $32.4 million for the year ended December 31, 2017 compared to the same period in 2016.  The increase was primarily attributable to higher interest rates, additional borrowings under the JPM Term Loan (as defined below) we entered into on November 30, 2016 and an increase in amortization of deferred financing costs during the year ended December 31, 2017 as compared to the same period in 2016.

These increases were partially offset by:

•

A decrease in general and administrative expenses of $0.6 million as a result of decreases in acquisition costs, personnel expenses, franchise taxes and professional expenses.  We had 39 employees as of each of December 31, 2017 and 2016.

Equity in losses of non-consolidated REITs

Equity in losses from non-consolidated REITs increased approximately $2.8 million to a loss of $3.6 million during the year ended December 31, 2017 compared to the same period in 2016.  The increase was primarily attributable to an impairment charge we recognized of $2.5 million, which represented the other-than-temporary decline in the fair value below the carrying value of one of the Company’s investments in non-consolidated REITs.  In addition, equity in the loss from our preferred stock investment in a Sponsored REIT, FSP Grand Boulevard Corp., decreased $0.4 million during the year ended December 31, 2017 compared to the same period in 2016 and was partially offset by an increase in equity in the loss from our preferred stock investment in a Sponsored REIT, FSP 303 East Wacker Drive Corp., which we refer to as East Wacker, which increased $0.1 million during the year ended December 31, 2017, compared to the same period in 2016.

Gains (loss) on sale of properties, less applicable income tax

During the three months ended December 31, 2016, we reached an agreement to sell an office property located in Milpitas, California.  The property was classified as an asset held for sale at December 31, 2016 and was sold on January 6, 2017 at a $2.3 million gain. During the three months ended June 30, 2017, we reached a decision to classify our office property located in Baltimore, Maryland as an asset held for sale.  The property was expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $20.5 million net of applicable income taxes and the property was classified as an asset held for sale of $31.9 million at June 30, 2017.  During the three months ended September 30, 2017, we increased the provision for loss by $0.3 million to $20.7 million net of applicable income taxes and the property was classified as an asset held for sale in the amount of $31.6 million at September 30, 2017.  We sold the property on October 20, 2017 for net proceeds of $31.6 million resulting in a total loss of $20.8 million, net of applicable income taxes.

We sold an office property located in Maryland Heights, Missouri on April 5, 2016, at a $4.2 million gain.  During the three months ended June 30, 2016, we reached a decision to classify our office property located in Federal Way, Washington, as an asset held for sale.  The property was expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $4.8 million net of applicable income taxes and the property was classified as an asset held for sale of $9.3 million at June 30, 2016.  During the three months ended September 30, 2016, we increased the provision for loss by $0.5 million to $5.3 million net of applicable income taxes and was the property was classified as an asset held for sale in the amount of $8.8 million at September 30, 2016.  The

Company sold the property on December 16, 2016 for $7.3 million of net proceeds, resulting in a total loss of $7.1 million, net of applicable income taxes.

Other

Other expense increased by $1.9 million during the year ended December 31, 2017 and decreased $1.9 million for the year ended December 31, 2016, which changes were attributable to hedge ineffectiveness from our derivatives’ fair value.  The ineffective portion of the derivatives’ fair value was recognized directly into earnings each quarter as hedge ineffectiveness.  On October 18, 2017, the Company amended the BMO Term Loan and BAML Term Loan to, among other changes, provide that the deemed zero percent interest rate floor is not applicable to any loan where there is a corresponding interest rate swap contract in place.  As a result of these amendments, our future results are not expected to include adjustments due to hedge ineffectiveness with respect to future interest payments on these loans.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, a tax on revenues from Texas properties, which increased $3,000 while federal and other income taxes decreased $21,000 for year ended December 31, 2017 compared to the same period in 2016.

Net income (loss)

Net loss for the year ended December 31, 2017 was $15.9 million compared to net income of $8.4 million for the year ended December 31, 2016, for the reasons described above.

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

Expenses

Total expenses increased by $8.5 million to $239.2 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015.  The increase was primarily a result of:

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

•

An increase in general and administrative expenses of $0.8 million as a result of increases in acquisition costs and personnel related expenses.  We had 39 employees as of December 31, 2016 and 40 employees as of December 31, 2015.

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

Equity in losses of non-consolidated REITs

Equity in losses from non-consolidated REITs decreased approximately $0.6 million to a loss of $0.8 million during the year ended December 31, 2016 compared to the same period in 2015.  The decrease was primarily attributable to equity in the loss from our preferred stock investment in a Sponsored REIT, FSP 303 East Wacker Drive Corp., which we refer to as East Wacker, which decreased $0.8 million during the year ended December 31, 2016, compared to the same period in 2015.

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

Other

A $1.9 million credit to Other expense for the year ended December 31, 2016 is attributable to hedge ineffectiveness from our derivatives’ fair value.  The ineffective portion of the derivatives’ fair value was recognized directly into earnings each quarter as hedge ineffectiveness.

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

Non-GAAP Financial Measures

Funds From Operations

The Company evaluates performance based on Funds From Operations (FFO)  as management believes that FFO represents the most accurate measure of activity and is the basis for distributions paid to equity holders.  The Company defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, hedge ineffectiveness and acquisition costs of newly acquired properties that are not capitalized, plus depreciation and amortization, including amortization of acquired above and below market lease intangibles and impairment charges on properties or investments in non-consolidated REITs, and after adjustments to exclude equity in income or losses from, and, to include the proportionate share of FFO from, non-consolidated REITs.

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

The calculations of FFO are shown in the following table:

	For the Year Ended December 31,
(in thousands):	2017	2016	2015
Net income (loss)	$(15,944)	$8,378	$35,014
(Gain) loss on sale of properties and properties held for sale, less applicable income tax	18,481	2,938	(23,662)
Equity in losses of non-consolidated REITs	3,604	831	1,451
FFO from non-consolidated REITs	3,173	3,041	2,732
Depreciation and amortization	100,227	92,556	91,201
NAREIT FFO	109,541	107,744	106,736
Hedge ineffectiveness	1,878	(1,878)	—
Acquisition costs of new properties	18	479	154

Funds From Operations	$111,437	$106,345	$106,890

Net Operating Income (NOI)

The Company provides property performance based on NOI.  Management believes that investors are interested in this information.  NOI is a non-GAAP financial measure that the Company defines as net income (the most directly comparable GAAP financial measure) plus general and administrative expenses, depreciation and amortization, including amortization of acquired above and below market lease intangibles and impairment charges, interest expense, less equity in earnings of nonconsolidated REITs, interest income, management fee income, hedge ineffectiveness, gains or losses on the sale of assets and excludes non-property specific income and expenses. The information presented includes footnotes and the data is shown by region with properties owned in both periods, which we call Same Store.  The Comparative Same Store results include properties held for the periods presented and exclude properties that are non-operating, being developed or redeveloped, dispositions and significant nonrecurring income such as bankruptcy settlements and lease termination fees.  NOI, as defined by the Company, may not be comparable to NOI reported by other REITs that define NOI differently. NOI should not be considered an alternative to net income as an indication of our performance or to cash flows as a measure of the Company’s liquidity or its ability to make distributions.  The calculations of NOI are shown in the following table:

	Net Operating Income (NOI)*
		Year	Year
(in thousands)	Rentable	Ended	Ended	Inc	%
Region	Square Feet	31-Dec-17	31-Dec-16	(Dec)	Change
East	1,007	$15,701	$15,681	$20	0.1%
MidWest	1,224	12,121	11,916	205	1.7%
South	4,436	62,910	67,504	(4,594)	(6.8)%
West	2,010	34,320	32,159	2,161	6.7%
Same Store	8,677	125,052	127,260	(2,208)	(1.7)%

Acquisitions	1,085	20,200	4,970	15,230	11.6%
Property NOI from the continuing portfolio	9,762	145,252	132,230	13,022	9.9%
Dispositions, Non-Operating, Development or Redevelopment		1,583	3,884	(2,301)	(2.0)%
Property NOI		$146,835	$136,114	$10,721	7.9%

Same Store		$125,052	$127,260	$(2,208)	(1.7)%

Less Nonrecurring
Items in NOI (a)		3,260	1,647	1,613	(1.3)%

Comparative
Same Store		$121,792	$125,613	$(3,821)	(3.0)%

	Year	Year
	Ended	Ended
Reconciliation to Net income	31-Dec-17	31-Dec-16
Net Income	$(15,944)	$8,378
Add (deduct):
(Gain) loss on sale of properties,
less applicable income taxes	18,481	2,938
Hedge ineffectiveness	1,878	(1,878)
Management fee income	(3,109)	(2,824)
Depreciation and amortization	101,258	93,052
Amortization of above/below market leases	(1,031)	(496)
General and administrative	13,471	14,126
Interest expense	32,387	26,548
Interest income	(4,687)	(4,834)
Equity in losses of non-consolidated REITs	3,604	831
Non-property specific items, net	527	273
Property NOI	$146,835	$136,114

(a)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

Liquidity and Capital Resources

Cash and cash equivalents were $9.8 million and $9.3 million at December 31, 2017 and December 31, 2016, respectively. The increase of $0.5 million is attributable to $96.0 million provided by operating activities, less $5.1 million used in investing activities less $90.4 million used in financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties and our interest costs.

Operating Activities

The cash provided by our operating activities of $96.0 million is primarily attributable to the net loss of $15.9 million excluding a net loss on the sale of properties of $18.5 million, plus the add-back of $106.6 million of non-cash expenses and a decrease in accounts payable and accrued expenses of $3.7 million.  These increases were partially offset by a $14.3 million increase in payments of deferred leasing commissions, a $2.0 million increase in lease acquisition costs a $0.4 million increase in prepaid expenses and other assets, and a $0.2 million increase in tenant rent receivables.

Investing Activities

Our cash used in investing activities for the year ended December 31, 2017 of $5.1 million is primarily attributable to purchases of real estate assets and office equipment investments and office equipment of approximately $54.3 million.  These decreases were partially offset by net proceeds from the sale of a properties during 2017 of $37.7 million, repayments received from related party mortgage receivables of $10.1 million and distributions received from non-consolidated REITs of $1.4 million.

Financing Activities

Our cash used in financing activities for the year ended December 31, 2017 of $90.4 million is primarily attributable to repayments on the BAML Revolver (as defined below) of $277.0 million, distributions paid to stockholders of $81.5 million and financing costs paid of $6.9 million.  These uses were partially offset by net proceeds from the Senior Notes (as defined below) of an aggregate $200.0 million and borrowings on the BAML Revolver (as defined below) of $75.0 million.

JPM Term Loan

On October 18, 2017, the Company entered into a First Amendment (the “JPM First Amendment”) to the Credit Agreement, dated November 30, 2016, among the Company, JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lending institutions party thereto (as amended by the JPM First Amendment, the “JPM Credit Agreement”), which provides a single unsecured bridge loan in the aggregate principal amount of $150 million (the “JPM Term Loan”) that remains fully advanced and outstanding.  The JPM Term Loan has a two year term that matures on November 30, 2018.

The JPM Term Loan bears interest at either (i) a number of basis points over the Eurodollar Rate depending on the Company’s credit rating (135.0 basis points over the Eurodollar Rate at December 31, 2017) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (35.0 basis points over the base rate at December 31, 2017).

The actual margin over the Eurodollar Rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

				EURODOLLAR
	CREDIT			RATE		BASE RATE
LEVEL	RATING			MARGIN		MARGIN
I	BBB	/	Baa2 (or higher)	110.0	bps	10.0	bps
II	BBB-	/	Baa3	135.0	bps	35.0	bps
III	<BBB-	/	Baa3	185.0	bps	85.0	bps

For purposes of the JPM Term Loan, base rate means, for any day, a fluctuating rate per annum equal to the greatest of: (i) JPMorgan Chase Bank, N.A.’s prime rate in effect on such day, (ii) the greater of the Federal Funds Rate or the overnight bank funding rate in effect on such day, plus 0.50% (but no less than zero), and (iii) the one month Adjusted LIBOR based rate for a such day plus 1.00%. For purposes of the JPM Term Loan, the Eurodollar Rate means, for any interest period, the LIBO Rate for the applicable interest period multiplied by the statutory reserve rate, and in any event, the Eurodollar Rate shall not be less than zero.  As of December 31, 2017, the Company’s credit rating from Moody’s Investors Service was Baa3.

Based upon the Company’s credit rating, as of December 31, 2017, the interest rate on the JPM Term Loan was 2.98% per annum.  The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2017 was approximately 2.45% per annum.  The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2016 was approxinmately 1.99% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the JPM Term Loan financial covenants as of December 31, 2017.

The Company used the net proceeds of the JPM Term Loan to acquire the property located at 600 17th Street, Denver, Colorado on December 1, 2016 and for other general business purposes.

BMO Term Loan

On July 21, 2016, the Company entered into a First Amendment (the “BMO First Amendment”), and on October 18, 2017 the Company entered into a Second Amendment (the “BMO Second Amendment”), to the Amended and Restated Credit Agreement dated October 29, 2014, among the Company, the lending institutions party thereto and Bank of Montreal, as administrative agent (as amended by the BMO First Amendment and the BMO Second Amendment, the “BMO Credit Agreement”). The BMO Credit Agreement provides for a single, unsecured term loan borrowing in the amount of $220 million (the “BMO Term Loan”) that remains fully advanced and outstanding. The BMO Term Loan matures on August 26, 2020. The BMO Credit Agreement also includes an accordion feature that allows up to $50 million of additional loans, subject to receipt of lender commitments and satisfaction of certain customary conditions.

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at December 31, 2017) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at December 31, 2017).

The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

	CREDIT				LIBOR RATE		BASE RATE
LEVEL	RATING				MARGIN		MARGIN
I	A-	/	A3	(or higher)	105.0	bps	5.0	bps
II	BBB+	/	Baa1		115.0	bps	15.0	bps
III	BBB	/	Baa2		135.0	bps	35.0	bps
IV	BBB-	/	Baa3		165.0	bps	65.0	bps
V	<BBB-	/	Baa3		215.0	bps	115.0	bps

For purposes of the BMO Term Loan, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2017, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, as of December 31, 2017, the effective interest rate on the BMO Term Loan was 3.97% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or BMO administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of December 31, 2017.

The Company may use the proceeds of the loans under the BMO Credit Agreement to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BMO Credit Agreement.

BAML Credit Facility

On on July 21, 2016, the Company entered into a First Amendment (the “BAML First Amendment”), and on October 18, 2017, the Company entered into a Second Amendment (the “BAML Second Amendment”), to the Second Amended and Restated Credit Agreement dated October 29, 2014 among the Company, the lending institutions party thereto and Bank of America, N.A., as administrative agent, L/C Issuer and Swing Line Lender (as amended by the

BAML First Amendment and the BAML Second Amendment, the “BAML Credit Facility”) that continued an existing unsecured revolving line of credit (the “BAML Revolver”) and an existing term loan (the “BAML Term Loan”).

BAML Revolver Highlights

•

The BAML Revolver is for borrowings, at the Company's election, of up to $600 million.  Borrowings made pursuant to the BAML Revolver may be revolving loans, swing line loans or letters of credit, the combined sum of which may not exceed $600 million outstanding at any time.

•

Borrowings made pursuant to the BAML Revolver may be borrowed, repaid and reborrowed from time to time until the maturity date of January12, 2022.  The Company has the right to extend the maturity date of the BAML Revolver by two additional 6 month periods, or until January 12, 2023, upon payment of a fee and satisfaction of certain customary conditions.

•

The BAML Credit Facility includes an accordion feature that allows for an aggregate amount of up to $500 million of additional borrowing capacity applicable to the BAML Revolver and/or the BAML Term Loan, subject to receipt of lender commitments and satisfaction of certain customary conditions.

As of December 31, 2017, there were borrowings of $78 million outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.20% over LIBOR at December 31, 2017) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at December 31, 2017). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.25% at December 31, 2017). The actual amount of any applicable facility fee, and the margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid.

					LIBOR		Base
					Rate	Facility	Rate
Level	Credit Rating				Margin	Fee	Margin
I	A-	/	A3	(or higher)	0.825%	0.125%	0.000%
II	BBB+	/	Baa1		0.875%	0.150%	0.000%
III	BBB	/	Baa2		1.000%	0.200%	0.000%
IV	BBB-	/	Baa3		1.200%	0.250%	0.200%
V	<BBB-	/	Baa3		1.550%	0.300%	0.550%

For purposes of the BAML Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2017, the Company’s credit rating from Moody’s Investors Service was Baa3.

Based upon the Company’s credit rating, as of December 31, 2017, the interest rate on the BAML Revolver was 2.63% per annum and there were borrowings of $78  million outstanding.  The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2017 was approximately 2.31% per annum.  As of December 31, 2016, there were borrowings of $280 million outstanding under the BAML Revolver at an interest rate of 1.88% per annum.

BAML Term Loan Highlights

•	The BAML Term Loan is for $400 million.
•	The BAML Term Loan matures on January 12, 2023.
•

The BAML Credit Facility includes an accordion feature that allows for an aggregate amount of up to $500 million of additional borrowing capacity to the BAML Revolver and/or the BAML Term Loan, subject to receipt of lender commitments and satisfaction of certain customary conditions.

•	On September 27, 2012, the Company drew down the entire $400 million under the BAML Term Loan and such amount remains fully advanced and outstanding under the BAML Term Loan.

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.35% over LIBOR at December 31, 2017) or (ii) a margin over the base rate depending on the Company’s credit rating (0.35% over the base rate at December 31, 2017). The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

					LIBOR Rate	Base Rate
Level	Credit Rating				Margin	Margin
I	A-	/	A3	(or higher)	0.900%	0.000%
II	BBB+	/	Baa1		0.950%	0.000%
III	BBB	/	Baa2		1.100%	0.100%
IV	BBB-	/	Baa3		1.350%	0.350%
V	<BBB-	/	Baa3		1.750%	0.750%

For purposes of the BAML Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%.  As of December 31, 2017, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement.  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years, until September 27, 2017.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021.  Accordingly, based upon the Company’s credit rating, as of December 31, 2017, the effective interest rate on the BAML Term Loan was 2.47% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the BAML Credit Facility financial covenants as of December 31, 2017.

The Company may use the proceeds of the loans under the BAML Credit Facility to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BAML Credit Facility.

Senior Notes

On October 24, 2017, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with the various purchasers named therein (the “Purchasers”) in connection with a private placement of senior unsecured notes. Under the Note Purchase Agreement, the Company agreed to sell to the Purchasers an aggregate principal amount of $200,000,000 of senior unsecured notes consisting of (i) 3.99% Series A Senior Notes due December 20, 2024 in an aggregate principal amount of $116 million (the “Series A Notes”) and (ii) 4.26% Series B Senior Notes due December 20, 2027 in an aggregate principal amount of $84 million (the “Series B Notes,” and, together with the Series A Notes, the “Senior Notes”). On December 20, 2017, the Senior Notes were funded and proceeds were used to reduce the outstanding balance of the BAML Revolver.

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BAML Credit Facility, the BMO Credit Agreement and the JPM Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the Existing Credit Agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries.  The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations.

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

As of December 31, 2017, we had an automatic shelf registration statement on Form S-3 on file with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our debt securities, common stock, preferred stock or depository shares.  In addition, on January 5, 2018, we filed a new automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our debt securities, common stock, preferred stock or depository shares. From time to time, we expect to issue debt securities, common stock, preferred stock or depository shares under our existing automatic shelf registration statements or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of December 31, 2017, we were committed to fund up to $79.5 million to three Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $71.7 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Additional information about our Sponsored REIT Loans outstanding as of December 31, 2017, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the years ended December 31, 2017 and 2016, respectively, the rental income exceeded the expenses for each individual property, with the exception of one property located in Minneapolis, Minnesota for the year ended December 31, 2016 and 2017, and one property located in Houston, Texas during the year ended December 31, 2017.

The property located in Minneapolis, Minnesota has approximately 170,000 square feet of rentable space and became vacant in January 2016.  During the first quarter of 2016, we evaluated development and redevelopment opportunities at the property.  On March 31, 2016, we commenced a redevelopment plan for the property.  As a result of the vacancy, we had no rental income and had operating expenses of $290,000 during the year ended December 31, 2016 and no rental income and had operating expenses of $74,000 during the year ended December 31, 2017.

The property located in Houston, Texas has approximately 157,000 square feet of rentable space and became substantially vacant on April 30, 2017 when two tenants vacated 155,000 square feet of space.  For the year ended December 31, 2017, rental income covered operating expenses, however for the nine month period of April 1, 2017 through December 31, 2017, we had revenue of $362,000 and operating expenses of $1,033,000.  For the three months ended December 31, 2017, we had no rental income and operating expenses of $284,000 at this property.

Rental Income Commitments

Our commercial real estate operations include the leasing of office buildings subject to leases with terms greater than one year.  The leases thereon expire at various dates through 2036.  Approximate future minimum rental income from non-cancelable operating leases as of December 31, 2017 is:

Year ending
(in thousands)	December 31,
2018	$180,321
2019	156,530
2020	139,250
2021	121,185
2022	92,803
Thereafter (2023-2036)	244,075
$934,164

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2017:

	Payment due by period
Contractual	(in thousands)
Obligations	Total	2018	2019	2020	2021	2022	Thereafter
BAML Revolver (1) (2)	$96,400	$3,656	$3,656	$3,656	$3,656	$3,656	$78,120
JPM Term Loan (1) (3)	154,083	154,083	—	—	—	—	—
BAML Term Loan (1) (4)	452,023	9,880	9,880	9,880	10,343	11,657	400,383
BMO Term Loan (1) (5)	243,187	8,734	8,734	225,719	-	—	—
Series A Notes (1)	143,642	4,628	4,628	4,628	4,628	4,628	120,502
Series B Notes (1)	119,674	3,578	3,578	3,578	3,578	3,578	101,784
Operating Lease	2,891	404	412	421	429	438	787
Total	$1,211,900	$184,963	$30,888	$247,882	$22,634	$23,957	$701,576

(1)	Amounts include principal and interest payments.
(2)

Interest payments were estimated based on the variable rate in effect as of December 31, 2017, which was at an annual rate of 2.76% plus a facility fee calculated as 0.0025% of the $600 million available to be drawn.

(3)	Interest payments were estimated based on the variable rate in effect as of December 31, 2017, which was at an annual rate of 2.98%.
(4)

The BAML Term Loan has an interest rate swap with an effective interest rate of 2.47% per annum as of December 31, 2017, which was used for estimating interest.   The swap expires on September 27, 2021.  Interest payments between September 27, 2021 and maturity were estimated based on the variable rate in effect as of December 31, 2017, which was at an annual rate of 2.91%.

(5)

The BMO Term Loan has an interest rate swap with an effective interest rate of 2.32% per annum as of December 31, 2017, which was used for estimating interest.  The swap expires on August 26, 2020, the maturity date of the BMO Term Loan.

The operating lease in the table above consists of our lease of corporate office space, which commenced September 1, 2010, and was amended on October 25, 2016.  The amended lease expires on September 30, 2024 and has one five year renewal option.  The lease includes a base annual rent and additional rent for our share of taxes and operating costs.

In addition to the amounts in the table above, from time to time, we may provide Sponsored REIT Loans to our Sponsored REITs.  As of December 31, 2017, we were committed to fund Sponsored REIT Loans up to $79.5 million to three Sponsored REITs, of which $71.7 million in the aggregate was drawn and outstanding.  Additional information about our Sponsored REIT Loans outstanding as of December 31, 2017, including a summary table of our Sponsored

REIT Loans, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

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

We have acquired a preferred stock interest in three Sponsored REITs, including one that sold the property owned by it on December 20, 2012 and made a liquidating distribution to us, one we acquired on May 15, 2008 by cash merger and another we acquired on April 30, 2006 by merger.  As a result of our common stock interest and our preferred stock interest in the remaining two Sponsored REITs, we exercise influence over, but do not control these entities.  These preferred share investments are accounted for using the equity method.  Under the equity method of accounting our cost basis is adjusted by our share of the Sponsored REITs’ operations and distributions received.  We also agreed to vote our preferred shares in any matter presented to a vote by the stockholders of these Sponsored REITs in the same proportion as shares voted by other stockholders of the Sponsored REITs.

At December 31, 2017, 2016 and 2015, we held a common stock interest in 6, 7 and 9 Sponsored REITs, respectively, all of which were fully syndicated and in which we no longer share economic benefit or risk.

From time to time, we may provide Sponsored REIT Loans to our Sponsored REITs.  As of December 31, 2017, we were committed to fund Sponsored REIT Loans up to $79.5 million to three Sponsored REITs, of which $71.7 million in the aggregate was drawn and outstanding.  Additional information about our Sponsored REIT Loans outstanding as of December 31, 2017, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  As of December 31, 2017 and December 31, 2016, if market rates on our outstanding borrowings under our BAML Revolver increased by 10% at maturity, or approximately 29 and 21 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.7 million and $0.9 million annually, respectively.  Based upon our credit rating, the interest rate on the BAML Revolver as of December 31, 2017 was LIBOR plus 120 basis points, or 2.76% per annum.  Based upon our credit rating, the interest rate on the JPM Term Loan as of December 31, 2017 was the Eurodollar Rate plus 135 basis points, or 2.98% per annum .  We do not believe that the interest rate risk on the BAML Revolver and the JPM Term Loan is material as of December 31, 2017.

Although the interest rates on the BMO Term Loan and the BAML Term Loan are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BAML Term Loan by entering into interest rate swap agreements.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning September 27, 2017 and ending September 27, 2021 (the “2017 BAML Interest Rate Swap”).  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum until September 27, 2017 (the “BAML Interest Rate Swap”).  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum until August 26, 2020 (the “BMO Interest Rate Swap”).  Accordingly, based upon our credit rating, as of December 31, 2017, the interest rate on the BMO Term Loan was 3.97% per annum and the interest rate on the BAML Term Loan was 2.47% per annum.  The fair value of the 2017 Interest Rate Swap and the BMO Interest Rate Swap are affected by changes in market interest rates.  We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the 2017 Interest Rate Swap from September 27, 2017 until September 27, 2021.  We believe we have mitigated interest rate risk with respect to the BMO Term Loan through the BMO Interest Rate Swap until August 26, 2020.  The 2017 Interest Rate Swap and the BMO Interest Rate Swap were our only derivative instruments as of December 31, 2017.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BMO Term Loan and our BAML Term Loan as of December 31, 2017 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$13,925
BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(1,759)

Our BMO Term Loan and our BAML Term Loan hedging transactions used derivative instruments that involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in either or both of the contracts. We require our derivatives contracts to be with counterparties that have investment grade ratings.  The counterparties to the 2017 Interest Rate Swap are a group of banks and the counterparty to the BMO Interest Rate Swap is Bank of Montreal, all of which have investment grade ratings.  As a result, we do not anticipate that either counterparty will fail to meet its obligations.  However, there can be no assurance that we will be able to adequately protect against the foregoing risks or that we will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

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

The interest rate swaps effectively fix the interest rate on the BAML Term Loan and BMO Term Loan; however, prior to October 18, 2017, there was no floor on the variable interest rate of the swap whereas the BAML Term Loan and BMO Term Loan were subject to a zero percent floor.  As a result there was a mismatch and the ineffective portion of the derivatives’ changes in fair value were recognized directly into earnings.   On October 18, 2017, the Company amended the BMO Term Loan and BAML Term Loan to, among other changes, provide that the deemed zero percent interest rate floor is not applicable to any loan where there is a corresponding interest rate swap contract in place.

During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company recorded a $0.2 million charge and a $1.9 million credit, respectively, from hedge ineffectiveness in earnings, which is included in other in the consolidated statements of income for each period.  After giving effect to the October 18, 2017 amendments to the BAML Term Loan and the BMO Term Loan, the Company recorded a $2.1 million expense to reverse the impact of hedge ineffectiveness previously recorded, which had been included in “other” in our consolidated statements of income.

The following table presents as of December 31, 2017, our contractual variable rate borrowings under our BAML Revolver, which matures on January 12, 2022, under our JPM Term Loan, which matures on November 30, 2018, under our BAML Term Loan, which matures on January 12, 2023, under our BMO Term Loan, which matures on August 26, 2020, under our Series A Notes, which mature on December 20, 2024, and under our Series B Notes, which mature on December 20, 2027.  Under the BAML Revolver, we have the right to extend the initial maturity date with two additional six month extensions, or until January 12, 2023, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2018	2019	2020	2021	2022	Thereafter
BAML Revolver	$78,000	$—	$—	$—	$—	$78,000	$—
JPM Term Loan	150,000	150,000	—	—	—	—	—
BAML Term Loan	400,000	—	—	—	—	—	400,000
BMO Term Loan	220,000	—	—	220,000	—	—	—
Series A Notes	116,000	—	—	—	—	—	116,000
Series B Notes	84,000	—	—	—	—	—	84,000
Total	$1,048,000	$150,000	$—	$220,000	$—	$78,000	$600,000

Item 8.Financial Statements and Supplementary Data

The information required by this item is included in the financial pages following the Exhibit Index herein and incorporated herein by reference.  Reference is made to the Index to Consolidated Financial Statements in Item 15 of Part IV.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 2013 framework.

Based on our assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included elsewhere in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2017.  Please see page F-3.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our board of directors has adopted a code of business conduct and ethics that applies to all of our executive officers, directors and employees.  The code was approved by the audit committee of our board of directors and by the full board of directors.  We have posted a current copy of our code under “Corporate Governance” in the “Investor Relations” section of our website at http://www.fspreit.com.  To the extent permitted by applicable rules of the NYSE American, we intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of business conduct and ethics with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website.

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

3.	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

10.1+ (3)	2002 Stock Incentive Plan of FSP Corp.

10.2 (4)	Amended and Restated Credit Agreement, dated October 29, 2014, among FSP Corp., Bank of Montreal and the other parties thereto.

10.3 (5)	First Amendment to Amended and Restated Credit Agreement, dated July 21, 2016, among FSP Corp., Bank of Montreal, and the other parties thereto.

10.4 (6)	Second Amendment to Amended and Restated Credit Agreement, dated October 18, 2017, among FSP Corp., Bank of Montreal, and the other parties thereto.

10.5 (7)	Second Amended and Restated Credit Agreement, dated October 29, 2014, among FSP Corp., Bank of America, N.A. and the other parties thereto.

10.6 (8)	First Amendment to Second Amended and Restated Credit Agreement, dated July 21, 2016, among FSP Corp., Bank of America, N.A. and the other parties thereto.

10.7 (9)	Second Amendment to Second Amended and Restated Credit Agreement, dated October 18, 2017, among FSP Corp., Bank of America, N.A., and the other parties thereto.

10.8 (10)	Credit Agreement, dated November 30, 2016, among FSP Corp., JPMorgan Chase Bank, N.A. and the other parties thereto.

10.9 (11)	First Amendment to Credit Agreement, dated October 18, 2017, among FSP Corp., JPMorgan Chase Bank, N.A., and the other parties thereto.

10.10 (12)	Note Purchase Agreement, dated October 24, 2017, among FSP Corp. and the other parties named therein as purchasers.

10.11+(13)	Form of Retention Agreement.

10.12+(14)	Change in Control Discretionary Plan.

12*	Calculation of Consolidated Ratios of Earnings to Fixed Charges and Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from FSP Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to FSP Corp.’s Form 8-A, filed on April 5, 2005 (File No. 001-32470).

(2)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 6, 2018 (File No. 001-32470).

(3)	Incorporated by reference to FSP Corp.’s Annual Report on Form 10-K, filed on March 29, 2002 (File No. 000-32615).

(4)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on October 29, 2014 (File No. 001-32470).

(5)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on July 27, 2016 (File No. 001-32470).

(6)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on October 24, 2017 (File No. 001-32470).

(7)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on October 29, 2014 (File No. 001-32470).

(8)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on July 27, 2016 (File No. 001-32470).

(9)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on October 24, 2017 (File No. 001-32470)

(10)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on December 2, 2016 (File No. 001-32470).

(11)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on October 24, 2017 (File No. 001-32470)

(12)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on October 24, 2017 (File No. 001-32470)

(13)	Incorporated by reference to FSP Corp.’s Annual Report on Form 10-K, filed on February 24, 2006 (File No. 001-32470).

(14)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 8, 2006 (File No. 001-32470).

+	Management contract or compensatory plan or arrangement filed as an Exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

*	Filed herewith.

Item 16.Form 10K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of February 13, 2018 by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

By:	/s/ George J. Carter
George J. Carter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter	Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2018
George J. Carter

/s/ John G. Demeritt	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 13, 2018
John G. Demeritt

/s/ John N. Burke	Director	February 13, 2018
John Burke

/s/ Brian N. Hansen	Director	February 13, 2018
Brian N. Hansen

/s/ Kenneth A. Hoxsie	Director	February 13, 2018
Kenneth Hoxsie

/s/ Dennis J. McGillicuddy	Director	February 13, 2018
Dennis J. McGillicuddy

/s/ Georgia Murray	Director	February 13, 2018
Georgia Murray

/s/ Kathryn P. O’Neil	Director	February 13, 2018
Kathryn P. O’Neil

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Franklin Street Properties Corp.:

Opinion on Internal Control over Financial Reporting

We have audited Franklin Street Properties Corp.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Franklin Street Properties Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, other comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and financial statement schedules listed in the index at Item 15(a)(2) of the Company and our report dated February 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Franklin Street Properties Corp.’s Annual Report on Form 10-K under the heading Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 13, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Franklin Street Properties Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Street Properties Corp. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, other comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.
Boston, Massachusetts
February 13, 2018

Franklin Street Properties Corp.

Consolidated Balance Sheets

	December 31,
(in thousands)	2017	2016

Assets:
Real estate assets:
Land	$191,578	$196,178
Buildings and improvements	1,811,631	1,822,183
Fixtures and equipment	5,614	4,136
	2,008,823	2,022,497
Less accumulated depreciation	376,131	337,228
Real estate assets, net	1,632,692	1,685,269

Acquired real estate leases, less accumulated amortization of $109,771 and $112,441, respectively	86,520	125,491
Investment in non-consolidated REITs	70,164	75,165
Asset held for sale	—	3,871
Cash and cash equivalents	9,773	9,335
Restricted cash	46	31
Tenant rent receivables, less allowance for doubtful accounts of $250 and $100, respectively	3,123	3,113
Straight-line rent receivable, less allowance for doubtful accounts of $50 and $50, respectively	53,194	50,930
Prepaid expenses and other assets	8,387	5,231
Other assets: derivative asset	13,925	12,907
Related party mortgage loan receivable	71,720	81,780
Office computers and furniture, net of accumulated depreciation of $1,420 and $1,277, respectively	289	313
Deferred leasing commissions, net of accumulated amortization of $22,276 and $18,301, respectively	40,679	34,697

Total assets	$1,990,512	$2,088,133

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2017	2016

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$78,000	$280,000
Term loans payable, less unamortized financing costs of $5,099 and $4,783, respectively	764,901	765,217
Series A & Series B Senior Notes, less unamortized financing costs of $1,308	198,692	—
Accounts payable and accrued expenses	61,039	57,259
Accrued compensation	3,641	3,784
Tenant security deposits	5,383	5,355
Other liabilities: derivative liabilities	1,759	5,551
Acquired unfavorable real estate leases, less accumulated amortization of $7,638 and $8,422, respectively	5,805	8,923

Total liabilities	1,119,220	1,126,089

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.0001 par value, 180,000,000 shares authorized, 107,231,155 and 107,231,155 shares issued and outstanding, respectively	11	11
Additional paid-in capital	1,356,457	1,356,457
Accumulated other comprehensive income (loss)	12,166	5,478
Distributions in excess of accumulated earnings	(497,342)	(399,902)

Total stockholders’ equity	871,292	962,044

Total liabilities and stockholders’ equity	$1,990,512	$2,088,133

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Operations

	For the Year Ended
	December 31,
(in thousands, except per share amounts)	2017	2016	2015

Revenues:
Rental	$267,265	$244,349	$237,856
Related party revenue:
Management fees and interest income from loans	5,285	5,465	5,930
Other	38	74	81
Total revenues	272,588	249,888	243,867
Expenses:
Real estate operating expenses	71,212	65,335	61,890
Real estate taxes and insurance	45,841	40,140	38,660
Depreciation and amortization	101,258	93,052	91,359
General and administrative	13,471	14,126	13,291
Interest	32,387	26,548	25,432
Total expenses	264,169	239,201	230,632

Income before equity in losses of non-consolidated REITs, other and gain (loss) on sale of properties and properties held for sale, less applicable income tax and taxes	8,419	10,687	13,235
Interest income	—	—	1
Equity in losses of non-consolidated REITs	(3,604)	(831)	(1,451)
Other	(1,878)	1,878	—
Gain (loss) on sale of properties and properties held for sale, less applicable income tax	(18,481)	(2,938)	23,662

Income (loss) before taxes on income	(15,544)	8,796	35,447
Taxes on income	400	418	433

Net income (loss)	$(15,944)	$8,378	$35,014

Weighted average number of shares outstanding, basic and diluted	107,231	102,843	100,187

Net income (loss) per share, basic and diluted	$(0.15)	$0.08	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Other Comprehensive Income (Loss)

	For the
	Year Ended
	December 31,
(in thousands)	2017	2016	2015

Net income (loss)	$(15,944)	$8,378	$35,014

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	6,688	12,589	(2,863)

Total other comprehensive income (loss)	6,688	12,589	(2,863)

Comprehensive income (loss)	$(9,256)	$20,967	$32,151

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2014	100,187	$10	$1,273,556	$(4,248)	$(289,671)	$979,647
Comprehensive income (loss)	—	—	—	(2,863)	35,014	32,151
Distributions	—	—	—	—	(76,142)	(76,142)
Balance, December 31, 2015	100,187	10	1,273,556	(7,111)	(330,799)	935,656
Comprehensive income	—	—	—	12,589	8,378	20,967
Shares issued for:
Equity offering	7,044	1	82,901	—	—	82,902
Distributions	—	—	—	—	(77,481)	(77,481)
Balance, December 31, 2016	107,231	11	1,356,457	5,478	(399,902)	962,044
Comprehensive income (loss)	—	—	—	6,688	(15,944)	(9,256)
Distributions	—	—	—	—	(81,496)	(81,496)
Balance, December 31, 2017	107,231	$11	$1,356,457	$12,166	$(497,342)	$871,292

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(15,944)	$8,378	$35,014
Adjustments to reconcile net income or loss to net cash provided by operating activities:
Depreciation and amortization expense	103,743	95,243	93,426
Amortization of above and below market leases	(1,031)	(496)	(158)
Hedge ineffectiveness	1,878	(1,878)	—
(Gain) loss on sale of properties and properties held for sale, less applicable income tax	18,481	2,938	(23,662)
Equity in losses of non-consolidated REITs	3,604	831	1,451
Increase in allowance for doubtful accounts	150	(30)	(195)
Changes in operating assets and liabilities:
Restricted cash	(15)	(8)	719
Tenant rent receivables	(160)	(185)	2,030
Straight-line rents	(1,767)	(1,977)	(2,448)
Lease acquisition costs	(2,052)	(1,095)	(1,487)
Prepaid expenses and other assets	(403)	(721)	422
Accounts payable, accrued expenses and other items	3,870	5,751	5,505
Accrued compensation	(143)	58	(32)
Tenant security deposits	28	526	581
Payment of deferred leasing commissions	(14,309)	(12,965)	(8,276)
Net cash provided by operating activities	95,930	94,370	102,890
Cash flows from investing activities:
Property acquisitions	—	(221,119)	(66,104)
Property improvements, fixtures and equipment	(54,187)	(37,407)	(21,750)
Office computers and furniture	(119)	(83)	(179)
Acquired real estate leases	—	(51,509)	(10,604)
Distributions in excess of earnings from non-consolidated REITs	1,396	1,023	107
Investment in related party mortgage loan receivable	—	(3,000)	(25,000)
Repayment of related party mortgage receivable	10,060	39,861	—
Proceeds received on sales of real estate assets	37,756	27,262	85,426
Net cash used in investing activities	(5,094)	(244,972)	(38,104)
Cash flows from financing activities:
Distributions to stockholders	(81,496)	(77,481)	(76,142)
Proceeds from equity offering	—	83,511	—
Offering costs	—	(609)	—
Borrowings under bank note payable	75,000	175,000	110,000
Repayments of bank note payable	(277,000)	(185,000)	(88,000)
Borrowing of Series A & Series B Senior Notes	200,000	—	—
Borrowing of term loan payable	—	150,000	—
Deferred financing costs	(6,902)	(3,647)	—
Net cash provided by (used in) financing activities	(90,398)	141,774	(54,142)
Net increase (decrease) in cash and cash equivalents	438	(8,828)	10,644
Cash and cash equivalents, beginning of year	9,335	18,163	7,519
Cash and cash equivalents, end of period	$9,773	$9,335	$18,163

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2017	2016	2015

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$29,969	$23,896	$22,963
Taxes on income	$584	$490	$803
Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$5,140	$5,230	$3,211

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

As of December 31, 2017, the Company owned and operated a portfolio of real estate consisting of 34 properties, one property that is in redevelopment and six managed Sponsored REITs and held four promissory notes secured by mortgages on real estate owned by Sponsored REITs, including two mortgage loans and two revolving lines of credit.  From time-to-time, the Company may acquire real estate or make additional secured loans.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

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

Investments in non-consolidated REITs

The Company has a non-controlling common stock interest in six Sponsored REITs and a non-controlling preferred stock interest in two of those Sponsored REITs.  The Company exercises influence over, but does not control these entities and investments are accounted for using the equity method.  Under the equity method of accounting, the Company's cost basis is adjusted by its share of the Sponsored REITs' earnings or losses. Equity in earnings or losses of Sponsored REITs is not recognized to the extent that the investment balance would become negative and distributions received are recognized as income once the investment balance is reduced to zero.

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

Acquired Real Estate Leases and Amortization

The Company recorded the value of acquired real estate leases as a result of three acquisitions in 2016 and one acquisition in 2015.  Acquired real estate leases represent costs associated with acquiring an in-place lease (i.e., the market cost to execute a similar lease, including leasing commission, tenant improvements, legal, vacancy and other related costs) and the value relating to leases with rents above the market rate.  Amortization is computed using the straight-line method over the term of the leases, which range from 6 months to 281 months.  Amortization expense of these combined components was approximately $38,970,000,  $36,854,000 and $38,829,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Amortization related to costs associated with acquiring an in-place lease is included in depreciation and amortization on the consolidated statements of income.  Amortization related to leases with rents above the market rate is offset against the rental revenue in the consolidated statements of income. The estimated annual amortization expense for the five years and thereafter following December 31, 2017 is as follows:

(in thousands)	December 31,
2018	$27,214
2019	18,644
2020	12,721
2021	9,022
2022	5,427
2023 and thereafter	13,492

Acquired Unfavorable Real Estate Leases and Amortization

The Company recorded the value of acquired unfavorable leases as a result three acquisitions in 2016 and one acquisition in 2015.  Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate.  Amortization is computed using the straight-line method over the term of the leases, which range from 7 months to 176 months.  Amortization expense was approximately $3,117,000, $3,292,000 and  $3,242,000 for  the years ended December 31, 2017, 2016 and 2015, respectively.

Amortization related to leases with rents below the market rate is included with rental revenue in the consolidated statements of income.  The estimated annual amortization for the five years and thereafter following December 31, 2017 is as follows:

(in thousands)	December 31,
2018	$2,039
2019	1,319
2020	950
2021	620
2022	346
2023 and thereafter	532

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

Tenant Rent Receivables

Tenant rent receivables are expected to be collected within one year. The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments.  The computation of this allowance is based in part on the tenants’ payment history and current credit status.  The Company wrote off $28,000 and increased its allowance by $178,000 during 2017; wrote off $108,000 in receivables and increased its allowance by $78,000 during 2016; and wrote-off $89,000 in receivables and decreased its allowance by $106,000 during 2015, based on such analysis.

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

Financial Instruments

The Company estimates that the carrying values of cash and cash equivalents, restricted cash, receivables, prepaid expenses, accounts payable and accrued expenses, accrued compensation, and tenant security deposits approximate their fair values based on their short-term maturity and the bank note and term loans payable approximate their fair values as they bear interest at variable interest rates.

Straight-line Rent Receivable

Certain leases provide for fixed rent increases over the term of the lease. Rental revenue is recognized on a straight-line basis over the related lease term; however, billings by the Company are based on the lease agreements.  Straight-line rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, was $53,194,000 and $50,930,000 at December 31, 2017 and 2016, respectively.  The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments.  The computation of this allowance is based in part on the tenants’ payment history and current credit status.  The reserve balance was not changed during 2017 or 2016 and the Company wrote off $112,000 in receivables during 2015, based on such analysis.

Deferred Leasing Commissions

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space.  These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements.  Amortization expense was approximately $6,919,000, $6,272,000 and $5,680,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

The estimated annual amortization for the five years and thereafter following December 31, 2017 is as follows:

(in thousands)	December 31,
2018	$7,655
2019	7,027
2020	6,148
2021	5,379
2022	4,112
2023 and thereafter	10,358

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

	Year Ended
	December 31,
(in thousands)	2017	2016	2015
Income from leases	$205,690	$192,055	$185,738
Reimbursable expenses	58,777	49,821	49,512
Straight-line rent adjustment	1,767	1,977	2,448
Amortization of favorable and unfavorable leases	1,031	496	158
	$267,265	$244,349	$237,856

Related Party and Other Revenue - Property and asset management fees, interest income on loans and other income are recognized when the related services are performed and the earnings process is complete.

Segment Reporting

The Company is a REIT focused on real estate investments primarily in the office market and currently operates in only one segment: real estate operations.

Income Taxes

Taxes on income for the years ended December 31, 2017, 2016 and 2015 represent taxes incurred by FSP Protective TRS Corp, which is a taxable REIT subsidiary and the State of Texas franchise tax applicable to FSP Corp., which is classified as an income tax for reporting purposes.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at

December 31, 2017, 2016, and 2015. The denominator used for calculating basic and diluted net income per share was 107,231,000, 102,843,000, and 100,187,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Recent Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), which provides guidance for revenue recognition.  The standard’s core principle is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services.  This update is effective for interim and annual reporting periods beginning after December 15, 2017.  A substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from Topic 606.  The Company plans to adopt Topic 606 using the modified retrospective approach effective January 1, 2018 and the adoption will not have an impact on the timing of revenue recognition in the consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses.  The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have in our condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how reporting entities should present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do note expect that the adoption of ASU 2016-15 will have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU 2016-18”), which clarifies how reporting entities should present restricted cash and restricted cash equivalents. Reporting entities will show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheets. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon the adoption of ASU No. 2016-18, we will reconcile both cash and cash equivalents and restricted cash and restricted cash equivalents, whereas under the current guidance we explain the changes during the period for cash and cash equivalents only.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”), which provides additional guidance on evaluating whether transactions should be accounted for as an acquisition (or disposal) of assets of a business.  The update defines three requirements for a set of assets and activities (collectively referred to as a “set”) to be considered a business: inputs, processes and outputs.  ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  This update will be applied prospectively to any transactions occurring within the period of adoption.  Subsequent to adoption, we believe certain property acquisitions which under previous guidance would have been accounted for as business combinations will be accounted for as acquisitions of assets.  In an acquisition of assets, certain acquisition costs are capitalized as opposed to expensed under business combination guidance.

3.   Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs

The Company held a common stock interest in 6,  7 and 9 Sponsored REITs at December 31, 2017, 2016 and 2015, respectively. The Company holds a non-controlling preferred stock investment in two of these Sponsored REITs, East Wacker and Grand Boulevard, from which it continues to derive economic benefits and risks.

During the year ended December 31, 2017, a property owned by one Sponsored REIT was sold and, thereafter, liquidating distributions for its preferred shareholders were declared and issued. The Company held a mortgage loan with this entity, which was secured by the property owned by FSP 1441 Main Street Corp. (“1441 Main”).  The loan with 1441 Main in the principal amount of $9,000,000 was repaid by the proceeds of the sale.

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

During the year ended December 31, 2015, a property owned by one Sponsored REIT was sold and, thereafter, liquidating distributions for its preferred shareholders were declared and issued.

Equity in losses of investment in non-consolidated REITs:

The following table includes equity in losses of investments in non-consolidated REITs:

	Year Ended December 31,
(in thousands)	2017	2016	2015

Equity in losses of East Wacker	$428	$563	$1,352
Equity in losses of Grand Boulevard	657	268	99
Impairment charge	2,519	—	—
	$3,604	$831	$1,451

Equity in losses of East Wacker is derived from the Company’s preferred stock investment in the entity.  In December 2007, the Company purchased 965.75 preferred shares or 43.7% of the outstanding preferred shares, of East Wacker for $82,813,000 (which represented $96,575,000 at the offering price net of commissions of $7,726,000, loan fees of $5,553,000 and acquisition fees of $483,000 that were excluded).

Equity in losses of Grand Boulevard is derived from the Company’s preferred stock investment in the entity.  In May 2009, the Company purchased 175.5 preferred shares or 27.0% of the outstanding preferred shares, of Grand Boulevard for $15,049,000 (which represented $17,550,000 at the offering price net of commissions of $1,404,000, loan fees of $1,009,000 and acquisition fees of $88,000 that were excluded).

At December 31, 2017, the Company recognized an impairment charge of $2,519,000, which represented the other-than-temporary decline in the fair value below the carrying value of one of the Company’s investments in non-consolidated REITs.  The Company estimated the fair value of its equity investment by estimating the fair value of the property, less estimated costs to sell using offers to purchase the property made by third parties (Level 3 inputs, as there is no active market).

The following table includes distributions received from non-consolidated REITs:

	Year Ended December 31,
(in thousands)	2017	2016	2015

Distributions from East Wacker	$1,289	$916	$—
Distributions from Grand Boulevard	107	107	107
	$1,396	$1,023	$107

Non-consolidated REITs

The operating data below for 2017 includes the operations of the 7  Sponsored REITs the company held an interest in during the year and the 6 Sponsored REITs the Company held an interest in as of December 31, 2017.  The operating data below for 2016 includes the operations of the 9 Sponsored REITs the Company held an interest in during the year and the 7 Sponsored REITs the Company held an interest in as of December 31, 2016.  The operating data below for 2015 includes the operations of the 10 Sponsored REITs the Company held an interest in during the year and the 9 Sponsored REITs the Company held an interest in as of December 31, 2015.

Summarized financial information for the Sponsored REITs is as follows:

	December 31,	December 31,
(in thousands)	2017	2016

Balance Sheet Data (unaudited):
Real estate, net	$312,861	$345,532
Other assets	74,076	86,594
Total liabilities	(151,092)	(164,820)
Shareholders’ equity	$235,845	$267,306

	For the Year Ended
	December 31,
(in thousands)	2017	2016	2015

Operating Data (unaudited):
Rental revenues	$53,249	$54,257	$57,777
Other revenues	7	39	34
Operating and maintenance expenses	(27,495)	(29,186)	(31,693)
Depreciation and amortization	(18,395)	(18,274)	(21,149)
Interest expense	(8,281)	(8,481)	(9,920)
Gain (loss) on sale, less applicable income tax	(702)	26,397	—
Net income (loss)	$(1,617)	$24,752	$(4,951)

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 day notice.  Asset management fee income from non-consolidated entities amounted to approximately $598,000,  $631,000 and $701,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The following is a summary of the Sponsored REIT Loans outstanding as of December 31, 2017:

			Maximum	Amount				Interest
(dollars in thousands)		Maturity	Amount	Drawn at	Interest		Draw	Rate at
Sponsored REIT	Location	Date	of Loan	31-Dec-17	Rate (1)		Fee (2)	31-Dec-17

Secured revolving lines of credit
FSP Satellite Place Corp.	Duluth, GA	31-Dec-19	$5,500	$2,120	L+	4.4%	0.5%	5.78%
FSP Energy Tower I Corp. (3)	Houston, TX	30-Jun-19	20,000	15,600	L+	5.0%	0.5%	6.38%

Mortgage loan secured by property
FSP Monument Circle LLC (4)	Indianapolis, IN	7-Dec-18	21,000	21,000		4.90%	n/a	4.90%
FSP Energy Tower I Corp. (3) (5)	Houston, TX	30-Jun-19	33,000	33,000		6.41%	n/a	6.41%

			$79,500	$71,720

(1)	The interest rate is 30-day LIBOR rate plus the additional rate indicated, otherwise a fixed rate.
(2)	The draw fee is a percentage of each new advance, and is paid at the time of each new draw.
(3)	These loans were extended on June 16, 2017.
(4)	This mortgage loan includes an origination fee of $164,000 and an exit fee of $38,000 when repaid by the borrower.
(5)	This mortgage loan includes an annual extension fee of $108,900 paid by the borrower.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $4,687,000,  $4,834,000 and $5,230,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

4.   Bank Note Payable, Term Note Payable and Private Placements

JPM Term Loan

On October 18, 2017, the Company entered into a First Amendment (the “JPM First Amendment”) to the Credit Agreement, dated November 30, 2016, among the Company, JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lending institutions party thereto (as amended by the JPM First Amendment, the “JPM Credit Agreement”), which provides a single unsecured bridge loan in the aggregate principal amount of $150 million (the “JPM Term Loan”) that remains fully advanced and outstanding.  The JPM Term Loan has a two year term that matures on November 30, 2018.

The JPM Term Loan bears interest at either (i) a number of basis points over the Eurodollar Rate depending on the Company’s credit rating (135.0 basis points over the Eurodollar Rate at December 31, 2017) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (35.0 basis points over the base rate at December 31, 2017).

The actual margin over the Eurodollar Rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

				EURODOLLAR
	CREDIT			RATE		BASE RATE
LEVEL	RATING			MARGIN		MARGIN
I	BBB	/	Baa2 (or higher)	110.0	bps	10.0	bps
II	BBB-	/	Baa3	135.0	bps	35.0	bps
III	<BBB-	/	Baa3	185.0	bps	85.0	bps

For purposes of the JPM Term Loan, base rate means, for any day, a fluctuating rate per annum equal to the greatest of: (i) JPMorgan Chase Bank, N.A.’s prime rate in effect on such day, (ii) the greater of the Federal Funds Rate or the overnight bank funding rate in effect on such day, plus 0.50% (but no less than zero), and (iii) the one month Adjusted LIBOR based rate for a such day plus 1.00%. For purposes of the JPM Term Loan, the Eurodollar Rate means, for any interest period, the LIBO Rate for the applicable interest period multiplied by the statutory reserve rate, and in any event, the Eurodollar Rate shall not be less than zero.  As of December 31, 2017, the Company’s credit rating from Moody’s Investors Service was Baa3.

Based upon the Company’s credit rating, as of December 31, 2017, the interest rate on the JPM Term Loan was 2.98% per annum.  The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2017 was approximately 2.45% per annum.  The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2016 was approximately 1.99% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the JPM Term Loan financial covenants as of December 31, 2017.

The Company used the net proceeds of the JPM Term Loan to acquire the property located at 600 17th Street, Denver, Colorado on December 1, 2016 and for other general business purposes.

BMO Term Loan

On July 21, 2016, the Company entered into a First Amendment (the “BMO First Amendment”), and on October 18, 2017, the Company entered into a Second Amendment (the “BMO Second Amendment”), to the Amended and Restated Credit Agreement dated October 29, 2014 (among the Company, the lending institutions party thereto and Bank of Montreal, as administrative agent ( as amended by the BMO First Amendment and the BMO Second Amendment, the “BMO Credit Agreement”). The BMO Credit Agreement provides for a single, unsecured term loan borrowing in the amount of $220 million (the “BMO Term Loan”) that remains fully advanced and outstanding. The BMO Term Loan matures on August 26, 2020. The BMO Credit Agreement also includes an accordion feature that allows up to $50 million of additional loans, subject to receipt of lender commitments and satisfaction of certain customary conditions.

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at December 31, 2016) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at December 31, 2017).  The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

	Credit				LIBOR Rate		Base Rate
Level	Rating				Margin		Margin
I	A-	/	A3	(or higher)	105.0	bps	5.0	bps
II	BBB+	/	Baa1		115.0	bps	15.0	bps
III	BBB	/	Baa2		135.0	bps	35.0	bps
IV	BBB-	/	Baa3		165.0	bps	65.0	bps
V	<BBB-	/	Baa3		215.0	bps	115.0	bps

For purposes of the BMO Term Loan, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2017, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, as of December 31, 2017, the effective interest rate on the BMO Term Loan was 3.97% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or BMO administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of December 31, 2017.

The Company may use the proceeds of the loans under the BMO Credit Agreement to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BMO Credit Agreement.

BAML Credit Facility

On July 21, 2016, the Company entered into a First Amendment (the “BAML First Amendment”), and on October 18, 2017, the Company entered into a Second Amendment (the “BAML Second Amendment”), to the Second Amended and Restated Credit Agreement dated October 29, 2014 among the Company, the lending institutions party thereto and Bank of America, N.A., as administrative agent, L/C Issuer and Swing Line Lender (as amended by the BAML First Amendment and the BAML Second Amendment, the “BAML Credit Facility”) that continued an existing unsecured revolving line of credit (the “BAML Revolver”) and extended the maturity of a term loan (the “BAML Term Loan”).

BAML Revolver Highlights

•

The BAML Revolver is for borrowings, at the Company's election, of up to $600 million.  Borrowings made pursuant to the BAML Revolver may be revolving loans, swing line loans or letters of credit, the combined sum of which may not exceed $600 million outstanding at any time.

•

Borrowings made pursuant to the BAML Revolver may be borrowed, repaid and reborrowed from time to time until the initial maturity date of January 12, 2022.  The Company has the right to extend the maturity date of the BAML Revolver by two additional six month periods, or until January 12, 2023, upon payment of a fee and satisfaction of certain customary conditions.

•

The BAML Credit Facility includes an accordion feature that allows for an aggregate amount of up to $500 million of additional borrowing capacity applicable to the BAML Revolver and/or the BAML Term Loan subject to receipt of lender commitments and satisfaction of certain customary conditions.

As of December 31, 2017, there were borrowings of $78 million outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.20% over LIBOR at December 31, 2017) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at December 31, 2017). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.25% at December 31, 2017). The actual amount of any applicable facility fee, and the margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

							Base
					LIBOR Rate	Facility	Rate
Level	Credit Rating				Margin	Fee	Margin
I	A-	/	A3	(or higher)	0.825%	0.125%	0.000%
II	BBB+	/	Baa1		0.875%	0.150%	0.000%
III	BBB	/	Baa2		1.000%	0.200%	0.000%
IV	BBB-	/	Baa3		1.200%	0.250%	0.200%
V	<BBB-	/	Baa3		1.550%	0.300%	0.550%

For purposes of the BAML Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2017, the Company’s credit rating from Moody’s Investors Service was Baa3.

Based upon the Company’s credit rating, as of December 31, 2017, the interest rate on the BAML Revolver was 2.63% per annum and there were borrowings of $78 million outstanding.   The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2017 was approximately 2.31% per annum.

As of December 31, 2016, there were borrowings of $280 million outstanding under the BAML Revolver at a weighted average rate of 1.88% per annum.

BAML Term Loan Highlights

•	The BAML Term Loan is for $400 million.
•	The BAML Term Loan matures on January 12, 2023.
•

The BAML Credit Facility includes an accordion feature that allows for an aggregate amount of up to $500 million of additional borrowing capacity applicable to the BAML Revolver and/or the BAML Term Loan subject to receipt of lender commitments and satisfaction of certain customary conditions.

•	On September 27, 2012, the Company drew down the entire $400 million under the BAML Term Loan and such amount remains fully advanced and outstanding under the BAML Term Loan.

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating          (1.35% over LIBOR at December 31, 2017) or (ii) a margin over the base rate depending on the Company’s credit rating (0.35% over the base rate at December 31, 2017). The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

					LIBOR Rate	Base Rate
Level	Credit Rating				Margin	Margin
I	A-	/	A3	(or higher)	0.900%	0.000%
II	BBB+	/	Baa1		0.950%	0.000%
III	BBB	/	Baa2		1.100%	0.100%
IV	BBB-	/	Baa3		1.350%	0.350%
V	<BBB-	/	Baa3		1.750%	0.750%

For purposes of the BAML Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%.  As of December 31, 2017, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement.  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years, until the September 27, 2017 maturity date.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021.Accordingly, based upon the Company’s credit rating, as of December 31, 2017, the effective interest rate on the BAML Term Loan was 2.47% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the BAML Credit Facility financial covenants as of December 31, 2017.

The Company may use the proceeds of the loans under the BAML Credit Facility to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BAML Credit Facility.

Senior Notes

On October 24, 2017, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with the various purchasers named therein (the “Purchasers”) in connection with a private placement of senior unsecured notes. Under the Note Purchase Agreement, the Company agreed to sell to the Purchasers an aggregate principal amount of $200,000,000 of senior unsecured notes consisting of (i) 3.99% Series A Senior Notes due December 20, 2024 in an aggregate principal amount of $116 million (the “Series A Notes”) and (ii) 4.26% Series B Senior Notes due December 20, 2027 in an aggregate principal amount of $84 million (the “Series B Notes,” and, together with the Series A Notes, the “Senior Notes”). On December 20, 2017, the Senior Notes were funded and the proceeds were used to reduce the outstanding balance of the BAML Revolver.

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BAML Credit Facility, the BMO Credit Agreement and the JPM Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60%  (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the Existing Credit Agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries.  The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations.

5.   Financial Instruments: Derivatives and Hedging

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

The following table summarizes the notional and fair value of our derivative financial instruments at December 31, 2017.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$13,925
BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(1,759)

On December 31, 2017, the 2017 Interest Rate Swap was reported an asset at its fair value of approximately $13.9 million and the BMO Interest Rate Swap was reported as a liability at its fair value of approximately $1.8 million.  These are included in other liabilities: derivative liability and other assets: derivative asset on the consolidated balance sheet at December 31, 2017, respectively.  Offsetting adjustments are reported as unrealized gains or losses on derivative financial instruments in accumulated other comprehensive income of $6.7 million.

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

The interest rate swaps effectively fix the interest rate on the BAML Term Loan and BMO Term Loan; however, prior to October 18, 2017, there was no floor on the variable interest rate of the swap whereas the BAML Term Loan and BMO Term Loan were subject to a zero percent floor.  As a result there was a mismatch and the ineffective portion of the derivatives’ changes in fair value were recognized directly into earnings.   On October 18, 2017, the Company amended the BMO Term Loan and BAML Term Loan to, among other changes, provide that the deemed zero percent interest rate floor is not applicable to any loan where there is a corresponding interest rate swap contract in place.

6.   Stockholders’ Equity

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

The Company adopted an accounting pronouncement related to uncertainty in income taxes effective January 1, 2007, which did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption.  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption.  The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2014 and thereafter.

The Company is subject to a business tax known as the Revised Texas Franchise Tax.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax.  The Company recorded a provision for the Revised Texas Franchise Tax of $355,000, $352,000 and $398,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.  The gross amount of NOLs available to the Company was $13,041,000 as of each of December 31, 2017, 2016 and 2015.

Income Tax Expense

The income tax expense reflected in the consolidated statements of income relates primarily to a franchise tax on our Texas properties. FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties and the tax expense associated with these activities are reported in the table as Other Taxes in the table below:

	For the Year Ended December 31,
(Dollars in thousands)	2017	2016	2015

Revised Texas franchise tax	$355	$352	$398
Other Taxes	45	66	35
Taxes on income	$400	$418	$433

Taxes on income are a current tax expense. No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

At December 31, 2017, the Company’s net tax basis of its real estate assets is more than the amount set forth in the Company’s consolidated balance sheets by $208,434,000 and at December 31, 2016 the net tax basis is more than the Company’s consolidated balance sheets by $197,669,000.

Reconciliation Between GAAP Net Income (Loss) and Taxable Income

The following reconciles book net income (loss) to taxable income for the years ended December 31, 2017, 2016 and 2015.

	For the year ended December 31,
(in thousands)	2017	2016	2015

Net income (loss) per books	$(15,944)	$8,378	$35,014
Adjustments to book income (loss):
Book depreciation and amortization	100,227	92,557	91,201
Tax depreciation and amortization	(62,653)	(59,171)	(53,089)
Tax basis more than book basis on assets sold	(907)	(576)	(2,739)
Straight line rent adjustment, net	(2,977)	(2,976)	(3,493)
Deferred rent, net	1,226	2	618
Non-taxable distributions	(1,289)	(970)	—
Other, net	6,582	(1,648)	995
Taxable income	24,265	35,596	68,507
Less: Capital gains recognized	—	—	10,360
Taxable income subject to distribution requirement	$24,265	$35,596	$58,147

Tax Components

The following summarizes the tax components of the Company’s common distributions paid per share for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$0.24	31.74%	$0.39	50.82%	$0.60	79.17%
Capital gain (1)	—	—%	—	—%	0.09	11.60%
Return of capital	0.52	68.26%	0.37	49.18%	0.07	9.23%
Total	$0.76	100%	$0.76	100%	$0.76	100%

(1)	For 2015, 11.6% of the total distributions are taxed as capital gains, and, 5.96%, was taxed as an Unrecaptured Section 1250 gain.

8.   Commitments

The Company’s commercial real estate operations include the leasing of office buildings and industrial properties subject to leases with terms greater than one year. The leases expire at various dates through 2036. The following is a schedule of approximate future minimum rental income on non-cancelable operating leases as of December 31, 2017:

Year ending
(in thousands)	December 31,

2018	$180,321
2019	156,530
2020	139,250
2021	121,185
2022	92,803
Thereafter (2023-2036)	244,075
$934,164

The Company leases its corporate office space under an operating lease that commenced September 1, 2010.  The lease was amended on October 25, 2016 to extend the lease through September 30, 2024.  The lease has a five-year extension option. The lease includes a base annual rent and additional rent for the Company’s share of taxes and operating costs. Future minimum lease payments are as follows:

Year ending
(in thousands)	December 31,
2018	$404
2019	412
2020	421
2021	429
2022	438
Thereafter	787
$2,891

Rent expense was approximately $420,000, $411,000 and $408,000 for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in general and administration expenses in the consolidated statements of income.

The Company has entered into the Sponsored REIT Loans described in Note 3, which provide for up to $79.5 million in borrowings of which $71.7 million have been drawn and were outstanding as of December 31, 2017. The Company anticipates that any advances made will be repaid at their maturity or earlier from long term financing of the underlying properties, cash flows of the underlying properties or some other capital events.

9.   Retirement Plan

In 2006, the Company established a 401(k) plan to cover eligible employees, which permitted deferral of up to $17,000 per year (indexed for inflation) into the 401(k) plan, subject to certain limitations imposed by the Internal Revenue Code. An employee’s elective deferrals are immediately vested upon contribution to the 401(k) plan. The Company matches employee contributions to the 401(k) plan dollar for dollar up to 3% of each employee’s annual compensation up to $200,000. In addition, we may elect to make an annual discretionary profit-sharing contribution. The Company’s total contribution under the 401(k) plan amounted to $132,000, $143,000 and $134,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

10.   Dispositions of Property

During the three months ended June 30, 2017, the Company reached a decision to classify an office property located in Baltimore, Maryland as an asset held for sale.  In evaluating the Baltimore, Maryland property, management considered various subjective factors, including the time, cost and likelihood of successfully leasing the property, the effect of the property’s results on its unencumbered asset value, which is part of the leverage ratio used to compare to a maximum leverage covenant in the JPM Term Loan, BMO Term Loan and the BAML Credit Facility, future capital costs to upgrade and reposition the multi-tenant property and to lease up the building, recent leasing and economic activity in the local area, and offers to purchase the property.  The Company concluded that selling the property was the more prudent decision and outweighed the potential future benefit of continuing to hold the property.   The property was expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $20.5 million net of applicable income taxes and was classified as an asset held for sale of $31.9 million at June 30, 2017.  During the three months ended September 30, 2017, the Company increased the provision for loss by $0.3 million to $20.7 million net of applicable income taxes,  and the property was classified as an asset held for sale in the amount of $31.6 million at September 30, 2017.  The Company sold the property on October 20, 2017 for net proceeds of $31.6 million resulting in a total loss of $20.8 million, net of applicable income taxes.

During the three months ended December 31, 2016, the Company reached an agreement to sell an office property located in Milpitas, California.  The property was classified as an asset held for sale at December 31, 2016 and was sold on January 6, 2017 at approximately a $2.3 million gain.

The Company sold an office property located in Maryland Heights, Missouri on April 5, 2016, at a $4.2 million gain.  During the three months ended June 30, 2016, the Company reached a decision to classify its office property located in Federal Way, Washington, as an asset held for sale.  In evaluating the Federal Way, Washington property, management considered various subjective factors, including the time, cost and likelihood of successfully leasing the property, the effect of the property’s results on its unencumbered asset value, which is part of the leverage ratio used to compare to a maximum leverage covenant in the BMO Term Loan and the BAML Credit Facility, future capital costs to upgrade and reposition the multi-tenant property and to lease up the building, recent leasing and economic activity in the local area, and offers to purchase the property.  The Company concluded that selling the property was the more prudent decision and outweighed the potential future benefit of continuing to hold the property.   The property was expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $4.8 million net of applicable income taxes and was classified as an asset held for sale of $9.3 million at June 30, 2016.  During the three months ended September 30, 2016, we increased the provision for loss by $0.5 million to $5.3 million net of applicable income taxes and the property, was classified as an asset held for sale in the amount of $8.8 million at September 30, 2016.  The Company estimated the fair value of the property, less estimated costs to sell using the offers to purchase the property made by third parties (Level 3 inputs, as there is no active market).  The Company sold the property on December 16, 2016 for $7.3 million of net proceeds resulting in a total loss of $7.1 million, net of applicable income taxes.

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

11.   Subsequent Events

On January 5, 2018, the Board of Directors of the Company declared a cash distribution of $0.19 per share of common stock payable on February 8, 2018 to stockholders of record on January 19, 2018.

12.   Selected Unaudited Quarterly Information

Selected unaudited quarterly information is shown in the following table:

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Revenue	$68,756	$68,371	$68,626	$66,835

Income (loss) from continuing operations	$4,480	$(17,395)	$1,903	$(4,932)
Income from discontinued operations	$—	$—	$—	$—
Net income (loss)	$4,480	$(17,395)	$1,903	$(4,932)

Basic and diluted net income (loss) per share	$0.04	$(0.16)	$0.02	$(0.05)

Weighted average number of shares outstanding	107,231	107,231	107,231	107,231

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Revenue	$59,813	$60,807	$63,280	$65,988

Income from continuing operations	$2,579	$1,612	$2,458	$1,729
Income from discontinued operations	$—	$—	$—	$—
Net income	$2,579	$1,612	$2,458	$1,729

Basic and diluted net income per share	$0.03	$0.02	$0.02	$0.02

Weighted average number of shares outstanding	100,187	100,187	103,709	107,231

Schedule II

Franklin Street Properties Corp.

Valuation and qualifying accounts:

		Additions
		(Decreases)
	Balance at	charged to			Balance
(in thousands)	beginning	costs and			at end
Classification	of year	expenses	Deductions	Other	of year

Allowance for doubtful accounts
2015	$325	$(106)	$(89)	$—	130
2016	130	78	(108)	—	100
2017	100	178	(28)	—	250

Straight-line rent allowance for doubtful accounts
2015	$162	$(112)	$—	$—	50
2016	50	—	—	—	50
2017	50	—	—	—	50

SCHEDULE III

FRANKLIN STREET PROPERTIES CORP.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2016

		Initial Cost			Historical Cost
				Costs
				Capitalized		Buildings			Total Costs,
			Buildings	(Disposals)		Improvements			Net of	Depreciable				Date of
	Encumbrances		Improvements	Subsequent to		and		Accumulated	Accumulated	Life			Year	Acquisition
Description	(1)	Land	and Equipment	Acquisition	Land	Equipment	Total (2)	Depreciation	Depreciation	Years			Built	(3)
	(in thousands)
Commercial Properties:
Forest Park, Charlotte, NC	—	$1,559	$5,672	$170	$1,559	$5,842	$7,401	2,280	$5,121	5	-	39	1999	1999
Meadow Point, Chantilly, VA	—	2,634	18,911	7,028	2,634	25,939	28,573	11,647	16,926	5	-	39	1999	2001
Timberlake, Chesterfield, MO	—	2,984	38,661	8,048	2,984	46,709	49,693	17,149	32,544	5	-	39	1999	2001
Northwest Point, Elk Grove Village, IL	—	2,914	26,295	8,881	2,914	35,176	38,090	16,302	21,788	5	-	39	1999	2001
Timberlake East, Chesterfield, MO	—	2,626	17,608	4,464	2,626	22,072	24,698	7,845	16,853	5	-	39	2000	2002
Park Ten, Houston, TX	—	1,061	21,303	4,317	567	26,114	26,681	10,893	15,788	5	-	39	1999	2002
Addison, Addison, TX	—	4,325	48,040	7,233	4,325	55,273	59,598	19,019	40,579	5	-	39	1999	2002
Collins, Richardson, TX	—	4,000	42,598	6,962	4,000	49,560	53,560	18,644	34,916	5	-	39	1999	2003
Greenwood, Englewood, CO	—	3,100	30,201	10,038	3,100	40,239	43,339	13,807	29,532	5	-	39	2000	2005
River Crossing, Indianapolis, IN	—	3,000	36,926	3,799	3,000	40,725	43,725	13,287	30,438	5	-	39	1998	2005
Innsbrook, Glenn Allen, VA	—	5,000	40,216	4,175	5,000	44,391	49,391	14,796	34,595	5	-	39	1999	2003
380 Interlocken, Bloomfield, CO	—	8,275	34,462	8,490	8,275	42,952	51,227	15,387	35,840	5	-	39	2000	2003
Blue Lagoon, Miami, FL	—	6,306	46,124	1,877	6,306	48,001	54,307	15,344	38,963	5	-	39	2002	2003
Eldridge Green, Houston, TX	—	3,900	43,791	3,941	3,900	47,732	51,632	15,312	36,320	5	-	39	1999	2004
Liberty Plaza, Addison, TX	—	4,374	21,146	6,657	4,374	27,803	32,177	9,402	22,775	5	-	39	1985	2006
One Overton, Atlanta, GA	—	3,900	77,229	11,479	3,900	88,708	92,608	28,375	64,233	5	-	39	2002	2006
390 Interlocken, Broomfield, CO	—	7,013	37,751	6,556	7,013	44,307	51,320	13,405	37,915	5	-	39	2002	2006
Park Ten II, Houston, TX	—	1,300	31,712	479	1,300	32,191	33,491	8,257	25,234	5	-	39	2006	2006
Dulles Virginia, Sterling, VA	—	4,813	13,285	5,539	4,813	18,824	23,637	4,573	19,064	5	-	39	1999	2008
Stonecroft, Chantilly, VA	—	2,102	18,003	—	2,102	18,003	20,105	3,924	16,181	5	-	39	2008	2009
121 South Eight Street, Minneapolis, MN	—	4,444	15,214	15,992	4,444	31,206	35,650	5,918	29,732	5	-	39	1974	2010
801 Marquette Ave South, Minneapolis, MN	—	4,184	—	16,541	4,184	16,541	20,725	31	20,694	5	-	39	1923	2010
909 Davis, Evanston, IL	—	4,912	18,229	4,033	4,912	22,262	27,174	3,444	23,730	5	-	39	2002	2011
Emperor Boulevard, Durham, NC	—	2,423	53,997	53	2,423	54,050	56,473	9,469	47,004	5	-	39	2009	2011
Legacy Tennyson Center, Plano, TX	—	3,067	22,064	793	3,067	22,857	25,924	3,934	21,990	5	-	39	2008	2011
One Legacy Circle, Plano, TX	—	2,590	36,608	1,004	2,590	37,612	40,202	6,968	33,234	5	-	39	2008	2011
One Ravinia Drive, Atlanta, GA	—	2,686	35,125	5,495	2,686	40,620	43,306	6,297	37,009	5	-	39	1985	2012
Two Ravinia Drive, Atlanta, GA	—	7,375	58,726	7,770	7,375	66,496	73,871	4,621	69,250	5	-	39	1987	2015
Westchase I & II, Houston, TX	—	8,491	121,508	5,680	8,491	127,188	135,679	17,524	118,155	5	-	39	2008	2012
1999 Broadway, Denver CO	—	16,334	137,726	12,339	16,334	150,065	166,399	18,211	148,188	5	-	39	1986	2013
999 Peachtree, Atlanta, GA	—	10,187	107,727	11,130	10,187	118,857	129,044	13,654	115,390	5	-	39	1987	2013
1001 17th Street, Denver, CO	—	17,413	165,058	6,397	17,413	171,455	188,868	19,410	169,458	5	-	39	2006	2013
Plaza Seven, Minneapolis, MN	—	6,604	54,240	7,016	6,604	61,256	67,860	2,899	64,961	5	-	39	1987	2016
Pershing Plaza, Atlanta, GA	—	5,300	34,158	525	5,300	34,683	39,983	1,254	38,729	5	-	39	1989	2016
600 17th Street, Denver, CO	—	20,876	99,941	1,595	20,876	101,536	122,412	2,849	119,563	5	-	39	1982	2016
Balance — Real Estate	—	$192,072	$1,610,255	$206,496	$191,578	$1,817,245	$2,008,823	$376,131	$1,632,692

(1)	There are no encumbrances on the above properties.
(2)	The aggregate cost for Federal Income Tax purposes is $2,210,883.
(3)	Original date of acquisition by Sponsored Entity.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,
(in thousands)	2017	2016	2015
Real estate investments, at cost:
Balance, beginning of year	$2,027,520	$1,809,615	$1,790,591
Acquisitions	—	221,119	66,104
Improvements	54,097	39,438	23,171
Assets held for sale	—	(5,023)	—
Dispositions	(72,794)	(42,652)	(70,251)
Balance -Real Estate	2,008,823	2,022,497	1,809,615

Assets held for sale	—	5,023	—
Balance, end of year	$2,008,823	$2,027,520	$1,809,615

Accumulated depreciation:
Balance, beginning of year	$338,506	$299,991	$266,284
Depreciation	57,312	52,466	49,637
Assets held for sale	—	(1,278)	—
Dispositions	(19,687)	(13,951)	(15,930)
Balance - Accumulated Depreciation	376,131	337,228	299,991

Assets held for sale	—	1,278	—
Balance, end of year	$376,131	$338,506	$299,991