Form 10-Q
period 2018-03-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2018-05-01
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018.

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

The number of shares of common stock outstanding as of April 26,  2018 was 107,231,155.

Franklin Street Properties Corp.
Form 10-Q

Quarterly Report
March 31, 2018

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Franklin Street Properties Corp.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share and par value amounts)	2018	2017
Assets:
Real estate assets:
Land	$191,578	$191,578
Buildings and improvements	1,821,035	1,811,631
Fixtures and equipment	5,909	5,614
	2,018,522	2,008,823
Less accumulated depreciation	390,581	376,131
Real estate assets, net	1,627,941	1,632,692
Acquired real estate leases, less accumulated amortization of $114,044 and $109,771, respectively	78,729	86,520
Investment in non-consolidated REITs	69,703	70,164
Cash, cash equivalents and restricted cash	14,355	9,819
Tenant rent receivables, less allowance for doubtful accounts of $325 and $250, respectively	3,411	3,123
Straight-line rent receivable, less allowance for doubtful accounts of $50 and $50, respectively	53,430	53,194
Prepaid expenses and other assets	8,355	8,387
Related party mortgage loan receivables	71,455	71,720
Other assets: derivative asset	18,740	13,925
Office computers and furniture, net of accumulated depreciation of $1,448 and $1,420, respectively	261	289
Deferred leasing commissions, net of accumulated amortization of $23,255 and $22,276, respectively	39,815	40,679
Total assets	$1,986,195	$1,990,512

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$98,000	$78,000
Term loans payable, less unamortized financing costs of $4,741 and $5,099, respectively	765,259	764,901
Series A&B Senior Notes, less unamortized financing costs of $1,273 and $1,308, respectively	198,727	198,692
Accounts payable and accrued expenses	53,327	61,039
Accrued compensation	1,112	3,641
Tenant security deposits	5,588	5,383
Other liabilities: derivative liabilities	—	1,759
Acquired unfavorable real estate leases, less accumulated amortization of $8,063 and $7,638, respectively	5,264	5,805
Total liabilities	1,127,277	1,119,220

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 107,231,155 and 107,231,155 shares issued and outstanding, respectively	11	11
Additional paid-in capital	1,356,457	1,356,457
Accumulated other comprehensive income	18,740	12,166
Accumulated distributions in excess of accumulated earnings	(516,290)	(497,342)
Total stockholders’ equity	858,918	871,292
Total liabilities and stockholders’ equity	$1,986,195	$1,990,512

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017

Revenues:
Rental	$65,628	$67,376
Related party revenue:
Management fees and interest income from loans	1,256	1,370
Other	9	10
Total revenues	66,893	68,756
Expenses:
Real estate operating expenses	17,151	17,308
Real estate taxes and insurance	11,177	12,403
Depreciation and amortization	24,035	25,332
General and administrative	3,432	3,443
Interest	9,486	7,579
Total expenses	65,281	66,065

Income before equity in losses of non-consolidated REITs, other and gain on sale of properties and properties held for sale, less applicable income tax and taxes	1,612	2,691
Equity in losses of non-consolidated REITs	(105)	(397)
Other	—	22
Gain on sale of properties and properties held for sale, less applicable income tax	—	2,289

Income before taxes on income	1,507	4,605
Taxes on income	82	125

Net income	$1,425	$4,480

Weighted average number of shares outstanding, basic and diluted	107,231	107,231

Net income per share, basic and diluted	$0.01	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the
	Three Months Ended
	March 31,
(in thousands)	2018	2017

Net income	$1,425	$4,480

Comprehensive income:
Unrealized gain on derivative financial instruments	6,575	1,873

Total comprehensive income	6,575	1,873

Comprehensive income	$8,000	$6,353

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$1,425	$4,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	24,748	25,937
Amortization of above and below market leases	(85)	(168)
Hedge ineffectiveness	—	(22)
(Gain) loss on sale of properties and properties held for sale, less applicable income tax	—	(2,289)
Equity in losses of non-consolidated REITs	105	397
Increase in allowance for doubtful accounts	75	—
Changes in operating assets and liabilities:
Tenant rent receivables	(363)	(672)
Straight-line rents	40	(1,082)
Lease acquisition costs	(276)	(292)
Prepaid expenses and other assets	(274)	1
Accounts payable, accrued expenses and other items	(6,911)	(10,219)
Accrued compensation	(2,529)	(2,525)
Tenant security deposits	205	86
Payment of deferred leasing commissions	(1,082)	(1,606)
Net cash provided by operating activities	15,078	12,026
Cash flows from investing activities:
Property improvements, fixtures and equipment	(10,774)	(11,615)
Distributions in excess of earnings from non-consolidated REITs	355	346
Repayment of related party mortgage receivable	265	265
Proceeds received on sales of real estate assets	—	6,160
Net cash used in investing activities	(10,154)	(4,844)
Cash flows from financing activities:
Distributions to stockholders	(20,374)	(20,374)
Borrowings under bank note payable	30,000	30,000
Repayments of bank note payable	(10,000)	(15,000)
Deferred financing costs	(14)	—
Net cash used in financing activities	(388)	(5,374)
Net increase in cash, cash equivalents and restricted cash	4,536	1,808
Cash, cash equivalents and restricted cash, beginning of year	9,819	9,366
Cash, cash equivalents and restricted cash, end of period	$14,355	$11,174

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$7,143	$7,211
Taxes	$69	$152
Non-cash investing and financing activities:
Accrued costs for purchases of real estate assets	$4,339	$8,719

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

As of March 31, 2018, the Company owned and operated a portfolio of real estate consisting of 34 operating properties, one property that was substantially redeveloped and is in lease-up and six managed Sponsored REITs; and held four promissory notes secured by mortgages on real estate owned by Sponsored REITs, including two mortgage loans and two revolving lines of credit.  From time-to-time, the Company may acquire, develop or redevelop real estate, make additional secured loans or acquire a Sponsored REIT.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s number of operating properties and rentable square feet of real estate.  In January 2016, the Company classified one property as non-operating that was substantially redeveloped and is in lease-up, which is excluded as of March 31, 2018.

	As of March 31,
	2018	2017
Commercial real estate:
Number of properties	34	35
Rentable square feet	9,760,657	10,118,212

Basis of Presentation

The unaudited consolidated financial statements of the Company include all of the accounts of the Company and its majority-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other period.

Financial Instruments

As disclosed in Note 4, the Company’s derivatives are recorded at fair value using Level 2 inputs.  The Company estimates that the carrying values of cash, cash equivalents and restricted cash, receivables and tenant security deposits approximate their fair values based on their short-term maturity and the loan receivable, bank note and term loans payable approximate their fair values as they bear interest at variable interest rates at spreads that approximate market.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows.

	March 31,	March 31,
(in thousands)	2018	2017

Cash and cash equivalents	$14,355	$11,143
Restricted cash	—	31
Total cash, cash equivalents and restricted cash	$14,355	$11,174

Amounts included in restricted cash represent amounts set aside for the payments to be made pursuant to our employee’s flexible medical spending accounts.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), which provides guidance for revenue recognition.  The standard’s core principle is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services.  This update is effective for interim and annual reporting periods beginning after December 15, 2017.  A substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from Topic 606.  The Company adopted Topic 606 using the modified retrospective approach effective January 1, 2018 and the adoption did not have an impact on the amount or timing of revenue recognition in the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 requires lessees to establish a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term on their balance sheets.  Lessees will continue to recognize lease expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  This new standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter with early adoption permitted.  The Company is currently evaluating the potential changes from ASU 2016-02 to future financial reporting and disclosures.  The Company expects the adoption of this standard in 2019 will increase its assets and liabilities by approximately $3 million for the addition of right-of-use assets and lease liabilities related to an operating lease for office space; however, the Company does not expect the standard to have a material impact to its results of operations or liquidity.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses.  The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the potential impact the adoption of ASU 2016-13 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how reporting entities should present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this guidance during the first quarter of 2018 and applied it retrospectively. Pursuant to the adoption, the Company elected the cumulative earnings approach related to the distributions received from its equity method investments. The adoption did not have an impact on the Company’s Consolidated Statements of Cash Flows.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU 2016-18”), which clarifies how reporting entities should present restricted cash and restricted cash equivalents. Reporting entities will show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheets. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Upon the adoption of ASU 2016-18, the Company reconciled both cash and cash equivalents and restricted cash and restricted cash equivalents, whereas under the previous guidance the Company explained the changes during the period for cash and cash equivalents only.  Prior periods were retrospectively adjusted to conform to the current period’s presentation.

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

2.  Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At March 31, 2018 and December 31, 2017, the Company held a common stock interest in six  Sponsored REITs.  The Company holds a non-controlling preferred stock investment in two of these Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

Equity in losses of investment in non-consolidated REITs:

The following table includes equity in losses of investments in non-consolidated REITs

	Three Months Ended March 31,
(in thousands)	2018	2017

Equity in losses of East Wacker	$77	$142
Equity in losses of Grand Boulevard	28	255
	$105	$397

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

The Company recorded distributions of $355,000 and $346,000 from non-consolidated REITs during the three months ended March 31, 2018 and 2017, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $136,000 and $156,000 for the three months ended March 31, 2018 and 2017, respectively.

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

The following is a summary of the Sponsored REIT Loans outstanding as of March 31, 2018:

			Maximum	Amount				Interest
(dollars in thousands)		Maturity	Amount	Drawn at	Interest		Draw	Rate at
Sponsored REIT	Location	Date	of Loan	31-Mar-18	Rate (1)		Fee (2)	31-Mar-18

Secured revolving lines of credit
FSP Satellite Place Corp.	Duluth, GA	31-Dec-19	$5,500	$1,855	L+	4.4%	0.5%	6.09%
FSP Energy Tower I Corp.	Houston, TX	30-Jun-19	20,000	15,600	L+	5.0%	0.5%	6.69%

Mortgage loan secured by property
FSP Monument Circle LLC (3)	Indianapolis, IN	7-Dec-18	21,000	21,000		4.90%	n/a	4.90%
FSP Energy Tower I Corp. (4)	Houston, TX	30-Jun-19	33,000	33,000		6.41%	n/a	6.41%

			$79,500	$71,455

(1)	The interest rate is 30-day LIBOR rate plus the additional rate indicated, otherwise a fixed rate.
(2)	The draw fee is a percentage of each new advance, and is paid at the time of each new draw.
(3)	This mortgage loan includes an origination fee of $164,000 and an exit fee of $38,000 when repaid by the borrower.
(4)	This mortgage loan includes an annual extension fee of $108,900 paid by the borrower.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $1,120,000 and $1,214,000 for the three months ended March 31, 2018 and 2017, respectively.

Non-consolidated REITs:

The balance sheet data below for 2018 and 2017 includes the 6 Sponsored REITs the Company held an interest in as of March 31, 2018 and December 31, 2017.  The operating data below for 2018 and 2017 include the operations of the 6 and 7 Sponsored REITs in which the Company held an interest in during the three months ended March 31, 2018 and 2017, respectively.

Summarized financial information for these Sponsored REITs is as follows:

	March 31,	December 31,
(in thousands)	2018	2017

Balance Sheet Data (unaudited):
Real estate, net	$311,178	$312,861
Other assets	70,909	74,076
Total liabilities	(148,088)	(151,092)
Shareholders’ equity	$233,999	$235,845

	For the Three Months Ended
	March 31,
(in thousands)	2018	2017

Operating Data (unaudited):
Rental revenues	$13,229	$13,875
Other revenues	1	2
Operating and maintenance expenses	(6,892)	(7,176)
Depreciation and amortization	(4,369)	(5,316)
Interest expense	(2,006)	(2,119)
Net loss	$(37)	$(734)

3.  Bank Note Payable and Term Note Payable

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

The JPM Term Loan bears interest at either (i) a number of basis points over the Eurodollar Rate depending on the Company’s credit rating (135.0 basis points over the Eurodollar Rate at March 31, 2018) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (35.0 basis points over the base rate at March 31, 2018).

Based upon the Company’s credit rating, as of March 31, 2018, the interest rate on the JPM Term Loan was 3.29% per annum.  The weighted average interest rate on the JPM Term Loan during the three months ended March 31, 2018 was approximately 3.01% per annum.  The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2017 was approximately 2.45% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the JPM Term Loan financial covenants as of March 31, 2018.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at March 31, 2018) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at March 31, 2018).

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, as of March 31, 2018, the effective interest rate on the BMO Term Loan was 3.97% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or BMO administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of March 31, 2018.

The Company may use the proceeds of the loans under the BMO Credit Agreement to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BMO Credit Agreement.

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

As of March 31, 2018, there were borrowings of $98 million outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.20% over LIBOR at March 31, 2018) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at March 31, 2018). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.25% at March 31, 2018).

Based upon the Company’s credit rating, as of March 31, 2018 the interest rate on the BAML Revolver was 2.93% per annum and there were borrowings of $98 million outstanding.  The weighted average interest rate on all amounts outstanding on the BAML Revolver during the three months ended March 31, 2018 was approximately 2.79% per annum.  As of December 31, 2017, there were borrowings of $78 million outstanding under the BAML Revolver at an interest rate of 2.63% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.35% over LIBOR at March 31, 2018) or (ii) a margin over the base rate depending on the Company’s credit rating (0.35% over the base rate at March 31, 2018).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement.  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years, until September 27, 2017.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021.  Accordingly, based upon the Company’s credit rating, as of March 31, 2018, the effective interest rate on the BAML Term Loan was 2.47% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the BAML Credit Facility financial covenants as of March 31, 2018.

The Company may use the proceeds of the loans under the BAML Credit Facility to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BAML Credit Facility.

Senior Notes

On October 24, 2017, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with the various purchasers named therein (the “Purchasers”) in connection with a private placement of senior unsecured notes. Under the Note Purchase Agreement, the Company agreed to sell to the Purchasers an aggregate principal amount of $200 million of senior unsecured notes consisting of (i) 3.99% Series A Senior Notes due December 20, 2024 in an aggregate principal amount of $116 million (the “Series A Notes”) and (ii) 4.26% Series B Senior Notes due December 20, 2027 in an aggregate principal amount of $84 million (the “Series B Notes”) and, together with the Series A Notes, the “Senior Notes”). On December 20, 2017, the Senior Notes were funded and proceeds were used to reduce the outstanding balance of the BAML Revolver.

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BAML Credit Facility, the BMO Credit Agreement and the JPM Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60%  (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the Existing Credit Agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries.  The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations

4.  Financial Instruments: Derivatives and Hedging

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

The following table summarizes the notional and fair value of our derivative financial instruments at March 31, 2018. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$18,374
BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$366

On March 31, 2018, the 2017 Interest Rate Swap was reported as an asset at its fair value of approximately $18.4 million and the BMO Interest Rate Swap was reported as an asset at its fair value of approximately $0.4 million.    These are included in other assets: derivative asset on the consolidated balance sheet at March 31, 2018.  Offsetting adjustments are reported as unrealized gains or losses on derivative financial instruments in accumulated other comprehensive income of $6.6 million.  During the three months ended March 31, 2018,  $0.1 million was reclassified out of other comprehensive income and into interest expense.

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings.  The Company estimates that approximately $5.4 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

The Company’s derivatives are recorded at fair value in other assets in the consolidated balance sheets.  The effective portion of the derivatives’ fair value is recorded to comprehensive income in the consolidated statements of other comprehensive income (loss) and the ineffective portion of the derivatives’ fair value is recognized directly into earnings as Other in the consolidated statements of income.

The interest rate swaps effectively fix the interest rate on the BAML Term Loan and BMO Term Loan; however, prior to October 18, 2017, there was no floor on the variable interest rate of the swaps whereas the BAML Term Loan and BMO Term Loan were subject to a zero percent floor. As a result there was a mismatch and the ineffective portion of the derivatives’ changes in fair value were recognized directly into earnings.    On October 18, 2017, the Company amended the BMO Term Loan and BAML Term Loan to, among other changes, provide that the deemed zero percent interest rate floor is not applicable to any loan where there is a corresponding interest rate swap contract in place.

During the three months ended March 31, 2017, the Company recorded $22,000 of hedge ineffectiveness in earnings.  Hedge ineffectiveness is included in “Other” in the consolidated statements of income.

5.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at each of March 31, 2018 and 2017.

6.  Stockholders’ Equity

As of March 31, 2018, the Company had 107,231,155 shares of common stock outstanding.  The Company declared and paid dividends as follows (in thousands, except per share amounts):

	Dividends Per	Total
Quarter Paid	Share	Dividends

First quarter of 2018	$0.19	$20,374

First quarter of 2017	$0.19	$20,374

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a taxable REIT subsidiary (“TRS”).  In the case of TRSs, the Company’s ownership of securities in all TRSs generally cannot exceed 20% of the value of all of the Company’s assets beginning with calendar year 2018 and 25% for previous years and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company’s assets.  FSP Investments LLC and FSP Protective TRS Corp. are the Company’s taxable REIT subsidiaries operating as taxable corporations under the Code.

Income taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company’s assets and liabilities.  In estimating future tax consequences, potential future events are considered except for potential changes in income tax law or in rates.  The Tax Cuts and Job Act of 2017 is not expected to have a material impact on the Company’s income taxes.

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

The Company is subject to a business tax known as the Revised Texas Franchise Tax.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax.  The Company recorded a provision for the Revised Texas Franchise Tax of $70,000 and $89,000 for the three months ended March 31, 2018 and 2017, respectively.

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.  The Tax Cuts and Jobs Act of 2017 is not expected to have an impact on the Company’s ability to use NOL’s or the valuation allowance.  The gross amount of NOLs available to the Company was $13,041,000 as of each of March 31, 2018 and December 31, 2017.

Income Tax Expense

The income tax expense reflected in the consolidated statements of income relates primarily to a franchise tax on our Texas properties.  FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties and the tax expenses associated with these activities are reported as Other Taxes in the table below:

	For the Three Months Ended March 31,
(Dollars in thousands)	2018	2017

Revised Texas franchise tax	$70	$89
Other Taxes	12	36
Taxes on income	$82	$125

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

9.  Subsequent Events

On April 6, 2018, the Board of Directors of the Company declared a cash distribution of $0.09 per share of common stock payable on May 10, 2018 to stockholders of record on April 20, 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017.  Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States, changes in interest rates, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, uncertainties relating to fiscal policy, changes in government regulations and regulatory uncertainty, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A. “Risk Factors” below.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

As of March 31, 2018,  approximately 7.7 million square feet, or approximately 78.0% of our total owned portfolio, was located in our five core markets.  From time-to-time we may dispose of our smaller, suburban office assets and replace them with larger urban infill and central business district office assets located primarily in our five core markets.  As we execute this strategy, short term operating results could be adversely impacted.  However, we believe that the transformed portfolio has the potential to provide higher profit and asset value growth over a longer period of time.

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

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  On an on-going basis, we evaluate our estimates.  In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.  The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.  No changes to our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), which provides guidance for revenue recognition.  The standard’s core principle is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services.  This update is effective for interim and annual reporting periods beginning after December 15, 2017.  A substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from Topic 606.  The Company adopted Topic 606 using the modified retrospective approach effective January 1, 2018 and the adoption did not have an impact on the amount or timing of revenue recognition in the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 requires lessees to establish a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term on their balance sheets.  Lessees will continue to recognize lease expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  This new standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter with early adoption permitted.  We are currently evaluating the potential changes from ASU 2016-02 to future financial reporting and disclosures.  We expect the adoption of this standard in 2019 will increase our assets and liabilities by approximately $3 million for the addition of right-of-use assets and lease liabilities related to an operating lease for office space; however, we do not expect the standard to have a material impact to our results of operations or liquidity.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses.  The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU 2016-13 will have in our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how reporting entities should present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this guidance during the first quarter of 2018 and applied it retrospectively. Pursuant to the adoption, we elected the cumulative earnings approach related to the distributions received from its equity method investments. The adoption did not have an impact on our Consolidated Statements of Cash Flows.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU 2016-18”), which clarifies how reporting entities should present restricted cash and restricted cash equivalents. Reporting entities will show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheets. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Upon the adoption of ASU 2016-18, we reconciled both cash and cash equivalents and restricted cash and restricted cash equivalents, whereas under the previous guidance we explained the changes during the period for cash and cash equivalents only.    Prior periods were retrospectively adjusted to conform to the current period’s presentation.

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

Real Estate Operations

Leasing

Our real estate portfolio was approximately 88.5% leased as of March 31, 2018, a decrease from 89.7% as of December 31, 2017.  The 1.2% decrease in leased space was a result of lease expirations and terminations during the three months ended March 31, 2018.  As of March 31, 2018, we had approximately 1,119,000 square feet of vacancy in our portfolio compared to approximately 1,007,000 square feet of vacancy at December 31, 2017.  During the three months ended March 31, 2018, we leased approximately 109,000 square feet of office space, of which approximately 84,000 square feet were with existing tenants, at a weighted average term of 5.9 years.  On average, tenant improvements for such leases were $26.35 per square foot, lease commissions were $8.18 per square foot and rent concessions were approximately two months of free rent.  Average GAAP base rents under such leases were $30.42 per square foot, or 2.9%  lower than average rents in the respective properties as applicable compared to the year ended December 31, 2017.

In January 2016, our property at 801 Marquette Avenue in Minneapolis, Minnesota, with approximately 170,000 square feet of space, became vacant and we subsequently redeveloped the property.  Interior demolition and construction work commenced during the three months ended September 30, 2016.  As of March 31, 2018, we had incurred approximately $16.9 million in total redevelopment costs.  Delivery of the substantially completed project was achieved at the end of the second quarter of 2017.  Redevelopment of 801 Marquette Avenue has resulted in approximately 130,000 of net rentable square feet for the property.  We anticipate the project, when leased, will attain rents of approximately $17 to $19 net rent per square foot compared to previously expired net rent of approximately $4.75 per square foot.

As of March 31, 2018, leases for approximately 10.1% and 12.6% of the square footage in our portfolio are scheduled to expire during 2018 and 2019, respectively.  As the second quarter of 2018 begins, we believe that our property portfolio is well stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants.  We believe that most of our largest property markets are now experiencing generally steady or improving rental conditions.  We anticipate positive leasing activity within the portfolio during 2018.

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

During 2018:

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

Results of Operations

The following table shows financial results for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(in thousands)	2018	2017	Change
Revenues:
Rental	$65,628	$67,376	$(1,748)
Related party revenue:
Management fees and interest income from loans	1,256	1,370	(114)
Other	9	10	(1)
Total revenues	66,893	68,756	(1,863)
Expenses:
Real estate operating expenses	17,151	17,308	(157)
Real estate taxes and insurance	11,177	12,403	(1,226)
Depreciation and amortization	24,035	25,332	(1,297)
General and administrative	3,432	3,443	(11)
Interest	9,486	7,579	1,907
Total expenses	65,281	66,065	(784)

Income before equity in losses of non-consolidated REITs, other, gain on sale of properties and properties held for sale, less applicable income tax and taxes	1,612	2,691	(1,079)
Equity in losses of non-consolidated REITs	(105)	(397)	292
Other	—	22	(22)
Gain on sale of properties and properties held for sale, less applicable income tax	—	2,289	(2,289)

Income before taxes on income	1,507	4,605	(3,098)
Taxes on income	82	125	(43)

Net income	$1,425	$4,480	$(3,055)

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017:

Revenues

Total revenues decreased by $1.9 million to $66.9 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.  The decrease was primarily a result of:

•

An decrease in rental revenue of approximately $1.8 million arising primarily from lower rental revenue from lease expirations in the portfolio and from sales of a property on January 6, 2017 and another property on October 20, 2017.  Our leased space decreased 1.1% to 88.5%  at March 31, 2018 compared to 89.6% at March 31, 2017.

•

A decrease in interest income from loans to Sponsored REITs of approximately $0.1 million as a result of repayments of Sponsored REIT Loans, which was partially offset by higher interest rates in 2018 compared to 2017.

Expenses

Total expenses decreased by $0.8 million to $65.3 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.  The decrease was primarily a result of:

•	An decrease in real estate operating expenses and real estate taxes and insurance of approximately $1.4 million and a decrease in depreciation and amortization of approximately $1.3 million.

These decreases were partially offset by:

•

An increase in interest expense of approximately $1.9 million to $9.5 million for the three months ended March 31, 2018 compared to the same period in 2017.  The increase was primarily attributable to interest accruing on the Senior Notes (as defined below), which were issued on December 20, 2017 at a weighted average rate of approximately 4.10%, and used to reduce the outstanding balance on the BAML Revolver (as defined below), a 0.27% increase in the average interest rate on the BAML Term Loan (as defined below),  higher short-term interest rates on the BAML Revolver, and an increase in amortization of deferred financing costs during the three months ended March 31, 2018, as compared to the same period in 2017.

Equity in losses of non-consolidated REITs

Equity in losses from non-consolidated REITs decreased approximately $0.3 million during the three months ended March 31, 2018, compared to the same period in 2017.  The decrease was primarily attributable to equity in the loss from our preferred stock investment in a Sponsored REIT, FSP Grand Boulevard Corp., which decreased during the three months ended March 31, 2018, compared to the same period in 2017.

Other

Other expense during the three months ended March 31, 2017 was attributable to hedge ineffectiveness from our derivatives’ fair value prior to October 18, 2017.  The ineffective portion of the derivatives’ fair value was recognized directly into earnings each quarter as hedge ineffectiveness.

Gain on sale of property

During the three months ended December 31, 2016, we reached an agreement to sell an office property located in Milpitas, California.  The property was classified as an asset held for sale at December 31, 2016 and was sold on January 6, 2017 at a $2.3 million gain.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which decreased $19,000 and federal and other income taxes, which decreased by $24,000 during the three months ended March 31, 2018, respectively, compared to the three months ended March 31, 2017.

Net income

Net income for the three months ended March 31, 2018 was $1.4 million compared to net income of $4.5 million for the three months ended March 31, 2017, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the Three Months Ended March 31,
(in thousands):	2018	2017
Net income	$1,425	$4,480
(Gain) on sale of properties and properties held for sale, less applicable income tax	—	(2,289)
Equity in losses of non-consolidated REITs	105	397
FFO from non-consolidated REITs	884	791
Depreciation and amortization	23,950	25,163
NAREIT FFO	26,364	28,542
Hedge ineffectiveness	—	(22)
Acquisition costs of new properties	—	8

Funds From Operations	$26,364	$28,528

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

Net Operating Income (NOI)*

	Rentable
	Square
	Feet	Three Months Ended	Three Months Ended	Inc	%
(in thousands)	or RSF	31-Mar-18	31-Mar-17	(Dec)	Change
Region
East	1,007	$3,991	$3,917	$74	1.9%
MidWest	1,549	6,257	4,365	1,892	43.3%
South	4,597	15,431	17,008	(1,577)	(9.3)%
West	2,608	10,958	10,958	—	—%
Same Store	9,761	36,637	36,248	389	1.1%

Acquisitions	—	—	—	—	—%
Property NOI* from the continuing portfolio	9,761	36,637	36,248	389	1.1%
Dispositions, Non-Operating, Development or Redevelopment	-	79	625	(546)	(1.5)%
Property NOI*	9,761	$36,716	$36,873	$(157)	(0.4)%

Same Store		$36,637	$36,248	$389	1.1%

Less Nonrecurring
Items in NOI* (a)		761	65	696	(1.9)%

Comparative
Same Store		$35,876	$36,183	$(307)	(0.8)%

		Three Months Ended	Three Months Ended
Reconciliation to Net Income (Loss)		31-Mar-18	31-Mar-17
Net income		$1,425	$4,480
Add (deduct):
(Gain) loss on sale of properties and properties held for sale, less applicable income taxes		—	(2,289)
Hedge ineffectiveness		—	(22)
Management fee income		(746)	(794)
Depreciation and amortization		24,035	25,332
Amortization of above/below market leases		(85)	(168)
General and administrative		3,432	3,443
Interest expense		9,486	7,579
Interest income		(1,120)	(1,214)
Equity in losses of non-consolidated REITs		105	397
Non-property specific items, net		184	129

Property NOI*		$36,716	$36,873

(a)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the three months ending March 31, 2018 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	March 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2018 (a)	Square Feet (b)

Forest Park	Charlotte	NC	1999	62,212	62,212	100.0%	$13.63
Meadow Point	Chantilly	VA	1999	138,537	138,537	100.0%	27.13
Innsbrook	Glen Allen	VA	1999	298,456	298,456	100.0%	15.15
Loudoun Tech Center	Dulles	VA	1999	136,658	130,850	95.8%	18.64
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	38.84
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	34.51
East total				1,006,863	1,001,055	99.4%	24.83
Northwest Point	Elk Grove Village	IL	1999	177,095	177,095	100.0%	33.15
909 Davis Street	Evanston	IL	2002	195,098	152,547	78.2%	36.79
River Crossing	Indianapolis	IN	1998	205,059	195,954	95.6%	23.77
Timberlake	Chesterfield	MO	1999	234,496	234,496	100.0%	30.08
Timberlake East	Chesterfield	MO	2000	117,036	117,036	100.0%	30.29
121 South 8th Street	Minneapolis	MN	1974	293,422	219,597	74.8%	21.69
Plaza Seven	Minneapolis	MN	1987	326,483	304,250	93.2%	34.61
Midwest total				1,548,689	1,400,975	90.5%	30.00
Blue Lagoon Drive	Miami	FL	2002	212,619	212,619	100.0%	22.49
One Overton Park	Atlanta	GA	2002	387,267	236,504	61.1%	23.71
Park Ten	Houston	TX	1999	157,460	107,986	68.6%	29.13
Addison Circle	Addison	TX	1999	288,794	257,893	89.3%	33.50
Collins Crossing	Richardson	TX	1999	300,887	300,887	100.0%	24.32
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	30.51

The information presented below provides the weighted average GAAP rent per square foot for the three months ending March 31, 2018 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	March 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2018 (a)	Square Feet (b)

Park Ten Phase II	Houston	TX	2006	156,746	2,147	1.4%	$2.80
Liberty Plaza	Addison	TX	1985	218,934	194,019	88.6%	22.22
Legacy Tennyson Center	Plano	TX	1999/2008	202,600	140,503	69.4%	19.13
One Legacy Circle	Plano	TX	2008	214,110	214,110	100.0%	37.67
One Ravinia Drive	Atlanta	GA	1985	386,602	352,310	91.1%	25.31
Two Ravinia Drive	Atlanta	GA	1987	411,047	304,010	74.0%	27.07
Westchase I & II	Houston	TX	1983/2008	629,025	524,481	83.4%	28.65
Pershing Park Plaza	Atlanta	GA	1989	160,145	156,013	97.4%	35.75
999 Peachtree	Atlanta	GA	1987	621,946	563,110	90.5%	31.46
South Total				4,596,581	3,814,993	83.0%	28.20
380 Interlocken	Broomfield	CO	2000	240,358	207,213	86.2%	30.32
1999 Broadway	Denver	CO	1986	676,379	523,923	77.5%	30.21
1001 17th Street	Denver	CO	1977/2006	655,413	608,158	92.8%	35.26
600 17th Street	Denver	CO	1982	598,626	509,299	85.1%	32.63
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	25.13
390 Interlocken	Broomfield	CO	2002	241,512	236,223	97.8%	30.78
West Total				2,608,524	2,281,051	87.4%	31.73

Grand Total				9,760,657	8,498,074	87.1%	$29.05

(a)	Based on weighted occupied square feet for the three months ended March 31, 2018, including month-to-month tenants, divided by the Property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the three months ended March 31, 2018, per weighted occupied square foot.

Liquidity and Capital Resources

Cash and cash equivalents were $14.3 million and $9.8 million at March 31, 2018 and December 31, 2017, respectively. The increase of $4.5 million is attributable to $15.1 million provided by operating activities, less $10.2 million used in investing activities less $0.4 million used in financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties.

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2018 of $15.1 million is primarily attributable to net income of $1.4 million plus the add-back of $24.9 million of non-cash expenses and a decrease in tenant security deposits of $0.2 million.  These amounts were partially offset by an increase in accounts payable and accrued compensation expenses of $9.4 million, an increase in payments of deferred leasing commissions of $1.1 million,  an increase in lease acquisition costs of $0.3 million,  an increase in tenant rent receivables of $0.3 million and an increase in prepaid and other expenses of $0.3 million.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2018 of $10.2  million is primarily attributable to the purchases of other real estate assets and office equipment investments of approximately $10.8 million.  This uses was partially offset by repayments received from one related party mortgage receivable of $0.3 million and distributions received from non-consolidated REITs of $0.3 million.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2018 of $0.4 million is primarily attributable to distributions paid to stockholders of $20.4 million, which was partially offset by net borrowings on the BAML Revolver (as defined below) of $20.0 million.

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

The JPM Term Loan bears interest at either (i) a number of basis points over the Eurodollar Rate depending on the Company’s credit rating (135.0 basis points over the Eurodollar Rate at March 31, 2018) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (35.0 basis points over the base rate at March 31, 2018).

Based upon the Company’s credit rating, as of March 31, 2018, the interest rate on the JPM Term Loan was 3.29% per annum.  The weighted average interest rate on the JPM Term Loan during the three months ended March 31, 2018, was approximately 3.01% per annum.  The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2017 was approximately 2.45% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the JPM Term Loan financial covenants as of March 31, 2018.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at March 31, 2018) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at March 31, 2018).

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, as of March 31, 2018, the effective interest rate on the BMO Term Loan was 3.97% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or BMO administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of March 31, 2018.

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

•

Borrowings made pursuant to the BAML Revolver may be borrowed, repaid and reborrowed from time to time until the maturity date of January 12, 2022.  The Company has the right to extend the maturity date of the BAML Revolver by two additional 6 month periods, or until January 12, 2023, upon payment of a fee and satisfaction of certain customary conditions.

•

The BAML Credit Facility includes an accordion feature that allows for an aggregate amount of up to $500 million of additional borrowing capacity applicable to the BAML Revolver and/or the BAML Term Loan, subject to receipt of lender commitments and satisfaction of certain customary conditions.

As of March 31, 2018, there were borrowings of $98 million outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.20% over LIBOR at March 31, 2018) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at March 31, 2018). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.25% at March 31, 2018).

Based upon the Company’s credit rating, as of March 31, 2018.  the interest rate on the BAML Revolver was 2.93% per annum and there were borrowings of $98 million outstanding.  The weighted average interest rate on all amounts outstanding on the BAML Revolver during the three months ended March 31, 2018, was approximately 2.79% per annum.  As of December 31, 2017, there were borrowings of $78 million outstanding under the BAML Revolver at an interest rate of 2.63% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.35% over LIBOR at March 31, 2018) or (ii) a margin over the base rate depending on the Company’s credit rating (0.35% over the base rate at March 31, 2018).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement.  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years, until September 27, 2017.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021.  Accordingly, based upon the Company’s credit rating, as of March 31, 2018, the effective interest rate on the BAML Term Loan was 2.47% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the BAML Credit Facility financial covenants as of March 31, 2018.

The Company may use the proceeds of the loans under the BAML Credit Facility to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BAML Credit Facility.

Senior Notes

On October 24, 2017, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with the various purchasers named therein (the “Purchasers”) in connection with a private placement of senior unsecured notes. Under the Note Purchase Agreement, the Company agreed to sell to the Purchasers an aggregate principal amount of $200 million of senior unsecured notes consisting of (i) 3.99% Series A Senior Notes due December 20, 2024 in an aggregate principal amount of $116 million (the “Series A Notes”) and (ii) 4.26% Series B Senior Notes due December 20, 2027 in an aggregate principal amount of $84 million (the “Series B Notes,” and, together with the Series A Notes, the “Senior Notes”). On December 20, 2017, the Senior Notes were funded and proceeds were used to reduce the outstanding balance of the BAML Revolver.

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

Equity Securities

As of March 31,2018, we had an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our debt securities, common stock, preferred stock or depository shares. From time to time, we expect to issue debt securities, common stock, preferred stock or depository shares under our existing automatic shelf registration statements or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of March 31, 2018, we were committed to fund up to $79.5 million to three Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $71.5 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Additional information about our Sponsored REIT Loans outstanding as of March 31, 2018, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-Consolidated Entities, Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the three months ended March 31, 2018 and 2017, respectively, the rental income exceeded the expenses for each individual property, with the exception of one property located in Minneapolis, Minnesota for the three months ended March 31,  2018 and 2017, and one property located in Houston, Texas during the three months ended March 31, 2018.

Our property located at 801 Marquette Avenue in Minneapolis, Minnesota has approximately 170,000 square feet of rentable space and became vacant in January 2016.  On June 30, 2016, we commenced a redevelopment plan for the property and substantially completed the redevelopment in the second quarter of 2017 and we are actively marketing the property for leasing as of March 31, 2018.  As a result of the vacancy, we had no rental income and had operating expenses of $37,000 during the three months ended March 31, 2018.   We had no rental income and had operating expenses of $1,000 during the three months ended March 31, 2017.

Our property located at 16290 Katy Freeway in Houston, Texas has approximately 157,000 square feet of rentable space and became substantially vacant on April 30, 2017 when two tenants vacated 155,000 square feet of space.  We had rental income of $2,000 and had operating expenses of $370,000 during the three months ended March 31, 2018.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  As of March 31, 2018 and December 31, 2017, if market rates on our outstanding borrowings under our BAML Revolver increased by 10% at maturity, or approximately 31 and 29 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.8 million and $0.7 million annually, respectively.  Based upon our credit rating, the interest rate on the BAML Revolver as of March 31, 2018, was LIBOR plus 120 basis points, or 3.08% per annum.  Based upon our credit rating, the interest rate on the JPM Term Loan as of March 31, 2018 was the Eurodollar Rate plus 135 basis points, or 3.29% per annum .  We do not believe that the interest rate risk on the BAML Revolver and the JPM Term Loan is material as of March 31, 2018.

Although the interest rates on the BMO Term Loan and the BAML Term Loan are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BAML Term Loan by entering into interest rate swap agreements.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning September 27, 2017 and ending September 27, 2021 (the “2017 Interest Rate Swap”).  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum until September 27, 2017 (the “BAML Interest Rate Swap”).  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum until August 26, 2020 (the “BMO Interest Rate Swap”).  Accordingly, based upon our credit rating, as of March 31, 2018, the interest rate on the BMO Term Loan was 3.97% per annum and the interest rate on the BAML Term Loan was 2.47% per annum.  The fair value of the 2017 Interest Rate Swap and the BMO Interest Rate Swap are affected by changes in market interest rates.  We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the 2017 Interest Rate Swap from September 27, 2017 until September 27, 2021.  We believe we have mitigated interest rate risk with respect to the BMO Term Loan through the BMO Interest Rate Swap until August 26, 2020.  The 2017 Interest Rate Swap and the BMO Interest Rate Swap were our only derivative instruments as of March 31, 2018.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BAML Term Loan and our BMO Term Loan as of March 31, 2018 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$18,374
BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$366

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

During the three months ended March 31, 2017, we recorded $22,000 credit of hedge ineffectiveness in earnings, which is included in “Other” in the consolidated statements of income.  Hedge ineffectiveness is included in Other expense in the consolidated statements of income.

The following table presents as of March 31, 2018, our contractual variable rate borrowings under our BAML Revolver, which matures on January 12, 2022, under our JPM Term Loan, which matures on November 30, 2018, under our BAML Term Loan, which matures on January 12, 2023, under our BMO Term Loan, which matures on August 26, 2020, under our Series A Notes, which mature on December 20, 2024, and under our Series B Notes, which mature on December 20, 2027.  Under the BAML Revolver, we have the right to extend the initial maturity date with two additional six month extensions, or until January 12, 2023, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2018	2019	2020	2021	2022	Thereafter
BAML Revolver	$98,000	$—	$—	$—	$—	$98,000	$—
JPM Term Loan	150,000	150,000	—	—	—	—	—
BAML Term Loan	400,000	—	—	—	—	—	400,000
BMO Term Loan	220,000	—	—	220,000	—	—	—
Series A Notes	116,000	—	—	—	—	—	116,000
Series B Notes	84,000	—	—	—	—	—	84,000
Total	$1,068,000	$150,000	$—	$220,000	$—	$98,000	$600,000

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

As of March 31, 2018, there have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2017 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Consolidated Financial Statements.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: May 1, 2018	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: May 1, 2018	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)