Form 10-Q
period 2018-06-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2018-07-31
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018.

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

The number of shares of common stock outstanding as of July 26,  2018 was 107,231,155.

Franklin Street Properties Corp.
Form 10-Q

Quarterly Report
June 30, 2018

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Franklin Street Properties Corp.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share and par value amounts)	2018	2017
Assets:
Real estate assets:
Land	$191,578	$191,578
Buildings and improvements	1,833,470	1,811,631
Fixtures and equipment	7,565	5,614
	2,032,613	2,008,823
Less accumulated depreciation	405,115	376,131
Real estate assets, net	1,627,498	1,632,692
Acquired real estate leases, less accumulated amortization of $96,899 and $109,771, respectively	71,861	86,520
Investment in non-consolidated REITs	69,067	70,164
Cash, cash equivalents and restricted cash	10,448	9,819
Tenant rent receivables, less allowance for doubtful accounts of $170 and $250, respectively	4,039	3,123
Straight-line rent receivable, less allowance for doubtful accounts of $50 and $50, respectively	53,294	53,194
Prepaid expenses and other assets	7,444	8,387
Related party mortgage loan receivables	71,190	71,720
Other assets: derivative asset	21,196	13,925
Office computers and furniture, net of accumulated depreciation of $1,473 and $1,420, respectively	236	289
Deferred leasing commissions, net of accumulated amortization of $23,698 and $22,276, respectively	43,254	40,679
Total assets	$1,979,527	$1,990,512

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$98,000	$78,000
Term loans payable, less unamortized financing costs of $4,382 and $5,099, respectively	765,618	764,901
Series A&B Senior Notes, less unamortized financing costs of $1,232 and $1,308, respectively	198,768	198,692
Accounts payable and accrued expenses	52,651	61,039
Accrued compensation	1,778	3,641
Tenant security deposits	5,576	5,383
Other liabilities: derivative liabilities	—	1,759
Acquired unfavorable real estate leases, less accumulated amortization of $8,118 and $7,638, respectively	4,749	5,805
Total liabilities	1,127,140	1,119,220

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 107,231,155 and 107,231,155 shares issued and outstanding, respectively	11	11
Additional paid-in capital	1,356,457	1,356,457
Accumulated other comprehensive income	21,196	12,166
Accumulated distributions in excess of accumulated earnings	(525,277)	(497,342)
Total stockholders’ equity	852,387	871,292
Total liabilities and stockholders’ equity	$1,979,527	$1,990,512

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017

Revenues:
Rental	$65,409	$66,995	$131,037	$134,371
Related party revenue:
Management fees and interest income from loans	1,276	1,366	2,532	2,736
Other	9	10	18	20
Total revenues	66,694	68,371	133,587	137,127
Expenses:
Real estate operating expenses	16,954	17,286	34,105	34,594
Real estate taxes and insurance	12,292	11,595	23,469	23,998
Depreciation and amortization	23,591	25,279	47,626	50,611
General and administrative	3,082	3,077	6,514	6,520
Interest	9,753	7,893	19,239	15,472
Total expenses	65,672	65,130	130,953	131,195

Income before equity in losses of non-consolidated REITs, other and gain on sale of properties and properties held for sale, less applicable income tax and taxes	1,022	3,241	2,634	5,932
Equity in losses of non-consolidated REITs	(282)	(201)	(387)	(598)
Other	—	129	—	151
Gain (loss) on sale of properties and properties held for sale, less applicable income tax	—	(20,492)	—	(18,203)

Income (loss) before taxes on income	740	(17,323)	2,247	(12,718)
Taxes on income	75	72	157	197

Net income (loss)	$665	$(17,395)	$2,090	$(12,915)

Weighted average number of shares outstanding, basic and diluted	107,231	107,231	107,231	107,231

Net income (loss) per share, basic and diluted	$0.01	$(0.16)	$0.02	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Net income (loss)	$665	$(17,395)	$2,090	$(12,915)

Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	2,455	(2,411)	9,030	(538)

Total comprehensive income (loss)	2,455	(2,411)	9,030	(538)

Comprehensive income (loss)	$3,120	$(19,806)	$11,120	$(13,453)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income (loss)	$2,090	$(12,915)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	49,050	51,823
Amortization of above and below market leases	(208)	(855)
Hedge ineffectiveness	—	(151)
(Gain) loss on sale of properties and properties held for sale, less applicable income tax	—	18,203
Equity in losses of non-consolidated REITs	387	598
Increase (decrease) in allowance for doubtful accounts	(80)	25
Changes in operating assets and liabilities:
Tenant rent receivables	(836)	(1,618)
Straight-line rents	299	(1,897)
Lease acquisition costs	(398)	(318)
Prepaid expenses and other assets	325	(503)
Accounts payable, accrued expenses and other items	(8,609)	(6,829)
Accrued compensation	(1,863)	(1,855)
Tenant security deposits	193	12
Payment of deferred leasing commissions	(6,641)	(3,632)
Net cash provided by operating activities	33,709	40,088
Cash flows from investing activities:
Property improvements, fixtures and equipment	(24,281)	(28,464)
Distributions in excess of earnings from non-consolidated REITs	710	691
Repayment of related party mortgage receivable	530	9,530
Proceeds received on sales of real estate assets	—	6,160
Net cash used in investing activities	(23,041)	(12,083)
Cash flows from financing activities:
Distributions to stockholders	(30,025)	(40,748)
Borrowings under bank note payable	30,000	40,000
Repayments of bank note payable	(10,000)	(25,000)
Deferred financing costs	(14)	—
Net cash used in financing activities	(10,039)	(25,748)
Net increase in cash, cash equivalents and restricted cash	629	2,257
Cash, cash equivalents and restricted cash, beginning of year	9,819	9,366
Cash, cash equivalents and restricted cash, end of period	$10,448	$11,623

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$18,001	$14,542
Taxes	$485	$583
Non-cash investing and financing activities:
Accrued costs for purchases of real estate assets	$5,360	$10,041

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Notes to Consolidated Financial Statements
(Unaudited)

1.  Organization, Properties, Basis of Presentation, Financial Instruments and Recent Accounting Standards

Organization

Franklin Street Properties Corp. (“FSP Corp.” or the “Company”) holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC,  FSP Holdings LLC and FSP Protective TRS Corp.  FSP Property Management LLC provides asset management and property management services.  The Company also has a non-controlling common stock interest in five corporations organized to operate as real estate investment trusts (“REIT”) and a non-controlling preferred stock interest in two of those REITs.  Collectively, the five REITs are referred to as the “Sponsored REITs”.

As of June 30, 2018, the Company owned and operated a portfolio of real estate consisting of 34 operating properties, one property that was substantially redeveloped and is in lease-up and five managed Sponsored REITs; and held four promissory notes secured by mortgages on real estate owned by Sponsored REITs, including two mortgage loans and two revolving lines of credit.  From time-to-time, the Company may acquire, develop or redevelop real estate, make additional secured loans or acquire a Sponsored REIT.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s number of operating properties and rentable square feet of real estate.  In January 2016, the Company classified one property as non-operating that was substantially redeveloped and is in lease-up, which is excluded as of June 30, 2018 and 2017.

	As of June 30,
	2018	2017
Commercial real estate:
Number of properties	34	35
Rentable square feet	9,760,699	10,084,710

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other period.

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

	June 30,	June 30,
(in thousands)	2018	2017

Cash and cash equivalents	$10,448	$11,537
Restricted cash	—	86
Total cash, cash equivalents and restricted cash	$10,448	$11,623

Amounts included in restricted cash represent amounts set aside for the payments to be made pursuant to our employees’ flexible medical spending accounts.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 requires lessees to establish a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term on their balance sheets.  Lessees will continue to recognize lease expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  This new standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter with early adoption permitted.  The Company is currently evaluating the potential changes from ASU 2016-02 to future financial reporting and disclosures.  The Company expects the adoption of this standard in 2019 will increase its assets and liabilities by approximately $3 million for the addition of right-of-use assets and lease liabilities related to an operating lease for office space in which the Comanpany is a tenant; however, the Company does not expect the standard to have a material impact to its results of operations or liquidity.

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

2.  Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At June 30, 2018 and December 31, 2017, the Company held a common stock interest in five and six Sponsored REITs, respectively.  The Company holds a non-controlling preferred stock investment in two of these Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), from which it continues to derive economic benefits and risks.

Equity in losses of investment in non-consolidated REITs:

The following table includes equity in losses of investments in non-consolidated REITs

	Six Months Ended June 30,
(in thousands)	2018	2017

Equity in losses of East Wacker	$26	$251
Equity in losses of Grand Boulevard	52	347
Impairment charge	309	—
	$387	$598

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

At June 30, 2018, the Company recognized an impairment charge of $309,000, which represented the other-than-temporary decline in the fair value below the carrying value of one of the Company’s investments in non-consolidated REITs.  The Company estimated the fair value of its equity investment by estimating the fair value of the property, less estimated costs to sell using a purchase and sale agreement to purchase the property made by third parties (Level 3 inputs, as there is no active market).

The Company received distributions of $710,000 and $691,000 from non-consolidated REITs during the six months ended June 30, 2018 and 2017, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $271,000 and $316,000 for the six months ended June 30, 2018 and 2017, respectively.

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

The following is a summary of the Sponsored REIT Loans outstanding as of June 30, 2018:

			Maximum	Amount				Interest
(dollars in thousands)		Maturity	Amount	Drawn at	Interest		Draw	Rate at
Sponsored REIT	Location	Date	of Loan	30-Jun-18	Rate (1)		Fee (2)	30-Jun-18

Secured revolving lines of credit
FSP Satellite Place Corp.	Duluth, GA	31-Dec-19	$5,500	$1,590	L+	4.4%	0.5%	6.40%
FSP Energy Tower I Corp.	Houston, TX	30-Jun-19	20,000	15,600	L+	5.0%	0.5%	7.00%

Mortgage loan secured by property
FSP Monument Circle LLC (3)	Indianapolis, IN	7-Dec-18	21,000	21,000		4.90%	n/a	4.90%
FSP Energy Tower I Corp. (4)	Houston, TX	30-Jun-19	33,000	33,000		6.41%	n/a	6.41%

			$79,500	$71,190

(1)	The interest rate is 30-day LIBOR rate plus the additional rate indicated, otherwise a fixed rate.
(2)	The draw fee is a percentage of each new advance, and is paid at the time of each new draw.
(3)	This mortgage loan includes an origination fee of $164,000 and an exit fee of $38,000 when repaid by the borrower.
(4)	This mortgage loan includes an annual extension fee of $108,900 paid by the borrower.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $2,262,000 and $2,420,000 for the six months ended June 30, 2018 and 2017, respectively.

Non-consolidated REITs:

The balance sheet data below for 2018 and 2017 includes the 5 Sponsored REITs the Company held an interest in as of June 30, 2018 and the 6 Sponsored REITs the Company held an interest in as of December 31, 2017.  The operating data below for 2018 and 2017 include the operations of the 6 and 7 Sponsored REITs in which the Company held an interest in during the six months ended June 30, 2018 and 2017, respectively.

Summarized financial information for these Sponsored REITs is as follows:

	June 30,	December 31,
(in thousands)	2018	2017

Balance Sheet Data (unaudited):
Real estate, net	$296,588	$312,861
Other assets	69,439	74,076
Total liabilities	(148,896)	(151,092)
Shareholders’ equity	$217,131	$235,845

	For the Six Months Ended
	June 30,
(in thousands)	2018	2017

Operating Data (unaudited):
Rental revenues	$25,755	$28,084
Other revenues	1	4
Operating and maintenance expenses	(13,175)	(14,466)
Depreciation and amortization	(8,606)	(9,943)
Interest expense	(4,030)	(4,226)
Gain (loss) on sale, less applicable income tax	9,393	—
Net income (loss)	$9,338	$(547)

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

The JPM Term Loan bears interest at either (i) a number of basis points over the Eurodollar Rate depending on the Company’s credit rating (135.0 basis points over the Eurodollar Rate at June 30, 2018) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (35.0 basis points over the base rate at June 30, 2018).

Based upon the Company’s credit rating, as of June 30, 2018, the interest rate on the JPM Term Loan was 3.48% per annum.  The weighted average interest rate on the JPM Term Loan during the six months ended June 30, 2018 was approximately 3.16% per annum.  The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2017 was approximately 2.45% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the JPM Term Loan financial covenants as of June 30, 2018.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at June 30, 2018) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at June 30, 2018).

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, as of June 30, 2018, the effective interest rate on the BMO Term Loan was 3.97% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or BMO administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of June 30, 2018.

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

As of June 30, 2018, there were borrowings of $98 million outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.20% over LIBOR at June 30, 2018) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at June 30, 2018). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.25% at June 30, 2018).

Based upon the Company’s credit rating, as of June 30, 2018 the interest rate on the BAML Revolver was 3.24% per annum and there were borrowings of $98 million outstanding.  The weighted average interest rate on all amounts outstanding on the BAML Revolver during the six months ended June 30, 2018 was approximately 2.96% per annum.  As of December 31, 2017, there were borrowings of $78 million outstanding under the BAML Revolver at an interest rate of 2.63% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.35% over LIBOR at June 30, 2018) or (ii) a margin over the base rate depending on the Company’s credit rating (0.35% over the base rate at June 30, 2018).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement.  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years, until September 27, 2017.  On July 22, 2016, the Company entered into ISDA Master

Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021.  Accordingly, based upon the Company’s credit rating, as of June 30, 2018, the effective interest rate on the BAML Term Loan was 2.47% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the BAML Credit Facility financial covenants as of June 30, 2018.

The Company may use the proceeds of the loans under the BAML Credit Facility to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BAML Credit Facility.

Senior Notes

On October 24, 2017, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with the various purchasers named therein (the “Purchasers”) in connection with a private placement of senior unsecured notes. Under the Note Purchase Agreement, the Company agreed to sell to the Purchasers an aggregate principal amount of $200 million of senior unsecured notes consisting of (i) 3.99% Series A Senior Notes due December 20, 2024 in an aggregate principal amount of $116 million (the “Series A Notes”) and (ii) 4.26% Series B Senior Notes due December 20, 2027 in an aggregate principal amount of $84 million (the “Series B Notes”) and, together with the Series A Notes, the (“Senior Notes”). On December 20, 2017, the Senior Notes were funded and proceeds were used to reduce the outstanding balance of the BAML Revolver.

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

The 2017 Interest Rate Swap and the BMO Interest Rate Swap qualify as cash flow hedges and have been recognized on the consolidated balance sheet at fair value.  If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings, which may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

The following table summarizes the notional and fair value of our derivative financial instruments at June 30, 2018. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$19,824
BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$1,372

On June 30, 2018, the 2017 Interest Rate Swap was reported as an asset at its fair value of approximately $19.8 million and the BMO Interest Rate Swap was reported as an asset at its fair value of approximately $1.4 million.    These are included in other assets: derivative asset on the consolidated balance sheet at June 30, 2018.  Offsetting adjustments are reported as unrealized gains or losses on derivative financial instruments in accumulated other comprehensive income of $9.7 million.  During the six months ended June 30, 2018,  $0.7  million was reclassified out of other comprehensive income and into interest expense.

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings.  The Company estimates that approximately $6.7  million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

The Company’s derivatives are recorded at fair value in other assets in the consolidated balance sheets.  The effective portion of the derivatives’ fair value is recorded to comprehensive income in the consolidated statements of other comprehensive income and the ineffective portion of the derivatives’ fair value is recognized directly into earnings as Other in the consolidated statements of income.

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

5.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at each of June 30, 2018 and 2017.

6.  Stockholders’ Equity

As of June 30, 2018, the Company had 107,231,155 shares of common stock outstanding.  The Company declared and paid dividends as follows (in thousands, except per share amounts):

	Dividends Per	Total
Quarter Paid	Share	Dividends

First quarter of 2018	$0.19	$20,374
Second quarter of 2018	$0.09	$9,651

First quarter of 2017	$0.19	$20,374
Second quarter of 2017	$0.19	$20,374

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

The Company is subject to a business tax known as the Revised Texas Franchise Tax.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax.  The Company recorded a provision for the Revised Texas Franchise Tax of $134,000 and $176,000 for the six months ended June 30, 2018 and 2017, respectively.

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.  The Tax Cuts and Jobs Act of 2017 is not expected to have an impact on the Company’s ability to use NOLs or the valuation allowance.  The gross amount of NOLs available to the Company was $13,041,000 as of each of June 30, 2018 and December 31, 2017.

Income Tax Expense

The income tax expense reflected in the consolidated statements of income relates primarily to a franchise tax on our Texas properties.  FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties and the tax expenses associated with these activities are reported as Other Taxes in the table below:

	For the Six Months Ended June 30,
(Dollars in thousands)	2018	2017

Revised Texas franchise tax	$134	$176
Other Taxes	23	21
Taxes on income	$157	$197

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

9.  Subsequent Events

On July 6, 2018, the Board of Directors of the Company declared a cash distribution of $0.09 per share of common stock payable on August 9, 2018 to stockholders of record on July 20, 2018.

On July 19, 2018, an office property owned by a Sponsored REIT, Grand Boulevard, was sold to a third party.  The Company held an equity investment in Grand Boulevard and anticipates receiving distributions of approximately $6.3 million as this investment is liquidated.

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

As of June 30, 2018,  approximately 7.7 million square feet, or approximately 78.0% of our total owned portfolio, was located in our five core markets.  From time-to-time we may dispose of our smaller, suburban office assets and replace them with larger urban infill and central business district office assets located primarily in our five core markets.  As we execute this strategy, short term operating results could be adversely impacted.  However, we believe that the transformed portfolio has the potential to provide higher profit and asset value growth over a longer period of time.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of moderate economic growth, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, the pace of economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit and interest rates.  In addition, the Federal Reserve Bank has indicated that it could raise interest rates further in 2018.  Any increase in interest rates could result in increased borrowing costs to us.  However, we could also benefit from any further improved economic fundamentals and increasing levels of employment.  We believe that the economy is improving in some markets and appears to be in a broad-based upswing.  However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Real Estate Operations

Leasing

Our real estate portfolio of operating properties was approximately 89.0% leased as of June 30, 2018, a decrease from 89.7% as of December 31, 2017.  The 0.7% decrease in leased space was a result of lease expirations and terminations during the three months ended June 30, 2018.  As of June 30, 2018, we had approximately 1,071,000 square feet of vacancy in our portfolio compared to approximately 1,007,000 square feet of vacancy at December 31, 2017.  During the six months ended June 30, 2018, we leased approximately 768,000 square feet of office space, including at our property at 801 Marquette Avenue in Minneapolis, Minnesota (“801 Marquette Avenue”), discussed below, of which approximately 602,000 square feet were with existing tenants, at a weighted average term of 7.3 years.  On average, tenant improvements for such leases were $27.28 per square foot, lease commissions were $8.35 per square foot and rent concessions were approximately four months of free rent.  Average GAAP base rents under such leases were $31.96 per square foot, or 6.2% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2017.

In January 2016, our property at 801 Marquette Avenue with approximately 170,000 square feet of space, became vacant and we subsequently redeveloped the property.  Interior demolition and construction work commenced during the three months ended September 30, 2016.  As of June 30, 2018, we had incurred approximately $17.1 million in total redevelopment costs.  Delivery of the substantially completed project was achieved at the end of the second quarter of 2017.  Redevelopment of 801 Marquette Avenue has resulted in approximately 130,000 of net rentable square feet for the property.  We anticipate the project, when leased, will attain rents of approximately $17 to $19 net rent per square foot compared to previously expired net rent of approximately $4.75 per square foot.

As of June 30, 2018, leases for approximately 7.2% and 11.9% of the square footage in our operating portfolio are scheduled to expire during 2018 and 2019, respectively.  As the third quarter of 2018 begins, we believe that our property portfolio is well stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants.  We believe that most of our largest property markets are now experiencing generally steady or improving rental conditions.  We are seeing increased potential leasing activity in the energy influenced markets of Houston and Denver, compared to the last several years.  We anticipate positive leasing activity within the portfolio during 2018.

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
•

on July 19, 2018, an office property owned by a Sponsored REIT, Grand Boulevard,  was sold to a third party.  The Company held an equity investment in Grand Boulevard and anticipates receiving distributions of approximately $6.3 million as this investment is liquidated;  and

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

Results of Operations

The following table shows financial results for the three months ended June 30, 2018 and 2017:

	Three months ended June 30,
(in thousands)	2018	2017	Change
Revenues:
Rental	$65,409	$66,995	$(1,586)
Related party revenue:
Management fees and interest income from loans	1,276	1,366	(90)
Other	9	10	(1)
Total revenues	66,694	68,371	(1,677)
Expenses:
Real estate operating expenses	16,954	17,286	(332)
Real estate taxes and insurance	12,292	11,595	697
Depreciation and amortization	23,591	25,279	(1,688)
General and administrative	3,082	3,077	5
Interest	9,753	7,893	1,860
Total expenses	65,672	65,130	542

Income before equity in losses of non-consolidated REITs, other, gain (loss) on sale of properties and properties held for sale, less applicable income tax and taxes	1,022	3,241	(2,219)
Equity in losses of non-consolidated REITs	(282)	(201)	(81)
Other	—	129	(129)
Gain (loss) on sale of properties and properties held for sale, less applicable income tax	—	(20,492)	20,492

Income (loss) before taxes on income	740	(17,323)	18,063
Taxes on income	75	72	3

Net income (loss)	$665	$(17,395)	$18,060

Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2017:

Revenues

Total revenues decreased by $1.7 million to $66.7 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017.  The decrease was primarily a result of:

•

An decrease in rental revenue of approximately $1.6 million arising primarily from lower rental revenue from lease expirations in the portfolio and from sales of a property on January 6, 2017 and another property on October 20, 2017.  Our leased space decreased 0.7% to 89.0%  at June 30, 2018 compared to 89.7% at December 31, 2017.

•

A decrease in interest income from loans to Sponsored REITs of approximately $0.1 million as a result of repayments of Sponsored REIT Loans, which was partially offset by higher interest rates in 2018 compared to 2017.

Expenses

Total expenses increased by $0.5 million to $65.7 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017.  The increase was primarily a result of:

•	An increase in real estate taxes and insurance of approximately $0.7 million.
•

An increase in interest expense of approximately $1.8 million to $9.8 million for the three months ended June 30, 2018 compared to the same period in 2017.  The increase was primarily attributable to interest accruing on the Senior Notes (as defined below), which were issued on December 20, 2017 at a weighted average rate of approximately 4.10%, and used to reduce the outstanding balance on the BAML Revolver (as defined below), a 0.27% increase in the average interest rate on the BAML Term Loan (as defined below),  higher short-term interest rates on the BAML Revolver, and an increase in amortization of deferred financing costs during the three months ended June 30, 2018, as compared to the same period in 2017.

These increases were partially offset by:

•	A decrease in real estate operating expenses of approximately $0.3 million and a decrease in depreciation and amortization of approximately $1.7 million.

Equity in losses of non-consolidated REITs

Equity in losses from non-consolidated REITs increased approximately $0.1 million during the three months ended June 30, 2018, compared to the same period in 2017.  The increase was primarily attributable to an impairment charge we recognized of $0.3 million in the three months ended June 30, 2018, which represented the other-than-temporary decline in the fair value below the carrying value of one of the Company’s investments in non-consolidated REITs.  The increase was partially offset by lower equity in losses from our preferred stock investments in two Sponsored REITs of $0.2 million during the three months ended June 30, 2018, compared to the same period in 2017.

Other

Other expense during the three months ended June 30, 2017 was attributable to hedge ineffectiveness from our derivatives’ fair value prior to October 18, 2017.  The ineffective portion of the derivatives’ fair value was recognized directly into earnings each quarter as hedge ineffectiveness.

Gain (loss) on sale of properties, less applicable income tax

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

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which decreased $23,000, and federal and other income taxes, which increased by $26,000 during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Net income (loss)

Net income (loss) for the three months ended June 30, 2018 was $0.7 million compared to  a net loss of $17.4 million for the three months ended June 30, 2017, for the reasons described above.

The following table shows financial results for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
(in thousands)	2018	2017	Change
Revenues:
Rental	$131,037	$134,371	$(3,334)
Related party revenue:
Management fees and interest income from loans	2,532	2,736	(204)
Other	18	20	(2)
Total revenues	133,587	137,127	(3,540)
Expenses:
Real estate operating expenses	34,105	34,594	(489)
Real estate taxes and insurance	23,469	23,998	(529)
Depreciation and amortization	47,626	50,611	(2,985)
General and administrative	6,514	6,520	(6)
Interest	19,239	15,472	3,767
Total expenses	130,953	131,195	(242)

Income before equity in losses of non-consolidated REITs, other, gain (loss) on sale of properties and properties held for sale, less applicable income tax and taxes	2,634	5,932	(3,298)
Equity in losses of non-consolidated REITs	(387)	(598)	211
Other	—	151	(151)
Gain (loss) on sale of properties and properties held for sale, less applicable income tax	—	(18,203)	18,203

Income (loss) before taxes on income	2,247	(12,718)	14,965
Taxes on income	157	197	(40)

Net income (loss)	$2,090	$(12,915)	$15,005

Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017:

Revenues

Total revenues decreased by $3.5 million to $133.6 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017.  The decrease was primarily a result of:

•

An decrease in rental revenue of approximately $3.3 million arising primarily from lower rental revenue from lease expirations in the portfolio and from sales of a property on January 6, 2017 and another property on October 20, 2017.  Our leased space decreased 0.7% to 89.0%  at June 30, 2018 compared to 89.7% at December 31, 2017.

•

A decrease in interest income from loans to Sponsored REITs of approximately $0.2 million as a result of repayments of Sponsored REIT Loans, which was partially offset by higher interest rates in 2018 compared to 2017.

Expenses

Total expenses decreased by $0.2 million to $131.0 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017.  The decrease was primarily a result of:

•	An decrease in real estate operating expenses and real estate taxes and insurance of approximately $1.0 million and a decrease in depreciation and amortization of approximately $3.0 million.

These decreases were partially offset by:

•

An increase in interest expense of approximately $3.8 million to $19.2 million for the six months ended June 30, 2018 compared to the same period in 2017.  The decrease was primarily attributable to interest accruing on the Senior Notes (as defined below), which were issued on December 20, 2017 at a weighted average rate of approximately 4.10%, and used to reduce the outstanding balance on the BAML Revolver (as defined below), a 0.27% increase in the average interest rate on the BAML Term Loan (as defined below),  higher short-term interest rates on the BAML Revolver, and an increase in amortization of deferred financing costs during the six months ended June 30, 2018, as compared to the same period in 2017.

Equity in losses of non-consolidated REITs

Equity in losses from non-consolidated REITs decreased approximately $0.2 million during the six months ended June 30, 2018, compared to the same period in 2017.  The decrease was primarily attributable to lower equity in losses from our preferred stock investments in two Sponsored REITs of $0.5 million during the six months ended June 30, 2018 compared to the same period in 2017.  The decrease was partially offset by an impairment charge we recognized of $0.3 million, which represented the other-than-temporary decline in the fair value below the carrying value of one of the Company’s investments in non-consolidated REITs.  .

Other

Other expense during the six months ended June 30, 2017 was attributable to hedge ineffectiveness from our derivatives’ fair value prior to October 18, 2017.  The ineffective portion of the derivatives’ fair value was recognized directly into earnings each quarter as hedge ineffectiveness.

Gain (loss) on sale of properties, less applicable income tax

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

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which decreased $42,000, and federal and other income taxes, which increased by $2,000 during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Net income (loss)

Net income for the six months ended June 30, 2018 was $2.1 million compared to a  net loss of $12.9 million for the six months ended June 30, 2017, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands):	2018	2017	2018	2017
Net income (loss)	$665	$(17,395)	$2,090	$(12,915)
(Gain) on sale of properties and properties held for sale, less applicable income tax	—	20,492	—	18,203
Equity in losses of non-consolidated REITs	282	201	387	598
FFO from non-consolidated REITs	978	800	1,862	1,591
Depreciation and amortization	23,468	24,592	47,418	49,755
NAREIT FFO	25,393	28,690	51,757	57,232
Hedge ineffectiveness	—	(129)	—	(151)
Acquisition costs of new properties	—	10	—	18

Funds From Operations	$25,393	$28,571	$51,757	$57,099

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

Net Operating Income (NOI)*

	Rentable
	Square			Six Months			Six Months
	Feet	Three Months Ended		Ended	Three Months Ended		Ended	Inc	%
(in thousands)	or RSF	31-Mar-18	30-Jun-18	30-Jun-18	31-Mar-17	30-Jun-17	30-Jun-17	(Dec)	Change
Region
East	1,007	$3,991	$4,123	$8,114	$3,917	$3,941	$7,858	$256	3.3%
MidWest	1,549	6,257	4,955	11,212	4,365	3,908	8,273	2,939	35.5%
South	4,597	15,431	15,223	30,654	17,008	16,463	33,471	(2,817)	(8.4)%
West	2,608	10,958	11,061	22,019	10,958	12,045	23,003	(984)	(4.3)%
Same Store	9,761	36,637	35,362	71,999	36,248	36,357	72,605	(606)	(0.8)%

Acquisitions	—	—	—	—	—	—	—	—	—%
Property NOI* from the continuing portfolio	9,761	36,637	35,362	71,999	36,248	36,357	72,605	(606)	(0.8)%
Dispositions, Non-Operating, Development or Redevelopment	-	79	(38)	41	625	467	1,092	(1,051)	(1.4)%
Property NOI*	9,761	$36,716	$35,324	$72,040	$36,873	$36,824	$73,697	$(1,657)	(2.2)%

Same Store		$36,637	$35,362	$71,999	$36,248	$36,357	$72,605	$(606)	(0.8)%

Less Nonrecurring
Items in NOI* (a)		761	1,141	1,902	65	1,178	1,243	659	(0.9)%

Comparative
Same Store		$35,876	$34,221	$70,097	$36,183	$35,179	$71,362	$(1,265)	(1.8)%

				Six Months			Six Months
		Three Months Ended		Ended	Three Months Ended		Ended
Reconciliation to Net Income (Loss)		31-Mar-18	30-Jun-18	30-Jun-18	31-Mar-17	30-Jun-17	30-Jun-17
Net income (loss)		$1,425	$665	$2,090	$4,480	$(17,395)	$(12,915)
Add (deduct):
(Gain) loss on sale of properties and properties held for sale, less applicable income taxes		—	—	—	(2,289)	20,492	18,203
Hedge ineffectiveness		—	—	—	(22)	(129)	(151)
Management fee income		(746)	(746)	(1,492)	(794)	(768)	(1,562)
Depreciation and amortization		24,035	23,591	47,626	25,332	25,279	50,611
Amortization of above/below market leases		(85)	(123)	(208)	(168)	(687)	(855)
General and administrative		3,432	3,082	6,514	3,443	3,077	6,520
Interest expense		9,486	9,753	19,239	7,579	7,893	15,472
Interest income		(1,120)	(1,141)	(2,261)	(1,214)	(1,206)	(2,420)
Equity in losses of non-consolidated REITs		105	282	387	397	201	598
Non-property specific items, net		184	(39)	145	129	67	196

Property NOI*		$36,716	$35,324	$72,040	$36,873	$36,824	$73,697

(a)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the six months ending June 30, 2018 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in non-consolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	June 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2018 (a)	Square Feet (b)

Forest Park	Charlotte	NC	1999	62,212	62,212	100.0%	$13.76
Meadow Point	Chantilly	VA	1999	138,537	138,537	100.0%	26.77
Innsbrook	Glen Allen	VA	1999	298,456	298,456	100.0%	12.46
Loudoun Tech Center	Dulles	VA	1999	136,658	130,850	95.8%	18.41
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	35.42
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	34.09
East total				1,006,863	1,001,055	99.4%	23.46
Northwest Point	Elk Grove Village	IL	1999	177,095	177,095	100.0%	32.09
909 Davis Street	Evanston	IL	2002	195,098	162,575	83.3%	36.39
River Crossing	Indianapolis	IN	1998	205,059	193,760	94.5%	23.66
Timberlake	Chesterfield	MO	1999	234,496	234,496	100.0%	28.29
Timberlake East	Chesterfield	MO	2000	117,036	117,036	100.0%	28.23
121 South 8th Street	Minneapolis	MN	1974	293,460	219,625	74.8%	21.11
Plaza Seven	Minneapolis	MN	1987	326,483	232,398	89.6%	34.72
Midwest total				1,548,727	1,336,985	90.2%	29.29
Blue Lagoon Drive	Miami	FL	2002	212,619	212,619	100.0%	23.43
One Overton Park	Atlanta	GA	2002	387,267	234,374	60.5%	24.14
Park Ten	Houston	TX	1999	157,460	107,986	68.6%	28.92
Addison Circle	Addison	TX	1999	288,794	273,344	94.7%	32.71
Collins Crossing	Richardson	TX	1999	300,887	300,887	100.0%	24.72
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	30.62

The information presented below provides the weighted average GAAP rent per square foot for the six months ending June 30, 2018 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in non-consolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	June 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2018 (a)	Square Feet (b)

Park Ten Phase II	Houston	TX	2006	156,746	2,147	1.4%	$9.96
Liberty Plaza	Addison	TX	1985	218,934	189,553	86.6%	21.94
Legacy Tennyson Center	Plano	TX	1999/2008	202,600	143,684	70.9%	19.57
One Legacy Circle	Plano	TX	2008	214,110	214,110	100.0%	37.49
One Ravinia Drive	Atlanta	GA	1985	386,602	352,310	91.1%	25.69
Two Ravinia Drive	Atlanta	GA	1987	411,047	305,038	74.2%	27.68
Westchase I & II	Houston	TX	1983/2008	629,025	529,639	84.2%	29.13
Pershing Park Plaza	Atlanta	GA	1989	160,145	156,013	97.4%	36.16
999 Peachtree	Atlanta	GA	1987	621,946	546,317	87.8%	32.11
South Total				4,596,581	3,816,420	83.0%	28.53
380 Interlocken	Broomfield	CO	2000	240,358	207,213	86.2%	29.74
1999 Broadway	Denver	CO	1986	676,379	526,832	77.9%	30.43
1001 17th Street	Denver	CO	1977/2006	655,413	601,604	91.8%	35.03
600 17th Street	Denver	CO	1982	598,630	505,304	84.4%	33.09
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	25.19
390 Interlocken	Broomfield	CO	2002	241,512	236,633	98.0%	30.28
West Total				2,608,528	2,273,822	87.2%	31.71

Grand Total				9,760,699	8,428,282	87.0%	$28.91

(a)	Based on weighted occupied square feet for the six months ended June 30, 2018, including month-to-month tenants, divided by the Property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the six months ended June 30, 2018, per weighted occupied square foot.

Liquidity and Capital Resources

Cash and cash equivalents were $10.4 million and $9.8 million at June 30, 2018 and December 31, 2017, respectively. The increase of $0.6 million is attributable to $33.7million provided by operating activities, less $23.1 million used in investing activities less $10.0 million used in financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties.

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2018 of $33.7 million is primarily attributable to net income of $2.1 million plus the add-back of $49.5 million of non-cash expenses, a decrease in prepaid and other expenses of $0.3 million and a decrease in tenant security deposits of $0.2 million.  These amounts were partially offset by an increase in accounts payable and accrued compensation expenses of $10.5 million, an increase in payments of deferred leasing commissions of $6.6 million,  an increase in tenant rent receivables of $0.9 million and an increase in lease acquisition costs of $0.4 million.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2018 of $23.1 million is primarily attributable to the purchases of other real estate assets and office equipment investments of approximately $24.3 million.  This use was partially offset by repayments received from one related party mortgage receivable of $0.5 million and distributions received from non-consolidated REITs of $0.7 million.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2018 of $10.0 million is primarily attributable to distributions paid to stockholders of $30.0 million, which was partially offset by net borrowings on the BAML Revolver (as defined below) of $20.0 million.

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

The JPM Term Loan bears interest at either (i) a number of basis points over the Eurodollar Rate depending on the Company’s credit rating (135.0 basis points over the Eurodollar Rate at June 30, 2018) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (35.0 basis points over the base rate at June 30, 2018).

Based upon the Company’s credit rating, as of June 30, 2018, the interest rate on the JPM Term Loan was 3.48% per annum.  The weighted average interest rate on the JPM Term Loan during the six months ended June 30, 2018 was approximately 3.16% per annum.  The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2017 was approximately 2.45% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the JPM Term Loan financial covenants as of June 30, 2018.

The Company used the proceeds from the JPM Term Loan to acquire the property located at 600 17th Street, Denver, Colorado on December 1, 2016 and for other general business purposes.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at June 30, 2018) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at June 30, 2018).

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum for seven years, until the August 26, 2020 maturity date.  Accordingly, based upon the Company’s credit rating, as of June 30, 2018, the effective interest rate on the BMO Term Loan was 3.97% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or BMO administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of June 30, 2018.

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

As of June 30, 2018, there were borrowings of $98 million outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.20% over LIBOR at June 30, 2018) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at June 30, 2018). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.25% at June 30, 2018).

Based upon the Company’s credit rating, as of June 30, 2018,  the interest rate on the BAML Revolver was 3.24% per annum and there were borrowings of $98 million outstanding.  The weighted average interest rate on all amounts outstanding on the BAML Revolver during the six months ended June 30, 2018  was approximately 2.96% per annum.  As of December 31, 2017, there were borrowings of $78 million outstanding under the BAML Revolver at an interest rate of 2.63% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.35% over LIBOR at June 30, 2018) or (ii) a margin over the base rate depending on the Company’s credit rating (0.35% over the base rate at June 30, 2018).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement.  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum for five years, until September 27, 2017.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021.  Accordingly, based upon the Company’s credit rating, as of June 30, 2018, the effective interest rate on the BAML Term Loan was 2.47% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the BAML Credit Facility financial covenants as of June 30, 2018.

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

Equity Securities

As of June 30,2018, we had an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our debt securities, common stock, preferred stock or depository shares. From time to time, we expect to issue debt securities, common stock, preferred stock or depository shares under our existing automatic shelf registration statements or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of June 30, 2018, we were committed to fund up to $79.5 million to three Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $71.2 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Additional information about our Sponsored REIT Loans outstanding as of June 30, 2018, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-Consolidated Entities, Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the six months ended June 30, 2018 and 2017, respectively, the rental income exceeded the expenses for each individual property, with the exception of one property located in Minneapolis, Minnesota for the three and six months ended June 30, 2018 and 2017, and one property located in Houston, Texas during the three and six months ended June 30, 2018 and the three months ended June 30, 2017.

Our property located at 801 Marquette Avenue in Minneapolis, Minnesota (“801 Marquette Avenue”) had approximately 170,000 square feet of rentable space and became vacant in January 2016.  On June 30, 2016, we commenced a redevelopment plan for the property and substantially completed the redevelopment in the second quarter of 2017 and we are actively marketing the property for leasing as of June 30, 2018.  Redevelopment of 801 Marquette Avenue resulted in approximately 130,000 of net rentable square feet for the property.  As a result of the vacancy, we had no rental income and had operating expenses of $52,000 and $89,000 during the three and six months ended June 30, 2018.   We had no rental income and had operating expenses of $1,000 and $1,300 during the three and six months ended June 30, 2017.

Our property located at 16290 Katy Freeway in Houston, Texas has approximately 157,000 square feet of rentable space and became substantially vacant on April 30, 2017 when two tenants vacated 155,000 square feet of space.  We had rental income of $9,000 and had operating expenses of $368,000 during the three months ended June 30, 2018.    We had rental income of $11,000 and had operating expenses of $738,000 during the six months ended June 30, 2018.  We had rental income of $362,000 and had operating expenses of $377,000 during the three months ended June 30, 2017.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  As of June 30, 2018 and December 31, 2017, if market rates on our outstanding borrowings under our BAML Revolver increased by 10% at maturity, or approximately 34 and 29 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.8 million and $0.7 million annually, respectively.  Based upon our credit rating, the interest rate on the BAML Revolver as of June 30, 2018 was LIBOR plus 120 basis points, or 3.24% per annum.  Based upon our credit rating, the interest rate on the JPM Term Loan as of June 30, 2018 was the Eurodollar Rate plus 135 basis points, or 3.48% per annum.    We do not believe that the interest rate risk on the BAML Revolver and the JPM Term Loan is material as of June 30, 2018.

Although the interest rates on the BMO Term Loan and the BAML Term Loan are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BAML Term Loan by entering into interest rate swap agreements.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning September 27, 2017 and ending September 27, 2021 (the “2017 Interest Rate Swap”).  On September 27, 2012, the Company entered into an ISDA Master Agreement with Bank of America, N.A. that fixed the base LIBOR interest rate on the BAML Term Loan at 0.75% per annum until September 27, 2017 (the “BAML Interest Rate Swap”).  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum until August 26, 2020 (the “BMO Interest Rate Swap”).  Accordingly, based upon our credit rating, as of June 30, 2018, the interest rate on the BMO Term Loan was 3.97% per annum and the interest rate on the BAML Term Loan was 2.47% per annum.  The fair value of the 2017 Interest Rate Swap and the BMO Interest Rate Swap are affected by changes in market interest rates.  We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the 2017 Interest Rate Swap from September 27, 2017 until September 27, 2021.  We believe we have mitigated interest rate risk with respect to the BMO Term Loan through the BMO Interest Rate Swap until August 26, 2020.  The 2017 Interest Rate Swap and the BMO Interest Rate Swap were our only derivative instruments as of June 30, 2018.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BAML Term Loan and our BMO Term Loan as of June 30, 2018 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$19,824
BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$1,372

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

During the three and six months ended June 30, 2017, we recorded $129,000 and $151,000 of hedge ineffectiveness in earnings, which is included in “Other” in the consolidated statements of income.  Hedge ineffectiveness is included in Other expense in the consolidated statements of income.

The following table presents,  as of June 30, 2018, our contractual variable rate borrowings under our BAML Revolver, which matures on January 12, 2022, under our JPM Term Loan, which matures on November 30, 2018, under our BAML Term Loan, which matures on January 12, 2023, under our BMO Term Loan, which matures on August 26, 2020, under our Series A Notes, which mature on December 20, 2024, and under our Series B Notes, which mature on December 20, 2027.  Under the BAML Revolver, we have the right to extend the initial maturity date with two additional six month extensions, or until January 12, 2023, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2018	2019	2020	2021	2022	Thereafter
BAML Revolver	$98,000	$—	$—	$—	$—	$98,000	$—
JPM Term Loan	150,000	150,000	—	—	—	—	—
BAML Term Loan	400,000	—	—	—	—	—	400,000
BMO Term Loan	220,000	—	—	220,000	—	—	—
Series A Notes	116,000	—	—	—	—	—	116,000
Series B Notes	84,000	—	—	—	—	—	84,000
Total	$1,068,000	$150,000	$—	$220,000	$—	$98,000	$600,000

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

As of June 30, 2018, there have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2017 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Consolidated Financial Statements.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: July 31, 2018	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: July 31, 2018	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)