Form 10-Q
period 2018-09-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2018-10-30
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock outstanding as of October 25,  2018 was 107,231,155.

Franklin Street Properties Corp.
Form 10-Q

Quarterly Report
September 30, 2018

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Franklin Street Properties Corp.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share and par value amounts)	2018	2017
Assets:
Real estate assets:
Land	$191,578	$191,578
Buildings and improvements	1,848,362	1,811,631
Fixtures and equipment	7,842	5,614
	2,047,782	2,008,823
Less accumulated depreciation	419,746	376,131
Real estate assets, net	1,628,036	1,632,692
Acquired real estate leases, less accumulated amortization of $98,890 and $109,771, respectively	65,687	86,520
Investment in non-consolidated REITs	—	70,164
Cash, cash equivalents and restricted cash	10,434	9,819
Tenant rent receivables, less allowance for doubtful accounts of $225 and $250, respectively	3,206	3,123
Straight-line rent receivable, less allowance for doubtful accounts of $50 and $50, respectively	53,056	53,194
Prepaid expenses and other assets	9,259	8,387
Related party mortgage loan receivables	70,925	71,720
Other assets: derivative asset	22,265	13,925
Office computers and furniture, net of accumulated depreciation of $1,493 and $1,420, respectively	216	289
Deferred leasing commissions, net of accumulated amortization of $24,059 and $22,276, respectively	45,475	40,679
Total assets	$1,908,559	$1,990,512

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$17,000	$78,000
Term loans payable, less unamortized financing costs of $6,086 and $5,099, respectively	763,914	764,901
Series A&B Senior Notes, less unamortized financing costs of $1,191 and $1,308, respectively	198,809	198,692
Accounts payable and accrued expenses	62,699	61,039
Accrued compensation	2,844	3,641
Tenant security deposits	5,619	5,383
Other liabilities: derivative liabilities	—	1,759
Acquired unfavorable real estate leases, less accumulated amortization of $7,985 and $7,638, respectively	4,261	5,805
Total liabilities	1,055,146	1,119,220

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 107,231,155 and 107,231,155 shares issued and outstanding, respectively	11	11
Additional paid-in capital	1,356,457	1,356,457
Accumulated other comprehensive income	22,265	12,166
Accumulated distributions in excess of accumulated earnings	(525,320)	(497,342)
Total stockholders’ equity	853,413	871,292
Total liabilities and stockholders’ equity	$1,908,559	$1,990,512

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017

Revenues:
Rental	$67,436	$67,339	$198,473	$201,710
Related party revenue:
Management fees and interest income from loans	1,261	1,278	3,793	4,014
Other	8	9	26	29
Total revenues	68,705	68,626	202,292	205,753
Expenses:
Real estate operating expenses	17,946	17,898	52,051	52,492
Real estate taxes and insurance	11,651	11,882	35,120	35,880
Depreciation and amortization	23,277	24,988	70,903	75,599
General and administrative	3,394	3,286	9,908	9,806
Interest	9,935	8,258	29,174	23,730
Total expenses	66,203	66,312	197,156	197,507

Income before equity in income (loss) of non-consolidated REITs, other, gain (loss) on sale of properties and properties held for sale, less applicable income tax and taxes	2,502	2,314	5,136	8,246
Equity in income (loss) of non-consolidated REITs	7,180	(121)	6,793	(719)
Other	—	67	—	218
Gain (loss) on sale of properties and properties held for sale, less applicable income tax	—	(257)	—	(18,460)

Income (loss) before taxes on income	9,682	2,003	11,929	(10,715)
Taxes on income	74	100	231	297

Net income (loss)	$9,608	$1,903	$11,698	$(11,012)

Weighted average number of shares outstanding, basic and diluted	107,231	107,231	107,231	107,231

Net income (loss) per share, basic and diluted	$0.09	$0.02	$0.11	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Net income (loss)	$9,608	$1,903	$11,698	$(11,012)

Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	1,069	14	10,099	(524)

Total comprehensive income (loss)	1,069	14	10,099	(524)

Comprehensive income (loss)	$10,677	$1,917	$21,797	$(11,536)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income (loss)	$11,698	$(11,012)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	73,127	77,418
Amortization of above and below market leases	(405)	(941)
Hedge ineffectiveness	—	(218)
Loss on sale of properties and properties held for sale, less applicable income tax	—	18,460
Equity in (income) loss of non-consolidated REITs	(6,793)	719
Increase (decrease) in allowance for doubtful accounts	(25)	25
Changes in operating assets and liabilities:
Tenant rent receivables	(58)	(902)
Straight-line rents	821	(2,021)
Lease acquisition costs	(683)	(876)
Prepaid expenses and other assets	(487)	(1,945)
Accounts payable and accrued expenses	(2,665)	(489)
Accrued compensation	(797)	(784)
Tenant security deposits	236	76
Payment of deferred leasing commissions	(11,051)	(8,178)
Net cash provided by operating activities	62,918	69,332
Cash flows from investing activities:
Property improvements, fixtures and equipment	(35,901)	(41,862)
Investment in non-consolidated REITs	74,931	—
Distributions in excess of earnings from non-consolidated REITs	710	1,041
Repayment of related party mortgage receivable	795	9,795
Proceeds received on sales of real estate assets	—	6,160
Net cash provided by (used in) investing activities	40,535	(24,866)
Cash flows from financing activities:
Distributions to stockholders	(39,676)	(61,122)
Borrowings under bank note payable	30,000	60,000
Repayments of bank note payable	(91,000)	(40,000)
Deferred financing costs	(2,162)	—
Net cash used in financing activities	(102,838)	(41,122)
Net increase in cash, cash equivalents and restricted cash	615	3,344
Cash, cash equivalents and restricted cash, beginning of year	9,819	9,366
Cash, cash equivalents and restricted cash, end of period	$10,434	$12,710

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$25,388	$21,885
Taxes	$485	$583
Non-cash investing activities:
Accrued costs for purchases of real estate assets	$9,465	$6,053

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Notes to Consolidated Financial Statements
(Unaudited)

1.  Organization, Properties, Basis of Presentation, Financial Instruments and Recent Accounting Standards

Organization

Franklin Street Properties Corp. (“FSP Corp.” or the “Company”) holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC,  FSP Holdings LLC and FSP Protective TRS Corp.  FSP Property Management LLC provides asset management and property management services.  The Company also has a non-controlling common stock interest in three corporations organized to operate as real estate investment trusts (“REIT”).  Collectively, the three REITs are referred to as the “Sponsored REITs”.

As of September 30, 2018, the Company owned and operated a portfolio of real estate consisting of 34 operating properties, one property that was substantially redeveloped and is in lease-up and three managed Sponsored REITs; and held four promissory notes secured by mortgages on real estate owned by Sponsored REITs, including two mortgage loans and two revolving lines of credit.  From time-to-time, the Company may acquire, develop or redevelop real estate, make additional secured loans or acquire a Sponsored REIT.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s number of operating properties and rentable square feet of real estate.  In January 2016, the Company classified one property as non-operating that was substantially redeveloped and is in lease-up, which is excluded as of September 30, 2018 and 2017.

	As of September 30,
	2018	2017
Commercial real estate:
Number of properties	34	35
Rentable square feet	9,760,699	10,085,889

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other period.

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

	September 30,	September 30,
(in thousands)	2018	2017

Cash and cash equivalents	$10,434	$12,647
Restricted cash	—	63
Total cash, cash equivalents and restricted cash	$10,434	$12,710

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 requires lessees to establish a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term on their balance sheets.  Lessees will continue to recognize lease expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  This new standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter with early adoption permitted.  The Company is currently evaluating the potential changes from ASU 2016-02 to future financial reporting and disclosures.  The Company expects the adoption of this standard in 2019 will increase its assets and liabilities by approximately $3 million for the addition of right-of-use assets and lease liabilities related to an operating lease for office space in which the Company is a tenant; however, the Company does not expect the standard to have a material impact to its results of operations or liquidity.

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

In August 2018, the FASB issued No. ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The ASU is intended to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for all entities for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. This ASU amends existing fair value measurement disclosure requirements by adding, changing, or removing certain disclosures. ASU 2018-13 will be effective for the Company as of January 1, 2020, and earlier adoption is permitted. The Company is currently reviewing the effect of this ASU to the consolidated financial statements.

2.  Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At September 30, 2018 and December 31, 2017, the Company held a common stock interest in three  and six Sponsored REITs, respectively.  The Company held a non-controlling preferred stock investment in two Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), which were liquidated during the three months ended September 30, 2018.  As of September 30, 2018, the Company held a beneficial interest in the East Wacker and Grand Boulevard liquidating trusts.

In December 2007, the Company purchased 965.75 preferred shares or 43.7% of the outstanding preferred shares of one of its Sponsored REITs, East Wacker.  On September 24, 2018, the property owned by East Wacker was sold and, thereafter, East Wacker declared and issued a liquidating distribution for its preferred shareholders, from which the Company was entitled to $70.0 million.  On September 27, 2018, the Company received $69.0 million in an initial cash distribution.  As a result of the sale, the Company recognized a gain on liquidation of $7.1 million.  As of September 30, 2018, the Company held a beneficial interest in the East Wacker liquidating trust in the amount of $1.0 million, which is included in other assets in the accompanying consolidated balance sheet.

In May 2009, the Company purchased 175.5 preferred shares or 27.0% of the outstanding preferred shares of one of its Sponsored REITs, Grand Boulevard.  On July 19, 2018, the property owned by Grand Boulevard was sold and, thereafter, Grand Boulevard declared and issued a liquidating distribution for its preferred shareholders, from which the Company was entitled to $6.2 million.  On August 17, 2018, the Company received $5.9 million in an initial cash distribution.  As a result of the sale, the Company recognized a loss on liquidation of $0.1 million.  As of September 30, 2018, the Company held a beneficial interest in the Grand Boulevard liquidating trust in the amount of $0.3 million, which is included in other assets in the accompanying consolidated balance sheet.

Equity in income (loss) of investments in non-consolidated REITs is derived from the Company’s share of income or loss in the operations of those entities and includes gain or loss on liquidation.  The Company exercised influence over, but did not control these entities, and investments are accounted for using the equity method.

Equity in income (loss) of investments in non-consolidated REITs:

The following table includes equity in income (loss) of investments in non-consolidated REITs

	Nine Months Ended September 30,
(in thousands)	2018	2017

Equity in income (loss) of East Wacker	$7,209	$(272)
Equity in (loss) of Grand Boulevard	(107)	(447)
Impairment charge	(309)	—
	$6,793	$(719)

Equity in income (loss) of East Wacker was derived from the Company’s preferred stock investment in the entity.  In December 2007, the Company purchased 965.75 preferred shares or 43.7% of the outstanding preferred shares of East Wacker.  On September 24, 2018, the property owned by East Wacker was sold at a gain, which is included in equity in income (loss) of non-consolidated REITs on the consolidated statements of income.

Equity in losses of Grand Boulevard is derived from the Company’s preferred stock investment in the entity.  In May 2009, the Company purchased 175.5 preferred shares or 27.0% of the outstanding preferred shares of Grand Boulevard.  On July 19, 2018, the property owned by Grand Boulevard was sold at a loss, which is included in equity in income (loss) of non-consolidated REITs on the consolidated statements of income.

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

The Company received distributions of $710,000 and $1,041,000 from non-consolidated REITs during the nine months ended September 30, 2018 and 2017, respectively.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $375,000 and $459,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

The Company anticipates that each Sponsored REIT Loan will be repaid at maturity or earlier from refinancing, long term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately one to three years.  Except for two mortgage loans which bear interest at a fixed rate, advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and also require a 50 basis point draw fee.

The following is a summary of the Sponsored REIT Loans outstanding as of September 30, 2018:

			Maximum	Amount				Interest
(dollars in thousands)		Maturity	Amount	Drawn at	Interest		Draw	Rate at
Sponsored REIT	Location	Date	of Loan	30-Sep-18	Rate (1)		Fee (2)	30-Sep-18

Secured revolving lines of credit
FSP Satellite Place Corp.	Duluth, GA	31-Dec-19	$5,500	$1,325	L+	4.4%	0.5%	6.51%
FSP Energy Tower I Corp.	Houston, TX	30-Jun-19	20,000	15,600	L+	5.0%	0.5%	7.11%

Mortgage loan secured by property
FSP Monument Circle LLC (3)	Indianapolis, IN	7-Dec-18	21,000	21,000		4.90%	n/a	4.90%
FSP Energy Tower I Corp. (4)	Houston, TX	30-Jun-19	33,000	33,000		6.41%	n/a	6.41%

			$79,500	$70,925

(1)	The interest rate is 30-day LIBOR rate plus the additional rate indicated, otherwise a fixed rate.
(2)	The draw fee is a percentage of each new advance, and is paid at the time of each new draw.
(3)	This mortgage loan includes an origination fee of $164,000 and an exit fee of $38,000 when repaid by the borrower.
(4)	This mortgage loan includes an annual extension fee of $108,900 paid by the borrower.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $3,418,000 and $3,554,000 for the nine months ended September 30, 2018 and 2017, respectively.

Non-consolidated REITs:

The balance sheet data below for 2018 and 2017 includes the 3 Sponsored REITs the Company held an interest in as of September 30, 2018 and the 6 Sponsored REITs the Company held an interest in as of December 31, 2017.  The operating data below for 2018 and 2017 include the operations of the 6 and 7 Sponsored REITs in which the Company held an interest in during the nine months ended September 30, 2018 and 2017, respectively.

Summarized financial information for these Sponsored REITs is as follows:

	September 30,	December 31,
(in thousands)	2018	2017

Balance Sheet Data (unaudited):
Real estate, net	$97,253	$312,861
Other assets	19,528	74,076
Total liabilities	(76,359)	(151,092)
Shareholders’ equity	$40,422	$235,845

	For the Nine Months Ended
	September 30,
(in thousands)	2018	2017

Operating Data (unaudited):
Rental revenues	$35,714	$40,775
Other revenues	1	5
Operating and maintenance expenses	(18,479)	(21,219)
Depreciation and amortization	(11,451)	(14,220)
Interest expense	(5,692)	(6,256)
Gain (loss) on sale, less applicable income tax	17,095	(702)
Net income (loss)	$17,188	$(1,617)

3.  Bank Note Payable and Term Note Payable

JPM Term Loan

On August 2, 2018, the Company entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender (“JPMorgan”), and the other lending institutions party thereto (the “JPM Credit Agreement”), which provides a single unsecured bridge loan in the aggregate principal amount of $150 million (the “JPM Term Loan”) that remains fully advanced and outstanding.  The JPM Term Loan matures on November 30, 2021.    The JPM Term Loan was previously evidenced by a Credit Agreement, dated November 30, 2016, among the Company, JPMorgan, as administrative agent and lender, and the other lending institutions party thereto, as amended by a First Amendment, dated October 18, 2017.

The JPM Term Loan bears interest at either (i) a number of basis points over the Eurodollar Rate depending on the Company’s credit rating (125.0 basis points over the Eurodollar Rate at September 30, 2018) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25.0 basis points over the base rate at September 30, 2018).

Based upon the Company’s credit rating, as of September 30, 2018, the interest rate on the JPM Term Loan was 3.38% per annum.  The weighted average interest rate on the JPM Term Loan during the nine months ended September 30, 2018 was approximately 3.24% per annum.  The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2017 was approximately 2.45% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the JPM Term Loan financial covenants as of September 30, 2018.

The Company used the net proceeds of the JPM Term Loan to acquire the property located at 600 17th Street, Denver, Colorado on December 1, 2016 and for other general business purposes.

BMO Term Loan

On September 27, 2018, the Company entered into a  Second Amended and Restated Credit Agreement with the lending institutions party thereto and Bank of Montreal (“BMO”), as administrative agent (the “BMO Credit Agreement”). The BMO Credit Agreement provides for a single, unsecured term loan borrowing in the amount of $220 million (the “BMO Term Loan”) that remains fully advanced and outstanding. The BMO Term Loan consists of a $55 million tranche A term loan and a $165 million tranche B term loan.  The tranche A term loan matures on November 30, 2021 and the tranche B term loan matures on January 31, 2024.  The BMO Credit Agreement also includes an accordion feature that allows up to $100 million of additional loans, subject to receipt of lender commitments and satisfaction of certain customary conditions.    The BMO Term Loan was previously evidenced by an Amended and Restated Credit Agreement, dated October 29, 2014, among the Company, BMO, as administrative agent and lender, and the other lending institutions party thereto, as amended by a First Amendment, dated July 21, 2016, and a Second Amendment, dated October 18, 2017.

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (125 basis points over LIBOR at September 30, 2018) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25 basis points over the base rate at September 30, 2018).

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum until August 26, 2020.  Accordingly, based upon the Company’s credit rating, as of September 30, 2018, the effective interest rate on the BMO Term Loan was 3.57% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or BMO administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of September 30, 2018.

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

As of September 30, 2018, there were borrowings of $17 million outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.20% over LIBOR at September 30, 2018) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at September 30, 2018). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.25% at September 30, 2018).

Based upon the Company’s credit rating, as of September 30, 2018 the interest rate on the BAML Revolver was 3.33% per annum.  The weighted average interest rate on all amounts outstanding on the BAML Revolver during the nine months ended September 30, 2018 was approximately 3.07% per annum.  As of December 31, 2017, there were borrowings of $78 million outstanding under the BAML Revolver at an interest rate of 2.63% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.35% over LIBOR at September 30, 2018) or (ii) a margin over the base rate depending on the Company’s credit rating (0.35% over the base rate at September 30, 2018).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021.  Accordingly, based upon the Company’s credit rating, as of September 30, 2018, the effective interest rate on the BAML Term Loan was 2.47% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the BAML Credit Facility financial covenants as of September 30, 2018.

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

4.  Financial Instruments: Derivatives and Hedging

On July 22, 2016, the Company fixed the interest rate for the period beginning on September 27, 2017 and ending on September 27, 2021 on the BAML Term Loan with multiple interest rate swap agreements (the “2017 Interest Rate Swap”).  On August 26, 2013, the Company fixed the interest rate until August 26, 2020 on the BMO Term Loan with an interest rate swap agreement (the “BMO Interest Rate Swap”).  The variable rates that were fixed under the 2017 Interest Rate Swap and the BMO Interest Rate Swap are described in Note 3.

The 2017 Interest Rate Swap and the BMO Interest Rate Swap qualify as cash flow hedges and have been recognized on the consolidated balance sheets at fair value.  If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings, which may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

The following table summarizes the notional and fair value of our derivative financial instruments at September 30, 2018. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$20,297
BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$1,968

On September 30, 2018, the 2017 Interest Rate Swap was reported as an asset at its fair value of approximately $20.3 million and the BMO Interest Rate Swap was reported as an asset at its fair value of approximately $2.0 million.    These are included in other assets: derivative asset on the consolidated balance sheet at September 30, 2018.  Offsetting adjustments are reported as unrealized gains or losses on derivative financial instruments in accumulated other comprehensive income of $11.6  million.  During the nine months ended September 30, 2018,  $1.5  million was reclassified out of other comprehensive income and into interest expense.

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings.  The Company estimates that approximately $7.8  million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

During the three and nine months ended September 30, 2017, the Company recorded $67,000 and $218,000, respectively, of hedge ineffectiveness in earnings.  Hedge ineffectiveness is included in “Other” in the consolidated statements of income.

5.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at each of September 30, 2018 and 2017.

6.  Stockholders’ Equity

As of September 30, 2018, the Company had 107,231,155 shares of common stock outstanding.  The Company declared and paid dividends as follows (in thousands, except per share amounts):

	Dividends Per	Total
Quarter Paid	Share	Dividends

First quarter of 2018	$0.19	$20,374
Second quarter of 2018	$0.09	$9,651
Third quarter of 2018	$0.09	$9,651

First quarter of 2017	$0.19	$20,374
Second quarter of 2017	$0.19	$20,374
Third quarter of 2017	$0.19	$20,374

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a taxable REIT subsidiary (“TRS”).  In the case of TRSs, the Company’s ownership of securities in all TRSs generally cannot exceed 20% of the value of all of the Company’s assets beginning with calendar year 2018 and 25% for previous years and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company’s assets.  FSP Investments LLC and FSP Protective TRS Corp. are the Company’s TRSs operating as taxable corporations under the Code.

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

The Company is subject to a business tax known as the Revised Texas Franchise Tax.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax.  The Company recorded a provision for the Revised Texas Franchise Tax of $200,000 and $261,000 for the nine months ended September 30, 2018 and 2017, respectively.

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.  The Tax Cuts and Jobs Act of 2017 is not expected to have an impact on the Company’s ability to use NOLs or the valuation allowance.  The gross amount of NOLs available to the Company was $13,041,000 as of each of September 30, 2018 and December 31, 2017.

Income Tax Expense

The income tax expense reflected in the consolidated statements of income relates primarily to a franchise tax on our Texas properties.  FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties and the tax expenses associated with these activities are reported as Other Taxes in the table below:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2018	2017

Revised Texas franchise tax	$200	$261
Other Taxes	31	36
Taxes on income	$231	$297

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

9.  Subsequent Events

On October 5, 2018, the Board of Directors of the Company declared a cash distribution of $0.09 per share of common stock payable on November 8, 2018 to stockholders of record on October 19, 2018.

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

As of September 30, 2018, approximately 7.7 million square feet, or approximately 78% of our total owned portfolio, was located in our five core markets.  From time-to-time we may dispose of our smaller, suburban office assets and replace them with larger urban infill and central business district office assets located primarily in our five core markets.  As we execute this strategy, short term operating results could be adversely impacted.  However, we believe that the transformed portfolio has the potential to provide higher profit and asset value growth over a longer period of time.

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

In August 2018, the FASB issued No. ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The ASU is intended to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for all entities for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. This ASU amends existing fair value measurement disclosure requirements by adding, changing, or removing certain disclosures. ASU 2018-13 will be effective for the Company as of January 1, 2020, and earlier adoption is permitted. The Company is currently reviewing the effect of this ASU to the consolidated financial statements.

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of economic growth, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, the pace of economic growth and/or recessionary concerns, uncertainty about government fiscal, monetary, trade and tax policies, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit and interest rates.  In addition, the Federal Reserve Bank has indicated that it could raise interest rates further in 2018 and 2019.  Any increase in interest rates could result in increased borrowing costs to us.  However, we could also benefit from any further improved economic fundamentals and increasing levels of employment.  We believe that the economy is improving in some markets and appears to be in a broad-based upswing.  However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Real Estate Operations

Leasing

Our real estate portfolio of operating properties was approximately 90.5% leased as of September 30, 2018, an increase from 89.7% as of December 31, 2017.  The 0.8% increase in leased space was a result of leasing transactions signed in 2018, which were partially offset by lease expirations and terminations during the nine months ended September 30, 2018.  As of September 30, 2018, we had approximately 931,000 square feet of vacancy in our portfolio compared to approximately 1,007,000 square feet of vacancy at December 31, 2017.  During the nine months ended September 30, 2018, we leased approximately 1,283,000 square feet of office space, including at our property at 801 Marquette Avenue in Minneapolis, Minnesota (“801 Marquette Avenue”), discussed below, of which approximately 940,000 square feet were with existing tenants, at a weighted average term of 7.3 years.  On average, tenant improvements for such leases were $29.16 per square foot, lease commissions were $9.06 per square foot and rent concessions were approximately four and one-half months of free rent.  Average GAAP base rents under such leases were $30.94 per square foot, or 6.0% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2017.

In January 2016, our property at 801 Marquette Avenue with approximately 170,000 square feet of space, became vacant and we subsequently redeveloped the property.  Interior demolition and construction work commenced during the three months ended September 30, 2016.  As of September 30, 2018, we had incurred approximately $17.7 million in total redevelopment costs.  Delivery of the substantially completed project was achieved at the end of the second quarter of 2017.  Redevelopment of 801 Marquette Avenue has resulted in approximately 130,000 of net rentable square feet for the property.  We anticipate the project, when leased, will attain rents of approximately $17 to $19 net rent per square foot compared to previously expired net rent of approximately $4.75 per square foot.

As of September 30, 2018, leases for approximately 5.8% and 9.8% of the square footage in our operating portfolio are scheduled to expire during 2018 and 2019, respectively.  As the fourth quarter of 2018 begins, we believe that our property portfolio is well stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants.  We believe that most of our largest property markets are now experiencing generally steady or improving rental conditions.  We are seeing increased potential leasing activity in the energy influenced markets of Houston and Denver, compared to the last several years.  We anticipate positive leasing activity within the portfolio during the remainder of 2018.

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
•

on July 19, 2018, an office property owned by a Sponsored REIT, Grand Boulevard,  was sold to a third party.  The Company held an equity investment in Grand Boulevard and received a liquidating distribution of its investment of $6.2 million on July 20, 2018.  The Company received an initial cash distribution of $5.9 million from the liquidating trust of Grand Boulevard on August 17, 2018, and anticipates receiving additional liquidating distributions of approximately $0.3 million as the trust is liquidated;

•

on September 24, 2018, an office property owned by a Sponsored REIT, East Wacker, was sold to a third party.  The Company held an equity investment in East Wacker and received a liquidating distribution of its investment of $70.0 million on September 25, 2018.  The Company received an initial cash distribution of $69.0 million from the liquidating trust of East Wacker on September 27, 2018, and anticipates receiving additional liquidating distributions of approximately $1.0 million as the trust is liquidated; and

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

Results of Operations

The following table shows financial results for the three months ended September 30, 2018 and 2017:

	Three months ended September 30,
(in thousands)	2018	2017	Change
Revenues:
Rental	$67,436	$67,339	$97
Related party revenue:
Management fees and interest income from loans	1,261	1,278	(17)
Other	8	9	(1)
Total revenues	68,705	68,626	79
Expenses:
Real estate operating expenses	17,946	17,898	48
Real estate taxes and insurance	11,651	11,882	(231)
Depreciation and amortization	23,277	24,988	(1,711)
General and administrative	3,394	3,286	108
Interest	9,935	8,258	1,677
Total expenses	66,203	66,312	(109)

Income before equity in income (loss) of non-consolidated REITs, other, gain (loss) on sale of properties and properties held for sale, less applicable income tax and taxes	2,502	2,314	188
Equity in income (loss) of non-consolidated REITs	7,180	(121)	7,301
Other	—	67	(67)
Gain (loss) on sale of properties and properties held for sale, less applicable income tax	—	(257)	257

Income before taxes on income	9,682	2,003	7,679
Taxes on income	74	100	(26)

Net income	$9,608	$1,903	$7,705

Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017:

Revenues

Total revenues increased by $0.1 million to $68.7 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017.  The increase was primarily a result of:

•

An increase in rental revenue of approximately $0.1 million arising primarily from termination fees received, which were partially offset by lower rental revenue from lease expirations in the portfolio and from the sale of a property on October 20, 2017.  Our leased space increased 0.8% to 90.5% at September 30, 2018 compared to 89.7% at December 31, 2017.

Expenses

Total expenses decreased by $0.1 million to $66.2 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017.  The decrease was primarily a result of:

•	A decrease in real estate taxes and insurance of approximately $0.2 million.
•	A decrease in depreciation and amortization of approximately $1.7 million.

These decreases were partially offset by:

•

An increase in interest expense of approximately $1.7 million to $9.9 million for the three months ended September 30, 2018 compared to the same period in 2017.  The increase was primarily attributable to interest accruing on the Senior Notes (as defined below), which were issued on December 20, 2017 at a weighted average rate of approximately 4.10%, and used to reduce the outstanding balance on the BAML Revolver (as defined below), a 0.27% increase in the average interest rate on the BAML Term Loan (as defined below),  higher short-term interest rates on the BAML Revolver, and an increase in amortization of deferred financing costs during the three months ended September 30, 2018, as compared to the same period in 2017.

•	An increase in general and administrative expenses of approximately $0.1 million.

Equity in income (loss) of non-consolidated REITs

Equity in income from non-consolidated REITs is $7.2 million for the three months ended September 30, 2018 compared to equity in loss of $0.1 million during the three months ended September 30, 2017.  The equity in income during the three months ended September 30, 2018 principally consisted of equity in income from our preferred stock investment in East Wacker of approximately $7.2 million, which sold its property on September 24, 2018, and was partially offset by equity in loss from our preferred stock investment in Grand Boulevard of approximately $0.1 million, which sold its property on July 19, 2018.

Other

Other expense during the three months ended September 30, 2017 was attributable to hedge ineffectiveness from our derivatives’ fair value prior to October 18, 2017.  The ineffective portion of the derivatives’ fair value was recognized directly into earnings each quarter as hedge ineffectiveness.

Gain (loss) on sale of properties, less applicable income tax

During the three months ended June 30, 2017, we reached a decision to classify our office property located in Baltimore, Maryland as an asset held for sale.  The property was expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $20.5 million net of applicable income taxes and the property was classified as an asset held for sale of $31.9 million at September 30, 2017.  During the three months ended September 30, 2017, we increased the provision for loss by $0.3 million to $20.7 million net of applicable income taxes and the property was classified as an asset held for sale in the amount of $31.6 million at September 30, 2017.  We sold the property on October 20, 2017 for net proceeds of $31.6 million resulting in a total loss of $20.8 million, net of applicable income taxes.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which decreased $19,000, and federal and other income taxes, which decreased by $7,000 during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Net income

Net income for the three months ended September 30, 2018 was $9.6 million compared to a net income of $1.9 million for the three months ended September 30, 2017, for the reasons described above.

The following table shows financial results for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
(in thousands)	2018	2017	Change
Revenues:
Rental	$198,473	$201,710	$(3,237)
Related party revenue:
Management fees and interest income from loans	3,793	4,014	(221)
Other	26	29	(3)
Total revenues	202,292	205,753	(3,461)
Expenses:
Real estate operating expenses	52,051	52,492	(441)
Real estate taxes and insurance	35,120	35,880	(760)
Depreciation and amortization	70,903	75,599	(4,696)
General and administrative	9,908	9,806	102
Interest	29,174	23,730	5,444
Total expenses	197,156	197,507	(351)

Income before equity in income (loss) of non-consolidated REITs, other, gain (loss) on sale of properties and properties held for sale, less applicable income tax and taxes	5,136	8,246	(3,110)
Equity in income (loss) of non-consolidated REITs	6,793	(719)	7,512
Other	—	218	(218)
Gain (loss) on sale of properties and properties held for sale, less applicable income tax	—	(18,460)	18,460

Income (loss) before taxes on income	11,929	(10,715)	22,644
Taxes on income	231	297	(66)

Net income (loss)	$11,698	$(11,012)	$22,710

Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017:

Revenues

Total revenues decreased by $3.5 million to $202.3 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017.  The decrease was primarily a result of:

•

A decrease in rental revenue of approximately $3.2 million arising primarily from lower rental revenue from lease expirations in the portfolio and from sales of a property on January 6, 2017 and another property on October 20, 2017.  Our leased space increased 0.8% to 90.5%  at September 30, 2018 compared to 89.7% at December 31, 2017.

•

A decrease in interest income from loans to Sponsored REITs of approximately $0.2 million as a result of repayments of Sponsored REIT Loans, which was partially offset by higher interest rates in 2018 compared to 2017.

Expenses

Total expenses decreased by $0.4 million to $197.2 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017.  The decrease was primarily a result of:

•	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $1.2 million and a decrease in depreciation and amortization of approximately $4.7 million.

These decreases were partially offset by:

•

An increase in interest expense of approximately $5.4 million to $29.2 million for the nine months ended September 30, 2018 compared to the same period in 2017.  The increase was primarily attributable to interest accruing on the Senior Notes, which were issued on December 20, 2017 at a weighted average rate of approximately 4.10%, and used to reduce the outstanding balance on the BAML Revolver, a 0.27% increase in the average interest rate on the BAML Term Loan,  higher short-term interest rates on the BAML Revolver, and an increase in amortization of deferred financing costs during the nine months ended September 30, 2018, as compared to the same period in 2017.

•	An increase in general and administrative expenses of approximately $0.1 million.

Equity in losses of non-consolidated REITs

Equity in income from non-consolidated REITs is $6.8 million for the nine months ended September 30, 2018 compared to equity in loss of $0.7 million during the nine months ended September 30, 2017.  The equity in income (loss) during the nine months ended September 30, 2018 consisted of equity in income from our preferred stock investment in East Wacker of $7.2 million, which sold its property on September 24, 2018, and was partially offset by equity in loss from our preferred stock investment in Grand Boulevard of $0.1 million, which sold its property on July 19, 2018.  In addition, during the three months ended June 30, 2018, we recognized an impairment charge of $0.3 million, which represented the other-than-temporary decline in the fair value below the carrying value of the Company’s investments in non-consolidated REITs.

Other

Other expense during the nine months ended September 30, 2017 was attributable to hedge ineffectiveness from our derivatives’ fair value prior to October 18, 2017.  The ineffective portion of the derivatives’ fair value was recognized directly into earnings each quarter as hedge ineffectiveness.

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

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which decreased $61,000, and federal and other income taxes, which decreased by $5,000 during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Net income (loss)

Net income for the nine months ended September 30, 2018 was $11.7 million compared to a net loss of $11.0  million for the nine months ended September 30, 2017, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands):	2018	2017	2018	2017
Net income (loss)	$9,608	$1,903	$11,698	$(11,012)
(Gain) loss on sale of properties and properties held for sale, less applicable income tax	—	257	—	18,460
Equity in (income) loss of non-consolidated REITs	(7,180)	121	(6,793)	719
FFO from non-consolidated REITs	649	874	2,511	2,465
Depreciation and amortization	23,081	24,903	70,499	74,658
NAREIT FFO	26,158	28,058	77,915	85,290
Hedge ineffectiveness	—	(67)	—	(218)
Acquisition costs of new properties	—	—	—	18

Funds From Operations	$26,158	$27,991	$77,915	$85,090

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

Net Operating Income (NOI)*

	Rentable
	Square				Nine Months				Nine Months
	Feet	Three Months Ended			Ended	Three Months Ended			Ended	Inc	%
(in thousands)	or RSF	31-Mar-18	30-Jun-18	30-Sep-18	30-Sep-18	31-Mar-17	30-Jun-17	30-Sep-17	30-Sep-17	(Dec)	Change
Region
East	1,007	$3,991	$4,123	$4,032	$12,146	$3,917	$3,941	$3,926	$11,784	$362	3.1%
MidWest	1,549	6,257	4,955	5,104	16,316	4,365	3,908	4,476	12,749	3,567	28.0%
South	4,597	15,431	15,223	16,722	47,376	17,008	16,463	16,531	50,002	(2,626)	(5.3)%
West	2,608	10,958	11,061	11,324	33,343	10,958	12,045	11,337	34,340	(997)	(2.9)%
Same Store	9,761	36,637	35,362	37,182	109,181	36,248	36,357	36,270	108,875	306	0.3%

Acquisitions	—	—	—	—	—	—	—	—	—	—	—%
Property NOI* from the continuing portfolio	9,761	36,637	35,362	37,182	109,181	36,248	36,357	36,270	108,875	306	0.3%
Dispositions, Non-Operating, Development or Redevelopment	-	79	(38)	(69)	(28)	625	467	568	1,660	(1,688)	(1.6)%
Property NOI*	9,761	$36,716	$35,324	$37,113	$109,153	$36,873	$36,824	$36,838	$110,535	$(1,382)	(1.3)%

Same Store		$36,637	$35,362	$37,182	$109,181	$36,248	$36,357	$36,270	$108,875	$306	0.3%

Less Nonrecurring
Items in NOI* (a)		761	1,141	2,504	4,406	65	1,178	1,103	2,346	2,060	(1.9)%

Comparative
Same Store		$35,876	$34,221	$34,678	$104,775	$36,183	$35,179	$35,167	$106,529	$(1,754)	(1.6)%

					Nine Months				Nine Months
		Three Months Ended			Ended	Three Months Ended			Ended
Reconciliation to Net Income (Loss)		31-Mar-18	30-Jun-18	30-Sep-18	30-Sep-18	31-Mar-17	30-Jun-17	30-Sep-17	30-Sep-17
Net income (loss)		$1,425	$665	$9,608	$11,698	$4,480	$(17,395)	$1,903	$(11,012)
Add (deduct):
Gain (loss) on sale of properties and properties held for sale, less applicable income tax		—	—	—	—	(2,289)	20,492	257	18,460
Hedge ineffectiveness		—	—	—	—	(22)	(129)	(67)	(218)
Management fee income		(746)	(746)	(712)	(2,204)	(794)	(768)	(791)	(2,353)
Depreciation and amortization		24,035	23,591	23,277	70,903	25,332	25,279	24,988	75,599
Amortization of above/below market leases		(85)	(123)	(196)	(404)	(168)	(687)	(86)	(941)
General and administrative		3,432	3,082	3,394	9,908	3,443	3,077	3,286	9,806
Interest expense		9,486	9,753	9,935	29,174	7,579	7,893	8,258	23,730
Interest income		(1,120)	(1,141)	(1,157)	(3,418)	(1,214)	(1,206)	(1,134)	(3,554)
Equity in (income) loss of non-consolidated REITs		105	282	(7,180)	(6,793)	397	201	121	719
Non-property specific items, net		184	(39)	144	289	129	67	103	299

Property NOI*		$36,716	$35,324	$37,113	$109,153	$36,873	$36,824	$36,838	$110,535

(a)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the nine months ending September 30, 2018 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in non-consolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	September 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2018 (a)	Square Feet (b)

Forest Park	Charlotte	NC	1999	62,212	62,212	100.0%	$15.60
Meadow Point	Chantilly	VA	1999	138,537	138,537	100.0%	26.33
Innsbrook	Glen Allen	VA	1999	298,456	298,456	100.0%	11.38
Loudoun Tech Center	Dulles	VA	1999	136,658	130,850	95.8%	18.33
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	32.80
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	33.99
East total				1,006,863	1,001,055	99.4%	22.87
Northwest Point	Elk Grove Village	IL	1999	177,095	177,095	100.0%	32.38
909 Davis Street	Evanston	IL	2002	195,098	168,311	86.3%	35.32
River Crossing	Indianapolis	IN	1998	205,059	194,047	94.6%	23.57
Timberlake	Chesterfield	MO	1999	234,496	234,496	100.0%	28.64
Timberlake East	Chesterfield	MO	2000	117,036	117,036	100.0%	26.97
121 South 8th Street	Minneapolis	MN	1974	293,460	222,061	75.7%	22.30
Plaza Seven	Minneapolis	MN	1987	326,483	288,448	88.4%	35.02
Midwest total				1,548,727	1,401,494	90.5%	29.38
Blue Lagoon Drive	Miami	FL	2002	212,619	212,619	100.0%	23.57
One Overton Park	Atlanta	GA	2002	387,267	233,328	60.3%	24.19
Park Ten	Houston	TX	1999	157,460	116,568	74.0%	28.56
Addison Circle	Addison	TX	1999	288,794	273,344	94.7%	33.10
Collins Crossing	Richardson	TX	1999	300,887	300,887	100.0%	25.15
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	30.34

The information presented below provides the weighted average GAAP rent per square foot for the nine months ending September 30, 2018 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in non-consolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	September 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2018 (a)	Square Feet (b)

Park Ten Phase II	Houston	TX	2006	156,746	2,147	1.4%	$8.68
Liberty Plaza	Addison	TX	1985	218,934	184,321	84.2%	21.29
Legacy Tennyson Center	Plano	TX	1999/2008	202,600	151,342	74.7%	20.74
One Legacy Circle	Plano	TX	2008	214,110	214,110	100.0%	37.42
One Ravinia Drive	Atlanta	GA	1985	386,602	352,504	91.2%	25.62
Two Ravinia Drive	Atlanta	GA	1987	411,047	307,463	74.8%	27.52
Westchase I & II	Houston	TX	1983/2008	629,025	527,752	83.9%	29.62
Pershing Park Plaza	Atlanta	GA	1989	160,145	156,013	97.4%	36.05
999 Peachtree	Atlanta	GA	1987	621,946	539,725	86.8%	32.24
South Total				4,596,581	3,820,522	83.1%	28.63
380 Interlocken	Broomfield	CO	2000	240,358	207,213	86.2%	29.82
1999 Broadway	Denver	CO	1986	676,379	523,382	77.4%	31.25
1001 17th Street	Denver	CO	1977/2006	655,413	602,718	92.0%	34.87
600 17th Street	Denver	CO	1982	598,630	503,388	84.1%	33.00
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	25.45
390 Interlocken	Broomfield	CO	2002	241,512	236,972	98.1%	30.65
West Total				2,608,528	2,269,908	87.0%	31.90

Grand Total				9,760,699	8,492,979	87.0%	$28.95

(a)	Based on weighted occupied square feet for the nine months ended September 30, 2018, including month-to-month tenants, divided by the Property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the nine months ended September 30, 2018, per weighted occupied square foot.

Liquidity and Capital Resources

Cash, restricted cash and cash equivalents were $10.4 million and $9.8 million at September 30, 2018 and December 31, 2017, respectively. The increase of $0.6 million is attributable to $62.9 million provided by operating activities, plus $40.5 million provided by investing activities less $102.8 million used in financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2018 of $62.9 million is primarily attributable to net income of 11.7 million plus the add-back of $66.7 million of non-cash expenses and an increase in tenant security deposits of $0.2 million.  These amounts were partially offset by an increase in payments of deferred leasing commissions of $11.0 million, a decrease to accounts payable and accrued expenses of $3.5 million, an increase in lease acquisition costs of $0.6 million,  an increase in prepaid expenses and other assets of $0.5 million and an increase to tenant rent receivables of $0.1 million.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2018 of $40.5 million is primarily attributable to proceeds received from the liquidating distributions received from two non-consolidated REITs of $74.9 million, repayments received from one related party mortgage receivable of $0.8 million and distributions received from non-consolidated REITs of $0.7 million.  These increases were partially offset by purchases of other real estate assets and office equipment investments of approximately $35.9 million.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2018 of $102.8 million is primarily attributable to distributions paid to stockholders of $39.7 million, net repayments on the BAML Revolver (as defined below) of $61.0 million and an increase to deferred financing costs of $2.1 million.

JPM Term Loan

On August 2, 2018, the Company entered into an Amended and Restated Credit Agreement among the Company, JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lending institutions party thereto (the “JPM Credit Agreement”), which provides a single unsecured bridge loan in the aggregate principal amount of $150 million (the “JPM Term Loan”) that remains fully advanced and outstanding.  The JPM Term Loan matures on November 30, 2021.

The JPM Term Loan bears interest at either (i) a number of basis points over the Eurodollar Rate depending on the Company’s credit rating (125.0 basis points over the Eurodollar Rate at September 30, 2018) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25.0 basis points over the base rate at September 30, 2018).

Based upon the Company’s credit rating, as of September 30, 2018, the interest rate on the JPM Term Loan was 3.38% per annum.  The weighted average interest rate on the JPM Term Loan during the nine months ended September 30, 2018 was approximately 3.24% per annum.  The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2017 was approximately 2.45% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the JPM Term Loan financial covenants as of September 30, 2018.

The Company used the proceeds from the JPM Term Loan to acquire the property located at 600 17th Street, Denver, Colorado on December 1, 2016 and for other general business purposes.

BMO Term Loan

On September 27, 2018, the Company entered into a  Second Amended and Restated Credit Agreement among the Company, the lending institutions party thereto and Bank of Montreal, as administrative agent (the “BMO Credit Agreement”). The BMO Credit Agreement provides for a single, unsecured term loan borrowing in the amount of $220 million (the “BMO Term Loan”) that remains fully advanced and outstanding. The BMO Term Loan consists of a $55 million tranche A term loan and a $165 million tranche B term loan.  The tranche A term loan matures on November 30, 2021 and the tranche B term loan matures on January 31, 2024.  The BMO Credit Agreement also includes an accordion feature that allows up to $100 million of additional loans, subject to receipt of lender commitments and satisfaction of certain customary conditions.

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (125 basis points over LIBOR at September 30, 2018) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25 basis points over the base rate at September 30, 2018).

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum until August 26, 2020.  Accordingly, based upon the Company’s credit rating, as of September 30, 2018, the effective interest rate on the BMO Term Loan was 3.57% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or BMO administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of September 30, 2018.

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

As of September 30, 2018, there were borrowings of $17 million outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.20% over LIBOR at September 30, 2018) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at September 30, 2018). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.25% at September 30, 2018).

Based upon the Company’s credit rating, as of September 30, 2018, the interest rate on the BAML Revolver was 3.33% per annum.  The weighted average interest rate on all amounts outstanding on the BAML Revolver during the nine months ended September 30, 2018  was approximately 3.07% per annum.  As of December 31, 2017, there were borrowings of $78 million outstanding under the BAML Revolver at an interest rate of 2.63% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.35% over LIBOR at September 30, 2018) or (ii) a margin over the base rate depending on the Company’s credit rating (0.35% over the base rate at September 30, 2018).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021.  Accordingly, based upon the Company’s credit rating, as of September 30, 2018, the effective interest rate on the BAML Term Loan was 2.47% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the BAML Credit Facility financial covenants as of September 30, 2018.

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

Equity Securities

As of September 30, 2018, we had an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our debt securities, common stock, preferred stock or depository shares. From time to time, we expect to issue debt securities, common stock, preferred stock or depository shares under our existing automatic shelf registration statements or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of September 30, 2018, we were committed to fund up to $79.5 million to three Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $70.9 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from refinancing, long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Loans to Sponsored REITs

Sponsored REIT Loans

From time to time we may make secured loans (“Sponsored REIT Loans”) to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  We anticipate that each Sponsored REIT Loan will be repaid at maturity or earlier from refinancing, long term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years.  Except for two mortgage loans which bear interest at a fixed rate, advances under each Sponsored REIT Loan bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and advances also require a 50 basis point draw fee.

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

Additional information about our Sponsored REIT Loans outstanding as of September 30, 2018, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-Consolidated Entities, Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the nine months ended September 30, 2018 and 2017, respectively, the rental income exceeded the expenses for each individual property, with the exception of one property located in Minneapolis, Minnesota for the three and nine months ended September 30, 2018 and 2017, and one property located in Houston, Texas during the three and nine months ended September 30, 2018 and the six month period ended September 30, 2017.

Our property located at 801 Marquette Avenue in Minneapolis, Minnesota (“801 Marquette Avenue”) had approximately 170,000 square feet of rentable space and became vacant in January 2016.  On June 30, 2016, we commenced a redevelopment plan for the property and substantially completed the redevelopment in the second quarter of 2017 and we are actively marketing the property for leasing.  Redevelopment of 801 Marquette Avenue resulted in approximately 130,000 of net rentable square feet for the property.  As a result of the vacancy, we had no rental income and had operating expenses of $27,000 and $116,000 during the three and nine months ended September 30, 2018.   We had no rental income and had operating expenses of $26,000 and $27,000 during the three and nine months ended September 30, 2017.

Our property located at 16290 Katy Freeway in Houston, Texas has approximately 157,000 square feet of rentable space and became substantially vacant on April 30, 2017 when two tenants vacated 155,000 square feet of space.  We had rental income of $3,000 and had operating expenses of $337,000 during the three months ended September 30, 2018.  We had rental income of $14,000 and had operating expenses of $1,075,000 during the nine months ended September 30, 2018.  We had rental income of $362,000 and had operating expenses of $748,000 during the six month period ended September 30, 2017.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  As of September 30, 2018 and December 31, 2017, if market rates on our outstanding borrowings under our BAML Revolver increased by 10% at maturity, or approximately 36 and 29 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.6 million and $0.7 million annually, respectively.  Based upon our credit rating, the interest rate on the BAML Revolver as of September 30, 2018 was LIBOR plus 120 basis points, or 3.51% per annum.  Based upon our credit rating, the interest rate on the JPM Term Loan as of September 30, 2018 was the Eurodollar Rate plus 125 basis points, or 3.56% per annum.    We do not believe that the interest rate risk on the BAML Revolver and the JPM Term Loan is material as of September 30, 2018.

Although the interest rates on the BMO Term Loan and the BAML Term Loan are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BAML Term Loan by entering into interest rate swap agreements.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning September 27, 2017 and ending September 27, 2021 (the “2017 Interest Rate Swap”).  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum until August 26, 2020 (the “BMO Interest Rate Swap”).  Accordingly, based upon our credit rating, as of September 30, 2018, the interest rate on the BMO Term Loan was 3.57% per annum and the interest rate on the BAML Term Loan was 2.47% per annum.  The fair value of the 2017 Interest Rate Swap and the BMO Interest Rate Swap are affected by changes in market interest rates.  We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the 2017 Interest Rate Swap from September 27, 2017 until September 27, 2021.  We believe we have mitigated interest rate risk with respect to the BMO Term Loan through the BMO Interest Rate Swap until August 26, 2020.  The 2017 Interest Rate Swap and the BMO Interest Rate Swap were our only derivative instruments as of September 30, 2018.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BAML Term Loan and our BMO Term Loan as of September 30, 2018 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$20,297
BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$1,968

Our BMO Term Loan and BAML Term Loan hedging transactions used derivative instruments that involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in either or both of the contracts. We require our derivatives contracts to be with counterparties that have investment grade ratings.  The counterparties to the 2017 Interest Rate Swap are a group of banks and the counterparty to the BMO Interest Rate Swap is Bank of Montreal, all of which have investment grade ratings.  As a result, we do not anticipate that either counterparty will fail to meet its obligations.  However, there can be no assurance that we will be able to adequately protect against the foregoing risks or that we will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

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

During the three and nine months ended September 30, 2017, we recorded $129,000 and $151,000 of hedge ineffectiveness in earnings, which is included in “Other” in the consolidated statements of income.  Hedge ineffectiveness is included in Other expense in the consolidated statements of income.

The following table presents,  as of September 30, 2018, our contractual variable rate borrowings under our BAML Revolver, which matures on January 12, 2022, under our JPM Term Loan, which matures on November 30, 2021, under our BAML Term Loan, which matures on January 12, 2023, under our BMO Term Loan, for which tranche A matures on November 30, 2021 and tranche B matures on January 31, 2024, under our Series A Notes, which mature on December 20, 2024, and under our Series B Notes, which mature on December 20, 2027.  Under the BAML Revolver, we have the right to extend the initial maturity date with two additional six month extensions, or until January 12, 2023, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2018	2019	2020	2021	2022	Thereafter
BAML Revolver	$17,000	$—	$—	$—	$—	$17,000	$—
JPM Term Loan	150,000	—	—	—	150,000	—	—
BAML Term Loan	400,000	—	—	—	—	—	400,000
BMO Term Loan Tranche A	55,000	—	—	—	55,000	—	—
BMO Term Loan Tranche B	165,000	—	—	—	—	—	165,000
Series A Notes	116,000	—	—	—	—	—	116,000
Series B Notes	84,000	—	—	—	—	—	84,000
Total	$987,000	$—	$—	$—	$205,000	$17,000	$765,000

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

As of September 30, 2018, there have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2017 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

10.1 (3)	Amended and Restated Credit Agreement, dated August 2, 2018, among FSP Corp., JPMorgan Chase Bank, N.A. and the other parties thereto.

10.2 (4)	Second Amended and Restated Credit Agreement, dated September 27, 2018, among FSP Corp., Bank of Montreal and the other parties thereto.

31.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Consolidated Financial Statements.

Footnotes	Description

(1)	Incorporated by reference to FSP Corp.’s Form 8-A, filed on April 5, 2005 (File No. 001-32470).

(2)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 6, 2018 (File No. 001-32470).

(3)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on August 2, 2018 (File No. 001-32470).

(4)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on September 27, 2018 (File No. 001-32470).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: October 30, 2018	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: October 30, 2018	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)