Form 10-K
period 2018-12-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2019-02-12
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to ue the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price as reported on NYSE American, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2018, was approximately $880,955,282.

There were 107,231,155 shares of common stock of the registrant outstanding as of February 7, 2019.

Documents incorporated by reference: The registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s Annual Meeting of Stockholders to be held on May 9, 2019 (the “Proxy Statement”).  The information required in response to Items 10 — 14 of Part III of this Form 10-K, other than that contained in Part I under the caption, “Directors and Executive Officers of FSP Corp.,” is hereby incorporated by reference to the Proxy Statement.

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

Real Estate

We own and operate a portfolio of real estate consisting of 35 office properties as of December 31, 2018, consisting of 32 operating properties and 3 redevelopment properties. We derive rental revenue from income paid to us by tenants of these properties.  See Item 2 of this Annual Report on Form 10-K for more information about our properties.  From time-to-time we dispose of properties generating gains or losses in an ongoing effort to improve and upgrade our portfolio.

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

From time-to-time we may make secured loans to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes.  We anticipate that these loans will be repaid at their maturity or earlier from long-term financings of the underlying properties, cash flows from the underlying properties or some other capital event.  We refer to these loans as Sponsored REIT Loans.  We had four Sponsored REIT Loans secured by real estate outstanding as of December 31, 2018, from which we derive interest income.

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

We may acquire, and have acquired, real properties in any geographic area of the United States and of any property type.  We own 35 office properties that are located in 10 different states as of December 31, 2018,  which consist of 32 operating properties and 3 redevelopment properties.  See Item 2 of this Annual Report on Form 10-K for more information about our properties.

From time to time, as market conditions warrant, we may sell properties owned by us.  We sold no properties during 2018.  We sold an office property located in Milpitas, California on January 6, 2017 at a $2.3 million gain and an office property located in Baltimore, Maryland on October 20, 2017 at a $20.8 million loss.  We sold an office property located in Maryland Heights, Missouri on April 5, 2016 at a $4.2 million gain and an office property located in Federal Way, Washington on December 16, 2016 at a $7.1 million loss.  When we sell a property, we either distribute some or all of the sale proceeds to our stockholders as a distribution or retain some or all of such proceeds for investment in real properties or other corporate activities.

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
•

we believe that we have the ability to hold properties through down cycles because we generally do not have mortgage debt on the Company, which could place the properties at risk of foreclosure.  As of February 7, 2019, none of our owned properties were subject to mortgage debt.

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

Employees

We had 38 employees as of February 7, 2019 and December 31, 2018.

Available Information

We make available, free of charge through our website http://www.fspreit.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission, or SEC.

We will voluntarily provide paper copies of our filings and code of ethics upon written request received at the address on the cover of this Annual Report on Form 10-K, free of charge.

Directors and Executive Officers of FSP Corp.

The following table sets forth the names, ages and positions of all our directors and executive officers as of February 7, 2019.

Name	Age	Position
George J. Carter (6)	70	Chief Executive Officer and Chairman of the Board
John N. Burke (1) (2) (3) (5) (7)	57	Director
Brian N. Hansen (1) (2) (3) (4) (9)	47	Director
Kenneth Hoxsie (1) (3) (5)	68	Director
Dennis J. McGillicuddy (1) (4)	77	Director
Georgia Murray (1) (2) (6) (8) (10)	68	Director
Kathryn P. O'Neil (2) (3) (5)	55	Director
Jeffrey B. Carter	47	President and Chief Investment Officer
Scott H. Carter	47	Executive Vice President, General Counsel and Secretary
John G. Demeritt	58	Executive Vice President, Chief Financial Officer and Treasurer
John F. Donahue	52	Executive Vice President
Eriel Anchondo	41	Executive Vice President and Chief Operating Officer

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	Class I Director
(5)	Class II Director
(6)	Class III Director
(7)	Chair of the Audit Committee
(8)	Chair of the Compensation Committee
(9)	Chair of the Nominating and Corporate Governance Committee
(10)	Lead Independent Director

George J. Carter, age 70, is Chief Executive Officer and has been Chairman of the Board of Directors of FSP Corp. since 2002.  Mr. Carter also was the President of FSP Corp. from 2002 to May 2016.  Mr. Carter is responsible for all aspects of the business of FSP Corp. and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments.  Prior to the conversion, he was President of the general partner of the FSP Partnership and was responsible for all aspects of the business of the FSP Partnership and its affiliates.  From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”).  Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts.  From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts.  Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co.  Mr. Carter is a graduate of the University of Miami (B.S.).

John N. Burke, age 57, has been a Director of FSP Corp. since 2004 and Chair of the Audit Committee since June 2004. Mr. Burke is a certified public accountant with over 30 years of experience in the practice of public accounting working with both private and publicly traded companies with extensive experience serving clients in the real estate and REIT industry. His experience includes analysis and evaluation of financial reporting, accounting systems, internal controls and audit matters. Mr. Burke has been involved as an advisor on several public offerings, private equity and debt financings and merger and acquisition transactions. Mr. Burke’s consulting experience includes a wide range of accounting, tax and business planning matters. Prior to starting his own firm in 2003, Mr. Burke was an Audit Partner in the Boston office of BDO USA, LLP. Mr. Burke is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of CPAs. Mr. Burke earned an M.S. in Taxation and studied undergraduate accounting at Bentley University.

Brian N. Hansen, age 47, has been a Director of FSP Corp. since 2012 and Chair of the Nominating and Corporate Governance Committee since 2013. Since 2007, Mr. Hansen has served as President and Chief Operating Officer of Confluence Investment Management LLC, a St. Louis based Registered Investment Advisor. Prior to founding Confluence in 2007, Mr. Hansen served as a Managing Director in A.G. Edwards’ Financial Institutions & Real Estate Investment Banking practice. While at A.G. Edwards, Mr. Hansen advised a wide variety of Real Estate Investment Trusts on numerous capital markets transactions, including public and private offerings of debt and equity securities as well as the analysis of various merger & acquisition opportunities. Prior to joining A.G. Edwards, Mr. Hansen served as a Manager in Arthur Andersen LLP’s Audit & Business Advisory practice. Mr. Hansen has served on the boards of a number of non-profit entities and currently serves on the Investment Committee of the Archdiocese of St. Louis and as a member of the St. Louis County Retirement Board.  Mr. Hansen earned his M.B.A. from the Kellogg School of Management at Northwestern University and his Bachelor of Science in Commerce from DePaul University. Mr. Hansen is a Certified Public Accountant.

Kenneth A. Hoxsie, age 68, has been a Director of FSP Corp. since January 2016.  Mr. Hoxsie was a Partner at the international law firm of Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) until his retirement on December 31, 2015.  He joined Hale and Dorr (the predecessor of WilmerHale) in 1981, subsequently worked at Copley Real Estate Advisors, an institutional real estate investment advisory firm, and rejoined Hale and Dorr in 1994. Mr. Hoxsie has over 30 years’ experience in real estate capital markets transactions, fund formation, public company counseling and mergers and acquisitions and has advised the Company since its formation in 1997. Mr. Hoxsie earned his J.D. (Cum Laude) from Harvard Law School, his M.A. from Harvard University and his B.A. (Summa Cum Laude) from Amherst College, where he was elected to Phi Beta Kappa.

Dennis J. McGillicuddy, age 77, has been a Director of FSP Corp. since May 2002.  Mr. McGillicuddy graduated from the University of Florida with a B.A. degree and from the University of Florida Law School with a J.D. degree.  In 1968, Mr. McGillicuddy joined Barry Silverstein in founding Coaxial Communications, a cable television company.  In 1998 and 1999, Coaxial sold its cable systems.  Mr. McGillicuddy has served on the boards of various charitable organizations. He is currently president of the Board of Trustees of Florida Studio Theater, a professional non-profit theater organization, and he serves as a Co-Chair, together with his wife, of Embracing Our Differences, an annual month-long art exhibit that promotes the values of diversity and inclusion.  Mr. McGillicuddy also is a director of All-Star Children’s Foundation, an organization engaged in creating a new paradigm for foster care.

Georgia Murray, age 68, has been a Director of FSP Corp. since April 2005, Chair of the Compensation Committee since October 2006 and Lead Independent Director since February 2014.  Ms. Murray is retired from Lend

Lease Real Estate Investments, Inc., where she served as a Principal from November 1999 until May 2000.  From 1973 through October 1999, Ms. Murray worked at The Boston Financial Group, Inc., serving as Senior Vice President and a Director at times during her tenure.  Boston Financial was an affiliate of the Boston Financial Group, Inc.  She is a past Trustee of the Urban Land Institute and a past President of the Multifamily Housing Institute.  Ms. Murray previously served on the Board of Directors of Capital Crossing Bank.  She also serves on the boards of numerous non-profit entities.  Ms. Murray is a graduate of Newton College.

Kathryn P. O’Neil, age 55, has been a Director of FSP Corp. since January 2016. Ms. O’Neil was a Director at Bain Capital in the Investor Relations area where she focused on Private Equity and had oversight of the Investment Advisory sector from 2011 until her retirement in 2014. From 1999 to 2007, Ms. O’Neil was a Partner at FLAG Capital Management LLC, a manager of fund-of-funds investment vehicles in private equity, venture capital, real estate and natural resources.  Previously, Ms. O’Neil was an Investment Consultant at Cambridge Associates where she specialized in Alternative Assets.  Ms. O’Neil currently serves on a variety of non-profit boards, including the Peabody Essex Museum where she is a Director and a member of the Finance, Audit, and Investment Committees, Horizon’s for Homeless Children where she is a Director and serves on the Executive and Finance Committees, and the Trustees of Reservations where she serves on the President’s Council and Investment Committee. Ms. O’Neil is a Trustee Emeritus of Colby College and a former member of the Board of Overseers of the Boston Museum of Science. Ms. O’Neil holds a B.A. (Summa Cum Laude) and M.A. (Honorary) from Colby College where she was elected to Phi Beta Kappa.  Ms. O’Neil received her M.B.A. from The Harvard Graduate School of Business Administration.

Jeffrey B. Carter, age 47, is President and Chief Investment Officer of FSP Corp.  Mr. Carter served as Executive Vice President and Chief Investment Officer from February 2012 until May 2016, when he was appointed as President in addition to his position as Chief Investment Officer.  Previously, Mr. Carter served as Senior Vice President and Director of Acquisitions of FSP Corp. from 2005 to 2012 and as Vice President - Acquisitions from 2003 to 2005.  Mr. Carter oversees the day-to-day execution of the Company’s strategic objectives and business plan.  In addition, Mr. Carter is primarily responsible for developing and implementing the Company’s investment strategy, including coordination of acquisitions and dispositions.  Prior to joining FSP Corp., Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida.  Mr. Carter is a graduate of Arizona State University (B.A.), The George Washington University (M.A.) and Cornell University (M.B.A.).  Mr. Carter’s father, George J. Carter, serves as Chief Executive Officer and Chairman of the Board of Directors of FSP Corp. and Mr. Carter’s brother, Scott H. Carter, serves as Executive Vice President, General Counsel and Secretary of FSP Corp.

Scott H. Carter, age 47, is Executive Vice President, General Counsel and Secretary of FSP Corp.  Mr. Carter has served as General Counsel since February 2008.  Mr. Carter joined FSP Corp. in October 2005 as Senior Vice President and In-house Counsel.  Mr. Carter is primarily responsible for the management of all of the legal affairs of FSP Corp. and its affiliates.  Prior to joining FSP Corp. in October 2005, Mr. Carter was associated with the law firm of Nixon Peabody LLP, which he originally joined in 1999.  At Nixon Peabody LLP, Mr. Carter concentrated his practice on the areas of real estate syndication, acquisitions and finance.  Mr. Carter received a Bachelor of Business Administration (B.B.A.) degree in Finance and Marketing and a Juris Doctor (J.D.) degree from the University of Miami.  Mr. Carter is admitted to practice law in the Commonwealth of Massachusetts.  Mr. Carter’s father, George J. Carter, serves as Chief Executive Officer and Chairman of the Board of Directors of FSP Corp. and Mr. Carter’s brother, Jeffrey B. Carter, serves as President and Chief Investment Officer of FSP Corp.

John G. Demeritt, age 58, is Executive Vice President, Chief Financial Officer and Treasurer of FSP Corp. and has been Chief Financial Officer since March 2005.  Mr. Demeritt previously served as Senior Vice President, Finance and Principal Accounting Officer from September 2004 to March 2005.  Prior to September 2004, Mr. Demeritt was a Manager with Caturano & Company, an independent accounting firm (which later merged with McGladrey) where he focused on Sarbanes Oxley compliance.  Previously, from March 2002 to March 2004 he provided consulting services to public and private companies where he focused on SEC filings, evaluation of business processes and acquisition integration.  During 2001 and 2002 he was Vice President of Financial Planning & Analysis at Cabot Industrial Trust, a publicly traded real estate investment trust, which was acquired by CalWest in December 2001.  From October 1995 to December 2000 he was Controller and Officer of The Meditrust Companies, a publicly traded real estate investment trust (formerly known as The La Quinta Companies, which was then acquired by the Blackstone Group), where he was involved with a number of merger and financing transactions.  Prior to that, from 1986 to 1995 he had financial and accounting responsibilities at three other public companies, and was previously associated with Laventhol & Horwath, an independent accounting firm from 1983 to 1986.  Mr. Demeritt is a Certified Public Accountant and holds a Bachelor of Science degree from Babson College.

John F. Donahue, age 52, is Executive Vice President of FSP Corp. and President of FSP Property Management LLC and has held those positions since May 2016.  Mr. Donahue is primarily responsible for the oversight of the management of all of the real estate assets of FSP Corp. and its affiliates.  Mr. Donahue joined FSP Corp. in August 2001 as Vice President of FSP Property Management LLC.  From 2001 to May 2016, Mr. Donahue was responsible for the management of certain of the real estate assets of FSP Corp. and its affiliates.  From 1992 to 2001, Mr. Donahue worked in the pension fund advisory business for GE Capital and AEW Capital Management with oversight of office, research and development, industrial and land investments. From 1989 to 1992, Mr. Donahue worked for Krupp Realty in various accounting and finance roles. Mr. Donahue holds a Bachelor of Science in Business Administration degree from Bryant College.

Eriel Anchondo, age 41, is Executive Vice President and Chief Operating Officer of FSP Corp. and has held those positions since May 2016.  Mr. Anchondo joined FSP Corp. in 2015 as Senior Vice President of Operations.  Mr. Anchondo is responsible for ensuring that the Company has the proper operational controls, administrative and reporting procedures, and people systems and infrastructure in place to effectively grow the organization and maintain financial strength and operating efficiency. Prior to joining FSP Corp., from July 2014 to December 2014, Mr. Anchondo provided consulting services to the retail banking division of ISBAN, which is part of the Technology and Operations division of the Santander Group of financial institutions.  From May 2007 to July 2013, Mr. Anchondo was employed by Mercer, a global consulting leader in talent, health, retirement, and investments, as an Employee Education Manager across all lines of Mercer’s business. From May 2005 to May 2007, Mr. Anchondo was a Communications Consultant at New York Life Investment Management. From December 2002 to May 2005, Mr. Anchondo worked in the Preferred Client Services Group at Putnam Investments. Mr. Anchondo is a graduate of Boston University (B.A.) and Cornell University (M.B.A.).

Except for Eriel Anchondo, who joined FSP Corp. in 2015, each of the above executive officers has been a full-time employee of FSP Corp. for the past five fiscal years.

Item 1A.Risk Factors

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

There can be no assurance that we will be able to refinance the revolving line of credit portion of the BAML Credit Facility (as defined in Note 4 to the Consolidated Financial Statements) upon its maturity on January 12, 2022 (subject to two six month extensions until January 12, 2023), the term loan portion of the BAML Credit Facility upon its maturity on January 12, 2023, the BMO Term Loan (as defined in Note 4 to the Consolidated Financial Statements) upon its maturities on November 30, 2021 and January 31, 2024, the JPM Term Loan (as defined in Note 4 to the Consolidated Financial Statements) upon its maturity on November 30, 2021, the Series A Notes (as defined in Note 4 to the Consolidated Financial Statements) upon their maturity on December 20, 2024 or the Series B Notes (as defined in Note 4 to the Consolidated Financial Statements) upon their maturity on December 20, 2027, that any such refinancings would be on terms as favorable as the terms of the BAML Credit Facility, the BMO Term Loan, the JPM Term Loan, the Series A Notes, or the Series B Notes, or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on the BAML Credit Facility, the BMO Term Loan, the JPM Term Loan, the Series A Notes or the Series B Notes.  If we are unable to refinance the BAML Credit Facility, the BMO Term Loan, the JPM Term Loan, the Series A Notes or the Series B Notes at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected.

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

As of December 31, 2018, we had approximately $25 million of indebtedness under the revolving line of credit portion of our BAML Credit Facility that bears interest at variable rates based on our credit rating, and we may incur more of such indebtedness in the future.  Borrowings under the revolving line of credit portion of our BAML Credit Facility may not exceed $600 million outstanding at any time.  As of December 31, 2018, $400 million was drawn and outstanding under the term loan portion of our BAML Credit Facility.  The BAML Credit Facility includes an accordion feature that allows for an aggregate amount of up to $500 million of additional borrowing capacity.  On July 22, 2016, we fixed the base LIBOR rate on the term loan portion of the BAML Credit Facility at 1.12% until September 27, 2021 by entering into an interest rate swap agreement.

As of December 31, 2018, $220 million was drawn and outstanding under the BMO Term Loan, although such amount may be increased by up to an additional $100 million through the exercise of an accordion feature.  The BMO Term Loan consists of a $55 million tranche A term loan and a $165 million tranche B term loan.  On August 26, 2013, we fixed the base LIBOR rate on the BMO Term Loan at 2.32% per annum until August 26, 2020 by entering into an interest rate swap agreement.

As of December 31, 2018, $150 million was drawn and outstanding under the JPM Term Loan.  The JPM Term Loan bears interest at variable rates based on our credit rating.

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

Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our business, financial results and operation.

In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated they will plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to LIBOR for derivatives and other financial contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. The market transition away from LIBOR towards SOFR is expected to be complicated. There can be no guarantee that SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such a possible transition to SOFR may be on our business, financial results and operations.

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

As of December 31, 2018, we owned 35 properties, consisting of 32 operating properties and 3 redevelopment properties.  Some or all of these properties may decline in value.  To the extent our real properties decline in value, our stockholders could lose some or all of the value of their investments.  The value of our common stock may be adversely affected if the real properties held by us decline in value since these real properties represent the majority of the tangible assets held by us.  Moreover, if we are forced to sell or lease the real property held by us below its initial purchase price or its carrying costs, respectively, or if we are forced to lease real property at below market rates because of the condition of the property, our results of operations would be adversely affected and such negative results of operations may result in lower dividends being paid to holders of our common stock.

New acquisitions may fail to perform as expected.

We may fund the acquisition of new properties with cash, by drawing on the revolving line of credit portion of our BAML Credit Facility, by assuming existing indebtedness, by entering into new indebtedness, by issuing debt securities, by issuing shares of our stock or by other means. During the years ended December 31, 2017 and 2018, we did not acquire any properties.  During the year ended December 31, 2016, we acquired one property located in Minnesota, one property located in Georgia and one property located in Colorado.  Newly acquired properties may fail to perform as expected, in which case, our results of operations could be adversely affected.

We face risks in owning, developing, redeveloping and operating real property.

An investment in us is subject to the risks incident to the ownership, development, redevelopment and operation of real estate-related assets.  These risks include the fact that real estate investments are generally illiquid, which may affect our ability to vary our portfolio in response to changes in economic and other conditions, as well as the risks normally associated with:

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

As of December 31, 2018, approximately 16% and 10% of our tenants as a percentage of the total rentable square feet operated in the energy services industry and the legal services industry, respectively.  An economic downturn in these or any industry in which a high concentration of our tenants operate or in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us, which could adversely affect our financial condition and results of operations.

We face risks from geographic concentration.

The properties in our portfolio as of December 31, 2018, by aggregate square footage, are distributed geographically as follows: South — 47.1%, West — 26.7%, Midwest — 15.9% and East — 10.3%.  However, within certain of those regions, we hold a larger concentration of our properties in Greater Denver, Colorado — 26.4%, Atlanta, Georgia — 19.9%,  Houston, Texas — 12.0% and Dallas, Texas — 12.4%.  We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions.  Given the fact that the Dallas, Denver and Houston metropolitan areas have a significant presence in the energy sector, a prolonged period of low oil or natural gas prices, or other factors negatively impacting the energy industry could have an adverse impact on our ability to maintain the occupancy of our properties in those areas or could cause us to lease space at rates below current in-place rents, or at rates below the rates we have leased space in those areas in the prior year. In addition, factors negatively impacting the energy industry could reduce the market values of our properties in those areas, which could reduce our net asset value and adversely affect our financial condition and results of operations, or cause a decline in the value of our common stock.

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

In the ordinary course of our business, we collect and store sensitive data concerning investors in the Sponsored REITS, tenants and vendors.  Although we have taken steps to protect the security of our information technology systems and the data maintained in those systems, such systems and infrastructure may be vulnerable to attacks by hackers, computer viruses or ransomware, or breaches due to employee error, malfeasance, impersonization of authorized users or other disruptions.  Any such breach or attack could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen.  Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and continuously become more sophisticated, often are not recognized until launched against a target and may be difficult to detect for a long time, we may be unable to anticipate these techniques or to implement adequate preventive or detective measures.  Any unauthorized access, disclosure or other loss of information could result in significant financial exposure, including significant costs to remediate possible injury to the affected parties. We may also be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under laws protecting confidential information. Any failure to maintain proper functionality and security of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Staggered Board.  Our board of directors is divided into three classes.  The terms of these classes are staggered and will expire in 2019, 2020 and 2021, respectively.  Directors of each class are elected for a three-year term upon the expiration of the respective term of each class.  The staggered terms for directors may affect our stockholders’ ability to effect a change in control even if a change in control may be in the stockholders’ best interests.

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

Amendment of Bylaws.  Our board of directors has the power to amend our Bylaws.  This power could have the effect of delaying or preventing a change in control even if a change in control may be in our stockholders’ best interests.

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

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties

Set forth below is information regarding our properties as of December 31, 2018:

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/18	of Tenants	Major Tenants (2)

Office
14151 Park Meadow Drive	3/15/01	138,537	100%	5	American Systems Corporation
Chantilly, VA 20151					Omniplex World Services
					Booz Allen Hamilton, Inc.

1370 & 1390 Timberlake	5/24/01	234,496	100%	4	Centene Management Company, LLC
Manor Parkway,					Amdocs, Inc.
Chesterfield, MO 63017

50 Northwest Point Rd.	12/5/01	177,095	100%	2	Citicorp Credit Services, Inc.
Elk Grove Village, IL 60005					NCS Pearson, Inc.

1350 Timberlake Manor Parkway	3/4/02	117,036	100%	3	Centene Management Company, LLC
Chesterfield, MO 63017					Edgewell Personal Care Company

16285 Park Ten Place	6/27/02	157,460	89%	9	Bluware, Inc.
Houston, TX 77084					Subsea Solutions LLC
					Blade Energy Partners, Ltd.
					Penn Virginia Corporation

15601 Dallas Parkway	9/30/02	289,302	89%	13	Brainspace Corporation
Addison, TX 75001					Cyxtera Management Inc.
					Compass Production Partners, LP
					WDT Acquisition Corporation
					Aerotek, Inc.

1500 & 1600 Greenville Ave.	3/3/03	300,887	99%	4	ARGO Data Resource Corp.
Richardson, TX 75080					VCE Company, LLC
					Id Software, LLC

6550 & 6560 Greenwood Plaza	2/24/05	196,236	100%	4	DIRECTV, Inc.
Englewood, CO 80111					Kaiser Foundation Health Plan

3815-3925 River Crossing Pkwy	7/6/05	205,059	94%	12	Somerset CPAs, P.C.
Indianapolis, IN 46240					Crowe, LLP
					Blackboard, Inc.

5055 & 5057 Keller Springs Rd.	2/24/06	218,934	80%	25	See Footnote 3
Addison, TX 75001

5600, 5620 & 5640 Cox Road	7/16/03	298,456	57%	5	General Electric Company
Glen Allen, VA 23060					ChemTreat, Inc.

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/18	of Tenants	Major Tenants (2)
1293 Eldridge Parkway	1/16/04	248,399	100%	1	CITGO Petroleum Corporation
Houston, TX 77077

380 Interlocken Crescent	8/15/03	240,358	93%	9	VMWare, Inc.
Broomfield, CO 80021					Cooley LLP
					Sierra Financial Services, Inc.

3625 Cumberland Boulevard	6/27/06	387,267	80%	20	Randstad General Partner (US)
Atlanta, GA 30339					Gas South LLC
					Carestream Dental, LLC

390 Interlocken Crescent	12/21/06	241,512	98%	6	The Vail Corporation
Broomfield, CO 80021					AppExtremes, LLC

16290 Katy Freeway	9/28/05	156,746	65%	5	The Olin Corporation
Houston, TX 77094					Hargrove and Associates, Inc.

45925 Horseshoe Drive	12/23/08	136,658	96%	3	Giesecke & Devrient America, Inc.
Sterling, VA 20166

4807 Stonecroft Blvd.	6/26/09	111,469	100%	1	Northrop Grumman Systems Corp.
Chantilly, VA 20151

121 South Eighth Street	6/29/10	293,460	80%	38	Schwegman, Lundberg & Woessner
Minneapolis, MN 55402

4820 Emperor Boulevard	3/4/11	259,531	100%	1	IQVIA Holdings, Inc.
Durham, NC 27703

5100 & 5160 Tennyson Pkwy	3/10/11	202,600	90%	5	Denbury Onshore LLC
Plano, TX 75024					Worldventures Holdings, LLC
					ARK-LA-TEX Financial Services, LLC

7500 Dallas Parkway	3/24/11	214,110	100%	5	ADS Alliance Data Systems, Inc.
Plano, TX 75024					Americorp., Inc. d/b/a Altair Global

909 Davis Street	9/30/11	195,098	98%	9	Houghton Mifflin Co.
Evanston, IL 60201					Honor Finance, LLC
					Northshore University Healthsystem
					Industrious EVN 909 Davis Street

One Ravinia Drive	7/31/12	386,602	92%	11	T-Mobile South LLC
Atlanta, GA 30301					Internap Network Services Corporation
					Cedar Document Technologies, Inc.

Two Ravinia Drive	4/8/15	411,047	78%	42	See Footnote 3
Atlanta, GA 30301

10370 & 10350 Richmond Ave.	11/1/12	629,025	85%	40	Petrobras America, Inc.
Houston, TX 77042

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/18	of Tenants	Major Tenants (2)

1999 Broadway	5/22/13	676,379	82%	38	United States Government
Denver, CO 80202

999 Peachtree Street	7/1/13	621,946	85%	39	Eversheds Sutherland (US) LLP
Atlanta, GA 30301

1001 17th Street	8/28/13	655,413	98%	21	Newfield Exploration
Denver, CO 80202					WPX Energy. Inc.
					Hall and Evans, LLC
					Ping Identity Corp.

45 South Seventh Street	6/6/16	326,757	88%	27	PricewaterhouseCoopers LLP
Minneapolis, MN 55402					Northland Securities, Inc.
					Haworth Marketing & Media Company

1420 Peachtree Street, NE	8/10/16	160,145	97%	3	Jones Day
Atlanta, GA 30301

600 17th Street	12/1/16	598,630	86%	39	EOG Resources, Inc.
Denver, CO 80202

Operating portfolio		9,486,650	89%

Redevelopment Properties (4)
600 Forest Point Circle	7/8/99	62,212
Charlotte, NC 28273

5505 Blue Lagoon Drive	11/6/03	212,619
Miami, FL 33126

801 Marquette Ave. South	6/29/10	129,821
Minneapolis, MN 55402
		404,652

Total Office		9,891,302

(1)	Date of purchase or merged entity date of purchase.
(2)	Major tenants that occupy 10% or more of the space in an individual property.
(3)	No tenant occupies more than 10% of the space.
(4)	Redevelopment Properties include properties in the process of being redeveloped, or are completed but not yet stabilized.

As of December 31, 2018, we had approximately 0.4 million rentable square feet in our Redevelopment Properties.  The following table summarizes these properties:

								Estimated	Estimated
					Incurred	Percent	Estimated	Leased	Occupied
(in 000's except square feet)				Anticipated	Through	Leased	Completion	Stabilization	Stabilization
Property Name	City	State	Square Feet	Investment (1)	31-Dec-18	31-Dec-18	Date	Date	Date

Redevelopment Activity

Redevelopment in Process
Forest Park (2)	Charlotte	NC	62,212	$3,475	$—	100.0%	30-Sep-19	31-Dec-19	31-Mar-20
Blue Lagoon Drive	Miami	FL	212,619	22,500	923	0.0%	31-Dec-19	30-Jun-20	31-Dec-20
Total Office in Process			274,831	25,975	923

Redevelopment Complete But Not Stabilized
801 Marquette Ave	Minneapolis	MN	129,821	$28,443	$18,872	37.0%	30-Jun-17	30-Sep-19	31-Mar-20

Total			404,652	$54,418	$19,795

(1) Anticipated investment includes capitalized redevelopment costs, capitalized interest and lease-up costs.

(2) Lease expired December 31, 2018.

All of the properties listed above are owned, directly or indirectly, by us.  None of our properties are subject to any mortgage loans.  We have no other material undeveloped or unimproved properties, or proposed programs for material renovation or development of any of our properties in 2019.  We believe that our properties are adequately covered by insurance as of December 31, 2018.

The information presented below provides the weighted average GAAP rent per square foot for the year ending December 31, 2018 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in nonconsolidated REITs or those which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	December 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2018 (a)	Square Feet (b)

Meadow Point	Chantilly	VA	1999	138,537	138,537	100.0%	$26.67
Innsbrook	Glen Allen	VA	1999	298,456	266,581	89.3%	12.45
Loudoun Tech Center	Dulles	VA	1999	136,658	130,850	95.8%	18.67
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	32.50
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	34.33
East total				944,651	906,968	96.0%	24.24
Northwest Point	Elk Grove Village	IL	1999	177,095	177,095	100.0%	33.14
909 Davis Street	Evanston	IL	2002	195,098	171,179	87.7%	33.79
River Crossing	Indianapolis	IN	1998	205,059	194,047	94.6%	23.43
Timberlake	Chesterfield	MO	1999	234,496	234,496	100.0%	27.90
Timberlake East	Chesterfield	MO	2000	117,036	117,036	100.0%	26.23
121 South 8th Street	Minneapolis	MN	1974	293,460	223,734	76.2%	22.87
Plaza Seven	Minneapolis	MN	1987	326,757	287,546	88.0%	35.08
Midwest total				1,549,001	1,405,133	90.7%	29.19
One Overton Park	Atlanta	GA	2002	387,267	237,317	61.3%	23.81
Park Ten	Houston	TX	1999	157,460	122,646	77.9%	28.60
Addison Circle	Addison	TX	1999	289,302	250,651	86.6%	32.10
Collins Crossing	Richardson	TX	1999	300,887	300,466	99.9%	25.32
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	30.11
Park Ten Phase II	Houston	TX	2006	156,746	8,715	5.6%	17.86
Liberty Plaza	Addison	TX	1985	218,934	182,131	83.2%	21.63
Legacy Tennyson Center	Plano	TX	1999/2008	202,600	157,258	77.6%	21.33
One Legacy Circle	Plano	TX	2008	214,110	214,110	100.0%	37.86

The following table is continued from the previous page and provides the weighted average GAAP rent per square foot for the year ending December 31, 2018 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in nonconsolidated REITs or those which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	December 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2018 (a)	Square Feet (b)

One Ravinia Drive	Atlanta	GA	1985	386,602	352,272	91.1%	$25.63
Two Ravinia Drive	Atlanta	GA	1987	411,047	308,367	75.0%	27.38
Westchase I & II	Houston	TX	1983/2008	629,025	527,186	83.8%	29.84
Pershing Park Plaza	Atlanta	GA	1989	160,145	156,013	97.4%	36.15
999 Peachtree	Atlanta	GA	1987	621,946	536,366	86.2%	32.04
South Total				4,384,470	3,601,898	82.2%	28.84
380 Interlocken	Broomfield	CO	2000	240,358	209,544	87.2%	29.46
1999 Broadway	Denver	CO	1986	676,379	521,488	77.1%	31.51
1001 17th Street	Denver	CO	1977/2006	655,413	602,587	91.9%	34.82
600 17th Street	Denver	CO	1982	598,630	503,807	84.2%	32.84
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	25.09
390 Interlocken	Broomfield	CO	2002	241,512	236,996	98.1%	30.67
West Total				2,608,528	2,270,658	87.0%	31.85

Total Operating Properties				9,486,650	8,184,657	86.3%	29.23

Redevelopment Properties (c)
Forest Park	Charlotte	NC	1999	62,212	62,212	100.0%	15.55
Blue Lagoon Drive	Miami	FL	2002	212,619	194,908	91.7%	24.82
801 Marquette Ave	Minneapolis	MN	1923/2017	129,821	5,439	4.2%	13.09
Total Redevelopment Properties				404,652	262,559	64.9%	22.38

Grand Total				9,891,302	8,447,216	85.4%	$29.01

(a)	Based on weighted occupied square feet for the year ended December 31, 2018, including month-to-month tenants, divided by the Property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the year ended December 31, 2018 per weighted occupied square foot.
(c)	Redevelopment Properties include properties in the process of being redeveloped, or are completed but not yet stabilized.

The information presented below is a lease expiration table for ten years and thereafter, stating (i) the number of tenants whose leases will expire, (ii) the total area in square feet covered by such leases, (iii) the annual rental represented by such leases in dollars and by square feet, and (iv) the percentage of gross annual rental represented by such leases.

			Rentable			Annualized	Percentage
	Number of		Square			Rent	of Total
Year of	Leases		Footage		Annualized	Per Square	Annualized
Lease	Expiring		Subject to		Rent Under	Foot Under	Rent Under
Expiration	Within the		Expiring		Expiring	Expiring	Expiring	Cumulative
December 31,	Year (a)		Leases		Leases (b)	Leases	Leases	Total

2019	50	(c)	854,888		$25,609,759	$29.96	10.7%	10.7%
2020	75		1,072,050		34,590,128	32.27	14.5%	25.2%
2021	63		691,623		19,661,014	28.43	8.2%	33.4%
2022	71		1,206,763		37,727,133	31.26	15.8%	49.2%
2023	59		776,188		22,579,570	29.09	9.5%	58.7%
2024	61		763,471		17,920,983	23.47	7.5%	66.2%
2025	21		572,982		14,712,946	25.68	6.1%	72.3%
2026	18		841,116		24,267,108	28.85	10.2%	82.5%
2027	9		491,326		14,944,498	30.42	6.3%	88.8%
2028	10		314,679		8,557,185	27.19	3.6%	92.4%
2029 and thereafter	82		964,942	(d)	18,276,088	18.94	7.6%	100.0%
	519		8,550,028		$238,846,412	$27.94	100.0%
Vacancies as of 12/31/18			1,046,853
Redevelopment Properties (e)			294,421
Total Portfolio Square Footage			9,891,302

(a)

The number of leases approximates the number of tenants. Tenants with lease maturities in different years are included in annual totals for each lease. Tenants may have multiple leases in the same year.

(b)

Annualized rent represents the monthly rent charged, including tenant reimbursements, for each lease in effect at December 31, 2018 multiplied by 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

(c)	Includes 5 leases that are month-to-month.
(d)	Includes 115,130 square feet that are non-revenue producing building amenities.
(e)	Redevelopment Properties include properties being redeveloped, or are completed but not yet stabilized.

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

As of February 1, 2019, there were 10,107 holders of our common stock, including both holders of record and participants in securities position listings.

On January 11, 2019, our board of directors declared a dividend of $0.09 per share of our common stock payable to stockholders of record as of January 25, 2019 that will be paid on February 14, 2019.  Set forth below are the distributions per share of common stock made by FSP Corp. in each quarter since 2017.

Quarter	Distribution Per Share of
Ended	Common Stock of FSP Corp.
December 31, 2018	$0.09
September 30, 2018	$0.09
June 30, 2018	$0.09
March 31, 2018	$0.19

December 31, 2017	$0.19
September 30, 2017	$0.19
June 30, 2017	$0.19
March 31, 2017	$0.19

While not guaranteed, we expect to continue to pay cash dividends on our common stock in the future. See Part I, Item 1A Risk Factors, “Our level of dividends may fluctuate.” for additional information.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on the Company’s common stock between December 31, 2013 and December 31, 2018 with the cumulative total return of (1) the NAREIT Equity Index, (2) the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”) and (3) the Russell 2000 Total Return Index over the same period.  This graph assumes the investment of $100.00 on December 31, 2013 and assumes that any distributions are reinvested.

	As of December 31,
	2013	2014	2015	2016	2017	2018
FSP	$100	$109	$98	$132	$116	$71
NAREIT Equity	100	128	132	143	155	149
S&P 500	100	114	115	129	157	150
Russell 2000	100	105	100	122	139	124

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

	Year Ended December 31,
(In thousands, except per share amounts)	2018	2017	2016	2015	2014

Operating Data:
Total revenue	$268,870	$272,588	$249,888	$243,867	$249,683

Net income (loss)	13,069	(15,944)	8,378	35,014	13,148

Basic and diluted income (loss) per share:	$0.12	$(0.15)	$0.08	$0.35	$0.13

Distributions declared per share outstanding:	$0.46	$0.76	$0.76	$0.76	$0.76

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Total assets	$1,898,102	$1,990,512	$2,088,133	$1,919,015	$1,933,106
Total liabilities	1,060,468	1,119,220	1,126,089	983,359	953,459
Total shareholders’ equity	837,634	871,292	962,044	935,656	979,647

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

As of December 31, 2018, approximately 7.7 million square feet, or approximately 78% of our total owned portfolio, was located in our five core markets.  From time-to-time we may dispose of our smaller, suburban office assets and replace them with larger urban infill and central business district office assets located primarily in our five core markets.  As we execute this strategy, short term operating results could be adversely impacted.  However, we believe that the transformed portfolio has the potential to provide higher profit and asset value growth over a longer period of time.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of economic growth, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, the pace of economic growth and/or recessionary concerns, uncertainty about government fiscal, monetary, trade and tax policies, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit and interest rates.  Any increase in interest rates could result in increased borrowing costs to us.  However, we could also benefit from any further improved economic fundamentals and increasing levels of employment.  We believe that the economy is improving in many markets and appears to be in a broad-based upswing.  However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Real Estate Operations

Leasing

As of December 31, 2018, our real estate portfolio was comprised of 32 operating properties, which we refer to as our operating properties, and 3 redevelopment properties, which we refer to as our redevelopment properties that are in the process of being redeveloped, or are completed but not yet stabilized.  We collectively refer to our operating and our redevelopment properties as our owned portfolio.  Our 32 operating properties were approximately 89.0% leased as of December 31, 2018, a decrease from 89.7% as of December 31, 2017.  The 0.7% decrease in leased space was a result of the impact of lease expirations and terminations, which exceeded leasing completed during the year ended December 31, 2018, and classification of two properties as redevelopment properties during 2018.  As of December 31, 2018, we had approximately 1,046,000 square feet of vacancy in our operating properties compared to approximately 1,007,000 square feet of vacancy at December 31, 2017.  During the year ended December 31, 2018, we leased approximately 1,681,000 square feet of office space, of which approximately 1,284,000 square feet were with existing tenants, at a weighted average term of 7.3 years.  On average, tenant improvements for such leases were $29.13 per square foot, lease commissions were $8.99 per square foot and rent concessions were approximately four months of free rent.  Average GAAP base rents under such leases were $31.02 per square foot, or 7.3% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2017.

As of December 31, 2018, our three redevelopment properties included an approximately 130,000 square foot redevelopment property known as 801 Marquette in Minneapolis, Minnesota, an approximately 213,000 square foot property known as Blue Lagoon in Miami, Florida and an approximately 62,000 square foot property known as Forest Park in Charlotte, North Carolina.  Given the length of the redevelopment and lease-up process, these properties are not placed in service until, in some cases, years after we commence the project.

The redevelopment at 801 Marquette was substantially completed at the end of the second quarter of 2017 and is in the process of being leased up; however, it is not stabilized.  As of December 31, 2018, we had leases signed for approximately 37.0% of the rentable square feet, 15.8% of which is occupied.  We expect to incur redevelopment and lease-up costs of $28.4 million.  As of December 31, 2018, we had incurred approximately $18.4 million in total redevelopment costs for this property.

The redevelopment of Blue Lagoon commenced in December 2018 following the maturity of a lease with a major tenant that occupied 100% of the property.  We expect to incur restoration,  redevelopment and lease-up costs of $22.5 million, which include work on the roof of the building, costs to make the space suitable for multiple tenants and to increase parking at the property.  As of December 31, 2018, we had incurred approximately $0.9 million in total redevelopment costs.  We anticipate the completion of the redevelopment to be by the end of 2019.

The redevelopment of Forest Park commenced in January 2019 following the maturity of a lease with a major tenant that occupied 100% of the property through December 31, 2018.  We expect to incur redevelopment and lease-up costs of $3.5 million, which include interior work to make the space suitable for multiple tenants.  We anticipate the completion of the redevelopment to be by the end of the third quarter of 2019.

As of December 31, 2018, leases for approximately 8.6% and 10.8% of the square footage in our owned portfolio are scheduled to expire during 2019 and 2020, respectively.  As the first quarter of 2019 begins, we believe that our operating properties are well stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants.  We believe that most of our largest property markets are now experiencing generally steady or improving rental conditions.  We are seeing increased potential leasing activity in the energy influenced markets of Houston and Denver compared to the last several years.  We anticipate positive leasing activity within our operating properties during the remainder of 2019.

While we cannot generally predict when an existing vacancy in our owned portfolio will be leased or if existing tenants with expiring leases will renew their leases or what the terms and conditions of the lease renewals will be, we expect to renew or sign new leases at then-current market rates for locations in which the buildings are located, which could be above or below the expiring rates.  Also, we believe the potential for any of our tenants to default on its lease or to seek the protection of bankruptcy exists.  If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment.  In addition, at any time, a tenant of one of our properties may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders.

Real Estate Acquisition and Investment Activity

During 2018:

•	we received approximately $1.1 million in cash from FSP Satellite Place Corp., as partial prepayment of a Sponsored REIT Loan;
•

on July 19, 2018, an office property owned by a Sponsored REIT, Grand Boulevard, was sold to a third party.  The Company held an equity investment in Grand Boulevard and received a liquidating distribution of its investment of $6.2 million on July 20, 2018.  The Company received an initial cash distribution of $5.9 million from the liquidating trust of Grand Boulevard on August 17, 2018, and anticipates receiving additional liquidating distributions of approximately $0.3 million in the aggregate as the trust is liquidated;

•

on September 24, 2018, an office property owned by a Sponsored REIT, East Wacker, was sold to a third party.  The Company held an equity investment in East Wacker and received a liquidating distribution of its investment of $70.0 million on September 25, 2018.  The Company received an initial cash distribution of $69.0 million from the liquidating trust of East Wacker on September 27, 2018, and anticipates receiving additional liquidating distributions of approximately $1.0 million in the aggregate as the trust is liquidated; and

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

Property Dispositions and Assets Held for Sale

During the three months ended June 30, 2017, we reached a decision to classify our office property located in Baltimore, Maryland as an asset held for sale.  The property was expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $20.5 million and was classified as an asset held for sale of $31.9 million at June 30, 2017.  During the three months ended September 30, 2017, we increased the provision for loss by $0.3 million to $20.7 million and the property was classified as an asset held for sale in the amount of $31.6 million at September 30, 2017.  We sold the property on October 20, 2017 for net proceeds of $31.6 million resulting in a total loss of $20.8 million.

During the three months ended December 31, 2016, we reached an agreement to sell an office property located in Milpitas, California.  The property was classified as an asset held for sale at December 31, 2016 and was sold on January 6, 2017 at a $2.3 million gain.

On April 5, 2016, we sold an office property located in Maryland Heights, Missouri at approximately a $4.2 million gain.  During the three months ended June 30, 2016, we reached a decision to classify our office property located in Federal Way, Washington, as an asset held for sale.  The property was expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $4.8 million and was classified as an asset held for sale of $9.3 million at June 30, 2016.  During the three months ended September 30, 2016, we increased the provision for loss by $0.5 million to $5.3 million and the property was classified as an asset held for sale in the amount of $8.8 million at September 30, 2016.  The Company sold the property on December 16, 2016 for net proceeds of $7.3 million resulting in a total loss of $7.1 million.

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

Ownership of Stock in a Sponsored REIT and Related Interests

We held a preferred stock interests in two Sponsored REITs, both of which were sold during 2018.  As a result of our common and preferred stock interests in these two Sponsored REITs, we exercised influence over, but did not control these entities.  These preferred stock interests were accounted for using the equity method.  Under the equity method of accounting our cost basis was adjusted by our share of the Sponsored REITs’ operations and distributions received.  We also agreed to vote our preferred shares (i) with respect to any merger in the same manner that a majority of the other stockholders of the Sponsored REIT vote for or against the merger and (ii) with respect to any other matter presented to a vote by the stockholders of these Sponsored REITs in the same proportion as shares voted by other stockholders of that Sponsored REIT.

The equity investments in Sponsored REITS were reviewed for impairment each reporting period. The Company recorded impairment charges when events or circumstances indicate a decline in the fair value below the carrying value of the investment has occurred and such decline is other than temporary.

Results of Operations

Impact of Real Estate Acquisitions, Dispositions and Investment Activity:

Results of operations include acquisitions from the date of purchase and dispositions from the beginning of the period through the date of sale.  The results of operations also include interest income from mortgage investments from the date of funding to the date of repayment, as applicable.  Increases and decreases in rental revenues and interest income from loans and expenses for the year ended December 31, 2018 compared to the year ended December 31, 2017, or for the year ended December 31, 2017 compared to the year ended December 31, 2016, are primarily a result of the timing of these acquisitions and dispositions and the contribution of these acquired properties after their acquisition date or sold properties prior to their sale date, as well as the effect on interest income from the dates of funding and repayment on our mortgage investments.

The following table shows financial results for the years ended December 31, 2018 and 2017.

	Year ended December 31,
(in thousands)	2018	2017	Change
Revenues:
Rental	$263,777	$267,265	$(3,488)
Related party revenue:
Management fees and interest income from loans	5,061	5,285	(224)
Other	32	38	(6)
Total revenues	268,870	272,588	(3,718)
Expenses:
Real estate operating expenses	70,703	71,212	(509)
Real estate taxes and insurance	45,857	45,841	16
Depreciation and amortization	94,230	101,258	(7,028)
General and administrative	13,070	13,471	(401)
Interest	38,374	32,387	5,987
Total expenses	262,234	264,169	(1,935)

Income before equity in income (loss) of non-consolidated REITs, other, gain (loss) on sale of properties and properties held for sale and taxes	6,636	8,419	(1,783)
Equity in income (loss) of non-consolidated REITs	6,793	(3,604)	10,397
Other	—	(1,878)	1,878
Gain (loss) on sale of properties and properties held for sale	—	(18,481)	18,481

Income (loss) before taxes on income	13,429	(15,544)	28,973
Taxes on income	360	400	(40)

Net income (loss)	$13,069	$(15,944)	$29,013

Comparison of the year ended December 31, 2018 to the year ended December 31, 2017

Revenues

Total revenues decreased by approximately $3.7 million to $268.9 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017.  The decrease was primarily a result of:

•

A decrease in rental revenue of approximately $3.5 million arising primarily from the loss of rental income from leases that expired in 2018 and 2017 and from the loss of revenue from properties that we sold on January 6, 2017 and October 20, 2017.  The decrease was partially offset by rental income earned from leases commencing in 2018 and 2017.  Our leased space in our operating properties decreased 0.7% to 89.0% at December 31, 2018 compared to 89.7% at December 31, 2017, lease expirations exceeding new leases signed and partially as a result of classification of two properties as redevelopment properties.

•	A decrease in management fee income of approximately $0.1 million primarily as a result of the liquidation of three Sponsored REITs during 2018 and one Sponsored REIT during 2017.
•

A decrease in interest income from loans to Sponsored REITs of approximately $0.1 million as a result of repayments of Sponsored REIT Loans, which was partially offset by higher interest rates in 2018 compared to 2017.

Expenses

Total expenses decreased by $1.9 million to $262.2 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017.  The decrease was primarily a result of:

•	A decrease in depreciation and amortization of approximately $7.0 million, which were primarily attributable to the disposition of two properties during 2017.
•	A decrease in real estate operating expenses of $0.5 million.
•

A decrease in general and administrative expenses of $0.4 million as a result of decreases in personnel expenses.  We had 38 employees as of February 7, 2019 and December 31, 2018, and 39 employees as of December 31, 2017.

These decreases were partially offset by:

•

An increase in interest expense of approximately $6.0 million to $38.4 million for the year ended December 31, 2018 compared to the same period in 2017.  The increase was primarily attributable to interest accruing on the Senior Notes, which were issued on December 20, 2017 at a weighted average rate of approximately 4.10%, and used to reduce the outstanding balance on the BAML Revolver, a 0.19% increase in the average interest rate on the BAML Term Loan, higher short-term interest rates on the BAML Revolver and JPM Term Loan, and an increase in amortization of deferred financing costs during the year ended December 31, 2018, as compared to the same period in 2017.

Equity in income (loss) of non-consolidated REITs

Equity in income from non-consolidated REITs is $6.8 million for the year ended December 31, 2018 compared to equity in loss of $3.6 million during the year ended December 31, 2017.  The equity in income (loss) during the year ended December 31, 2018 consisted of equity in income from our preferred stock investment in East Wacker of $7.2 million, which sold its property on September 24, 2018, and was partially offset by equity in loss from our preferred stock investment in Grand Boulevard of $0.1 million, which sold its property on July 19, 2018.  In addition, during the three months ended June 30, 2018 and December 31, 2017, respectively, we recognized an impairment charge of $0.3 million and $2.5 million, respectively, which represented the other-than-temporary decline in the fair value below the carrying value of the Company’s investments in non-consolidated REITs.

Gains (loss) on sale of properties

During the three months ended December 31, 2016, we reached an agreement to sell an office property located in Milpitas, California.  The property was classified as an asset held for sale at December 31, 2016 and was sold on January 6, 2017 at a $2.3 million gain. During the three months ended June 30, 2017, we reached a decision to classify our office property located in Baltimore, Maryland as an asset held for sale.  The property was expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $20.5 million and the property was classified as an asset held for sale of $31.9 million at June 30, 2017.  During the three months ended September 30, 2017, we increased the provision for loss by $0.3 million to $20.7 million and the property was classified as an asset held for sale in the amount of $31.6 million at September 30, 2017.  We sold the property on October 20, 2017 for net proceeds of $31.6 million resulting in a total loss of $20.8 million.

Other

Other expense of $1.9 million during the year ended December 31, 2017 was attributable to hedge ineffectiveness from our derivatives’ fair value prior to October 18, 2017.  The ineffective portion of the derivatives’ fair value was recognized directly into earnings each quarter as hedge ineffectiveness.

Taxes on income

Included in income taxes is the Revised Texas Franchise Tax, a tax on revenues from Texas properties, which decreased $36,000 and federal and other income taxes decreased $4,000 for year ended December 31, 2018 compared to the same period in 2017.

Net income (loss)

Net income for the year ended December 31, 2018 was $13.1 million compared to a net loss of $15.9 million for the year ended December 31, 2017, for the reasons described above.

The following table shows financial results for the years ended December 31, 2017 and 2016.

	Year ended December 31,
(in thousands)	2017	2016	Change
Revenues:
Rental	$267,265	$244,349	$22,916
Related party revenue:
Management fees and interest income from loans	5,285	5,465	(180)
Other	38	74	(36)
Total revenues	272,588	249,888	22,700
Expenses:
Real estate operating expenses	71,212	65,335	5,877
Real estate taxes and insurance	45,841	40,140	5,701
Depreciation and amortization	101,258	93,052	8,206
General and administrative	13,471	14,126	(655)
Interest	32,387	26,548	5,839
Total expenses	264,169	239,201	24,968

Income before interest income, equity in losses of non-consolidated REITs, gain (loss) on sale of properties and taxes	8,419	10,687	(2,268)
Interest income	—	—	—
Equity in losses of non-consolidated REITs	(3,604)	(831)	(2,773)
Other	(1,878)	1,878	(3,756)
Gain (loss) on sale of properties	(18,481)	(2,938)	(15,543)

Income before taxes on income	(15,544)	8,796	(24,340)
Taxes on income	400	418	(18)

Net income	$(15,944)	$8,378	$(24,322)

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

Gains (loss) on sale of properties

During the three months ended December 31, 2016, we reached an agreement to sell an office property located in Milpitas, California.  The property was classified as an asset held for sale at December 31, 2016 and was sold on January 6, 2017 at a $2.3 million gain. During the three months ended June 30, 2017, we reached a decision to classify our office property located in Baltimore, Maryland as an asset held for sale.  The property was expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $20.5 million net of and the property was classified as an asset held for sale of $31.9 million at June 30, 2017.  During the three months ended September 30, 2017, we increased the provision for loss by $0.3 million to $20.7 million and the property was classified as an asset held for sale in the amount of $31.6 million at September 30, 2017.  We sold the property on October 20, 2017 for net proceeds of $31.6 million resulting in a total loss of $20.8 million.

We sold an office property located in Maryland Heights, Missouri on April 5, 2016, at a $4.2 million gain.  During the three months ended June 30, 2016, we reached a decision to classify our office property located in Federal Way, Washington, as an asset held for sale.  The property was expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $4.8 million and the property was classified as an asset held for sale of $9.3 million at June 30, 2016.  During the three months ended September 30, 2016, we increased the provision for loss by $0.5 million to $5.3 million and was the property was classified as an asset held for sale in the amount of $8.8 million at September 30, 2016.  The Company sold the property on December 16, 2016 for $7.3 million of net proceeds, resulting in a total loss of $7.1 million.

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

Non-GAAP Financial Measures

Funds From Operations

The Company evaluates performance based on Funds From Operations, which we refer to as FFO, as management believes that FFO represents the most accurate measure of activity and is the basis for distributions paid to equity holders.  The Company defines FFO as net income or loss (computed in accordance with GAAP), excluding gains (or losses) from sales of property, hedge ineffectiveness,  acquisition costs of newly acquired properties that are not capitalized and lease acquisition costs that are not capitalized plus depreciation and amortization, including amortization of acquired above and below market lease intangibles and impairment charges on properties or investments in non-consolidated REITs, and after adjustments to exclude equity in income or losses from, and, to include the proportionate share of FFO from, non-consolidated REITs.

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

The calculations of FFO are shown in the following table:

	For the Year Ended December 31,
(in thousands):	2018	2017	2016
Net income (loss)	$13,069	$(15,944)	$8,378
(Gain) loss on sale of properties and properties held for sale	—	18,481	2,938
Equity in (income) loss of non-consolidated REITs	(6,793)	3,604	831
FFO from non-consolidated REITs	2,511	3,173	3,041
Depreciation and amortization	93,674	100,227	92,556
NAREIT FFO	102,461	109,541	107,744
Hedge ineffectiveness	—	1,878	(1,878)
Acquisition costs	—	18	479

Funds From Operations	$102,461	$111,437	$106,345

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

	Net Operating Income (NOI)*
		Year	Year
(in thousands)	Rentable	Ended	Ended	Inc	%
Region	Square Feet	31-Dec-18	31-Dec-17	(Dec)	Change
East	945	$14,704	$15,064	$(360)	(2.4)%
MidWest	1,549	21,344	17,689	3,655	20.7%
South	4,384	57,514	62,252	(4,738)	(7.6)%
West	2,609	44,192	45,692	(1,500)	(3.3)%
Property NOI from the continuing portfolio	9,487	137,754	140,697	(2,943)	(2.1)%
Dispositions, Non-Operating, Development or Redevelopment		6,534	6,138	396	0.4%
Property NOI		$144,288	$146,835	$(2,547)	(1.7)%

Same Store		$137,754	$140,697	$(2,943)	(2.1)%

Less Nonrecurring
Items in NOI (a)		6,101	3,260	2,841	(2.1)%

Comparative
Same Store		$131,653	$137,437	$(5,784)	(4.2)%

	Year	Year
	Ended	Ended
Reconciliation to Net income	31-Dec-18	31-Dec-17
Net Income	$13,069	$(15,944)
Add (deduct):
(Gain) loss on sale of properties	—	18,481
Hedge ineffectiveness	—	1,878
Management fee income	(2,844)	(3,109)
Depreciation and amortization	94,230	101,258
Amortization of above/below market leases	(556)	(1,031)
General and administrative	13,070	13,471
Interest expense	38,374	32,387
Interest income	(4,610)	(4,687)
Equity in losses of non-consolidated REITs	(6,793)	3,604
Non-property specific items, net	348	527
Property NOI	$144,288	$146,835

(a)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

Liquidity and Capital Resources

Cash and cash equivalents were $11.2 million and $9.8 million at December 31, 2018 and December 31, 2017, respectively. The increase of $1.4 million is attributable to $80.2 million provided by operating activities, plus $25.7 million provided by investing activities less $104.5 million used in financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties and our interest costs.

Operating Activities

The cash provided by our operating activities of $80.2 million is primarily attributable to the net income of $13.1 million plus the add-back of $90.1 million of non-cash expenses and an increase in tenant security deposits of $1.0 million.  These increases were partially offset by a $15.4 million increase in payments of deferred leasing commissions, a $4.7 million decrease in accounts payable and accrued expenses, a $1.9 million increase in prepaid expenses and other assets, a $1.2 million increase in lease acquisition costs and a $0.8 increase in tenant rent receivables.

Investing Activities

Our cash provided by investing activities for the year ended December 31, 2018 of $25.7 million is primarily attributable to proceeds received from the liquidating distributions received from two non-consolidated REITs of $74.9 million, repayments received from one related party mortgage receivable of $1.1 million and distributions received from non-consolidated REITs of $0.7 million.  These increases were partially offset by purchases of other real estate assets and office equipment investments of approximately $51.0 million.

Financing Activities

Our cash used in financing activities for the year ended December 31, 2018 of $104.5 million is primarily attributable to distributions paid to stockholders of $49.3 million, net repayments on the BAML Revolver (as defined below) of $53.0 million and an increase to deferred financing costs of $2.2 million.

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

The JPM Term Loan bears interest at either (i) a number of basis points over the Eurodollar Rate depending on the Company’s credit rating (125.0 basis points over the Eurodollar Rate at December 31, 2018) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25.0 basis points over the base rate at December 31, 2018).

The actual margin over the Eurodollar Rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

				EURODOLLAR
	CREDIT			RATE		BASE RATE
LEVEL	RATING			MARGIN		MARGIN
I	A-	/	A3 (or higher)	85.0	bps	—	bps
II	BBB+	/	Baa1	90.0	bps	—	bps
III	BBB	/	Baa2	100.0	bps	—	bps
IV	BBB-	/	Baa3	125.0	bps	25.0	bps
V	<BBB-	/	Baa3	165.0	bps	65.0	bps

For purposes of the JPM Term Loan, base rate means, for any day, a fluctuating rate per annum equal to the greatest of: (i) JPMorgan Chase Bank, N.A.’s prime rate in effect on such day, (ii) the greater of the Federal Funds Rate or the overnight bank funding rate in effect on such day, plus 0.50% (but no less than zero), and (iii) the one month Adjusted LIBOR based rate for a such day plus 1.00%. For purposes of the JPM Term Loan, the Eurodollar Rate means, for any interest period, the LIBOR rate for a period equal in length to the applicable interest period multiplied by the statutory reserve rate.  As of December 31, 2018, the Company’s credit rating from Moody’s Investors Service was Baa3.

Based upon the Company’s credit rating, as of December 31, 2018, the interest rate on the JPM Term Loan was 3.63% per annum.  The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2018 was approximately 3.33% per annum.  The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2017 was approximately 2.45% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the JPM Term Loan financial covenants as of December 31, 2018.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (125 basis points over LIBOR at December 31, 2018) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25 basis points over the base rate at December 31, 2018).

The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

	CREDIT				LIBOR RATE		BASE RATE
LEVEL	RATING				MARGIN		MARGIN
I	A-	/	A3	(or higher)	85.0	bps	—	bps
II	BBB+	/	Baa1		90.0	bps	—	bps
III	BBB	/	Baa2		100.0	bps	—	bps
IV	BBB-	/	Baa3		125.0	bps	25.0	bps
V	<BBB-	/	Baa3		165.0	bps	65.0	bps

For purposes of the BMO Term Loan, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2018, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement with BMO that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum until August 26, 2020.  Accordingly, based upon the Company’s credit rating, as of December 31, 2018, the effective interest rate on the BMO Term Loan was 3.57% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of December 31, 2018.

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

As of December 31, 2018, there were borrowings of $25 million outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.20% over LIBOR at December 31, 2018) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at December 31, 2018). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.25% at December 31, 2018). The actual amount of any applicable facility fee, and the margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid.

					LIBOR		Base
					Rate	Facility	Rate
Level	Credit Rating				Margin	Fee	Margin
I	A-	/	A3	(or higher)	0.825%	0.125%	0.000%
II	BBB+	/	Baa1		0.875%	0.150%	0.000%
III	BBB	/	Baa2		1.000%	0.200%	0.000%
IV	BBB-	/	Baa3		1.200%	0.250%	0.200%
V	<BBB-	/	Baa3		1.550%	0.300%	0.550%

For purposes of the BAML Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2018, the Company’s credit rating from Moody’s Investors Service was Baa3.

Based upon the Company’s credit rating, as of December 31, 2018, the interest rate on the BAML Revolver was 3.63% per annum.  The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2018 was approximately 3.09% per annum.  As of December 31, 2017, there were borrowings of $78 million outstanding under the BAML Revolver at an interest rate of 2.63% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.35% over LIBOR at December 31, 2018) or (ii) a margin over the base rate depending on the Company’s credit rating (0.35% over the base rate at December 31, 2018). The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

					LIBOR Rate	Base Rate
Level	Credit Rating				Margin	Margin
I	A-	/	A3	(or higher)	0.900%	0.000%
II	BBB+	/	Baa1		0.950%	0.000%
III	BBB	/	Baa2		1.100%	0.100%
IV	BBB-	/	Baa3		1.350%	0.350%
V	<BBB-	/	Baa3		1.750%	0.750%

For purposes of the BAML Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%.  As of December 31, 2018, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021.  Accordingly, based upon the Company’s credit rating, as of December 31, 2018, the effective interest rate on the BAML Term Loan was 2.47% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the BAML Credit Facility financial covenants as of December 31, 2018.

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

As of December 31, 2018, we had an automatic shelf registration statement on Form S-3 on file with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our debt securities, common stock, preferred stock or depository shares.  From time to time, we expect to issue debt securities, common stock, preferred stock or depository shares under our existing automatic shelf registration statements or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of December 31, 2018, we were committed to fund up to $79.5 million to three Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $70.7 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from refinancing, long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Additional information about our Sponsored REIT Loans outstanding as of December 31, 2018, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the years ended December 31, 2018 and 2017, respectively, the rental income exceeded the expenses for each individual property, with the exception of one property located in Minneapolis, Minnesota and one property located in Houston, Texas for the year ended December 31, 2018 and 2017.

Our property located at 801 Marquette Avenue in Minneapolis, Minnesota (“801 Marquette Avenue”) had approximately 170,000 square feet of rentable space and became vacant in January 2016.  On June 30, 2016, we commenced a redevelopment plan for the property and substantially completed the redevelopment in the second quarter of 2017.  Redevelopment of 801 Marquette Avenue resulted in approximately 129,800 of net rentable square feet for the property.  As of December 31, 2018, we have signed leases for 48,000 square feet, or 37% of rentable square feet at the property including two tenants that now occupy 20,500 square feet, or 15.8% of rentable square feet at the property.  As a result, we had rental income of $71,000 and had operating expenses of $302,000 during the year ended December 31, 2018.  We had no rental income and had operating expenses of $74,000 during the year ended December 31, 2017.

The property located in Houston, Texas has approximately 157,000 square feet of rentable space and became substantially vacant on April 30, 2017 when two tenants vacated 155,000 square feet of space.  For the year ended December 31, 2018, we had rental income of $156,000 and operating expenses of $1,484,000.  For the year ended December 31, 2017, rental income covered operating expenses however for the nine month period of April 1, 2017 through December 31, 2017, we had revenue of $362,000 and operating expenses of $1,033,000.

Rental Income Commitments

Our commercial real estate operations include the leasing of office buildings subject to leases with terms greater than one year.  The leases thereon expire at various dates through 2036.  Approximate future minimum rental income from non-cancelable operating leases as of December 31, 2018 is:

Year ending
(in thousands)	December 31,
2019	$169,471
2020	161,287
2021	142,712
2022	116,306
2023	97,853
Thereafter (2024-2036)	269,863
$957,492

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2018:

	Payment due by period
Contractual	(in thousands)
Obligations	Total	2019	2020	2021	2022	2023	Thereafter
BAML Revolver (1) (2)	$32,358	$2,426	$2,426	$2,426	$25,080	$—	$—
JPM Term Loan (1) (3)	166,671	5,719	5,719	155,233	—	—	—
BAML Term Loan (1) (4)	446,998	9,880	9,880	11,320	15,411	400,507	—
BMO Term Loan Tranche A (1) (5)	60,851	1,964	1,998	56,889	—	—	—
BMO Term Loan Tranche B (1) (5)	195,988	5,891	5,995	6,192	6,192	6,192	165,526
Series A Notes (1)	143,642	4,628	4,628	4,628	4,628	4,628	120,502
Series B Notes (1)	116,096	3,578	3,578	3,578	3,578	3,578	98,206
Operating Lease	2,487	412	421	429	438	447	340
Total	$1,165,091	$34,498	$34,645	$240,695	$55,327	$415,352	$384,574

(1)	Amounts include principal and interest payments.
(2)

Interest payments were estimated based on the variable rate in effect as of December 31, 2018, which was at an annual rate of 3.70% plus a facility fee calculated as 0.0025% of the $600 million available to be drawn.

(3)	Interest payments were estimated based on the variable rate in effect as of December 31, 2018, which was at an annual rate of 3.81%.
(4)

The BAML Term Loan has an interest rate swap with an effective interest rate of 2.47% per annum as of December 31, 2018, which was used for estimating interest.   The swap expires on September 27, 2021.  Interest payments between September 27, 2021 and maturity were estimated based on the variable rate in effect as of December 31, 2018, which was at an annual rate of 3.85%.

(5)

The BMO Term Loan has an interest rate swap with an effective interest rate of 2.32% per annum as of December 31, 2018, which was used for estimating interest.  The swap expires on August 26, 2020.  Interest payments between August 26, 2020 and maturity were estimated based on the variable rate in effect as of December 31, 2018, which was at an annual rate of 3.75%.

The operating lease in the table above consists of our lease of corporate office space, which commenced September 1, 2010, and was amended on October 25, 2016.  The amended lease expires on September 30, 2024 and has one five year renewal option.  The lease includes a base annual rent and additional rent for our share of taxes and operating costs.

In addition to the amounts in the table above, from time to time, we may provide Sponsored REIT Loans to our Sponsored REITs.  As of December 31, 2018, we were committed to fund Sponsored REIT Loans up to $79.5 million to three Sponsored REITs, of which $70.7 million in the aggregate was drawn and outstanding.  Additional information about our Sponsored REIT Loans outstanding as of December 31, 2018, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

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

The Sponsored REITs own real estate, purchases of which were financed through the private placement of equity in those entities, typically through syndication.  These Sponsored REITs are operated in a manner intended to qualify as real estate investment trusts.  We earned fees related to the sale of preferred stock in the Sponsored REITs in these syndications.  The Sponsored REITs issued both common stock and preferred stock.  The common stock is owned by FSP Corp. Generally the preferred stock is owned by unaffiliated investors, however, we held an interest in preferred shares of two Sponsored REITs, which were liquidated during 2018.  In addition, directors and officers of FSP Corp., have from time to time invested in Sponsored REITs.  Following consummation of the offerings, the preferred stockholders in each of the Sponsored REITs were entitled to 100% of the Sponsored REIT’s cash distributions.  Subsequent to the completion of the offering of preferred shares, except for the preferred stock we previously owned, we do not share in any of the Sponsored REIT’s earnings, or any related dividend, and the common stock ownership interests have virtually no economic benefit or risk.

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

We previously acquired a preferred stock interest in three Sponsored REITs, including one that sold the property owned by it on September 24, 2018, one that sold the property owned by it on July 19, 2018 and one that sold the property owned by it on December 20, 2012 and each made a liquidating distribution to us; and one we acquired on May 15, 2008 by cash merger and another we acquired on April 30, 2006 by merger.  As a result of our common stock interest and during the period we owned our preferred stock interests in the remaining two Sponsored REITs, we exercised influence over, but do not control these entities.  These preferred share investments were accounted for using the equity method.  Under the equity method of accounting our cost basis was adjusted by our share of the Sponsored REITs’ operations and distributions received.  We also agreed to vote our preferred shares in any matter presented to a vote by the stockholders of these Sponsored REITs in the same proportion as shares voted by other stockholders of the Sponsored REITs.

At December 31, 2018, 2017 and 2016, we held a common stock interest in 3, 6 and 7 Sponsored REITs, respectively, all of which were fully syndicated and in which we no longer share economic benefit or risk.

From time to time, we may provide Sponsored REIT Loans to our Sponsored REITs.  As of December 31, 2018, we were committed to fund Sponsored REIT Loans up to $79.5 million to three Sponsored REITs, of which $70.7 million in the aggregate was drawn and outstanding.  Additional information about our Sponsored REIT Loans outstanding as of December 31, 2018, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  As of December 31, 2018 and December 31, 2017, if market rates on our outstanding borrowings under our BAML Revolver increased by 10% at maturity, or approximately 38 and 29 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows annually by $0.7 million and $0.7 million, respectively.  Based upon our credit rating, the interest rate on the BAML Revolver as of December 31, 2018 was LIBOR plus 120 basis points, or 3.70% per annum.  Based upon our credit rating, the interest rate on the JPM Term Loan as of December 31, 2018 was the Eurodollar Rate plus 125 basis points, or 3.81% per annum.  We do not believe that the interest rate risk on the BAML Revolver and the JPM Term Loan is material as of December 31, 2018.

Although the interest rates on the BMO Term Loan and the BAML Term Loan are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BAML Term Loan by entering into interest rate swap agreements.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning September 27, 2017 and ending September 27, 2021 (the “2017 Interest Rate Swap”).  On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum until August 26, 2020 (the “BMO Interest Rate Swap”).  Accordingly, based upon our credit rating, as of December 31, 2018, the interest rate on the BMO Term Loan was 3.57% per annum and the interest rate on the BAML Term Loan was 2.47% per annum.  The fair value of the 2017 Interest Rate Swap and the BMO Interest Rate Swap are affected by changes in market interest rates.  We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the 2017 Interest Rate Swap from September 27, 2017 until September 27, 2021.  We believe we have mitigated interest rate risk with respect to the BMO Term Loan through the BMO Interest Rate Swap until August 26, 2020.  The 2017 Interest Rate Swap and the BMO Interest Rate Swap were our only derivative instruments as of December 31, 2018.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BMO Term Loan and our BAML Term Loan as of December 31, 2018 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$14,100
BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$665

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

The following table presents, as of December 31, 2018, our contractual variable rate borrowings under our BAML Revolver, which matures on January 12, 2022, under our JPM Term Loan, which matures on November 30, 2021, under our BAML Term Loan, which matures on January 12, 2023, under our BMO Term Loan Tranche A which matures on November 30, 2021,  under our BMO Term Loan Tranche B which matures on January 31, 2024, under our Series A Notes, which mature on December 20, 2024, and under our Series B Notes, which mature on December 20, 2027.  Under the BAML Revolver, we have the right to extend the initial maturity date with two additional six month extensions, or until January 12, 2023, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2019	2020	2021	2022	2023	Thereafter
BAML Revolver	$25,000	$—	$—	$—	$25,000	$—	$—
JPM Term Loan	150,000	—	—	150,000	—	—	—
BAML Term Loan	400,000	—	—	—	—	400,000	—
BMO Term Loan Tranche A	55,000	—	—	55,000	—	—	—
BMO Term Loan Tranche B	165,000	—	—	—	—	—	165,000
Series A Notes	116,000	—	—	—	—	—	116,000
Series B Notes	84,000	—	—	—	—	—	84,000
Total	$995,000	$—	$—	$205,000	$25,000	$400,000	$365,000

Item 8.Financial Statements and Supplementary Data

The information required by this item is included in the financial pages following the Exhibit Index herein and incorporated herein by reference.  Reference is made to the Index to Consolidated Financial Statements in Item 15 of Part IV.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 2013 framework.

Based on our assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included elsewhere in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2018.  Please see page F-3.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10.Directors, Executive Officers and Corporate Governance

The response to this item is contained under the caption “Directors and Executive Officers of FSP Corp.” in Part I hereof and in the Proxy Statement under the captions “CORPORATE GOVERNANCE” “PROPOSAL 1 - ELECTION OF DIRECTORS” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is incorporated herein by reference.

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

The “Compensation Committee Report” contained in the Proxy Statement shall not be deemed “soliciting material” or “filed” with the SEC or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into a document filed under the Securities Act or the Exchange Act.

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

Item 13.Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the Proxy Statement under the captions “PROPOSAL 1 - ELECTION OF DIRECTORS” “CORPORATE GOVERNANCE” and “TRANSACTIONS WITH RELATED PERSONS” and is incorporated herein by reference.

Item 14.Principal Accounting Fees and Services

The response to this item is contained in the Proxy Statement under the caption “INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS FEES AND SERVICES”  and is incorporated herein by reference.

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

3.	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Articles of Incorporation.

3.2 (2)	Amended and Restated By-laws.

10.1+ (3)	2002 Stock Incentive Plan of FSP Corp.

10.2 (4)	Second Amended and Restated Credit Agreement, dated September 27, 2018, among FSP Corp., Bank of Montreal and the other parties thereto.

10.3 (5)	Second Amended and Restated Credit Agreement, dated October 29, 2014, among FSP Corp., Bank of America, N.A. and the other parties thereto.

10.4 (6)	First Amendment to Second Amended and Restated Credit Agreement, dated July 21, 2016, among FSP Corp., Bank of America, N.A. and the other parties thereto.

10.5 (7)	Second Amendment to Second Amended and Restated Credit Agreement, dated October 18, 2017, among FSP Corp., Bank of America, N.A., and the other parties thereto.

10.6 (8)	Amended and Restated Credit Agreement, dated August 2, 2018, among FSP Corp., JPMorgan Chase Bank, N.A. and the other parties thereto.

10.7 (9)	Note Purchase Agreement, dated October 24, 2017, among FSP Corp. and the other parties named therein as purchasers.

10.8+(10)	Form of Retention Agreement.

10.9+(11)	Change in Control Discretionary Plan.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from FSP Corp.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to FSP Corp.’s Form 8-A, filed on April 5, 2005 (File No. 001-32470).

(2)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 6, 2018 (File No. 001-32470).

(3)	Incorporated by reference to FSP Corp.’s Annual Report on Form 10-K, filed on March 29, 2002 (File No. 000-32615).

(4)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on September 27, 2018 (File No. 001-32470).

(5)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on October 29, 2014 (File No. 001-32470).

(6)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on July 27, 2016 (File No. 001-32470).

(7)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on October 24, 2017 (File No. 001-32470)

(8)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on August 2, 2018 (File No. 001-32470).

(9)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on October 24, 2017 (File No. 001-32470)

(10)	Incorporated by reference to FSP Corp.’s Annual Report on Form 10-K, filed on February 24, 2006 (File No. 001-32470).

(11)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on February 8, 2006 (File No. 001-32470).

+	Management contract or compensatory plan or arrangement filed as an Exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

*	Filed herewith.

Item 16.Form 10K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of February 12, 2019 by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

By:	/s/ George J. Carter
George J. Carter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter	Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2019
George J. Carter

/s/ John G. Demeritt	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 12, 2019
John G. Demeritt

/s/ John N. Burke	Director	February 12, 2019
John Burke

/s/ Brian N. Hansen	Director	February 12, 2019
Brian N. Hansen

/s/ Kenneth A. Hoxsie	Director	February 12, 2019
Kenneth Hoxsie

/s/ Dennis J. McGillicuddy	Director	February 12, 2019
Dennis J. McGillicuddy

/s/ Georgia Murray	Director	February 12, 2019
Georgia Murray

/s/ Kathryn P. O’Neil	Director	February 12, 2019
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Franklin Street Properties Corp.:

Opinion on Internal Control over Financial Reporting

We have audited Franklin Street Properties Corp.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Franklin Street Properties Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, other comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 12, 2019 expressed an unqualified opinion thereon.

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

February 12, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Franklin Street Properties Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Street Properties Corp. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, other comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 12, 2019 expressed an unqualified opinion thereon.

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
Boston, Massachusetts
February 12, 2019

Franklin Street Properties Corp.

Consolidated Balance Sheets

	December 31,
(in thousands)	2018	2017

Assets:
Real estate assets:
Land	$191,578	$191,578
Buildings and improvements	1,857,935	1,811,631
Fixtures and equipment	8,839	5,614
	2,058,352	2,008,823
Less accumulated depreciation	432,579	376,131
Real estate assets, net	1,625,773	1,632,692

Acquired real estate leases, less accumulated amortization of $101,897 and $109,771, respectively	59,595	86,520
Investment in non-consolidated REITs	—	70,164
Asset held for sale	—	—
Cash, cash equivalents and restricted cash	11,177	9,819
Tenant rent receivables, less allowance for doubtful accounts of $200 and $250, respectively	3,938	3,123
Straight-line rent receivable, less allowance for doubtful accounts of $50 and $50, respectively	54,006	53,194
Prepaid expenses and other assets	10,400	8,387
Other assets: derivative asset	14,765	13,925
Related party mortgage loan receivable	70,660	71,720
Office computers and furniture, net of accumulated depreciation of $1,512 and $1,420, respectively	197	289
Deferred leasing commissions, net of accumulated amortization of $24,318 and $22,276, respectively	47,591	40,679

Total assets	$1,898,102	$1,990,512

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2018	2017

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$25,000	$78,000
Term loans payable, less unamortized financing costs of $5,722 and $5,099, respectively	764,278	764,901
Series A & Series B Senior Notes, less unamortized financing costs of $1,150 and $1,308, respectively	198,850	198,692
Accounts payable and accrued expenses	59,183	61,039
Accrued compensation	3,043	3,641
Tenant security deposits	6,319	5,383
Other liabilities: derivative liabilities	—	1,759
Acquired unfavorable real estate leases, less accumulated amortization of $6,605 and $7,638, respectively	3,795	5,805

Total liabilities	1,060,468	1,119,220

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 107,231,155 and 107,231,155 shares issued and outstanding, respectively	11	11
Additional paid-in capital	1,356,457	1,356,457
Accumulated other comprehensive income (loss)	14,765	12,166
Distributions in excess of accumulated earnings	(533,599)	(497,342)

Total stockholders’ equity	837,634	871,292

Total liabilities and stockholders’ equity	$1,898,102	$1,990,512

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Operations

	For the Year Ended
	December 31,
(in thousands, except per share amounts)	2018	2017	2016

Revenues:
Rental	$263,777	$267,265	$244,349
Related party revenue:
Management fees and interest income from loans	5,061	5,285	5,465
Other	32	38	74
Total revenues	268,870	272,588	249,888
Expenses:
Real estate operating expenses	70,703	71,212	65,335
Real estate taxes and insurance	45,857	45,841	40,140
Depreciation and amortization	94,230	101,258	93,052
General and administrative	13,070	13,471	14,126
Interest	38,374	32,387	26,548
Total expenses	262,234	264,169	239,201

Income before equity in income (loss) of non-consolidated REITs, other, gain (loss) on sale of properties and properties held for sale and taxes	6,636	8,419	10,687
Equity in income (loss) of non-consolidated REITs	6,793	(3,604)	(831)
Other	—	(1,878)	1,878
Gain (loss) on sale of properties and properties held for sale	—	(18,481)	(2,938)

Income (loss) before taxes on income	13,429	(15,544)	8,796
Taxes on income	360	400	418

Net income (loss)	$13,069	$(15,944)	$8,378

Weighted average number of shares outstanding, basic and diluted	107,231	107,231	102,843

Net income (loss) per share, basic and diluted	$0.12	$(0.15)	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Other Comprehensive Income (Loss)

	For the
	Year Ended
	December 31,
(in thousands)	2018	2017	2016

Net income (loss)	$13,069	$(15,944)	$8,378

Comprehensive income:
Unrealized gain on derivative financial instruments	2,599	6,688	12,589

Total comprehensive income	2,599	6,688	12,589

Comprehensive income (loss)	$15,668	$(9,256)	$20,967

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2015	100,187	$10	$1,273,556	$(7,111)	$(330,799)	$935,656
Comprehensive income	—	—	—	12,589	8,378	20,967
Shares issued for:
Equity offering	7,044	1	82,901	—	—	82,902
Distributions	—	—	—	—	(77,481)	(77,481)
Balance, December 31, 2016	107,231	11	1,356,457	5,478	(399,902)	962,044
Comprehensive income (loss)	—	—	—	6,688	(15,944)	(9,256)
Distributions	—	—	—	—	(81,496)	(81,496)
Balance, December 31, 2017	107,231	11	1,356,457	12,166	(497,342)	871,292
Comprehensive income	—	—	—	2,599	13,069	15,668
Distributions	—	—	—	—	(49,326)	(49,326)
Balance, December 31, 2018	107,231	$11	$1,356,457	$14,765	$(533,599)	$837,634

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$13,069	$(15,944)	$8,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	97,171	103,743	95,243
Amortization of above and below market leases	(556)	(1,031)	(496)
Hedge ineffectiveness	—	1,878	(1,878)
Loss on sale of properties and properties held for sale	—	18,481	2,938
Equity in (income) loss of non-consolidated REITs	(6,793)	3,604	831
Increase (decrease) in allowance for doubtful accounts	(50)	150	(30)
Changes in operating assets and liabilities:
Tenant rent receivables	(765)	(160)	(185)
Straight-line rents	381	(1,767)	(1,977)
Lease acquisition costs	(1,193)	(2,052)	(1,095)
Prepaid expenses and other assets	(1,940)	(403)	(721)
Accounts payable and accrued expenses	(4,077)	3,870	5,751
Accrued compensation	(598)	(143)	58
Tenant security deposits	936	28	526
Payment of deferred leasing commissions	(15,383)	(14,309)	(12,965)
Net cash provided by operating activities	80,202	95,945	94,378
Cash flows from investing activities:
Property acquisitions	—	—	(221,119)
Property improvements, fixtures and equipment	(51,057)	(54,187)	(37,407)
Office computers and furniture	—	(119)	(83)
Acquired real estate leases	—	—	(51,509)
Investment in non-consolidated REITs	74,931	—	—
Distributions in excess of earnings from non-consolidated REITs	710	1,396	1,023
Investment in related party mortgage loan receivable	—	—	(3,000)
Repayment of related party mortgage receivable	1,060	10,060	39,861
Proceeds received on sales of real estate assets	—	37,756	27,262
Net cash provided by (used in) investing activities	25,644	(5,094)	(244,972)
Cash flows from financing activities:
Distributions to stockholders	(49,326)	(81,496)	(77,481)
Proceeds from equity offering	—	—	83,511
Offering costs	—	—	(609)
Borrowings under bank note payable	38,000	75,000	175,000
Repayments of bank note payable	(91,000)	(277,000)	(185,000)
Borrowing of Series A & Series B Senior Notes	—	200,000	—
Borrowing of term loan payable	—	—	150,000
Deferred financing costs	(2,162)	(6,902)	(3,647)
Net cash provided by (used in) financing activities	(104,488)	(90,398)	141,774
Net increase in cash, cash equivalents and restricted cash	1,358	453	(8,820)
Cash, cash equivalents and restricted cash, beginning of year	9,819	9,366	18,186
Cash, cash equivalents and restricted cash, end of period	$11,177	$9,819	$9,366

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2018	2017	2016

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$35,885	$29,969	$23,896
Taxes on income	$485	$584	$490
Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$7,361	$5,140	$5,230

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

As of December 31, 2018, the Company owned and operated a portfolio of real estate consisting of 32 operating properties, three redevelopment properties, three managed Sponsored REITs and held four promissory notes secured by mortgages on real estate owned by Sponsored REITs, including two mortgage loans and two revolving lines of credit.  From time-to-time, the Company may acquire real estate or make additional secured loans.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

2.   Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include all of the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Estimates and Assumptions

The Company prepares its financial statements and related notes in conformity with generally accepted accounting principles in the United States of America (“GAAP”).  These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in the consolidated financial statements include the allowance for doubtful accounts, purchase price allocations, impairment considerations, useful lives of fixed assets and the valuation of derivatives.

Investments in non-consolidated REITs

The Company has a non-controlling common stock interest in three Sponsored REITs and had a non-controlling preferred stock interest in two additional Sponsored REITs, both of which were liquidated during 2018.  The Company exercised influence over, but did not control these entities and investments were accounted for using the equity method.  Under the equity method of accounting, the Company's cost basis is adjusted by its share of the Sponsored REITs' earnings or losses. Equity in earnings or losses of Sponsored REITs were not recognized to the extent that the investment balance would become negative and distributions received were recognized as income once the investment balance was reduced to zero.

The equity investments in Sponsored REITS were reviewed for impairment each reporting period. The Company recorded impairment charges when events or circumstances indicated a decline in the fair value below the carrying value of the investment had occurred and such decline was other-than-temporary.

On December 27, 2007, the Company purchased 965.75 preferred shares (approximately 43.7%) of a Sponsored REIT, FSP 303 East Wacker Drive Corp. (“East Wacker”), for $82,813,000.  The Company agreed to vote its shares in any matter presented to a vote by the stockholders of East Wacker in the same proportion as shares voted by other stockholders of East Wacker.  The investment in East Wacker was accounted for under the equity method.  On

September 24, 2018, the property owned by East Wacker was sold and, thereafter, East Wacker declared and issued a liquidating distribution for its preferred shareholders.

On May 29, 2009, the Company purchased 175.5 preferred shares (approximately 27.0%) of a Sponsored REIT, FSP Grand Boulevard Corp. (“Grand Boulevard”), for $15,049,000.  The Company agreed to vote its shares in any matter presented to a vote by the stockholders of Grand Boulevard in the same proportion as shares voted by other stockholders of Grand Boulevard.  The investment in Grand Boulevard was accounted for under the equity method.    On July 19, 2018, the property owned by Grand Boulevard was sold and, thereafter, Grand Boulevard declared and issued a liquidating distribution for its preferred shareholders.

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

Acquired Real Estate Leases and Amortization

The Company recorded the value of acquired real estate leases as a result of three acquisitions in 2016 and one acquisition in 2015.  Acquired real estate leases represent costs associated with acquiring an in-place lease (i.e., the market cost to execute a similar lease, including leasing commission, tenant improvements, legal, vacancy and other related costs) and the value relating to leases with rents above the market rate.  Amortization is computed using the straight-line method over the term of the leases, which range from 31 months to 176 months.  Amortization of these combined components was approximately $26,925,000,    $38,970,000 and $36,854,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Amortization related to costs associated with acquiring an in-place lease is included in depreciation and amortization on the consolidated statements of income.  Amortization related to leases with rents above the market rate is offset against the rental revenue in the consolidated statements of income. The estimated annual amortization expense for the five years and thereafter following December 31, 2018 is as follows:

(in thousands)	December 31,
2019	$18,179
2020	12,777
2021	9,083
2022	5,503
2023	4,372
2024 and thereafter	9,680

Acquired Unfavorable Real Estate Leases and Amortization

The Company recorded the value of acquired unfavorable leases as a result three acquisitions in 2016 and one acquisition in 2015.  Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate.  Amortization is computed using the straight-line method over the term of the leases, which range from 32 months to 176 months.  Amortization expense was approximately $2,011,000,  $3,117,000 and $3,292,000 for  the years ended December 31, 2018, 2017 and 2016, respectively.

Amortization related to leases with rents below the market rate is included with rental revenue in the consolidated statements of income.  The estimated annual amortization for the five years and thereafter following December 31, 2018 is as follows:

(in thousands)	December 31,
2019	$1,244
2020	931
2021	603
2022	329
2023	223
2024 and thereafter	465

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

	December 31,	December 31,
(in thousands)	2018	2017
Cash and cash equivalents	$11,177	$9,773
Restricted cash	—	46
Total cash, cash equivalents and restricted cash	$11,177	$9,819

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

Straight-line Rent Receivable

Certain leases provide for fixed rent increases over the term of the lease. Rental revenue is recognized on a straight-line basis over the related lease term; however, billings by the Company are based on the lease agreements.  Straight-line rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, was $54,006,000 and $53,194,000 at December 31, 2018 and 2017, respectively.  The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments.  The computation of this allowance is based in part on the tenants’ payment history and current credit status.  The reserve balance was not changed during 2018, 2017 or 2016, based on such analysis.

Deferred Leasing Commissions

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space.  These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements.  Amortization expense was approximately $8,471,000,  $6,919,000 and $6,272,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

The estimated annual amortization for the five years and thereafter following December 31, 2018 is as follows:

(in thousands)	December 31,
2019	$8,644
2020	7,891
2021	7,055
2022	5,770
2023	4,888
2024 and thereafter	13,344

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

	Year Ended
	December 31,
(in thousands)	2018	2017	2016
Income from leases	$202,127	$205,690	$192,055
Reimbursable expenses	61,475	58,777	49,821
Straight-line rent adjustment	(381)	1,767	1,977
Amortization of favorable and unfavorable leases	556	1,031	496
	$263,777	$267,265	$244,349

Related Party and Other Revenue - Property and asset management fees, interest income on loans and other income are recognized when the related services are performed and the earnings process is complete.

Segment Reporting

The Company is a REIT focused on real estate investments primarily in the office market and currently operates in only one segment: real estate operations.

Income Taxes

Taxes on income for the years ended December 31, 2018, 2017 and 2016 represent taxes incurred by FSP Protective TRS Corp, which is a taxable REIT subsidiary and the State of Texas franchise tax applicable to FSP Corp., which is classified as an income tax for reporting purposes.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at December 31, 2018, 2017, and 2016. The denominator used for calculating basic and diluted net income per share was 107,231,000,  107,231,000, and 102,843,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements and in December 2018, the FASB issued ASU No. 2018-20 Leases (Topic 842), Narrow-Scope Improvements for Lessors.  ASU 2016-02 requires lessees to establish a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term on their balance sheets.  Lessees will continue to recognize lease expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  This new standard was effective for annual periods beginning after December 15, 2018, and interim periods thereafter with early adoption permitted.  The Company adopted these standards on January 1, 2019 and applied the package of practical expedients that allows an entity to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Additionally, our leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component, therefore the accounting for these leases remained largely unchanged from the previous standard.  We applied the optional transition method in ASU No. 2018-11, which allows entities to initially apply the new leases standard at the adoption date.  The adoption of this standard in 2019 will increase the Company’s assets and liabilities by approximately $2.2 million for the addition of right-of-use assets and lease liabilities related to an operating lease for office space in which the Company is a tenant.

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

3.   Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs

The Company held a common stock interest in 3,  6,  and 7 Sponsored REITs at December 31, 2018, 2017 and 2016, respectively. The Company held a non-controlling preferred stock investment in two Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), which were liquidated during the three months ended September 30, 2018.

In December 2007, the Company purchased 965.75 preferred shares or 43.7% of the outstanding preferred shares of East Wacker.  On September 24, 2018, the property owned by East Wacker was sold and, thereafter, East Wacker declared and issued a liquidating distribution for its preferred shareholders, from which the Company was entitled to $70.0 million.  On September 27, 2018, the Company received $69.0 million in an initial cash distribution.  As a result of the sale, the Company recognized a gain on liquidation of $7.1 million.  As of December 31, 2018, the Company held a beneficial interest in the East Wacker liquidating trust in the amount of $1.0 million, which is included in other assets in the accompanying consolidated balance sheet.

In May 2009, the Company purchased 175.5 preferred shares or 27.0% of the outstanding preferred shares of Grand Boulevard.  On July 19, 2018, the property owned by Grand Boulevard was sold and, thereafter, Grand Boulevard declared and issued a liquidating distribution for its preferred shareholders, from which the Company was entitled to $6.2 million.  On August 17, 2018, the Company received $5.9 million in an initial cash distribution.  As a result of the sale, the Company recognized a loss on liquidation of $0.1 million.  As of December 31, 2018, the Company held a beneficial interest in the Grand Boulevard liquidating trust in the amount of $0.3 million, which is included in other assets in the accompanying consolidated balance sheet.

Equity in income (loss) of investments in non-consolidated REITs is derived from the Company’s share of income or loss in the operations of those entities and includes gain or loss on liquidation.  The Company exercised influence over, but did not control these entities, and investments are accounted for using the equity method.

During the year ended December 31, 2018 a property owned by a Sponsored REIT, FSP Centre Pointe V Corp. was sold and, thereafter, liquidating distributions for its preferred shareholders were declared and issued.

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

Equity in income (loss) of investment in non-consolidated REITs:

The following table includes equity in losses of investments in non-consolidated REITs:

	Year Ended December 31,
(in thousands)	2018	2017	2016

Equity in income (loss) of East Wacker	$7,209	$(428)	$(563)
Equity in (loss) of Grand Boulevard	(107)	(657)	(268)
Impairment charge	(309)	(2,519)	—
	$6,793	$(3,604)	$(831)

Equity in income (loss) of East Wacker was derived from the Company’s preferred stock investment in the entity.  In December 2007, the Company purchased 965.75 preferred shares or 43.7% of the outstanding preferred shares, of East Wacker.  On September 24, 2018, the property owned by East Wacker was sold at a gain, which is included in equity in income (loss) of non-consolidated REITs on the consolidated statements of income.

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

At June 30, 2018 and December 31, 2017, the Company recognized impairment charges of $309,000 and $2,519,000, respectively, which represented the other-than-temporary decline in the fair value below the carrying value of one of the Company’s investments in non-consolidated REITs.  The Company estimated the fair value of its equity investment by estimating the fair value of the property, less estimated costs to sell using a purchase and sale agreement to purchase the property made by third parties (Level 3 inputs, as there is no active market).

The following table includes distributions received from non-consolidated REITs:

	Year Ended December 31,
(in thousands)	2018	2017	2016

Distributions from East Wacker	$657	$1,289	$916
Distributions from Grand Boulevard	53	107	107
	$710	$1,396	$1,023

Non-consolidated REITs

The operating data below for 2018 includes the operations of the 6  Sponsored REITs the company held an interest in during the year and the 3 Sponsored REITs the Company held an interest in as of December 31, 2018.  The operating data below for 2017 includes the operations of the 7  Sponsored REITs the company held an interest in during the year and the 6 Sponsored REITs the Company held an interest in as of December 31, 2017.  The operating data below for

2016 includes the operations of the 9 Sponsored REITs the Company held an interest in during the year and the 7 Sponsored REITs the Company held an interest in as of December 31, 2016.

Summarized financial information for the Sponsored REITs is as follows:

	December 31,	December 31,
(in thousands)	2018	2017

Balance Sheet Data (unaudited):
Real estate, net	$97,034	$312,861
Other assets	18,532	74,076
Total liabilities	(75,382)	(151,092)
Shareholders’ equity	$40,184	$235,845

	For the Year Ended
	December 31,
(in thousands)	2018	2017	2016

Operating Data (unaudited):
Rental revenues	$40,382	$53,249	$54,257
Other revenues	1	7	39
Operating and maintenance expenses	(20,584)	(27,495)	(29,186)
Depreciation and amortization	(13,077)	(18,395)	(18,274)
Interest expense	(6,869)	(8,281)	(8,481)
Gain (loss) on sale	17,095	(702)	26,397
Net income (loss)	$16,948	$(1,617)	$24,752

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents, and the applicable contracts are cancelable with 30 day notice.  Asset management fee income from non-consolidated entities amounted to approximately $450,000,  $598,000 and $631,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The following is a summary of the Sponsored REIT Loans outstanding as of December 31, 2018:

			Maximum	Amount				Interest
(dollars in thousands, except footnotes)		Maturity	Amount	Drawn at	Interest		Draw	Rate at
Sponsored REIT	Location	Date	of Loan	31-Dec-18	Rate (1)		Fee (2)	31-Dec-18

Secured revolving lines of credit
FSP Satellite Place Corp.	Duluth, GA	31-Dec-19	$5,500	$1,060	L+	4.4%	0.5%	6.78%
FSP Energy Tower I Corp.	Houston, TX	30-Jun-19	20,000	15,600	L+	5.0%	0.5%	7.38%

Mortgage loan secured by property
FSP Monument Circle LLC (3) (4)	Indianapolis, IN	6-Dec-20	21,000	21,000		7.19%	n/a	7.19%
FSP Energy Tower I Corp. (5)	Houston, TX	30-Jun-19	33,000	33,000		6.41%	n/a	6.41%

			$79,500	$70,660

(1)	The interest rate is 30-day LIBOR rate plus the additional rate indicated, otherwise a fixed rate.
(2)	The draw fee is a percentage of each new advance, and is paid at the time of each new draw.
(3)	This loan was extended on December 6, 2018.
(4)	This mortgage loan includes an origination fee of $164,000 and an exit fee of $38,000 when repaid by the borrower.
(5)	This mortgage loan includes an annual extension fee of $108,900 paid by the borrower.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $4,610,000,  $4,687,000 and $4,834,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The JPM Term Loan bears interest at either (i) a number of basis points over the Eurodollar Rate depending on the Company’s credit rating (125.0 basis points over the Eurodollar Rate at December 31, 2018) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25.0 basis points over the base rate at December 31, 2018).

The actual margin over the Eurodollar Rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

				EURODOLLAR
	CREDIT			RATE		BASE RATE
LEVEL	RATING			MARGIN		MARGIN
I	A-	/	A3 (or higher)	85.0	bps	—	bps
II	BBB+	/	Baa1	90.0	bps	—	bps
III	BBB	/	Baa2	100.0	bps	—	bps
IV	BBB-	/	Baa3	125.0	bps	25.0	bps
V	<BBB-	/	Baa3	165.0	bps	65.0	bps

For purposes of the JPM Term Loan, base rate means, for any day, a fluctuating rate per annum equal to the greatest of: (i) JPMorgan Chase Bank, N.A.’s prime rate in effect on such day, (ii) the greater of the Federal Funds Rate or the overnight bank funding rate in effect on such day, plus 0.50% (but no less than zero), and (iii) the one month Adjusted LIBOR based rate for a such day plus 1.00%.  For purposes of the JPM Term Loan, the Eurodollar Rate means, for any interest period, the LIBOR rate for a period equal in length to the applicable interest period multiplied by the statutory reserve rate.  As of December 31, 2018, the Company’s credit rating from Moody’s Investors Service was Baa3.

Based upon the Company’s credit rating, as of December 31, 2018, the interest rate on the JPM Term Loan was 3.63% per annum.  The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2018 was approximately 3.33% per annum.  The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2017 was approximately 2.45% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the JPM Term Loan financial covenants as of December 31, 2018.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (125 basis points over LIBOR at December 31, 2018) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25 basis points over the base rate at December 31, 2018).  The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

	Credit				LIBOR Rate		Base Rate
Level	Rating				Margin		Margin
I	A-	/	A3	(or higher)	85.0	bps	—	bps
II	BBB+	/	Baa1		90.0	bps	—	bps
III	BBB	/	Baa2		100.0	bps	—	bps
IV	BBB-	/	Baa3		125.0	bps	25.0	bps
V	<BBB-	/	Baa3		165.0	bps	65.0	bps

For purposes of the BMO Term Loan, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month

LIBOR based rate for such day plus 1.00%. As of December 31, 2018, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into an interest rate swap agreement. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum until August 26, 2020.  Accordingly, based upon the Company’s credit rating, as of December 31, 2018, the effective interest rate on the BMO Term Loan was 3.57% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of December 31, 2018.

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

As of December 31, 2018, there were borrowings of $25 million outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.20% over LIBOR at December 31, 2018) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at December 31, 2018). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.25% at December 31, 2018). The actual amount of any applicable facility fee, and the margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

							Base
					LIBOR Rate	Facility	Rate
Level	Credit Rating				Margin	Fee	Margin
I	A-	/	A3	(or higher)	0.825%	0.125%	0.000%
II	BBB+	/	Baa1		0.875%	0.150%	0.000%
III	BBB	/	Baa2		1.000%	0.200%	0.000%
IV	BBB-	/	Baa3		1.200%	0.250%	0.200%
V	<BBB-	/	Baa3		1.550%	0.300%	0.550%

For purposes of the BAML Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2018, the Company’s credit rating from Moody’s Investors Service was Baa3.

Based upon the Company’s credit rating, as of December 31, 2018, the interest rate on the BAML Revolver was 3.63% per annum.   The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2018 was approximately 3.09% per annum.

As of December 31, 2017, there were borrowings of $78 million outstanding under the BAML Revolver at a weighted average rate of 2.31% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating          (1.35% over LIBOR at December 31, 2018) or (ii) a margin over the base rate depending on the Company’s credit rating (0.35% over the base rate at December 31, 2018). The actual margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

					LIBOR Rate	Base Rate
Level	Credit Rating				Margin	Margin
I	A-	/	A3	(or higher)	0.900%	0.000%
II	BBB+	/	Baa1		0.950%	0.000%
III	BBB	/	Baa2		1.100%	0.100%
IV	BBB-	/	Baa3		1.350%	0.350%
V	<BBB-	/	Baa3		1.750%	0.750%

For purposes of the BAML Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%.  As of December 31, 2018, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021.  Accordingly, based upon the Company’s credit rating, as of December 31, 2018, the effective interest rate on the BAML Term Loan was 2.47% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the BAML Credit Facility financial covenants as of December 31, 2018.

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

5.   Financial Instruments: Derivatives and Hedging

On July 22, 2016, the Company fixed the interest rate for the period beginning on September 27, 2017 and ending on September 27, 2021 on the BAML Term Loan with multiple interest rate swap agreements (the “2017 Interest Rate Swap”).  On August 26, 2013, the Company fixed the interest rate until August 26, 2020 on the BMO Term Loan with an interest rate swap agreement (the “BMO Interest Rate Swap”).  The variable rates that were fixed under the 2017 Interest Rate Swap and the BMO Interest Rate Swap are described in Note 4.

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

The following table summarizes the notional and fair value of our derivative financial instruments at December 31, 2018.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$14,100
BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$665

On December 31, 2018, the 2017 Interest Rate Swap was reported an asset at its fair value of approximately $14.1 million and the BMO Interest Rate Swap was reported as an asset at its fair value of approximately $0.7 million.  These are included in other assets: derivative asset on the consolidated balance sheet at December 31, 2018.  Offsetting adjustments are reported as unrealized gains or losses on derivative financial instruments in accumulated other comprehensive income of $2.6 million.  During the year ended December 31, 2018, $2.7 million was reclassified out of other comprehensive income and against interest expense.

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $5.5 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a taxable REIT subsidiary (“TRS”).  In the case of TRSs, the Company’s ownership of securities in all TRSs generally cannot exceed 20% (25% of taxable years beginning on or before December 31, 2017) of the value of all of the Company’s assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company’s assets.  FSP Investments LLC and FSP Protective TRS Corp. are the Company’s taxable REIT subsidiaries operating as taxable corporations under the Code.

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

The Company is subject to a business tax known as the Revised Texas Franchise Tax.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax.  The Company recorded a provision for the Revised Texas Franchise Tax of $319,000, $355,000 and $352,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.  The gross amount of NOLs available to the Company was $13,041,000 as of each of December 31, 2018, 2017 and 2016.

Income Tax Expense

The income tax expense reflected in the consolidated statements of income relates primarily the Revised Texas Franchise Tax. FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties and the tax expense associated with these activities are reported as Other Taxes in the table below:

	For the Year Ended December 31,
(Dollars in thousands)	2018	2017	2016

Revised Texas franchise tax	$319	$355	$352
Other Taxes	41	45	66
Taxes on income	$360	$400	$418

Taxes on income are a current tax expense. No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

At December 31, 2018, the Company’s net tax basis of its real estate assets is more than the amount set forth in the Company’s consolidated balance sheets by $199,556,000 and at December 31, 2017 the net tax basis is more than the Company’s consolidated balance sheets by $208,434,000.

Reconciliation Between GAAP Net Income (Loss) and Taxable Income

The following reconciles book net income (loss) to taxable income for the years ended December 31, 2018, 2017 and 2016.

	For the year ended December 31,
(in thousands)	2018	2017	2016

Net income (loss) per books	$13,069	$(15,944)	$8,378
Adjustments to book income (loss):
Book depreciation and amortization	93,675	100,227	92,557
Tax depreciation and amortization	(62,657)	(62,653)	(59,171)
Tax basis more than book basis on assets sold	—	(907)	(576)
Straight line rent adjustment, net	(1,350)	(2,977)	(2,976)
Deferred rent, net	210	1,226	2
Non-taxable distributions	(710)	(1,289)	(970)
Other, net	(6,651)	6,582	(1,648)
Taxable income	35,586	24,265	35,596
Less: Capital gains recognized	—	—	—
Taxable income subject to distribution requirement	$35,586	$24,265	$35,596

Tax Components

The following summarizes the tax components of the Company’s common distributions paid per share for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$0.35	76.39%	$0.24	31.74%	$0.39	50.82%
Capital gain	—	—%	—	—%	—	—%
Return of capital	0.11	23.61%	0.52	68.26%	0.37	49.18%
Total	$0.46	100%	$0.76	100%	$0.76	100%

8.   Commitments

The Company’s commercial real estate operations include the leasing of office buildings and industrial properties subject to leases with terms greater than one year. The leases expire at various dates through 2036. The following is a schedule of approximate future minimum rental income on non-cancelable operating leases as of December 31, 2018:

Year ending
(in thousands)	December 31,

2019	$169,471
2020	161,287
2021	142,712
2022	116,306
2023	97,853
Thereafter (2024-2036)	269,863
$957,492

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

Year ending
(in thousands)	December 31,
2019	$412
2020	421
2021	429
2022	438
2023	447
Thereafter	340
$2,487

Rent expense was approximately $411,000,  $420,000 and $411,000 for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in general and administration expenses in the consolidated statements of income.

The Company has entered into the Sponsored REIT Loans described in Note 3, which provide for up to $79.5 million in borrowings of which $70.7 million have been drawn and were outstanding as of December 31, 2018. The Company anticipates that any advances made will be repaid at their maturity or earlier from refinancing, long term financing of the underlying properties, cash flows of the underlying properties or some other capital events.

9.   Retirement Plan

In 2006, the Company established a 401(k) plan to cover eligible employees, which permitted deferral of up to $17,000 per year (indexed for inflation) into the 401(k) plan, subject to certain limitations imposed by the Internal Revenue Code. An employee’s elective deferrals are immediately vested upon contribution to the 401(k) plan. The Company matches employee contributions to the 401(k) plan dollar for dollar up to 3% of each employee’s annual compensation up to $200,000. In addition, we may elect to make an annual discretionary profit-sharing contribution. The Company’s total contribution under the 401(k) plan amounted to $139,000,  $132,000 and $143,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

10.   Dispositions of Property

During the three months ended June 30, 2017, the Company reached a decision to classify an office property located in Baltimore, Maryland as an asset held for sale.  In evaluating the Baltimore, Maryland property, management considered various subjective factors, including the time, cost and likelihood of successfully leasing the property, the effect of the property’s results on its unencumbered asset value, which is part of the leverage ratio used to compare to a maximum leverage covenant in the JPM Term Loan, BMO Term Loan and the BAML Credit Facility, future capital costs to upgrade and reposition the multi-tenant property and to lease up the building, recent leasing and economic activity in the local area, and offers to purchase the property.  The Company concluded that selling the property was the more prudent decision and outweighed the potential future benefit of continuing to hold the property.   The property was expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $20.5 million and was classified as an asset held for sale of $31.9 million at June 30, 2017.  During the three months ended September 30, 2017, the Company increased the provision for loss by $0.3 million to $20.7 million,  and the property was classified as an asset held for sale in the amount of $31.6 million at September 30, 2017.  The Company sold the property on October 20, 2017 for net proceeds of $31.6 million resulting in a total loss of $20.8 million.

During the three months ended December 31, 2016, the Company reached an agreement to sell an office property located in Milpitas, California.  The property was classified as an asset held for sale at December 31, 2016 and was sold on January 6, 2017 at approximately a $2.3 million gain.

The Company sold an office property located in Maryland Heights, Missouri on April 5, 2016, at a $4.2 million gain.  During the three months ended June 30, 2016, the Company reached a decision to classify its office property located in Federal Way, Washington, as an asset held for sale.  In evaluating the Federal Way, Washington property, management considered various subjective factors, including the time, cost and likelihood of successfully leasing the property, the effect of the property’s results on its unencumbered asset value, which is part of the leverage ratio used to compare to a maximum leverage covenant in the BMO Term Loan and the BAML Credit Facility, future capital costs to upgrade and reposition the multi-tenant property and to lease up the building, recent leasing and economic activity in the local area, and offers to purchase the property.  The Company concluded that selling the property was the more prudent decision and outweighed the potential future benefit of continuing to hold the property.   The property was expected to sell within one year at a loss, which was recorded as a provision for loss on a property held for sale of $4.8 million and was classified as an asset held for sale of $9.3 million at June 30, 2016.  During the three months ended September 30, 2016, we increased the provision for loss by $0.5 million to $5.3 million and the property, was classified as an asset held for sale in the amount of $8.8 million at September 30, 2016.  The Company estimated the fair value of the property, less estimated costs to sell using the offers to purchase the property made by third parties (Level 3 inputs, as there is no active market).  The Company sold the property on December 16, 2016 for $7.3 million of net proceeds resulting in a total loss of $7.1 million.

11.   Subsequent Events

On January 11, 2019, the Board of Directors of the Company declared a cash distribution of $0.09 per share of common stock payable on February 14, 2019 to stockholders of record on January 25, 2019.

12.   Selected Unaudited Quarterly Information

Selected unaudited quarterly information is shown in the following table:

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Revenue	$66,893	$66,694	$68,705	$66,578

Income from continuing operations	$1,425	$665	$9,608	$1,371
Income from discontinued operations	$—	$—	$—	$—
Net income	$1,425	$665	$9,608	$1,371

Basic and diluted net income per share	$0.01	$0.01	$0.09	$0.01

Weighted average number of shares outstanding	107,231	107,231	107,231	107,231

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Revenue	$68,756	$68,371	$68,626	$66,835

Income (loss) from continuing operations	$4,480	$(17,395)	$1,903	$(4,932)
Income from discontinued operations	$—	$—	$—	$—
Net income (loss)	$4,480	$(17,395)	$1,903	$(4,932)

Basic and diluted net income (loss) per share	$0.04	$(0.16)	$0.02	$(0.05)

Weighted average number of shares outstanding	107,231	107,231	107,231	107,231

Schedule II

Franklin Street Properties Corp.

Valuation and qualifying accounts:

		Additions
		(Decreases)
	Balance at	charged to			Balance
(in thousands)	beginning	costs and			at end
Classification	of year	expenses	Deductions	Other	of year

Allowance for doubtful accounts
2016	$130	$78	$(108)	$—	100
2017	100	178	(28)	—	250
2018	250	128	(178)	—	200

Straight-line rent allowance for doubtful accounts
2016	$50	$—	$—	$—	50
2017	50	—	—	—	50
2018	50	—	—	—	50

SCHEDULE III

FRANKLIN STREET PROPERTIES CORP.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2018

		Initial Cost			Historical Cost
				Costs
				Capitalized		Buildings			Total Costs,
			Buildings	(Disposals)		Improvements			Net of	Depreciable				Date of
	Encumbrances		Improvements	Subsequent to		and		Accumulated	Accumulated	Life			Year	Acquisition
Description	(1)	Land	and Equipment	Acquisition	Land	Equipment	Total (2)	Depreciation	Depreciation	Years			Built	(3)
	(in thousands)
Commercial Properties:
Forest Park, Charlotte, NC	—	$1,559	$5,672	$170	$1,559	$5,842	$7,401	$2,426	$4,975	5	-	39	1999	1999
Meadow Point, Chantilly, VA	—	2,634	18,911	7,028	2,634	25,939	28,573	12,566	16,007	5	-	39	1999	2001
Timberlake, Chesterfield, MO	—	2,984	38,661	9,141	2,984	47,802	50,786	19,207	31,579	5	-	39	1999	2001
Northwest Point, Elk Grove Village, IL	—	2,914	26,295	12,007	2,914	38,302	41,216	17,281	23,935	5	-	39	1999	2001
Timberlake East, Chesterfield, MO	—	2,626	17,608	4,464	2,626	22,072	24,698	8,986	15,712	5	-	39	2000	2002
Park Ten, Houston, TX	—	1,061	21,303	5,077	567	26,874	27,441	11,208	16,233	5	-	39	1999	2002
Addison, Addison, TX	—	4,325	48,040	7,641	4,325	55,681	60,006	18,951	41,055	5	-	39	1999	2002
Collins, Richardson, TX	—	4,000	42,598	6,962	4,000	49,560	53,560	20,337	33,223	5	-	39	1999	2003
Greenwood, Englewood, CO	—	3,100	30,201	10,698	3,100	40,899	43,999	15,408	28,591	5	-	39	2000	2005
River Crossing, Indianapolis, IN	—	3,000	36,926	4,331	3,000	41,257	44,257	14,422	29,835	5	-	39	1998	2005
Innsbrook, Glenn Allen, VA	—	5,000	40,216	4,175	5,000	44,391	49,391	16,643	32,748	5	-	39	1999	2003
380 Interlocken, Bloomfield, CO	—	8,275	34,462	8,749	8,275	43,211	51,486	16,967	34,519	5	-	39	2000	2003
Blue Lagoon, Miami, FL	—	6,306	46,124	2,800	6,306	48,924	55,230	16,798	38,432	5	-	39	2002	2003
Eldridge Green, Houston, TX	—	3,900	43,791	4,023	3,900	47,814	51,714	16,841	34,873	5	-	39	1999	2004
Liberty Plaza, Addison, TX	—	4,374	21,146	7,017	4,374	28,163	32,537	10,276	22,261	5	-	39	1985	2006
One Overton, Atlanta, GA	—	3,900	77,229	14,823	3,900	92,052	95,952	31,502	64,450	5	-	39	2002	2006
390 Interlocken, Broomfield, CO	—	7,013	37,751	7,382	7,013	45,133	52,146	14,923	37,223	5	-	39	2002	2006
Park Ten II, Houston, TX	—	1,300	31,712	1,646	1,300	33,358	34,658	8,952	25,706	5	-	39	2006	2006
Dulles Virginia, Sterling, VA	—	4,813	13,285	5,829	4,813	19,114	23,927	5,480	18,447	5	-	39	1999	2008
Stonecroft, Chantilly, VA	—	2,102	18,003	—	2,102	18,003	20,105	4,385	15,720	5	-	39	2008	2009
121 South Eight Street, Minneapolis, MN	—	4,444	15,214	20,805	4,444	36,019	40,463	7,245	33,218	5	-	39	1974	2010
801 Marquette Ave South, Minneapolis, MN	—	4,184	—	18,505	4,184	18,505	22,689	156	22,533	5	-	39	1923	2010
909 Davis, Evanston, IL	—	4,912	18,229	6,429	4,912	24,658	29,570	4,774	24,796	5	-	39	2002	2011
Emperor Boulevard, Durham, NC	—	2,423	53,997	52	2,423	54,049	56,472	10,855	45,617	5	-	39	2009	2011
Legacy Tennyson Center, Plano, TX	—	3,067	22,064	2,120	3,067	24,184	27,251	4,673	22,578	5	-	39	2008	2011
One Legacy Circle, Plano, TX	—	2,590	36,608	2,661	2,590	39,269	41,859	8,164	33,695	5	-	39	2008	2011
One Ravinia Drive, Atlanta, GA	—	2,686	35,125	7,353	2,686	42,478	45,164	7,653	37,511	5	-	39	1985	2012
Two Ravinia Drive, Atlanta, GA	—	7,375	58,726	9,175	7,375	67,901	75,276	6,749	68,527	5	-	39	1987	2015
Westchase I & II, Houston, TX	—	8,491	121,508	10,210	8,491	131,718	140,209	21,427	118,782	5	-	39	2008	2012
1999 Broadway, Denver CO	—	16,334	137,726	17,724	16,334	155,450	171,784	22,967	148,817	5	-	39	1986	2013
999 Peachtree, Atlanta, GA	—	10,187	107,727	13,113	10,187	120,840	131,027	17,324	113,703	5	-	39	1987	2013
1001 17th Street, Denver, CO	—	17,413	165,058	12,186	17,413	177,244	194,657	24,274	170,383	5	-	39	2006	2013
Plaza Seven, Minneapolis, MN	—	6,604	54,240	7,457	6,604	61,697	68,301	4,907	63,394	5	-	39	1987	2016
Pershing Plaza, Atlanta, GA	—	5,300	34,158	1,218	5,300	35,376	40,676	2,173	38,503	5	-	39	1989	2016
600 17th Street, Denver, CO	—	20,876	99,941	3,054	20,876	102,995	123,871	5,679	118,192	5	-	39	1982	2016
Balance — Real Estate	—	$192,072	$1,610,255	$256,025	$191,578	$1,866,774	$2,058,352	$432,579	$1,625,773

(1)	There are no encumbrances on the above properties.
(2)	The aggregate cost for Federal Income Tax purposes is $2,281,670.
(3)	Original date of acquisition by Sponsored Entity.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,
(in thousands)	2018	2017	2016
Real estate investments, at cost:
Balance, beginning of year	$2,008,823	$2,027,520	$1,809,615
Acquisitions	—	—	221,119
Improvements	53,279	54,097	39,438
Assets held for sale	—	—	(5,023)
Dispositions	(3,750)	(72,794)	(42,652)
Balance -Real Estate	2,058,352	2,008,823	2,022,497

Assets held for sale	—	—	5,023
Balance, end of year	$2,058,352	$2,008,823	$2,027,520

Accumulated depreciation:
Balance, beginning of year	$376,131	$338,506	$299,991
Depreciation	60,198	57,312	52,466
Assets held for sale	—	—	(1,278)
Dispositions	(3,750)	(19,687)	(13,951)
Balance - Accumulated Depreciation	432,579	376,131	337,228

Assets held for sale	—	—	1,278
Balance, end of year	$432,579	$376,131	$338,506