Form 10-Q
period 2019-03-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2019-04-30
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019.

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

The number of shares of common stock outstanding as of April 25, 2019 was 107,231,155.

Franklin Street Properties Corp.
Form 10-Q

Quarterly Report
March 31, 2019

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Franklin Street Properties Corp.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share and par value amounts)	2019	2018
Assets:
Real estate assets:
Land	$191,578	$191,578
Buildings and improvements	1,872,082	1,857,935
Fixtures and equipment	9,153	8,839
	2,072,813	2,058,352
Less accumulated depreciation	447,980	432,579
Real estate assets, net	1,624,833	1,625,773
Acquired real estate leases, less accumulated amortization of $74,681 and $101,897, respectively	53,948	59,595
Cash, cash equivalents and restricted cash	8,832	11,177
Tenant rent receivables	4,489	3,938
Straight-line rent receivable	55,836	54,006
Prepaid expenses and other assets	10,469	10,400
Related party mortgage loan receivables	72,795	70,660
Other assets: derivative asset	10,469	14,765
Office computers and furniture, net of accumulated depreciation of $1,410 and $1,512, respectively	166	197
Deferred leasing commissions, net of accumulated amortization of $25,249 and $24,318, respectively	49,408	47,591
Total assets	$1,891,245	$1,898,102

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$40,000	$25,000
Term loans payable, less unamortized financing costs of $5,358 and $5,722, respectively	764,642	764,278
Series A & Series B Senior Notes, less unamortized financing costs of $1,108 and $1,150, respectively	198,892	198,850
Accounts payable and accrued expenses	52,248	59,183
Accrued compensation	1,073	3,043
Tenant security deposits	6,352	6,319
Lease liability	2,141	—
Other liabilities: derivative liabilities	2,496	—
Acquired unfavorable real estate leases, less accumulated amortization of $5,144 and $6,605, respectively	3,414	3,795
Total liabilities	1,071,258	1,060,468

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 107,231,155 and 107,231,155 shares issued and outstanding, respectively	11	11
Additional paid-in capital	1,356,457	1,356,457
Accumulated other comprehensive income	7,973	14,765
Accumulated distributions in excess of accumulated earnings	(544,454)	(533,599)
Total stockholders’ equity	819,987	837,634
Total liabilities and stockholders’ equity	$1,891,245	$1,898,102

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018

Revenues:
Rental	$63,359	$65,628
Related party revenue:
Management fees and interest income from loans	1,352	1,256
Other	5	9
Total revenues	64,716	66,893
Expenses:
Real estate operating expenses	17,726	17,151
Real estate taxes and insurance	12,102	11,177
Depreciation and amortization	23,245	24,035
General and administrative	3,509	3,432
Interest	9,368	9,486
Total expenses	65,950	65,281

Income (loss) before taxes on income and equity in income (loss) of non-consolidated REITs	(1,234)	1,612
Tax expense (benefit) on income (loss)	(29)	82
Equity in loss of non-consolidated REITs	—	(105)

Net income (loss)	$(1,205)	$1,425

Weighted average number of shares outstanding, basic and diluted	107,231	107,231

Net income (loss) per share, basic and diluted	$(0.01)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the
	Three Months Ended
	March 31,
(in thousands)	2019	2018

Net income (loss)	$(1,205)	$1,425

Comprehensive income:
Unrealized gain (loss) on derivative financial instruments	(6,791)	6,575

Total comprehensive income (loss)	(6,791)	6,575

Comprehensive income (loss)	$(7,996)	$8,000

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2017	107,231	$11	$1,356,457	$12,166	$(497,342)	$871,292
Comprehensive income	—	—	—	6,575	1,425	8,000
Distributions $0.19 per share of common stock	—	—	—	—	(20,374)	(20,374)
Balance, March 31, 2018	107,231	$11	$1,356,457	$18,741	$(516,291)	$858,918

Balance, December 31, 2018	107,231	$11	$1,356,457	$14,765	$(533,599)	$837,634
Comprehensive income	—	—	—	(6,791)	(1,205)	(7,996)
Distributions $0.09 per share of common stock	—	—	—	—	(9,651)	(9,651)
Balance, March 31, 2019	107,231	$11	$1,356,457	$7,974	$(544,455)	$819,987

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income (loss)	$(1,205)	$1,425
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	23,962	24,748
Amortization of above and below market leases	(112)	(85)
Equity in (income) loss of non-consolidated REITs	—	105
Increase (decrease) in allowance for doubtful accounts and write-off of accounts receivable	(60)	75
Changes in operating assets and liabilities:
Tenant rent receivables	(491)	(363)
Straight-line rents	(1,140)	40
Lease acquisition costs	(689)	(276)
Prepaid expenses and other assets	1,497	(274)
Accounts payable and accrued expenses	(6,101)	(6,911)
Accrued compensation	(1,970)	(2,529)
Tenant security deposits	33	205
Payment of deferred leasing commissions	(4,242)	(1,082)
Net cash provided by operating activities	9,482	15,078
Cash flows from investing activities:
Property improvements, fixtures and equipment	(15,223)	(10,774)
Distributions in excess of earnings from non-consolidated REITs	—	355
Investment in related party mortgage loan receivable	(2,400)	—
Repayment of related party mortgage loan receivable	265	265
Proceeds received from liquidating trust	263	—
Net cash used in investing activities	(17,095)	(10,154)
Cash flows from financing activities:
Distributions to stockholders	(9,651)	(20,374)
Borrowings under bank note payable	30,000	30,000
Repayments of bank note payable	(15,000)	(10,000)
Deferred financing costs	(81)	(14)
Net cash provided by (used in) financing activities	5,268	(388)
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,345)	4,536
Cash, cash equivalents and restricted cash, beginning of year	11,177	9,819
Cash, cash equivalents and restricted cash, end of period	$8,832	$14,355

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$6,978	$7,143
Taxes	$42	$69
Non-cash investing activities:
Accrued costs for purchases of real estate assets	$6,609	$4,339

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

As of March 31, 2019, the Company owned and operated a portfolio of real estate consisting of 32 operating properties, three redevelopment properties and three managed Sponsored REITs and held four promissory notes secured by mortgages on real estate owned by Sponsored REITs, including two mortgage loans and two revolving lines of credit.  From time-to-time, the Company may acquire real estate or make additional secured loans.  The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s number of operating properties and rentable square feet of real estate.  As of March 31, 2019 and March 31, 2018, the Company had three redevelopment properties and one redevelopment property,  respectively, which are excluded from the table.

	As of March 31,
	2019	2018
Operating Properties:
Number of properties	32	34
Rentable square feet	9,495,118	9,760,657

Basis of Presentation

The unaudited consolidated financial statements of the Company include all of the accounts of the Company and its majority-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other period.

Financial Instruments

As disclosed in Note 4, the Company’s derivatives are recorded at fair value using Level 2 inputs.  The Company estimates that the carrying values of cash and cash equivalents, restricted cash, receivables, prepaid expenses, accounts payable and accrued expenses, accrued compensation, and tenant security deposits approximate their fair values based on their short-term maturity and the bank note and term loans payable approximate their fair values as they bear interest at variable interest rates or at rates that are at market for similar investments.  .

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows.

	March 31,	March 31,
(in thousands)	2019	2018
Cash and cash equivalents	$8,832	$14,355
Restricted cash	—	—
Total cash, cash equivalents and restricted cash	$8,832	$14,355

Recent Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (“ASU 2016-02”); in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”); and in December 2018, the FASB issued ASU No. 2018-20 Leases (Topic 842), Narrow-Scope Improvements for Lessors.  ASU 2016-02 requires lessees to establish a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term on their balance sheets.  Lessees will continue to recognize lease expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  This new standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter with early adoption permitted.  The Company adopted these standards on January 1, 2019 and applied the package of practical expedients that allows an entity to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Additionally, the Company’s leases met the criteria in ASU 2018-11 to not separate non-lease components from the related lease component, therefore the accounting for these leases remained largely unchanged from the previous standard.  The Company applied the optional transition method in ASU 2018-11, which allows entities to initially apply the new lease standard at the adoption date. The Company recorded a right-to-use asset of $2.1 million and a lease liability of $2.2 million upon adoption of this standard.  The presentation and disclosure that is required to be presented under the new lease standard is provided in Note 8.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses.  The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company’s receivables associated with its real estate operating leases are not  within the scope of this standard.   The Company is currently assessing the potential impact that the adoption of ASU 2016-13 may have on its consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The amendment also eases the application of hedge accounting in certain situations, including eliminating the requirement to separately measure and report hedge ineffectiveness for cash flow hedges. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and earlier adoption is permitted. The Company adopted this new standard in the first quarter of 2019 using the modified retrospective method, which requires the Company to account for ASU 2017-12 as of the date of adoption with any retrospective adjustments applicable to prior periods included as a cumulative-effect adjustment to accumulate other comprehensive loss and retained earnings. No adjustment was necessary to account for the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated balance sheet as of the date of adoption because there was no cumulative ineffectiveness that had been recorded on the Company’s existing interest rate swaps as of December 31, 2018, and all trades were highly effective. The amended presentation and disclosure guidance which is required to be presented prospectively under this new standard is provided in Note 4.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The ASU is intended to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for all entities for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. This ASU amends existing fair value measurement disclosure requirements by adding, changing, or removing certain disclosures. ASU 2018-13 will be effective for the Company as of January 1, 2020, and earlier adoption is permitted. The Company is currently assessing the potential impact that the adoption of ASU 2018-13 may have on its consolidated financial statements.

2.  Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At March 31, 2019 and December 31, 2018, the Company held a common stock interest in three Sponsored REITs.  The Company held a non-controlling preferred stock investment in two Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), which were liquidated during the three months ended September 30, 2018.

In December 2007, the Company purchased 965.75 preferred shares or 43.7% of the outstanding preferred shares of one of its Sponsored REITs, East Wacker.  On September 24, 2018, the property owned by East Wacker was sold and, thereafter, East Wacker declared and issued a liquidating distribution for its preferred shareholders, from which the Company was entitled to $70.0 million.  On September 27, 2018, the Company received $69.0 million in an initial cash distribution.  As a result of the sale, the Company recognized a gain on liquidation of $7.1 million.  As of March 31, 2019, the Company held a beneficial interest in the East Wacker liquidating trust in the amount of $1.0 million, which is included in other assets in the accompanying consolidated balance sheet.

In May 2009, the Company purchased 175.5 preferred shares or 27.0% of the outstanding preferred shares of one of its Sponsored REITs, Grand Boulevard.  On July 19, 2018, the property owned by Grand Boulevard was sold and, thereafter, Grand Boulevard declared and issued a liquidating distribution for its preferred shareholders, from which the Company was entitled to $6.2 million.  On August 17, 2018, the Company received $5.9 million in an initial cash distribution.  As a result of the sale, the Company recognized a loss on liquidation of $0.1 million.  As of March 31, 2019, the Company held a beneficial interest in the Grand Boulevard liquidating trust in the amount of $0.1 million, which is included in other assets in the accompanying consolidated balance sheet.

Equity in income (loss) of investments in non-consolidated REITs is derived from the Company’s share of income or loss in the operations of those entities and includes gain or loss on liquidation.  The Company exercised influence over, but did not control these entities, and investments are accounted for using the equity method.

Equity in income (loss) of investments in non-consolidated REITs:

The following table includes equity in loss of investments in non-consolidated REITs:

	Three Months Ended March 31,
(in thousands)	2019	2018

Equity in loss of East Wacker	$—	$(77)
Equity in loss of Grand Boulevard	—	(28)
Total	$—	$(105)

The Company received distributions of $355,000 from non-consolidated REITs during the three months ended March 31, 2018.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice.  Asset management fee income from non-consolidated entities amounted to approximately $58,000 and $136,000 for the three months ended March 31, 2019 and 2018, respectively.

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

The following is a summary of the Sponsored REIT Loans outstanding as of March 31, 2019:

			Maximum	Amount				Interest
(dollars in thousands, except footnotes)		Maturity	Amount	Drawn at	Interest		Draw	Rate at
Sponsored REIT	Location	Date	of Loan	31-Mar-19	Rate (1)		Fee (2)	31-Mar-19

Secured revolving lines of credit
FSP Satellite Place Corp.	Duluth, GA	31-Dec-19	$5,500	$795	L+	4.4%	0.5%	6.88%
FSP Energy Tower I Corp.	Houston, TX	30-Jun-19	20,000	18,000	L+	5.0%	0.5%	7.48%

Mortgage loan secured by property
FSP Monument Circle LLC (3)	Indianapolis, IN	6-Dec-20	21,000	21,000		7.19%	n/a	7.19%
FSP Energy Tower I Corp. (4)	Houston, TX	30-Jun-19	33,000	33,000		6.41%	n/a	6.41%

			$79,500	$72,795

(1)	The interest rate is 30-day LIBOR rate plus the additional rate indicated, otherwise a fixed rate.
(2)	The draw fee is a percentage of each new advance, and is paid at the time of each new draw.
(3)	This mortgage loan includes an origination fee of $164,000 and an exit fee of $38,000 when repaid by the borrower.
(4)	This mortgage loan includes an annual extension fee of $108,900 paid by the borrower.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $1,294,000 and $1,120,000 for the three months ended March 31, 2019 and 2018, respectively.

Non-consolidated REITs:

The balance sheet data below for 2019 and 2018 includes the 3 Sponsored REITs the Company held an interest in as of March 31, 2019 and December 31, 2018.  The operating data below for 2019 and 2018 include the operations of the 3 and 6 Sponsored REITs in which the Company held an interest in during the three months ended March 31, 2019 and 2018, respectively.

Summarized financial information for these Sponsored REITs is as follows:

	March 31,	December 31,
(in thousands)	2019	2018

Balance Sheet Data (unaudited):
Real estate, net	$95,623	$97,034
Other assets	19,003	18,532
Total liabilities	(76,258)	(75,382)
Shareholders’ equity	$38,368	$40,184

	For the Three Months Ended
	March 31,
(in thousands)	2019	2018

Operating Data (unaudited):
Rental revenues	$3,429	$13,229
Other revenues	—	1
Operating and maintenance expenses	(1,795)	(6,892)
Depreciation and amortization	(1,329)	(4,369)
Interest expense	(1,287)	(2,006)
Net income (loss)	$(982)	$(37)

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

The JPM Term Loan bears interest at either (i) a number of basis points over a LIBOR-based rate depending on the Company’s credit rating (125.0 basis points over the LIBOR-based rate at March 31, 2019) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25.0 basis points over the base rate at March 31, 2019).

Although the interest rate on the JPM Term Loan is variable under the JPM Credit Agreement, the Company fixed the LIBOR-based rate on a portion of the JPM Term Loan by entering into interest rate swap transactions. On March 7, 2019, the Company entered into ISDA Master Agreements with various financial institutions to hedge a $100 million portion of the future LIBOR-based rate risk under the JPM Credit Agreement.  Effective March 29, 2019, the Company fixed the LIBOR-based rate at 2.44% per annum on a $100 million portion of the JPM Term Loan until November 30, 2021.  Accordingly, based upon the Company’s credit rating, as of March 31, 2019, the effective interest rate on a $100 million portion of the JPM Term Loan was 3.69% per annum.

Based upon the Company’s credit rating, as of March 31, 2019, the effective interest rate on the unhedged $50 million portion of the JPM Term Loan was 3.75% per annum.  The weighted average interest rate on the unhedged $50 million portion of the JPM Term Loan during the three months ended March 31, 2019 was approximately 3.79% per annum.  The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2018 was approximately 3.33% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the JPM Term Loan financial covenants as of March 31, 2019.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (125 basis points over LIBOR at March 31, 2019) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25 basis points over the base rate at March 31, 2019).

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum until August 26, 2020.  On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024.  Accordingly, based upon the Company’s credit rating, as of March 31, 2019, the effective interest rate on the BMO Term Loan was 3.57% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or the administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of March 31, 2019.

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

As of March 31, 2019, there were borrowings of $40 million outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.20% over LIBOR at March 31, 2019) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at March 31, 2019). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.25% at March 31, 2019).

Based upon the Company’s credit rating, as of March 31, 2019,  the interest rate on the BAML Revolver was 3.69% per annum.  The weighted average interest rate on all amounts outstanding on the BAML Revolver during the three months ended March 31, 2019 was approximately 3.69% per annum.  As of December 31, 2018, there were borrowings of $25 million outstanding under the BAML Revolver at an interest rate of 3.63% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.35% over LIBOR at March 31, 2019) or (ii) a margin over the base rate depending on the Company’s credit rating (0.35% over the base rate at March 31, 2019).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021.  Accordingly, based upon the Company’s credit rating, as of March 31, 2019, the effective interest rate on the BAML Term Loan was 2.47% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the BAML Credit Facility financial covenants as of March 31, 2019.

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

4.  Financial Instruments: Derivatives and Hedging

On July 22, 2016, the Company fixed the interest rate for the period beginning on September 27, 2017 and ending on September 27, 2021 on the BAML Term Loan (the “2017 Interest Rate Swap”).  On August 26, 2013, the Company fixed the interest rate until August 26, 2020 on the BMO Term Loan (the “2013 BMO Interest Rate Swap”).  On March 7, 2019, the Company fixed the interest rate for the period beginning on March 29, 2019 and ending on November 30, 2021 on a $100 million portion of the JPM Term Loan (the “2019 JPM Interest Rate Swap”).  On February 20, 2019, the Company fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan (the “2019 BMO Interest Rate Swap”).  The variable rates that were fixed under the 2017 Interest Rate Swap, the 2013 BMO Interest Rate Swap, the 2019 JPM Interest Rate Swap and the 2019 BMO Interest Rate Swap (collectively referred to as the “Interest Rate Swaps”) are described in Note 3.

The Interest Rate Swaps qualify as cash flow hedges and have been recognized on the consolidated balance sheets at fair value.  If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be recognized in earnings in the same period in which the hedged interest payments affect earnings, which may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

The following table summarizes the notional and fair value of our derivative financial instruments at March 31, 2019. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$10,469
2013 BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(1,888)
2019 JPM Interest Rate Swap	$100,000	2.44%	Mar-19	Nov-21	$(604)
2019 BMO Interest Rate Swap (1)	$220,000	2.39%	Aug-20	Jan-24	$(4)

(1) The Notional Value will decrease to $165 million on November 30, 2021.

On March 31, 2019, the 2017 Interest Rate Swap was reported as an asset at its fair value of approximately $10.5 million, which is included in other assets: derivative asset on the consolidated balance sheet at March 31, 2019.  The 2013 BMO Interest Rate Swap, the 2019 JPM Interest Rate Swap and the 2019 BMO Interest Rate Swap were reported as a liabilities in the aggregate fair value of approximately $2.5 million and are included in other liabilities: derivative liabilities in the consolidated balance sheet at March 31, 2019.  Offsetting adjustments are reported as unrealized gains or losses on derivative financial instruments in accumulated other comprehensive income or loss of $6.8 million.  During the three months ended March 31, 2019, $1.5 million was reclassified out of other comprehensive income (“OCI”) and into interest expense.

The gain/(loss) on the Company’s Interest Rate Swaps that was recorded in OCI and the accompanying consolidated statements of income as a component of interest expense for the three months ended March 31, 2019 and 2018, respectively, was as follows:

(in thousands)	Three Months Ended March 31,
Interest Rate Swaps in Cash Flow Hedging Relatioships:	2019	2018

Amounts of gain (loss) recognized in OCI	$(8,266)	$6,491
Amounts of previously recorded gain/(loss) reclassified from OCI into Interest Expense	$1,475	$84

Total amount of Interest Expense presented in the consolidated statements of income	$9,368	$9,486

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings.  The Company estimates that approximately $6.8 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

The Company’s derivatives are recorded at fair value in other assets and other liabilities in the consolidated balance sheets.  The derivatives’ fair value is recorded to comprehensive income in the consolidated statements of other comprehensive income.

5.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at each of March 31, 2019 and 2018.

6.  Stockholders’ Equity

As of March 31, 2019, the Company had 107,231,155 shares of common stock outstanding.  The Company declared and paid dividends as follows (in thousands, except per share amounts):

	Dividends Per	Total
Quarter Paid	Share	Dividends

First quarter of 2019	$0.09	$9,651

First quarter of 2018	$0.19	$20,374

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

Income taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company’s assets and liabilities.  In estimating future tax consequences, potential future events are considered except for potential changes in income tax law or in rates.  The Tax Cuts and Job Act of 2017 did not have a material impact on the Company’s income taxes.

Interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2015 and thereafter.

The Company is subject to a business tax known as the Revised Texas Franchise Tax.  Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts.  Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax.  The Company recorded a provision for the Revised Texas Franchise Tax of $83,000 and $70,000 for the three months ended March 31, 2019 and 2018, respectively.

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.  The Tax Cuts and Jobs Act of 2017 is not expected to have an impact on the Company’s ability to use NOLs or the valuation allowance.  The gross amount of NOLs available to the Company was $13,041,000 as of each of March 31, 2019 and December 31, 2018.

Income Tax Expense

The income tax expense reflected in the consolidated statements of income relates primarily to a franchise tax on our Texas properties.  FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties, and the tax expenses associated with these activities and a refund receivable of $0.1 million was recorded during the three months ended March 31, 2019 are reported as Other Taxes in the table below:

	For the Three Months Ended March 31,
(Dollars in thousands)	2019	2018

Revised Texas Franchise Tax	$83	$70
Other Taxes	(112)	12
Tax expense (benefit)	$(29)	$82

Taxes on income are a current tax expense.  No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

8.  Leases

Leases as a Lessee:

The Company entered into a noncancelable contract with a third party to obtain office space that commenced on September 1, 2010. The contract was amended on October 25, 2016 to extend the contract through September 30, 2024. The Company adopted ASU 2016-02 on January 1, 2019 and applied the package of practical expedients that allows an entity to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases.  As of March 31, 2019, the Company’s right-to-use asset was $2,059,192, which is included in prepaid and other assets on the consolidated balance sheet as of March 31, 2019.

The Company has an option to extend the terms of its office space lease with one 5-year extension. As of March 31, 2019, the exercise of the extension option was not reasonably certain.  Therefore, the extension option is not recognized as part of the Company’s right-of-use asset and lease liability.

A discount rate equal to the Company’s incremental borrowing rate of 3.86% is applied to the 66 future monthly contractual lease payments remaining on March 31, 2019 to compute the lease liability. The incremental borrowing rate is the rate equal to the closest borrowing under the BAML Revolver at the time of the Company’s adoption of ASU 2016-02.

The Company has elected to apply the practical expedient to not separate non-lease components from the related lease component of its real estate lease, therefore the accounting for the lease remains largely unchanged from the previous standard.

Lease Costs	For the
Three Months Ended
(in thousands)	March 31, 2019
Operating lease cost	$105
$105

Other information
Cash paid for amounts included in the measurement of lease liabilities	$103
Weighted average remaining lease terms in years - operating leases	5.5
Weighted average discount rate - operating leases	3.86%

Maturity analysis for liabilities	Total
Undiscounted
(in thousands)	Cash Flows
Discount rate at commencement	3.86%
2019	$310
2020	421
2021	429
2022	438
2023	447
2024 and thereafter	340
$2,385

Present value lease liability	$2,141

Difference between undiscounted cash flows and discounted cash flows	$244

Leases as a Lessor:

The Company is a lessor of commercial real estate with operations that include the leasing of office and industrial properties. Many of the leases with customers contain options to extend leases at a fair market rate and may also include options to terminate leases. The Company considers several inputs when evaluating the amount it expects to derive from its leased assets at the end of the lease terms, such as the remaining useful life, expected market conditions, fair value of lease payments, expected fair values of underlying assets, and expected deployment of the underlying assets. The Company’s strategy to address its risk for the residual value in its commercial real estate is to re-lease the commercial space.

The Company has elected to apply the practical expedient to not separate non-lease components from the related lease component of real estate leases. This combined component is primarily comprised of fixed lease payments, early termination fees, common area maintenance cost reimbursements, and parking lease payments. The Company applies ASC 842-Leases to the combined lease and non-lease components.

A minority of the Company’s leases are subject to annual changes in the Consumer Price Index (“CPI”). Although increases in the CPI are not estimated as part of the Company’s measurement of straight-line rent revenue, to the extent that the actual CPI is greater or less than the CPI at lease commencement, there could be changes to realized income or loss.

For the three months ended March 31, 2019, the Company recognized the following amounts of income relating to lease payments:

Income relating to lease payments:	For the
Three Months Ended
(in thousands)	March 31, 2019
Income from leases (1)	$62,107
$62,107

Undiscounted Cash Flows	Year ending
(in thousands)	December 31,
2019	$126,740
2020	163,304
2021	146,901
2022	120,546
2023	103,410
2024 and thereafter	308,469
$969,370

(1) Amount from variable lease payments $16,605

9.  Subsequent Events

On April 5, 2019, the Board of Directors of the Company declared a cash distribution of $0.09 per share of common stock payable on May 9, 2019 to stockholders of record on April 19, 2019.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018.  Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States, changes in interest rates, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, uncertainties relating to fiscal policy, changes in government regulations and regulatory uncertainty, uncertainties relating to the impact of the enactment of the Tax Cuts and Jobs Act of 2017, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1A. “Risk Factors” below.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

FSP Corp., or we or the Company, operates in a single reportable segment: real estate operations.  The real estate operations market involves real estate rental operations, leasing, secured financing of real estate and services provided for asset management, property management, property acquisitions, dispositions and development.  Our current strategy is to invest in infill and central business district properties in the United States sunbelt and mountain west regions, as well as select opportunistic markets.  We believe that the United States sunbelt and mountain west regions have macro-economic drivers that have the potential to increase occupancies and rents.  We seek value-oriented investments with an eye towards long-term growth and appreciation, as well as current income.

As of March 31, 2019, approximately 7.7 million square feet, or approximately 78% of our total owned portfolio, was located in Atlanta, Dallas, Denver, Houston and Minneapolis.  From time-to-time we may dispose of our smaller, suburban office assets and replace them with larger infill and central business district office assets.  As we execute this strategy, short term operating results could be adversely impacted.  However, we believe that the transformed portfolio has the potential to provide higher profit and asset value growth over a longer period of time.

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

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  On an on-going basis, we evaluate our estimates.  In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.  The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.  Except for the accounting for allowance for doubtful accounts impacted by ASC 842, no changes to our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (“ASU 2016-02”), in July 2018; the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”); and in December 2018, the FASB issued ASU No. 2018-20 Leases (Topic 842), Narrow-Scope Improvements for Lessors.  ASU 2016-02 requires lessees to establish a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term on their balance sheets.  Lessees will continue to recognize lease expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  This new standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter with early adoption permitted.  The Company adopted these standards on January 1, 2019 and applied the package of practical expedients that allows an entity to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Additionally, our leases met the criteria in ASU 2018-11 to not separate non-lease components from the related lease component, therefore the accounting for these leases remained largely unchanged from the previous standard.  We applied the optional transition method in ASU 2018-11, which allows entities to initially apply the new lease standard at the adoption date. The Company recorded a right-to-use asset of $2.1 million and a lease liability of $2.2 million upon adoption of this standard.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses.  The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company’s receivables associated with its real estate operating leases are note within the scope of this standard.   The Company is currently assessing the potential impact that the adoption of ASU 2016-13 may have on its consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The amendment also eases the application of hedge accounting in certain situations, including eliminating the requirement to separately measure and report hedge ineffectiveness for cash flow hedges. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and earlier adoption is permitted. The Company adopted this new standard in the first quarter of 2019 using the modified retrospective method, which requires us to account for ASU 2017-12 as of the date of adoption with any retrospective adjustments applicable to prior periods included as a cumulative-effect adjustment to accumulate other comprehensive loss and retained earnings. No adjustment was necessary to account for the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated balance sheet as of the date of adoption because there was no cumulative ineffectiveness that had been recorded on the Company’s existing interest rate swaps as of December 31, 2018, and all trades were highly effective. The amended presentation and disclosure guidance which is required to be presented prospectively is provided in Note 4 to the consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The ASU is intended to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for all entities for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. This ASU amends existing fair value measurement disclosure requirements by adding, changing, or removing certain disclosures. ASU 2018-13 will be effective for the

Company as of January 1, 2020, and earlier adoption is permitted. The Company is currently assessing the potential impact that the adoption of ASU 2018-13 may have on its consolidated financial statements.

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

Real Estate Operations

Leasing

As of March 31, 2019, our real estate portfolio was comprised of 32 operating properties, which we refer to as our operating properties, and 3 redevelopment properties that are in the process of being redeveloped, or are completed but not yet stabilized, which we refer to as our redevelopment properties.  We collectively refer to our operating and our redevelopment properties as our owned portfolio.  Our 32 operating properties were approximately 88.5% leased as of March 31, 2019, a decrease from 89.0% as of December 31, 2018.  The 0.5% decrease in leased space was a result of the impact of lease expirations and terminations, which exceeded new leasing completed during the three months ended March 31, 2019.  As of March 31, 2019, we had approximately 1,089,000 square feet of vacancy in our operating properties compared to approximately 1,046,000 square feet of vacancy at December 31, 2018.  During the three months ended March 31, 2019, we leased approximately 460,000 square feet of office space, of which approximately 365,000 square feet were with existing tenants, at a weighted average term of 9.0 years.  On average, tenant improvements for such leases were $28.76 per square foot, lease commissions were $13.41 per square foot and rent concessions were approximately three months of free rent.  Average GAAP base rents under such leases were $32.32 per square foot, or 9.9% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2018.

As of March 31, 2019, our three redevelopment properties included an approximately 130,000 square foot redevelopment property known as 801 Marquette in Minneapolis, Minnesota, an approximately 213,000 square foot property known as Blue Lagoon in Miami, Florida and an approximately 62,000 square foot property known as Forest Park in Charlotte, North Carolina.  Given the length of the redevelopment and lease-up process, these properties are not placed in service until, in some cases, years after we commence the project.

The redevelopment at 801 Marquette was substantially completed at the end of the second quarter of 2017 and is in the process of being leased up; however, it is not stabilized.  As of March 31, 2019, we had leases signed for approximately 37.0% of the rentable square feet, 15.8% of which is occupied.  We expect to incur redevelopment and lease-up costs of $28.4 million.  As of March 31, 2019, we had incurred approximately $19.9 million in total redevelopment and lease up costs for this property.

The redevelopment of Blue Lagoon commenced in December 2018 following the maturity of a lease with a major tenant that occupied 100% of the property.  We expect to incur restoration, redevelopment and lease-up costs of $23.6 million, which include work on the roof of the building, costs to make the space suitable for multiple tenants and to increase parking at the property.  As of March 31, 2019, we had incurred approximately $2.8 million in total redevelopment costs.  We anticipate completing the redevelopment by the end of 2019.

The redevelopment of Forest Park commenced in January 2019 following the maturity of a lease with a major tenant that occupied 100% of the property through December 31, 2018.  We expect to incur redevelopment and lease-up costs of $3.7 million, which include interior work to make the space suitable for multiple tenants.  As of March 31, 2019, we had incurred approximately $0.1 million in total redevelopment costs.  We anticipate completing the redevelopment by the end of the third quarter of 2019.

As of March 31, 2019, leases for approximately 6.5% and 9.3% of the square footage in our owned portfolio are scheduled to expire during 2019 and 2020, respectively.  As the second quarter of 2019 begins, we believe that our operating properties are well stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants.  We believe that most of our largest property markets are now experiencing generally steady or improving rental conditions.  We are seeing increased potential leasing activity in the energy influenced markets of Houston and Denver compared to the last several years.  We anticipate positive leasing activity within our operating properties during the remainder of 2019 and throughout 2020.

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

Real Estate Acquisition and Investment Activity

During 2019:

•

during the three months ended March 31, we received approximately $0.3 million in cash from FSP Satellite Place Corp., as partial prepayment of a Sponsored REIT Loan, and $2.4 million was drawn from a Sponsored REIT Loan with FSP Energy Tower I Corp.;  and

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

•	we have continued to actively explore additional potential real estate investment opportunities and anticipate further real estate investments in the future.

Results of Operations

The following table shows financial results for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
(in thousands)	2019	2018	Change
Revenues:
Rental	$63,359	$65,628	$(2,269)
Related party revenue:
Management fees and interest income from loans	1,352	1,256	96
Other	5	9	(4)
Total revenues	64,716	66,893	(2,177)
Expenses:
Real estate operating expenses	17,726	17,151	575
Real estate taxes and insurance	12,102	11,177	925
Depreciation and amortization	23,245	24,035	(790)
General and administrative	3,509	3,432	77
Interest	9,368	9,486	(118)
Total expenses	65,950	65,281	669

Income (loss) before taxes on income and equity in income (loss) of non-consolidated REITs	(1,234)	1,612	(2,846)
Tax expense (benefit) on income (loss)	(29)	82	(111)
Equity in loss of non-consolidated REITs	—	(105)	105

Net income (loss)	$(1,205)	$1,425	$(2,630)

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018:

Revenues

Total revenues decreased by $2.2 million to $64.7 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.  The decrease was primarily a result of:

•

A decrease in rental revenue of approximately $2.2 million arising primarily from the loss of rental income from leases that expired in 2019 and 2018.  The decrease was partially offset by rental income earned from leases commencing in 2019 and 2018.  Our leased space in our operating properties was 88.5% at March 31, 2019 and at March 31, 2018.

Expenses

Total expenses increased by $0.7 million to $66.0 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.  The increase was primarily a result of:

•	An increase in real estate operating expenses and real estate taxes and insurance of approximately $1.5 million.
•	An increase in general and administrative expenses of $0.1 million, which was primarily attributable to lease acquisition costs.

This increase was partially offset by:

•	A decrease in depreciation and amortization of approximately $0.8 million.
•	A decrease in interest expense of approximately $0.1 million to $9.4 million for the three months ended March 31, 2019 compared to the same period in 2018. The decrease was primarily attributable to lower debt outstanding, which was partially offset by higher floating interest rates during the three months ended March 31, 2019 compared to the same period in 2018.

Tax expense (benefit) on income (loss)

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which increased $13,000, and federal and other income taxes, which decreased by $124,000, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily as a result of a refund arising due to the provisions of the Tax Cuts and Jobs Act of 2017.

Equity in income (loss) of non-consolidated REITs

Equity in loss from non-consolidated REITs was $0.1 million for the three months ended March 31, 2018.  Our investments in non-consolidated REITs were liquidated during 2018.  The equity in income (loss) during the year ended December 31, 2018 consisted of equity in income from our preferred stock investment in East Wacker of $7.2 million, which sold its property on September 24, 2018, and was partially offset by equity in loss from our preferred stock investment in Grand Boulevard of $0.1 million, which sold its property on July 19, 2018.  In addition, during the three months ended June 30, 2018, we recognized an impairment charge of $0.3 million, which represented the other-than-temporary decline in the fair value below the carrying value of the Company’s investments in non-consolidated REITs.

Net income (loss)

Net loss for the three months ended March 31, 2019 was $1.2 million compared to net income of $1.4 million for the three months ended March 31, 2018, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the
	Three Months Ended
	March 31,
(in thousands):	2019	2018
Net income (loss)	$(1,205)	$1,425
Equity in (income) loss of non-consolidated REITs	—	105
FFO from non-consolidated REITs	—	884
Depreciation and amortization	23,133	23,950
NAREIT FFO	21,928	26,364
Lease Acquisition costs	182	—

Funds From Operations	$22,110	$26,364

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

Net Operating Income (NOI)*

	Rentable
	Square
	Feet	Three Months Ended	Three Months Ended	Inc	%
(in thousands)	or RSF	31-Mar-19	31-Mar-18	(Dec)	Change
Region
East	945	$3,185	$3,802	$(617)	(16.2)%
MidWest	1,549	5,163	6,257	(1,094)	(17.5)%
South	4,382	14,272	14,449	(177)	(1.2)%
West	2,619	10,559	10,958	(399)	(3.6)%
Property NOI* from Operating Properties	9,495	33,179	35,466	(2,287)	(6.4)%
Dispositions and Redevelopment Properties	405	(205)	1,250	(1,455)	(3.8)%
Property NOI*	9,900	$32,974	$36,716	$(3,742)	(10.2)%

Same Store		$33,179	$35,466	$(2,287)	(6.4)%

Less Nonrecurring
Items in NOI* (a)		35	761	(726)	1.9%

Comparative
Same Store		$33,144	$34,705	$(1,561)	(4.5)%

		Three Months Ended	Three Months Ended
Reconciliation to Net Income (Loss)		31-Mar-19	31-Mar-18
Net income (loss)		$(1,205)	$1,425
Add (deduct):
Gain (loss) on sale of properties and properties held for sale		—	—
Hedge ineffectiveness		—	—
Management fee income		(677)	(746)
Depreciation and amortization		23,245	24,035
Amortization of above/below market leases		(112)	(85)
General and administrative		3,509	3,432
Interest expense		9,368	9,486
Interest income		(1,294)	(1,120)
Equity in (income) loss of non-consolidated REITs		—	105
Non-property specific items, net		140	184

Property NOI*		$32,974	$36,716

(a)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the three months ended March 31, 2019 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in non-consolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	March 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2019 (a)	Square Feet (b)

Meadow Point	Chantilly	VA	1999	138,537	138,537	100.0%	$26.33
Innsbrook	Glen Allen	VA	1999	298,456	170,956	57.3%	18.66
Loudoun Tech Center	Dulles	VA	1999	136,658	130,850	95.8%	19.48
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	33.06
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	34.80
East total				944,651	811,343	85.9%	27.24
Northwest Point	Elk Grove Village	IL	1999	177,095	177,095	100.0%	32.38
909 Davis Street	Evanston	IL	2002	195,098	172,115	88.2%	35.85
River Crossing	Indianapolis	IN	1998	205,059	193,227	94.2%	23.80
Timberlake	Chesterfield	MO	1999	234,496	234,496	100.0%	26.64
Timberlake East	Chesterfield	MO	2000	117,036	117,036	100.0%	25.93
121 South 8th Street	Minneapolis	MN	1974	293,460	234,651	80.0%	24.35
Plaza Seven	Minneapolis	MN	1987	326,757	285,259	87.3%	35.35
Midwest total				1,549,001	1,413,879	91.3%	29.41
One Overton Park	Atlanta	GA	2002	387,267	297,886	76.9%	21.98
Park Ten	Houston	TX	1999	157,460	140,879	89.5%	28.60
Addison Circle	Addison	TX	1999	289,302	217,179	75.1%	31.36
Collins Crossing	Richardson	TX	1999	300,887	299,172	99.4%	25.61
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	30.27
Park Ten Phase II	Houston	TX	2006	156,746	44,704	28.5%	23.25
Liberty Plaza	Addison	TX	1985	216,851	170,575	78.7%	22.52
Legacy Tennyson Center	Plano	TX	1999/2008	202,049	174,712	86.5%	22.96
One Legacy Circle	Plano	TX	2008	214,110	214,110	100.0%	38.13

The information presented below provides the weighted average GAAP rent per square foot for the three months ended March 31, 2019 for our properties and weighted occupancy square feet and percentages.  GAAP rent includes the impact of tenant concessions and reimbursements.  This table does not include information about properties held by our investments in non-consolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	March 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2019 (a)	Square Feet (b)

One Ravinia Drive	Atlanta	GA	1985	386,602	350,493	90.7%	$25.78
Two Ravinia Drive	Atlanta	GA	1987	411,047	309,888	75.4%	27.07
Westchase I & II	Houston	TX	1983/2008	629,025	511,523	81.3%	28.90
Pershing Park Plaza	Atlanta	GA	1989	160,145	156,013	97.4%	36.40
999 Peachtree	Atlanta	GA	1987	621,946	526,726	84.7%	31.09
South Total				4,381,836	3,662,259	83.6%	28.37
380 Interlocken	Broomfield	CO	2000	240,358	219,855	91.5%	29.85
1999 Broadway	Denver	CO	1986	677,378	489,880	72.3%	32.55
1001 17th Street	Denver	CO	1977/2006	655,413	630,376	96.2%	35.17
600 17th Street	Denver	CO	1982	608,733	519,858	85.4%	33.03
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	26.58
390 Interlocken	Broomfield	CO	2002	241,512	237,141	98.2%	32.69
West Total				2,619,630	2,293,346	87.5%	32.62

Total Operating Properties				9,495,118	8,180,827	86.2%	29.63

Redevelopment Properties (c)
Forest Park	Charlotte	NC	1999	62,212	—	—%	—
Blue Lagoon Drive	Miami	FL	2002	212,619	—	—%	—
801 Marquette Ave	Minneapolis	MN	1923/2017	129,821	20,538	15.8%	16.45
Total Redevelopment Properties				404,652	20,538	5.1%	16.45

Grand Total				9,899,770	8,201,365	82.8%	$29.60

(a)	Based on weighted occupied square feet for the three months ended March 31, 2019, including month-to-month tenants, divided by the Property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the three months ended March 31, 2019, per weighted occupied square foot.
(c)	Redevelopment Properties include properties in the process of being redeveloped, or are completed but not yet stabilized.

Liquidity and Capital Resources

Cash, restricted cash and cash equivalents were $8.8 million and $11.2 million at March 31, 2019 and December 31, 2018, respectively. The decrease of $2.3 million is attributable to $9.4 million provided by operating activities, less $17.0 million used by investing activities plus $5.3 million provided by financing activities.  Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.  Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations.  We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses.  Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real estate properties.

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2019 of $9.4 million is primarily attributable to a  net loss of $1.2 million plus the add-back of $22.6 million of non-cash expenses and an increase in prepaid and other assets of $1.5 million.  These amounts were partially offset by a decrease to accounts payable and accrued expenses and accrued compensation of $8.1 million, an increase in payments of deferred leasing commissions of $4.2 million, an increase in lease acquisition costs of $0.7 million and a decrease tenant rent recivables of $0.5 million.

Investing Activities

Cash used by investing activities for the three months ended March 31, 2019 of $17.0  million is primarily attributable to the purchases of other real estate assets and office equipment investments of approximately $15.2 million and an investment in related party mortgage loan receivable of $2.4 million.  These uses were partially offset by repayments received from one related party mortgage receivable of $0.3 million and proceeds received from a liquidating trust of $0.3 million.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2019 of $5.3 million is primarily attributable to net borrowings on the BAML Revolver (as defined below) of $15.0 million and was partially offset by distributions paid to stockholders of $9.7 million.

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

The JPM Term Loan bears interest at either (i) a number of basis points over a LIBOR-based rate depending on the Company’s credit rating (125.0 basis points over the LIBOR-based rate at March 31, 2019) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25.0 basis points over the base rate at March 31, 2019).

Although the interest rate on the JPM Term Loan is variable under the JPM Credit Agreement, the Company fixed the LIBOR-based rate on a portion of the JPM Term Loan by entering into interest rate swap transactions. On March 7, 2019, the Company entered into ISDA Master Agreements with various financial institutions to hedge a $100 million portion of the future LIBOR-based rate risk under the JPM Credit Agreement.  Effective March 29, 2019, the Company fixed the LIBOR-based rate at 2.44% per annum on a $100 million portion of the JPM Term Loan until November 30, 2021.  Accordingly, based upon the Company’s credit rating, as of March 31, 2019, the effective interest rate on a $100 million portion of the JPM Term Loan was 3.69% per annum.

Based upon the Company’s credit rating, as of March 31, 2019, the effective interest rate on the unhedged $50 million portion of the JPM Term Loan was 3.75% per annum.  The weighted average interest rate on the unhedged $50 million portion of the JPM Term Loan during the three months ended March 31, 2019 was approximately 3.79% per annum.  The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2018 was approximately 3.33% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the JPM Term Loan financial covenants as of March 31, 2019.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (125 basis points over LIBOR at March 31, 2019) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25 basis points over the base rate at March 31, 2019).

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum until August 26, 2020.  On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024.  Accordingly, based upon the Company’s credit rating, as of March 31, 2019, the effective interest rate on the BMO Term Loan was 3.57% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or the administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of March 31, 2019.

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

As of March 31, 2019, there were borrowings of $40 million outstanding under the BAML Revolver.  The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.20% over LIBOR at March 31, 2019) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at March 31, 2019). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.25% at March 31, 2019).

Based upon the Company’s credit rating, as of March 31, 2019 the interest rate on the BAML Revolver was 3.69% per annum.  The weighted average interest rate on all amounts outstanding on the BAML Revolver during the three months ended March 31, 2019 was approximately 3.69% per annum.  As of December 31, 2018, there were borrowings of $25 million outstanding under the BAML Revolver at an interest rate of 3.63% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.35% over LIBOR at March 31, 2019) or (ii) a margin over the base rate depending on the Company’s credit rating (0.35% over the base rate at March 31, 2019).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement.  On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021.  Accordingly, based upon the Company’s credit rating, as of March 31, 2019, the effective interest rate on the BAML Term Loan was 2.47% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable.  The Company was in compliance with the BAML Credit Facility financial covenants as of March 31, 2019.

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

Equity Securities

As of March 31, 2019, we had an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our debt securities, common stock, preferred stock or depository shares. From time to time, we expect to issue debt securities, common stock, preferred stock or depository shares under our existing automatic shelf registration statements or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage.  As of March 31, 2019, we were committed to fund up to $79.5 million to three Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $72.8 million has been drawn and is outstanding.  We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from refinancing, long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Additional information about our Sponsored REIT Loans outstanding as of March 31, 2019, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-Consolidated Entities, Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties.  For the three months ended March 31, 2019 and 2018, respectively, the rental income exceeded the expenses for each individual property, with the exception of one property located in Houston, Texas and one property located in Minneapolis, Minnesota for each of the three months ended March 31, 2019 and 2018, respectively.

Our property located at 801 Marquette Avenue in Minneapolis, Minnesota (“801 Marquette Avenue”) had approximately 170,000 square feet of rentable space and became vacant in January 2016.  On June 30, 2016, we commenced a redevelopment plan for the property and substantially completed the redevelopment in the second quarter of 2017.  Redevelopment of 801 Marquette Avenue resulted in approximately 129,800 of net rentable square feet for the property.  As of March 31, 2019, we have signed leases for 48,000 square feet, or 37% of rentable square feet at the property including two tenants that now occupy 20,500 square feet, or 15.8% of rentable square feet at the property.  As a result, we had rental income of $84,000 and operating expenses of $286,000 during the three months ended March 31, 2019; and we had no rental income and operating expenses of $37,000 during the three months ended March 31, 2018.

The property located in Houston, Texas has approximately 157,000 square feet of rentable space and became substantially vacant on April 30, 2017 when two tenants vacated 155,000 square feet of space.  The property has signed leases for approximately 103,000 square feet, or 65.5% of the square feet of the property and is moving tenants in.  For the three months ended March 31, 2019, we had rental income of $262,000 and operating expenses of $375,000.  For the three months ended March 31, 2018, we had rental income of $2,000 and operating expenses of $370,000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  As of March 31, 2019 and December 31, 2018, if market rates on our outstanding borrowings under the BAML Revolver and the floating rate portion of the JPM Term Loan increased by 10% at maturity, or approximately 37 and 38 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.3 million and $0.7 million annually, respectively.  Based upon our credit rating, the interest rate on the BAML Revolver as of March 31, 2019 was LIBOR plus 120 basis points, or 3.69% per annum.  Based upon our credit rating, the interest rate on the $50 million portion of the JPM Term Loan that is not subject to interest rate swap transactions as of March 31, 2019 was the LIBOR-based rate plus 125 basis points, or 3.75% per annum. We do not believe that the interest rate risk on the BAML Revolver and the JPM Term Loan is material as of March 31, 2019.

Although the interest rates on the BMO Term Loan, the BAML Term Loan and the JPM Term Loan are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BAML Term Loan, and the LIBOR-based rate on a $100 million portion of the JPM Term Loan, by entering into interest rate swap agreements.  On July 22, 2016, the Company fixed the interest rate for the period beginning on September 27, 2017 and ending on September 27, 2021 on the BAML Term Loan with multiple interest rate swap agreements (the “2017 Interest Rate Swap”).  On August 26, 2013, the Company fixed the interest rate until August 26, 2020 on the BMO Term Loan with an interest rate swap agreement (the “2013 BMO Interest Rate Swap”).  On March 7, 2019, the Company fixed the interest rate for the period beginning on March 29, 2019 and ending on November 30, 2021 for the notional value of $100 million on the JPM Term Loan (the “2019 JPM Interest Rate Swap”).  On February 20, 2019, the Company fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan (the “2019 BMO Interest Rate Swap”).  Accordingly, based upon our credit rating, as of March 31, 2019, the interest rate on the BAML Term Loan was 2.47% per annum, the interest rate on the BMO Term Loan was 3.57% per annum, and the interest rate on $100 million of the JPM Term Loan was 3.69% per annum.  The fair value of these interest rate swaps are affected by changes in market interest rates.  We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the 2017 Interest Rate Swap from September 27, 2017 until September 27, 2021.  We believe that we have mitigated interest rate risk with respect to the BMO Term Loan through the 2013 BMO Interest Rate Swap and the 2019 BMO Interest Rate Swap until January 31, 2024.  We believe that we have mitigated the interest rate risk on a $100 million portion of the  JPM Term Loan until November 30, 2021 with the 2019 JPM Interest Rate Swap.  These interest rate swaps were our only derivative instruments as of March 31, 2019.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BAML Term Loan, BMO Term Loan and a portion of the JPM Term Loan as of March 31, 2019 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$10,469
2013 BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(1,888)
2019 JPM Interest Rate Swap	$100,000	2.44%	Mar-19	Nov-21	$(604)
2019 BMO Interest Rate Swap (1)	$220,000	2.39%	Aug-20	Jan-24	$(4)

(1) The Notional Value will decrease to $165 million on November 30, 2021.

Our BMO Term Loan, BAML Term Loan and JPM Term Loan hedging transactions used derivative instruments that involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in either or both of the contracts. We require our derivatives contracts to be with counterparties that have investment grade ratings.  As a result, we do not anticipate that any counterparty will fail to meet its obligations.  However, there can be no assurance that we will be able to adequately protect against the foregoing risks or that we will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

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

The following table presents,  as of March 31, 2019, our contractual variable rate borrowings under our BAML Revolver, which matures on January 12, 2022, under our JPM Term Loan, which matures on November 30, 2021, under our BAML Term Loan, which matures on January 12, 2023, under our BMO Term Loan, for which tranche A matures on November 30, 2021 and tranche B matures on January 31, 2024, under our Series A Notes, which mature on December 20, 2024, and under our Series B Notes, which mature on December 20, 2027.  Under the BAML Revolver, we have the right to extend the initial maturity date with two additional six month extensions, or until January 12, 2023, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2019	2020	2021	2022	2023	Thereafter
BAML Revolver	$40,000	$—	$—	$—	$40,000	$—	$—
JPM Term Loan	150,000	—	—	150,000	—	—	—
BAML Term Loan	400,000	—	—	—	—	400,000	—
BMO Term Loan Tranche A	55,000	—	—	55,000	—	—	—
BMO Term Loan Tranche B	165,000	—	—	—	—	—	165,000
Series A Notes	116,000	—	—	—	—	—	116,000
Series B Notes	84,000	—	—	—	—	—	84,000
Total	$1,010,000	$—	$—	$205,000	$40,000	$400,000	$365,000

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

As of March 31, 2019, there have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Consolidated Financial Statements.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: April 30, 2019	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: April 30, 2019	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)