Form 10-Q
period 2019-06-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2019-07-30
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019.

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $.0001 par value per share	FSP	NYSE American

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

The number of shares of common stock outstanding as of July 25, 2019 was 107,231,155.

Franklin Street Properties Corp.
Form 10-Q

Quarterly Report
June 30, 2019

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Franklin Street Properties Corp.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share and par value amounts)	2019	2018
Assets:
Real estate assets:
Land	$191,578	$191,578
Buildings and improvements	1,886,294	1,857,935
Fixtures and equipment	10,607	8,839
	2,088,479	2,058,352
Less accumulated depreciation	460,798	432,579
Real estate assets, net	1,627,681	1,625,773
Acquired real estate leases, less accumulated amortization of $70,108 and $101,897, respectively	49,475	59,595
Cash, cash equivalents and restricted cash	13,100	11,177
Tenant rent receivables	6,366	3,938
Straight-line rent receivable	61,438	54,006
Prepaid expenses and other assets	8,052	10,400
Related party mortgage loan receivables	21,530	70,660
Other assets: derivative asset	4,645	14,765
Office computers and furniture, net of accumulated depreciation of $1,428 and $1,512, respectively	154	197
Deferred leasing commissions, net of accumulated amortization of $26,930 and $24,318, respectively	50,901	47,591
Total assets	$1,843,342	$1,898,102

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$—	$25,000
Term loans payable, less unamortized financing costs of $4,995 and $5,722, respectively	765,005	764,278
Series A & Series B Senior Notes, less unamortized financing costs of $1,067 and $1,150, respectively	198,933	198,850
Accounts payable and accrued expenses	54,282	59,183
Accrued compensation	2,191	3,043
Tenant security deposits	9,118	6,319
Lease liability	2,059	—
Other liabilities: derivative liabilities	8,132	—
Acquired unfavorable real estate leases, less accumulated amortization of $5,034 and $6,605, respectively	3,114	3,795
Total liabilities	1,042,834	1,060,468

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 107,231,155 and 107,231,155 shares issued and outstanding, respectively	11	11
Additional paid-in capital	1,356,457	1,356,457
Accumulated other comprehensive income (loss)	(3,487)	14,765
Accumulated distributions in excess of accumulated earnings	(552,473)	(533,599)
Total stockholders’ equity	800,508	837,634
Total liabilities and stockholders’ equity	$1,843,342	$1,898,102

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018

Revenues:
Rental	$65,485	$65,409	$128,844	$131,037
Related party revenue:
Management fees and interest income from loans	1,322	1,276	2,674	2,532
Other	6	9	11	18
Total revenues	66,813	66,694	131,529	133,587
Expenses:
Real estate operating expenses	17,116	16,954	34,842	34,105
Real estate taxes and insurance	12,801	12,292	24,903	23,469
Depreciation and amortization	22,109	23,591	45,354	47,626
General and administrative	3,702	3,082	7,211	6,514
Interest	9,371	9,753	18,739	19,239
Total expenses	65,099	65,672	131,049	130,953

Income before taxes on income and equity in loss of non-consolidated REITs	1,714	1,022	480	2,634
Tax expense on income	81	75	52	157
Equity in loss of non-consolidated REITs	—	(282)	—	(387)

Net income	$1,633	$665	$428	$2,090

Weighted average number of shares outstanding, basic and diluted	107,231	107,231	107,231	107,231

Net income per share, basic and diluted	$0.02	$0.01	$0.00	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Net income	$1,633	$665	$428	$2,090

Comprehensive income:
Unrealized gain (loss) on derivative financial instruments	(11,461)	2,455	(18,252)	9,030

Total comprehensive income (loss)	(11,461)	2,455	(18,252)	9,030

Comprehensive income (loss)	$(9,828)	$3,120	$(17,824)	$11,120

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands, except per share amounts)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2017	107,231	$11	$1,356,457	$12,166	$(497,342)	$871,292
Comprehensive income	—	—	—	6,575	1,425	8,000
Distributions $0.19 per share of common stock	—	—	—	—	(20,374)	(20,374)
Balance, March 31, 2018	107,231	$11	$1,356,457	$18,741	$(516,291)	$858,918
Comprehensive income	—	—	—	2,455	665	3,120
Distributions $0.09 per share of common stock	—	—	—	—	(9,651)	(9,651)
Balance, June 30, 2018	107,231	$11	$1,356,457	$21,196	$(525,277)	$852,387

Balance, December 31, 2018	107,231	$11	$1,356,457	$14,765	$(533,599)	$837,634
Comprehensive loss	—	—	—	(6,791)	(1,205)	(7,996)
Distributions $0.09 per share of common stock	—	—	—	—	(9,651)	(9,651)
Balance, March 31, 2019	107,231	$11	$1,356,457	$7,974	$(544,455)	$819,987
Comprehensive income (loss)	—	—	—	(11,461)	1,633	(9,828)
Distributions $0.09 per share of common stock	—	—	—	—	(9,651)	(9,651)
Balance, June 30, 2019	107,231	$11	$1,356,457	$(3,487)	$(552,473)	$800,508

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$428	$2,090
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	46,791	49,050
Amortization of above and below market leases	(193)	(208)
Equity in loss of non-consolidated REITs	—	387
Decrease in allowance for doubtful accounts and write-off of accounts receivable	(91)	(80)
Changes in operating assets and liabilities:
Tenant rent receivables	(2,337)	(836)
Straight-line rents	(4,829)	299
Lease acquisition costs	(2,603)	(398)
Prepaid expenses and other assets	2,392	325
Accounts payable and accrued expenses	(8,741)	(8,609)
Accrued compensation	(852)	(1,863)
Tenant security deposits	2,799	193
Payment of deferred leasing commissions	(8,114)	(6,641)
Net cash provided by operating activities	24,650	33,709
Cash flows from investing activities:
Property improvements, fixtures and equipment	(28,944)	(24,281)
Distributions in excess of earnings from non-consolidated REITs	—	710
Investment in related party mortgage loan receivable	(2,400)	—
Repayment of related party mortgage loan receivable	51,530	530
Proceeds received from liquidating trust	1,470	—
Net cash provided by (used in) investing activities	21,656	(23,041)
Cash flows from financing activities:
Distributions to stockholders	(19,302)	(30,025)
Borrowings under bank note payable	45,000	30,000
Repayments of bank note payable	(70,000)	(10,000)
Deferred financing costs	(81)	(14)
Net cash used in financing activities	(44,383)	(10,039)
Net increase in cash, cash equivalents and restricted cash	1,923	629
Cash, cash equivalents and restricted cash, beginning of year	11,177	9,819
Cash, cash equivalents and restricted cash, end of period	$13,100	$10,448

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$17,383	$18,001
Taxes	$377	$485
Non-cash investing activities:
Accrued costs for purchases of real estate assets	$11,201	$5,360

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Notes to Consolidated Financial Statements
(Unaudited)

1.  Organization, Properties, Basis of Presentation, Financial Instruments and Recent Accounting Standards

Organization

Franklin Street Properties Corp. (“FSP Corp.” or the “Company”) holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC, FSP Holdings LLC and FSP Protective TRS Corp. FSP Property Management LLC provides asset management and property management services. The Company also has a non-controlling common stock interest in two corporations organized to operate as real estate investment trusts (“REIT”). Collectively, the two REITs are referred to as the “Sponsored REITs”.

As of June 30, 2019, the Company owned and operated a portfolio of real estate consisting of 32 operating properties, three redevelopment properties and two managed Sponsored REITs and held two promissory notes secured by mortgages on real estate owned by Sponsored REITs, including one mortgage loan and one revolving line of credit. From time-to-time, the Company may acquire real estate or make additional secured loans. The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s number of operating properties and rentable square feet of real estate. As of June 30, 2019 and June 30, 2018, the Company had three redevelopment properties and one redevelopment property, respectively, which are excluded from the table.

	As of June 30,
	2019	2018
Operating Properties:
Number of properties	32	34
Rentable square feet	9,498,858	9,760,699

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other period.

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

	June 30,	June 30,
(in thousands)	2019	2018
Cash and cash equivalents	$13,100	$10,448
Restricted cash	—	—
Total cash, cash equivalents and restricted cash	$13,100	$10,448

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

2.  Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At June 30, 2019 and December 31, 2018, the Company held a common stock interest in two and three Sponsored REITs, respectively. The Company previously held a non-controlling preferred stock investment in two Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), which were liquidated during the three months ended September 30, 2018.

In December 2007, the Company purchased 965.75 preferred shares or 43.7% of the outstanding preferred shares of one of its Sponsored REITs, East Wacker. On September 24, 2018, the property owned by East Wacker was sold and, thereafter, East Wacker declared and issued a liquidating distribution for its preferred shareholders, from which the Company was entitled to $70 million. On September 27, 2018, the Company received $69 million in an initial cash distribution, and on April 3, 2019, the Company received a $1 million distribution. As a result of the sale, the Company recognized a gain on liquidation of $7.1 million.

In May 2009, the Company purchased 175.5 preferred shares or 27.0% of the outstanding preferred shares of one of its Sponsored REITs, Grand Boulevard. On July 19, 2018, the property owned by Grand Boulevard was sold and, thereafter, Grand Boulevard declared and issued a liquidating distribution for its preferred shareholders, from which the Company was entitled to $6.2 million. On August 17, 2018, the Company received $5.9 million in an initial cash distribution. As a result of the sale, the Company recognized a loss on liquidation of $0.1 million. As of June 30, 2019, the Company held a beneficial interest in the Grand Boulevard liquidating trust in the amount of $0.1 million, which is included in other assets in the accompanying consolidated balance sheet.

Equity in income (loss) of investments in non-consolidated REITs is derived from the Company’s share of income or loss in the operations of those entities and includes gain or loss on liquidation. The Company exercised influence over, but did not control these entities, and investments are accounted for using the equity method.

Equity in income (loss) of investments in non-consolidated REITs:

The following table includes equity in loss of investments in non-consolidated REITs:

	Six Months Ended June 30,
(in thousands)	2019	2018

Equity in loss of East Wacker	$—	$26
Equity in loss of Grand Boulevard	—	52
Impairment charge	—	309
Total	$—	$387

The Company received distributions of $710,000 from non-consolidated REITs during the six months ended June 30, 2018.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice. Asset management fee income from non-consolidated entities amounted to approximately $118,000 and $271,000 for the six months ended June 30, 2019 and 2018, respectively.

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

The Company anticipates that each Sponsored REIT Loan will be repaid at maturity or earlier from refinancing, long term financings of the underlying properties, cash flows from the underlying properties or some other capital event. Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately one to three years. The mortgage loan bears interest at a fixed rate and advances under the secured revolving line of credit bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and also require a 50 basis point draw fee.

The following is a summary of the Sponsored REIT Loans outstanding as of June 30, 2019:

			Maximum	Amount				Interest
(dollars in thousands, except footnotes)		Maturity	Amount	Drawn at		Interest	Draw	Rate at
Sponsored REIT	Location	Date	of Loan	30-Jun-19		Rate (1)	Fee (2)	30-Jun-19

Secured revolving line of credit
FSP Satellite Place Corp.	Duluth, GA	31-Dec-19	$5,500	$530	L+	4.4%	0.5%	6.83%

Mortgage loan secured by property
FSP Monument Circle LLC (3)	Indianapolis, IN	6-Dec-20	21,000	21,000		7.19%	n/a	7.19%

			$26,500	$21,530

(1)	The interest rate is 30-day LIBOR rate plus the additional rate indicated, otherwise a fixed rate.
(2)	The draw fee is a percentage of each new advance, and is paid at the time of each new draw.
(3)	This mortgage loan includes an origination fee of $164,000 and an exit fee of $38,000 when repaid by the borrower.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $2,553,000 and $2,262,000 for the six months ended June 30, 2019 and 2018, respectively.

Non-consolidated REITs:

The balance sheet data below for 2019 and 2018 includes the two Sponsored REITs the Company held an interest in as of June 30, 2019 and three Sponsored REITs the Company held an interest in as of December 31, 2018. The operating data below for 2019 and 2018 include the operations of the three and six Sponsored REITs in which the Company held an interest in during the six months ended June 30, 2019 and 2018, respectively.

Summarized financial information for these Sponsored REITs is as follows:

	June 30,	December 31,
(in thousands)	2019	2018

Balance Sheet Data (unaudited):
Real estate, net	$44,781	$97,034
Other assets	9,850	18,532
Total liabilities	(22,775)	(75,382)
Shareholders’ equity	$31,856	$40,184

	For the Six Months Ended
	June 30,
(in thousands)	2019	2018

Operating Data (unaudited):
Rental revenues	$7,152	$25,755
Other revenues	—	1
Operating and maintenance expenses	(3,561)	(13,175)
Depreciation and amortization	(2,664)	(8,606)
Interest expense	(2,538)	(4,030)
Gain (loss) on sale	—	9,393
Net income (loss)	$(1,611)	$9,338

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

The JPM Term Loan bears interest at either (i) a number of basis points over a LIBOR-based rate depending on the Company’s credit rating (125.0 basis points over the LIBOR-based rate at June 30, 2019) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25.0 basis points over the base rate at June 30, 2019).

Although the interest rate on the JPM Term Loan is variable under the JPM Credit Agreement, the Company fixed the LIBOR-based rate on a portion of the JPM Term Loan by entering into interest rate swap transactions. On March 7, 2019, the Company entered into ISDA Master Agreements with various financial institutions to hedge a $100 million portion of the future LIBOR-based rate risk under the JPM Credit Agreement. Effective March 29, 2019, the Company fixed the LIBOR-based rate at 2.44% per annum on a $100 million portion of the JPM Term Loan until November 30, 2021. Accordingly, based upon the Company’s credit rating, as of June 30, 2019, the effective interest rate on a $100 million portion of the JPM Term Loan was 3.69% per annum.

Based upon the Company’s credit rating, as of June 30, 2019, the effective interest rate on the unhedged $50 million portion of the JPM Term Loan was 3.69% per annum. The weighted average interest rate on the unhedged $50 million portion of the JPM Term Loan during the six months ended June 30, 2019 was approximately 3.77% per annum. The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2018 was approximately 3.33% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the JPM Term Loan financial covenants as of June 30, 2019.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (125 basis points over LIBOR at June 30, 2019) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25 basis points over the base rate at June 30, 2019).

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum until August 26, 2020. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of June 30, 2019, the effective interest rate on the BMO Term Loan was 3.57% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or the administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of June 30, 2019.

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

BAML Revolver Highlights

●	The BAML Revolver is for borrowings, at the Company's election, of up to $600 million. Borrowings made pursuant to the BAML Revolver may be revolving loans, swing line loans or letters of credit, the combined sum of which may not exceed $600 million outstanding at any time.
●	Borrowings made pursuant to the BAML Revolver may be borrowed, repaid and reborrowed from time to time until the maturity date of January 12, 2022. The Company has the right to extend the maturity date of the BAML Revolver by two additional 6 month periods, or until January 12, 2023, upon payment of a fee and satisfaction of certain customary conditions.
●	The BAML Credit Facility includes an accordion feature that allows for an aggregate amount of up to $500 million of additional borrowing capacity applicable to the BAML Revolver and/or the BAML Term Loan, subject to receipt of lender commitments and satisfaction of certain customary conditions.

As of June 30, 2019, there were no borrowings outstanding under the BAML Revolver. The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.20% over LIBOR at June 30, 2019) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at June 30, 2019). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.25% at June 30, 2019).

Based upon the Company’s credit rating, as of June 30, 2019, the interest rate on the BAML Revolver was 3.60% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the six months ended June 30, 2019 was approximately 3.68% per annum. As of December 31, 2018, there were borrowings of $25 million outstanding under the BAML Revolver at an interest rate of 3.63% per annum.

BAML Term Loan Highlights

●	The BAML Term Loan is for $400 million.
●	The BAML Term Loan matures on January 12, 2023.
●	The BAML Credit Facility includes an accordion feature that allows for an aggregate amount of up to $500 million of additional borrowing capacity to the BAML Revolver and/or the BAML Term Loan, subject to receipt of lender commitments and satisfaction of certain customary conditions.
●	On September 27, 2012, the Company drew down the entire $400 million under the BAML Term Loan and such amount remains fully advanced and outstanding under the BAML Term Loan.

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.35% over LIBOR at June 30, 2019) or (ii) a margin over the base rate depending on the Company’s credit rating (0.35% over the base rate at June 30, 2019).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021. Accordingly, based upon the Company’s credit rating, as of June 30, 2019, the effective interest rate on the BAML Term Loan was 2.47% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BAML Credit Facility financial covenants as of June 30, 2019.

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

The following table summarizes the notional and fair value of our derivative financial instruments at June 30, 2019. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$4,645
2013 BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(1,292)
2019 JPM Interest Rate Swap	$100,000	2.44%	Mar-19	Nov-21	$(1,837)
2019 BMO Interest Rate Swap (1)	$220,000	2.39%	Aug-20	Jan-24	$(5,003)

(1) The Notional Value will decrease to $165 million on November 30, 2021.

On June 30, 2019, the 2017 Interest Rate Swap was reported as an asset at its fair value of approximately $4.6 million, which is included in other assets: derivative asset on the consolidated balance sheet at June 30, 2019. The 2013 BMO Interest Rate Swap, 2019 JPM Interest Rate Swap and 2019 BMO Interest Rate Swap were reported as a liabilities in the aggregate fair value of approximately $8.1 million and are included in other liabilities: derivative liabilities in the consolidated balance sheet at June 30, 2019. Offsetting adjustments are reported as unrealized gains or losses on derivative financial instruments in accumulated other comprehensive income or loss of $18.3 million. During the six months ended June 30, 2019, $2.9 million was reclassified out of other comprehensive income (“OCI”) and into interest expense.

The gain/(loss) on the Company’s Interest Rate Swaps that was recorded in OCI and the accompanying consolidated statements of income as a component of interest expense for the six months ended June 30, 2019 and 2018, respectively, was as follows:

(in thousands)	Six Months Ended June 30,
Interest Rate Swaps in Cash Flow Hedging Relatioships:	2019	2018

Amounts of gain (loss) recognized in OCI	$(15,322)	$9,708
Amounts of previously recorded gain/(loss) reclassified from OCI into Interest Expense	$(2,930)	$(678)

Total amount of Interest Expense presented in the consolidated statements of income	$18,739	$19,239

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $0.9 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

The Company is hedging the exposure to variability in anticipated future interest payments on existing debt.

The BMO Term Loan, BAML Term Loan and JPM Term Loan hedging transactions used derivative instruments that involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in either or both of the contracts. We require our derivatives contracts to be with counterparties that have investment grade ratings. As a result, we do not anticipate that any counterparty will fail to meet its obligations. However, there can be no assurance that we will be able to adequately protect against the foregoing risks or that we will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

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

5.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at each of June 30, 2019 and 2018.

6.  Stockholders’ Equity

As of June 30, 2019, the Company had 107,231,155 shares of common stock outstanding. The Company declared and paid dividends as follows (in thousands, except per share amounts):

	Dividends Per	Total
Quarter Paid	Share	Dividends

First quarter of 2019	$0.09	$9,651
Second quarter of 2019	$0.09	$9,651

First quarter of 2018	$0.19	$20,374
Second quarter of 2018	$0.09	$9,651

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

The Company is subject to a business tax known as the Revised Texas Franchise Tax. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax. The Company recorded a provision for the Revised Texas Franchise Tax of $164,000 and $134,000 for the six months ended June 30, 2019 and 2018, respectively.

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured. The Tax Cuts and Jobs Act of 2017 is not expected to have an impact on the Company’s ability to use NOLs or the valuation allowance. The gross amount of NOLs available to the Company was $13,041,000 as of each of June 30, 2019 and December 31, 2018.

Income Tax Expense

The income tax expense reflected in the consolidated statements of income relates primarily to a franchise tax on our Texas properties. FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties, and the tax expenses associated with these activities and a refund receivable of $0.1 million recorded during the six months ended June 30, 2019 are reported as Other Taxes in the table below:

	For the Six Months Ended June 30,
(Dollars in thousands)	2019	2018

Revised Texas Franchise Tax	$164	$134
Other Taxes	(112)	23
Tax expense (benefit)	$52	$157

Taxes on income are a current tax expense. No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

8.  Leases

Leases as a Lessee:

The Company entered into a noncancelable contract with a third party to obtain office space that commenced on September 1, 2010. The contract was amended on October 25, 2016 to extend the contract through September 30, 2024. The Company adopted ASU 2016-02 on January 1, 2019 and applied the package of practical expedients that allows an entity to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. As of June 30, 2019, the Company’s right-to-use asset was $1,975,000, which is included in prepaid and other assets on the consolidated balance sheet as of June 30, 2019.

The Company has an option to extend the terms of its office space lease with one 5-year extension. As of June 30, 2019, the exercise of the extension option was not reasonably certain. Therefore, the extension option is not recognized as part of the Company’s right-of-use asset and lease liability.

A discount rate equal to the Company’s incremental borrowing rate applied to the future monthly contractual lease payments remaining as of June 30, 2019 to compute the lease liability. The incremental borrowing rate is the rate equal to the closest borrowing under the BAML Revolver at the time of the Company’s adoption of ASU 2016-02.

The Company has elected to apply the practical expedient to not separate non-lease components from the related lease component of its real estate lease, therefore the accounting for the lease remains largely unchanged from the previous standard.

Lease Costs	For the
Six Months Ended
(in thousands)	June 30, 2019
Operating lease cost	$209
$209

Other information
Cash paid for amounts included in the measurement of lease liabilities	$205
Weighted average remaining lease terms in years - operating leases	5.25
Weighted average discount rate - operating leases	3.86%

Maturity analysis for liabilities	Total
Undiscounted
(in thousands)	Cash Flows
Discount rate at commencement	3.86%
Remainder of 2019	$207
2020	421
2021	429
2022	438
2023	447
2024 and thereafter	340
$2,282

Present value lease liability	$2,059

Difference between undiscounted cash flows and discounted cash flows	$223

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

For the six months ended June 30, 2019, the Company recognized the following amounts of income relating to lease payments:

Income relating to lease payments:	For the
Six Months Ended
(in thousands)	June 30, 2019
Income from leases (1)	$123,821
$123,821

Undiscounted Cash Flows	Year ending
(in thousands)	December 31,
Remainder of 2019	$85,662
2020	170,226
2021	159,589
2022	133,796
2023	117,753
2024 and thereafter	376,076
$1,043,102

(1) Amount from variable lease payments $32,085

9.  Subsequent Events

On July 5, 2019, the Board of Directors of the Company declared a cash distribution of $0.09 per share of common stock payable on August 8, 2019 to stockholders of record on July 19, 2019.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States, changes in interest rates as a result of economic market conditions or a downgrade in our credit rating, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, uncertainties relating to fiscal policy, changes in government regulations and regulatory uncertainty, changes in energy prices, uncertainties relating to the impact of the enactment of the Tax Cuts and Jobs Act of 2017, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1A. “Risk Factors” below. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

As of June 30, 2019, approximately 7.7 million square feet, or approximately 78% of our total owned portfolio, was located in Atlanta, Dallas, Denver, Houston and Minneapolis. From time-to-time we may dispose of our smaller, suburban office assets and replace them with larger infill and central business district office assets. As we execute this strategy, short term operating results could be adversely impacted. However, we believe that the transformed portfolio has the potential to provide higher profit and asset value growth over a longer period of time.

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

Recent Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (“ASU 2016-02”), in July 2018; the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”); and in December 2018, the FASB issued ASU No. 2018-20 Leases (Topic 842), Narrow-Scope Improvements for Lessors. ASU 2016-02 requires lessees to establish a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term on their balance sheets. Lessees will continue to recognize lease expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. This new standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter with early adoption permitted. The Company adopted these standards on January 1, 2019 and applied the package of practical expedients that allows an entity to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Additionally, our leases met the criteria in ASU 2018-11 to not separate non-lease components from the related lease component, therefore the accounting for these leases remained largely unchanged from the previous standard. We applied the optional transition method in ASU 2018-11, which allows entities to initially apply the new lease standard at the adoption date. The Company recorded a right-to-use asset and a lease liability of $2.2 million upon adoption of this standard.

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

Real Estate Operations

Leasing

As of June 30, 2019, our real estate portfolio was comprised of 32 operating properties, which we refer to as our operating properties, and 3 redevelopment properties that are in the process of being redeveloped, or are completed but not yet stabilized, which we refer to as our redevelopment properties. We collectively refer to our operating and our redevelopment properties as our owned portfolio. Our 32 operating properties were approximately 88.1% leased as of June 30, 2019, a decrease from 89.0% as of December 31, 2018. The 0.9% decrease in leased space was a result of the impact of lease expirations and terminations, which exceeded new leasing completed during the six months ended June 30, 2019. As of June 30, 2019, we had approximately 1,133,000 square feet of vacancy in our operating properties compared to approximately 1,046,000 square feet of vacancy at December 31, 2018. During the six months ended June 30, 2019, we leased approximately 835,000 square feet of office space, of which approximately 617,000 square feet were with existing tenants, at a weighted average term of 7.6 years. On average, tenant improvements for such leases were $26.69 per square foot, lease commissions were $11.18 per square foot and rent concessions were approximately three months of free rent. Average GAAP base rents under such leases were $31.46 per square foot, or 13.6% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2018.

As of June 30, 2019, our three redevelopment properties included an approximately 130,000 square foot redevelopment property known as 801 Marquette in Minneapolis, Minnesota, an approximately 213,000 square foot property known as Blue Lagoon in Miami, Florida and an approximately 62,000 square foot property known as Forest Park in Charlotte, North Carolina. Given the length of the redevelopment and lease-up process, these properties are not placed in service until, in some cases, years after we commence the project.

The redevelopment at 801 Marquette was substantially completed at the end of the second quarter of 2017 and is in the process of being leased up; however, it is not stabilized. As of June 30, 2019, we had leases signed and tenant’s occupying approximately 37.0% of the rentable square feet of the property. We expect to incur redevelopment and lease-up costs of $27.7 million, of which we had incurred approximately $22.0 million as of June 30, 2019.

The redevelopment of Blue Lagoon commenced in December 2018 following the maturity of a lease with a tenant that occupied 100% of the property. We expect to incur restoration, redevelopment and lease-up costs of $28.1 million, which include work on the roof of the building, costs to make the space suitable for multiple tenants and to increase parking at the property. As of June 30, 2019, we had incurred approximately $3.7 million in total redevelopment costs. We anticipate completing the redevelopment by the end of 2019.

The redevelopment of Forest Park commenced in January 2019 following the maturity of a lease with a tenant that occupied 100% of the property through December 31, 2018. We expect to incur redevelopment and lease-up costs of $3.8 million, which include interior work to make the space suitable for multiple tenants. As of June 30, 2019, we had incurred approximately $0.5 million in total redevelopment costs. We anticipate completing the redevelopment by the end of the third quarter of 2019.

As of June 30, 2019, leases for approximately 3.4% and 8.1% of the square footage in our owned portfolio are scheduled to expire during 2019 and 2020, respectively. As the third quarter of 2019 begins, we believe that our operating properties are well stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants. We believe that most of our largest property markets are now experiencing generally steady or improving rental conditions. We are seeing increased potential leasing activity in the energy influenced markets of Houston and Denver compared to the last several years. We anticipate positive leasing activity within our operating properties during the remainder of 2019 and throughout 2020.

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

Real Estate Acquisition and Investment Activity

During 2019:

●	during the six months ended June 30, 2019, we received approximately $0.5 million in cash from FSP Satellite Place Corp., as partial prepayment of a Sponsored REIT Loan and we received approximately $51 million as full repayment of a Sponsored REIT Loan with FSP Energy Tower I Corp.; and
●	we have continued to actively explore additional potential real estate investment opportunities and anticipate further real estate investments in the future.

During 2018:

●	we received approximately $1.1 million in cash from FSP Satellite Place Corp., as partial prepayment of a Sponsored REIT Loan;
●	on July 19, 2018, an office property owned by a Sponsored REIT, Grand Boulevard, was sold to a third party. The Company held an equity investment in Grand Boulevard and received a liquidating distribution of its investment of $6.2 million on July 20, 2018. The Company received an initial cash distribution of $5.9 million from the liquidating trust of Grand Boulevard on August 17, 2018, and anticipates receiving additional liquidating distributions of approximately $0.3 million in the aggregate as the trust is liquidated;
●	on September 24, 2018, an office property owned by a Sponsored REIT, East Wacker, was sold to a third party. The Company held an equity investment in East Wacker and received a liquidating distribution of its investment of $70.0 million on September 25, 2018. The Company received an initial cash distribution of $69.0 million from the liquidating trust of East Wacker on September 27, 2018, and anticipates receiving additional liquidating distributions of approximately $1.0 million in the aggregate as the trust is liquidated; and
●	we have continued to actively explore additional potential real estate investment opportunities and anticipate further real estate investments in the future.

Results of Operations

The following table shows financial results for the three months ended June 30, 2019 and 2018:

	Three months ended June 30,
(in thousands)	2019	2018	Change
Revenues:
Rental	$65,485	$65,409	$76
Related party revenue:
Management fees and interest income from loans	1,322	1,276	46
Other	6	9	(3)
Total revenues	66,813	66,694	119
Expenses:
Real estate operating expenses	17,116	16,954	162
Real estate taxes and insurance	12,801	12,292	509
Depreciation and amortization	22,109	23,591	(1,482)
General and administrative	3,702	3,082	620
Interest	9,371	9,753	(382)
Total expenses	65,099	65,672	(573)

Income before taxes on income and equity in loss of non-consolidated REITs	1,714	1,022	692
Tax expense on income	81	75	6
Equity in loss of non-consolidated REITs	—	(282)	282

Net income	$1,633	$665	$968

Comparison of the three months ended June 30, 2019 to the three months ended June 30, 2018:

Revenues

Total revenues increased by $0.1 million to $66.8 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase was primarily a result of:

●	An increase in rental revenue of approximately $0.1 million arising primarily from rental income earned from leases commencing in 2019 and 2018, which was partially offset by the loss of rental income from leases that expired in 2019 and 2018, and an increase in interest income from Sponsored REIT loans primarily due to higher interest rates in 2019 compared to 2018. Our leased space in our operating properties was 88.1% at June 30, 2019 and 89.0% at June 30, 2018.

Expenses

Total expenses decreased by $0.6 million to $65.1 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The decrease was primarily a result of:

●	A decrease in depreciation and amortization of approximately $1.5 million.
●	A decrease in interest expense of approximately $0.4 million. The decrease was primarily attributable to lower debt outstanding, which was partially offset by higher interest rates during the three months ended June 30, 2019 compared to the same period in 2018.

These decreases were partially offset by:

●	An increase in real estate operating expenses and real estate taxes and insurance of approximately $0.7 million.

●	An increase in general and administrative expenses of $0.6 million, which was primarily attributable to personnel related expenses and lease acquisition costs.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which increased $17,000, and federal and other income taxes, which decreased by $11,000, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Equity in income (loss) of non-consolidated REITs

Equity in loss from non-consolidated REITs was $0.3 million for the three months ended June 30, 2018. Our investments in non-consolidated REITs were liquidated during 2018. The equity in income (loss) during the year ended December 31, 2018 consisted of equity in income from our preferred stock investment in East Wacker of $7.2 million, which sold its property on September 24, 2018, and was partially offset by equity in loss from our preferred stock investment in Grand Boulevard of $0.1 million, which sold its property on July 19, 2018. In addition, during the three months ended June 30, 2018, we recognized an impairment charge of $0.3 million, which represented the other-than-temporary decline in the fair value below the carrying value of the Company’s investments in non-consolidated REITs.

Net income

Net income for the three months ended June 30, 2019 was $1.6 million compared to net income of $0.7 million for the three months ended June 30, 2018, for the reasons described above.

The following table shows financial results for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
(in thousands)	2019	2018	Change
Revenues:
Rental	$128,844	$131,037	$(2,193)
Related party revenue:
Management fees and interest income from loans	2,674	2,532	142
Other	11	18	(7)
Total revenues	131,529	133,587	(2,058)
Expenses:
Real estate operating expenses	34,842	34,105	737
Real estate taxes and insurance	24,903	23,469	1,434
Depreciation and amortization	45,354	47,626	(2,272)
General and administrative	7,211	6,514	697
Interest	18,739	19,239	(500)
Total expenses	131,049	130,953	96

Income before taxes on income and equity in loss of non-consolidated REITs	480	2,634	(2,154)
Tax expense on income	52	157	(105)
Equity in loss of non-consolidated REITs	—	(387)	387

Net income	$428	$2,090	$(1,662)

Comparison of the six months ended June 30, 2019 to the six months ended June 30, 2018:

Revenues

Total revenues decreased by $2.1 million to $131.5 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $2.2 million arising primarily from the loss of rental income from leases that expired in 2019 and 2018. The decrease was partially offset by rental income earned from leases commencing in 2019 and 2018. Our leased space in our operating properties was 88.1% at June 30, 2019 and 89.0% at June 30, 2018.

This decrease was partially offset by:

●	An increase in interest income from loans of approximately $0.1 million, primarily from higher interest rates in 2019 compared to 2018.

Expenses

Total expenses increased by $0.1 million to $131.0 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase was primarily a result of:

●	An increase in real estate operating expenses and real estate taxes and insurance of approximately $2.2 million.
●	An increase in general and administrative expenses of $0.7 million, which was primarily attributable to personnel related expenses and lease acquisition costs.

This increase was partially offset by:

●	A decrease in depreciation and amortization of approximately $2.3 million.
●	A decrease in interest expense of approximately $0.5 million. The decrease was primarily attributable to lower debt outstanding, which was partially offset by higher interest rates during the six months ended June 30, 2019 compared to the same period in 2018.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which increased $30,000, and federal and other income taxes, which decreased by $135,000, during the six months ended June 30,2019 compared to the six months ended June 30,2018, primarily as a result of a refund arising due to the provisions of the Tax Cuts and Jobs Act of 2017.

Equity in income (loss) of non-consolidated REITs

Equity in loss from non-consolidated REITs was $0.4 million for the six months ended June 30, 2018. Our investments in non-consolidated REITs were liquidated during 2018. The equity in income (loss) during the year ended December 31, 2018 consisted of equity in income from our preferred stock investment in East Wacker of $7.2 million, which sold its property on September 24, 2018, and was partially offset by equity in loss from our preferred stock investment in Grand Boulevard of $0.1 million, which sold its property on July 19, 2018. In addition, during the three months ended June 30, 2018, we recognized an impairment charge of $0.3 million, which represented the other-than-temporary decline in the fair value below the carrying value of the Company’s investments in non-consolidated REITs.

Net income

Net income for the six months ended June 30, 2019 was $0.4 million compared to net income of $2.1 million for the six months ended June 30, 2018, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands):	2019	2018	2019	2018
Net income	$1,633	$665	$428	$2,090
Equity in loss of non-consolidated REITs	—	282	—	387
FFO from non-consolidated REITs	—	978	—	1,862
Depreciation and amortization	22,028	23,468	45,161	47,418
NAREIT FFO	23,661	25,393	45,589	51,757
Lease Acquisition costs	108	—	290	—

Funds From Operations	$23,769	$25,393	$45,879	$51,757

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

Net Operating Income (NOI)*

	Rentable
	Square			Six Months			Six Months
	Feet	Three Months Ended		Ended	Three Months Ended		Ended	Inc	%
(in thousands)	or RSF	31-Mar-19	30-Jun-19	30-Jun-19	31-Mar-18	30-Jun-18	30-Jun-18	(Dec)	Change
Region
East	945	$3,185	$3,301	$6,486	$3,802	$3,990	$7,792	$(1,306)	(16.8)%
MidWest	1,553	5,163	5,174	10,337	6,257	4,955	11,212	(875)	(7.8)%
South	4,382	14,272	15,196	29,468	14,449	14,246	28,695	773	2.7%
West	2,619	10,559	11,240	21,799	10,958	11,061	22,019	(220)	(1.0)%
Property NOI* from Operating Properties	9,499	33,179	34,911	68,090	35,466	34,252	69,718	(1,628)	(2.3)%
Dispositions and Redevelopment Properties	405	(205)	(215)	(420)	1,250	1,072	2,322	(2,742)	(3.8)%
Property NOI*	9,904	$32,974	$34,696	$67,670	$36,716	$35,324	$72,040	$(4,370)	(6.1)%

Same Store		$33,179	$34,911	$68,090	$35,466	$34,252	$69,718	$(1,628)	(2.3)%

Less Nonrecurring
Items in NOI* (a)		35	706	741	761	1,141	1,902	(1,161)	1.6%

Comparative
Same Store		$33,144	$34,205	$67,349	$34,705	$33,111	$67,816	$(467)	(0.7)%

				Six Months			Six Months
		Three Months Ended		Ended	Three Months Ended		Ended
Reconciliation to Net Income (Loss)		31-Mar-19	30-Jun-19	30-Jun-19	31-Mar-18	30-Jun-18	30-Jun-18
Net income (loss)		$(1,205)	$1,633	$428	$1,425	$665	$2,090
Add (deduct):
Gain (loss) on sale of properties and properties held for sale		—	—	—	—	—	—
Hedge ineffectiveness		—	—	—	—	—	—
Management fee income		(677)	(645)	(1,322)	(746)	(746)	(1,492)
Depreciation and amortization		23,245	22,109	45,354	24,035	23,591	47,626
Amortization of above/below market leases		(112)	(81)	(193)	(85)	(123)	(208)
General and administrative		3,509	3,703	7,212	3,432	3,082	6,514
Interest expense		9,368	9,371	18,739	9,486	9,753	19,239
Interest income		(1,294)	(1,259)	(2,553)	(1,120)	(1,141)	(2,261)
Equity in (income) loss of non-consolidated REITs		—	—	—	105	282	387
Non-property specific items, net		140	(135)	5	184	(39)	145

Property NOI*		$32,974	$34,696	$67,670	$36,716	$35,324	$72,040
(a)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the six months ended June 30, 2019 for our properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in non-consolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	June 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2019 (a)	Square Feet (b)

Meadow Point	Chantilly	VA	1999	138,537	138,537	100.0%	$25.67
Innsbrook	Glen Allen	VA	1999	298,456	170,956	57.3%	18.97
Loudoun Tech Center	Dulles	VA	1999	136,658	132,299	96.8%	18.69
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	30.55
Emperor Boulevard	Durham	NC	2009	259,531	259,530	100.0%	34.15
East total				944,651	812,791	86.0%	26.50
Northwest Point	Elk Grove Village	IL	1999	177,095	177,095	100.0%	32.16
909 Davis Street	Evanston	IL	2002	195,098	174,983	89.7%	35.98
River Crossing	Indianapolis	IN	1998	205,059	193,227	94.2%	23.60
Timberlake	Chesterfield	MO	1999	234,496	231,096	98.6%	27.22
Timberlake East	Chesterfield	MO	2000	117,036	117,036	100.0%	26.36
121 South 8th Street	Minneapolis	MN	1974	297,209	239,194	80.5%	23.38
Plaza Seven	Minneapolis	MN	1987	326,757	285,814	87.5%	35.26
Midwest total				1,552,750	1,418,445	91.4%	29.33
One Overton Park	Atlanta	GA	2002	387,267	303,501	78.4%	22.34
Park Ten	Houston	TX	1999	157,460	142,863	90.7%	28.95
Addison Circle	Addison	TX	1999	289,302	212,261	73.4%	31.06
Collins Crossing	Richardson	TX	1999	300,887	299,172	99.4%	25.77
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	30.60
Park Ten Phase II	Houston	TX	2006	156,746	72,009	45.9%	26.63
Liberty Plaza	Addison	TX	1985	216,834	158,983	73.3%	22.76
Legacy Tennyson Center	Plano	TX	1999/2008	202,049	179,925	89.1%	23.12
One Legacy Circle	Plano	TX	2008	214,110	214,110	100.0%	38.34

The information presented below provides the weighted average GAAP rent per square foot for the six months ended June 30, 2019 for our properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in non-consolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	June 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2019 (a)	Square Feet (b)

One Ravinia Drive	Atlanta	GA	1985	386,602	341,447	88.3%	$23.87
Two Ravinia Drive	Atlanta	GA	1987	411,047	301,873	73.4%	26.94
Westchase I & II	Houston	TX	1983/2008	629,025	503,032	80.0%	30.49
Pershing Park Plaza	Atlanta	GA	1989	160,145	156,013	97.4%	36.49
999 Peachtree	Atlanta	GA	1987	621,946	526,850	84.7%	31.18
South Total				4,381,819	3,660,438	83.5%	28.54
380 Interlocken	Broomfield	CO	2000	240,359	218,702	91.0%	30.34
1999 Broadway	Denver	CO	1986	677,378	500,786	73.9%	32.73
1001 17th Street	Denver	CO	1977/2006	655,420	634,380	96.8%	36.21
600 17th Street	Denver	CO	1982	608,733	520,345	85.5%	33.19
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	26.14
390 Interlocken	Broomfield	CO	2002	241,512	237,141	98.2%	32.42
West Total				2,619,638	2,307,590	88.1%	32.97

Total Operating Properties				9,498,858	8,199,264	86.3%	29.72

Redevelopment Properties (c)
Forest Park	Charlotte	NC	1999	62,212	—	—%	—
Blue Lagoon Drive	Miami	FL	2002	212,619	—	—%	—
801 Marquette Ave	Minneapolis	MN	1923/2017	129,821	25,081	19.3%	17.03
Total Redevelopment Properties				404,652	25,081	6.2%	17.03

Grand Total				9,903,510	8,224,345	83.0%	$29.68

(a)	Based on weighted occupied square feet for the six months ended June 30, 2019, including month-to-month tenants, divided by the Property’s net rentable square footage.
(b)Represents annualized GAAP rental revenue for the six months ended June 30, 2019, per weighted occupied square foot.
(c)Redevelopment Properties include properties in the process of being redeveloped, or are completed but not yet stabilized.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $13.1 million and $11.2 million at June 30, 2019 and December 31, 2018, respectively. The increase of $1.9 million is attributable to $24.7 million provided by operating activities, plus $21.6 million provided by investing activities less $44.4 million used in financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real estate properties.

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2019 of $24.7 million is primarily attributable to net income of $0.4 million plus the add-back of $41.7 million of non-cash expenses and an increase in prepaid and other assets of $2.4 million and an increase in tenant security deposits of $2.8 million. These amounts were partially offset by a decrease to accounts payable and accrued expenses and accrued compensation of $9.6 million, an increase in payments of deferred leasing commissions of $8.1 million, an increase in lease acquisition costs of $2.6 million and a decrease tenant rent recivables of $2.3 million.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2019 of $21.6 million is primarily attributable to the repayment of two Sponsored REIT Loans in the aggregate of $51.5 million and proceeds received from a liquidating trust of $1.4 million. These sources were partially offset by purchases of other real estate assets and office equipment investments of approximately $28.9 million and an investment in related party mortgage loan receivable of $2.4 million.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2019 of $44.4 million is primarily attributable to net repayments on the BAML Revolver (as defined below) of $25 million, distributions paid to stockholders of $19.3 million and deferred financing costs incurred of $0.1 million.

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

The JPM Term Loan bears interest at either (i) a number of basis points over a LIBOR-based rate depending on the Company’s credit rating (125.0 basis points over the LIBOR-based rate at June 30, 2019) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25.0 basis points over the base rate at June 30, 2019).

Although the interest rate on the JPM Term Loan is variable under the JPM Credit Agreement, the Company fixed the LIBOR-based rate on a portion of the JPM Term Loan by entering into interest rate swap transactions. On March 7, 2019, the Company entered into ISDA Master Agreements with various financial institutions to hedge a $100 million portion of the future LIBOR-based rate risk under the JPM Credit Agreement. Effective March 29, 2019, the Company fixed the LIBOR-based rate at 2.44% per annum on a $100 million portion of the JPM Term Loan until November 30, 2021. Accordingly, based upon the Company’s credit rating, as of June 30, 2019, the effective interest rate on a $100 million portion of the JPM Term Loan was 3.69% per annum.

Based upon the Company’s credit rating, as of June 30, 2019, the effective interest rate on the unhedged $50 million portion of the JPM Term Loan was 3.69% per annum. The weighted average interest rate on the unhedged $50 million portion of the JPM Term Loan during the six months ended June 30, 2019 was approximately 3.77% per annum. The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2018 was approximately 3.33% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the JPM Term Loan financial covenants as of June 30, 2019.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (125 basis points over LIBOR at June 30, 2019) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25 basis points over the base rate at June 30, 2019).

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum until August 26, 2020. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of June 30, 2019, the effective interest rate on the BMO Term Loan was 3.57% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or the administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of June 30, 2019.

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

BAML Revolver Highlights

●	The BAML Revolver is for borrowings, at the Company's election, of up to $600 million. Borrowings made pursuant to the BAML Revolver may be revolving loans, swing line loans or letters of credit, the combined sum of which may not exceed $600 million outstanding at any time.
●	Borrowings made pursuant to the BAML Revolver may be borrowed, repaid and reborrowed from time to time until the maturity date of January 12, 2022. The Company has the right to extend the maturity date of the BAML Revolver by two additional 6 month periods, or until January 12, 2023, upon payment of a fee and satisfaction of certain customary conditions.
●	The BAML Credit Facility includes an accordion feature that allows for an aggregate amount of up to $500 million of additional borrowing capacity applicable to the BAML Revolver and/or the BAML Term Loan, subject to receipt of lender commitments and satisfaction of certain customary conditions.

As of June 30, 2019, there were no borrowings outstanding under the BAML Revolver. The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.20% over LIBOR at June 30, 2019) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at June 30, 2019). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.25% at June 30, 2019).

Based upon the Company’s credit rating, as of June 30, 2019 the interest rate on the BAML Revolver was 3.60% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the six months ended June 30, 2019 was approximately 3.68% per annum. As of December 31, 2018, there were borrowings of $25 million outstanding under the BAML Revolver at an interest rate of 3.63% per annum.

BAML Term Loan Highlights

●	The BAML Term Loan is for $400 million.
●	The BAML Term Loan matures on January 12, 2023.
●	The BAML Credit Facility includes an accordion feature that allows for an aggregate amount of up to $500 million of additional borrowing capacity to the BAML Revolver and/or the BAML Term Loan, subject to receipt of lender commitments and satisfaction of certain customary conditions.
●	On September 27, 2012, the Company drew down the entire $400 million under the BAML Term Loan and such amount remains fully advanced and outstanding under the BAML Term Loan.

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.35% over LIBOR at June 30, 2019) or (ii) a margin over the base rate depending on the Company’s credit rating (0.35% over the base rate at June 30, 2019).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021. Accordingly, based upon the Company’s credit rating, as of June 30, 2019, the effective interest rate on the BAML Term Loan was 2.47% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BAML Credit Facility financial covenants as of June 30, 2019.

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

Equity Securities

As of June 30, 2019, we had an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our debt securities, common stock, preferred stock or depository shares. From time to time, we expect to issue debt securities, common stock, preferred stock or depository shares under our existing automatic shelf registration statements or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage. As of June 30, 2019, we were committed to fund up to $26.5 million to two Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $21.5 million has been drawn and is outstanding. We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from refinancing, long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Loans to Sponsored REITs

Sponsored REIT Loans

From time to time we may make secured loans (“Sponsored REIT Loans”) to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes. We anticipate that each Sponsored REIT Loan will be repaid at maturity or earlier from refinancing, long term financings of the underlying properties, cash flows from the underlying properties or some other capital event. Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years. The currently outstanding mortgage loan bears interest at a fixed rate and advances under the secured revolving line of credit bear interest at a rate equal to the 30-day LIBOR rate plus an agreed upon amount of basis points and also require a 50 basis point draw fee.

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

Additional information about our Sponsored REIT Loans outstanding as of June 30, 2019, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-Consolidated Entities”, in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the three and six months ended June 30, 2019 and 2018, respectively, the rental income exceeded the expenses for each individual property, with the exception of one property located in Minneapolis, Minnesota for each of the three and six months ended June 30, 2019 and 2018, respectively, and one property located in Houston, Texas for the three and six months ended June 30, 2018.

Our property located at 801 Marquette Avenue in Minneapolis, Minnesota (“801 Marquette Avenue”) had approximately 170,000 square feet of rentable space and became vacant in January 2016. On June 30, 2016, we commenced a redevelopment plan for the property and substantially completed the redevelopment in the second quarter of 2017. Redevelopment of 801 Marquette Avenue resulted in approximately 129,800 of net rentable square feet for the property. As of June 30, 2019, we have signed leases with two tenants that now occupy 48,000 square feet, or 37% of rentable square feet at the property. As a result, we had rental income of $129,000 and operating expenses of $277,000 during the three months ended June 30, 2019. We had rental income of $214,000 and operating expenses of $563,000 during the six months ended June 30, 2019. We had no rental income and operating expenses of $52,000 during the three months ended June 30, 2018. We had no rental income and operating expenses of $89,000 during the six months ended June 30, 2018

The property located in Houston, Texas has approximately 157,000 square feet of rentable space and became substantially vacant on April 30, 2017 when two tenants vacated 155,000 square feet of space. The property signed leases that commenced in 2019 for approximately 105,000 square feet, or 66.9% of the square feet of the property. We had rental income of $9,000 and had operating expenses of $368,000 during the three months ended June 30, 2018. We had rental income of $11,000 and had operating expenses of $738,000 during the six months ended June 30, 2018.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. As of June 30, 2019 and December 31, 2018, if market rates on our outstanding borrowings under the BAML Revolver and the floating rate portion of the JPM Term Loan increased by 10% at maturity, or approximately 37 and 38 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.2 million and $0.7 million annually, respectively. Based upon our credit rating, the interest rate on the BAML Revolver as of June 30, 2019 was LIBOR plus 120 basis points, or 3.60% per annum. Based upon our credit rating, the interest rate on the $50 million portion of the JPM Term Loan that is not subject to interest rate swap transactions as of June 30, 2019 was the LIBOR-based rate plus 125 basis points, or 3.69% per annum. We do not believe that the interest rate risk on the BAML Revolver and the JPM Term Loan is material as of June 30, 2019.

Although the interest rates on the BMO Term Loan, the BAML Term Loan and the JPM Term Loan are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BAML Term Loan, and the LIBOR-based rate on a $100 million portion of the JPM Term Loan, by entering into interest rate swap agreements. On July 22, 2016, the Company fixed the interest rate for the period beginning on September 27, 2017 and ending on September 27, 2021 on the BAML Term Loan with multiple interest rate swap agreements (the “2017 Interest Rate Swap”). On August 26, 2013, the Company fixed the interest rate until August 26, 2020 on the BMO Term Loan with an interest rate swap agreement (the “2013 BMO Interest Rate Swap”). On March 7, 2019, the Company fixed the interest rate for the period beginning on March 29, 2019 and ending on November 30, 2021 for the notional value of $100 million on the JPM Term Loan (the “2019 JPM Interest Rate Swap”). On February 20, 2019, the Company fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan (the “2019 BMO Interest Rate Swap”). Accordingly, based upon our credit rating, as of June 30, 2019, the interest rate on the BAML Term Loan was 2.47% per annum, the interest rate on the BMO Term Loan was 3.57% per annum, and the interest rate on $100 million of the JPM Term Loan was 3.69% per annum. The fair value of these interest rate swaps are affected by changes in market interest rates. We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the 2017 Interest Rate Swap from September 27, 2017 until September 27, 2021. We believe that we have mitigated interest rate risk with respect to the BMO Term Loan through the 2013 BMO Interest Rate Swap and the 2019 BMO Interest Rate Swap until January 31, 2024. We believe that we have mitigated the interest rate risk on a $100 million portion of the JPM Term Loan until November 30, 2021 with the 2019 JPM Interest Rate Swap. These interest rate swaps were our only derivative instruments as of June 30, 2019.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BAML Term Loan, BMO Term Loan and a portion of the JPM Term Loan as of June 30, 2019 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$4,645
2013 BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(1,292)
2019 JPM Interest Rate Swap	$100,000	2.44%	Mar-19	Nov-21	$(1,837)
2019 BMO Interest Rate Swap (1)	$220,000	2.39%	Aug-20	Jan-24	$(5,003)

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

The following table presents, as of June 30, 2019, our contractual variable rate borrowings under our BAML Revolver, which matures on January 12, 2022, under our JPM Term Loan, which matures on November 30, 2021, under our BAML Term Loan, which matures on January 12, 2023, under our BMO Term Loan, for which tranche A matures on November 30, 2021 and tranche B matures on January 31, 2024, under our Series A Notes, which mature on December 20,

2024, and under our Series B Notes, which mature on December 20, 2027. Under the BAML Revolver, we have the right to extend the initial maturity date with two additional six month extensions, or until January 12, 2023, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2019	2020	2021	2022	2023	Thereafter
BAML Revolver	$—	$—	$—	$—	$—	$—	$—
JPM Term Loan	150,000	—	—	150,000	—	—	—
BAML Term Loan	400,000	—	—	—	—	400,000	—
BMO Term Loan Tranche A	55,000	—	—	55,000	—	—	—
BMO Term Loan Tranche B	165,000	—	—	—	—	—	165,000
Series A Notes	116,000	—	—	—	—	—	116,000
Series B Notes	84,000	—	—	—	—	—	84,000
Total	$970,000	$—	$—	$205,000	$—	$400,000	$365,000

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

As of June 30, 2019, there have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

3.1*	Articles of Incorporation as amended

3.2 (1)	Amended and Restated By-laws.

31.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Consolidated Financial Statements.

Footnotes	Description

(1)	Incorporated by reference to FSP Corp.’s Current Report on Form 8-K, filed on May 14, 2019 (File No. 001-32470).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: July 30, 2019	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: July 30, 2019	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)