Form 10-Q
period 2019-09-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2019-10-30
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019.

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

The number of shares of common stock outstanding as of October 24, 2019 was 107,231,155.

Franklin Street Properties Corp.
Form 10-Q

Quarterly Report
September 30, 2019

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Franklin Street Properties Corp.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share and par value amounts)	2019	2018
Assets:
Real estate assets:
Land	$191,578	$191,578
Buildings and improvements	1,900,131	1,857,935
Fixtures and equipment	11,099	8,839
	2,102,808	2,058,352
Less accumulated depreciation	476,298	432,579
Real estate assets, net	1,626,510	1,625,773
Acquired real estate leases, less accumulated amortization of $68,542 and $101,897, respectively	45,066	59,595
Cash, cash equivalents and restricted cash	20,159	11,177
Tenant rent receivables	4,410	3,938
Straight-line rent receivable	64,111	54,006
Prepaid expenses and other assets	8,868	10,400
Related party mortgage loan receivables	21,265	70,660
Other assets: derivative asset	2,844	14,765
Office computers and furniture, net of accumulated depreciation of $1,355 and $1,512, respectively	136	197
Deferred leasing commissions, net of accumulated amortization of $27,433 and $24,318, respectively	49,781	47,591
Total assets	$1,843,150	$1,898,102

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$—	$25,000
Term loans payable, less unamortized financing costs of $4,631 and $5,722, respectively	765,369	764,278
Series A & Series B Senior Notes, less unamortized financing costs of $1,026 and $1,150, respectively	198,974	198,850
Accounts payable and accrued expenses	61,657	59,183
Accrued compensation	3,769	3,043
Tenant security deposits	9,008	6,319
Lease liability	1,976	—
Other liabilities: derivative liabilities	9,934	—
Acquired unfavorable real estate leases, less accumulated amortization of $4,907 and $6,605, respectively	2,810	3,795
Total liabilities	1,053,497	1,060,468

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 107,231,155 and 107,231,155 shares issued and outstanding, respectively	11	11
Additional paid-in capital	1,356,457	1,356,457
Accumulated other comprehensive income (loss)	(7,090)	14,765
Accumulated distributions in excess of accumulated earnings	(559,725)	(533,599)
Total stockholders’ equity	789,653	837,634
Total liabilities and stockholders’ equity	$1,843,150	$1,898,102

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018

Revenues:
Rental	$68,108	$67,436	$196,952	$198,473
Related party revenue:
Management fees and interest income from loans	426	1,261	3,100	3,793
Other	5	8	16	26
Total revenues	68,539	68,705	200,068	202,292
Expenses:
Real estate operating expenses	18,041	17,946	52,883	52,051
Real estate taxes and insurance	12,505	11,651	37,408	35,120
Depreciation and amortization	22,559	23,277	67,913	70,903
General and administrative	3,886	3,394	11,097	9,908
Interest	9,036	9,935	27,775	29,174
Total expenses	66,027	66,203	197,076	197,156

Income before taxes on income and equity in income of non-consolidated REITs	2,512	2,502	2,992	5,136
Tax expense on income	113	74	165	231
Equity in income of non-consolidated REITs	—	7,180	—	6,793

Net income	$2,399	$9,608	$2,827	$11,698

Weighted average number of shares outstanding, basic and diluted	107,231	107,231	107,231	107,231

Net income per share, basic and diluted	$0.02	$0.09	$0.03	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Net income	$2,399	$9,608	$2,827	$11,698

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(3,603)	1,069	(21,855)	10,099

Total other comprehensive income (loss)	(3,603)	1,069	(21,855)	10,099

Comprehensive income (loss)	$(1,204)	$10,677	$(19,028)	$21,797

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands, except per share amounts)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2017	107,231	$11	$1,356,457	$12,166	$(497,342)	$871,292
Comprehensive income	—	—	—	6,575	1,425	8,000
Distributions $0.19 per share of common stock	—	—	—	—	(20,374)	(20,374)
Balance, March 31, 2018	107,231	$11	$1,356,457	$18,741	$(516,291)	$858,918
Comprehensive income	—	—	—	2,455	665	3,120
Distributions $0.09 per share of common stock	—	—	—	—	(9,651)	(9,651)
Balance, June 30, 2018	107,231	$11	$1,356,457	$21,196	$(525,277)	$852,387
Comprehensive income	—	—	—	1,069	9,608	10,677
Distributions $0.09 per share of common stock	—	—	—	—	(9,651)	(9,651)
Balance, September 30, 2018	107,231	$11	$1,356,457	$22,265	$(525,320)	$853,413

Balance, December 31, 2018	107,231	$11	$1,356,457	$14,765	$(533,599)	$837,634
Comprehensive loss	—	—	—	(6,791)	(1,205)	(7,996)
Distributions $0.09 per share of common stock	—	—	—	—	(9,651)	(9,651)
Balance, March 31, 2019	107,231	$11	$1,356,457	$7,974	$(544,455)	$819,987
Comprehensive income (loss)	—	—	—	(11,461)	1,633	(9,828)
Distributions $0.09 per share of common stock	—	—	—	—	(9,651)	(9,651)
Balance, June 30, 2019	107,231	$11	$1,356,457	$(3,487)	$(552,473)	$800,508
Comprehensive income (loss)	—	—	—	(3,603)	2,399	(1,204)
Distributions $0.09 per share of common stock	—	—	—	—	(9,651)	(9,651)
Balance, September 30, 2019	107,231	$11	$1,356,457	$(7,090)	$(559,725)	$789,653

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$2,827	$11,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	70,072	73,127
Amortization of above and below market leases	(305)	(405)
Equity in loss of non-consolidated REITs	—	(6,793)
Decrease in allowance for doubtful accounts and write-off of accounts receivable	(69)	(25)
Changes in operating assets and liabilities:
Tenant rent receivables	(403)	(58)
Straight-line rents	(6,950)	821
Lease acquisition costs	(3,155)	(683)
Prepaid expenses and other assets	1,261	(487)
Accounts payable and accrued expenses	2,849	(2,665)
Accrued compensation	726	(797)
Tenant security deposits	2,689	236
Payment of deferred leasing commissions	(9,485)	(11,051)
Net cash provided by operating activities	60,057	62,918
Cash flows from investing activities:
Property improvements, fixtures and equipment	(47,905)	(35,901)
Investment in non-consolidated REITs	—	74,931
Distributions in excess of earnings from non-consolidated REITs	—	710
Investment in related party mortgage loan receivable	(2,400)	—
Repayment of related party mortgage loan receivable	51,795	795
Proceeds received from liquidating trust	1,470	—
Net cash provided by investing activities	2,960	40,535
Cash flows from financing activities:
Distributions to stockholders	(28,953)	(39,676)
Borrowings under bank note payable	45,000	30,000
Repayments of bank note payable	(70,000)	(91,000)
Deferred financing costs	(82)	(2,162)
Net cash used in financing activities	(54,035)	(102,838)
Net increase in cash, cash equivalents and restricted cash	8,982	615
Cash, cash equivalents and restricted cash, beginning of year	11,177	9,819
Cash, cash equivalents and restricted cash, end of period	$20,159	$10,434

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$23,710	$25,388
Taxes	$377	$485
Non-cash investing activities:
Accrued costs for purchases of real estate assets	$6,903	$9,465

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

As of September 30, 2019, the Company owned and operated a portfolio of real estate consisting of 32 operating properties, three redevelopment properties and two managed Sponsored REITs and held two promissory notes secured by mortgages on real estate owned by Sponsored REITs, including one mortgage loan and one revolving line of credit. From time-to-time, the Company may acquire real estate or make additional secured loans. The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s number of operating properties and rentable square feet of real estate. As of September 30, 2019 and September 30, 2018, the Company had three redevelopment properties and one redevelopment property, respectively, which are excluded from the table.

	As of September 30,
	2019	2018
Operating Properties:
Number of properties	32	34
Rentable square feet	9,503,964	9,760,699

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other period.

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

	September 30,	September 30,
(in thousands)	2019	2018
Cash and cash equivalents	$20,159	$10,434
Restricted cash	—	—
Total cash, cash equivalents and restricted cash	$20,159	$10,434

Recent Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (“ASU 2016-02”); in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”); and in December 2018, the FASB issued ASU No. 2018-20 Leases (Topic 842), Narrow-Scope Improvements for Lessors. ASU 2016-02 requires lessees to establish a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term on their balance sheets. Lessees will continue to recognize lease expenses on their income statements in a manner similar to previous accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. This new standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter with early adoption permitted. The Company adopted these standards on January 1, 2019 and applied the package of practical expedients that allows an entity to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Additionally, the Company’s leases met the criteria in ASU 2018-11 to not separate non-lease components from the related lease component, therefore the accounting for these leases remained largely unchanged from the previous standard. The Company applied the optional transition method in ASU 2018-11, which allows entities to initially apply the new lease standard at the adoption date. The Company recorded a right-of-use asset of $2.1 million and a lease liability of $2.2 million upon adoption of this standard. The presentation and disclosure that is required to be presented under the new lease standard is provided in Note 8.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company’s Sponsored REIT Loan (as defined in Note 2 below) receivables are within the scope of this standard. The Company’s receivables associated with its real estate operating leases are not within the scope of this standard. The Company is currently assessing the potential impact that the adoption of ASU 2016-13 may have on its consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The amendment also eases the application of hedge accounting in certain situations, including eliminating the requirement to separately measure and report hedge ineffectiveness for cash flow hedges. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and earlier adoption is permitted. The Company adopted this new standard in the first quarter of 2019 using the modified retrospective method, which requires the Company to account for ASU 2017-12 as of the date of adoption with any retrospective adjustments applicable to prior periods included as a cumulative-effect adjustment to accumulated other comprehensive loss and retained earnings. No adjustment was necessary to account for the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated balance sheet as of the date of adoption because there was no cumulative ineffectiveness that had been recorded on the Company’s existing interest rate swaps as of December 31, 2018, and all trades were highly effective. The amended presentation and disclosure guidance which is required to be presented prospectively under this new standard is provided in Note 4.

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topics 326, Financial Instruments - Credit Losses, Topic 815 Derivatives and Hedging and Topic 825, Financial Instruments (“ASU 2019-04”). The ASU clarifies areas of guidance related to the recently issued standards on credit losses (Topic 326), derivatives and hedging (Topic 815), and recognition and measurement of financial instruments (Topic 825). The new guidance is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company is currently assessing the potential impact that the adoption of ASU 2019-04 may have on its consolidated financial statements.

2.  Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At September 30, 2019 and December 31, 2018, the Company held a common stock interest in two and three Sponsored REITs, respectively. The Company previously held a non-controlling preferred stock investment in two Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), which were liquidated during the three months ended September 30, 2018.

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

In May 2009, the Company purchased 175.5 preferred shares or 27.0% of the outstanding preferred shares of one of its Sponsored REITs, Grand Boulevard. On July 19, 2018, the property owned by Grand Boulevard was sold and, thereafter, Grand Boulevard declared and issued a liquidating distribution for its preferred shareholders, from which the Company was entitled to $6.2 million. On August 17, 2018, the Company received $5.9 million in an initial cash distribution, and on February 2, 2019, the Company received a $0.2 million distribution. As a result of the sale, the Company recognized a loss on liquidation of $0.1 million. As of September 30, 2019, the Company held a beneficial interest in the Grand Boulevard liquidating trust in the amount of $0.1 million, which is included in other assets in the accompanying consolidated balance sheet.

Equity in income of investments in non-consolidated REITs is derived from the Company’s share of income or loss in the operations of those entities and includes gain or loss on liquidation. The Company exercised influence over, but did not control these entities, and investments are accounted for using the equity method.

Equity in income of investments in non-consolidated REITs:

The following table includes equity in income of investments in non-consolidated REITs:

	Nine Months Ended September 30,
(in thousands)	2019	2018

Equity in income of East Wacker	$—	$7,209
Equity in loss of Grand Boulevard	—	(107)
Impairment charge	—	(309)
Total	$—	$6,793

The Company received distributions of $710,000 from non-consolidated REITs during the nine months ended September 30, 2018.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancelable with 30 days notice. Asset management fee income from non-consolidated entities amounted to approximately $152,000 and $375,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

The following is a summary of the Sponsored REIT Loans outstanding as of September 30, 2019:

			Maximum	Amount				Interest
(dollars in thousands, except footnotes)		Maturity	Amount	Drawn at		Interest	Draw	Rate at
Sponsored REIT	Location	Date	of Loan	30-Sep-19		Rate (1)	Fee (2)	30-Sep-19

Secured revolving line of credit
FSP Satellite Place Corp.	Duluth, GA	31-Dec-19	$5,500	$265	L+	4.4%	0.5%	6.48%

Mortgage loan secured by property
FSP Monument Circle LLC (3)	Indianapolis, IN	6-Dec-20	21,000	21,000		7.19%	n/a	7.19%

			$26,500	$21,265

(1)	The interest rate is 30-day LIBOR rate plus the additional rate indicated, otherwise a fixed rate.
(2)	The draw fee is a percentage of each new advance, and is paid at the time of each new draw.
(3)	This mortgage loan includes an origination fee of $164,000 and an exit fee of $38,000 when repaid by the borrower.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $2,948,000 and $3,418,000 for the nine months ended September 30, 2019 and 2018, respectively.

Non-consolidated REITs:

The balance sheet data below for 2019 and 2018 includes the two Sponsored REITs the Company held an interest in as of September 30, 2019 and three Sponsored REITs the Company held an interest in as of December 31, 2018. The operating data below for 2019 and 2018 include the operations of the three and six Sponsored REITs in which the Company held an interest in during the nine months ended September 30, 2019 and 2018, respectively.

Summarized financial information for these Sponsored REITs is as follows:

	September 30,	December 31,
(in thousands)	2019	2018

Balance Sheet Data (unaudited):
Real estate, net	$44,440	$97,034
Other assets	9,709	18,532
Total liabilities	(22,954)	(75,382)
Shareholders’ equity	$31,195	$40,184

	For the Nine Months Ended
	September 30,
(in thousands)	2019	2018

Operating Data (unaudited):
Rental revenues	$7,819	$35,714
Other revenues	—	1
Operating and maintenance expenses	(4,276)	(18,479)
Depreciation and amortization	(2,971)	(11,451)
Interest expense	(2,939)	(5,692)
Gain (loss) on sale	26,195	17,095
Net income (loss)	$23,828	$17,188

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

The JPM Term Loan bears interest at either (i) a number of basis points over a LIBOR-based rate depending on the Company’s credit rating (125.0 basis points over the LIBOR-based rate at September 30, 2019) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25.0 basis points over the base rate at September 30, 2019).

Although the interest rate on the JPM Term Loan is variable under the JPM Credit Agreement, the Company fixed the LIBOR-based rate on a portion of the JPM Term Loan by entering into interest rate swap transactions. On March 7, 2019, the Company entered into ISDA Master Agreements with various financial institutions to hedge a $100 million portion of the future LIBOR-based rate risk under the JPM Credit Agreement. Effective March 29, 2019, the Company fixed the LIBOR-based rate at 2.44% per annum on a $100 million portion of the JPM Term Loan until November 30, 2021. Accordingly, based upon the Company’s credit rating, as of September 30, 2019, the effective interest rate on a $100 million portion of the JPM Term Loan was 3.69% per annum.

Based upon the Company’s credit rating, as of September 30, 2019, the effective interest rate on the unhedged $50 million portion of the JPM Term Loan was 3.31% per annum. The weighted average interest rate on the unhedged $50 million portion of the JPM Term Loan during the nine months ended September 30, 2019 was approximately 3.68% per annum. The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2018 was approximately 3.33% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the JPM Term Loan financial covenants as of September 30, 2019.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (125 basis points over LIBOR at September 30, 2019) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25 basis points over the base rate at September 30, 2019).

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum until August 26, 2020. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of September 30, 2019, the effective interest rate on the BMO Term Loan was 3.57% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or the administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of September 30, 2019.

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

As of September 30, 2019, there were no borrowings outstanding under the BAML Revolver. The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.20% over LIBOR at September 30, 2019) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at September 30, 2019). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.25% at September 30, 2019).

Based upon the Company’s credit rating, as of September 30, 2019, the interest rate on the BAML Revolver was 3.22% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the nine months ended September 30, 2019 was approximately 3.67% per annum. As of December 31, 2018, there were borrowings of $25 million outstanding under the BAML Revolver at an interest rate of 3.63% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2018 was approximately 3.09% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.35% over LIBOR at September 30, 2019) or (ii) a margin over the base rate depending on the Company’s credit rating (0.35% over the base rate at September 30, 2019).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021. Accordingly, based upon the Company’s credit rating, as of September 30, 2019, the effective interest rate on the BAML Term Loan was 2.47% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BAML Credit Facility financial covenants as of September 30, 2019.

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

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BAML Credit Facility, the BMO Credit Agreement and the JPM Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. The Company was in compliance with the Senior Notes financial covenants as of September 30, 2019.

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

The following table summarizes the notional and fair value of our derivative financial instruments at September 30, 2019. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$2,844
2013 BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(1,291)
2019 JPM Interest Rate Swap	$100,000	2.44%	Mar-19	Nov-21	$(2,032)
2019 BMO Interest Rate Swap (1)	$220,000	2.39%	Aug-20	Jan-24	$(6,611)

(1) The Notional Value will decrease to $165 million on November 30, 2021.

On September 30, 2019, the 2017 Interest Rate Swap was reported as an asset at its fair value of approximately $2.8 million, which is included in other assets: derivative asset on the consolidated balance sheet at September 30, 2019. The 2013 BMO Interest Rate Swap, 2019 JPM Interest Rate Swap and 2019 BMO Interest Rate Swap were reported as liabilities with an aggregate fair value of approximately $9.9 million and are included in other liabilities: derivative liabilities in the consolidated balance sheet at September 30, 2019. Offsetting adjustments are reported as unrealized gains or losses on derivative financial instruments in accumulated other comprehensive income or loss of $21.9 million. During the nine months ended September 30, 2019, $4.0 million was reclassified out of other comprehensive income (“OCI”) and into interest expense.

The gain/(loss) on the Company’s Interest Rate Swaps that was recorded in OCI and the accompanying consolidated statements of income as a component of interest expense for the nine months ended September 30, 2019 and 2018, respectively, was as follows:

(in thousands)	Nine Months Ended September 30,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2019	2018

Amounts of gain (loss) recognized in OCI	$(17,852)	$11,634
Amounts of previously recorded gain/(loss) reclassified from OCI into Interest Expense	$4,003	$1,535

Total amount of Interest Expense presented in the consolidated statements of income	$27,775	$29,174

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $2.5 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

5.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at each of September 30, 2019 and 2018.

6.  Stockholders’ Equity

As of September 30, 2019, the Company had 107,231,155 shares of common stock outstanding. The Company declared and paid dividends as follows (in thousands, except per share amounts):

	Dividends Per	Total
Quarter Paid	Share	Dividends

First quarter of 2019	$0.09	$9,651
Second quarter of 2019	$0.09	$9,651
Third quarter of 2019	$0.09	$9,651

First quarter of 2018	$0.19	$20,374
Second quarter of 2018	$0.09	$9,651
Third quarter of 2018	$0.09	$9,651

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

Interest and penalties will be recorded as income tax expense, if the Company records a liability in the future. The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2016 and thereafter.

The Company is subject to a business tax known as the Revised Texas Franchise Tax. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax. The Company recorded a provision for the Revised Texas Franchise Tax of $277,000 and $200,000 for the nine months ended September 30, 2019 and 2018, respectively.

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured. The Tax Cuts and Jobs Act of 2017 is not expected to have an impact on the Company’s ability to use NOLs or the valuation allowance. The gross amount of NOLs available to the Company was $13,041,000 as of each of September 30, 2019 and December 31, 2018.

Income Tax Expense

The income tax expense reflected in the consolidated statements of income relates primarily to a franchise tax on our Texas properties. FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties, and the tax expenses associated with these activities and a refund receivable of $0.1 million recorded during the nine months ended September 30, 2019 are reported as Other Taxes in the table below:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2019	2018

Revised Texas Franchise Tax	$277	$200
Other Taxes	(112)	31
Tax expense	$165	$231

Taxes on income are a current tax expense. No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

8.  Leases

Leases as a Lessee:

The Company entered into a noncancelable contract with a third party to obtain office space that commenced on September 1, 2010. The contract was amended on October 25, 2016 to extend the contract through September 30, 2024. As of September 30, 2019, the Company’s right-to-use asset was $1,890,000, which is included in prepaid and other assets on the consolidated balance sheet as of September 30, 2019.

The Company has an option to extend the terms of its office space lease with one 5-year extension. As of September 30, 2019, the exercise of the extension option was not reasonably certain. Therefore, the extension option is not recognized as part of the Company’s right-of-use asset and lease liability.

A discount rate equal to the Company’s incremental borrowing rate was applied to the future monthly contractual lease payments remaining as of September 30, 2019 to compute the lease liability. The incremental borrowing rate is the rate equal to the closest borrowing under the BAML Revolver at the time of the Company’s adoption of ASU 2016-02.

Lease Costs	For the
Nine Months Ended
(in thousands)	September 30, 2019
Operating lease cost	$314
$314

Other information
Cash paid for amounts included in the measurement of lease liabilities	$308
Weighted average remaining lease terms in years - operating leases	5.0
Weighted average discount rate - operating leases	3.86%

Maturity analysis for liabilities	Total
Undiscounted
(in thousands)	Cash Flows
Discount rate at commencement	3.86%
Remainder of 2019	$105
2020	421
2021	429
2022	438
2023	447
2024 and thereafter	340
$2,180

Present value lease liability	$1,976

Difference between undiscounted cash flows and discounted cash flows	$204

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

For the nine months ended September 30, 2019, the Company recognized the following amounts of income relating to lease payments:

Income relating to lease payments:	For the
Nine Months Ended
(in thousands)	September 30, 2019
Income from leases (1)	$189,698
$189,698

Undiscounted Cash Flows	Year ending
(in thousands)	December 31,
Remainder of 2019	$43,023
2020	171,118
2021	165,230
2022	139,641
2023	123,630
2024 and thereafter	439,957
$1,082,599

(1) Amount from variable lease payments $48,259

9.  Subsequent Events

On October 11, 2019, the Board of Directors of the Company declared a cash distribution of $0.09 per share of common stock payable on November 14, 2019 to stockholders of record on October 25, 2019.

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

As of September 30, 2019, approximately 7.7 million square feet, or approximately 78% of our total owned portfolio, was located in Atlanta, Dallas, Denver, Houston and Minneapolis. From time-to-time we may dispose of our smaller, suburban office assets and replace them with larger infill and central business district office assets. As we execute this strategy, short term operating results could be adversely impacted. However, we believe that the transformed portfolio has the potential to provide higher profit and asset value growth over a longer period of time.

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

Recent Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (“ASU 2016-02”), in July 2018; the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”); and in December 2018, the FASB issued ASU No. 2018-20 Leases (Topic 842), Narrow-Scope Improvements for Lessors. ASU 2016-02 requires lessees to establish a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term on their balance sheets. Lessees will continue to recognize lease expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. This new standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter with early adoption permitted. The Company adopted these standards on January 1, 2019 and applied the package of practical expedients that allows an entity to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Additionally, our leases met the criteria in ASU 2018-11 to not separate non-lease components from the related lease component, therefore the accounting for these leases remained largely unchanged from the previous standard. We applied the optional transition method in ASU 2018-11, which allows entities to initially apply the new lease standard at the adoption date. The Company recorded a right-of-use asset and a lease liability of $2.2 million upon adoption of this standard.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company’s Sponsored REIT Loan (as defined in Note 2 to the consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q) receivables are within the scope of this standard. The Company’s receivables associated with its real estate operating leases are not within the scope of this standard. The Company is currently assessing the potential impact that the adoption of ASU 2016-13 may have on its consolidated financial statements.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The amendment also eases the application of hedge accounting in certain situations, including eliminating the requirement to separately measure and report hedge ineffectiveness for cash flow hedges. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and earlier adoption is permitted. The Company adopted this new standard in the first quarter of 2019 using the modified retrospective method, which requires us to account for ASU 2017-12 as of the date of adoption with any retrospective adjustments applicable to prior periods included as a cumulative-effect adjustment to accumulated other comprehensive loss and retained earnings. No adjustment was necessary to account for the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated balance sheet as of the date of adoption because there was no cumulative ineffectiveness that had been recorded on the Company’s existing interest rate swaps as of December 31, 2018, and all trades were highly effective. The amended presentation and disclosure guidance which is required to be presented prospectively is provided in Note 4 to the consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topics 326, Financial Instruments - Credit Losses, Topic 815 Derivatives and Hedging and Topic 825, Financial Instruments (“ASU 2019-04”). The ASU clarifies areas of guidance related to the recently issued standards on credit losses (Topic 326), derivatives and hedging (Topic 815), and recognition and measurement of financial instruments (Topic 825). The new guidance is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company is currently assessing the potential impact that the adoption of ASU 2019-04 may have on its consolidated financial statements.

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

Real Estate Operations

Leasing

As of September 30, 2019, our real estate portfolio was comprised of 32 operating properties, which we refer to as our operating properties, and 3 redevelopment properties that are in the process of being redeveloped, or are completed but not yet stabilized, which we refer to as our redevelopment properties. We collectively refer to our operating and our redevelopment properties as our owned portfolio. Our 32 operating properties were approximately 89.7% leased as of September 30, 2019, an increase from 89.0% as of December 31, 2018. The 0.7% increase in leased space was a result of the new leasing, which exceeded the impact of lease expirations and terminations during the nine months ended September 30, 2019. As of September 30, 2019, we had approximately 975,000 square feet of vacancy in our operating properties compared to approximately 1,046,000 square feet of vacancy at December 31, 2018. During the nine months ended September 30, 2019, we leased approximately 1,139,000 square feet of office space, of which approximately 695,000 square feet were with existing tenants, at a weighted average term of 8.6 years. On average, tenant improvements for such leases were $35.67 per square foot, lease commissions were $13.95 per square foot and rent concessions were approximately three months of free rent. Average GAAP base rents under such leases were $32.73 per square foot, or 11.9% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2018.

As of September 30, 2019, our three redevelopment properties included an approximately 130,000 square foot redevelopment property known as 801 Marquette in Minneapolis, Minnesota, an approximately 213,000 square foot property known as Blue Lagoon in Miami, Florida and an approximately 62,000 square foot property known as Forest Park in Charlotte, North Carolina. Given the length of the redevelopment and lease-up process, these properties are not placed in service until, in some cases, years after we commence the redevelopment project.

The redevelopment at 801 Marquette was substantially completed at the end of the second quarter of 2017 and is in the process of being leased up; however, it is not stabilized. As of September 30, 2019, we had leases signed and tenants occupying approximately 37.0% of the rentable square feet of the property. We expect to incur redevelopment and lease-up costs of $28.8 million, of which we had incurred approximately $22.1 million as of September 30, 2019.

The redevelopment of Blue Lagoon commenced in December 2018 following the maturity of a lease with a tenant that occupied 100% of the property. On September 13, 2019, we entered into a lease agreement with a new tenant with an initial term of 16 years for approximately 156,000 square feet, or 73.1% of rentable square feet at the property’s rentable square footage. We expect to incur restoration, redevelopment and lease-up costs of $38.9 million, which include work on the roof of the building, costs to make the space suitable for multiple tenants and to increase parking at the property. As of September 30, 2019, we had incurred approximately $4.6 million in total redevelopment costs. We anticipate completing the redevelopment by the end of 2020.

The redevelopment of Forest Park commenced in January 2019 following the maturity of a lease with a tenant that occupied 100% of the property through December 31, 2018. We expect to incur redevelopment and lease-up costs of $3.8 million, which include interior work to make the space suitable for multiple tenants. As of September 30, 2019, we had incurred approximately $0.7 million in total redevelopment costs. We anticipate completing the redevelopment by the end of 2019.

As of September 30, 2019, leases for approximately 3.2% and 9.7% of the square footage in our owned portfolio are scheduled to expire during 2019 and 2020, respectively. As the fourth quarter of 2019 begins, we believe that our operating properties are well stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants. We believe that most of our largest property markets are now experiencing generally steady or improving rental conditions. We are seeing increased potential leasing activity in the energy influenced markets of Houston and Denver compared to the last several years. We anticipate positive leasing activity within our operating properties during the remainder of 2019 and throughout 2020.

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

Real Estate Acquisition and Investment Activity

During 2019:

●	during the nine months ended September 30, 2019, we received approximately $0.8 million in cash from FSP Satellite Place Corp., as partial prepayment of a Sponsored REIT Loan and we received approximately $51 million as full repayment of a Sponsored REIT Loan with FSP Energy Tower I Corp.; and
●	we have continued to actively explore additional potential real estate investment opportunities and anticipate further real estate investments in the future.

During 2018:

●	we received approximately $1.1 million in cash from FSP Satellite Place Corp., as partial prepayment of a Sponsored REIT Loan;
●	on July 19, 2018, an office property owned by a Sponsored REIT, Grand Boulevard, was sold to a third party. The Company held an equity investment in Grand Boulevard and received a liquidating distribution of its investment of $6.2 million on July 20, 2018. The Company received an initial cash distribution of $5.9 million from the liquidating trust of Grand Boulevard on August 17, 2018, and anticipates receiving additional liquidating distributions of approximately $0.3 million in the aggregate as the trust is liquidated;
●	on September 24, 2018, an office property owned by a Sponsored REIT, East Wacker, was sold to a third party. The Company held an equity investment in East Wacker and received a liquidating distribution of its investment of $70.0 million on September 25, 2018. The Company received an initial cash distribution of $69.0 million from the liquidating trust of East Wacker on September 27, 2018, and anticipates receiving additional liquidating distributions of approximately $1.0 million in the aggregate as the trust is liquidated; and

●	we have continued to actively explore additional potential real estate investment opportunities and anticipate further real estate investments in the future.

Results of Operations

The following table shows financial results for the three months ended September 30, 2019 and 2018:

	Three months ended September 30,
(in thousands)	2019	2018	Change
Revenues:
Rental	$68,108	$67,436	$672
Related party revenue:
Management fees and interest income from loans	426	1,261	(835)
Other	5	8	(3)
Total revenues	68,539	68,705	(166)
Expenses:
Real estate operating expenses	18,041	17,946	95
Real estate taxes and insurance	12,505	11,651	854
Depreciation and amortization	22,559	23,277	(718)
General and administrative	3,886	3,394	492
Interest	9,036	9,935	(899)
Total expenses	66,027	66,203	(176)

Income before taxes on income and equity in income of non-consolidated REITs	2,512	2,502	10
Tax expense on income	113	74	39
Equity in income of non-consolidated REITs	—	7,180	(7,180)

Net income	$2,399	$9,608	$(7,209)

Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018:

Revenues

Total revenues decreased by $0.2 million to $68.5 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The decrease was primarily a result of:

●	A decrease of approximately $0.8 million in interest income from Sponsored REIT Loans primarily as a result of repayment of approximately $51 million of these loans in June 2019.

This decrease was partially offset by:

●	An increase in rental revenue of approximately $0.6 million arising primarily from rental income earned from leases commencing after September 30, 2018, which was partially offset by the loss of rental income from leases that expired after September 30, 2018. Our leased space in our operating properties was 89.7% at September 30, 2019 and 90.5% at September 30, 2018.

Expenses

Total expenses decreased by $0.2 million to $66.0 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The decrease was primarily a result of:

●	A decrease in depreciation and amortization of approximately $0.7 million.

●	A decrease in interest expense of approximately $0.9 million. The decrease was primarily attributable to lower debt outstanding, which was partially offset by higher interest rates during the three months ended September 30, 2019 compared to the same period in 2018.

These decreases were partially offset by:

●	An increase in real estate operating expenses and real estate taxes and insurance of approximately $0.9 million.
●	An increase in general and administrative expenses of $0.5 million, which was primarily attributable to personnel related expenses and lease acquisition costs.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which increased $47,000, and federal and other income taxes, which decreased by $8,000, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Equity in income of non-consolidated REITs

Equity in income from non-consolidated REITs was $7.2 million for the three months ended September 30, 2018. Our investments in non-consolidated REITs were liquidated during 2018. The equity in income during the three months ended September 30, 2018 consisted of equity in income from our preferred stock investment in East Wacker of $7.3 million, which sold its property on September 24, 2018, and was partially offset by equity in loss from our preferred stock investment in Grand Boulevard of $0.1 million, which sold its property on July 19, 2018.

Net income

Net income for the three months ended September 30, 2019 was $2.4 million compared to net income of $9.6 million for the three months ended September 30, 2018, for the reasons described above.

The following table shows financial results for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
(in thousands)	2019	2018	Change
Revenues:
Rental	$196,952	$198,473	$(1,521)
Related party revenue:
Management fees and interest income from loans	3,100	3,793	(693)
Other	16	26	(10)
Total revenues	200,068	202,292	(2,224)
Expenses:
Real estate operating expenses	52,883	52,051	832
Real estate taxes and insurance	37,408	35,120	2,288
Depreciation and amortization	67,913	70,903	(2,990)
General and administrative	11,097	9,908	1,189
Interest	27,775	29,174	(1,399)
Total expenses	197,076	197,156	(80)

Income before taxes on income and equity in income of non-consolidated REITs	2,992	5,136	(2,144)
Tax expense on income	165	231	(66)
Equity in income of non-consolidated REITs	—	6,793	(6,793)

Net income	$2,827	$11,698	$(8,871)

Comparison of the nine months ended September 30, 2019 to the nine months ended September 30, 2018:

Revenues

Total revenues decreased by $2.2 million to $200.1 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $1.5 million arising primarily from the loss of rental income from leases that expired in 2019 and 2018. The decrease was partially offset by rental income earned from leases commencing in 2019 and 2018. Our leased space in our operating properties was 89.7% at September 30, 2019 and 90.5% at September 30, 2018.
●	A decrease in interest income from Sponsored REIT loans of approximately $0.7 million primarily as a result of repayment of approximately $51 million in June 2019.

Expenses

Total expenses decreased by $0.1 million to $197.1 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The decrease was primarily a result of:

●	A decrease in depreciation and amortization of approximately $3.0 million.
●	A decrease in interest expense of approximately $1.4 million. The decrease was primarily attributable to lower debt outstanding, which was partially offset by higher interest rates during the nine months ended September 30, 2019 compared to the same period in 2018.

These decreases were partially offset by:

●	An increase in real estate operating expenses and real estate taxes and insurance of approximately $3.1 million.

●	An increase in general and administrative expenses of $1.2 million, which was primarily attributable to personnel related expenses and lease acquisition costs.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which increased $77,000, and federal and other income taxes, which decreased by $143,000, during the nine months ended September 30,2019 compared to the nine months ended September 30,2018, primarily as a result of a refund arising due to the provisions of the Tax Cuts and Jobs Act of 2017.

Equity in income of non-consolidated REITs

Equity in income from non-consolidated REITs was $6.8 million for the nine months ended September 30, 2018. Our investments in non-consolidated REITs were liquidated during 2018. The equity in income during the nine months ended September 30, 2018 consisted of equity in income from our preferred stock investment in East Wacker of $7.2 million, which sold its property on September 24, 2018, and was partially offset by equity in loss from our preferred stock investment in Grand Boulevard of $0.1 million, which sold its property on July 19, 2018. In addition, during the nine months ended September 30, 2018, we recognized an impairment charge of $0.3 million, which represented the other-than-temporary decline in the fair value below the carrying value of the Company’s investments in non-consolidated REITs.

Net income

Net income for the nine months ended September 30, 2019 was $2.8 million compared to net income of $11.7 million for the nine months ended September 30, 2018, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands):	2019	2018	2019	2018
Net income	$2,399	$9,608	$2,827	$11,698
Equity in income of non-consolidated REITs	—	(7,180)	—	(6,793)
FFO from non-consolidated REITs	—	649	—	2,511
Depreciation and amortization	22,448	23,081	67,609	70,499
NAREIT FFO	24,847	26,158	70,436	77,915
Lease Acquisition costs	61	—	351	—

Funds From Operations	$24,908	$26,158	$70,787	$77,915

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

Net Operating Income (NOI)*

	Rentable
	Square				Nine Months				Nine Months
	Feet	Three Months Ended			Ended	Three Months Ended			Ended	Inc	%
(in thousands)	or RSF	31-Mar-19	30-Jun-19	30-Sep-19	30-Sep-19	31-Mar-18	30-Jun-18	30-Sep-18	30-Sep-18	(Dec)	Change
Region
East	944	$3,185	$3,301	$3,001	$9,487	$3,802	$3,990	$3,868	$11,660	$(2,173)	(18.6)%
MidWest	1,553	5,163	5,174	5,297	15,634	6,257	4,955	5,104	16,316	(682)	(4.2)%
South	4,387	14,272	15,196	17,456	46,924	14,449	14,246	14,903	43,598	3,326	7.6%
West	2,620	10,559	11,240	11,134	32,933	10,958	11,061	11,324	33,343	(410)	(1.2)%
Property NOI* from Operating Properties	9,504	33,179	34,911	36,888	104,978	35,466	34,252	35,199	104,917	61	0.1%
Dispositions and Redevelopment Properties	405	(205)	(215)	(21)	(441)	1,250	1,072	1,914	4,236	(4,677)	(4.4)%
Property NOI*	9,909	$32,974	$34,696	$36,867	$104,537	$36,716	$35,324	$37,113	$109,153	$(4,616)	(4.2)%

Same Store		$33,179	$34,911	$36,888	$104,978	$35,466	$34,252	$35,199	$104,917	$61	0.1%

Less Nonrecurring
Items in NOI* (a)		35	706	3,434	4,175	761	1,141	2,504	4,406	(231)	0.2%

Comparative
Same Store		$33,144	$34,205	$33,454	$100,803	$34,705	$33,111	$32,695	$100,511	$292	0.3%

					Nine Months				Nine Months
		Three Months Ended			Ended	Three Months Ended			Ended
Reconciliation to Net Income (Loss)		31-Mar-19	30-Jun-19	30-Sep-19	30-Sep-19	31-Mar-18	30-Jun-18	30-Sep-18	30-Sep-18
Net income (loss)		$(1,205)	$1,633	$2,399	$2,827	$1,425	$665	$9,608	$11,698
Add (deduct):
Management fee income		(677)	(645)	(634)	(1,956)	(746)	(746)	(712)	(2,204)
Depreciation and amortization		23,245	22,109	22,559	67,913	24,035	23,591	23,277	70,903
Amortization of above/below market leases		(112)	(81)	(112)	(305)	(85)	(123)	(196)	(404)
General and administrative		3,509	3,703	3,886	11,098	3,432	3,082	3,394	9,908
Interest expense		9,368	9,371	9,036	27,775	9,486	9,753	9,935	29,174
Interest income		(1,294)	(1,259)	(395)	(2,948)	(1,120)	(1,141)	(1,157)	(3,418)
Equity in (income) loss of non-consolidated REITs		—	—	—	—	105	282	(7,180)	(6,793)
Non-property specific items, net		140	(135)	128	133	184	(39)	144	289

Property NOI*		$32,974	$34,696	$36,867	$104,537	$36,716	$35,324	$37,113	$109,153
(a)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the nine months ended September 30, 2019 for our properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in non-consolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	September 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2019 (a)	Square Feet (b)

Meadow Point	Chantilly	VA	1999	138,537	138,537	100.0%	$25.70
Innsbrook	Glen Allen	VA	1999	298,183	170,799	57.3%	19.28
Loudoun Tech Center	Dulles	VA	1999	136,658	133,269	97.5%	18.80
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	28.14
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	33.65
East total				944,378	813,605	86.2%	26.09
Northwest Point	Elk Grove Village	IL	1999	177,095	177,095	100.0%	32.76
909 Davis Street	Evanston	IL	2002	195,098	175,939	90.2%	36.43
River Crossing	Indianapolis	IN	1998	205,059	193,740	94.5%	23.63
Timberlake	Chesterfield	MO	1999	234,496	228,774	97.6%	27.79
Timberlake East	Chesterfield	MO	2000	117,036	117,036	100.0%	26.56
121 South 8th Street	Minneapolis	MN	1974	297,209	241,869	81.4%	23.30
Plaza Seven	Minneapolis	MN	1987	326,757	286,010	87.5%	35.12
Midwest total				1,552,750	1,420,463	91.5%	29.52
One Overton Park	Atlanta	GA	2002	387,267	306,212	79.1%	22.35
Park Ten	Houston	TX	1999	157,460	145,824	92.6%	28.50
Addison Circle	Addison	TX	1999	289,302	210,612	72.8%	30.88
Collins Crossing	Richardson	TX	1999	300,887	299,172	99.4%	25.72
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	30.93
Park Ten Phase II	Houston	TX	2006	156,746	83,358	53.2%	26.78
Liberty Plaza	Addison	TX	1985	216,834	155,969	71.9%	22.58
Legacy Tennyson Center	Plano	TX	1999/2008	207,049	186,261	90.0%	26.77
One Legacy Circle	Plano	TX	2008	214,110	214,110	100.0%	36.39

The information presented below provides the weighted average GAAP rent per square foot for the nine months ended September 30, 2019 for our properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in non-consolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	September 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2019 (a)	Square Feet (b)

One Ravinia Drive	Atlanta	GA	1985	386,602	338,122	87.5%	$23.94
Two Ravinia Drive	Atlanta	GA	1987	411,047	292,994	71.3%	26.78
Westchase I & II	Houston	TX	1983/2008	629,025	495,672	78.8%	31.26
Pershing Park Plaza	Atlanta	GA	1989	160,145	156,013	97.4%	36.99
999 Peachtree	Atlanta	GA	1987	621,946	517,832	83.3%	31.82
South Total				4,386,819	3,650,550	83.2%	28.79
380 Interlocken	Broomfield	CO	2000	240,359	218,318	90.8%	31.44
1999 Broadway	Denver	CO	1986	677,378	507,627	74.9%	32.75
1001 17th Street	Denver	CO	1977/2006	655,420	631,563	96.4%	36.31
600 17th Street	Denver	CO	1982	609,112	522,557	85.8%	33.07
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	26.07
390 Interlocken	Broomfield	CO	2002	241,512	237,141	98.2%	32.38
West Total				2,620,017	2,313,442	88.3%	33.07

Total Operating Properties				9,503,964	8,198,060	86.3%	29.86

Redevelopment Properties (c)
Forest Park	Charlotte	NC	1999	62,212	—	—%	—
Blue Lagoon Drive	Miami	FL	2002	213,182	—	—%	—
801 Marquette Ave	Minneapolis	MN	1923/2017	129,821	32,754	25.2%	19.23
Total Redevelopment Properties				405,215	32,754	8.1%	19.23

Grand Total				9,909,179	8,230,814	83.1%	$29.81

(a)	Based on weighted occupied square feet for the nine months ended September 30, 2019, including month-to-month tenants, divided by the Property’s net rentable square footage.
(b)Represents annualized GAAP rental revenue for the nine months ended September 30, 2019, per weighted occupied square foot.
(c)Redevelopment Properties include properties in the process of being redeveloped, or are completed but not yet stabilized.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $20.2 million and $11.2 million at September 30, 2019 and December 31, 2018, respectively. The increase of $9.0 million is attributable to $60.0 million provided by operating activities, plus $3.0 million provided by investing activities less $54.0 million used in financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real estate properties.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2019 of $60.0 million is primarily attributable to net income of $2.8 million plus the add-back of $62.7 million of non-cash expenses, an increase to accounts payable, accrued expenses and accrued compensation of $3.6 million, a decrease in tenant security deposits of $2.7 million and a decrease in prepaid and other assets of $1.3 million. These amounts were partially offset by an increase in payments of deferred leasing commissions of $9.5 million, an increase in lease acquisition costs of $3.2 million, and an increase in tenant rent receivables of $0.4 million.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2019 of $3.0 million is primarily attributable to the repayment of two Sponsored REIT Loans in the aggregate of $51.8 million and proceeds received from a liquidating trust of $1.5 million. These sources were partially offset by purchases of other real estate assets and office equipment investments of approximately $47.9 million and an investment in related party mortgage loan receivable of $2.4 million.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2019 of $54.0 million is primarily attributable to distributions paid to stockholders of $28.9 million, net repayments on the BAML Revolver (as defined below) of $25.0 million and deferred financing costs incurred of $0.1 million.

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

The JPM Term Loan bears interest at either (i) a number of basis points over a LIBOR-based rate depending on the Company’s credit rating (125.0 basis points over the LIBOR-based rate at September 30, 2019) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25.0 basis points over the base rate at September 30, 2019).

Although the interest rate on the JPM Term Loan is variable under the JPM Credit Agreement, the Company fixed the LIBOR-based rate on a portion of the JPM Term Loan by entering into interest rate swap transactions. On March 7, 2019, the Company entered into ISDA Master Agreements with various financial institutions to hedge a $100 million portion of the future LIBOR-based rate risk under the JPM Credit Agreement. Effective March 29, 2019, the Company fixed the LIBOR-based rate at 2.44% per annum on a $100 million portion of the JPM Term Loan until November 30, 2021. Accordingly, based upon the Company’s credit rating, as of September 30, 2019, the effective interest rate on a $100 million portion of the JPM Term Loan was 3.69% per annum.

Based upon the Company’s credit rating, as of September 30, 2019, the effective interest rate on the unhedged $50 million portion of the JPM Term Loan was 3.31% per annum. The weighted average interest rate on the unhedged $50 million portion of the JPM Term Loan during the nine months ended September 30, 2019 was approximately 3.68% per annum. The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2018 was approximately 3.33% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the JPM Term Loan financial covenants as of September 30, 2019.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (125 basis points over LIBOR at September 30, 2019) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25 basis points over the base rate at September 30, 2019).

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum until August 26, 2020. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of September 30, 2019, the effective interest rate on the BMO Term Loan was 3.57% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or the administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of September 30, 2019.

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

As of September 30, 2019, there were no borrowings outstanding under the BAML Revolver. The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.20% over LIBOR at September 30, 2019) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at September 30, 2019). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.25% at September 30, 2019).

Based upon the Company’s credit rating, as of September 30, 2019 the interest rate on the BAML Revolver was 3.22% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the nine months ended September 30, 2019 was approximately 3.67% per annum. As of December 31, 2018, there were borrowings of $25 million outstanding under the BAML Revolver at an interest rate of 3.63% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2018 was approximately 3.09% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.35% over LIBOR at September 30, 2019) or (ii) a margin over the base rate depending on the Company’s credit rating (0.35% over the base rate at September 30, 2019).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into an interest rate swap agreement. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021. Accordingly, based upon the Company’s credit rating, as of September 30, 2019, the effective interest rate on the BAML Term Loan was 2.47% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BAML Credit Facility financial covenants as of September 30, 2019.

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

Equity Securities

As of September 30, 2019, we had an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our debt securities, common stock, preferred stock or depository shares. From time to time, we expect to issue debt securities, common stock, preferred stock or depository shares under our existing automatic shelf registration statements or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage. As of September 30, 2019, we were committed to fund up to $26.5 million to two Sponsored REITs under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes, of which $21.3 million has been drawn and is outstanding. We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from refinancing, long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Additional information about our Sponsored REIT Loans outstanding as of September 30, 2019, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part I, Item 1, Note 2, “Related Party Transactions and Investments in Non-Consolidated Entities”, in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the three and nine months ended September 30, 2019 and 2018, respectively, the rental income exceeded the expenses for each individual property, with the exception of one property located in Minneapolis, Minnesota for each of the three and nine months ended September 30, 2019 and 2018, respectively, and one property located in Houston, Texas for the three and nine months ended September 30, 2018.

Our property located at 801 Marquette Avenue in Minneapolis, Minnesota (“801 Marquette Avenue”) had approximately 170,000 square feet of rentable space and became vacant in January 2016. On June 30, 2016, we commenced a redevelopment plan for the property and substantially completed the redevelopment in the second quarter of 2017. Redevelopment of 801 Marquette Avenue resulted in approximately 129,800 of net rentable square feet for the property. As of September 30, 2019, we have signed leases with two tenants that now occupy 48,000 square feet, or 37% of rentable square feet at the property. As a result, we had rental income of $259,000 and operating expenses of $277,000 during the three months ended September 30, 2019. We had rental income of $472,000 and operating expenses of $839,000 during the nine months ended September 30, 2019. We had no rental income and operating expenses of $27,000 during the three months ended September 30, 2018. We had no rental income and operating expenses of $116,000 during the nine months ended September 30, 2018.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. As of September 30, 2019 and December 31, 2018, if market rates on our outstanding borrowings under the BAML Revolver and the floating rate portion of the JPM Term Loan increased by 10% at maturity, or approximately 32 and 38 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.2 million and $0.7 million annually, respectively. Based upon our credit rating, the interest rate on the BAML Revolver as of September 30, 2019 was LIBOR plus 120 basis points, or 3.22% per annum. Based upon our credit rating, the interest rate on the $50 million portion of the JPM Term Loan that is not subject to interest rate swap transactions as of September 30, 2019 was the LIBOR-based rate plus 125 basis points, or 3.68% per annum. We do not believe that the interest rate risk on the BAML Revolver and the JPM Term Loan is material as of September 30, 2019.

Although the interest rates on the BMO Term Loan, the BAML Term Loan and the JPM Term Loan are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BAML Term Loan, and the LIBOR-based rate on a $100 million portion of the JPM Term Loan, by entering into interest rate swap agreements. On July 22, 2016, the Company fixed the interest rate for the period beginning on September 27, 2017 and ending on September 27, 2021 on the BAML Term Loan with multiple interest rate swap agreements (the “2017 Interest Rate Swap”). On August 26, 2013, the Company fixed the interest rate until August 26, 2020 on the BMO Term Loan with an interest rate swap agreement (the “2013 BMO Interest Rate Swap”). On March 7, 2019, the Company fixed the interest rate for the period beginning on March 29, 2019 and ending on November 30, 2021 for the notional value of $100 million on the JPM Term Loan (the “2019 JPM Interest Rate Swap”). On February 20, 2019, the Company fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan (the “2019 BMO Interest Rate Swap”). Accordingly, based upon our credit rating, as of September 30, 2019, the interest rate on the BAML Term Loan was 2.47% per annum, the interest rate on the BMO Term Loan was 3.57% per annum, and the interest rate on $100 million of the JPM Term Loan was 3.69% per annum. The fair value of these interest rate swaps are affected by changes in market interest rates. We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the 2017 Interest Rate Swap from September 27, 2017 until September 27, 2021. We believe that we have mitigated interest rate risk with respect to the BMO Term Loan through the 2013 BMO Interest Rate Swap and the 2019 BMO Interest Rate Swap until January 31, 2024. We believe that we have mitigated the interest rate risk on a $100 million portion of the JPM Term Loan until November 30, 2021 with the 2019 JPM Interest Rate Swap. These interest rate swaps were our only derivative instruments as of September 30, 2019.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BAML Term Loan, BMO Term Loan and a portion of the JPM Term Loan as of September 30, 2019 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$2,844
2013 BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(1,291)
2019 JPM Interest Rate Swap	$100,000	2.44%	Mar-19	Nov-21	$(2,032)
2019 BMO Interest Rate Swap (1)	$220,000	2.39%	Aug-20	Jan-24	$(6,611)

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

The Company’s derivatives are recorded at fair value in other assets and liabilities in the consolidated balance sheets, the effective portion of the derivatives’ fair value is recorded to other comprehensive income in the consolidated statements of other comprehensive income (loss) and the ineffective portion of the derivatives’ fair value is recognized directly into earnings as Other in the consolidated statements of income.

The following table presents, as of September 30, 2019, our contractual variable rate borrowings under our BAML Revolver, which matures on January 12, 2022, under our JPM Term Loan, which matures on November 30, 2021, under our

BAML Term Loan, which matures on January 12, 2023, under our BMO Term Loan, for which tranche A matures on November 30, 2021 and tranche B matures on January 31, 2024, under our Series A Notes, which mature on December 20, 2024, and under our Series B Notes, which mature on December 20, 2027. Under the BAML Revolver, we have the right to extend the initial maturity date with two additional six month extensions, or until January 12, 2023, upon payment of a fee and satisfaction of certain customary conditions.

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

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

As of September 30, 2019, there have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

3.1 (1)	Articles of Incorporation, as amended

3.2 (2)	Amended and Restated By-laws.

31.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Footnotes	Description

(1)	Incorporated by reference to Exhibit 3.1 to FSP Corp.’s Quarterly Report on Form 10-Q, filed on July 30, 2019 (File No. 001-32470).

(2)	Incorporated by reference to Exhibit 3.2 to FSP Corp.’s Current Report on Form 8-K, filed on May 14, 2019 (File No. 001-32470).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: October 29, 2019	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: October 29, 2019	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)