Form 10-K
period 2019-12-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2020-02-11
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 001-32470

FRANKLIN STREET PROPERTIES CORP.

(Exact name of registrant as specified in its charter)

Maryland	04-3578653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Edgewater Place, Suite 200, Wakefield, Massachusetts	01880
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 557-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $.0001 par value per share	FSP	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price as reported on NYSE American, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2019, was approximately $759,493,045.

There were 107,269,201 shares of common stock of the registrant outstanding as of February 6, 2020.

Documents incorporated by reference: The registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s Annual Meeting of Stockholders to be held on May 14, 2020 (the “Proxy Statement”). The information required in response to Items 10 — 14 of Part III of this Form 10-K, other than that contained in Part I under the caption, “Information about our Executive Officers,” is hereby incorporated by reference to the Proxy Statement.

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

Our current strategy is to invest in infill and central business district office properties in the United States sunbelt and mountain west regions as well as select opportunistic markets. We believe that the United States sunbelt and mountain west regions have macro-economic drivers that have the potential to increase occupancies and rents. We seek value-oriented investments with an eye towards long-term growth and appreciation, as well as current income.

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

Real Estate

We own and operate a portfolio of real estate consisting of 35 office properties as of December 31, 2019, consisting of 32 operating properties and 3 redevelopment properties. We derive rental revenue from income paid to us by tenants of these properties. See Item 2 of this Annual Report on Form 10-K for more information about our properties. From time-to-time we dispose of properties generating gains or losses in an ongoing effort to improve and upgrade our portfolio.

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

From time-to-time we may make secured loans to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes. We anticipate that these loans will be repaid at their maturity or earlier from long-term financings of the underlying properties, cash flows from the underlying properties or some other capital event. We refer to these loans as Sponsored REIT Loans. We had one Sponsored REIT Loan secured by real estate outstanding as of December 31, 2019, from which we derive interest income.

Sustainability

As an owner of commercial real estate, a sector with significant environmental, social and governance “ESG” impact, we strive to maximize shareholder value through the prudent application of sound ESG strategies. Our efforts have been awarded recognition from various third party review entities, such as GRESB, ENERGY STAR and LEED. For more details on our programs, key performance indicators, and achivements, please review the ESG tab on our website, www.fspreit.com.

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

We may acquire, and have acquired, real properties in any geographic area of the United States and of any property type. We own 35 office properties that are located in 10 different states as of December 31, 2019, which consist of 32 operating properties and 3 redevelopment properties. See Item 2 of this Annual Report on Form 10-K for more information about our properties.

From time to time, as market conditions warrant, we may sell properties owned by us. We did not sell any properties during 2019 or 2018. We sold an office property located in Milpitas, California on January 6, 2017 at a $2.3 million gain and an office property located in Baltimore, Maryland on October 20, 2017 at a $20.8 million loss. When we sell a property, we either distribute some or all of the sale proceeds to our stockholders as a distribution or retain some or all of such proceeds for investment in real properties or other corporate activities.

We rely on the following principles in selecting real properties for acquisition by FSP Corp. and managing them after acquisition:

●	we seek to buy or develop investment properties at a price which produces value for investors and avoid overpaying for real estate merely to outbid competitors;
●	we seek to buy or develop properties in excellent locations with substantial infrastructure in place around them and avoid investing in locations where the future construction of such infrastructure is speculative;
●	we seek to buy or develop properties that are well-constructed and designed to appeal to a broad base of users and avoid properties where quality has been sacrificed for cost savings in construction or which appeal only to a narrow group of users;
●	we aggressively manage, maintain and upgrade our properties and refuse to neglect or undercapitalize management, maintenance and capital improvement programs; and
●	we believe that we have the ability to hold properties through down cycles because we generally do not have mortgage debt on the Company, which could place the properties at risk of foreclosure. As of February 6, 2020, none of our owned properties were subject to mortgage debt.

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

Employees

We had 37 employees as of each of February 6, 2020 and December 31, 2019.

Available Information

We make available, free of charge through our website http://www.fspreit.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission, or SEC.

We will voluntarily provide paper copies of our filings and code of ethics upon written request received at the address on the cover of this Annual Report on Form 10-K, free of charge.

Directors of FSP Corp.

The following table sets forth the names, ages and positions of all our directors as of February 6, 2020.

Name	Age	Position
George J. Carter (6)	71	Chief Executive Officer and Chairman of the Board
John N. Burke (1) (2) (3) (5) (7)	58	Director
Brian N. Hansen (1) (2) (3) (4) (9)	48	Director
Kenneth Hoxsie (1) (3) (5)	69	Director
Dennis J. McGillicuddy (1) (4)	78	Director
Georgia Murray (1) (2) (6) (8) (10)	69	Director
Kathryn P. O'Neil (2) (3) (5)	56	Director
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	Term expiring at 2022 Annual Meeting of Stockholders
(5)	Term expiring at 2021 Annual Meeting of Stockholders
(6)	Term expiring at 2020 Annual Meeting of Stockholders
(7)	Chair of the Audit Committee
(8)	Chair of the Compensation Committee
(9)	Chair of the Nominating and Corporate Governance Committee
(10)	Lead Independent Director

George J. Carter, age 71, is Chief Executive Officer and has been Chairman of the Board of Directors of FSP Corp. since 2002. Mr. Carter also was the President of FSP Corp. from 2002 to May 2016. Mr. Carter is responsible for all aspects of the business of FSP Corp. and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. Prior to the conversion, he was President of the general partner of the FSP Partnership and was responsible for all aspects of the business of the FSP Partnership and its affiliates. From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”). Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.).

John N. Burke, age 58, has been a Director of FSP Corp. since 2004 and Chair of the Audit Committee since June 2004. Mr. Burke is a certified public accountant with over 30 years of experience in the practice of public accounting working with both private and publicly traded companies with extensive experience serving clients in the real estate and REIT industry. His experience includes analysis and evaluation of financial reporting, accounting systems, internal controls and audit matters. Mr. Burke has been involved as an advisor on several public offerings, private equity and debt financings and merger and acquisition transactions. Mr. Burke’s consulting experience includes a wide range of accounting, tax and business planning matters. Prior to starting his own firm in 2003, Mr. Burke was an Audit Partner in the Boston office of BDO USA, LLP. Mr. Burke is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of CPAs. Mr. Burke earned an M.S. in Taxation and studied undergraduate accounting at Bentley University.

Brian N. Hansen, age 48, has been a Director of FSP Corp. since 2012 and Chair of the Nominating and Corporate Governance Committee since 2013. Since 2007, Mr. Hansen has served as President and Chief Operating Officer of Confluence Investment Management LLC, a St. Louis based Registered Investment Advisor. Prior to founding Confluence in 2007, Mr. Hansen served as a Managing Director in A.G. Edwards’ Financial Institutions & Real Estate Investment Banking practice. While at A.G. Edwards, Mr. Hansen advised a wide variety of Real Estate Investment Trusts on numerous capital markets transactions, including public and private offerings of debt and equity securities as well as the analysis of various merger & acquisition opportunities. Prior to joining A.G. Edwards, Mr. Hansen served as a Manager in Arthur Andersen LLP’s Audit & Business Advisory practice. Mr. Hansen has served on the boards of a number of non-profit entities and currently serves on the Investment Committee of the Archdiocese of St. Louis and as a member of the St. Louis County Retirement Board. Mr. Hansen earned his M.B.A. from the Kellogg School of Management at Northwestern University and his Bachelor of Science in Commerce from DePaul University. Mr. Hansen is a Certified Public Accountant.

Kenneth A. Hoxsie, age 69, has been a Director of FSP Corp. since January 2016. Mr. Hoxsie was a Partner at the international law firm of Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) until his retirement on December 31, 2015. He joined Hale and Dorr (the predecessor of WilmerHale) in 1981, subsequently worked at Copley Real Estate Advisors, an institutional real estate investment advisory firm, and rejoined Hale and Dorr in 1994. Mr. Hoxsie has over 30 years’ experience in real estate capital markets transactions, fund formation, public company counseling and mergers and acquisitions and has advised the Company since its formation in 1997. Mr. Hoxsie earned his J.D. (Cum Laude) from Harvard Law School, his M.A. from Harvard University and his B.A. (Summa Cum Laude) from Amherst College, where he was elected to Phi Beta Kappa.

Dennis J. McGillicuddy, age 78, has been a Director of FSP Corp. since May 2002. Mr. McGillicuddy graduated from the University of Florida with a B.A. degree and from the University of Florida Law School with a J.D. degree. In 1968, Mr. McGillicuddy joined Barry Silverstein in founding Coaxial Communications, a cable television company. In 1998 and 1999, Coaxial sold its cable systems. Mr. McGillicuddy has served on the boards of various charitable organizations. He is currently president of the Board of Trustees of Florida Studio Theater, a professional non-profit theater organization, and he serves as a Co-Chair, together with his wife, of Embracing Our Differences, an annual two-month long art exhibit that promotes the values of diversity and inclusion. Mr. McGillicuddy also is a director of All-Star Children’s Foundation, an organization engaged in creating a new paradigm for foster care.

Georgia Murray, age 69, has been a Director of FSP Corp. since April 2005, Chair of the Compensation Committee since October 2006 and Lead Independent Director since February 2014. Ms. Murray is retired from Lend Lease Real Estate Investments, Inc., where she served as a Principal from November 1999 until May 2000. From 1973 through October 1999, Ms. Murray worked at The Boston Financial Group, Inc., serving as Senior Vice President and a Director at times during her tenure. Boston Financial was an affiliate of the Boston Financial Group, Inc. She is a past Trustee of the Urban Land Institute and a past President of the Multifamily Housing Institute. Ms. Murray previously served on the Board of Directors of Capital Crossing Bank. She also serves on the boards of numerous non-profit entities. Ms. Murray is a graduate of Newton College.

Kathryn P. O’Neil, age 56, has been a Director of FSP Corp. since January 2016. Ms. O’Neil was a Director at Bain Capital in the Investor Relations area where she focused on Private Equity and had oversight of the Investment Advisory sector from 2011 until her retirement in 2014. From 1999 to 2007, Ms. O’Neil was a Partner at FLAG Capital Management LLC, a manager of fund-of-funds investment vehicles in private equity, venture capital, real estate and natural resources. Previously, Ms. O’Neil was an Investment Consultant at Cambridge Associates where she specialized in Alternative Assets. Ms. O’Neil currently serves on a variety of non-profit boards, including the Peabody Essex Museum where she is a Director and a member of the Finance, Audit, and Investment Committees, Horizon’s for Homeless Children where she is a Director and serves on the Executive and Finance Committees, and the Trustees of Reservations where she serves on the President’s Council and Investment Committee. Ms. O’Neil is a Trustee Emeritus of Colby College and a former member of the Board of Overseers of the Boston Museum of Science. Ms. O’Neil holds a B.A. (Summa Cum Laude) and M.A. (Honorary) from Colby College where she was elected to Phi Beta Kappa. Ms. O’Neil received her M.B.A. from The Harvard Graduate School of Business Administration.

Information about our Executive Officers

The following table sets forth the names, ages and positions of all our executive officers as of February 6, 2020.

Name	Age	Position
George J. Carter (1)	71	Chief Executive Officer and Chairman of the Board
Jeffrey B. Carter	48	President and Chief Investment Officer
Scott H. Carter	48	Executive Vice President, General Counsel and Secretary
John G. Demeritt	59	Executive Vice President, Chief Financial Officer and Treasurer
John F. Donahue	53	Executive Vice President
Eriel Anchondo	42	Executive Vice President and Chief Operating Officer
(1)	Information about George J. Carter is set forth above. See “Directors of FSP Corp.”

Jeffrey B. Carter, age 48, is President and Chief Investment Officer of FSP Corp. Mr. Carter served as Executive Vice President and Chief Investment Officer from February 2012 until May 2016, when he was appointed as President in addition to his position as Chief Investment Officer. Previously, Mr. Carter served as Senior Vice President and Director of Acquisitions of FSP Corp. from 2005 to 2012 and as Vice President - Acquisitions from 2003 to 2005. Mr. Carter oversees the day-to-day execution of the Company’s strategic objectives and business plan. In addition, Mr. Carter is primarily responsible for developing and implementing the Company’s investment strategy, including coordination of acquisitions and dispositions. Prior to joining FSP Corp., Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida. Mr. Carter is a graduate of Arizona State University (B.A.), The George Washington University (M.A.) and Cornell University (M.B.A.). Mr. Carter’s father, George J. Carter, serves as Chief Executive Officer and Chairman of the Board of Directors of FSP Corp. and Mr. Carter’s brother, Scott H. Carter, serves as Executive Vice President, General Counsel and Secretary of FSP Corp.

Scott H. Carter, age 48, is Executive Vice President, General Counsel and Secretary of FSP Corp. Mr. Carter has served as General Counsel since February 2008. Mr. Carter joined FSP Corp. in October 2005 as Senior Vice President and In-house Counsel. Mr. Carter is primarily responsible for the management of all of the legal affairs of FSP Corp. and its affiliates. Prior to joining FSP Corp. in October 2005, Mr. Carter was associated with the law firm of Nixon Peabody LLP, which he originally joined in 1999. At Nixon Peabody LLP, Mr. Carter concentrated his practice on the areas of real estate syndication, acquisitions and finance. Mr. Carter received a Bachelor of Business

Administration (B.B.A.) degree in Finance and Marketing and a Juris Doctor (J.D.) degree from the University of Miami. Mr. Carter is admitted to practice law in the Commonwealth of Massachusetts. Mr. Carter’s father, George J. Carter, serves as Chief Executive Officer and Chairman of the Board of Directors of FSP Corp. and Mr. Carter’s brother, Jeffrey B. Carter, serves as President and Chief Investment Officer of FSP Corp.

John G. Demeritt, age 59, is Executive Vice President, Chief Financial Officer and Treasurer of FSP Corp. and has been Chief Financial Officer since March 2005. Mr. Demeritt previously served as Senior Vice President, Finance and Principal Accounting Officer from September 2004 to March 2005. Prior to September 2004, Mr. Demeritt was a Manager with Caturano & Company, an independent accounting firm (which later merged with McGladrey) where he focused on Sarbanes Oxley compliance. Previously, from March 2002 to March 2004 he provided consulting services to public and private companies where he focused on SEC filings, evaluation of business processes and acquisition integration. During 2001 and 2002 he was Vice President of Financial Planning & Analysis at Cabot Industrial Trust, a publicly traded real estate investment trust, which was acquired by CalWest in December 2001. From October 1995 to December 2000 he was Controller and Officer of The Meditrust Companies, a publicly traded real estate investment trust (formerly known as The La Quinta Companies, which was then acquired by the Blackstone Group), where he was involved with a number of merger and financing transactions. Prior to that, from 1986 to 1995 he had financial and accounting responsibilities at three other public companies, and was previously associated with Laventhol & Horwath, an independent accounting firm from 1983 to 1986. Mr. Demeritt is a Certified Public Accountant and holds a Bachelor of Science degree from Babson College.

John F. Donahue, age 53, is Executive Vice President of FSP Corp. and President of FSP Property Management LLC and has held those positions since May 2016. Mr. Donahue is primarily responsible for the oversight of the management of all of the real estate assets of FSP Corp. and its affiliates. Mr. Donahue joined FSP Corp. in August 2001 as Vice President of FSP Property Management LLC. From 2001 to May 2016, Mr. Donahue was responsible for the management of real estate assets of FSP Corp. and its affiliates. From 1992 to 2001, Mr. Donahue worked in the pension fund advisory business for GE Capital and AEW Capital Management with oversight of office, research and development, industrial and land investments. From 1989 to 1992, Mr. Donahue worked for Krupp Realty in various accounting and finance roles. Mr. Donahue holds a Bachelor of Science in Business Administration degree from Bryant College.

Eriel Anchondo, age 42, is Executive Vice President and Chief Operating Officer of FSP Corp. and has held those positions since May 2016. Mr. Anchondo joined FSP Corp. in 2015 as Senior Vice President of Operations. Mr. Anchondo is responsible for ensuring that the Company has the proper operational controls, administrative and reporting procedures, and people systems and infrastructure in place to effectively grow the organization and maintain financial strength and operating efficiency. Prior to joining FSP Corp., from July 2014 to December 2014, Mr. Anchondo provided consulting services to the retail banking division of ISBAN, which is part of the Technology and Operations division of the Santander Group of financial institutions. From May 2007 to July 2013, Mr. Anchondo was employed by Mercer, a global consulting leader in talent, health, retirement, and investments, as an Employee Education Manager across all lines of Mercer’s business. From May 2005 to May 2007, Mr. Anchondo was a Communications Consultant at New York Life Investment Management. From December 2002 to May 2005, Mr. Anchondo worked in the Preferred Client Services Group at Putnam Investments. Mr. Anchondo is a graduate of Boston University (B.A.) and Cornell University (M.B.A.).

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

As of December 31, 2019, we had no borrowings under the revolving line of credit portion of our BAML Credit Facility that bears interest at variable rates based on our credit rating, from which we may incur indebtedness in the future. Borrowings under the revolving line of credit portion of our BAML Credit Facility may not exceed $600 million outstanding at any time. As of December 31, 2019, $400 million was drawn and outstanding under the term loan portion of our BAML Credit Facility. The BAML Credit Facility includes an accordion feature that allows for an aggregate amount of up to $500 million of additional borrowing capacity. On July 22, 2016, we fixed the base LIBOR rate on the term loan portion of the BAML Credit Facility at 1.12% until September 27, 2021 by entering into an interest rate swap agreement.

As of December 31, 2019, $220 million was drawn and outstanding under the BMO Term Loan, although such amount may be increased by up to an additional $100 million through the exercise of an accordion feature. The BMO Term Loan consists of a $55 million tranche A term loan and a $165 million tranche B term loan. On August 26, 2013, we fixed the base LIBOR rate on the BMO Term Loan at 2.32% per annum until August 26, 2020 by entering into an interest rate swap agreement. On February 20, 2019, we fixed the base LIBOR rate on the BMO Term Loan at 2.39% per annum for the period beginning August 26, 2020 and ending on January 31, 2024, by entering into interest rate swap agreements.

As of December 31, 2019, $150 million was drawn and outstanding under the JPM Term Loan. The JPM Term Loan bears interest at variable rates based on our credit rating. Effective March 29, 2019, we fixed the LIBOR-based rate at 2.44% per annum on a $100 million portion of the JPM Term Loan until November 30, 2021, by entering into interest rate swap agreements.

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

We may be adversely affected by the expected discontinuance of LIBOR. In July 2017, the United Kingdom Financial Conduct Authority (the regulatory authority over LIBOR) announced that it will plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. The Alternative Reference Rates Committee (ARRC), a group of private-market participants assembled by the Federal Reserve Board and the Federal Reserve Bank of New York, has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to LIBOR for derivatives and other financial contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement in the United States. In addition, other benchmarks may emerge or other rates may be adopted outside of the United States. Although the full impact of the transition away from LIBOR, including the discontinuance of LIBOR publication and the adoption of a replacement rate for LIBOR, remains unclear, these changes may have an adverse impact on our financing costs with respect to any floating rate indebtedness.

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

As of December 31, 2019, we owned 35 properties, consisting of 32 operating properties and 3 redevelopment properties. Some or all of these properties may decline in value. To the extent our real properties decline in value, our stockholders could lose some or all of the value of their investments. The value of our common stock may be adversely affected if the real properties held by us decline in value since these real properties represent the majority of the tangible assets held by us. Moreover, if we are forced to sell or lease the real property held by us below its initial purchase price or its carrying costs, respectively, or if we are forced to lease real property at below market rates because of the condition of the property, our results of operations would be adversely affected and such negative results of operations may result in lower dividends being paid to holders of our common stock.

New acquisitions may fail to perform as expected.

We may fund the acquisition of new properties with cash, by drawing on the revolving line of credit portion of our BAML Credit Facility, by assuming existing indebtedness, by entering into new indebtedness, by issuing debt securities, by issuing shares of our stock or by other means. Our acquisition activities are subject to the following risks:

●	acquired properties may fail to perform as expected;
●	the actual costs of repositioning, redeveloping or maintaining acquired properties may be greater than our estimates; and
●	we may be unable to quickly and efficiently integrate new acquisitions into our existing operations, and this could have an adverse effect on our results of operations and financial condition.

We face risks in owning, developing, redeveloping and operating real property.

An investment in us is subject to the risks incident to the ownership, development, redevelopment and operation of real estate-related assets. These risks include the fact that real estate investments are generally illiquid, which may affect our ability to vary our portfolio in response to changes in economic and other conditions, as well as the risks normally associated with:

●	changes in general and local economic conditions;
●	the supply or demand for particular types of properties in particular markets;
●	changes in market rental rates;
●	the impact of environmental protection laws;
●	changes in tax, real estate and zoning laws; and

●	the impact of obligations and restrictions contained in title-related documents.

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

As of December 31, 2019, approximately 15%, 13%, 11% and 11% of our tenants as a percentage of the total rentable square feet operated in the information technology and computer services industry, the energy services industry, the non-legal professional services industry and the legal services industry, respectively. An economic downturn in these or any industry in which a high concentration of our tenants operate or in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us, which could adversely affect our financial condition and results of operations.

We face risks from geographic concentration.

The properties in our portfolio as of December 31, 2019, by aggregate square footage, are distributed geographically as follows: South — 46.4%, West — 26.4%, Midwest — 17.0% and East — 10.2%. However, within certain of those regions, we hold a larger concentration of our properties in Greater Denver, Colorado — 26.4%, Atlanta, Georgia — 19.8%, Houston, Texas — 12.0% and Dallas, Texas — 12.4%. We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions. Given the fact that the Dallas, Denver and Houston metropolitan areas have a significant presence in the energy sector, a prolonged period of low oil or natural gas prices, or other factors negatively impacting the energy industry, could have an adverse impact on our ability to maintain the occupancy of our properties in those areas or could cause us to lease space at rates below current in-place rents, or at rates below the rates we have leased space in those areas in the prior year. In addition, factors negatively impacting the energy industry could reduce the market values of our properties in those areas, which could reduce our net asset value and adversely affect our financial condition and results of operations, or cause a decline in the value of our common stock.

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

In addition, we cannot assure you that:

●	future laws, ordinances or regulations will not impose any material environmental liability;
●	the current environmental conditions of our properties will not be affected by the condition of properties in the vicinity of such properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us;
●	tenants will not violate their leases by introducing hazardous or toxic substances into our properties that could expose us to liability under federal or state environmental laws; or
●	environmental conditions, such as the growth of bacteria and toxic mold in heating and ventilation systems or on walls, will not occur at our properties and pose a threat to human health.

We face possible risks associated with the physical effects of climate change.

               The physical effects of climate change could have a material adverse effect on our properties, operations and business. For example, climate change could increase utility and other costs of operating our properties, including increased costs for energy, water, insurance, regulatory compliance and other supply chain materials, which if not offset by rising rental income and/or paid by tenants, could have a material adverse effect on our properties, operations and business. We are also subject to climate change induced severe storm hazards, which to the extent not covered by insurance, could result in significant capital expenditures. Over time, the physical effects of climate change could result in declining demand for office space in our buildings or our inability to operate the buildings at all.

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

Pursuant to Executive Order 13224 and other laws, the Office of Foreign Assets Control of the United States Department of the Treasury, or OFAC, maintains a list of persons designated as terrorists or who are otherwise blocked or banned, which we refer to as Prohibited Persons. OFAC regulations and other laws prohibit conducting business or engaging in transactions with Prohibited Persons (the “OFAC Requirements”). Our current leases and certain other agreements require the other party to comply with the OFAC Requirements. If a tenant or other party with whom we contract is placed on the OFAC list, we may be required by the OFAC Requirements to terminate the lease or other agreement. Any such termination could result in a loss of revenue or a damage claim by the other party that the termination was wrongful.

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

The price of our common stock may vary.

The market prices for our common stock may fluctuate with changes in market and economic conditions, including the market perception of real estate investment trusts (REITs) in general, and changes in our financial condition and results of operations. Such fluctuations may depress the market price of our common stock independent of the financial performance of FSP Corp. The market conditions for REIT stocks generally could affect the market price of our common stock.

We would incur adverse tax consequences if we failed to qualify as a REIT.

The provisions of the tax code governing the taxation of REITs are very technical and complex, and although we expect that we will be organized and will operate in a manner that will enable us to meet such requirements, no assurance can be given that we will always succeed in doing so. In addition, as a result of our past acquisition of certain Sponsored REITs by merger, which we refer to as target REITs, we might no longer qualify as a REIT. We could lose our ability to so qualify for a variety of reasons relating to the nature of the assets acquired from the target REITs, the identity of the stockholders of the target REITs who become our stockholders or the failure of one or more of the target REITs to have previously qualified as a REIT. Moreover, if one or more of the target REITs that we acquired in May 2008, April 2006, April 2005 or June 2003 did not qualify as a REIT immediately prior to the consummation of its acquisition, we could be disqualified as a REIT as a result of such acquisition.

If in any taxable year we do not qualify as a REIT, we would be taxed as a corporation and distributions to our stockholders would not be deductible by us in computing our taxable income. In addition, if we were to fail to qualify as a REIT, we could be disqualified from treatment as a REIT in the year in which such failure occurred and for the next four taxable years and, consequently, we would be taxed as a regular corporation during such years. Failure to qualify for even one taxable year could result in a significant reduction of our cash available for distribution to our stockholders or could require us to incur indebtedness or liquidate investments in order to generate sufficient funds to pay the resulting federal income tax liabilities.

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

Ownership Limits. In order for us to maintain our qualification as a REIT, the holders of our common stock may be limited to owning, either directly or under applicable attribution rules of the Internal Revenue Code, no more than 9.8% of the lesser of the value or the number of our equity shares, and no holder of common stock may acquire or transfer shares that would result in our shares of common stock being beneficially owned by fewer than 100 persons. Such ownership limit may have the effect of preventing an acquisition of control of us without the approval of our board of directors. Our Articles of Incorporation give our board of directors the right to refuse to give effect to the acquisition or transfer of shares by a stockholder in violation of these provisions.

Board Terms. Prior to our 2019 annual meeting of stockholders, our board of directors was divided into three classes, with directors of each class elected to serve a three year term. Following the 2019 annual meeting of stockholders, we amended our articles of incorporation to provide that each of the successors to the directors whose terms expired in 2020 would be elected to serve until the next annual meeting of stockholders, each of the successors to the directors whose terms expired in 2021, along with the successors to the directors elected at the 2020 annual meeting, would be elected to serve until the following annual meeting of stockholders and beginning with the annual meeting of stockholders in 2022 all directors would be elected to serve until the next annual meeting of stockholders. As a result, during the transition period prior to the 2022 annual meeting of stockholders, the staggered terms for directors may affect our stockholders’ ability to effect a change in control even if a change in control may be in the stockholders best interest.

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

Supermajority Votes Required. Our Articles of Incorporation require the affirmative vote of the holders of no less than 80% of the shares of capital stock outstanding and entitled to vote in order (i) to amend the provisions of our Articles of Incorporation relating to the removal of directors, limitation of liability of officers and directors or indemnification of officers and directors or (ii) to amend our Articles of Incorporation to impose cumulative voting in the election of directors. These provisions could have the effect of delaying or preventing a change in control even if a change in control may be in our stockholders’ best interest.

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties

Set forth below is information regarding our properties as of December 31, 2019:

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/19	of Tenants	Major Tenants (2)

Office
14151 Park Meadow Drive	3/15/01	138,537	100.0%	5	American Systems Corporation
Chantilly, VA 20151					Omniplex World Services
					Booz Allen Hamilton, Inc.

1370 & 1390 Timberlake	5/24/01	234,496	95.7%	3	Centene Management Company, LLC
Manor Parkway,					Amdocs, Inc.
Chesterfield, MO 63017

50 Northwest Point Rd.	12/5/01	177,095	100.0%	2	Citicorp Credit Services, Inc.
Elk Grove Village, IL 60005					NCS Pearson, Inc.

1350 Timberlake Manor Parkway	3/4/02	117,036	100.0%	3	Centene Management Company, LLC
Chesterfield, MO 63017					Edgewell Personal Care Company

16285 Park Ten Place	6/27/02	157,460	79.0%	7	Penn Virginia Corporation
Houston, TX 77084					Blade Energy Partners, Ltd.
					Subsea Solutions LLC

15601 Dallas Parkway	9/30/02	289,302	80.5%	11	Cyxtera Management Inc.
Addison, TX 75001					Compass Production Partners, LP
					WDT Acquisition Corporation
					Aerotek, Inc.

1500 & 1600 N. Greenville Ave.	3/3/03	300,887	88.4%	6	ARGO Data Resource Corp.
Richardson, TX 75081					EMC Corporation
					Id Software, LLC

6550 & 6560 Greenwood Plaza	2/24/05	196,236	100.0%	4	Kaiser Foundation Health Plan
Englewood, CO 80111					DirecTV, Inc.

3815-3925 River Crossing Pkwy	7/6/05	205,729	98.5%	12	Somerset CPAs, P.C.
Indianapolis, IN 46240					Crowe, LLP
					Blackboard, Inc.

5055 & 5057 Keller Springs Rd.	2/24/06	216,834	72.4%	22	See Footnote 3
Addison, TX 75001

5600, 5620 & 5640 Cox Road	7/16/03	298,183	57.2%	5	ChemTreat, Inc.
Glen Allen, VA 23060					General Electric Company

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/19	of Tenants	Major Tenants (2)

1293 Eldridge Parkway	1/16/04	248,399	100.0%	1	CITGO Petroleum Corporation
Houston, TX 77077

380 Interlocken Crescent	8/15/03	240,359	87.2%	7	VMWare, Inc.
Broomfield, CO 80021					Cooley LLP
					Sierra Financial Services, Inc.

3625 Cumberland Boulevard	6/27/06	387,267	85.3%	21	Randstad General Partner (US)
Atlanta, GA 30339					Gas South LLC
					Carestream Dental, LLC

390 Interlocken Crescent	12/21/06	241,512	98.2%	7	The Vail Corporation
Broomfield, CO 80021					AppExtremes, LLC

16290 Katy Freeway	9/28/05	156,746	84.4%	7	Olin Corporation
Houston, TX 77094					Hargrove and Associates, Inc.
					Bluware, Inc.

45925 Horseshoe Drive	12/23/08	136,658	98.9%	4	Giesecke & Devrient America, Inc.
Dulles, VA 20166

4807 Stonecroft Blvd.	6/26/09	111,469	100.0%	1	Northrop Grumman Systems Corp.
Chantilly, VA 20151

121 South Eighth Street	6/29/10	297,209	90.1%	43	Schwegman, Lundberg & Woessner
Minneapolis, MN 55402

4820 Emperor Boulevard	3/4/11	259,531	100.0%	1	IQVIA Holdings, Inc.
Durham, NC 27703

5100 & 5160 Tennyson Pkwy	3/10/11	207,049	100.0%	5	Worldventures Holdings, LLC
Plano, TX 75024					ARK-LA-TEX Financial Services, LLC

7500 Dallas Parkway	3/24/11	214,110	69.4%	6	ADS Alliance Data Systems, Inc.
Plano, TX 75024

909 Davis Street	9/30/11	195,098	93.3%	9	Houghton Mifflin Co.
Evanston, IL 60201					Aptinyx, Inc.
					Northshore University Healthsystem
					Industrious Evn 909 Davis Street

One Ravinia Drive	7/31/12	386,602	86.8%	11	T-Mobile South LLC
Atlanta, GA 30346					Cedar Document Technologies, Inc.

Two Ravinia Drive	4/8/15	411,047	71.0%	40	See Footnote 3
Atlanta, GA 30346

10370 & 10350 Richmond Ave.	11/1/12	629,025	62.3%	38	See Footnote 3
Houston, TX 77042

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/19	of Tenants	Major Tenants (2)
1999 Broadway	5/22/13	677,378	90.0%	42	United States Government
Denver, CO 80202

999 Peachtree Street	7/1/13	621,946	94.2%	37	Eversheds Sutherland (US) LLP
Atlanta, GA 30309

1001 17th Street	8/28/13	655,420	98.5%	21	Newfield Exploration
Denver, CO 80202					WPX Energy. Inc.
					Hall and Evans, LLC
					Ping Identity Corp.

45 South Seventh Street	6/6/16	326,757	88.6%	29	PricewaterhouseCoopers LLP
Minneapolis, MN 55402					Haworth Marketing & Media Company

1420 Peachtree Street, NE	8/10/16	160,145	98.9%	4	Jones Day
Atlanta, GA 30309

600 17th Street	12/1/16	609,112	89.5%	41	EOG Resources, Inc.
Denver, CO 80202

Operating portfolio		9,504,634	87.6%

Redevelopment Properties (4)
600 Forest Point Circle	7/8/99	62,212	—%	—
Charlotte, NC 28273

5505 Blue Lagoon Drive	11/6/03	213,182	73.1%	1	Lennar Homes, LLC
Miami, FL 33126

801 Marquette Ave. South	6/29/10	129,821	37.0%	2	Common Grounds Minneapolis I, LLC
Minneapolis, MN 55402					Greater Minneapolis Convention
		405,215	50.3%		& Visitor Association

Total Office		9,909,849	86.1%
(1)Date of purchase or merged entity date of purchase.
(2)	Major tenants that occupy 10% or more of the space in an individual property.
(3)	No tenant occupies more than 10% of the space.
(4)	Redevelopment Properties include properties in the process of being redeveloped, or are completed but not yet stabilized.

As of December 31, 2019, we had approximately 0.4 million rentable square feet in our Redevelopment Properties. The following table summarizes these properties:

								Estimated	Estimated
					Incurred	Percent	Estimated	Leased	Occupied
(in 000's except square feet)				Anticipated	Through	Leased	Completion	Stabilization	Stabilization
Property Name	City	State	Square Feet	Investment (1)	31-Dec-19	31-Dec-19	Date	Date	Date

Redevelopment Activity

Redevelopment in Process
Forest Park	Charlotte	NC	62,212	$4,418	$754	0.0%	30-Jun-20	30-Sep-20	31-Dec-20
Blue Lagoon Drive (2)	Miami	FL	213,182	38,896	8,748	73.1%	31-Dec-20	30-Sep-20	31-Mar-21
Total Office in Process			275,394	43,314	9,502

Redevelopment Complete But Not Stabilized
801 Marquette Ave (3)	Minneapolis	MN	129,821	$28,810	$22,956	37.0%	30-Jun-17	30-Sep-20	31-Dec-20

Total			405,215	$72,124	$32,458

(1) Anticipated investment includes capitalized redevelopment costs, capitalized interest and lease-up costs.

(2) Leased square feet was 155,808 as of December 31, 2019.

(3) Leased square feet was 48,019 as of December 31, 2019.

All of the properties listed above are owned, directly or indirectly, by us. None of our properties are subject to any mortgage loans. We have no other material undeveloped or unimproved properties, or proposed programs for material renovation or development of any of our properties in 2020. We believe that our properties are adequately covered by insurance as of December 31, 2019.

The information presented below provides the weighted average GAAP rent per square foot for the year ended December 31, 2019 for our properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in nonconsolidated REITs or those which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	December 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2019 (a)	Square Feet (b)

Meadow Point	Chantilly	VA	1999	138,537	138,537	100.0%	$25.87
Innsbrook	Glen Allen	VA	1999	298,183	170,769	57.3%	19.20
Loudoun Tech Center	Dulles	VA	1999	136,658	133,761	97.9%	18.77
Stonecroft	Chantilly	VA	2008	111,469	111,469	100.0%	28.22
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	33.81
East total				944,378	814,067	86.2%	26.16
Northwest Point	Elk Grove Village	IL	1999	177,095	177,095	100.0%	32.89
909 Davis Street	Evanston	IL	2002	195,098	177,129	90.8%	36.77
River Crossing	Indianapolis	IN	1998	205,729	195,833	95.2%	23.92
Timberlake	Chesterfield	MO	1999	234,496	227,719	97.1%	28.13
Timberlake East	Chesterfield	MO	2000	117,036	117,036	100.0%	27.18
121 South 8th Street	Minneapolis	MN	1974	297,209	246,981	83.1%	23.52
Plaza Seven	Minneapolis	MN	1987	326,757	286,272	87.6%	33.72
Midwest total				1,553,420	1,428,065	91.9%	29.46
One Overton Park	Atlanta	GA	2002	387,267	307,877	79.5%	22.80
Park Ten	Houston	TX	1999	157,460	142,738	90.7%	28.52
Addison Circle	Addison	TX	1999	289,302	216,629	74.9%	31.13
Collins Crossing	Richardson	TX	1999	300,887	290,416	96.5%	26.14
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	30.56
Park Ten Phase II	Houston	TX	2006	156,746	93,201	59.5%	27.05
Liberty Plaza	Addison	TX	1985	216,834	155,145	71.6%	23.03
Legacy Tennyson Center	Plano	TX	1999/2008	207,049	187,234	90.4%	27.88
One Legacy Circle	Plano	TX	2008	214,110	196,682	91.9%	34.79

The following table is continued from the previous page and provides the weighted average GAAP rent per square foot for the year ended December 31, 2019 for our properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in nonconsolidated REITs or those which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	December 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2019 (a)	Square Feet (b)

One Ravinia Drive	Atlanta	GA	1985	386,602	336,421	87.0%	$24.96
Two Ravinia Drive	Atlanta	GA	1987	411,047	288,555	70.2%	27.05
Westchase I & II	Houston	TX	1983/2008	629,025	478,499	76.1%	31.30
Pershing Park Plaza	Atlanta	GA	1989	160,145	156,013	97.4%	36.61
999 Peachtree	Atlanta	GA	1987	621,946	514,412	82.7%	31.89
South Total				4,386,819	3,612,221	82.3%	28.92
380 Interlocken	Broomfield	CO	2000	240,359	214,160	89.1%	32.56
1999 Broadway	Denver	CO	1986	677,378	512,436	75.7%	32.86
1001 17th Street	Denver	CO	1977/2006	655,420	634,774	96.9%	36.17
600 17th Street	Denver	CO	1982	609,112	522,070	85.7%	32.82
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	25.44
390 Interlocken	Broomfield	CO	2002	241,512	237,141	98.2%	32.84
West Total				2,620,017	2,316,817	88.4%	33.10

Total Operating Properties				9,504,634	8,171,171	86.0%	29.92

Redevelopment Properties (c)
Forest Park	Charlotte	NC	1999	62,212	—	—%	—
Blue Lagoon Drive	Miami	FL	2002	213,182	—	—%	—
801 Marquette Ave	Minneapolis	MN	1923/2017	129,821	36,571	28.2%	20.49
Total Redevelopment Properties				405,215	36,571	9.0%	20.49

Grand Total				9,909,849	8,207,742	82.8%	$29.88
(a)	Based on weighted occupied square feet for the year ended December 31, 2019, including month-to-month tenants, divided by the property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the year ended December 31, 2019 per weighted occupied square foot.
(c)	Redevelopment Properties include properties in the process of being redeveloped, or are completed but not yet stabilized.

The information presented below is a lease expiration table for ten years and thereafter, stating (i) the number of tenants whose leases will expire, (ii) the total area in square feet covered by such leases, (iii) the annual rental represented by such leases in dollars and by square feet, and (iv) the percentage of gross annual rental represented by such leases.

			Rentable			Annualized	Percentage
	Number of		Square			Rent	of Total
Year of	Leases		Footage		Annualized	Per Square	Annualized
Lease	Expiring		Subject to		Rent Under	Foot Under	Rent Under
Expiration	Within the		Expiring		Expiring	Expiring	Expiring	Cumulative
December 31,	Year (a)		Leases		Leases (b)	Leases	Leases	Total

2020	67	(c)	761,756		$24,132,385	$31.68	10.1%	10.1%
2021	64		799,020		24,258,531	30.36	10.1%	20.2%
2022	79		1,182,547		39,110,866	33.07	16.3%	36.5%
2023	61		650,569		19,426,005	29.86	8.1%	44.6%
2024	64		875,989		25,077,473	28.63	10.5%	55.1%
2025	51		831,131		19,859,472	23.89	8.3%	63.4%
2026	21		877,629		28,510,343	32.49	11.9%	75.3%
2027	17		625,830		17,030,830	27.21	7.1%	82.4%
2028	11		338,107		9,092,017	26.89	3.8%	86.2%
2029	9		339,437		10,477,445	30.87	4.4%	90.6%
2030 and thereafter	70		1,251,672	(d)	22,381,152	17.88	9.4%	100.0%
Leased total	514		8,533,687		$239,356,519	$28.05	100.0%
Vacancies as of 12/31/19			1,174,774
Redevelopment Properties (e)			201,388
Total Portfolio Square Footage			9,909,849
(a)	The number of leases approximates the number of tenants. Tenants with lease maturities in different years are included in annual totals for each lease. Tenants may have multiple leases in the same year.
(b)	Annualized rent represents the monthly rent charged, including tenant reimbursements, for each lease in effect at December 31, 2019 multiplied by 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.
(c)	Includes 4 leases that are month-to-month.
(d)	Includes 106,709 square feet that are non-revenue producing building amenities.
(e)	Redevelopment Properties include properties being redeveloped, or are completed but not yet stabilized.

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

As of February 3, 2020, there were 9,610 holders of our common stock, including both holders of record and participants in securities position listings.

While not guaranteed, we expect to continue to pay cash dividends on our common stock in the future. See Part I, Item 1A Risk Factors, “Our level of dividends may fluctuate.” for additional information.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on the Company’s common stock between December 31, 2014 and December 31, 2019 with the cumulative total return of (1) the NAREIT Equity Index, (2) the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”) and (3) the Russell 2000 Total Return Index over the same period. This graph assumes the investment of $100.00 on December 31, 2014 and assumes that any distributions are reinvested.

	As of December 31,
	2014	2015	2016	2017	2018	2019
FSP	$100	$90	$120	$107	$65	$94
NAREIT Equity	100	103	112	121	116	150
S&P 500	100	101	114	138	132	174
Russell 2000	100	96	116	133	118	148

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

	Year Ended December 31,
(In thousands, except per share amounts)	2019	2018	2017	2016	2015

Operating Data:
Total revenue	$269,065	$268,870	$272,588	$249,888	$243,867

Net income (loss)	6,475	13,069	(15,944)	8,378	35,014

Basic and diluted income (loss) per share:	$0.06	$0.12	$(0.15)	$0.08	$0.35

Distributions declared per share outstanding:	$0.36	$0.46	$0.76	$0.76	$0.76

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Total assets	$1,842,654	$1,898,102	$1,990,512	$2,088,133	$1,919,015
Total liabilities	1,056,258	1,060,468	1,119,220	1,126,089	983,359
Total shareholders’ equity	786,396	837,634	871,292	962,044	935,656

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States, changes in interest rates as a result of economic conditions or a downgrade in our credit rating, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, uncertainties relating to fiscal policy, changes in government regulations and regulatory uncertainty, changes in energy prices, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. See “Risk Factors” in Item 1A. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

FSP Corp., or we or the Company, operates in a single reportable segment: real estate operations. The real estate operations market involves real estate rental operations, leasing, secured financing of real estate and services provided for asset management, property management, property acquisitions, dispositions and development. Our current strategy is to invest in infill and central business district office properties in the United States sunbelt and mountain west regions as well as select opportunistic markets. We believe that the United States sunbelt and mountain west regions have macro-economic drivers that have the potential to increase occupancies and rents. We seek value-oriented investments with an eye towards long-term growth and appreciation, as well as current income.

As of December 31, 2019, approximately 7.8 million square feet, or approximately 78% of our total owned portfolio, was located in Atlanta, Dallas, Denver, Houston and Minneapolis. From time-to-time we may dispose of our smaller, suburban office assets and replace them with larger urban infill and central business district office assets. As we execute this strategy, short term operating results could be adversely impacted. However, we believe that the transformed portfolio has the potential to provide higher profit and asset value growth over a longer period of time.

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

Real Estate Operations

Leasing

As of December 31, 2019, our real estate portfolio was comprised of 32 operating properties, which we refer to as our operating properties, and 3 redevelopment properties, which we refer to as our redevelopment properties, that are in the process of being redeveloped, or are completed but not yet stabilized. We collectively refer to our operating and our redevelopment properties as our owned portfolio. Our 32 operating properties were approximately 87.6% leased as of December 31, 2019, a decrease from 89.0% as of December 31, 2018. The 1.4% decrease in leased space was a result of the impact of lease expirations and terminations, which exceeded leasing completed during the year ended December 31, 2019. As of December 31, 2019, we had approximately 1,175,000 square feet of vacancy in our operating properties compared to approximately 1,046,000 square feet of vacancy at December 31, 2018. During the year ended December 31, 2019, we leased approximately 1,417,000 square feet of office space, of which approximately 883,000 square feet were with existing tenants, at a weighted average term of 8.3 years. On average, tenant improvements for such leases were $34.44 per square foot, lease commissions were $13.51 per square foot and rent concessions were approximately three months of free rent. Average GAAP base rents under such leases were $31.78 per square foot, or 10.9% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2018.

As of December 31, 2019, our three redevelopment properties included an approximately 130,000 square foot redevelopment property known as 801 Marquette in Minneapolis, Minnesota, an approximately 213,000 square foot property known as Blue Lagoon in Miami, Florida and an approximately 62,000 square foot property known as Forest Park in Charlotte, North Carolina. Given the length of the redevelopment and lease-up process, these properties are not placed in service until, in some cases, years after we commence the project.

The redevelopment at 801 Marquette was substantially completed at the end of the second quarter of 2017 and is in the process of being leased up; however, it is not stabilized. As of December 31, 2019, we had leases signed and tenants occupying approximately 37.0% of the rentable square feet of the property. We expect to incur redevelopment and lease-up costs of $28.8 million, of which we had incurred approximately $23.0 million as of December 31, 2019.

The redevelopment of Blue Lagoon commenced in December 2018 following the maturity of a lease with a major tenant that occupied 100% of the property. On September 13, 2019, we entered into a lease agreement with a new tenant with an initial term of 16 years for approximately 156,000 square feet, or 73.1% of the property’s rentable square feet. We expect to incur total restoration, redevelopment and lease-up costs of $38.9 million, which include work on the roof of the building, costs to make the space suitable for multiple tenants and to increase parking at the property. As of December 31, 2019, we had incurred approximately $8.7 million in total redevelopment costs. We anticipate completing the redevelopment by the end of 2020.

The redevelopment of Forest Park commenced in January 2019 following the maturity of a lease with a tenant that occupied 100% of the property through December 31, 2018. We expect to incur total redevelopment and lease-up costs of $4.4 million, which include interior work to make the space suitable for multiple tenants. As of December 31, 2019, we had incurred approximately $0.7 million in redevelopment costs. We anticipate completing the redevelopment by June 30, 2020.

As of December 31, 2019, leases for approximately 7.7% and 8.1% of the square footage in our owned portfolio are scheduled to expire during 2020 and 2021, respectively. As the first quarter of 2020 begins, we believe that our operating properties are well stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants. We believe that most of our largest property markets are now experiencing generally steady or improving rental conditions. We are seeing increased potential leasing activity in the energy influenced market of Denver compared to the last several years. We anticipate positive leasing activity within our operating properties throughout 2020.

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

Real Estate Acquisition and Investment Activity

During 2019:

●	during the year ended December 31, 2019, we received approximately $1.1 million as full repayment of a Sponsored REIT Loan with FSP Satellite Place Corp. (“Satellite Place”) and we received approximately $51 million as full repayment of a Sponsored REIT Loan with FSP Energy Tower I Corp.;
●	on February 2, 2019, we received a cash distribution of approximately $0.2 million from the liquidating trust of Grand Boulevard (defined below) and anticipate receiving additional liquidating distributions of approximately $0.1 million in the aggregate as the trust is liquidated;
●	on April 3, 2019 we received a cash distribution of approximately $1.0 million from the liquidating trust of East Wacker (defined below); and
●	we have continued to actively explore additional potential real estate investment opportunities and anticipate further real estate investments in the future.

During 2018:

●	we received approximately $1.1 million in cash from Satellite Place, as partial prepayment of a Sponsored REIT Loan;
●	on July 19, 2018, an office property owned by a Sponsored REIT, FSP Grand Boulevard Corp. (Grand Boulevard) was sold to a third party. We held an equity investment in Grand Boulevard and received a liquidating distribution of its investment of $6.2 million on July 20, 2018. The Company received an initial cash distribution of $5.9 million from the liquidating trust of Grand Boulevard on August 17, 2018; and
●	on September 24, 2018, an office property owned by a Sponsored REIT, FSP 303 East Wacker Drive Corp (East Wacker) was sold to a third party. We held an equity investment in East Wacker and received a liquidating distribution of its investment of $70.0 million on September 25, 2018. We received an initial cash distribution of $69.0 million from the liquidating trust of East Wacker on September 27, 2018.

During 2017:

●	on January 6, we received approximately $6.2 million in proceeds from the sale of a property located in Milpitas, California;
●	on June 7, we received approximately $9.0 million in cash from FSP 1441 Main Street Corp. as repayment in full of a Sponsored REIT Loan;
●	during the year ended December 31, we received approximately $1.1 million in cash from Satellite Place, as partial prepayment of a Sponsored REIT Loan; and
●	on October 20, we received approximately $31.6 million in proceeds from the sale of a property located in Baltimore, Maryland.

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

We will continue to evaluate our portfolio, and in the future may decide to dispose of additional properties from time-to-time in the ordinary course of business. As an important part of our total return strategy, we intend to be active in property dispositions when we believe that we have maximized value and that market conditions warrant such activity and, as a consequence, we continuously review and evaluate our portfolio of properties for potentially advantageous dispositions.

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

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in Sponsored REITs and our investments in real property. These policies affect our:

●	allocation of purchase price;
●	allowance for doubtful accounts;
●	assessment of the carrying values and impairments of long lived assets;
●	useful lives of fixed assets and intangibles;
●	valuation of derivatives;
●	classification of leases; and
●	ownership of stock in a Sponsored REIT and related interests.

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

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts based on collectability. Lessors recognize the effect of a change in their assessment of whether the collectability of operating lease receivables are probable as an adjustment to lease income rather than bad debt expense.

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

Ownership of Stock in a Sponsored REIT and Related Interests

We held preferred stock interests in two Sponsored REITs, both of which were liquidated during 2018. As a result of our common and preferred stock interests in these two Sponsored REITs, we exercised influence over, but did not control these entities. These preferred stock interests were accounted for using the equity method. Under the equity method of accounting our cost basis was adjusted by our share of the Sponsored REITs’ operations and distributions received. We also agreed to vote our preferred shares (i) with respect to any merger in the same manner that a majority of the other stockholders of the Sponsored REIT vote for or against the merger and (ii) with respect to any other matter presented to a vote by the stockholders of these Sponsored REITs in the same proportion as shares voted by other stockholders of that Sponsored REIT.

The equity investments in Sponsored REITS were reviewed for impairment each reporting period. The Company recorded impairment charges when events or circumstances indicate a decline in the fair value below the carrying value of the investment has occurred and such decline is other than temporary.

Results of Operations

The following table shows financial results for the years ended December 31, 2019 and 2018.

	Year ended December 31,
(in thousands)	2019	2018	Change
Revenues:
Rental	$265,527	$263,777	$1,750
Related party revenue:
Management fees and interest income from loans	3,517	5,061	(1,544)
Other	21	32	(11)
Total revenues	269,065	268,870	195
Expenses:
Real estate operating expenses	72,311	70,703	1,608
Real estate taxes and insurance	47,871	45,857	2,014
Depreciation and amortization	90,909	94,230	(3,321)
General and administrative	14,473	13,070	1,403
Interest	36,757	38,374	(1,617)
Total expenses	262,321	262,234	87

Income before taxes on income and equity in income of non-consolidated REITs	6,744	6,636	108
Tax expense on income	269	360	(91)
Equity in income of non-consolidated REITs	—	6,793	(6,793)

Net income	$6,475	$13,069	$(6,594)

Comparison of the year ended December 31, 2019 to the year ended December 31, 2018

Revenues

Total revenues increased by $0.2 million to $269.1 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase was primarily a result of:

●	An increase in rental revenue of approximately $1.7 million arising primarily from increased termination fees for the year ended December 31, 2019, as compared to the year ended December 31, 2018, and rental income earned from leases commencing in 2019 and 2018, which was offset by the loss of rental income from leases that expired in 2019 and 2018. Our leased space in our operating properties was 87.6% at December 31, 2019 and 89.0% at December 31, 2018.

The increase was partially offset by:

●	A decrease in interest income from Sponsored REIT loans of approximately $1.5 million primarily as a result of repayment of an outstanding loan by a Sponsored REIT of approximately $51 million in June 2019.

Expenses

Total expenses increased by $0.1 million to $262.3 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase was primarily a result of:

●	An increase in real estate operating expenses and real estate taxes and insurance of approximately $3.6 million.

●	An increase in general and administrative expenses of $1.4 million, which was primarily attributable to personnel related expenses and lease acquisition costs.

These increases were partially offset by:

●	A decrease in depreciation and amortization of approximately $3.3 million.
●	A decrease in interest expense of approximately $1.6 million. The decrease was primarily attributable to lower debt outstanding, which was partially offset by higher interest rates during the year ended December 31, 2019 compared to the year ended December 31, 2018.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which increased $75,000, and federal and other income taxes, which decreased by $166,000, during the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily as a result of a refund arising due to the provisions of the Tax Cuts and Jobs Act of 2017.

Equity in income of non-consolidated REITs

Equity in income from non-consolidated REITs was $6.8 million for the year ended December 31, 2018. All of our investments in non-consolidated REITs were liquidated during 2018. The equity in income during the year ended December 31, 2018 consisted of equity in income from our preferred stock investment in East Wacker of $7.2 million, which sold its property on September 24, 2018, and was partially offset by equity in loss from our preferred stock investment in Grand Boulevard of $0.1 million, which sold its property on July 19, 2018. In addition, for the three months ended June 30, 2018, we recognized an impairment charge of $0.3 million, which represented the other-than-temporary decline in the fair value below the carrying value of the Company’s investments in non-consolidated REITs.

Net income

Net income for the year ended December 31, 2019 was $6.5 million compared to net income of $13.1 million for the year ended December 31, 2018, for the reasons described above.

The following table shows financial results for the years ended December 31, 2018 and 2017.

	Year ended December 31,
(in thousands)	2018	2017	Change
Revenues:
Rental	$263,777	$267,265	$(3,488)
Related party revenue:
Management fees and interest income from loans	5,061	5,285	(224)
Other	32	38	(6)
Total revenues	268,870	272,588	(3,718)
Expenses:
Real estate operating expenses	70,703	71,212	(509)
Real estate taxes and insurance	45,857	45,841	16
Depreciation and amortization	94,230	101,258	(7,028)
General and administrative	13,070	13,471	(401)
Interest	38,374	32,387	5,987
Total expenses	262,234	264,169	(1,935)

Gain (loss) on sale of properties	—	(18,481)	18,481
Other	—	(1,878)	1,878
Income (loss) before taxes on income and equity in income (loss) of non-consolidated REITs	6,636	(11,940)	18,576
Taxes on income	360	400	(40)
Equity in income (losses) of non-consolidated REITs	6,793	(3,604)	10,397

Net income (loss)	$13,069	$(15,944)	$29,013

Comparison of the year ended December 31, 2018 to the year ended December 31, 2017

Revenues

Total revenues decreased by approximately $3.7 million to $268.9 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $3.5 million arising primarily from the loss of rental income from leases that expired in 2018 and 2017 and from the loss of revenue from properties that we sold on January 6, 2017 and October 20, 2017. The decrease was partially offset by rental income earned from leases commencing in 2018 and 2017. Our leased space in our operating properties decreased 0.7% to 89.0% at December 31, 2018 compared to 89.7% at December 31, 2017, lease expirations exceeding new leases signed and partially as a result of classification of two properties as redevelopment properties.
●	A decrease in management fee income of approximately $0.1 million primarily as a result of the liquidation of three Sponsored REITs during 2018 and one Sponsored REIT during 2017.
●	A decrease in interest income from loans to Sponsored REITs of approximately $0.1 million as a result of repayments of Sponsored REIT Loans, which was partially offset by higher interest rates in 2018 compared to 2017.

Expenses

Total expenses decreased by $1.9 million to $262.2 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The decrease was primarily a result of:

●	A decrease in depreciation and amortization of approximately $7.0 million, which were primarily attributable to the disposition of two properties during 2017.
●	A decrease in real estate operating expenses of $0.5 million.

●	A decrease in general and administrative expenses of $0.4 million as a result of decreases in personnel expenses. We had 38 employees as of February 7, 2019 and December 31, 2018, and 39 employees as of December 31, 2017.

These decreases were partially offset by:

●	An increase in interest expense of approximately $6.0 million to $38.4 million for the year ended December 31, 2018 compared to the same period in 2017. The increase was primarily attributable to interest accruing on the Senior Notes (as defined below), which were issued on December 20, 2017 at a weighted average rate of approximately 4.10%, and used to reduce the outstanding balance on the BAML Revolver, a 0.19% increase in the average interest rate on the BAML Term Loan, higher short-term interest rates on the BAML Revolver and JPM Term Loan, and an increase in amortization of deferred financing costs during the year ended December 31, 2018, as compared to the same period in 2017.

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

The calculations of FFO are shown in the following table:

	For the Year Ended December 31,
(in thousands):	2019	2018	2017
Net income	$6,475	$13,069	$(15,944)
(Gain) loss on sale of properties and properties held for sale	—	—	18,481
Equity in income of non-consolidated REITs	—	(6,793)	3,604
FFO from non-consolidated REITs	—	2,511	3,173
Depreciation and amortization	90,507	93,674	100,227
NAREIT FFO	96,982	102,461	109,541
Lease Acquisition costs	560	—	18

Funds From Operations	$97,542	$102,461	$111,437

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

	Net Operating Income (NOI)*
		Year	Year
(in thousands)	Rentable	Ended	Ended	Inc	%
Region	Square Feet	31-Dec-19	31-Dec-18	(Dec)	Change
East	944	$12,661	$14,704	$(2,043)	(13.9)%
MidWest	1,554	20,877	21,344	(467)	(2.2)%
South	4,387	64,513	57,514	6,999	12.2%
West	2,620	44,907	44,192	715	1.6%
Property NOI from the continuing portfolio	9,505	142,958	137,754	5,204	3.8%
Dispositions, Non-Operating, Development or Redevelopment		(488)	6,534	(7,022)	(5.1)%
Property NOI		$142,470	$144,288	$(1,818)	(1.3)%

Same Store		$142,958	$137,754	$5,204	3.8%

Less Nonrecurring
Items in NOI (a)		8,577	6,101	2,476	(1.7)%

Comparative
Same Store		$134,381	$131,653	$2,728	2.1%

	Year	Year
	Ended	Ended
Reconciliation to Net income	31-Dec-19	31-Dec-18
Net Income	$6,475	$13,069
Add (deduct):
Management fee income	(2,526)	(2,844)
Depreciation and amortization	90,909	94,230
Amortization of above/below market leases	(402)	(556)
General and administrative	14,473	13,070
Interest expense	36,757	38,374
Interest income	(3,338)	(4,610)
Equity in losses of non-consolidated REITs	—	(6,793)
Non-property specific items, net	122	348
Property NOI	$142,470	$144,288
(a)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*	Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

Liquidity and Capital Resources

Cash and cash equivalents were $9.8 million and $11.2 million at December 31, 2019 and December 31, 2018, respectively. The decrease of $1.4 million is attributable to $81.9 million provided by operating activities, less $19.6 million used by investing activities and $63.7 million used in financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties and our interest costs.

Operating Activities

Cash provided by our operating activities of $81.9 million is primarily attributable to net income of $6.5 million plus the add-back of $84.8 million of non-cash expenses, an increase in accounts payable and accrued expenses of $4.3 million, an increase in tenant security deposits of $3.0 million, a decrease in prepaid expenses and other assets of $2.3 million and a decrease in tenant rent receivables of $0.1 million. These increases were partially offset by a $15.1 million increase in payments of deferred leasing commissions and a $4.0 million increase in lease acquisition costs.

Investing Activities

Cash used by investing activities for the year ended December 31, 2019 of $19.6 million is primarily attributable to purchases of other real estate assets and office equipment investments of approximately $70.7 million and an investment in a related party mortgage receivable of $2.4 million. These uses were partially offset by repayments received from two related party mortgage receivables of $52.0 million and proceeds received from a liquidating trust of $1.5 million.

Financing Activities

Cash used in financing activities for the year ended December 31, 2019 of $63.7 million is primarily attributable to distributions paid to stockholders of $38.6 million, net repayments on the BAML Revolver (as defined below) of $25.0 million and an increase to deferred financing costs of $0.1 million.

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

The JPM Term Loan bears interest at either (i) a number of basis points over a LIBOR-based rate depending on the Company’s credit rating (125.0 basis points over a LIBOR-based rate at December 31, 2019) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25.0 basis points over the base rate at December 31, 2019).

The margin over the LIBOR-based rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

				LIBOR-BASED
	CREDIT			RATE		BASE RATE
LEVEL	RATING			MARGIN		MARGIN
I	A-	/	A3 (or higher)	85.0	bps	—	bps
II	BBB+	/	Baa1	90.0	bps	—	bps
III	BBB	/	Baa2	100.0	bps	—	bps
IV	BBB-	/	Baa3	125.0	bps	25.0	bps
V	<BBB-	/	Baa3	165.0	bps	65.0	bps

For purposes of the JPM Term Loan, base rate means, for any day, a fluctuating rate per annum equal to the greatest of: (i) JPMorgan Chase Bank, N.A.’s prime rate in effect on such day, (ii) the greater of the Federal Funds Rate or the overnight bank funding rate in effect on such day, plus 0.50% (but no less than zero), and (iii) the one month Adjusted LIBOR based rate for a such day plus 1.00%. For purposes of the JPM Term Loan, the LIBOR-based rate means, for any interest period, the LIBOR rate for a period equal in length to the applicable interest period multiplied by the statutory reserve rate. As of December 31, 2019, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the JPM Term Loan is variable under the JPM Credit Agreement, the Company fixed the LIBOR-based rate on a portion of the JPM Term Loan by entering into interest rate swap transactions. On March 7, 2019, the Company entered into ISDA Master Agreements with various financial institutions to hedge a $100 million portion of the future LIBOR-based rate risk under the JPM Credit Agreement. Effective March 29, 2019, the Company fixed the LIBOR-based rate at 2.44% per annum on a $100 million portion of the JPM Term Loan until November 30, 2021. Accordingly, based upon the Company’s credit rating, as of December 31, 2019, the effective interest rate on a $100 million portion of the JPM Term Loan was 3.69% per annum.

Based upon the Company’s credit rating, as of December 31, 2019, the effective interest rate on the unhedged $50 million portion of the JPM Term Loan was 3.06% per annum. The weighted average interest rate on the unhedged $50 million portion of the JPM Term Loan during the year ended December 31, 2019 was approximately 3.54% per annum. The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2018 was approximately 3.33% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. We were in compliance with the JPM Term Loan financial covenants as of December 31, 2019.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (125 basis points over LIBOR at December 31, 2019) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25 basis points over the base rate at December 31, 2019).

The margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

	CREDIT				LIBOR RATE		BASE RATE
LEVEL	RATING				MARGIN		MARGIN
I	A-	/	A3	(or higher)	85.0	bps	—	bps
II	BBB+	/	Baa1		90.0	bps	—	bps
III	BBB	/	Baa2		100.0	bps	—	bps
IV	BBB-	/	Baa3		125.0	bps	25.0	bps
V	<BBB-	/	Baa3		165.0	bps	65.0	bps

For purposes of the BMO Term Loan, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2019, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum until August 26, 2020. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of December 31, 2019, the effective interest rate on the BMO Term Loan was 3.57% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. We were in compliance with the BMO Term Loan financial covenants as of December 31, 2019.

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

As of December 31, 2019, there were no borrowings outstanding under the BAML Revolver. The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.20% over LIBOR at December 31, 2019) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at December 31, 2019). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.25% at December 31, 2019). The amount of any applicable facility fee, and the margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid.

					LIBOR		Base
					Rate	Facility	Rate
Level	Credit Rating				Margin	Fee	Margin
I	A-	/	A3	(or higher)	0.825%	0.125%	0.000%
II	BBB+	/	Baa1		0.875%	0.150%	0.000%
III	BBB	/	Baa2		1.000%	0.200%	0.000%
IV	BBB-	/	Baa3		1.200%	0.250%	0.200%
V	<BBB-	/	Baa3		1.550%	0.300%	0.550%

For purposes of the BAML Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2019, the Company’s credit rating from Moody’s Investors Service was Baa3.

Based upon the Company’s credit rating, as of December 31, 2019, the interest rate on the BAML Revolver was 2.96% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2019 was approximately 3.67% per annum. As of December 31, 2018, there were borrowings of $25 million outstanding under the BAML Revolver at an interest rate of 3.63% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2018 was approximately 3.09% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.35% over LIBOR at December 31, 2019) or (ii) a margin over the base rate depending on the Company’s credit rating (0.35% over the base rate at December 31, 2019). The margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

					LIBOR Rate	Base Rate
Level	Credit Rating				Margin	Margin
I	A-	/	A3	(or higher)	0.900%	0.000%
II	BBB+	/	Baa1		0.950%	0.000%
III	BBB	/	Baa2		1.100%	0.100%
IV	BBB-	/	Baa3		1.350%	0.350%
V	<BBB-	/	Baa3		1.750%	0.750%

For purposes of the BAML Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2019, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into interest rate swap transactions. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021. Accordingly, based upon the Company’s credit rating, as of December 31, 2019, the effective interest rate on the BAML Term Loan was 2.47% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. We were in compliance with the BAML Credit Facility financial covenants as of December 31, 2019.

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

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BAML Credit Facility, the BMO Credit Agreement and the JPM Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. We were in compliance with the Senior Notes financial covenants as of December 31, 2019.

Equity Offering

As of December 31, 2019, we had an automatic shelf registration statement on Form S-3 on file with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our debt securities, common stock, preferred stock or depository shares. From time to time, we expect to issue debt securities, common stock, preferred stock or depository shares under our existing automatic shelf registration statements or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage. As of December 31, 2019, we had one loan outstanding for $21 million principal amount with one Sponsored REIT under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes. We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from refinancing, long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Loans to Sponsored REITs

Sponsored REIT Loans

From time to time we may make secured loans (“Sponsored REIT Loans”) to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes. We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from refinancing, long term financings of the underlying properties, cash flows from the underlying properties or another capital event. Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years.

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

Additional information about our Sponsored REIT Loans outstanding as of December 31, 2019, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the years ended December 31, 2019 and 2018, respectively, the rental income exceeded the expenses for each individual property, with the exception of one property located in Minneapolis, Minnesota for the years ended December 31, 2019 and 2018 and one property located in Houston, Texas for the year ended December 31, 2018.

Our property located at 801 Marquette Avenue in Minneapolis, Minnesota (“801 Marquette Avenue”) had approximately 170,000 square feet of rentable space and became vacant in January 2016. On June 30, 2016, we commenced a redevelopment plan for the property and substantially completed the redevelopment in the second quarter of 2017. Redevelopment of 801 Marquette Avenue resulted in approximately 129,800 of net rentable square feet for the property. As of December 31, 2019, we have signed leases with two tenants that now occupy 48,000 square feet, or 37% of rentable square feet at the property. As a result, we had rental income of $278,000 and operating expenses of $319,000 during the three months ended December 31, 2019. We had rental income of $750,000 and operating expenses of $1,158,000 during the year ended December 31, 2019. We had rental income of $71,000 and had operating expenses of $302,000 during the year ended December 31, 2018.

The property located in Houston, Texas has approximately 157,000 square feet of rentable space and became substantially vacant on April 30, 2017 when two tenants vacated 155,000 square feet of space. The property signed leases that commenced in 2019 for approximately 105,000 square feet, or 66.9% of the square feet of the property. We had rental income of $156,000 and had operating expenses of $1,484,000 during the year ended December 31, 2018.

Rental Income Commitments

Our commercial real estate operations include the leasing of office buildings subject to leases with terms greater than one year. The leases thereon expire at various dates through 2036. Approximate undiscounted cash flows of rental income from non-cancelable operating leases as of December 31, 2019 is:

Year ending
(in thousands)	December 31,
2020	$171,874
2021	169,399
2022	144,949
2023	129,900
2024	115,271
Thereafter (2025-2036)	360,408
$1,091,801

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2019:

	Payment due by period
Contractual	(in thousands)
Obligations	Total	2020	2021	2022	2023	2024	Thereafter
BAML Revolver (1) (2)	$3,049	$1,500	$1,500	$49	$—	$—	$—
JPM Term Loan (3) (4)	159,999	5,221	154,778	—	—	—	—
BAML Term Loan (3) (5)	433,288	9,880	10,549	12,450	400,409	—	—
BMO Term Loan Tranche A (3) (6)	58,809	1,977	56,832	—	—	—	—
BMO Term Loan Tranche B (3) (6)	189,459	5,931	6,006	6,006	6,006	165,510	—
Series A Notes (3)	139,014	4,628	4,628	4,628	4,628	120,502	—
Series B Notes (3)	112,517	3,578	3,578	3,578	3,578	3,578	94,627
Operating Lease	2,075	421	429	438	447	340	—
Total	$1,098,210	$33,136	$238,300	$27,149	$415,068	$289,930	$94,627
(1)	No principal was outstanding on the BAML Revolver as of December 31, 2019.
(2)	Amounts reflect a facility fee calculated as 0.0025% of the $600 million available to be drawn.
(3)	Amounts include prinicipal and interest payments.
(4)	Interest payments were estimated based on an interest rate swap with an effective interest rate of 3.69% per annum on $100 million as of December 31, 2019, and the variable rate in effect as of December 31, 2019, which was at an annual rate of 3.06% on $50 million as of December 31, 2019.
(5)	The BAML Term Loan has an interest rate swap with an effective interest rate of 2.47% per annum as of December 31, 2019, which was used for estimating interest. The swap expires on September 27, 2021. Interest payments between September 27, 2021 and maturity were estimated based on the variable rate in effect as of December 31, 2019, which was at an annual rate of 3.11%.
(6)	The BMO Term Loan has an interest rate swap with an effective interest rate of 3.57% per annum as of December 31, 2019, which was used for estimating interest. The swap expires on August 26, 2020. Interest payments between August 26, 2020 and maturity have an interest swap with an effective interest rate of 3.64% per annum as of December 31, 2019, which was used for estimating interest.

The operating lease in the table above consists of our lease of corporate office space, which commenced September 1, 2010, and was amended on October 25, 2016. The amended lease expires on September 30, 2024 and has one five year renewal option. The lease includes a base annual rent and additional rent for our share of taxes and operating costs.

In addition to the amounts in the table above, from time to time, we may provide Sponsored REIT Loans to our Sponsored REITs. As of December 31, 2019, we had one Sponsored REIT Loan with $21 million principal amount outstanding. Additional information about our Sponsored REIT Loan outstanding as of December 31, 2019, including a summary table of our Sponsored REIT Loan, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

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

At December 31, 2019, 2018 and 2017, we held a common stock interest in 2, 3 and 6 Sponsored REITs, respectively, all of which were fully syndicated and in which we no longer share economic benefit or risk.

From time to time, we may provide Sponsored REIT Loans to our Sponsored REITs. As of December 31, 2019, we had one Sponsored REIT Loan with $21 million principal amount outstanding. Additional information about our Sponsored REIT Loan outstanding as of December 31, 2019, including a summary table of our Sponsored REIT Loan, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. As of December 31, 2019 and December 31, 2018, if market rates on our outstanding borrowings under the BAML Revolver and the floating rate portion of the JPM Term Loan increased by 10% at maturity, or approximately 31 and 38 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.2 million and $0.7 million annually, respectively. Based upon our credit rating, the interest rate on the BAML Revolver as of December 31, 2019 was LIBOR plus 120 basis points, or 2.96% per annum. Based upon our credit rating, the interest rate on the $50 million portion of the JPM Term Loan that is not subject to interest rate swap transactions as of December 31, 2019 was the LIBOR-based rate plus 125 basis points, or 3.06% per annum. We do not believe that the interest rate risk on the BAML Revolver and the JPM Term Loan is material as of December 31, 2019.

Although the interest rates on the BMO Term Loan, the BAML Term Loan and the JPM Term Loan are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BAML Term Loan, and the LIBOR-based rate on a $100 million portion of the JPM Term Loan, by entering into interest rate swap agreements. On July 22, 2016, the Company fixed the interest rate for the period beginning on September 27, 2017 and ending on September 27, 2021 on the BAML Term Loan with multiple interest rate swap agreements (the “2017 Interest Rate Swap”). On August 26, 2013, the Company fixed the interest rate until August 26, 2020 on the BMO Term Loan with an interest rate swap agreement (the “2013 BMO Interest Rate Swap”). On March 7, 2019, the Company fixed the interest rate for the period beginning on March 29, 2019 and ending on November 30, 2021 for the notional value of $100 million on the JPM Term Loan with interest rate swap agreements (the “2019 JPM Interest Rate Swap”). On February 20, 2019, the Company fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan with interest rate swap agreements (the “2019 BMO Interest Rate Swap”). Accordingly, based upon our credit rating, as of December 31, 2019, the interest rate on the BAML Term Loan was 2.47% per annum, the interest rate on the BMO Term Loan was 3.57% per annum, and the interest rate on $100 million of the JPM Term Loan was 3.69% per annum. The fair value of these interest rate swaps are affected by changes in market interest rates. We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the 2017 Interest Rate Swap from September 27, 2017 until September 27, 2021. We believe that we have mitigated interest rate risk with respect to the BMO Term Loan through the 2013 BMO Interest Rate Swap and the 2019 BMO Interest Rate Swap until January 31, 2024. We believe that we have mitigated the interest rate risk on a $100 million portion of the JPM Term Loan until November 30, 2021 with the 2019 JPM Interest Rate Swap. These interest rate swaps were our only derivative instruments as of December 31, 2019.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BAML Term Loan, BMO Term Loan and a portion of the JPM Term Loan as of December 31, 2019 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$3,022
2013 BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(963)
2019 JPM Interest Rate Swap	$100,000	2.44%	Mar-19	Nov-21	$(1,634)
2019 BMO Interest Rate Swap (1)	$220,000	2.39%	Aug-20	Jan-24	$(5,107)

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

The Company’s derivatives are recorded at fair value in other assets and liabilities in the consolidated balance sheets, the effective portion of the derivatives’ fair value is recorded to other comprehensive income in the consolidated statements of other comprehensive income (loss) and prior to January 1, 2019, the ineffective portion of the derivatives’ fair value was recognized directly into earnings as Other in the consolidated statements of income.

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

During the nine months ended September 30, 2017, the Company recorded a $0.2 million charge from hedge ineffectiveness in earnings, which is included in other in the consolidated statements of income. After giving effect to the October 18, 2017 amendments to the BAML Term Loan and the BMO Term Loan, the Company recorded a $2.1 million expense to reverse the impact of hedge ineffectiveness previously recorded, which had been included in “other” in our consolidated statements of income.

The following table presents, as of December 31, 2019, our contractual variable rate borrowings under our BAML Revolver, which matures on January 12, 2022, under our JPM Term Loan, which matures on November 30, 2021, under our BAML Term Loan, which matures on January 12, 2023, under our BMO Term Loan Tranche A, which matures on November 30, 2021, under our BMO Term Loan Tranche B, which matures on January 31, 2024, under our Series A Notes, which mature on December 20, 2024, and under our Series B Notes, which mature on December 20,

2027. Under the BAML Revolver, we have the right to extend the initial maturity date with two additional six month extensions, or until January 12, 2023, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2020	2021	2022	2023	2024	Thereafter
BAML Revolver	$—	$—	$—	$—	$—	$—	$—
JPM Term Loan	150,000	—	150,000	—	—	—	—
BAML Term Loan	400,000	—	—	—	400,000	—	—
BMO Term Loan Tranche A	55,000	—	55,000	—	—	—	—
BMO Term Loan Tranche B	165,000	—	—	—	—	165,000	—
Series A Notes	116,000	—	—	—	—	116,000	—
Series B Notes	84,000	—	—	—	—	—	84,000
Total	$970,000	$—	$205,000	$—	$400,000	$281,000	$84,000

Item 8.Financial Statements and Supplementary Data

The information required by this item is included in the financial pages following the Exhibit Index herein and incorporated herein by reference. Reference is made to the Index to Consolidated Financial Statements in Item 15 of Part IV.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 2013 framework.

Based on our assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included elsewhere in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2019. Please see page F-3.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10.Directors, Executive Officers and Corporate Governance

The response to this item is contained under the caption “Information about our Executive Officers” in Part I hereof and in the Proxy Statement under the captions “CORPORATE GOVERNANCE”, “PROPOSAL 1 - ELECTION OF DIRECTORS” and, if applicable, “DELINQUENT SECTION 16(a) REPORTS” and is incorporated herein by reference.

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

The “Compensation Committee Report” contained in the Proxy Statement shall not be deemed “soliciting material” or “filed” with the SEC or otherwise subject to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into a document filed under the Securities Act or the Exchange Act.

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

Item 13.Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the Proxy Statement under the captions “PROPOSAL 1 - ELECTION OF DIRECTORS”, “CORPORATE GOVERNANCE” and “TRANSACTIONS WITH RELATED PERSONS” and is incorporated herein by reference.

Item 14.Principal Accounting Fees and Services

The response to this item is contained in the Proxy Statement under the caption “INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS FEES AND SERVICES” and is incorporated herein by reference.

PART IV

Item 15.Exhibits, Financial Statement Schedules.

(a)The following documents are filed as part of this report:

1.Financial Statements:

The Financial Statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

2.Financial Statement Schedules:

The Financial Statement Schedules listed on the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

3.Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Articles of Incorporation, as amended.

3.2 (2)	Amended and Restated By-laws.

4.1*	Description of Securities Registered Under Section 12 of the Exchange Act

10.1+ (3)	2002 Stock Incentive Plan of FSP Corp.

10.2 (4)	Second Amended and Restated Credit Agreement, dated September 27, 2018, among FSP Corp., Bank of Montreal and the other parties thereto.

10.3 (5)	Second Amended and Restated Credit Agreement, dated October 29, 2014, among FSP Corp., Bank of America, N.A. and the other parties thereto.

10.4 (6)	First Amendment to Second Amended and Restated Credit Agreement, dated July 21, 2016, among FSP Corp., Bank of America, N.A. and the other parties thereto.

10.5 (7)	Second Amendment to Second Amended and Restated Credit Agreement, dated October 18, 2017, among FSP Corp., Bank of America, N.A., and the other parties thereto.

10.6 (8)	Amended and Restated Credit Agreement, dated August 2, 2018, among FSP Corp., JPMorgan Chase Bank, N.A. and the other parties thereto.

10.7 (9)	Note Purchase Agreement, dated October 24, 2017, among FSP Corp. and the other parties named therein as purchasers.

10.8+(10)	Form of Retention Agreement.

10.9+(11)	Change in Control Discretionary Plan.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from FSP Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibit 3.1 to FSP Corp.’s Quarterly Report on Form 10-Q filed on July 30, 2019 (File No. 001-32470).

(2)	Incorporated by reference to Exhibit 3.1 to FSP Corp.’s Current Report on Form 8-K, filed on February 3, 2020 (File No. 001-32470).

(3)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Annual Report on Form 10-K, filed on March 29, 2002 (File No. 000-32615).

(4)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on September 27, 2018 (File No. 001-32470).

(5)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on October 29, 2014 (File No. 001-32470).

(6)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on July 27, 2016 (File No. 001-32470).

(7)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on October 24, 2017 (File No. 001-32470)

(8)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on August 2, 2018 (File No. 001-32470).

(9)	Incorporated by reference to Exhibit 10.4 to FSP Corp.’s Current Report on Form 8-K, filed on October 24, 2017 (File No. 001-32470)

(10)	Incorporated by reference to Exhibit 10.5 to FSP Corp.’s Annual Report on Form 10-K, filed on February 24, 2006 (File No. 001-32470).

(11)	Incorporated by reference to Exhibit 99.2 to FSP Corp.’s Current Report on Form 8-K, filed on February 8, 2006 (File No. 001-32470).

+	Management contract or compensatory plan or arrangement filed as an Exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

*	Filed herewith.

Item 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of February 11, 2020 by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

By:	/s/ George J. Carter
George J. Carter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter	Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2020
George J. Carter

/s/ John G. Demeritt	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 11, 2020
John G. Demeritt

/s/ John N. Burke	Director	February 11, 2020
John Burke

/s/ Brian N. Hansen	Director	February 11, 2020
Brian N. Hansen

/s/ Kenneth A. Hoxsie	Director	February 11, 2020
Kenneth Hoxsie

/s/ Dennis J. McGillicuddy	Director	February 11, 2020
Dennis J. McGillicuddy

/s/ Georgia Murray	Director	February 11, 2020
Georgia Murray

/s/ Kathryn P. O’Neil	Director	February 11, 2020
Kathryn P. O’Neil

Franklin Street Properties Corp.

All other schedules for which a provision is made in the applicable accounting resolutions of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Franklin Street Properties Corp.:

Opinion on Internal Control over Financial Reporting

We have audited Franklin Street Properties Corp.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Franklin Street Properties Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of income, other comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 11, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 11, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Franklin Street Properties Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Street Properties Corp. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, other comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 11, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Measurement of related party mortgage loan receivable

Description of the Matter

The Company’s related party mortgage loan portfolio consisted of a loan totaling $21 million as of December 31, 2019. The Company determined that no allowance for loan loss was required for this loan. As discussed in Note 2 to the consolidated financial statements, management evaluates whether a loss has been incurred based on expected performance, cash flow and the value of underlying real estate for secured lending.

Auditing the Company’s estimate of the allowance for loan losses for a mortgage loan involved a high degree of subjectivity in evaluating management’s assumptions of the valuation of underlying real estate for secured lending.

How We Addressed the Matter in Our Audit

We tested the Company’s controls over the allowance for loan loss process. This included controls over the identification of indicators of impairment and the valuation of real estate collateral for secured lending.

Our testing of the measurement of the related party mortgage loan receivable included, among other procedures, testing the completeness and accuracy of data used in the valuation of real estate collateral and, with the assistance of our valuation specialists, evaluating management’s assumptions used in the valuation of the underlying real estate. For example, we compared the assumptions of expected performance of the underlying real estate to market data, performed a sensitivity analysis to evaluate the assumptions that were most significant to the estimate of value and recalculated management’s estimate.

Impairment assessment of real estate assets

Description of the Matter

The Company’s real estate assets, net totaled $1.6 billion as of December 31, 2019. As described in Note 2 to the consolidated financial statements, the Company reviews its properties to determine if their carrying amounts will be recovered from future operating cash flows if certain indicators of impairment are identified.

Auditing the Company's impairment assessment involved a high degree of subjectivity as estimates underlying the determination of recoverability were based on assumptions affected by expected future market conditions and leasing activity. Assumptions included in the Company’s recoverability assessment included the rental rates and future occupancy of the Company’s real estate properties.

How We Addressed the Matter in Our Audit

We tested the design and operating effectiveness of controls over the Company’s impairment process. For example, we tested controls over management’s review of important assumptions underlying projections used in the Company’s recoverability assessment.

Our testing of the Company’s impairment assessment included, among other procedures, evaluating the significant assumptions used to estimate future undiscounted cash flows used in the recoverability assessment. For example, we compared assumptions of future market conditions to current market data and performed a sensitivity analysis to evaluate the assumptions that were most significant to the estimate of undiscounted cash flows and recalculated management’s estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.
Boston, Massachusetts
February 11, 2020

Franklin Street Properties Corp.

Consolidated Balance Sheets

	December 31,
(in thousands)	2019	2018

Assets:
Real estate assets:
Land	$191,578	$191,578
Buildings and improvements	1,924,664	1,857,935
Fixtures and equipment	11,665	8,839
	2,127,907	2,058,352
Less accumulated depreciation	490,697	432,579
Real estate assets, net	1,637,210	1,625,773

Acquired real estate leases, less accumulated amortization of $60,749 and $101,897, respectively	40,704	59,595
Cash, cash equivalents and restricted cash	9,790	11,177
Tenant rent receivables	3,851	3,938
Straight-line rent receivable	66,881	54,006
Prepaid expenses and other assets	7,246	10,400
Other assets: derivative asset	3,022	14,765
Related party mortgage loan receivable	21,000	70,660
Office computers and furniture, net of accumulated depreciation of $1,362 and $1,512, respectively	183	197
Deferred leasing commissions, net of accumulated amortization of $28,114 and $24,318, respectively	52,767	47,591

Total assets	$1,842,654	$1,898,102

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2019	2018

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$—	$25,000
Term loans payable, less unamortized financing costs of $4,267 and $5,722, respectively	765,733	764,278
Series A & Series B Senior Notes, less unamortized financing costs of $985 and $1,150, respectively	199,015	198,850
Accounts payable and accrued expenses	66,658	59,183
Accrued compensation	3,400	3,043
Tenant security deposits	9,346	6,319
Lease liability	1,890	—
Other liabilities: derivative liabilities	7,704	—
Acquired unfavorable real estate leases, less accumulated amortization of $4,676 and $6,605, respectively	2,512	3,795

Total liabilities	1,056,258	1,060,468

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 107,269,201 and 107,231,155 shares issued and outstanding, respectively	11	11
Additional paid-in capital	1,356,794	1,356,457
Accumulated other comprehensive income (loss)	(4,682)	14,765
Distributions in excess of accumulated earnings	(565,727)	(533,599)

Total stockholders’ equity	786,396	837,634

Total liabilities and stockholders’ equity	$1,842,654	$1,898,102

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Operations

	For the Year Ended
	December 31,
(in thousands, except per share amounts)	2019	2018	2017

Revenues:
Rental	$265,527	$263,777	$267,265
Related party revenue:
Management fees and interest income from loans	3,517	5,061	5,285
Other	21	32	38
Total revenues	269,065	268,870	272,588
Expenses:
Real estate operating expenses	72,311	70,703	71,212
Real estate taxes and insurance	47,871	45,857	45,841
Depreciation and amortization	90,909	94,230	101,258
General and administrative	14,473	13,070	13,471
Interest	36,757	38,374	32,387
Total expenses	262,321	262,234	264,169

Gain (loss) on sale of properties	—	—	(18,481)
Other	—	—	(1,878)
Income (loss) before taxes on income and equity in income (loss) of non-consolidated REITs	6,744	6,636	(11,940)
Tax expense on income	269	360	400
Equity in income (loss) of non-consolidated REITs	—	6,793	(3,604)

Net income (loss)	$6,475	$13,069	$(15,944)

Weighted average number of shares outstanding, basic and diluted	107,233	107,231	107,231

Net income (loss) per share, basic and diluted	$0.06	$0.12	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Other Comprehensive Income (Loss)

	For the
	Year Ended
	December 31,
(in thousands)	2019	2018	2017

Net income (loss)	$6,475	$13,069	$(15,944)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(19,447)	2,599	6,688

Total other comprehensive income (loss)	(19,447)	2,599	6,688

Comprehensive income (loss)	$(12,972)	$15,668	$(9,256)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2016	107,231	$11	$1,356,457	$5,478	$(399,902)	$962,044
Comprehensive income (loss)	—	—	—	6,688	(15,944)	(9,256)
Distributions	—	—	—	—	(81,496)	(81,496)
Balance, December 31, 2017	107,231	11	1,356,457	12,166	(497,342)	871,292
Comprehensive income	—	—	—	2,599	13,069	15,668
Distributions	—	—	—	—	(49,326)	(49,326)
Balance, December 31, 2018	107,231	11	1,356,457	14,765	(533,599)	837,634
Comprehensive income (loss)	—	—	—	(19,447)	6,475	(12,972)
Shares issued for:
Equity-based compensation	38	—	337	—	—	337
Distributions	—	—	—	—	(38,603)	(38,603)
Balance, December 31, 2019	107,269	$11	$1,356,794	$(4,682)	$(565,727)	$786,396

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$6,475	$13,069	$(15,944)
Adjustments to reconcile net income or loss to net cash provided by operating activities:
Depreciation and amortization expense	93,787	97,171	103,743
Amortization of above and below market leases	(402)	(556)	(1,031)
Shares issued as compensation	337	—	—
Hedge ineffectiveness	—	—	1,878
Loss on sale of properties and properties held for sale	—	—	18,481
Equity in (income) loss of non-consolidated REITs	—	(6,793)	3,604
Increase (decrease) in allowance for doubtful accounts and write-off of accounts receivable	(71)	(50)	150
Changes in operating assets and liabilities:
Tenant rent receivables	158	(765)	(160)
Straight-line rents	(8,876)	381	(1,767)
Lease acquisition costs	(3,999)	(1,193)	(2,052)
Prepaid expenses and other assets	2,313	(1,940)	(403)
Accounts payable and accrued expenses	3,910	(4,077)	3,870
Accrued compensation	357	(598)	(143)
Tenant security deposits	3,027	936	28
Payment of deferred leasing commissions	(15,101)	(15,383)	(14,309)
Net cash provided by operating activities	81,915	80,202	95,945
Cash flows from investing activities:
Property improvements, fixtures and equipment	(70,746)	(51,057)	(54,187)
Office computers and furniture	—	—	(119)
Investment in non-consolidated REITs	—	74,931	—
Distributions in excess of earnings from non-consolidated REITs	—	710	1,396
Investment in related party mortgage loan receivable	(2,400)	—	—
Repayment of related party mortgage loan receivable	52,060	1,060	10,060
Proceeds received on sales of real estate assets	—	—	37,756
Proceeds received from liquidating trust	1,470	—	—
Net cash provided by (used in) investing activities	(19,616)	25,644	(5,094)
Cash flows from financing activities:
Distributions to stockholders	(38,603)	(49,326)	(81,496)
Borrowings under bank note payable	45,000	38,000	75,000
Repayments of bank note payable	(70,000)	(91,000)	(277,000)
Borrowing of Series A & Series B Senior Notes	—	—	200,000
Deferred financing costs	(83)	(2,162)	(6,902)
Net cash used in financing activities	(63,686)	(104,488)	(90,398)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,387)	1,358	453
Cash, cash equivalents and restricted cash, beginning of year	11,177	9,819	9,366
Cash, cash equivalents and restricted cash, end of period	$9,790	$11,177	$9,819

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2019	2018	2017

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$34,470	$35,885	$29,969
Taxes on income	$508	$485	$584
Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$11,012	$7,361	$5,140

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

As of December 31, 2019, the Company owned and operated a portfolio of real estate consisting of 32 operating properties, three redevelopment properties and two managed Sponsored REITs and held one promissory note secured by a mortgage on real estate owned by a Sponsored REIT. From time-to-time, the Company may acquire real estate or make additional secured loans. The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

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

Investments in non-consolidated REITs

As of December 31, 2019, the Company has a non-controlling common stock interest in two Sponsored REITs in which the Company no longer shares in economic benefit or risk. The Company had a non-controlling common stock interest in another Sponsored REIT and a non-controlling preferred stock interest in two additional Sponsored REITs, each of which were liquidated during 2019 or 2018. The Company exercised influence over, but did not control these entities and investments were accounted for using the equity method. Under the equity method of accounting, the Company's cost basis was adjusted by its share of the Sponsored REITs' earnings or losses.

The equity investments in Sponsored REITS were reviewed for impairment each reporting period. The Company recorded impairment charges when events or circumstances indicated a decline in the fair value below the carrying value of the investment had occurred and such decline was other-than-temporary.

On December 27, 2007, the Company purchased 965.75 preferred shares (approximately 43.7%) of a Sponsored REIT, FSP 303 East Wacker Drive Corp. (“East Wacker”), for $82.8 million. The Company agreed to vote its shares in any matter presented to a vote by the stockholders of East Wacker in the same proportion as shares voted by other stockholders of East Wacker. The investment in East Wacker was accounted for under the equity method. On September 24, 2018, the property owned by East Wacker was sold and, thereafter, East Wacker declared and issued a liquidating distribution to its preferred shareholders.

On May 29, 2009, the Company purchased 175.5 preferred shares (approximately 27.0%) of a Sponsored REIT, FSP Grand Boulevard Corp. (“Grand Boulevard”), for $15.0 million. The Company agreed to vote its shares in any matter presented to a vote by the stockholders of Grand Boulevard in the same proportion as shares voted by other stockholders of Grand Boulevard. The investment in Grand Boulevard was accounted for under the equity method. On July 19, 2018, the property owned by Grand Boulevard was sold and, thereafter, Grand Boulevard declared and issued a liquidating distribution for its preferred shareholders.

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

The Company reviews its properties to determine if their carrying amounts will be recovered from future operating cash flows if certain indicators of impairment are identified at those properties. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows are considered on an undiscounted basis in the analysis that the Company conducts to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized. The Company did not recognize any impairment losses for the years ended December 31, 2019, 2018 or 2017.

Acquired Real Estate Leases and Amortization

Acquired real estate leases represent costs associated with acquiring an in-place lease (i.e., the market cost to execute a similar lease, including leasing commission, tenant improvements, legal, vacancy and other related costs) and the value relating to leases with rents above the market rate. Amortization is computed using the straight-line method over the term of the leases, which range from 40 months to 176 months. Amortization of these combined components was approximately $18.9 million, $26.9 million and $39.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Amortization related to costs associated with acquiring an in-place lease is included in depreciation and amortization on the consolidated statements of income. Amortization related to leases with rents above the market rate is offset against the rental revenue in the consolidated statements of income. The estimated annual amortization expense for the five years and thereafter following December 31, 2019 is as follows:

(in thousands)	December 31,
2020	$12,494
2021	9,000
2022	5,420
2023	4,288
2024	3,539
2025 and thereafter	5,963

Acquired Unfavorable Real Estate Leases and Amortization

The Company recorded the value of acquired unfavorable leases as a result three acquisitions in 2016 and one acquisition in 2015. Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate. Amortization is computed using the straight-line method over the term of the leases, which range from 42 months to 176 months. Amortization expense was approximately $1.3 million, $2.0 million and $3.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Amortization related to leases with rents below the market rate is included with rental revenue in the consolidated statements of income. The estimated annual amortization for the five years and thereafter following December 31, 2019 is as follows:

(in thousands)	December 31,
2020	$920
2021	597
2022	323
2023	218
2024	144
2025 and thereafter	310

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

	December 31,	December 31,
(in thousands)	2019	2018
Cash and cash equivalents	$9,790	$11,177
Restricted cash	—	—
Total cash, cash equivalents and restricted cash	$9,790	$11,177

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

Tenant Rent Receivables

Tenant rent receivables are expected to be collected within one year. The Company provides an allowance for doubtful accounts based on collectability. Lessors recognize the effect of a change in their assessment of whether the collectability of operating lease receivables are probable as an adjustment to lease income rather than bad debt expense.

Related Party Mortgage Loan Receivable

Management monitors and evaluates the secured loans compared to the expected performance, cash flow and value of the underlying real estate and has not experienced a loss on these loans to date.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, derivatives and accounts receivable. The Company maintains its cash balances principally in two banks which the Company believes to be creditworthy. The Company periodically assesses the financial condition of the banks and believes that the risk of loss is minimal. Cash balances held with various financial institutions frequently exceed the insurance limit of $250,000 provided by the Federal Deposit Insurance Corporation. The derivatives that the Company has are from two interest rate swap agreements that are discussed in Note 5. The Company performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space. The Company has no single tenant which accounts for more than 10% of its annualized rent.

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

Straight-line Rent Receivable

Certain leases provide for fixed rent increases over the term of the lease. Rental revenue is recognized on a straight-line basis over the related lease term; however, billings by the Company are based on the lease agreements. Straight-line rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, was $66.9 million and $54.0 million at December 31, 2019 and 2018, respectively. The Company provides an allowance for doubtful accounts based on collectability. Lessors recognize the effect of a change in their assessment of whether the collectability of operating lease receivables are probable as an adjustment to lease income rather than bad debt expense. The reserve balance was not changed during 2019, 2018 or 2017, based on such assessment.

Deferred Leasing Commissions

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements. Amortization expense was approximately $9.9 million, $8.5 million and $6.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The estimated annual amortization for the five years and thereafter following December 31, 2019 is as follows:

(in thousands)	December 31,
2020	$9,082
2021	8,584
2022	7,372
2023	6,467
2024	5,402
2025 and thereafter	15,860

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

	Year Ended
	December 31,
(in thousands)	2019	2018	2017
Income from leases	$191,828	$202,127	$205,690
Reimbursable expenses	64,421	61,475	58,777
Straight-line rent adjustment	8,876	(381)	1,767
Amortization of favorable and unfavorable leases	402	556	1,031
	$265,527	$263,777	$267,265

Related Party and Other Revenue - Property and asset management fees, interest income on loans and other income are recognized when the related services are performed and the earnings process is complete.

Segment Reporting

The Company is a REIT focused on real estate investments primarily in the office market and currently operates in only one segment: real estate operations.

Income Taxes

Taxes on income for the years ended December 31, 2019, 2018 and 2017 represent taxes incurred by FSP Protective TRS Corp, which is a taxable REIT subsidiary, and the State of Texas franchise tax applicable to FSP Corp., which is classified as an income tax for reporting purposes.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2019, 2018, and 2017. The denominator used for calculating basic and diluted net income per share was 107,233,000, 107,231,000, and 107,231,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

Derivative Instruments

The Company recognizes derivatives on the consolidated balance sheets at fair value. Derivatives that do not qualify, or are not designated as hedge relationships, must be adjusted to fair value through income. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the consolidated balance sheets as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, was recorded in accumulated other comprehensive income within stockholders’ equity. Amounts are then reclassified from accumulated other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Ineffectiveness, if any, is recognized in other comprehensive income (“OCI”) and reclassified into the income statement. The Company reviews the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. The Company currently has no fair value hedges outstanding. Fair values of derivatives are subject to significant variability based on changes in interest rates and counterparty credit risk. The results of such variability could be a significant increase or decrease in the Company’s derivative assets, derivative liabilities, book equity, and/or earnings.

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

These inputs (See Note 5) were considered and applied to the Company’s derivative, and Level 2 inputs were used to value the interest rate swap.

Subsequent Events

In preparing these consolidated financial statements the Company evaluated events that occurred through the date of issuance of these financial statements for potential recognition or disclosure.

Recent Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (“ASU 2016-02”); in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”); and in December 2018, the FASB issued ASU No. 2018-20 Leases (Topic 842), Narrow-Scope Improvements for Lessors. ASU 2016-02 requires lessees to establish a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term on their balance sheets. Lessees will continue to recognize lease expenses on their income statements in a manner similar to previous accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. This new standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter with early adoption permitted. The Company adopted this standard on January 1, 2019 and applied the package of practical expedients that allows an entity to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Additionally, the Company’s leases met the criteria in ASU 2018-11 to not separate non-lease components from the related lease component, therefore the accounting for these leases remained largely unchanged from the previous standard. The Company applied the optional transition method in ASU 2018-11, which allows entities to initially apply the new lease standard at the adoption date. The Company recorded a right-of-use asset of $2.1 million and a lease liability of $2.2 million upon adoption of this standard. The presentation and disclosure that is required to be presented under the new lease standard is provided in Note 8.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company’s Sponsored REIT Loan (as defined in Note 3 below) receivables are within the scope of this standard. The Company’s receivables associated with its real estate operating leases are not within the scope of this standard. The Company is currently assessing the potential impact that the adoption of ASU 2016-13 may have on its consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The amendment also eases the application of hedge accounting in certain situations, including eliminating the requirement to separately measure and report hedge ineffectiveness for cash flow hedges. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and earlier adoption is permitted. The Company adopted this new standard in the first quarter of 2019 using the modified retrospective method, which requires the Company to account for ASU 2017-12 as of the date of adoption with any retrospective adjustments applicable to prior periods included as a cumulative-effect adjustment to accumulated other comprehensive loss and retained earnings. No adjustment was necessary to account for the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated balance sheet as of the date of adoption because there was no cumulative ineffectiveness that had been recorded on the Company’s existing interest rate swaps as of December 31, 2018, and all trades were highly effective. The amended presentation and disclosure guidance which is required to be presented prospectively under this new standard is provided in Note 5.

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

3.   Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs

The Company held a common stock interest in 2, 3, and 6 Sponsored REITs at December 31, 2019, 2018 and 2017, respectively. The Company held a non-controlling preferred stock investment in two Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), each of which were liquidated during the three months ended September 30, 2018.

In December 2007, the Company purchased 965.75 preferred shares or 43.7% of the outstanding preferred shares of East Wacker. On September 24, 2018, the property owned by East Wacker was sold and, thereafter, East Wacker declared and issued a liquidating distribution for its preferred shareholders, from which the Company was entitled to $70.0 million. On September 27, 2018, the Company received $69.0 million in an initial cash distribution, and on April 3, 2019, the Company received a $1 million distribution. As a result of the sale, the Company recognized a gain on liquidation of $7.1 million.

In May 2009, the Company purchased 175.5 preferred shares or 27.0% of the outstanding preferred shares of Grand Boulevard. On July 19, 2018, the property owned by Grand Boulevard was sold and, thereafter, Grand Boulevard declared and issued a liquidating distribution for its preferred shareholders, from which the Company was entitled to $6.2 million. On August 17, 2018, the Company received $5.9 million in an initial cash distribution, and on February 2, 2019, the Company received a $0.2 million distribution. As a result of the sale, the Company recognized a loss on liquidation of $0.1 million. As of December 31, 2019, the Company held a beneficial interest in the Grand Boulevard liquidating trust in the amount of $0.1 million, which is included in other assets in the accompanying consolidated balance sheet as of such date.

Equity in income (loss) of investments in non-consolidated REITs were derived from the Company’s share of income or loss in the operations of those entities and includes gain or loss on liquidation. The Company exercised influence over, but did not control these entities, and investments were accounted for using the equity method.

During the year ended December 31, 2019 a property owned by a Sponsored REIT, FSP Energy Tower I Corp.(“Energy Tower”), was sold and, thereafter, liquidating distributions for its preferred shareholders were declared and issued. The Company held a mortgage loan and secured revolving line of credit with this entity, which were secured by the property owned by Energy Tower. The loans with Energy Tower in the aggregate principal amount of $51.0 million were repaid by the proceeds of the sale.

During the year ended December 31, 2018, a property owned by a Sponsored REIT, FSP Centre Pointe V Corp., was sold and, thereafter, liquidating distributions for its preferred shareholders were declared and issued.

During the year ended December 31, 2017, a property owned by one Sponsored REIT was sold and, thereafter, liquidating distributions for its preferred shareholders were declared and issued. The Company held a mortgage loan with this entity, which was secured by the property owned by FSP 1441 Main Street Corp. (“1441 Main”). The loan with 1441 Main in the principal amount of $9.0 million was repaid by the proceeds of the sale.

Equity in income (loss) of investment in non-consolidated REITs:

The following table includes equity in income (loss) of investments in non-consolidated REITs:

	Year Ended December 31,
(in thousands)	2018	2017

Equity in income (loss) of East Wacker	$7,209	$(428)
Equity in loss of Grand Boulevard	(107)	(657)
Impairment charge	(309)	(2,519)
Total	$6,793	$(3,604)

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

At June 30, 2018 and December 31, 2017, the Company recognized impairment charges of $0.3 million and $2.5 million, respectively, which represented the other-than-temporary decline in the fair value below the carrying value of one of the Company’s investments in non-consolidated REITs. The Company estimated the fair value of its equity investment by estimating the fair value of the property, less estimated costs to sell using a purchase and sale agreement to purchase the property made by third parties (Level 3 inputs, as there is no active market).

The following table includes distributions received from non-consolidated REITs:

	Year Ended December 31,
(in thousands)	2018	2017

Distributions from East Wacker	$657	$1,289
Distributions from Grand Boulevard	53	107
	$710	$1,396

Non-consolidated REITs

As of December 31, 2019, the Company has a non-controlling common stock interest in two Sponsored REITs in which the Company no longer shares in economic benefit or risk. The balance sheet data below for 2018 includes the three Sponsored REITs the Company held an interest in as of December 31, 2018. The operating data below for 2018 includes the operations of the six Sponsored REITs the Company held an interest in during the year ended December 31, 2018. The operating data below for 2017 includes the operations of the seven Sponsored REITs the Company held an interest in during the year ended December 31, 2017.

Summarized financial information for the Sponsored REITs is as follows:

December 31,
(in thousands)	2018

Balance Sheet Data (unaudited):
Real estate, net	$97,034
Other assets	18,532
Total liabilities	(75,382)
Shareholders’ equity	$40,184

	For the Year Ended
	December 31,
(in thousands)	2018	2017

Operating Data (unaudited):
Rental revenues	$40,382	$53,249
Other revenues	1	7
Operating and maintenance expenses	(20,584)	(27,495)
Depreciation and amortization	(13,077)	(18,395)
Interest expense	(6,869)	(8,281)
Gain (loss) on sale	17,095	(702)
Net income (loss)	$16,948	$(1,617)

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents, and the applicable contracts are cancelable with 30 day notice. Asset management fee income from non-consolidated entities amounted to approximately $0.2 million, $0.5 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

From time to time the Company may make secured loans (“Sponsored REIT Loans”) to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes. The Company reviews Sponsored REIT loans for impairment and potential losses each reporting period. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts recorded on the balance sheet. The Company regularly evaluates the extent and impact of any credit deterioration that could affect performance and the value of the secured property, as well as the financial and operating capability of the borrower. A property’s operating results and existing cash balances are considered and used to assess whether cash flows from operations are sufficient to cover the current and future operating and debt service requirements. The Company also evaluates the borrower’s competency in managing and operating the secured property and considers the overall economic environment, real estate sector and geographic sub-market in which the secured property is located. The Company applies normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment. None of the Sponsored REIT loans have been impaired.

The Company anticipates that each Sponsored REIT Loan will be repaid at maturity or earlier from refinancing, long term financings of the underlying properties, cash flows from the underlying properties or some other capital event. Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately one to three years.

The following is a summary of the Sponsored REIT Loan outstanding as of December 31, 2019:

			Maximum	Amount	Interest
(dollars in thousands, except footnotes)		Maturity	Amount	Outstanding	Rate at
Sponsored REIT	Location	Date	of Loan	31-Dec-19	31-Dec-19

Mortgage loan secured by property
FSP Monument Circle LLC (1)	Indianapolis, IN	6-Dec-20	21,000	21,000	7.19%

			$21,000	$21,000
(1)This mortgage loan includes an origination fee of $164,000 and an exit fee of $38,000 when repaid by the borrower.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $3.3 million, $4.6 million and $4.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The JPM Term Loan bears interest at either (i) a number of basis points over the LIBOR-based rate depending on the Company’s credit rating (125.0 basis points over the LIBOR-based rate at December 31, 2019) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25.0 basis points over the base rate at December 31, 2019).

The margin over the LIBOR-based rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

				LIBOR-BASED
	CREDIT			RATE		BASE RATE
LEVEL	RATING			MARGIN		MARGIN
I	A-	/	A3 (or higher)	85.0	bps	—	bps
II	BBB+	/	Baa1	90.0	bps	—	bps
III	BBB	/	Baa2	100.0	bps	—	bps
IV	BBB-	/	Baa3	125.0	bps	25.0	bps
V	<BBB-	/	Baa3	165.0	bps	65.0	bps

For purposes of the JPM Term Loan, base rate means, for any day, a fluctuating rate per annum equal to the greatest of: (i) JPMorgan Chase Bank, N.A.’s prime rate in effect on such day, (ii) the greater of the Federal Funds Rate or the overnight bank funding rate in effect on such day, plus 0.50% (but no less than zero), and (iii) the one month Adjusted LIBOR based rate for a such day plus 1.00%. For purposes of the JPM Term Loan, the LIBOR-based rate means, for any interest period, the LIBOR rate for a period equal in length to the applicable interest period multiplied by the statutory reserve rate. As of December 31, 2019, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the JPM Term Loan is variable under the JPM Credit Agreement, the Company fixed the LIBOR-based rate on a portion of the JPM Term Loan by entering into interest rate swap transactions. On March 7, 2019, the Company entered into ISDA Master Agreements with various financial institutions to hedge a $100 million portion of the future LIBOR-based rate risk under the JPM Credit Agreement. Effective March 29, 2019, the Company fixed the LIBOR-based rate at 2.44% per annum on a $100 million portion of the JPM Term Loan until November 30, 2021. Accordingly, based upon the Company’s credit rating, as of December 31, 2019, the effective interest rate on a $100 million portion of the JPM Term Loan was 3.69% per annum.

Based upon the Company’s credit rating, as of December 31, 2019, the effective interest rate on the unhedged $50 million portion of the JPM Term Loan was 3.06% per annum. The weighted average interest rate on the unhedged $50 million portion of the JPM Term Loan during the year ended December 31, 2019 was approximately 3.54% per annum. The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2018 was approximately 3.33% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the JPM Term Loan financial covenants as of December 31, 2019.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (125 basis points over LIBOR at December 31, 2019) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25 basis points over the base rate at December 31, 2019). The margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

	Credit				LIBOR Rate		Base Rate
Level	Rating				Margin		Margin
I	A-	/	A3	(or higher)	85.0	bps	—	bps
II	BBB+	/	Baa1		90.0	bps	—	bps
III	BBB	/	Baa2		100.0	bps	—	bps
IV	BBB-	/	Baa3		125.0	bps	25.0	bps
V	<BBB-	/	Baa3		165.0	bps	65.0	bps

For purposes of the BMO Term Loan, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month

LIBOR based rate for such day plus 1.00%. As of December 31, 2019, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum until August 26, 2020. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of December 31, 2019, the effective interest rate on the BMO Term Loan was 3.57% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of December 31, 2019.

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

As of December 31, 2019, there were no borrowings outstanding under the BAML Revolver. The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.20% over LIBOR at December 31, 2019) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at December 31, 2019). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the

BAML Revolver, or $600 million (0.25% at December 31, 2019). The amount of any applicable facility fee, and the margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

							Base
					LIBOR Rate	Facility	Rate
Level	Credit Rating				Margin	Fee	Margin
I	A-	/	A3	(or higher)	0.825%	0.125%	0.000%
II	BBB+	/	Baa1		0.875%	0.150%	0.000%
III	BBB	/	Baa2		1.000%	0.200%	0.000%
IV	BBB-	/	Baa3		1.200%	0.250%	0.200%
V	<BBB-	/	Baa3		1.550%	0.300%	0.550%

For purposes of the BAML Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2019, the Company’s credit rating from Moody’s Investors Service was Baa3.

Based upon the Company’s credit rating, as of December 31, 2019, the interest rate on the BAML Revolver was 2.96% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2019 was approximately 3.67% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.35% over LIBOR at December 31, 2019) or (ii) a margin over the base rate depending on the Company’s credit rating (0.35% over the base rate at December 31, 2019). The margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

					LIBOR Rate	Base Rate
Level	Credit Rating				Margin	Margin
I	A-	/	A3	(or higher)	0.900%	0.000%
II	BBB+	/	Baa1		0.950%	0.000%
III	BBB	/	Baa2		1.100%	0.100%
IV	BBB-	/	Baa3		1.350%	0.350%
V	<BBB-	/	Baa3		1.750%	0.750%

For purposes of the BAML Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2019, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into interest rate swap transactions. On July 22, 2016, the Company entered into

ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021. Accordingly, based upon the Company’s credit rating, as of December 31, 2019, the effective interest rate on the BAML Term Loan was 2.47% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BAML Credit Facility financial covenants as of December 31, 2019.

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

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BAML Credit Facility, the BMO Credit Agreement and the JPM Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. The Company was in compliance with the Senior Notes financial covenants as of December 31, 2019.

5.   Financial Instruments: Derivatives and Hedging

On July 22, 2016, the Company fixed the interest rate for the period beginning on September 27, 2017 and ending on September 27, 2021 on the BAML Term Loan (the “2017 Interest Rate Swap”). On August 26, 2013, the Company fixed the interest rate until August 26, 2020 on the BMO Term Loan (the “2013 BMO Interest Rate Swap”). On March 7, 2019, the Company fixed the interest rate for the period beginning on March 29, 2019 and ending on November 30, 2021 on a $100 million portion of the JPM Term Loan (the “2019 JPM Interest Rate Swap”). On February 20, 2019, the Company fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan (the “2019 BMO Interest Rate Swap”). The variable rates that were fixed under the 2017 Interest Rate Swap, the 2013 BMO Interest Rate Swap, the 2019 JPM Interest Rate Swap and the 2019 BMO Interest Rate Swap (collectively referred to as the “Interest Rate Swaps”) are described in Note 4.

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

The following table summarizes the notional and fair value of our derivative financial instruments at December 31, 2019. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$3,022
2013 BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(963)
2019 JPM Interest Rate Swap	$100,000	2.44%	Mar-19	Nov-21	$(1,634)
2019 BMO Interest Rate Swap (1)	$220,000	2.39%	Aug-20	Jan-24	$(5,107)

(1) The Notional Value will decrease to $165 million on November 30, 2021.

On December 31, 2019, the 2017 Interest Rate Swap was reported as an asset at its fair value of approximately $3.0 million, which is included in other assets: derivative asset on the consolidated balance sheet at December 31, 2019. The 2013 BMO Interest Rate Swap, 2019 JPM Interest Rate Swap and 2019 BMO Interest Rate Swap were reported as liabilities with an aggregate fair value of approximately $7.7 million and are included in other liabilities: derivative liabilities in the consolidated balance sheet at December 31, 2019.

The gain/(loss) on the Company’s Interest Rate Swaps that was recorded in OCI and the accompanying consolidated statements of income as a component of interest expense for the years ended December 31, 2019, 2018 and 2017, respectively, was as follows:

(in thousands)	Year Ended December 31,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2019	2018	2017

Amounts of gain (loss) recognized in OCI	$(15,119)	$5,321	$4,867
Amounts of previously recorded gain/(loss) reclassified from OCI into Interest Expense	$4,328	$2,722	$(1,821)

Total amount of Interest Expense presented in the consolidated statements of income	$36,757	$38,374	$32,387

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $1.3 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

The Company is hedging the exposure to variability in anticipated future interest payments on existing debt.

The BMO Term Loan, BAML Term Loan and JPM Term Loan hedging transactions used derivative instruments that involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in either or both of the contracts. The Company requires its derivatives contracts to be with counterparties that have investment grade ratings. As a result, the Company does not anticipate that any counterparty will fail to meet its obligations. However, there can be no assurance that the Company will be able to adequately protect against the foregoing risks or that it will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

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

The Company’s derivatives are recorded at fair value in other assets: derivative asset and other liabilities: derivative liability in the consolidated balance sheets and the effective portion of the derivatives’ fair value is recorded to other comprehensive income in the consolidated statements of other comprehensive income (loss) and prior to January 1, 2019, the ineffective portion of the derivatives’ fair value was recognized directly into earnings as other in the consolidated statements of income.

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

Equity-Based Compensation

On May 20, 2002, the stockholders of the Company approved the 2002 Stock Incentive Plan (the “Plan”). The Plan is an equity-based incentive compensation plan, and provides for the grants of up to a maximum of 2,000,000 shares of the Company’s common stock (“Awards”). All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted Awards. Awards under the Plan are made at the discretion of the Company’s Board of Directors, and have no vesting requirements. Upon granting an Award, the Company will recognize compensation cost equal to the fair value of the Company’s common stock, as determined by the Company’s Board of Directors, on the date of the grant. The Company granted 55,572 shares under the Plan between 2002 and 2005 and made no grants between 2006 and 2018.

On December 10, 2019, the Company granted 38,046 shares under the Plan to non-employee directors at a compensation cost of approximately $337,000, which is included in general and administrative expenses in the consolidated statements of income. Such shares were fully vested on the date of issuance. There are currently 1,906,382 shares available for grant under the Plan.

	Shares Available	Compensation
(in thousands)	for Grant	Cost

Balance, December 31, 2016, 2017 and 2018	1,944,428
Shares granted 2019	(38,046)	$337,000
Balance December 31, 2019	1,906,382	$337,000

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a taxable REIT subsidiary (“TRS”). In the case of TRSs, the Company’s ownership of securities in all TRSs generally cannot exceed 20% (25% of taxable years beginning on or before December 31, 2017) of the value of all of the Company’s assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company’s assets. FSP Investments LLC and FSP Protective TRS Corp. are the Company’s taxable REIT subsidiaries operating as taxable corporations under the Code. The TRSs have gross amounts of net operating losses (“NOLs”) available to those taxable corporations of $4.4 million, $4.2 million and $4.0 million as of each of December 31, 2019, 2018 and 2017, respectively. The NOLs created prior to 2018 will expire between 2030 and 2047 and the NOLs generated after 2017 will not expire. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.

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

The Company is subject to a business tax known as the Revised Texas Franchise Tax. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax. The Company recorded a provision for the Revised Texas Franchise Tax of $0.4 million, $0.3 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured. The gross amount of NOLs available to the Company was $13.0 million as of each of December 31, 2019, 2018 and 2017.

Income Tax Expense

The income tax expense reflected in the consolidated statements of income relates primarily the Revised Texas Franchise Tax. FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties and the tax expense associated with these activities are reported as Other Taxes in the table below:

	For the Year Ended December 31,
(Dollars in thousands)	2019	2018	2017

Revised Texas Franchise Tax	$394	$319	$355
Other Taxes	(125)	41	45
Tax expense	$269	$360	$400

Taxes on income are a current tax expense. No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

At December 31, 2019, the Company’s net tax basis of its real estate assets is more than the amount set forth in the Company’s consolidated balance sheets by $195.0 million and at December 31, 2018, the Company’s net tax basis of its real estate assets is more than the amount set forth in the Company’s consolidated balance sheets by $199.6 million.

Reconciliation Between GAAP Net Income (Loss) and Taxable Income

The following reconciles GAAP net income (loss) to taxable income for the years ended December 31, 2019, 2018 and 2017.

	For the year ended December 31,
(in thousands)	2019	2018	2017

Net income (loss) per GAAP	$6,475	$13,069	$(15,944)
Adjustments to GAAP net income (loss):
GAAP depreciation and amortization	90,507	93,675	100,227
Tax depreciation and amortization	(66,376)	(62,657)	(62,653)
Tax basis more than GAAP basis on assets sold	—	—	(907)
Straight line rent adjustment, net	(10,462)	(1,350)	(2,977)
Deferred rent, net	535	210	1,226
Non-taxable distributions	—	(710)	(1,289)
Other, net	4,099	(6,651)	6,582
Taxable income	24,778	35,586	24,265
Less: Capital gains recognized	—	—	—
Taxable income subject to distribution requirement	$24,778	$35,586	$24,265

Tax Components

The following summarizes the tax components of the Company’s common distributions paid per share for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
	Per Share	%	Per Share	%	Per Share	%
Ordinary income (1)	$0.25	69.96%	$0.35	76.39%	$0.24	31.74%
Capital gain	—	—%	—	—%	—	—%
Return of capital	0.11	30.04%	0.11	23.61%	0.52	68.26%
Total	$0.36	100%	$0.46	100%	$0.76	100%

The Ordinary income amount includes a qualified distribution, which is a subset of, and included in, the ordinary income amount and is $0.009 per share or 2.52% of total distributions.

8. Leases

Leases as a Lessee:

The Company entered into a noncancelable contract with a third party to obtain office space that commenced on September 1, 2010. The contract was amended on October 25, 2016 to extend the contract through September 30, 2024. As of December 31, 2019, the Company’s right-of-use asset was $1.8 million, which is included in prepaid and other assets on the consolidated balance sheet as of December 31, 2019.

The Company has an option to extend the terms of its office space lease with one 5-year extension. As of December 31, 2019, the exercise of the extension option was not reasonably certain. Therefore, the extension option is not recognized as part of the Company’s right-of-use asset and lease liability.

A discount rate equal to the Company’s incremental borrowing rate was applied to the future monthly contractual lease payments remaining as of December 31, 2019 to compute the lease liability. The incremental borrowing rate is the rate equal to the closest borrowing under the BAML Revolver at the time of the Company’s adoption of ASU 2016-02.

Lease Costs	For the
Year Ended
(in thousands)	December 31, 2019
Operating lease cost	$419
$419

Other information
Cash paid for amounts included in the measurement of lease liabilities	$412
Weighted average remaining lease terms in years - operating leases	4.75
Weighted average discount rate - operating leases	3.86%

Maturity analysis for liabilities	Total
Undiscounted
(in thousands)	Cash Flows
Discount rate at commencement	3.86%
2020	$421
2021	429
2022	438
2023	447
2024	340
$2,075

Present value lease liability	$1,890

Difference between undiscounted cash flows and discounted cash flows	$185

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

For the year ended December 31, 2019, the Company recognized the following amounts of income relating to lease payments:

Income relating to lease payments:	For the
Year Ended
(in thousands)	December 31, 2019
Income from leases (1)	$256,250
$256,250

Undiscounted Cash Flows	Year ending
(in thousands)	December 31,
2020	$171,874
2021	169,399
2022	144,949
2023	129,900
2024	115,271
2025 and thereafter	360,408
$1,091,801

(1) Amount from variable lease payments $64,421

9.   Retirement Plan

In 2006, the Company established a 401(k) plan to cover eligible employees, which permitted deferral of up to $17,000 per year (indexed for inflation) into the 401(k) plan, subject to certain limitations imposed by the Internal Revenue Code. An employee’s elective deferrals are immediately vested upon contribution to the 401(k) plan. The Company matches employee contributions to the 401(k) plan dollar for dollar up to 3% of each employee’s annual compensation up to $200,000. In addition, we may elect to make an annual discretionary profit-sharing contribution. The Company’s total contribution under the 401(k) plan amounted to $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

11.   Subsequent Events

On January 10, 2020, the Board of Directors of the Company declared a cash distribution of $0.09 per share of common stock payable on February 13, 2020 to stockholders of record on January 24, 2020.

12.   Selected Unaudited Quarterly Information

Selected unaudited quarterly information is shown in the following table:

	2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Revenue	$64,716	$66,813	$68,539	$68,997

Net income (loss)	$(1,205)	$1,633	$2,399	$3,648

Basic and diluted net income (loss) per share	$(0.01)	$0.02	$0.02	$0.03

Weighted average number of shares outstanding	107,231	107,231	107,231	107,240

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Revenue	$66,893	$66,694	$68,705	$66,578

Net income	$1,425	$665	$9,608	$1,371

Basic and diluted net income per share	$0.01	$0.01	$0.09	$0.01

Weighted average number of shares outstanding	107,231	107,231	107,231	107,231

Schedule II

Franklin Street Properties Corp.

Valuation and qualifying accounts:

		Additions
		(Decreases)
	Balance at	charged to		Balance
(in thousands)	beginning	costs and		at end
Classification	of year	expenses	Deductions	of year

Allowance for doubtful accounts
2017	$100	$178	$(28)	$250
2018	250	128	(178)	200
2019	200	213	(113)	300

Straight-line rent allowance for doubtful accounts
2017	$50	$—	$—	$50
2018	50	—	—	50
2019	50	—	—	50

SCHEDULE III

FRANKLIN STREET PROPERTIES CORP.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2019

		Initial Cost			Historical Cost
				Costs
				Capitalized		Buildings			Total Costs,
			Buildings	(Disposals)		Improvements			Net of	Depreciable				Date of
	Encumbrances		Improvements	Subsequent to		and		Accumulated	Accumulated	Life			Year	Acquisition
Description	(1)	Land	and Equipment	Acquisition	Land	Equipment	Total (2)	Depreciation	Depreciation	Years			Built	(3)
	(in thousands)
Commercial Properties:
Forest Park, Charlotte, NC	—	$1,559	$5,672	$446	$1,559	$6,118	$7,677	2,148	$5,529	5	-	39	1999	1999
Meadow Point, Chantilly, VA	—	2,634	18,911	7,305	2,634	26,216	28,850	13,555	15,295	5	-	39	1999	2001
Timberlake, Chesterfield, MO	—	2,984	38,661	9,919	2,984	48,580	51,564	21,437	30,127	5	-	39	1999	2001
Northwest Point, Elk Grove Village, IL	—	2,914	26,295	12,304	2,914	38,599	41,513	18,391	23,122	5	-	39	1999	2001
Timberlake East, Chesterfield, MO	—	2,626	17,608	4,768	2,626	22,376	25,002	10,037	14,965	5	-	39	2000	2002
Park Ten, Houston, TX	—	1,061	21,303	5,922	567	27,719	28,286	12,237	16,049	5	-	39	1999	2002
Addison, Addison, TX	—	4,325	48,040	11,067	4,325	59,107	63,432	21,258	42,174	5	-	39	1999	2002
Collins, Richardson, TX	—	4,000	42,598	7,508	4,000	50,106	54,106	21,876	32,230	5	-	39	1999	2003
Greenwood, Englewood, CO	—	3,100	30,201	11,157	3,100	41,358	44,458	17,024	27,434	5	-	39	2000	2005
River Crossing, Indianapolis, IN	—	3,000	36,926	4,521	3,000	41,447	44,447	15,733	28,714	5	-	39	1998	2005
Innsbrook, Glenn Allen, VA	—	5,000	40,216	5,958	5,000	46,174	51,174	17,850	33,324	5	-	39	1999	2003
380 Interlocken, Bloomfield, CO	—	8,275	34,462	9,919	8,275	44,381	52,656	18,186	34,470	5	-	39	2000	2003
Blue Lagoon, Miami, FL	—	6,306	46,124	6,373	6,306	52,497	58,803	14,998	43,805	5	-	39	2002	2003
Eldridge Green, Houston, TX	—	3,900	43,791	4,536	3,900	48,327	52,227	18,372	33,855	5	-	39	1999	2004
Liberty Plaza, Addison, TX	—	4,374	21,146	8,307	4,374	29,453	33,827	11,112	22,715	5	-	39	1985	2006
One Overton, Atlanta, GA	—	3,900	77,229	15,453	3,900	92,682	96,582	33,767	62,815	5	-	39	2002	2006
390 Interlocken, Broomfield, CO	—	7,013	37,751	14,063	7,013	51,814	58,827	16,370	42,457	5	-	39	2002	2006
Park Ten II, Houston, TX	—	1,300	31,712	6,616	1,300	38,328	39,628	10,147	29,481	5	-	39	2006	2006
Dulles Virginia, Sterling, VA	—	4,813	13,285	6,082	4,813	19,367	24,180	6,384	17,796	5	-	39	1999	2008
Stonecroft, Chantilly, VA	—	2,102	18,003	63	2,102	18,066	20,168	4,847	15,321	5	-	39	2008	2009
121 South Eight Street, Minneapolis, MN	—	4,444	15,214	22,793	4,444	38,007	42,451	8,952	33,499	5	-	39	1974	2010
801 Marquette Ave South, Minneapolis, MN	—	4,184	—	22,190	4,184	22,190	26,374	904	25,470	5	-	39	1923	2010
909 Davis, Evanston, IL	—	4,912	18,229	7,298	4,912	25,527	30,439	5,832	24,607	5	-	39	2002	2011
Emperor Boulevard, Durham, NC	—	2,423	53,997	1,052	2,423	55,049	57,472	12,346	45,126	5	-	39	2009	2011
Legacy Tennyson Center, Plano, TX	—	3,067	22,064	2,518	3,067	24,582	27,649	5,519	22,130	5	-	39	2008	2011
One Legacy Circle, Plano, TX	—	2,590	36,608	2,678	2,590	39,286	41,876	9,895	31,981	5	-	39	2008	2011
One Ravinia Drive, Atlanta, GA	—	2,686	35,125	9,557	2,686	44,682	47,368	9,142	38,226	5	-	39	1985	2012
Two Ravinia Drive, Atlanta, GA	—	7,375	58,726	10,641	7,375	69,367	76,742	9,113	67,629	5	-	39	1987	2015
Westchase I & II, Houston, TX	—	8,491	121,508	12,303	8,491	133,811	142,302	25,745	116,557	5	-	39	2008	2012
1999 Broadway, Denver CO	—	16,334	137,726	30,899	16,334	168,625	184,959	28,194	156,765	5	-	39	1986	2013
999 Peachtree, Atlanta, GA	—	10,187	107,727	17,689	10,187	125,416	135,603	20,935	114,668	5	-	39	1987	2013
1001 17th Street, Denver, CO	—	17,413	165,058	18,084	17,413	183,142	200,555	29,608	170,947	5	-	39	2006	2013
Plaza Seven, Minneapolis, MN	—	6,604	54,240	7,787	6,604	62,027	68,631	6,962	61,669	5	-	39	1987	2016
Pershing Plaza, Atlanta, GA	—	5,300	34,158	1,417	5,300	35,575	40,875	3,117	37,758	5	-	39	1989	2016
600 17th Street, Denver, CO	—	20,876	99,941	6,387	20,876	106,328	127,204	8,704	118,500	5	-	39	1982	2016
Balance — Real Estate	—	$192,072	$1,610,255	$325,580	$191,578	$1,936,329	$2,127,907	$490,697	$1,637,210

(1)	There are no encumbrances on the above properties.
(2)	The aggregate cost for Federal Income Tax purposes is $2,355,479.
(3)	Original date of acquisition by Sponsored Entity.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,
(in thousands)	2019	2018	2017
Real estate investments, at cost:
Balance, beginning of year	$2,058,352	$2,008,823	$2,027,520
Improvements	74,324	53,279	54,097
Dispositions	(4,769)	(3,750)	(72,794)
Balance, end of year - Real Estate	$2,127,907	$2,058,352	$2,008,823

Accumulated depreciation:
Balance, beginning of year	$432,579	$376,131	$338,506
Depreciation	62,887	60,198	57,312
Dispositions	(4,769)	(3,750)	(19,687)
Balance, end of year - Accumulated Depreciation	$490,697	$432,579	$376,131