Form 10-Q
period 2020-03-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2020-04-30
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020.

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

The number of shares of common stock outstanding as of April 24, 2020 was 107,269,201.

Franklin Street Properties Corp.
Form 10-Q

Quarterly Report
March 31, 2020

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Franklin Street Properties Corp.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share and par value amounts)	2020	2019
Assets:
Real estate assets:
Land	$191,578	$191,578
Buildings and improvements	1,941,952	1,924,664
Fixtures and equipment	11,917	11,665
	2,145,447	2,127,907
Less accumulated depreciation	506,251	490,697
Real estate assets, net	1,639,196	1,637,210
Acquired real estate leases, less accumulated amortization of $61,736 and $60,749, respectively	37,270	40,704
Cash, cash equivalents and restricted cash	17,283	9,790
Tenant rent receivables	3,609	3,851
Straight-line rent receivable	68,317	66,881
Prepaid expenses and other assets	7,486	7,246
Related party mortgage loan receivables	21,000	21,000
Other assets: derivative asset	—	3,022
Office computers and furniture, net of accumulated depreciation of $1,386 and $1,362, respectively	215	183
Deferred leasing commissions, net of accumulated amortization of $29,926 and $28,114, respectively	53,251	52,767
Total assets	$1,847,627	$1,842,654

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$30,000	$—
Term loans payable, less unamortized financing costs of $3,876 and $4,267, respectively	766,124	765,733
Series A & Series B Senior Notes, less unamortized financing costs of $945 and $985, respectively	199,055	199,015
Accounts payable and accrued expenses	57,076	66,658
Accrued compensation	1,335	3,400
Tenant security deposits	9,615	9,346
Lease liability	1,803	1,890
Other liabilities: derivative liabilities	23,035	7,704
Acquired unfavorable real estate leases, less accumulated amortization of $4,794 and $4,676, respectively	2,266	2,512
Total liabilities	1,090,309	1,056,258

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 107,269,201 and 107,269,201 shares issued and outstanding, respectively	11	11
Additional paid-in capital	1,356,794	1,356,794
Accumulated other comprehensive income (loss)	(23,035)	(4,682)
Accumulated distributions in excess of accumulated earnings	(576,452)	(565,727)
Total stockholders’ equity	757,318	786,396
Total liabilities and stockholders’ equity	$1,847,627	$1,842,654

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019

Revenues:
Rental	$62,567	$63,359
Related party revenue:
Management fees and interest income from loans	403	1,352
Other	13	5
Total revenues	62,983	64,716
Expenses:
Real estate operating expenses	17,298	17,726
Real estate taxes and insurance	11,762	12,102
Depreciation and amortization	22,338	23,245
General and administrative	3,525	3,509
Interest	9,063	9,368
Total expenses	63,986	65,950

Loss before taxes	(1,003)	(1,234)
Tax expense (benefit) on income	68	(29)

Net loss	$(1,071)	$(1,205)

Weighted average number of shares outstanding, basic and diluted	107,269	107,231

Net loss per share, basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the
	Three Months Ended
	March 31,
(in thousands)	2020	2019

Net loss	$(1,071)	$(1,205)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(18,353)	(6,791)

Total other comprehensive loss	(18,353)	(6,791)

Comprehensive loss	$(19,424)	$(7,996)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands, except per share amounts)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2018	107,231	$11	$1,356,457	$14,765	$(533,599)	$837,634
Comprehensive loss	—	—	—	(6,791)	(1,205)	(7,996)
Distributions $0.09 per share of common stock	—	—	—	—	(9,651)	(9,651)
Balance, March 31, 2019	107,231	$11	$1,356,457	$7,974	$(544,455)	$819,987

Balance, December 31, 2019	107,269	$11	$1,356,794	$(4,682)	$(565,727)	$786,396
Comprehensive loss	—	—	—	(18,353)	(1,071)	(19,424)
Distributions $0.09 per share of common stock	—	—	—	—	(9,654)	(9,654)
Balance, March 31, 2020	107,269	$11	$1,356,794	$(23,035)	$(576,452)	$757,318

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(1,071)	$(1,205)
Adjustments to reconcile net income or loss to net cash provided by operating activities:
Depreciation and amortization expense	23,086	23,962
Amortization of above and below market leases	(73)	(112)
Decrease in allowance for doubtful accounts and write-off of accounts receivable	(13)	(60)
Changes in operating assets and liabilities:
Tenant rent receivables	255	(491)
Straight-line rents	(966)	(1,140)
Lease acquisition costs	(470)	(689)
Prepaid expenses and other assets	(644)	1,497
Accounts payable and accrued expenses	(8,215)	(6,101)
Accrued compensation	(2,065)	(1,970)
Tenant security deposits	269	33
Payment of deferred leasing commissions	(2,892)	(4,242)
Net cash provided by operating activities	7,201	9,482
Cash flows from investing activities:
Property improvements, fixtures and equipment	(20,054)	(15,223)
Investment in related party mortgage loan receivable	—	(2,400)
Repayment of related party mortgage loan receivable	—	265
Proceeds received from liquidating trust	—	263
Net cash used in investing activities	(20,054)	(17,095)
Cash flows from financing activities:
Distributions to stockholders	(9,654)	(9,651)
Borrowings under bank note payable	35,000	30,000
Repayments of bank note payable	(5,000)	(15,000)
Deferred financing costs	—	(81)
Net cash provided by financing activities	20,346	5,268
Net increase (decrease) in cash, cash equivalents and restricted cash	7,493	(2,345)
Cash, cash equivalents and restricted cash, beginning of year	9,790	11,177
Cash, cash equivalents and restricted cash, end of period	$17,283	$8,832

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$5,899	$6,978
Taxes	$—	$42
Non-cash investing activities:
Accrued costs for purchases of real estate assets	$9,645	$6,609

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

As of March 31, 2020, the Company owned and operated a portfolio of real estate consisting of 32 operating properties, three redevelopment properties and two managed Sponsored REITs and held one promissory note secured by a mortgage on real estate owned by a Sponsored REIT. From time-to-time, the Company may acquire real estate or make additional secured loans. The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s number of operating properties and rentable square feet of real estate. As of March 31, 2020 and March 31, 2019, the Company had three redevelopment properties, respectively, which are excluded from the table.

	As of March 31,
	2020	2019
Operating Properties:
Number of properties	32	32
Rentable square feet	9,506,513	9,495,118

Basis of Presentation

The unaudited consolidated financial statements of the Company include all of the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other period.

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

	March 31,	March 31,
(in thousands)	2020	2019
Cash and cash equivalents	$17,283	$8,832
Restricted cash	—	—
Total cash, cash equivalents and restricted cash	$17,283	$8,832

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company’s Sponsored REIT Loan (as defined in Note 2 below) receivables are within the scope of this standard and our analysis was completed using a Probability of Default / Loss Given Default Model. The Company’s receivables associated with its real estate operating leases are not within the scope of this standard. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The ASU is intended to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for all entities for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. This ASU amends existing fair value measurement disclosure requirements by adding, changing, or removing certain disclosures. ASU 2018-13 will be effective for the Company as of January 1, 2020, and earlier adoption is permitted. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topics 326, Financial Instruments - Credit Losses, Topic 815 Derivatives and Hedging and Topic 825, Financial Instruments (“ASU 2019-04”). The ASU clarifies areas of guidance related to the recently issued standards on credit losses (Topic 326), derivatives and hedging (Topic 815), and recognition and measurement of financial instruments (Topic 825). The new guidance is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company is currently assessing the potential impact that the adoption of ASU 2020-04 may have on its consolidated financial statements.

2.  Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At each of March 31, 2020 and December 31, 2019, the Company held a non-controlling common stock interest in two Sponsored REITs in which the Company no longer shares in economic benefit or risk. Equity in income of investments in non-consolidated REITs were derived from the Company’s share of income or loss in the operations of those entities and included gain or loss on liquidation. The Company exercised influence over, but did not control these entities, and investments were accounted for using the equity method.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancellable with 30 days notice. Asset management fee income from non-consolidated entities amounted to approximately $21,000 and $58,000 for the three months ended March 31, 2020 and 2019, respectively.

From time to time the Company may make secured loans (“Sponsored REIT Loans”) to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes. The Company reviews the need for an allowance under CECL for Sponsored REIT Loans each reporting period. The Company regularly evaluates the extent and impact of any credit deterioration that could affect performance and the value of the secured property, as well as the financial and operating capability of the borrower. A property’s operating results and existing cash balances are considered and used to assess whether cash flows from operations are sufficient to cover the current and future operating and debt service requirements. The Company also evaluates the borrower’s competency in managing and operating the secured property and considers the overall economic environment, real estate sector and geographic sub-market in which the secured property is located. The Company applies normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment. The Company has evaluated the credit loss using a loss probability, loss given default model and determined that the expected credit loss on the Sponsored REIT Loan is immaterial.

The Company anticipates that each Sponsored REIT Loan will be repaid at maturity or earlier from refinancing, long term financings of the underlying properties, cash flows from the underlying properties or some other capital event. Each Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately one to three years. The mortgage loan bears interest at a fixed rate.

The following is a summary of the Sponsored REIT Loans outstanding as of March 31, 2020:

			Maximum	Amount	Interest
(dollars in thousands, except footnotes)		Maturity	Amount	Outstanding	Rate at
Sponsored REIT	Location	Date	of Loan	31-Mar-20	31-Mar-20

Mortgage loan secured by property
FSP Monument Circle LLC (1)	Indianapolis, IN	6-Dec-20	21,000	21,000	7.19%

			$21,000	$21,000

(1)	The interest rate is a fixed rate and this mortgage loan includes an origination fee of $164,000 and an exit fee of $38,000 when repaid by the borrower.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $382,000 and $1,294,000 for the three months ended March 31, 2020 and 2019, respectively.

3.  Bank Note Payable, Term Loans Payable and Senior Notes

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

The JPM Term Loan bears interest at either (i) a number of basis points over a LIBOR-based rate depending on the Company’s credit rating (125.0 basis points over the LIBOR-based rate at March 31, 2020) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25.0 basis points over the base rate at March 31, 2020).

Although the interest rate on the JPM Term Loan is variable under the JPM Credit Agreement, the Company fixed the LIBOR-based rate on a portion of the JPM Term Loan by entering into interest rate swap transactions. On March 7, 2019, the Company entered into ISDA Master Agreements with various financial institutions to hedge a $100 million portion of the future LIBOR-based rate risk under the JPM Credit Agreement. Effective March 29, 2019, the Company fixed the LIBOR-based rate at 2.44% per annum on a $100 million portion of the JPM Term Loan until November 30, 2021. Accordingly, based upon the Company’s credit rating, as of March 31, 2020, the effective interest rate on a $100 million portion of the JPM Term Loan was 3.69% per annum.

Based upon the Company’s credit rating, as of March 31, 2020, the effective interest rate on the unhedged $50 million portion of the JPM Term Loan was 2.25% per annum. The weighted average interest rate on the unhedged $50 million portion of the JPM Term Loan during the three months ended March 31, 2020 was approximately 2.95% per annum. The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2019 was approximately 3.54% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the JPM Term Loan financial covenants as of March 31, 2020.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (125 basis points over LIBOR at March 31, 2020) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25 basis points over the base rate at March 31, 2020).

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum until August 26, 2020. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of March 31, 2020, the effective interest rate on the BMO Term Loan was 3.57% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or the administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of March 31, 2020.

BAML Credit Facility

On July 21, 2016, the Company entered into a First Amendment (the “BAML First Amendment”), and on October 18, 2017, the Company entered into a Second Amendment (the “BAML Second Amendment”), to the Second Amended and Restated Credit Agreement dated October 29, 2014 among the Company, the lending institutions party thereto and Bank of America, N.A., as administrative agent, L/C Issuer and Swing Line Lender (as amended by the BAML First Amendment and the BAML Second Amendment, the “BAML Credit Facility”) that continued an existing unsecured revolving line of credit (the “BAML Revolver”) and extended the maturity of an existing term loan (the “BAML Term Loan”).

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

As of March 31, 2020, there were $30 million of borrowings outstanding under the BAML Revolver. The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.20% over LIBOR at March 31, 2020) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at March 31, 2020). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.25% at March 31, 2020).

Based upon the Company’s credit rating, as of March 31, 2020, the interest rate on the BAML Revolver was 2.19% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the three months ended March 31, 2020 was approximately 2.75% per annum. As of December 31, 2019, there were no borrowings outstanding under the BAML Revolver. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2019 was approximately 3.67% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.35% over LIBOR at March 31, 2020) or (ii) a margin over the base rate depending on the Company’s credit rating (0.35% over the base rate at March 31, 2020).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into interest rate swap transactions. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021. Accordingly, based upon the Company’s credit rating, as of March 31, 2020, the effective interest rate on the BAML Term Loan was 2.47% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BAML Credit Facility financial covenants as of March 31, 2020.

The Company may use the proceeds of the loans under the BAML Credit Facility to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BAML Credit Facility.

Senior Notes

On October 24, 2017, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with the various purchasers named therein (the “Purchasers”) in connection with a private placement of senior unsecured notes. Under the Note Purchase Agreement, the Company agreed to sell to the Purchasers an aggregate principal amount of $200 million of senior unsecured notes consisting of (i) 3.99% Series A Senior Notes due December 20, 2024 in an aggregate principal amount of $116 million (the “Series A Notes”) and (ii) 4.26% Series B Senior Notes due December 20, 2027 in an aggregate principal amount of $84 million (the “Series B Notes” and, together with the Series A Notes, the “Senior Notes”). On December 20, 2017, the Senior Notes were funded and the proceeds were used to reduce the outstanding balance of the BAML Revolver.

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BAML Credit Facility, the BMO Credit Agreement and the JPM Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. The Company was in compliance with the Senior Notes financial covenants as of March 31, 2020.

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

The following table summarizes the notional and fair value of our derivative financial instruments at March 31, 2020. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$(4,902)
2013 BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(1,616)
2019 JPM Interest Rate Swap	$100,000	2.44%	Mar-19	Nov-21	$(3,529)
2019 BMO Interest Rate Swap (1)	$220,000	2.39%	Aug-20	Jan-24	$(12,988)

(1) The Notional Value will decrease to $165 million on November 30, 2021.

On March 31, 2020, the 2017 Interest Rate Swap, 2013 BMO Interest Rate Swap, 2019 JPM Interest Rate Swap and 2019 BMO Interest Rate Swap were reported as liabilities with an aggregate fair value of approximately 23.0 million and are included in other liabilities: derivative liabilities in the consolidated balance sheet at March 31, 2020.

The gain/(loss) on the Company’s Interest Rate Swaps that was recorded in other comprehensive income (loss) (OCI) and the accompanying consolidated statements of operations as a component of interest expense for the three months ended March 31, 2020 and 2019, respectively, was as follows:

(in thousands)	Three Months Ended March 31,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2020	2019

Amounts of loss recognized in OCI	$(18,389)	$(5,316)
Amounts of previously recorded gain/(loss) reclassified from OCI into Interest Expense	$(36)	$1,475

Total amount of Interest Expense presented in the consolidated statements of operations	$9,063	$9,368

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $10.4 million of the current balance held in accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months.

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

The Company’s derivatives are recorded at fair value in other assets: derivative asset and other liabilities: derivative liability in the consolidated balance sheets and the effective portion of the derivatives’ fair value is recorded to other comprehensive income (loss) in the consolidated statements of comprehensive income (loss).

5.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at each of March 31, 2020 and 2019.

6.  Stockholders’ Equity

As of March 31, 2020, the Company had 107,269,201 shares of common stock outstanding. The Company declared and paid dividends as follows (in thousands, except per share amounts):

	Dividends Per	Total
Quarter Paid	Share	Dividends

First quarter of 2020	$0.09	$9,654

First quarter of 2019	$0.09	$9,651

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

On December 10, 2019, the Company granted 38,046 shares under the Plan to non-employee directors at a compensation cost of approximately $337,000. Such shares were fully vested on the date of issuance. There are currently 1,906,382 shares available for grant under the Plan.

	Shares Available	Compensation
(in thousands)	for Grant	Cost

Balance, December 31, 2016, 2017 and 2018	1,944,428
Shares granted 2019	(38,046)	$337,000
Balance December 31, 2019 and March 31, 2020	1,906,382	$337,000

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

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use NOLs to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs generated prior to December 31, 2018 will expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured. The gross amount of NOLs available to the Company was $13.0 million as of each of March 31, 2020 and December 31, 2019.

Income Tax Expense

The Company is subject to a business tax known as the Revised Texas Franchise Tax. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax. The Company recorded a provision for the Revised Texas Franchise Tax of $68,000 and $83,000 for the three months ended March 31, 2020 and 2019, respectively.

The income tax expense reflected in the consolidated statements of operations relates primarily to a franchise tax on our Texas properties. FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties, and the tax expenses associated with these activities and a refund receivable of $0.1 million recorded during the three months ended March 31, 2019 are reported as Other Taxes in the table below:

	For the Three Months Ended March 31,
(Dollars in thousands)	2020	2019

Revised Texas Franchise Tax	$68	$83
Other Taxes	—	(112)
Tax expense	$68	$(29)

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

For the three months ended March 31, 2020 and 2019, the Company recognized the following amounts of income relating to lease payments:

Income relating to lease payments:
	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Income from leases (1)	$61,529	$62,107
	$61,529	$62,107

(1) Amount from variable lease payments $15,629 and $16,065 for the three months ended March 31, 2020 and 2019, respectively.

9.  Subsequent Events

On April 3, 2020, the Board of Directors of the Company declared a cash distribution of $0.09 per share of common stock payable on May 7, 2020 to stockholders of record on April 17, 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, adverse changes in general economic or local market conditions, including as a result of the COVID-19 pandemic and other potential infectious disease outbreaks and terrorist attacks or other acts of violence, which may negatively affect the markets in which we and our tenants operate, adverse changes in energy prices, which if sustained, could negatively impact occupancy and rental rates in the markets in which we own properties, including energy-influenced markets such as Dallas, Denver and Houston, changes in interest rates as a result of economic market conditions or a downgrade in our credit rating, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, uncertainties relating to fiscal policy, changes in government regulations and regulatory uncertainty, changes in energy prices, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, delays in construction schedules, unanticipated increases in construction costs, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. “Risk Factors” below. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

FSP Corp., or we or the Company, operates in a single reportable segment: real estate operations. The real estate operations market involves real estate rental operations, leasing, secured financing of real estate and services provided for asset management, property management, property acquisitions, dispositions and development. Our current strategy is to invest in infill and central business district office properties in the United States sunbelt and mountain west regions, as well as select opportunistic markets. We believe that the United States sunbelt and mountain west regions have macro-economic drivers that have the potential to increase occupancies and rents. We seek value-oriented investments with an eye towards long-term growth and appreciation, as well as current income.

As of March 31, 2020, approximately 7.8 million square feet, or approximately 78% of our total owned portfolio, was located in Atlanta, Dallas, Denver, Houston and Minneapolis. From time-to-time we may dispose of our smaller, suburban office assets and replace them with larger infill and central business district office assets. As we execute this strategy, short term operating results could be adversely impacted. However, we believe that the transformed portfolio has the potential to provide higher profit and asset value growth over a longer period of time.

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

Trends and Uncertainties

COVID-19 Outbreak

Beginning in January 2020, there was a global outbreak of COVID-19, which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. It has already disrupted global travel and supply chains, adversely impacted global commercial activity, and its long-term economic impact remains uncertain. Considerable uncertainty still surrounds COVID-19 and its potential effects on the population, as well as the effectiveness of any responses taken on a national and local level by government authorities and businesses. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses and other efforts to curb the spread of COVID-19 have significantly disrupted business activity globally, including in the markets where we own properties, and we expect them to have an adverse impact on our business. Many of our tenants are subject to shelter in place and other quarantine restrictions, and the restrictions could be in place for an extended period of time. The outbreak is expected to have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The reduction in economic activity worldwide has had a significant negative effect on energy prices, which, if sustained, could have an adverse impact on occupancy and rental rates in energy-influenced markets such as Dallas, Denver and Houston, where we have a significant concentration of properties. However, the rapidly evolving nature of the pandemic makes it difficult to ascertain the long-term impact it will have on commercial real estate markets and our business. Nevertheless, COVID-19 presents material uncertainty and risk with respect to the performance of our properties and our financial results, such as the potential negative impact to leasing efforts and occupancy at our properties, the potential closure of certain of our assets for an extended period, uncertainty regarding future rent collection levels or requests for rent concessions from our tenants, the occurrence of a default under any of our debt agreements, the potential for increased borrowing costs, a potential downgrade in our credit rating that could lead to increased borrowing costs or reduce our access to funding sources in credit and capital markets, our ability to refinance existing indebtedness or to secure new sources of capital on favorable terms, fluctuations in our level of dividends, increased costs of operations, our ability to complete required capital expenditures in a timely manner and on budget, decrease in values of our real estate assets, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. We are unable to estimate the impact COVID-19 will have on our financial results at this time. See also Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. “Risk Factors” below.

We have been following and directing our vendors to follow the guidelines from the Centers for Disease Control (CDC) and other applicable authorities to minimize the spread of COVID-19 among our employees, tenants, vendors and visitors, as well as at our properties. We have implemented working from home policies for our employees. During the three months ended March 31, 2020 and as of April 30, 2020, all of our properties remained open for business. Although some of our tenants have requested rent concessions, and more tenants may request rent concessions or may not pay rent in the future, as of April 28, 2020, we had collected approximately 98% of rental receipts due in April 2020. Future rent concession requests or nonpayment of rent could lead to increased customer delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, and/or capital expenditures, or reduced rental rates to maintain occupancies. We review each rent concession request on a case by case basis and may or may not provide rent concessions depending on the specific circumstances involved. Cash, cash equivalents and restricted cash were $17.3 million and approximately $43.0 million at March 31, 2020 and April 28, 2020, respectively. Management believes that existing cash, cash anticipated to be generated internally by operations and our existing availability under the BAML Revolver ($570 million at March 31, 2020 and approximately $545 million at April 30, 2020) will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real estate properties.

Economic Conditions

The economy in the United States is currently in an economic downturn with recessionary concerns as a result of COVID-19. Economic conditions directly affect the demand for office space, our primary income producing asset. The broad economic market conditions in the United States are typically affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, the pace of economic growth and/or recessionary concerns, uncertainty about government fiscal, monetary, trade and tax policies, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit, and interest rates. As of the date of this report, the impact of the COVID-19 pandemic and related fallout from containment and mitigation measures, such as stay at home orders and the closing of non-essential business, is disproportionately affecting current economic conditions in the United States.

Real Estate Operations

Leasing

As of March 31, 2020, our real estate portfolio was comprised of 32 operating properties, which we refer to as our operating properties, and 3 redevelopment properties, which we refer to as our redevelopment properties, that are in the process of being redeveloped, or are completed but not yet stabilized. We collectively refer to our operating and our redevelopment properties as our owned portfolio. Our 32 operating properties were approximately 85.4% leased as of March 31, 2020, a decrease from 87.6% leased as of December 31, 2019. The 2.2% decrease in leased space was a result of the impact of lease expirations and terminations, which exceeded leasing completed during the three months ended March 31, 2020. As of March 31, 2020, we had approximately 1,385,000 of vacancy in our operating properties compared to approximately 1,175,000 square feet of vacancy at December 31, 2019. During the three months ended March 31, 2020, we leased approximately 280,000 square feet of office space, of which approximately 136,000 square feet were with existing tenants, at a weighted average term of 6.3 years. On average, tenant improvements for such leases were $22.13 per square foot, lease commissions were $7.80 per square foot and rent concessions were approximately four months of free rent. Average GAAP base rents under such leases were $31.17 per square foot, or 10.5% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2019.

As of March 31, 2020, our three redevelopment properties included an approximately 130,000 square foot redevelopment property known as 801 Marquette in Minneapolis, Minnesota, an approximately 213,000 square foot property known as Blue Lagoon in Miami, Florida and an approximately 62,000 square foot property known as Forest Park in Charlotte, North Carolina. Given the length of the redevelopment and lease-up process, these properties are not placed in service until, in some cases, years after we commence the project.

The redevelopment at 801 Marquette was substantially completed at the end of the second quarter of 2017 and is in the process of being leased up; however, it is not stabilized. As of March 31, 2020, we had leases signed and tenants occupying approximately 37.0% of the rentable square feet of the property. We expect to incur redevelopment and lease-up costs of $29.6 million, of which we had incurred approximately $23.0 million as of March 31, 2020.

The redevelopment of Blue Lagoon commenced in December 2018 following the maturity of a lease with a major tenant that occupied 100% of the property. On September 13, 2019, we entered into a lease agreement with a new tenant with an initial term of 16 years for approximately 156,000 square feet, or 73.1% of the property’s rentable square feet. We expect to incur total restoration, redevelopment and lease-up costs of $39.6 million, which include work on the roof of the building, costs to make the space suitable for multiple tenants and to increase parking at the property. As of March 31, 2020, we had incurred approximately $11.0 million in total redevelopment costs. We anticipate completing the redevelopment by the end of 2020.

The redevelopment of Forest Park commenced in January 2019 following the maturity of a lease with a tenant that occupied 100% of the property through December 31, 2018. We expect to incur total redevelopment and lease-up costs of $5.2 million, which include interior work to make the space suitable for multiple tenants. As of March 31, 2020, we had incurred approximately $1.0 million in redevelopment costs. We anticipate completing the redevelopment by June 30, 2020. We have a lease with one tenant for approximately 22,000 square feet or approximately 35% of the total rentable square feet, for an initial term of 11 years.

As of March 31, 2020, leases for approximately 3.6% and 8.5% of the square footage in our owned portfolio are scheduled to expire during 2020 and 2021, respectively. As the second quarter of 2020 begins, we believe that our operating properties are well stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants. While leasing activity at our properties has continued, we believe that the COVID-19 pandemic and related containment and mitigation measures may limit or delay new tenant leasing during at least the second quarter of 2020 and potentially in future periods.

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

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company’s Sponsored REIT Loan (as defined in Note 2 of our consolidated financial statements) receivables are within the scope of this standard. The Company’s receivables associated with its real estate operating leases are not within the scope of this standard and our analysis was completed using a Probability of Default / Loss Given Default Model. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The ASU is intended to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for all entities for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. This ASU amends existing fair value measurement disclosure requirements by adding, changing, or removing certain disclosures. ASU 2018-13 will be effective for the Company as of January 1, 2020, and earlier adoption is permitted. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topics 326, Financial Instruments - Credit Losses, Topic 815 Derivatives and Hedging and Topic 825, Financial Instruments (“ASU 2019-04”). The ASU clarifies areas of guidance related to the recently issued standards on credit losses (Topic 326), derivatives and hedging (Topic 815), and recognition and measurement of financial instruments (Topic 825). The new guidance is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company is currently assessing the potential impact that the adoption of ASU 2020-04 may have on its consolidated financial statements.

Results of Operations

The following table shows financial results for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(in thousands)	2020	2019	Change
Revenues:
Rental	$62,567	$63,359	$(792)
Related party revenue:
Management fees and interest income from loans	403	1,352	(949)
Other	13	5	8
Total revenues	62,983	64,716	(1,733)
Expenses:
Real estate operating expenses	17,298	17,726	(428)
Real estate taxes and insurance	11,762	12,102	(340)
Depreciation and amortization	22,338	23,245	(907)
General and administrative	3,525	3,509	16
Interest	9,063	9,368	(305)
Total expenses	63,986	65,950	(1,964)

Loss before taxes	(1,003)	(1,234)	231
Tax expense (benefit) on income	68	(29)	97

Net loss	$(1,071)	$(1,205)	$134

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019:

Revenues

Total revenues decreased by $1.7 million to $63.0 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $0.8 million arising primarily from the loss of rental income from leases that expired after March 31, 2019, which was partially offset by rental income earned from leases commencing after March 31, 2019. Our leased space in our operating properties was 85.4% at March 31, 2020 and 88.5% at March 31, 2019.

●	A decrease of approximately $0.9 million in interest income from Sponsored REIT Loans primarily as a result of repayment of approximately $51 million of these loans in June 2019.

Expenses

Total expenses decreased by $2.0 million to $64.0 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease was primarily a result of:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $0.8 million.
●	A decrease in depreciation and amortization of approximately $0.9 million.
●	A decrease in interest expense of approximately $0.3 million. The decrease was primarily attributable to lower interest rates and lower debt outstanding during the three months ended March 31, 2020 compared to the same period in 2019.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which decreased $15,000, and benefits from federal and other income taxes, which decreased by $112,000, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily as a result of a refund arising due to the provisions of the Tax Cuts and Jobs Act of 2017 during the three months ended March 31, 2019.

Net loss

Net loss for the three months ended March 31, 2020 was $1.1 million compared to a net loss of $1.2 million for the three months ended March 31, 2019, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the Three Months Ended
(in thousands):	2020	2019
Net loss	$(1,071)	$(1,205)
Depreciation and amortization	22,265	23,133
NAREIT FFO	21,194	21,928
Lease Acquisition costs	98	182

Funds From Operations	$21,292	$22,110

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

Net Operating Income (NOI)*

	Rentable
	Square
	Feet	Three Months Ended	Three Months Ended	Inc	%
(in thousands)	or RSF	31-Mar-20	31-Mar-19	(Dec)	Change
Region
East	944	$2,664	$3,185	$(521)	(16.4)%
MidWest	1,555	5,485	5,163	322	6.2%
South	4,387	13,290	14,272	(982)	(6.9)%
West	2,620	11,463	10,559	904	8.6%
Property NOI* from Operating Properties	9,506	32,902	33,179	(277)	(0.8)%
Dispositions and Redevelopment Properties	405	(28)	(205)	177	0.5%
Property NOI*	9,911	$32,874	$32,974	$(100)	(0.3)%

Same Store		$32,902	$33,179	$(277)	(0.8)%

Less Nonrecurring
Items in NOI* (a)		26	35	(9)	0.0%

Comparative
Same Store		$32,876	$33,144	$(268)	(0.8)%

		Three Months Ended	Three Months Ended
Reconciliation to Net Income (Loss)		31-Mar-20	31-Mar-19
Net loss		$(1,071)	$(1,205)
Add (deduct):
Management fee income		(478)	(677)
Depreciation and amortization		22,338	23,245
Amortization of above/below market leases		(73)	(112)
General and administrative		3,525	3,509
Interest expense		9,063	9,368
Interest income		(382)	(1,294)
Non-property specific items, net		(48)	140

Property NOI*		$32,874	$32,974
(a)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the three months ended March 31, 2020 for our properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in non-consolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	March 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2020 (a)	Square Feet (b)

Meadow Point	Chantilly	VA	1999	138,537	130,308	94.1%	$25.72
Innsbrook	Glen Allen	VA	1999	298,183	170,680	57.2%	18.94
Loudoun Tech Center	Dulles	VA	1999	136,658	135,209	98.9%	19.65
Stonecroft	Chantilly	VA	2008	111,469	-	—%	—
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	33.06
East total				944,378	695,728	73.7%	25.61
Northwest Point	Elk Grove Village	IL	1999	177,095	177,095	100.0%	32.19
909 Davis Street	Evanston	IL	2002	195,098	182,104	93.3%	38.22
River Crossing	Indianapolis	IN	1998	205,729	200,442	97.4%	24.91
Timberlake	Chesterfield	MO	1999	234,496	224,319	95.7%	27.13
Timberlake East	Chesterfield	MO	2000	117,036	117,036	100.0%	26.67
121 South 8th Street	Minneapolis	MN	1974	297,209	265,913	89.5%	24.15
Plaza Seven	Minneapolis	MN	1987	328,403	288,601	87.9%	32.03
Midwest total				1,555,066	1,455,510	93.6%	29.22
One Overton Park	Atlanta	GA	2002	387,267	315,003	81.3%	24.53
Park Ten	Houston	TX	1999	157,460	112,962	71.7%	24.79
Addison Circle	Addison	TX	1999	289,302	216,571	74.9%	33.45
Collins Crossing	Richardson	TX	1999	300,887	238,694	79.3%	27.09
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	30.13
Park Ten Phase II	Houston	TX	2006	156,746	129,503	82.6%	28.20
Liberty Plaza	Addison	TX	1985	216,827	157,004	72.4%	23.65
Legacy Tennyson Center	Plano	TX	1999/2008	207,049	190,154	91.8%	29.80
One Legacy Circle	Plano	TX	2008	214,110	97,399	45.5%	35.79

The information presented below provides the weighted average GAAP rent per square foot for the three months ended March 31, 2020 for our properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in non-consolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	March 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2020 (a)	Square Feet (b)

One Ravinia Drive	Atlanta	GA	1985	386,602	334,140	86.4%	$27.64
Two Ravinia Drive	Atlanta	GA	1987	411,047	278,073	67.7%	27.44
Westchase I & II	Houston	TX	1983/2008	629,025	357,349	56.8%	29.88
Pershing Park Plaza	Atlanta	GA	1989	160,145	157,631	98.4%	30.81
999 Peachtree	Atlanta	GA	1987	621,946	527,846	84.9%	33.67
South Total				4,386,812	3,360,728	76.6%	29.28
380 Interlocken	Broomfield	CO	2000	240,359	173,996	72.4%	35.33
1999 Broadway	Denver	CO	1986	677,377	541,698	80.0%	33.84
1001 17th Street	Denver	CO	1977/2006	655,420	644,409	98.3%	37.01
600 17th Street	Denver	CO	1982	609,353	526,542	86.4%	32.47
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	25.18
390 Interlocken	Broomfield	CO	2002	241,512	237,141	98.2%	34.92
West Total				2,620,257	2,320,022	88.5%	33.90

Total Operating Properties				9,506,513	7,831,988	82.4%	30.31

Redevelopment Properties (c)
Forest Park	Charlotte	NC	1999	62,212	—	—%	—
Blue Lagoon Drive	Miami	FL	2002	213,182	—	—%	—
801 Marquette Ave	Minneapolis	MN	1923/2017	129,821	48,021	37.0%	25.88
Total Redevelopment Properties				405,215	48,021	11.9%	25.88

Grand Total				9,911,728	7,880,009	79.5%	$30.28

(a)	Based on weighted occupied square feet for the three months ended March 31, 2020, including month-to-month tenants, divided by the Property’s net rentable square footage.
(b)Represents annualized GAAP rental revenue for the three months ended March 31, 2020, per weighted occupied square foot.
(c)Redevelopment Properties include properties in the process of being redeveloped, or are completed but not yet stabilized.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $17.3 million and $9.8 million at March 31, 2020 and December 31, 2019, respectively. The increase of $7.5 million is attributable to $7.2 million provided by operating activities, less $20.0 million used for investing activities plus $20.3 million provided by financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real estate properties.

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2020 of $7.2 million is primarily attributable to a net loss of $1.1 million plus the add-back of $22.0 million of non-cash expenses, an increase in tenant rent receivables of $0.3 million and an increase in tenant security deposits of $0.3 million. These amounts were partially offset by a decrease in accounts payable and accrued compensation of $10.3 million, an increase in payment of deferred leasing commissions of $2.9 million, a decrease in prepaid expenses and other assets of $0.6 million and an increase in lease acquisition costs of $0.5 million.

Investing Activities

Cash used for investing activities for the three months ended March 31, 2020 of $20.0 million is primarily attributable to purchases of other real estate assets and office equipment investments of approximately $20.0 million.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2020 of $20.3 million is primarily attributable to net borrowings on the BAML Revolver (as defined below) of $30.0 million and was partially offset by distributions paid to stockholders of $9.7 million.

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

The JPM Term Loan bears interest at either (i) a number of basis points over a LIBOR-based rate depending on the Company’s credit rating (125.0 basis points over the LIBOR-based rate at March 31, 2020) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25.0 basis points over the base rate at March 31, 2020).

Although the interest rate on the JPM Term Loan is variable under the JPM Credit Agreement, the Company fixed the LIBOR-based rate on a portion of the JPM Term Loan by entering into interest rate swap transactions. On March 7, 2019, the Company entered into ISDA Master Agreements with various financial institutions to hedge a $100 million portion of the future LIBOR-based rate risk under the JPM Credit Agreement. Effective March 29, 2019, the Company fixed the LIBOR-based rate at 2.44% per annum on a $100 million portion of the JPM Term Loan until November 30, 2021. Accordingly, based upon the Company’s credit rating, as of March 31, 2020, the effective interest rate on a $100 million portion of the JPM Term Loan was 3.69% per annum.

Based upon the Company’s credit rating, as of March 31, 2020, the effective interest rate on the unhedged $50 million portion of the JPM Term Loan was 2.25% per annum. The weighted average interest rate on the unhedged $50 million portion of the JPM Term Loan during the three months ended March 31, 2020 was approximately 2.95% per annum. The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2019 was approximately 3.54% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the JPM Term Loan financial covenants as of March 31, 2020.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (125 basis points over LIBOR at March 31, 2020) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25 basis points over the base rate at March 31, 2020).

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum until August 26, 2020. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of March 31, 2020, the effective interest rate on the BMO Term Loan was 3.57% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or the administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of March 31, 2020.

BAML Credit Facility

On July 21, 2016, the Company entered into a First Amendment (the “BAML First Amendment”), and on October 18, 2017, the Company entered into a Second Amendment (the “BAML Second Amendment”), to the Second Amended and Restated Credit Agreement dated October 29, 2014 among the Company, the lending institutions party thereto and Bank of America, N.A., as administrative agent, L/C Issuer and Swing Line Lender (as amended by the BAML First Amendment and the BAML Second Amendment, the “BAML Credit Facility”) that continued an existing unsecured revolving line of credit (the “BAML Revolver”) and extended the maturity of an existing term loan (the “BAML Term Loan”).

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

As of March 31, 2020, there were borrowings of $30 million outstanding under the BAML Revolver. The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.20% over LIBOR at March 31, 2020) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at March 31, 2020). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.25% at March 31, 2020).

Based upon the Company’s credit rating, as of March 31, 2020, the interest rate on the BAML Revolver was 2.19% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the three months ended March 31, 2020 was approximately 2.75% per annum. As of December 31, 2019, there were no borrowings outstanding under the BAML Revolver. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2019 was approximately 3.67% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.35% over LIBOR at March 31, 2020) or (ii) a margin over the base rate depending on the Company’s credit rating (0.35% over the base rate at March 31, 2020).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into interest rate swap transactions. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021. Accordingly, based upon the Company’s credit rating, as of March 31, 2020, the effective interest rate on the BAML Term Loan was 2.47% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BAML Credit Facility financial covenants as of March 31, 2020.

The Company may use the proceeds of the loans under the BAML Credit Facility to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BAML Credit Facility.

Senior Notes

On October 24, 2017, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with the various purchasers named therein (the “Purchasers”) in connection with a private placement of senior unsecured notes. Under the Note Purchase Agreement, the Company agreed to sell to the Purchasers an aggregate principal amount of $200 million of senior unsecured notes consisting of (i) 3.99% Series A Senior Notes due December 20, 2024 in an aggregate principal amount of $116 million (the “Series A Notes”) and (ii) 4.26% Series B Senior Notes due December 20, 2027 in an aggregate principal amount of $84 million (the “Series B Notes” and, together with the Series A Notes, the “Senior Notes”). On December 20, 2017, the Senior Notes were funded and the proceeds were used to reduce the outstanding balance of the BAML Revolver.

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BAML Credit Facility, the BMO Credit Agreement and the JPM Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. The Company was in compliance with the Senior Notes financial covenants as of March 31, 2020.

Equity Securities

As of March 31, 2020, we had an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our debt securities, common stock, preferred stock or depository shares. From time to time, we expect to issue debt securities, common stock, preferred stock or depository shares under our existing automatic shelf registration statements or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage. As of March 31, 2020, we had one loan outstanding for $21 million principal amount with one Sponsored REIT under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes. We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from refinancing, long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Additional information about our Sponsored REIT Loans outstanding as of March 31, 2020, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part 1, Item 1, Note 2, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the three months ended March 31, 2020 and 2019, respectively, the rental income exceeded the expenses for each individual property, with the exception of one property located in Chantilly, Virginia for the three months ended March 31, 2020, one property located in Minneapolis, Minnesota for the three months ended March 31, 2020 and 2019 and one property located in Houston, Texas for the three months ended March 31, 2019.

Our property located in Chantilly, Virginia (“Stonecroft”) had approximately 111,000 square feet of rentable space and became vacant in December 2019. We had no rental income and operating expenses of $172,000 during the three months ended March 31, 2020.

Our property located at 801 Marquette Avenue in Minneapolis, Minnesota (“801 Marquette Avenue”) had approximately 170,000 square feet of rentable space and became vacant in January 2016. On June 30, 2016, we commenced a redevelopment plan for the property and substantially completed the redevelopment in the second quarter of 2017. Redevelopment of 801 Marquette Avenue resulted in approximately 129,800 of net rentable square feet for the property. As of March 31, 2020, we have signed leases with two tenants that now occupy 48,000 square feet, or 37% of rentable square feet at the property. As a result, we had rental income of $313,000 and operating expenses of $329,000 during the three months ended March 31, 2020. We had rental income of $84,000 and operating expenses of $286,000 during the three months ended March 31, 2019.

The property located in Houston, Texas has approximately 157,000 square feet of rentable space and became substantially vacant on April 30, 2017 when two tenants vacated 155,000 square feet of space. The property signed leases that commenced in 2019 for approximately 105,000 square feet, or 66.9% of the square feet of the property. We had rental income of $262,000 and had operating expenses of $375,000 during the three months ended March 31, 2019.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. As of March 31, 2020 and December 31, 2019, if market rates on our outstanding borrowings under the BAML Revolver and the floating rate portion of the JPM Term Loan increased by 10% at maturity, or approximately 22 and 31 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.2 million and $0.2 million annually, respectively. Based upon our credit rating, the interest rate on the BAML Revolver as of March 31, 2020 was LIBOR plus 120 basis points, or 2.19% per annum. Based upon our credit rating, the interest rate on the $50 million portion of the JPM Term Loan that is not subject to interest rate swap transactions as of March 31, 2020 was the LIBOR-based rate plus 125 basis points, or 2.25% per annum. We do not believe that the interest rate risk on the BAML Revolver and the JPM Term Loan is material as of March 31, 2020.

Although the interest rates on the BMO Term Loan, the BAML Term Loan and the JPM Term Loan are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BAML Term Loan, and the LIBOR-based rate on a $100 million portion of the JPM Term Loan, by entering into interest rate swap agreements. On July 22, 2016, the Company fixed the interest rate for the period beginning on September 27, 2017 and ending on September 27, 2021 on the BAML Term Loan with multiple interest rate swap agreements (the “2017 Interest Rate Swap”). On August 26, 2013, the Company fixed the interest rate until August 26, 2020 on the BMO Term Loan with an interest rate swap agreement (the “2013 BMO Interest Rate Swap”). On March 7, 2019, the Company fixed the interest rate for the period beginning on March 29, 2019 and ending on November 30, 2021 for the notional value of $100 million on the JPM Term Loan with interest rate swap agreements (the “2019 JPM Interest Rate Swap”). On February 20, 2019, the Company fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan with interest rate swap agreements (the “2019 BMO Interest Rate Swap”). Accordingly, based upon our credit rating, as of March 31, 2020, the interest rate on the BAML Term Loan was 2.47% per annum, the interest rate on the BMO Term Loan was 3.57% per annum, and the interest rate on $100 million of the JPM Term Loan was 3.69% per annum. The fair value of these interest rate swaps are affected by changes in market interest rates. We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the 2017 Interest Rate Swap from September 27, 2017 until September 27, 2021. We believe that we have mitigated interest rate risk with respect to the BMO Term Loan through the 2013 BMO Interest Rate Swap and the 2019 BMO Interest Rate Swap until January 31, 2024. We believe that we have mitigated the interest rate risk on a $100 million portion of the JPM Term Loan until November 30, 2021 with the 2019 JPM Interest Rate Swap. These interest rate swaps were our only derivative instruments as of March 31, 2020.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BAML Term Loan, BMO Term Loan and a portion of the JPM Term Loan as of March 31, 2020 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$(4,902)
2013 BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(1,616)
2019 JPM Interest Rate Swap	$100,000	2.44%	Mar-19	Nov-21	$(3,529)
2019 BMO Interest Rate Swap (1)	$220,000	2.39%	Aug-20	Jan-24	$(12,988)

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

The Company’s derivatives are recorded at fair value in other assets and liabilities in the consolidated balance sheets, the effective portion of the derivatives’ fair value is recorded to other comprehensive income (loss) in the consolidated statements of comprehensive income (loss).

The following table presents, as of March 31, 2020, our contractual variable rate borrowings under our BAML Revolver, which matures on January 12, 2022, under our JPM Term Loan, which matures on November 30, 2021, under our BAML Term Loan, which matures on January 12, 2023, under our BMO Term Loan Tranche A, which matures on November 30, 2021, under our BMO Term Loan Tranche B, which matures on January 31, 2024, under our Series A Notes, which mature on December 20, 2024, and under our Series B Notes, which mature on December 20, 2027. Under the BAML

Revolver, we have the right to extend the initial maturity date with two additional six month extensions, or until January 12, 2023, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2020	2021	2022	2023	2024	Thereafter
BAML Revolver	$30,000	$—	$—	$30,000	$—	$—	$—
JPM Term Loan	150,000	—	150,000	—	—	—	—
BAML Term Loan	400,000	—	—	—	400,000	—	—
BMO Term Loan Tranche A	55,000	—	55,000	—	—	—	—
BMO Term Loan Tranche B	165,000	—	—	—	—	165,000	—
Series A Notes	116,000	—	—	—	—	116,000	—
Series B Notes	84,000	—	—	—	—	—	84,000
Total	$1,000,000	$—	$205,000	$30,000	$400,000	$281,000	$84,000

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

The following additional risk factor relating to COVID-19 should be read in conjunction with the risk factors set forth under Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). The developments described in this additional risk factor have heightened, or in some cases manifested, certain of the risks disclosed in the risk factor section of the 2019 Form 10-K, and such risk factors are further qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q, including in the additional risk factor below. Except as described herein, there have been no material changes to the risk factors disclosed in the 2019 Form 10-K. In addition to the other information set forth in this report, you should carefully consider the risks discussed below and in the 2019 Form 10-K, which could materially affect our business, financial condition or future results. The risks described below and in the 2019 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economies and is expected to have an adverse impact on our financial condition and results of operations. This impact could be materially adverse to the extent that the current COVID-19 outbreak, or future pandemics, cause tenants to be unable to pay their rent or reduce the demand for commercial real estate, or cause other impacts described below.

The outbreak of COVID-19 in many countries, including the United States, continues to adversely impact global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines and restrictions on travel.

Many U.S. cities and states, including cities and states where our properties are located, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. There can be no assurances as to the length of time these restrictions will remain in place.

The effects of the COVID-19 outbreak or another future pandemic could adversely affect us and/or our tenants due to, among other factors:

●	the unavailability of personnel, including our executive officers and other leaders that are part of our management team, and the inability to recruit, attract and retain skilled personnel;

●	difficulty accessing debt and equity capital on attractive terms, or at all—a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our and our tenants’ ability to access capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis on attractive terms, and may adversely affect the valuation of financial assets and liabilities, any of which could affect our ability to meet liquidity and capital expenditure requirements or have a material adverse effect on our business, financial condition, results of operations and cash flows;

●	an inability to operate in affected areas, or delays in the supply of products or services from the vendors that are needed to operate effectively, including without limitation, the ability to complete construction on time and on budget;

●	a reduction in demand for oil as a result of decreased economic activity and travel restrictions which, if sustained, could have an adverse impact on occupancy and rental rates in the markets where we own properties, including energy-influenced markets such as Dallas, Denver and Houston, where we have a significant concentration of properties;

●	tenants’ inability to pay rent on their leases or our inability to re-lease space that is or becomes vacant, which inability, if extreme, could cause us to: (i) no longer be able to maintain our current level of dividends in order to preserve liquidity and (ii) be unable to meet our debt obligations to lenders, which could cause us to be unable to meet debt covenants, which could trigger a default or defaults and cause us to have to sell properties or refinance debt on unattractive terms; and

●	our inability to maintain an investment grade corporate credit rating could lead to increased borrowing costs and adversely affect our access to funding sources and the terms of any available funding sources.

COVID-19 has begun to impact our properties and operating results and will continue to do so to the extent it reduces occupancy, increases the cost of operation, results in limited hours, results in decreased rental receipts, results in increased borrowings or necessitates the closure of such properties. In addition, quarantines, states of emergencies and other measures taken to curb the spread of COVID-19 may negatively impact the ability of our properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our properties and operating results.

Some of our existing tenants and potential tenants operate in industries that are being adversely affected by the disruption to business caused by this global outbreak. Tenants have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. For example, some of our retail tenants have been, and may continue to be, closed for an extended period of time or only open certain hours of the day. Some of our tenants have requested rent concessions and more tenants may request rent concessions or may not pay rent in the future. This could lead to increased rent delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, increased tenant improvement capital expenditures, or reduced rental rates to maintain occupancies. Our operations could be materially negatively affected if the economic downturn is prolonged, which could adversely affect our operating results, ability to pay dividends, our ability to repay or refinance our existing indebtedness, and the price of our common stock.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on our future financial performance, as a whole, and, specifically, on our real estate property holdings are uncertain at this time. The impact will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories and restrictions, and the uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows, and the price of our common stock.

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

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income (Loss); and (v) the Notes to Consolidated Financial Statements.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: April 30, 2020	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: April 30, 2020	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)