Form 10-Q
period 2020-06-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2020-08-05
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020.

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

The number of shares of common stock outstanding as of July 30, 2020 was 107,328,199.

Franklin Street Properties Corp.
Form 10-Q

Quarterly Report
June 30, 2020

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Franklin Street Properties Corp.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share and par value amounts)	2020	2019
Assets:
Real estate assets:
Land	$191,578	$191,578
Buildings and improvements	1,964,308	1,924,664
Fixtures and equipment	12,250	11,665
	2,168,136	2,127,907
Less accumulated depreciation	522,238	490,697
Real estate assets, net	1,645,898	1,637,210
Acquired real estate leases, less accumulated amortization of $60,469 and $60,749, respectively	34,022	40,704
Cash, cash equivalents and restricted cash	2,890	9,790
Tenant rent receivables	4,192	3,851
Straight-line rent receivable	69,062	66,881
Prepaid expenses and other assets	6,506	7,246
Related party mortgage loan receivables	21,000	21,000
Other assets: derivative asset	—	3,022
Office computers and furniture, net of accumulated depreciation of $1,409 and $1,362, respectively	196	183
Deferred leasing commissions, net of accumulated amortization of $30,958 and $28,114, respectively	51,669	52,767
Total assets	$1,835,435	$1,842,654

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$30,000	$—
Term loans payable, less unamortized financing costs of $3,507 and $4,267, respectively	766,493	765,733
Series A & Series B Senior Notes, less unamortized financing costs of $904 and $985, respectively	199,096	199,015
Accounts payable and accrued expenses	55,712	66,658
Accrued compensation	2,278	3,400
Tenant security deposits	9,155	9,346
Lease liability	1,716	1,890
Other liabilities: derivative liabilities	22,958	7,704
Acquired unfavorable real estate leases, less accumulated amortization of $4,804 and $4,676, respectively	2,024	2,512
Total liabilities	1,089,432	1,056,258

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 107,328,199 and 107,269,201 shares issued and outstanding, respectively	11	11
Additional paid-in capital	1,357,131	1,356,794
Accumulated other comprehensive loss	(22,958)	(4,682)
Accumulated distributions in excess of accumulated earnings	(588,181)	(565,727)
Total stockholders’ equity	746,003	786,396
Total liabilities and stockholders’ equity	$1,835,435	$1,842,654

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019

Revenues:
Rental	$60,398	$65,485	$122,965	$128,844
Related party revenue:
Management fees and interest income from loans	405	1,322	808	2,674
Other	5	6	18	11
Total revenues	60,808	66,813	123,791	131,529
Expenses:
Real estate operating expenses	15,470	17,116	32,768	34,842
Real estate taxes and insurance	12,307	12,801	24,069	24,903
Depreciation and amortization	22,245	22,109	44,583	45,354
General and administrative	3,817	3,702	7,342	7,211
Interest	8,980	9,371	18,043	18,739
Total expenses	62,819	65,099	126,805	131,049

Income (loss) before taxes	(2,011)	1,714	(3,014)	480
Tax expense on income	64	81	132	52

Net income (loss)	$(2,075)	$1,633	$(3,146)	$428

Weighted average number of shares outstanding, basic and diluted	107,287	107,231	107,278	107,231

Net income (loss) per share, basic and diluted	$(0.02)	$0.02	$(0.03)	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Net income (loss)	$(2,075)	$1,633	$(3,146)	$428

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	77	(11,461)	(18,276)	(18,252)

Total other comprehensive income (loss)	77	(11,461)	(18,276)	(18,252)

Comprehensive loss	$(1,998)	$(9,828)	$(21,422)	$(17,824)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands, except per share amounts)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2018	107,231	$11	$1,356,457	$14,765	$(533,599)	$837,634
Comprehensive loss	—	—	—	(6,791)	(1,205)	(7,996)
Distributions $0.09 per share of common stock	—	—	—	—	(9,651)	(9,651)
Balance, March 31, 2019	107,231	$11	$1,356,457	$7,974	$(544,455)	$819,987
Comprehensive income (loss)	—	—	—	(11,461)	1,633	(9,828)
Distributions $0.09 per share of common stock	—	—	—	—	(9,651)	(9,651)
Balance, June 30, 2019	107,231	$11	$1,356,457	$(3,487)	$(552,473)	$800,508

Balance, December 31, 2019	107,269	$11	$1,356,794	$(4,682)	$(565,727)	$786,396
Comprehensive loss	—	—	—	(18,353)	(1,071)	(19,424)
Distributions $0.09 per share of common stock	—	—	—	—	(9,654)	(9,654)
Balance, March 31, 2020	107,269	$11	$1,356,794	$(23,035)	$(576,452)	$757,318
Comprehensive income (loss)	—	—	—	77	(2,075)	(1,998)
Equity-based compensation	59	—	337			337
Distributions $0.09 per share of common stock	—	—	—	—	(9,654)	(9,654)
Balance, June 30, 2020	107,328	$11	$1,357,131	$(22,958)	$(588,181)	$746,003

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income (loss)	$(3,146)	$428
Adjustments to reconcile net income or loss to net cash provided by operating activities:
Depreciation and amortization expense	46,055	46,791
Amortization of above and below market leases	(147)	(193)
Shares issued as compensation	337	—
Decrease in allowance for doubtful accounts and write-off of accounts receivable	(13)	(91)
Changes in operating assets and liabilities:
Tenant rent receivables	(328)	(2,337)
Straight-line rents	(1,343)	(4,829)
Lease acquisition costs	(838)	(2,603)
Prepaid expenses and other assets	21	2,392
Accounts payable and accrued expenses	(10,006)	(8,741)
Accrued compensation	(1,122)	(852)
Tenant security deposits	(191)	2,799
Payment of deferred leasing commissions	(3,682)	(8,114)
Net cash provided by operating activities	25,597	24,650
Cash flows from investing activities:
Property improvements, fixtures and equipment	(43,189)	(28,944)
Investment in related party mortgage loan receivable	—	(2,400)
Repayment of related party mortgage loan receivable	—	51,530
Proceeds received from liquidating trust	—	1,470
Net cash provided by (used in) investing activities	(43,189)	21,656
Cash flows from financing activities:
Distributions to stockholders	(19,308)	(19,302)
Borrowings under bank note payable	60,000	45,000
Repayments of bank note payable	(30,000)	(70,000)
Deferred financing costs	—	(81)
Net cash provided by (used in) financing activities	10,692	(44,383)
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,900)	1,923
Cash, cash equivalents and restricted cash, beginning of year	9,790	11,177
Cash, cash equivalents and restricted cash, end of period	$2,890	$13,100

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$16,882	$17,383
Taxes	$470	$377
Non-cash investing activities:
Accrued costs for purchases of real estate assets	$9,985	$11,201

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

As of June 30, 2020, the Company owned and operated a portfolio of real estate consisting of 32 operating properties, three redevelopment properties and two managed Sponsored REITs and held one promissory note secured by a mortgage on real estate owned by a Sponsored REIT. From time-to-time, the Company may acquire real estate or make additional secured loans. The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s number of operating properties and rentable square feet of real estate. As of June 30, 2020 and June 30, 2019, the Company had three redevelopment properties, respectively, which are excluded from the table.

	As of June 30,
	2020	2019
Operating Properties:
Number of properties	32	32
Rentable square feet	9,508,226	9,498,858

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other period.

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

	June 30,	June 30,
(in thousands)	2020	2019
Cash and cash equivalents	$2,890	$13,100
Restricted cash	—	—
Total cash, cash equivalents and restricted cash	$2,890	$13,100

Recent Accounting Standards

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The ASU is intended to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for all entities for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. This ASU amends existing fair value measurement disclosure requirements by adding, changing, or removing certain disclosures. ASU 2018-13 is effective for the Company as of January 1, 2020. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

2.  Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At each of June 30, 2020 and December 31, 2019, the Company held a non-controlling common stock interest in two Sponsored REITs in which the Company no longer shares in economic benefit or risk.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancellable with 30 days notice. Asset management fee income from non-consolidated entities amounted to approximately $45,000 and $121,000 for the six months ended June 30, 2020 and 2019, respectively.

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

The following is a summary of the Sponsored REIT Loans outstanding as of June 30, 2020:

			Maximum	Amount	Interest
(dollars in thousands, except footnotes)		Maturity	Amount	Outstanding	Rate at
Sponsored REIT	Location	Date	of Loan	30-Jun-20	30-Jun-20

Mortgage loan secured by property
FSP Monument Circle LLC (1)	Indianapolis, IN	6-Dec-20	21,000	21,000	7.19%

			$21,000	$21,000

(1)	The interest rate is a fixed rate and this mortgage loan includes an origination fee of $164,000 and an exit fee of $38,000 when repaid by the borrower.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $763,000 and $2,553,000 for the six months ended June 30, 2020 and 2019, respectively.

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

The JPM Term Loan bears interest at either (i) a number of basis points over a LIBOR-based rate depending on the Company’s credit rating (125.0 basis points over the LIBOR-based rate at June 30, 2020) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25.0 basis points over the base rate at June 30, 2020).

Although the interest rate on the JPM Term Loan is variable under the JPM Credit Agreement, the Company fixed the LIBOR-based rate on a portion of the JPM Term Loan by entering into interest rate swap transactions. On March 7, 2019, the Company entered into ISDA Master Agreements with various financial institutions to hedge a $100 million portion of the future LIBOR-based rate risk under the JPM Credit Agreement. Effective March 29, 2019, the Company fixed the LIBOR-based rate at 2.44% per annum on a $100 million portion of the JPM Term Loan until November 30, 2021. Accordingly, based upon the Company’s credit rating, as of June 30, 2020, the effective interest rate on a $100 million portion of the JPM Term Loan was 3.69% per annum.

Based upon the Company’s credit rating, as of June 30, 2020, the effective interest rate on the unhedged $50 million portion of the JPM Term Loan was 1.44% per annum. The weighted average interest rate on the unhedged $50 million portion of the JPM Term Loan during the six months ended June 30, 2020 was approximately 2.36% per annum. The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2019 was approximately 3.54% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the JPM Term Loan financial covenants as of June 30, 2020.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (125 basis points over LIBOR at June 30, 2020) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25 basis points over the base rate at June 30, 2020).

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA

Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum until August 26, 2020. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of June 30, 2020, the effective interest rate on the BMO Term Loan was 3.57% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or the administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of June 30, 2020.

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

As of June 30, 2020, there were $30 million of borrowings outstanding under the BAML Revolver. The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.20% over LIBOR at June 30, 2020) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at June 30, 2020). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.25% at June 30, 2020).

Based upon the Company’s credit rating, as of June 30, 2020, the interest rate on the BAML Revolver was 1.36% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the six months ended June 30,

2020 was approximately 2.01% per annum. As of December 31, 2019, there were no borrowings outstanding under the BAML Revolver. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2019 was approximately 3.67% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.35% over LIBOR at June 30, 2020) or (ii) a margin over the base rate depending on the Company’s credit rating (0.35% over the base rate at June 30, 2020).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into interest rate swap transactions. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021. Accordingly, based upon the Company’s credit rating, as of June 30, 2020, the effective interest rate on the BAML Term Loan was 2.47% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BAML Credit Facility financial covenants as of June 30, 2020.

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

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BAML Credit Facility, the BMO Credit Agreement and the JPM Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. The Company was in compliance with the Senior Notes financial covenants as of June 30, 2020.

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

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at June 30, 2020. The notional value is an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$(4,880)
2013 BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(734)
2019 JPM Interest Rate Swap	$100,000	2.44%	Mar-19	Nov-21	$(3,241)
2019 BMO Interest Rate Swap (1)	$220,000	2.39%	Aug-20	Jan-24	$(14,103)

(1) The Notional Value will decrease to $165 million on November 30, 2021.

On June 30, 2020, the 2017 Interest Rate Swap, 2013 BMO Interest Rate Swap, 2019 JPM Interest Rate Swap and 2019 BMO Interest Rate Swap were reported as liabilities with an aggregate fair value of approximately $23.0 million and are included in other liabilities: derivative liabilities in the consolidated balance sheet at June 30, 2020.

The gain/(loss) on the Company’s Interest Rate Swaps that was recorded in other comprehensive income (loss) (OCI) and the accompanying consolidated statements of operations as a component of interest expense for the six months ended June 30, 2020 and 2019, respectively, was as follows:

(in thousands)	Six Months Ended June 30,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2020	2019

Amounts of loss recognized in OCI	$(20,439)	$(15,322)
Amounts of previously recorded gain/(loss) reclassified from OCI into Interest Expense	$(2,163)	$2,930

Total amount of Interest Expense presented in the consolidated statements of operations	$18,043	$18,739

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $10.9 million of the current balance held in accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months.

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

5.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at each of June 30, 2020 and 2019.

6.  Stockholders’ Equity

As of June 30, 2020, the Company had 107,328,199 shares of common stock outstanding. The Company declared and paid dividends as follows (in thousands, except per share amounts):

	Dividends Per	Total
Quarter Paid	Share	Dividends

First quarter of 2020	$0.09	$9,654
Second quarter of 2020	$0.09	$9,654

First quarter of 2019	$0.09	$9,651
Second quarter of 2019	$0.09	$9,651

Equity-Based Compensation

On May 20, 2002, the stockholders of the Company approved the 2002 Stock Incentive Plan (the “Plan”). The Plan is an equity-based incentive compensation plan, and provides for the grants of up to a maximum of 2,000,000 shares of the Company’s common stock (“Awards”). All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted Awards. Awards under the Plan are made at the discretion of the Company’s Board of Directors, and have no vesting requirements. Upon granting an Award, the Company will recognize compensation cost equal to the fair value of the Company’s common stock, as determined by the Company’s Board of Directors, on the date of the grant. The Company granted 55,572 shares under the Plan between 2002 and 2005, made no grants between 2006 and 2018 and granted 38,046 shares under the Plan in 2019.

On June 4, 2020, the Company granted 58,998 shares under the Plan to non-employee directors at a compensation cost of approximately $337,000, which was recognized during the three months ended June 30, 2020 and is included in general and administrative expenses. Such shares were fully vested on the date of issuance. There are currently 1,847,384 shares available for grant under the Plan.

	Shares Available	Compensation
(in thousands)	for Grant	Cost

Balance, December 31, 2016, 2017 and 2018	1,944,428
Shares granted 2019	(38,046)	$337,000
Balance December 31, 2019	1,906,382	337,000
Shares granted 2020	(58,998)	337,000
Balance June 30, 2020	1,847,384	$674,000

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

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use NOLs to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs generated prior to December 31, 2018 will expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured. The gross amount of NOLs available to the Company was $13.0 million as of each of June 30, 2020 and December 31, 2019.

Income Tax Expense

The Company is subject to a business tax known as the Revised Texas Franchise Tax. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax. The Company recorded a provision for the Revised Texas Franchise Tax of $132,000 and $164,000 for the six months ended June 30, 2020 and 2019, respectively.

The income tax expense reflected in the consolidated statements of operations relates primarily to a franchise tax on the Company’s Texas properties. FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties, and the tax expenses associated with these activities and a refund receivable of $0.1 million recorded during the six months ended June 30, 2019 are reported as Other Taxes in the table below:

	For the Six Months Ended June 30,
(Dollars in thousands)	2020	2019

Revised Texas Franchise Tax	$132	$164
Other Taxes	—	(112)
Tax expense	$132	$52

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

For the six months ended June 30, 2020 and 2019, the Company recognized the following amounts of income relating to lease payments:

Income relating to lease payments:
	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019
Income from leases (1)	$121,474	$123,821
	$121,474	$123,821

(1) Amount from variable lease payments $29,945 and $32,085 for the six months ended June 30, 2020 and 2019, respectively.

9.  Subsequent Events

On July 6, 2020, the Board of Directors of the Company declared a cash distribution of $0.09 per share of common stock payable on August 6, 2020 to stockholders of record on July 17, 2020.

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

As of June 30, 2020, approximately 7.8 million square feet, or approximately 78% of our total owned portfolio, was located in Atlanta, Dallas, Denver, Houston and Minneapolis. From time-to-time we may dispose of our smaller, suburban office assets and replace them with larger infill and central business district office assets. As we execute this strategy, short term operating results could be adversely impacted. However, we believe that the transformed portfolio has the potential to provide higher profit and asset value growth over a longer period of time.

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

Trends and Uncertainties

COVID-19 Outbreak

Beginning in January 2020, there was a global outbreak of COVID-19, which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. It has already disrupted global travel and supply chains, adversely impacted global commercial activity, and its long-term economic impact remains uncertain. Considerable uncertainty still surrounds the COVID-19 pandemic and its potential effects on the population, as well as the effectiveness of any responses taken on a national and local level by government authorities and businesses. The travel restrictions, limits on hours of operations and/or closures of various businesses and other efforts to curb the spread of COVID-19 have significantly disrupted business activity globally, including in the markets where we own properties, and we expect them to have an adverse impact on our business. Many of our tenants are subject to various quarantine restrictions, and the restrictions could be in place for an extended period of time. The pandemic has had an adverse impact on economic and market conditions and triggered a global economic slowdown. The reduction in economic activity worldwide has had a significant negative effect on energy prices, which, if sustained, could have an adverse impact on occupancy and rental rates in energy-influenced markets such as Dallas, Denver and Houston, where we have a significant concentration of properties. However, the evolving nature of the pandemic makes it difficult to ascertain the long-term impact it will have on commercial real estate markets and our business. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to the performance of our properties and our financial results, such as the potential negative impact to leasing efforts and occupancy at our properties, the potential closure of certain of our assets for an extended period, uncertainty regarding future rent collection levels or requests for rent concessions from our tenants, the occurrence of a default under any of our debt agreements, the potential for increased borrowing costs, a potential downgrade in our credit rating that could lead to increased borrowing costs or reduce our access to funding sources in credit and capital markets, our ability to refinance existing indebtedness or to secure new sources of capital on favorable terms, fluctuations in our level of dividends, increased costs of operations, our ability to complete required capital expenditures in a timely manner and on budget, decrease in values of our real estate assets, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. We are unable to estimate the impact the COVID-19 pandemic will have on our future financial results at this time. See also Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. “Risk Factors” below.

We have been following and directing our vendors to follow the guidelines from the Centers for Disease Control (CDC) and other applicable authorities to minimize the spread of COVID-19 among our employees, tenants, vendors and visitors, as well as at our properties. We have implemented working from home policies for our employees. During the three months ended June 30, 2020 and as of August 4, 2020, all of our properties remained open for business. Although some of our tenants have requested rent concessions, and more tenants may request rent concessions or may not pay rent in the future, as of July 31, 2020, we had collected approximately 97% of rental receipts due in July 2020. Future rent concession requests or nonpayment of rent could lead to increased customer delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions and, may in some instances, seek extended lease terms, or lower occupancy, and/or capital expenditures, or reduced rental rates to maintain occupancies. We review each rent concession request on a case by case basis and may or may not provide rent concessions, depending on the specific circumstances involved. Cash, cash equivalents and restricted cash were $2.9 million as of June 30, 2020. Management believes that existing cash, cash anticipated to be generated internally by operations and our existing availability under the BAML Revolver ($570 million as of June 30, 2020) will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real estate properties.

Economic Conditions

The economy in the United States is currently in an economic downturn with recessionary concerns as a result of the COVID-19 pandemic. Economic conditions directly affect the demand for office space, our primary income producing asset. The broad economic market conditions in the United States are typically affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, the pace of economic growth and/or recessionary concerns, uncertainty about government fiscal, monetary, trade and tax policies, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit, and interest rates. As of the date of this report, the impact of the COVID-19 pandemic and related fallout from containment and mitigation measures, such as work from home arrangements and the closing of various businesses, is disproportionately affecting current economic conditions in the United States.

Real Estate Operations

Leasing

As of June 30, 2020, our real estate portfolio was comprised of 32 operating properties, which we refer to as our operating properties, and 3 redevelopment properties, which we refer to as our redevelopment properties, that are in the process of being redeveloped, or are completed but not yet stabilized. We collectively refer to our operating and our redevelopment properties as our owned portfolio. Our 32 operating properties were approximately 84.5% leased as of June 30, 2020, a decrease from 87.6% leased as of December 31, 2019. The 3.1% decrease in leased space was a result of the impact of lease expirations and terminations, which exceeded leasing completed during the six months ended June 30, 2020. As of June 30, 2020, we had approximately 1,476,000 square feet of vacancy in our operating properties compared to approximately 1,175,000 square feet of vacancy at December 31, 2019. During the six months ended June 30, 2020, we leased approximately 324,000 square feet of office space, of which approximately 158,000 square feet were with existing tenants, at a weighted average term of 6.1 years. On average, tenant improvements for such leases were $22.91 per square foot, lease commissions were $7.85 per square foot and rent concessions were approximately four months of free rent. Average GAAP base rents under such leases were $31.28 per square foot, or 10.3% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2019.

As of June 30, 2020, our three redevelopment properties included an approximately 130,000 square foot redevelopment property known as 801 Marquette in Minneapolis, Minnesota, an approximately 213,000 square foot property known as Blue Lagoon in Miami, Florida and an approximately 62,000 square foot property known as Forest Park in Charlotte, North Carolina. Given the length of the redevelopment and lease-up process, these properties are not classified as an operating property until, in some cases, years after we commence the project.

The redevelopment at 801 Marquette was substantially completed at the end of the second quarter of 2017 and is in the process of being leased up; however, it is not stabilized. As of June 30, 2020, we had leases signed and tenants occupying approximately 37.0% of the rentable square feet of the property. We expect to incur redevelopment and lease-up costs of $29.6 million, of which we had incurred approximately $23.1 million as of June 30, 2020.

The redevelopment of Blue Lagoon commenced in December 2018 following the maturity of a lease with a major tenant that occupied 100% of the property. On September 13, 2019, we entered into a lease agreement with a new tenant with an initial term of 16 years for approximately 156,000 square feet, or 73.1% of the property’s rentable square feet. We expect to incur total restoration, redevelopment and lease-up costs of $39.6 million, which include work on the roof of the building, costs to make the space suitable for multiple tenants and to increase parking at the property. As of June 30, 2020, we had incurred approximately $13.3 million in total redevelopment costs. We anticipate completing the redevelopment by the end of 2020.

The redevelopment of Forest Park commenced in January 2019 following the maturity of a lease with a tenant that occupied 100% of the property through December 31, 2018. We expect to incur total redevelopment and lease-up costs of $5.7 million, which include interior work to make the space suitable for multiple tenants. As of June 30, 2020, we had incurred approximately $1.1 million in redevelopment costs. We completed the redevelopment during the three months ended June 30, 2020. We have a lease with one tenant for approximately 22,000 square feet or approximately 35.6% of the total rentable square feet, for an initial term of 11 years.

As of June 30, 2020, leases for approximately 1.8% and 9.0% of the square footage in our owned portfolio are scheduled to expire during 2020 and 2021, respectively. As the third quarter of 2020 begins, we believe that our operating properties are well stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants. While leasing activity at our properties has continued, we believe that the COVID-19 pandemic and related containment and mitigation measures may limit or delay new tenant leasing during at least the third quarter of 2020 and potentially in future periods.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The ASU is intended to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for all entities for annual periods beginning after December 15, 2019. This ASU amends existing fair value measurement disclosure requirements by adding, changing, or removing certain disclosures. ASU 2018-13 will be effective for the Company as of January 1, 2020, and earlier adoption is permitted. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Results of Operations

The following table shows financial results for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,
(in thousands)	2020	2019	Change
Revenues:
Rental	$60,398	$65,485	$(5,087)
Related party revenue:
Management fees and interest income from loans	405	1,322	(917)
Other	5	6	(1)
Total revenues	60,808	66,813	(6,005)
Expenses:
Real estate operating expenses	15,470	17,116	(1,646)
Real estate taxes and insurance	12,307	12,801	(494)
Depreciation and amortization	22,245	22,109	136
General and administrative	3,817	3,702	115
Interest	8,980	9,371	(391)
Total expenses	62,819	65,099	(2,280)

Income (loss) before taxes	(2,011)	1,714	(3,725)
Tax expense on income	64	81	(17)

Net income (loss)	$(2,075)	$1,633	$(3,708)

Comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019:

Revenues

Total revenues decreased by $6.0 million to $60.8 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $5.1 million arising primarily from the loss of rental income from leases that expired after June 30, 2019 during the three months ended June 30, 2020 compared to the same period in 2019. These decreases were partially offset by rental income earned from leases commencing after June 30, 2019. Our leased space in our operating properties was 84.5% at June 30, 2020 and 88.1% at June 30, 2019.
●	A decrease of approximately $0.9 million in interest income from Sponsored REIT Loans primarily as a result of repayment of approximately $51 million of these loans in June 2019.

Expenses

Total expenses decreased by $2.3 million to $62.8 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decrease was primarily a result of:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $2.1 million.
●	A decrease in interest expense of approximately $0.4 million. The decrease was primarily attributable to lower interest rates during the three months ended June 30, 2020 compared to the same period in 2019.

These increases were partially offset by:

●	An increase to depreciation and amortization of approximately $0.1 million.

●	An increase in general and administrative expenses of $0.1 million, which was primarily from personnel costs.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which decreased $17,000 during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Net loss

Net loss for the three months ended June 30, 2020 was $2.1 million compared to a net income of $1.6 million for the three months ended June 30, 2019, for the reasons described above.

The following table shows financial results for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
(in thousands)	2020	2019	Change
Revenues:
Rental	$122,965	$128,844	$(5,879)
Related party revenue:
Management fees and interest income from loans	808	2,674	(1,866)
Other	18	11	7
Total revenues	123,791	131,529	(7,738)
Expenses:
Real estate operating expenses	32,768	34,842	(2,074)
Real estate taxes and insurance	24,069	24,903	(834)
Depreciation and amortization	44,583	45,354	(771)
General and administrative	7,342	7,211	131
Interest	18,043	18,739	(696)
Total expenses	126,805	131,049	(4,244)

Income (loss) before taxes on income	(3,014)	480	(3,494)
Tax expense on income	132	52	80

Net income (loss)	$(3,146)	$428	$(3,574)

Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019:

Revenues

Total revenues decreased by $7.7 million to $123.8 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $5.9 million arising primarily from the loss of rental income from leases that expired after June 30, 2019 during the six months ended June 30, 2020 compared the same period in 2019. These decreases were partially offset by rental income earned from leases commencing after June 30, 2019. Our leased space in our operating properties was 84.5% at June 30, 2020 and 88.1% at June 30, 2019.
●	A decrease of approximately $1.8 million in interest income from Sponsored REIT Loans primarily as a result of repayment of approximately $51 million of these loans in June 2019.

Expenses

Total expenses decreased by $4.2 million to $126.8 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The increase was primarily a result of:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $2.9 million.
●	A decrease in depreciation and amortization of approximately $0.7 million.
●	A decrease in interest expense of approximately $0.7 million. The decrease was primarily attributable to lower interest rates during the six months ended June 30, 2020 compared to the same period in 2019.

These decreases were partially offset by:

●	An increase in general and administrative expenses of $0.1 million, which was primarily from personnel costs.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which decreased $32,000, and benefits from federal and other income taxes, which decreased by $112,000, during the six months ended June 30, 2019 compared to the six months ended June 30, 2020, primarily as a result of a refund arising due to the provisions of the Tax Cuts and Jobs Act of 2017 during the six months ended June 30, 2019.

Net loss

Net loss for the six months ended June 30, 2020 was $3.1 million compared to a net income of $0.4 million for the six months ended June 30, 2019, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands):	2020	2019	2020	2019
Net income (loss)	$(2,075)	$1,633	$(3,146)	$428
Depreciation and amortization	22,170	22,028	44,435	45,161
NAREIT FFO	20,095	23,661	41,289	45,589
Lease Acquisition costs	99	108	197	290

Funds From Operations	$20,194	$23,769	$41,486	$45,879

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

Net Operating Income (NOI)*

	Rentable
	Square			Six Months			Six Months
	Feet	Three Months Ended		Ended	Three Months Ended		Ended	Inc	%
(in thousands)	or RSF	31-Mar-20	30-Jun-20	30-Jun-20	31-Mar-19	30-Jun-19	30-Jun-19	(Dec)	Change
Region
East	944	$2,664	$2,746	$5,410	$3,185	$3,301	$6,486	$(1,076)	(16.6)%
MidWest	1,557	5,485	5,088	10,573	5,163	5,174	10,337	236	2.3%
South	4,387	13,290	13,025	26,315	14,272	15,196	29,468	(3,153)	(10.7)%
West	2,620	11,463	11,211	22,674	10,559	11,240	21,799	875	4.0%
Property NOI* from Operating Properties	9,508	32,902	32,070	64,972	33,179	34,911	68,090	(3,118)	(4.6)%
Dispositions and Redevelopment Properties	405	(28)	126	98	(205)	(215)	(420)	518	0.8%
Property NOI*	9,913	$32,874	$32,196	$65,070	$32,974	$34,696	$67,670	$(2,600)	(3.8)%

Same Store		$32,902	$32,070	$64,972	$33,179	$34,911	$68,090	$(3,118)	(4.6)%

Less Nonrecurring
Items in NOI* (a)		26	810	836	35	706	741	95	(0.2)%

Comparative
Same Store		$32,876	$31,260	$64,136	$33,144	$34,205	$67,349	$(3,213)	(4.8)%

				Six Months			Six Months
		Three Months Ended		Ended	Three Months Ended		Ended
Reconciliation to Net Income (Loss)		31-Mar-20	30-Jun-20	30-Jun-20	31-Mar-19	30-Jun-19	30-Jun-19
Net loss		$(1,071)	$(2,075)	$(3,146)	$(1,205)	$1,633	$428
Add (deduct):
Management fee income		(478)	(446)	(924)	(677)	(645)	(1,322)
Depreciation and amortization		22,338	22,245	44,583	23,245	22,109	45,354
Amortization of above/below market leases		(73)	(75)	(148)	(112)	(81)	(193)
General and administrative		3,525	3,817	7,342	3,509	3,703	7,212
Interest expense		9,063	8,980	18,043	9,368	9,371	18,739
Interest income		(382)	(381)	(763)	(1,294)	(1,259)	(2,553)
Non-property specific items, net		(48)	131	83	140	(135)	5

Property NOI*		$32,874	$32,196	$65,070	$32,974	$34,696	$67,670
(a)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the six months ended June 30, 2020 for our properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in non-consolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	June 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2020 (a)	Square Feet (b)

Meadow Point	Chantilly	VA	1999	138,537	113,864	82.2%	$23.19
Innsbrook	Glen Allen	VA	1999	298,183	170,680	57.2%	18.91
Loudoun Tech Center	Dulles	VA	1999	136,658	135,209	98.9%	18.27
Stonecroft	Chantilly	VA	2008	111,469	-	—%	—
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	32.37
East total				944,378	679,284	71.9%	24.64
Northwest Point	Elk Grove Village	IL	1999	177,095	177,095	100.0%	27.79
909 Davis Street	Evanston	IL	2002	195,098	182,104	93.3%	41.14
River Crossing	Indianapolis	IN	1998	205,729	201,553	98.0%	24.40
Timberlake	Chesterfield	MO	1999	234,496	224,319	95.7%	27.24
Timberlake East	Chesterfield	MO	2000	117,036	117,036	100.0%	26.67
121 South 8th Street	Minneapolis	MN	1974	297,209	263,208	88.6%	22.76
Plaza Seven	Minneapolis	MN	1987	330,096	291,904	88.4%	31.24
Midwest total				1,556,759	1,457,219	93.6%	28.60
One Overton Park	Atlanta	GA	2002	387,267	320,928	82.9%	24.30
Park Ten	Houston	TX	1999	157,460	112,962	71.7%	26.01
Addison Circle	Addison	TX	1999	289,302	216,571	74.9%	33.03
Collins Crossing	Richardson	TX	1999	300,887	239,265	79.5%	26.79
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	29.81
Park Ten Phase II	Houston	TX	2006	156,746	135,068	86.2%	28.16
Liberty Plaza	Addison	TX	1985	216,847	157,149	72.5%	23.20
Legacy Tennyson Center	Plano	TX	1999/2008	207,049	190,154	91.8%	29.90
One Legacy Circle	Plano	TX	2008	214,110	95,257	44.5%	36.72

The information presented below provides the weighted average GAAP rent per square foot for the six months ended June 30, 2020 for our properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in non-consolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	June 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2020 (a)	Square Feet (b)

One Ravinia Drive	Atlanta	GA	1985	386,602	334,140	86.4%	$27.27
Two Ravinia Drive	Atlanta	GA	1987	411,047	276,224	67.2%	27.19
Westchase I & II	Houston	TX	1983/2008	629,025	351,814	55.9%	29.46
Pershing Park Plaza	Atlanta	GA	1989	160,145	158,047	98.7%	32.22
999 Peachtree	Atlanta	GA	1987	621,946	534,625	86.0%	33.17
South Total				4,386,832	3,370,603	76.8%	29.12
380 Interlocken	Broomfield	CO	2000	240,359	173,996	72.4%	33.30
1999 Broadway	Denver	CO	1986	677,377	539,125	79.6%	32.56
1001 17th Street	Denver	CO	1977/2006	655,420	642,770	98.1%	36.79
600 17th Street	Denver	CO	1982	609,353	527,151	86.5%	32.20
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	25.10
390 Interlocken	Broomfield	CO	2002	241,512	238,107	98.6%	33.73
West Total				2,620,257	2,317,385	88.4%	33.20

Total Operating Properties				9,508,226	7,824,491	82.3%	29.84

Redevelopment Properties (c)
Forest Park	Charlotte	NC	1999	62,212	—	—%	—
Blue Lagoon Drive	Miami	FL	2002	213,182	—	—%	—
801 Marquette Ave	Minneapolis	MN	1923/2017	129,821	48,021	37.0%	28.37
Total Redevelopment Properties				405,215	48,021	11.9%	28.37

Grand Total				9,913,441	7,872,512	79.4%	$29.83

(a)	Based on weighted occupied square feet for the six months ended June 30, 2020, including month-to-month tenants, divided by the Property’s net rentable square footage.
(b)Represents annualized GAAP rental revenue for the six months ended June 30, 2020, per weighted occupied square foot.
(c)Redevelopment Properties include properties in the process of being redeveloped, or are completed but not yet stabilized.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $2.9 million and $9.8 million at June 30, 2020 and December 31, 2019, respectively. The decrease of $6.9 million is attributable to $25.6 million provided by operating activities, less $43.2 million used for investing activities plus $10.7 million provided by financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real estate properties.

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2020 of $25.6 million is primarily attributable to a net loss of $3.1 million plus the add-back of $44.8 million of non-cash expenses, less a decrease in accounts payable and accrued compensation of $11.1 million, an increase in payment of deferred leasing commissions of $3.7 million, an increase in lease acquisition costs of $0.8 million, an increase in tenant rent receivables of $0.3 million and a decrease in tenant security deposits of $0.2 million.

Investing Activities

Cash used for investing activities for the six months ended June 30, 2020 of $43.2 million is primarily attributable to purchases of other real estate assets and office equipment investments of approximately $43.2 million.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2020 of $10.7 million is primarily attributable to net borrowings on the BAML Revolver (as defined below) of $30.0 million and was partially offset by distributions paid to stockholders of $19.3 million.

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

The JPM Term Loan bears interest at either (i) a number of basis points over a LIBOR-based rate depending on the Company’s credit rating (125.0 basis points over the LIBOR-based rate at June 30, 2020) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25.0 basis points over the base rate at June 30, 2020).

Although the interest rate on the JPM Term Loan is variable under the JPM Credit Agreement, the Company fixed the LIBOR-based rate on a portion of the JPM Term Loan by entering into interest rate swap transactions. On March 7, 2019, the Company entered into ISDA Master Agreements with various financial institutions to hedge a $100 million portion of the future LIBOR-based rate risk under the JPM Credit Agreement. Effective March 29, 2019, the Company fixed the LIBOR-based rate at 2.44% per annum on a $100 million portion of the JPM Term Loan until November 30, 2021. Accordingly, based upon the Company’s credit rating, as of June 30, 2020, the effective interest rate on a $100 million portion of the JPM Term Loan was 3.69% per annum.

Based upon the Company’s credit rating, as of June 30, 2020, the effective interest rate on the unhedged $50 million portion of the JPM Term Loan was 1.44% per annum. The weighted average interest rate on the unhedged $50 million portion of the JPM Term Loan during the six months ended June 30, 2020 was approximately 2.36% per annum. The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2019 was approximately 3.54% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the JPM Term Loan financial covenants as of June 30, 2020.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (125 basis points over LIBOR at June 30, 2020) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25 basis points over the base rate at June 30, 2020).

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum until August 26, 2020. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of June 30, 2020, the effective interest rate on the BMO Term Loan was 3.57% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or the administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of June 30, 2020.

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

As of June 30, 2020, there were borrowings of $30 million outstanding under the BAML Revolver. The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.20% over LIBOR at June 30, 2020) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at June 30, 2020). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.25% at June 30, 2020).

Based upon the Company’s credit rating, as of June 30, 2020, the interest rate on the BAML Revolver was 1.36% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the six months ended June 30, 2020 was approximately 2.01% per annum. As of December 31, 2019, there were no borrowings outstanding under the BAML Revolver. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2019 was approximately 3.67% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.35% over LIBOR at June 30, 2020) or (ii) a margin over the base rate depending on the Company’s credit rating (0.35% over the base rate at June 30, 2020).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into interest rate swap transactions. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021. Accordingly, based upon the Company’s credit rating, as of June 30, 2020, the effective interest rate on the BAML Term Loan was 2.47% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BAML Credit Facility financial covenants as of June 30, 2020.

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

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BAML Credit Facility, the BMO Credit Agreement and the JPM Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. The Company was in compliance with the Senior Notes financial covenants as of June 30, 2020.

Equity Securities

As of June 30, 2020, we had an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our debt securities, common stock, preferred stock or depository shares. From time to time, we expect to issue debt securities, common stock, preferred stock or depository shares under our existing automatic shelf registration statements or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage. As of June 30, 2020, we had one loan outstanding for $21 million principal amount with one Sponsored REIT under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes. We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from refinancing, long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Additional information about our Sponsored REIT Loans outstanding as of June 30, 2020, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part 1, Item 1, Note 2, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the three and six months ended June 30, 2020 and 2019, respectively, the rental income exceeded the expenses for each individual property, with the exception of one property located in Chantilly, Virginia for each of the three and six months ended June 30, 2020 and one property located in Minneapolis, Minnesota for each of the three and six months ended June 30, 2019.

Our property located in Chantilly, Virginia (“Stonecroft”) had approximately 111,000 square feet of rentable space and became vacant in December 2019. We had no rental income and operating expenses of $274,000 during the three months ended June 30, 2020. We had no rental income and operating expenses of $446,000 during the six months ended June 30, 2020.

Our property located at 801 Marquette Avenue in Minneapolis, Minnesota (“801 Marquette Avenue”) had approximately 170,000 square feet of rentable space and became vacant in January 2016. On June 30, 2016, we commenced a redevelopment plan for the property and substantially completed the redevelopment in the second quarter of 2017. Redevelopment of 801 Marquette Avenue resulted in approximately 129,800 of net rentable square feet for the property. As of June 30, 2020, we have signed leases with two tenants that now occupy 48,000 square feet, or 37% of rentable square feet at the property. As a result, rental income exceeded operating expenses during the three and six months ended June 30, 2020. We had rental income of $129,000 and operating expenses of $277,000 during the three months ended June 30, 2019 and rental income of $214,000 and operating expenses of $563,000 during the six months ended June 30, 2019.

Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. As of June 30, 2020 and December 31, 2019, if market rates on our outstanding borrowings under the BAML Revolver and the floating rate portion of the JPM Term Loan increased by 10% at maturity, or approximately 14 and 31 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.1 million and $0.2 million annually, respectively. Based upon our credit rating, the interest rate on the BAML Revolver as of June 30, 2020 was LIBOR plus 120 basis points, or 1.36% per annum. Based upon our credit rating, the interest rate on the $50 million portion of the JPM Term Loan that is not subject to interest rate swap transactions as of June 30, 2020 was the LIBOR-based rate plus 125 basis points, or 1.44% per annum. We do not believe that the interest rate risk on the BAML Revolver and the JPM Term Loan is material as of June 30, 2020.

Although the interest rates on the BMO Term Loan, the BAML Term Loan and the JPM Term Loan are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BAML Term Loan, and the LIBOR-based rate on a $100 million portion of the JPM Term Loan, by entering into interest rate swap agreements. On July 22, 2016, the Company fixed the interest rate for the period beginning on September 27, 2017 and ending on September 27, 2021 on the BAML Term Loan with multiple interest rate swap agreements (the “2017 Interest Rate Swap”). On August 26, 2013, the Company fixed the interest rate until August 26, 2020 on the BMO Term Loan with an interest rate swap agreement (the “2013 BMO Interest Rate Swap”). On March 7, 2019, the Company fixed the interest rate for the period beginning on March 29, 2019 and ending on November 30, 2021 for the notional value of $100 million on the JPM Term Loan with interest rate swap agreements (the “2019 JPM Interest Rate Swap”). On February 20, 2019, the Company fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan with interest rate swap agreements (the “2019 BMO Interest Rate Swap”). Accordingly, based upon our credit rating, as of June 30, 2020, the interest rate on the BAML Term Loan was 2.47% per annum, the interest rate on the BMO Term Loan was 3.57% per annum, and the interest rate on $100 million of the JPM Term Loan was 3.69% per annum. The fair value of these interest rate swaps are affected by changes in market interest rates. We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the 2017 Interest Rate Swap from September 27, 2017 until September 27, 2021. We believe that we have mitigated interest rate risk with respect to the BMO Term Loan through the 2013 BMO Interest Rate Swap and the 2019 BMO Interest Rate Swap until January 31, 2024. We believe that we have mitigated the interest rate risk on a $100 million portion of the JPM Term Loan until November 30, 2021 with the 2019 JPM Interest Rate Swap. These interest rate swaps were our only derivative instruments as of June 30, 2020.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BAML Term Loan, BMO Term Loan and a portion of the JPM Term Loan as of June 30, 2020 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$(4,880)
2013 BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$(734)
2019 JPM Interest Rate Swap	$100,000	2.44%	Mar-19	Nov-21	$(3,241)
2019 BMO Interest Rate Swap (1)	$220,000	2.39%	Aug-20	Jan-24	$(14,103)

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

The following table presents, as of June 30, 2020, our contractual variable rate borrowings under our BAML Revolver, which matures on January 12, 2022, under our JPM Term Loan, which matures on November 30, 2021, under our BAML Term Loan, which matures on January 12, 2023, under our BMO Term Loan Tranche A, which matures on November 30, 2021, under our BMO Term Loan Tranche B, which matures on January 31, 2024, under our Series A Notes, which mature on December 20, 2024, and under our Series B Notes, which mature on December 20, 2027. Under the BAML Revolver, we have the right to extend the initial maturity date with two additional six month extensions, or until January 12, 2023, upon payment of a fee and satisfaction of certain customary conditions.

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

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has caused severe disruptions in the U.S. and global economies and is expected to have an adverse impact on our financial condition and results of operations. This impact could be materially adverse to the extent that the current COVID-19 pandemic, or future pandemics, cause tenants to be unable to pay their rent or reduce the demand for commercial real estate, or cause other impacts described below.

The COVID-19 pandemic in many countries, including the United States, continues to adversely impact global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the pandemic has been evolving and many countries, including the United States, have reacted by instituting quarantines and restrictions on travel.

Many U.S. cities and states, including cities and states where our properties are located, have also reacted by instituting quarantines, restrictions on travel, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. There can be no assurances as to the length of time these restrictions will remain in place.

The effects of the COVID-19 pandemic or another future pandemic could adversely affect us and/or our tenants due to, among other factors:

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

COVID-19 has impacted our properties and operating results and will continue to do so to the extent it reduces occupancy, increases the cost of operation, results in limited hours, results in decreased rental receipts, results in increased borrowings or necessitates the closure of such properties. In addition, quarantines, states of emergencies and other measures taken to curb the spread of COVID-19 may negatively impact the ability of our properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our properties and operating results .

Some of our existing tenants and potential tenants operate in industries that are being adversely affected by the disruption to business caused by this pandemic. Tenants have been, and may in the future be, required to suspend operations at our properties for an extended periods of time. For example, some of our retail tenants have been, and may continue to be, closed for an extended period of time or only open certain hours of the day. Some of our tenants have requested rent concessions and more tenants may request rent concessions or may not pay rent in the future. This could lead to increased rent delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, increased tenant improvement capital expenditures, or reduced rental rates to maintain occupancies. Our operations could be materially negatively affected if the economic downturn is prolonged, which could adversely affect our operating results, ability to pay dividends, our ability to repay or refinance our existing indebtedness, and the price of our common stock.

The continuing evolution of this situation precludes any prediction as to the ultimate impact of the COVID-19 pandemic. The full extent of the impact and effects of the COVID-19 pandemic on our future financial performance, as a whole, and, specifically, on our real estate property holdings are uncertain at this time. The impact will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories and restrictions, and the uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows, and the price of our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

On July 30, 2020, our Board of Directors approved an amendment and restatement of the Company’s Amended and Restated Bylaws (as amended and restated, the “Amended Bylaws”) to add a new Article XIV designating the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division as the exclusive forum for certain legal actions related to the Company. The Amended Bylaws also provide that the federal district courts are, to the fullest extent permitted by law, the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. The Amended Bylaws were effective immediately upon approval by our Board of Directors.

This description of the changes effected to the Amended Bylaws is qualified in its entirety by reference to the full text of the Amended Bylaws, a copy of which is attached hereto as Exhibit 3.2 and incorporated herein by reference.

Item 6.  Exhibits

Exhibit No.	Description

3.1 (1)	Articles of Incorporation, as amended

3.2*	Amended and Restated By-laws.

31.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Comprehensive Income (Loss); and (vi) the Notes to Consolidated Financial Statements.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: August 4, 2020	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: August 4, 2020	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)