Form 10-Q
period 2020-09-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2020-11-03
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020.

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

The number of shares of common stock outstanding as of October 30, 2020 was 107,328,199.

Franklin Street Properties Corp.
Form 10-Q

Quarterly Report
September 30, 2020

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Franklin Street Properties Corp.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share and par value amounts)	2020	2019
Assets:
Real estate assets:
Land	$191,578	$191,578
Buildings and improvements	1,983,979	1,924,664
Fixtures and equipment	12,714	11,665
	2,188,271	2,127,907
Less accumulated depreciation	538,622	490,697
Real estate assets, net	1,649,649	1,637,210
Acquired real estate leases, less accumulated amortization of $60,561 and $60,749, respectively	31,011	40,704
Cash, cash equivalents and restricted cash	4,840	9,790
Tenant rent receivables	4,007	3,851
Straight-line rent receivable	71,033	66,881
Prepaid expenses and other assets	6,538	7,246
Related party mortgage loan receivables	21,000	21,000
Other assets: derivative asset	—	3,022
Office computers and furniture, net of accumulated depreciation of $1,426 and $1,362, respectively	178	183
Deferred leasing commissions, net of accumulated amortization of $32,547 and $28,114, respectively	51,765	52,767
Total assets	$1,840,021	$1,842,654

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$30,000	$—
Term loans payable, less unamortized financing costs of $3,137 and $4,267, respectively	766,863	765,733
Series A & Series B Senior Notes, less unamortized financing costs of $863 and $985, respectively	199,137	199,015
Accounts payable and accrued expenses	69,905	66,658
Accrued compensation	3,634	3,400
Tenant security deposits	9,435	9,346
Lease liability	1,627	1,890
Other liabilities: derivative liabilities	20,157	7,704
Acquired unfavorable real estate leases, less accumulated amortization of $4,911 and $4,676, respectively	1,798	2,512
Total liabilities	1,102,556	1,056,258

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 107,328,199 and 107,269,201 shares issued and outstanding, respectively	11	11
Additional paid-in capital	1,357,131	1,356,794
Accumulated other comprehensive loss	(20,157)	(4,682)
Accumulated distributions in excess of accumulated earnings	(599,520)	(565,727)
Total stockholders’ equity	737,465	786,396
Total liabilities and stockholders’ equity	$1,840,021	$1,842,654

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019

Revenues:
Rental	$61,834	$68,108	$184,799	$196,952
Related party revenue:
Management fees and interest income from loans	400	426	1,208	3,100
Other	13	5	31	16
Total revenues	62,247	68,539	186,038	200,068
Expenses:
Real estate operating expenses	16,730	18,041	49,498	52,883
Real estate taxes and insurance	12,279	12,505	36,348	37,408
Depreciation and amortization	22,076	22,559	66,659	67,913
General and administrative	3,817	3,886	11,159	11,097
Interest	8,953	9,036	26,996	27,775
Total expenses	63,855	66,027	190,660	197,076

Income (loss) before taxes	(1,608)	2,512	(4,622)	2,992
Tax expense on income	71	113	203	165

Net income (loss)	$(1,679)	$2,399	$(4,825)	$2,827

Weighted average number of shares outstanding, basic and diluted	107,328	107,231	107,295	107,231

Net income (loss) per share, basic and diluted	$(0.02)	$0.02	$(0.04)	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019

Net income (loss)	$(1,679)	$2,399	$(4,825)	$2,827

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	2,801	(3,603)	(15,475)	(21,855)

Total other comprehensive income (loss)	2,801	(3,603)	(15,475)	(21,855)

Comprehensive income (loss)	$1,122	$(1,204)	$(20,300)	$(19,028)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands, except per share amounts)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2018	107,231	$11	$1,356,457	$14,765	$(533,599)	$837,634
Comprehensive loss	—	—	—	(6,791)	(1,205)	(7,996)
Distributions $0.09 per share of common stock	—	—	—	—	(9,651)	(9,651)
Balance, March 31, 2019	107,231	$11	$1,356,457	$7,974	$(544,455)	$819,987
Comprehensive income (loss)	—	—	—	(11,461)	1,633	(9,828)
Distributions $0.09 per share of common stock	—	—	—	—	(9,651)	(9,651)
Balance, June 30, 2019	107,231	$11	$1,356,457	$(3,487)	$(552,473)	$800,508
Comprehensive income (loss)	—	—	—	(3,603)	2,399	(1,204)
Distributions $0.09 per share of common stock	—	—	—	—	(9,651)	(9,651)
Balance, September 30, 2019	107,231	$11	$1,356,457	$(7,090)	$(559,725)	$789,653

Balance, December 31, 2019	107,269	$11	$1,356,794	$(4,682)	$(565,727)	$786,396
Comprehensive loss	—	—	—	(18,353)	(1,071)	(19,424)
Distributions $0.09 per share of common stock	—	—	—	—	(9,654)	(9,654)
Balance, March 31, 2020	107,269	$11	$1,356,794	$(23,035)	$(576,452)	$757,318
Comprehensive income (loss)	—	—	—	77	(2,075)	(1,998)
Equity-based compensation	59	—	337			337
Distributions $0.09 per share of common stock	—	—	—	—	(9,654)	(9,654)
Balance, June 30, 2020	107,328	$11	$1,357,131	$(22,958)	$(588,181)	$746,003
Comprehensive income (loss)	—	—	—	2,801	(1,679)	1,122
Distributions $0.09 per share of common stock	—	—	—	—	(9,660)	(9,660)
Balance, September 30, 2020	107,328	$11	$1,357,131	$(20,157)	$(599,520)	$737,465

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income (loss)	$(4,825)	$2,827
Adjustments to reconcile net income or loss to net cash provided by operating activities:
Depreciation and amortization expense	68,859	70,072
Amortization of above and below market leases	(234)	(305)
Shares issued as compensation	337	—
Decrease in allowance for doubtful accounts and write-off of accounts receivable	(13)	(69)
Changes in operating assets and liabilities:
Tenant rent receivables	(143)	(403)
Straight-line rents	(2,636)	(6,950)
Lease acquisition costs	(1,516)	(3,155)
Prepaid expenses and other assets	(504)	1,261
Accounts payable and accrued expenses	2,527	2,849
Accrued compensation	234	726
Tenant security deposits	89	2,689
Payment of deferred leasing commissions	(6,168)	(9,485)
Net cash provided by operating activities	56,007	60,057
Cash flows from investing activities:
Property improvements, fixtures and equipment	(61,989)	(47,905)
Investment in related party mortgage loan receivable	—	(2,400)
Repayment of related party mortgage loan receivable	—	51,795
Proceeds received from liquidating trust	—	1,470
Net cash provided by (used in) investing activities	(61,989)	2,960
Cash flows from financing activities:
Distributions to stockholders	(28,968)	(28,953)
Borrowings under bank note payable	85,000	45,000
Repayments of bank note payable	(55,000)	(70,000)
Deferred financing costs	—	(82)
Net cash provided by (used in) financing activities	1,032	(54,035)
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,950)	8,982
Cash, cash equivalents and restricted cash, beginning of year	9,790	11,177
Cash, cash equivalents and restricted cash, end of period	$4,840	$20,159

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$22,716	$23,710
Taxes	$475	$377
Non-cash investing activities:
Accrued costs for purchases of real estate assets	$11,732	$6,903

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

As of September 30, 2020, the Company owned and operated a portfolio of real estate consisting of 32 operating properties, three redevelopment properties and two managed Sponsored REITs and held one promissory note secured by a mortgage on real estate owned by a Sponsored REIT. From time-to-time, the Company may acquire real estate or make additional secured loans. The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s number of operating properties and rentable square feet of real estate. As of September 30, 2020 and September 30, 2019, the Company had three redevelopment properties, respectively, which are excluded from the table.

	As of September 30,
	2020	2019
Operating Properties:
Number of properties	32	32
Rentable square feet	9,526,822	9,503,964

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other period.

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

	September 30,	September 30,
(in thousands)	2020	2019
Cash and cash equivalents	$4,840	$20,159
Restricted cash	—	—
Total cash, cash equivalents and restricted cash	$4,840	$20,159

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

2.  Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At each of September 30, 2020 and December 31, 2019, the Company held a non-controlling common stock interest in two Sponsored REITs in which the Company no longer shares in economic benefit or risk.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancellable with 30 days notice. Asset management fee income from non-consolidated entities amounted to approximately $59,000 and $152,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

The following is a summary of the Sponsored REIT Loans outstanding as of September 30, 2020:

			Maximum	Amount	Interest
(dollars in thousands, except footnotes)		Maturity	Amount	Outstanding	Rate at
Sponsored REIT	Location	Date	of Loan	30-Sep-20	30-Sep-20

Mortgage loan secured by property
FSP Monument Circle LLC (1)	Indianapolis, IN	6-Dec-20	21,000	21,000	7.19%

			$21,000	$21,000

(1)	The interest rate is a fixed rate and this mortgage loan includes an origination fee of $164,000 and an exit fee of $38,000 when repaid by the borrower.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $1,149,000 and $2,948,000 for the nine months ended September 30, 2020 and 2019, respectively.

3.  Bank Note Payable, Term Loans Payable and Senior Notes

JPM Term Loan

On August 2, 2018, the Company entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender (“JPMorgan”), and the other lending institutions party thereto (the “JPM Credit Agreement”), which provides a single unsecured bridge loan in the aggregate principal amount of $150 million (the “JPM Term Loan”) that remains fully advanced and outstanding. The JPM Term Loan matures on November 30, 2021. The Company has the right to extend the maturity date of the JPM Term Loan by two additional six month periods, or until November 30, 2022, upon payment of a fee and satisfaction of certain customary conditions. The JPM Term Loan was previously evidenced by a Credit Agreement, dated November 30, 2016, among the Company, JPMorgan, as administrative agent and lender, and the other lending institutions party thereto, as amended by a First Amendment, dated October 18, 2017.

The JPM Term Loan bears interest at either (i) a number of basis points over a LIBOR-based rate depending on the Company’s credit rating (125.0 basis points over the LIBOR-based rate at September 30, 2020) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25.0 basis points over the base rate at September 30, 2020).

Although the interest rate on the JPM Term Loan is variable under the JPM Credit Agreement, the Company fixed the LIBOR-based rate on a portion of the JPM Term Loan by entering into interest rate swap transactions. On March 7, 2019, the Company entered into ISDA Master Agreements with various financial institutions to hedge a $100 million portion of the future LIBOR-based rate risk under the JPM Credit Agreement. Effective March 29, 2019, the Company fixed the LIBOR-based rate at 2.44% per annum on a $100 million portion of the JPM Term Loan until November 30, 2021. Accordingly, based upon the Company’s credit rating, as of September 30, 2020, the effective interest rate on a $100 million portion of the JPM Term Loan was 3.69% per annum.

Based upon the Company’s credit rating, as of September 30, 2020, the effective interest rate on the unhedged $50 million portion of the JPM Term Loan was 1.44% per annum. The weighted average interest rate on the unhedged $50 million portion of the JPM Term Loan during the nine months ended September 30, 2020 was approximately 2.05% per annum. The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2019 was approximately 3.54% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the JPM Term Loan financial covenants as of September 30, 2020.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (125 basis points over LIBOR at September 30, 2020) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25 basis points over the base rate at September 30, 2020).

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum, which expired on August 26, 2020. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of September 30, 2020, the effective interest rate on the BMO Term Loan was 3.64% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or the administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of September 30, 2020.

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

As of September 30, 2020, there were $30 million of borrowings outstanding under the BAML Revolver. The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.20% over LIBOR at September 30, 2020) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at September 30, 2020). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.25% at September 30, 2020).

Based upon the Company’s credit rating, as of September 30, 2020, the interest rate on the BAML Revolver was 1.35% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the nine months ended September 30, 2020 was approximately 1.76% per annum. As of December 31, 2019, there were no borrowings outstanding under the BAML Revolver. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2019 was approximately 3.67% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.35% over LIBOR at September 30, 2020) or (ii) a margin over the base rate depending on the Company’s credit rating (0.35% over the base rate at September 30, 2020).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into interest rate swap transactions. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021. Accordingly, based upon the Company’s credit rating, as of September 30, 2020, the effective interest rate on the BAML Term Loan was 2.47% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BAML Credit Facility financial covenants as of September 30, 2020.

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

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BAML Credit Facility, the BMO Credit Agreement and the JPM Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. The Company was in compliance with the Senior Notes financial covenants as of September 30, 2020.

4.  Financial Instruments: Derivatives and Hedging

On July 22, 2016, the Company fixed the interest rate for the period beginning on September 27, 2017 and ending on September 27, 2021 on the BAML Term Loan (the “2017 Interest Rate Swap”). On March 7, 2019, the Company fixed the interest rate for the period beginning on March 29, 2019 and ending on November 30, 2021 on a $100 million portion of the JPM Term Loan (the “2019 JPM Interest Rate Swap”). On February 20, 2019, the Company fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan (the “2019 BMO Interest Rate Swap”). The variable rates that were fixed under the 2017 Interest Rate Swap, the 2019 JPM Interest Rate Swap and the 2019 BMO Interest Rate Swap (collectively referred to as the “Interest Rate Swaps”) are described in Note 3.

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

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at September 30, 2020. The notional value is an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$(3,886)
2019 JPM Interest Rate Swap	$100,000	2.44%	Mar-19	Nov-21	$(2,638)
2019 BMO Interest Rate Swap (1)	$220,000	2.39%	Aug-20	Jan-24	$(13,633)

(1) The Notional Value will decrease to $165 million on November 30, 2021.

On September 30, 2020, the 2017 Interest Rate Swap, 2019 JPM Interest Rate Swap and 2019 BMO Interest Rate Swap were reported as liabilities with an aggregate fair value of approximately $20.2 million and are included in other liabilities: derivative liabilities in the consolidated balance sheet at September 30, 2020.

The gain/(loss) on the Company’s Interest Rate Swaps that was recorded in other comprehensive income (loss) (OCI) and the accompanying consolidated statements of operations as a component of interest expense for the nine months ended September 30, 2020 and 2019, respectively, was as follows:

(in thousands)	Nine Months Ended September 30,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2020	2019

Amounts of loss recognized in OCI	$(20,400)	$(17,852)
Amounts of previously recorded gain/(loss) reclassified from OCI into Interest Expense	$(4,925)	$4,003

Total amount of Interest Expense presented in the consolidated statements of operations	$26,996	$27,775

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $10.3 million of the current balance held in accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months.

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

5.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at each of September 30, 2020 and 2019.

6.  Stockholders’ Equity

As of September 30, 2020, the Company had 107,328,199 shares of common stock outstanding. The Company declared and paid dividends as follows (in thousands, except per share amounts):

	Dividends Per	Total
Quarter Paid	Share	Dividends

First quarter of 2020	$0.09	$9,654
Second quarter of 2020	$0.09	$9,654
Third quarter of 2020	$0.09	$9,660

First quarter of 2019	$0.09	$9,651
Second quarter of 2019	$0.09	$9,651
Third quarter of 2019	$0.09	$9,651

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

On June 4, 2020, the Company granted 58,998 shares under the Plan to non-employee directors at a compensation cost of approximately $337,000, which was recognized during the nine months ended September 30, 2020 and is included in general and administrative expenses. Such shares were fully vested on the date of issuance. There are currently 1,847,384 shares available for grant under the Plan.

	Shares Available	Compensation
(in thousands)	for Grant	Cost

Balance, December 31, 2016, 2017 and 2018	1,944,428
Shares granted 2019	(38,046)	$337,000
Balance December 31, 2019	1,906,382	337,000
Shares granted 2020	(58,998)	337,000
Balance September 30, 2020	1,847,384	$674,000

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

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use NOLs to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs generated prior to December 31, 2018 will expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured. The gross amount of NOLs available to the Company was $13.0 million as of each of September 30, 2020 and December 31, 2019.

Income Tax Expense

The Company is subject to a business tax known as the Revised Texas Franchise Tax. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax. The Company recorded a provision for the Revised Texas Franchise Tax of $203,000 and $277,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

	For the Nine Months Ended September 30,
(Dollars in thousands)	2020	2019

Revised Texas Franchise Tax	$203	$277
Other Taxes	—	(112)
Tax expense	$203	$165

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

For the nine months ended September 30, 2020 and 2019, the Company recognized the following amounts of income relating to lease payments:

Income relating to lease payments:
	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Income from leases (1)	$181,929	$189,698
	$181,929	$189,698

(1) Amounts recognized from variable lease payments were variable lease payments $45,281 and $48,259 for the nine months ended September 30, 2020 and 2019, respectively.

9.  Subsequent Events

On October 9, 2020, the Board of Directors of the Company declared a cash distribution of $0.09 per share of common stock payable on November 12, 2020 to stockholders of record on October 23, 2020.

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

As of September 30, 2020, approximately 7.8 million square feet, or approximately 78% of our total owned portfolio, was located in Atlanta, Dallas, Denver, Houston and Minneapolis. From time-to-time we may dispose of our smaller, suburban office assets and replace them with larger infill and central business district office assets. As we execute this strategy, short term operating results could be adversely impacted. However, we believe that the transformed portfolio has the potential to provide higher profit and asset value growth over a longer period of time.

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

We have been following and directing our vendors to follow the guidelines from the Centers for Disease Control (CDC) and other applicable authorities to minimize the spread of COVID-19 among our employees, tenants, vendors and visitors, as well as at our properties. We have implemented working from home policies for our employees. During the three months ended September 30, 2020 and as of November 3, 2020, all of our properties remained open for business. Although some of our tenants have requested rent concessions, and more tenants may request rent concessions or may not pay rent in the future, as of October 31, 2020, we had collected approximately 98% of rental receipts due in October 2020. Future rent concession requests or nonpayment of rent could lead to increased rent delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, extended lease terms, increased tenant improvement capital expenditures, or reduced rental rates to maintain occupancies. We review each rent concession request on a case by case basis and may or may not provide rent concessions, depending on the specific circumstances involved. Cash, cash equivalents and restricted cash were $4.8 million as of September 30, 2020. Management believes that existing cash, cash anticipated to be generated internally by operations and our existing availability under the BAML Revolver ($570 million as of September 30, 2020) will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real estate properties.

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

Real Estate Operations

Leasing

As of September 30, 2020, our real estate portfolio was comprised of 32 operating properties, which we refer to as our operating properties, and 3 redevelopment properties, which we refer to as our redevelopment properties, that are in the process of being redeveloped, or are completed but not yet stabilized. We collectively refer to our operating and our redevelopment properties as our owned portfolio. Our 32 operating properties were approximately 85.6% leased as of September 30, 2020, a decrease from 87.6% leased as of December 31, 2019. The 2.0% decrease in leased space was a result of the impact of lease expirations and terminations, which exceeded leasing completed during the nine months ended September 30, 2020. As of September 30, 2020, we had approximately 1,376,000 square feet of vacancy in our operating properties compared to approximately 1,175,000 square feet of vacancy at December 31, 2019. During the nine months ended September 30, 2020, we leased approximately 606,000 square feet of office space, of which approximately 259,000 square feet were with existing tenants, at a weighted average term of 7.8 years. On average, tenant improvements for such leases were $33.80 per square foot, lease commissions were $10.71 per square foot and rent concessions were approximately six months of free rent. Average GAAP base rents under such leases were $29.61 per square foot, or 11.8% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2019.

As of September 30, 2020, our three redevelopment properties included an approximately 111,000 square foot property known as Stonecroft in Chantilly, Virginia, an approximately 213,000 square foot property known as Blue Lagoon in Miami, Florida and an approximately 62,000 square foot property known as Forest Park in Charlotte, North Carolina. Given the length of the redevelopment and lease-up process, these properties are not classified as an operating property until, in some cases, years after we commence the project.

Our property known as 801 Marquette in Minneapolis, Minnesota, which was substantially completed at the end of the second quarter of 2017, had been previously classified as a redevelopment property. As of June 30, 2020, the property had leases signed and tenants occupying approximately 37% of the rentable square feet of the property. On September 14, 2020, we entered into a lease agreement with a new tenant with an initial term of 16 years for approximately 71,000 square feet, or 54.8% of the property’s rentable square feet. As a result, as of September 30, 2020, 801 Marquette was approximately 91.8% leased, which we consider stabilized, and has been reclassified as an operating property.

The redevelopment of Stonecroft commenced in August 2020. We expect to incur total redevelopment and lease-up costs of $18.5 million, which includes significant interior work to make the space suitable for multiple tenants, or to accommodate a tenant with accredited security requirements. As of September 30, 2020, we had incurred approximately $1.4 million in redevelopment costs. We anticipate completing the redevelopment by June 30, 2021.

The redevelopment of Blue Lagoon commenced in December 2018 following the maturity of a lease with a major tenant that had occupied 100% of the property. On September 13, 2019, we entered into a lease agreement with a new tenant with an initial term of 16 years for approximately 156,000 square feet, or 73.1% of the property’s rentable square feet. We expect to incur total restoration, redevelopment and lease-up costs of $39.9 million, which include work on the roof of the building, costs to make the space suitable for multiple tenants and to increase parking at the property. As of September 30, 2020, we had incurred approximately $16.5 million in total redevelopment costs. We anticipate completing the redevelopment by the end of 2020.

The redevelopment of Forest Park commenced in January 2019 following the maturity of a lease with a tenant that had occupied 100% of the property through December 31, 2018. We completed the redevelopment during the three months ended June 30, 2020. On July 20, 2020, a tenant lease commenced and occupies approximately 22,000 square feet, or approximately 34.5% of the total rentable square feet, with an initial term of 11 years. On September 24, 2020, we entered into a lease agreement with a new tenant for approximately 28,200 square feet, or 43.9% of the rentable square feet at the property, with an initial term of 7 years. As a result, as of September 30, 2020, Forest Park was approximately 78.4% leased.

As of September 30, 2020, leases for approximately 0.8% and 8.2% of the square footage in our owned portfolio are scheduled to expire during 2020 and 2021, respectively. As the fourth quarter of 2020 begins, we believe that our operating properties are well stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants. While leasing activity at our properties has continued, we believe that the COVID-19 pandemic and related containment and mitigation measures may limit or delay new tenant leasing during at least the fourth quarter of 2020 and potentially in future periods.

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

Results of Operations

The following table shows financial results for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,
(in thousands)	2020	2019	Change
Revenues:
Rental	$61,834	$68,108	$(6,274)
Related party revenue:
Management fees and interest income from loans	400	426	(26)
Other	13	5	8
Total revenues	62,247	68,539	(6,292)
Expenses:
Real estate operating expenses	16,730	18,041	(1,311)
Real estate taxes and insurance	12,279	12,505	(226)
Depreciation and amortization	22,076	22,559	(483)
General and administrative	3,817	3,886	(69)
Interest	8,953	9,036	(83)
Total expenses	63,855	66,027	(2,172)

Income (loss) before taxes	(1,608)	2,512	(4,120)
Tax expense on income	71	113	(42)

Net income (loss)	$(1,679)	$2,399	$(4,078)

Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019:

Revenues

Total revenues decreased by $6.3 million to $62.2 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $6.3 million arising primarily from the loss of rental income from leases that expired after September 30, 2019 and during the three months ended September 30, 2020, compared to the same period in 2019. These decreases were partially offset by rental income earned from leases commencing after September 30, 2019. Our leased space in our operating properties was 85.6% at September 30, 2020 and 89.7% at September 30, 2019.

Expenses

Total expenses decreased by $2.2 million to $63.9 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decrease was primarily a result of:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $1.5 million.
●	A decrease to depreciation and amortization of approximately $0.5 million.

●	A decrease in general and administrative expenses of $0.1 million, which was primarily from lower personnel costs.
●	A decrease in interest expense of approximately $0.1 million. The decrease was primarily from lower interest rates during the three months ended September 30, 2020 compared to the same period in 2019.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which decreased $42,000 during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Net loss

Net loss for the three months ended September 30, 2020 was $1.7 million compared to a net income of $2.4 million for the three months ended September 30, 2019, for the reasons described above.

The following table shows financial results for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
(in thousands)	2020	2019	Change
Revenues:
Rental	$184,799	$196,952	$(12,153)
Related party revenue:
Management fees and interest income from loans	1,208	3,100	(1,892)
Other	31	16	15
Total revenues	186,038	200,068	(14,030)
Expenses:
Real estate operating expenses	49,498	52,883	(3,385)
Real estate taxes and insurance	36,348	37,408	(1,060)
Depreciation and amortization	66,659	67,913	(1,254)
General and administrative	11,159	11,097	62
Interest	26,996	27,775	(779)
Total expenses	190,660	197,076	(6,416)

Income (loss) before taxes on income	(4,622)	2,992	(7,614)
Tax expense on income	203	165	38

Net income (loss)	$(4,825)	$2,827	$(7,652)

Comparison of the nine months ended September 30, 2020 to the nine months ended Septmber 30, 2019:

Revenues

Total revenues decreased by $14.0 million to $186.0 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $12.2 million arising primarily from the loss of rental income from leases that expired after September 30, 2019 and during the nine months ended September 30, 2020 compared the same period in 2019. These decreases were partially offset by rental income earned from leases commencing after September 30, 2019. Our leased space in our operating properties was 85.6% at September 30, 2020 and 89.7% at September 30, 2019.
●	A decrease of approximately $1.8 million in interest income from Sponsored REIT Loans primarily as a result of repayment of approximately $51 million of these loans in June 2019.

Expenses

Total expenses decreased by $6.4 million to $190.6 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decrease was primarily a result of:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $4.4 million.
●	A decrease in depreciation and amortization of approximately $1.2 million.
●	A decrease in interest expense of approximately $0.8 million. The decrease was primarily attributable to lower interest rates during the nine months ended September 30, 2020 compared to the same period in 2019.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which decreased $74,000, and benefits from federal and other income taxes, which decreased by $112,000, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2020, primarily as a result of a refund arising due to the provisions of the Tax Cuts and Jobs Act of 2017 during the nine months ended September 30, 2019.

Net loss

Net loss for the nine months ended September 30, 2020 was $4.8 million compared to a net income of $2.8 million for the nine months ended September 30, 2019, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands):	2020	2019	2020	2019
Net income (loss)	$(1,679)	$2,399	$(4,825)	$2,827
Depreciation and amortization	21,989	22,448	66,424	67,609
NAREIT FFO	20,310	24,847	61,599	70,436
Lease Acquisition costs	136	61	333	351

Funds From Operations	$20,446	$24,908	$61,932	$70,787

Net Operating Income (NOI)

The Company provides property performance based on Net Operating Income, which we refer to as NOI. Management believes that investors are interested in this information. NOI is a non-GAAP financial measure that the Company defines as net income or loss (the most directly comparable GAAP financial measure) plus selling, general and administrative expenses, depreciation and amortization, including amortization of acquired above and below market lease intangibles and impairment charges, interest expense, less equity in earnings of nonconsolidated REITs, interest income, management fee income, hedge ineffectiveness, gains or losses on the sale of assets and excludes non-property specific income and expenses. The information presented includes footnotes and the data is shown by region with properties owned in the periods presented, which we call Same Store. The comparative Same Store results include properties held for the periods presented and exclude properties that are redevelopment properties. We also exclude properties that have been placed in service, but that do not have operating activity for all periods presented, dispositions and significant nonrecurring income such as bankruptcy settlements and lease termination fees. NOI, as defined by the Company, may not be comparable to NOI reported by other REITs that define NOI differently. NOI should not be considered an alternative to net income or loss as an indication of our performance or to cash flows as a measure of the Company’s liquidity or its ability to make distributions. The calculations of NOI are shown in the following table:

Net Operating Income (NOI)*

	Rentable
	Square				Nine Months				Nine Months
	Feet	Three Months Ended			Ended	Three Months Ended			Ended	Inc	%
(in thousands)	or RSF	31-Mar-20	30-Jun-20	30-Sep-20	30-Sep-20	31-Mar-19	30-Jun-19	30-Sep-19	30-Sep-19	(Dec)	Change
Region
East	833	$2,836	$3,019	$2,425	$8,280	$2,659	$2,792	$2,684	$8,135	$145	1.8%
MidWest	1,557	5,485	5,089	5,068	15,642	5,163	5,174	5,297	15,634	8	0.1%
South	4,387	13,290	13,025	13,619	39,934	14,272	15,196	17,456	46,924	(6,990)	(14.9)%
West	2,620	11,463	11,211	10,976	33,650	10,558	11,240	11,134	32,932	718	2.2%
Property NOI* from Operating Properties	9,397	33,074	32,344	32,088	97,506	32,652	34,402	36,571	103,625	(6,119)	(5.9)%
Dispositions and Redevelopment Properties (a)	519	(200)	(148)	109	(239)	322	294	296	912	(1,151)	(1.1)%
Property NOI*	9,916	$32,874	$32,196	$32,197	$97,267	$32,974	$34,696	$36,867	$104,537	$(7,270)	(7.0)%

Same Store		$33,074	$32,344	$32,088	$97,506	$32,652	$34,402	$36,571	$103,625	$(6,119)	(5.9)%

Less Nonrecurring
Items in NOI* (b)		26	810	351	1,187	35	706	3,434	4,175	(2,988)	2.8%

Comparative
Same Store		$33,048	$31,534	$31,737	$96,319	$32,617	$33,696	$33,137	$99,450	$(3,131)	(3.1)%

					Nine Months				Nine Months
		Three Months Ended			Ended	Three Months Ended			Ended
Reconciliation to Net Income (Loss)		31-Mar-20	30-Jun-20	30-Sep-20	30-Sep-20	31-Mar-19	30-Jun-19	30-Sep-19	30-Sep-19
Net loss		$(1,071)	$(2,075)	$(1,679)	$(4,825)	$(1,205)	$1,633	$2,399	$2,827
Add (deduct):
Management fee income		(478)	(446)	(484)	(1,408)	(677)	(645)	(634)	(1,956)
Depreciation and amortization		22,338	22,245	22,076	66,659	23,245	22,109	22,559	67,913
Amortization of above/below market leases		(73)	(75)	(86)	(234)	(112)	(81)	(112)	(305)
General and administrative		3,525	3,817	3,817	11,159	3,509	3,703	3,886	11,098
Interest expense		9,063	8,980	8,953	26,996	9,368	9,371	9,036	27,775
Interest income		(382)	(381)	(386)	(1,149)	(1,294)	(1,259)	(395)	(2,948)
Non-property specific items, net		(48)	131	(14)	69	140	(135)	128	133

Property NOI*		$32,874	$32,196	$32,197	$97,267	$32,974	$34,696	$36,867	$104,537
(a)	We define redevelopment properties as properties being developed, redeveloped or where redevelopment is complete, but are in lease-up and that are not stabilized. We also include properties that have been placed in service, but that do not have operating activity for all periods presented.
(b)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the nine months ended September 30, 2020 for our properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in non-consolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	September 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2020 (a)	Square Feet (b)

Forest Park (c)	Charlotte	NC	1999	64,198	7,537	11.7%	$20.20
Meadow Point	Chantilly	VA	1999	138,537	108,378	78.2%	23.89
Innsbrook	Glen Allen	VA	1999	298,183	170,680	57.2%	18.80
Loudoun Tech Center	Dulles	VA	1999	136,658	135,209	98.9%	18.30
Stonecroft (c)	Chantilly	VA	2008	111,469	—	—%	—
Emperor Boulevard	Durham	NC	2009	259,531	259,531	100.0%	32.26
East total				1,008,576	681,335	67.6%	24.65
Northwest Point	Elk Grove Village	IL	1999	177,095	177,095	100.0%	27.35
909 Davis Street	Evanston	IL	2002	195,098	182,105	93.3%	41.54
River Crossing	Indianapolis	IN	1998	205,729	201,923	98.2%	24.45
Timberlake	Chesterfield	MO	1999	234,496	224,319	95.7%	27.47
Timberlake East	Chesterfield	MO	2000	117,036	117,036	100.0%	26.67
121 South 8th Street	Minneapolis	MN	1974	297,209	257,026	86.5%	22.35
801 Marquette Ave	Minneapolis	MN	1923/2017	129,821	48,034	37.0%	29.27
Plaza Seven	Minneapolis	MN	1987	330,096	292,300	88.6%	32.67
Midwest total				1,686,580	1,499,838	88.9%	28.89
Blue Lagoon Drive (c)	Miami	FL	2002	213,182	—	—%	—
One Overton Park	Atlanta	GA	2002	387,267	327,628	84.6%	24.09
Park Ten	Houston	TX	1999	157,460	112,962	71.7%	27.13
Addison Circle	Addison	TX	1999	289,325	217,804	75.3%	33.32

The information presented below provides the weighted average GAAP rent per square foot for the nine months ended September 30, 2020 for our properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in non-consolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	September 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2020 (a)	Square Feet (b)

Collins Crossing	Richardson	TX	1999	300,887	240,710	80.0%	$26.65
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	29.97
Park Ten Phase II	Houston	TX	2006	156,746	138,783	88.5%	28.48
Liberty Plaza	Addison	TX	1985	216,906	157,864	72.8%	22.96
Legacy Tennyson Center	Plano	TX	1999/2008	207,049	193,922	93.7%	30.02
One Legacy Circle	Plano	TX	2008	214,110	97,334	45.5%	37.14
One Ravinia Drive	Atlanta	GA	1985	386,602	334,372	86.5%	27.57
Two Ravinia Drive	Atlanta	GA	1987	411,047	277,374	67.5%	27.42
Westchase I & II	Houston	TX	1983/2008	629,025	349,864	55.6%	29.22
Pershing Park Plaza	Atlanta	GA	1989	160,145	158,175	98.8%	33.28
999 Peachtree	Atlanta	GA	1987	621,946	534,127	85.9%	33.44
South Total				4,600,096	3,389,318	73.7%	29.29
380 Interlocken	Broomfield	CO	2000	240,359	174,573	72.6%	32.88
1999 Broadway	Denver	CO	1986	677,539	540,405	79.8%	32.69
1001 17th Street	Denver	CO	1977/2006	655,420	640,017	97.7%	36.74
600 17th Street	Denver	CO	1982	609,353	523,922	86.0%	31.89
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	25.04
390 Interlocken	Broomfield	CO	2002	241,512	237,793	98.5%	33.46
West Total				2,620,419	2,312,946	88.3%	33.07

Total Owned Properties				9,915,671	7,883,437	79.5%	29.92

(a)	Based on weighted occupied square feet for the nine months ended September 30, 2020, including month-to-month tenants, divided by the Property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the nine months ended September 30, 2020, per weighted occupied square foot.
(c)	We define redevelopment properties as properties being developed, redeveloped or where redevelopment is complete, but are in lease-up and that are not stabilized.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $4.8 million and $9.8 million at September 30, 2020 and December 31, 2019, respectively. The decrease of $5.0 million is attributable to $56.0 million provided by operating activities, less $62.0 million used for investing activities plus $1.0 million provided by financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real estate properties.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2020 of $56.0 million is primarily attributable to a net loss of $4.8 million plus the add-back of $66.3 million of non-cash expenses, plus an increase in accounts payable and accrued compensation of $2.8 million. These increases were partially offset by an increase in payment of deferred leasing commissions of $6.2 million, an increase in lease acquisition costs of $1.5 million, an increase in prepaid expenses and other assets or $0.5 million and an increase in tenant rent receivables of $0.1 million.

Investing Activities

Cash used for investing activities for the nine months ended September 30, 2020 of $62.0 million is primarily attributable to purchases of other real estate assets and office equipment investments of approximately $62.0 million.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2020 of $1.0 million is primarily attributable to net borrowings on the BAML Revolver (as defined below) of $30.0 million and was partially offset by distributions paid to stockholders of $29.0 million.

JPM Term Loan

On August 2, 2018, the Company entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender (“JPMorgan”), and the other lending institutions party thereto (the “JPM Credit Agreement”), which provides a single unsecured bridge loan in the aggregate principal amount of $150 million (the “JPM Term Loan”) that remains fully advanced and outstanding. The JPM Term Loan matures on November 30, 2021. The Company has the right to extend the maturity date of the JPM Term Loan by two additional six month periods, or until November 30, 2022, upon payment of a fee and satisfaction of certain customary conditions. The JPM Term Loan was previously evidenced by a Credit Agreement, dated November 30, 2016, among the Company, JPMorgan, as administrative agent and lender, and the other lending institutions party thereto, as amended by a First Amendment, dated October 18, 2017.

The JPM Term Loan bears interest at either (i) a number of basis points over a LIBOR-based rate depending on the Company’s credit rating (125.0 basis points over the LIBOR-based rate at September 30, 2020) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25.0 basis points over the base rate at September 30, 2020).

Although the interest rate on the JPM Term Loan is variable under the JPM Credit Agreement, the Company fixed the LIBOR-based rate on a portion of the JPM Term Loan by entering into interest rate swap transactions. On March 7, 2019, the Company entered into ISDA Master Agreements with various financial institutions to hedge a $100 million portion of the future LIBOR-based rate risk under the JPM Credit Agreement. Effective March 29, 2019, the Company fixed the LIBOR-based rate at 2.44% per annum on a $100 million portion of the JPM Term Loan until November 30, 2021. Accordingly, based upon the Company’s credit rating, as of September 30, 2020, the effective interest rate on a $100 million portion of the JPM Term Loan was 3.69% per annum.

Based upon the Company’s credit rating, as of September 30, 2020, the effective interest rate on the unhedged $50 million portion of the JPM Term Loan was 1.44% per annum. The weighted average interest rate on the unhedged $50 million portion of the JPM Term Loan during the nine months ended September 30, 2020 was approximately 2.05% per annum. The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2019 was approximately 3.54% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the JPM Term Loan financial covenants as of September 30, 2020.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (125 basis points over LIBOR at September 30, 2020) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25 basis points over the base rate at September 30, 2020).

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum, which expired on August 26, 2020. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of September 30, 2020, the effective interest rate on the BMO Term Loan was 3.64% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or the administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of September 30, 2020.

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

As of September 30, 2020, there were borrowings of $30 million outstanding under the BAML Revolver. The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.20% over LIBOR at September 30, 2020) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at September 30, 2020). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.25% at September 30, 2020).

Based upon the Company’s credit rating, as of September 30, 2020, the interest rate on the BAML Revolver was 1.35% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the nine months ended September 30, 2020 was approximately 1.76% per annum. As of December 31, 2019, there were no borrowings outstanding under the BAML Revolver. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2019 was approximately 3.67% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.35% over LIBOR at September 30, 2020) or (ii) a margin over the base rate depending on the Company’s credit rating (0.35% over the base rate at September 30, 2020).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into interest rate swap transactions. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021. Accordingly, based upon the Company’s credit rating, as of September 30, 2020, the effective interest rate on the BAML Term Loan was 2.47% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BAML Credit Facility financial covenants as of September 30, 2020.

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

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BAML Credit Facility, the BMO Credit Agreement and the JPM Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. The Company was in compliance with the Senior Notes financial covenants as of September 30, 2020.

Equity Securities

As of September 30, 2020, we had an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission relating to the offer and sale, from time to time, of an indeterminate amount of our debt securities, common stock, preferred stock or depository shares. From time to time, we expect to issue debt securities, common stock, preferred stock or depository shares under our existing automatic shelf registration statements or a different registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage. As of September 30, 2020, we had one loan outstanding for $21 million principal amount with one Sponsored REIT under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes. We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from refinancing, long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Additional information about our Sponsored REIT Loans outstanding as of September 30, 2020, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part 1, Item 1, Note 2, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the three and nine months ended September 30, 2020 and 2019, respectively, the rental income exceeded the expenses for each individual property, with the exception of Stonecroft for each of the three and nine months ended September 30, 2020 and 801 Marquette for each of the three and nine months ended September 30, 2019.

Stonecroft had approximately 111,000 square feet of rentable space and became vacant in December 2019. We had no rental income and operating expenses of $69,000 during the three months ended September 30, 2020. We had no rental income and operating expenses of $514,000 during the nine months ended September 30, 2020.

801 Marquette had approximately 170,000 square feet of rentable space and became vacant in January 2016. On June 30, 2016, we commenced a redevelopment plan for the property and substantially completed the redevelopment in the second quarter of 2017. Redevelopment of 801 Marquette resulted in approximately 129,800 of net rentable square feet for the property. As of September 30, 2020, we have signed leases with three tenants for 119,000 square feet, or 91.8% of the rentable square feet of the property, for which two tenants leases have commenced and occupy 48,000 square feet, or 37% of rentable square feet at the property. As a result, rental income exceeded operating expenses during the three and nine months ended September 30, 2020. We had rental income of $259,000 and operating expenses of $277,000 during the three months ended September 30, 2019 and rental income of $472,000 and operating expenses of $839,000 during the nine months ended September 30, 2019.

Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. As of September 30, 2020 and December 31, 2019, if market rates on our outstanding borrowings under the BAML Revolver and the floating rate portion of the JPM Term Loan increased by 10% at maturity, or approximately 14 and 31 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.1 million and $0.2 million annually, respectively. Based upon our credit rating, the interest rate on the BAML Revolver as of September 30, 2020 was LIBOR plus 120 basis points, or 1.35% per annum. Based upon our credit rating, the interest rate on the $50 million portion of the JPM Term Loan that is not subject to interest rate swap transactions as of September 30, 2020 was the LIBOR-based rate plus 125 basis points, or 1.44% per annum. We do not believe that the interest rate risk on the BAML Revolver and the JPM Term Loan is material as of September 30, 2020.

Although the interest rates on the BMO Term Loan, the BAML Term Loan and the JPM Term Loan are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BAML Term Loan, and the LIBOR-based rate on a $100 million portion of the JPM Term Loan, by entering into interest rate swap agreements. On July 22, 2016, the Company fixed the interest rate for the period beginning on September 27, 2017 and ending on September 27, 2021 on the BAML Term Loan with multiple interest rate swap agreements (the “2017 Interest Rate Swap”). On March 7, 2019, the Company fixed the interest rate for the period beginning on March 29, 2019 and ending on November 30, 2021 for the notional value of $100 million on the JPM Term Loan with interest rate swap agreements (the “2019 JPM Interest Rate Swap”). On February 20, 2019, the Company fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan with interest rate swap agreements (the “2019 BMO Interest Rate Swap”). Accordingly, based upon our credit rating, as of September 30, 2020, the interest rate on the BAML Term Loan was 2.47% per annum, the interest rate on the BMO Term Loan was 3.64% per annum, and the interest rate on $100 million of the JPM Term Loan was 3.69% per annum. The fair value of these interest rate swaps are affected by changes in market interest rates. We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the 2017 Interest Rate Swap from September 27, 2017 until September 27, 2021. We believe that we have mitigated interest rate risk with respect to the BMO Term Loan through the 2019 BMO Interest Rate Swap until January 31, 2024. We believe that we have mitigated the interest rate risk on a $100 million portion of the JPM Term Loan until November 30, 2021 with the 2019 JPM Interest Rate Swap. These interest rate swaps were our only derivative instruments as of September 30, 2020.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BAML Term Loan, BMO Term Loan and a portion of the JPM Term Loan as of September 30, 2020 (in thousands):

	Notional	Strike	Effective	Expiration	Fair
(in thousands)	Value	Rate	Date	Date	Value

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$(3,886)
2019 JPM Interest Rate Swap	$100,000	2.44%	Mar-19	Nov-21	$(2,638)
2019 BMO Interest Rate Swap (1)	$220,000	2.39%	Aug-20	Jan-24	$(13,633)

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

The following table presents, as of September 30, 2020, our contractual variable rate borrowings under our BAML Revolver, which matures on January 12, 2022, under our JPM Term Loan, which matures on November 30, 2021, under our BAML Term Loan, which matures on January 12, 2023, under our BMO Term Loan Tranche A, which matures on November 30, 2021, under our BMO Term Loan Tranche B, which matures on January 31, 2024, under our Series A Notes, which mature on December 20, 2024, and under our Series B Notes, which mature on December 20, 2027. Under the BAML Revolver, we have the right to extend the initial maturity date with two additional six month extensions, or until January 12, 2023, upon payment of a fee and satisfaction of certain customary conditions.

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

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Comprehensive Income (Loss); and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Footnotes	Description

(1)	Incorporated by reference to Exhibit 3.1 to FSP Corp.’s Quarterly Report on Form 10-Q, filed on July 30, 2019 (File No. 001-32470).
(2)	Incorporated by reference to Exhibit 3.2 to FSP Corp.’s Quarterly Report on Form 10-Q, filed August 4, 2020 (File No. 001-32470).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: November 3, 2020	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: November 3, 2020	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)