Form 10-K
period 2020-12-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2021-02-16
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price as reported on NYSE American, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2020, was approximately $523,709,269.

There were 107,328,199 shares of common stock of the registrant outstanding as of February 5, 2021.

Documents incorporated by reference: The registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s Annual Meeting of Stockholders to be held on May 13, 2021 (the “Proxy Statement”). The information required in response to Items 10 — 14 of Part III of this Form 10-K, other than that contained in Part I under the caption, “Information about our Executive Officers,” is hereby incorporated by reference to the Proxy Statement.

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

Real Estate

We own and operate a portfolio of real estate consisting of 34 office properties as of December 31, 2020, consisting of 32 operating properties and 2 redevelopment properties. We derive rental revenue from income paid to us by tenants of these properties. See Item 2 of this Annual Report on Form 10-K for more information about our properties. From time-to-time we dispose of properties generating gains or losses in an ongoing effort to improve and upgrade our portfolio.

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

From time-to-time we may make secured loans to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes. We anticipate that these loans will be repaid at their maturity or earlier from long-term financings of the underlying properties, cash flows from the underlying properties or some other capital event. We refer to these loans as Sponsored REIT Loans. We had one Sponsored REIT Loan secured by real estate outstanding as of December 31, 2020, from which we derive interest income.

Sustainability

As an owner of commercial real estate, a sector with significant environmental, social and governance “ESG” impact, we strive to maximize shareholder value through the prudent application of sound ESG strategies. Our efforts have been awarded recognition from various third party review entities, such as GRESB, ENERGY STAR and LEED.

Impact of COVID-19

The COVID-19 pandemic has caused severe disruptions in the U.S. and global economies and has had and is expected to continue to have an adverse impact on our financial condition and results of operations. This impact could be materially adverse to the extent that the current COVID-19 pandemic, or future pandemics, cause tenants to be unable to pay their rent or reduce the demand for commercial real estate. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

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

We may acquire, and have acquired, real properties in any geographic area of the United States and of any property type. We own 34 office properties that are located in 10 different states as of December 31, 2020, which consist of 32 operating properties and 2 redevelopment properties. See Item 2 of this Annual Report on Form 10-K for more information about our properties.

From time to time, as market conditions warrant, we may sell properties owned by us. For example, we sold an office property located in Durham, North Carolina on December 23, 2020 with a sales price of approximately $89.7 million, at a gain of approximately $41.9 million. We did not sell any properties during 2019 or 2018.

In 2021, we determined that further debt reduction would provide greater financial flexibility and potentially increase shareholder value. Accordingly, we have adopted a strategy to dispose of certain properties in 2021 where we believe our valuation objective has been met. Pursuant to this strategy we anticipate dispositions in 2021 will result in estimated aggregate gross proceeds in the range of $350 million to $450 million. Proceeds from these potential dispositions would be used primarily for the repayment of debt.

We rely on the following principles in selecting real properties for acquisition by FSP Corp. and managing them after acquisition:

●	we seek to buy or develop investment properties at a price which produces value for investors and avoid overpaying for real estate merely to outbid competitors;
●	we seek to buy or develop properties in excellent locations with substantial infrastructure in place around them and avoid investing in locations where the future construction of such infrastructure is speculative;

●	we seek to buy or develop properties that are well-constructed and designed to appeal to a broad base of users and avoid properties where quality has been sacrificed for cost savings in construction or which appeal only to a narrow group of users;
●	we aggressively manage, maintain and upgrade our properties and refuse to neglect or undercapitalize management, maintenance and capital improvement programs; and
●	we believe that we have the ability to hold properties through down cycles because we generally do not have mortgage debt on the Company, which could place the properties at risk of foreclosure. As of February 5, 2021, none of our owned properties were subject to mortgage debt.

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

Governmental Regulations

Under various federal, state and local laws, ordinances and regulations, we, as an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in our property. Such laws may impose liability without regard to whether the owner or operator knew of, or caused, the release of such hazardous substances. The presence of hazardous substances on a property may adversely affect the owner’s ability to sell such property or to borrow using such property as collateral, and it may cause the owner of the property to incur substantial remediation costs. In addition to claims for cleanup costs, the presence of hazardous substances on a property could result in the owner incurring substantial liabilities as a result of a claim by a private party for personal injury or a claim by an adjacent property owner for property damage.

All of our properties are required to comply with the Americans With Disabilities Act, or ADA, and the regulations, rules and orders that may be issued thereunder. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to persons with disabilities. Compliance with ADA requirements might require, among other things, removal of access barriers. Noncompliance with such requirements could result in the imposition of fines by the U.S. government or an award of damages to private litigants.

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

See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Human Capital

We had 37 employees as of each of February 5, 2021 and December 31, 2020. Women represent 48.6% of our employees, of which 50.0% hold management level/leadership roles. We endeavor to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We regularly conduct training to prevent harassment and discrimination. The Company’s basis for recruitment, hiring, development, training, compensation and advancement of employees is qualifications, performance, skills and experience. Many of our employees have a long tenure with the Company. Our employees are compensated without regard to gender, race and ethnicity, and our compensation program is designed to attract and retain talent. During the COVID-19 pandemic, employees have been offered work-from-home flexibility to meet personal and family needs.

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

Information about our Directors

The following table sets forth the names, ages and positions of all our directors as of February 5, 2021.

Name	Age	Position
George J. Carter (5)	72	Chief Executive Officer and Chairman of the Board
John N. Burke (1) (2) (3) (5) (6)	59	Director
Brian N. Hansen (1) (2) (3) (4) (7)	49	Director
Kenneth Hoxsie (1) (3) (5) (8)	70	Director
Dennis J. McGillicuddy (1) (4)	79	Director
Georgia Murray (1) (2) (5) (9)	70	Director
Kathryn P. O'Neil (1) (2) (3) (5)	57	Director
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	Term expiring at our 2022 Annual Meeting of Stockholders
(5)	Term expiring at our 2021 Annual Meeting of Stockholders
(6)	Chair of the Audit Committee
(7)	Chair of the Compensation Committee
(8)	Chair of the Nominating and Corporate Governance Committee
(9)	Lead Independent Director

George J. Carter, age 72, is Chief Executive Officer and has been Chairman of the Board of Directors of FSP Corp. since 2002. Mr. Carter also was the President of FSP Corp. from 2002 to May 2016. Mr. Carter is responsible for all aspects of the business of FSP Corp. and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. Prior to the conversion, he was President of the general partner of the FSP Partnership and was responsible for all aspects of the business of the FSP Partnership and its affiliates. From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”). Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.).

John N. Burke, age 59, has been a Director of FSP Corp. since 2004 and Chair of the Audit Committee since June 2004. Mr. Burke is a certified public accountant with over 30 years of experience in the practice of public accounting working with both private and publicly traded companies with extensive experience serving clients in the real estate and REIT industry. His experience includes analysis and evaluation of financial reporting, accounting systems, internal controls and audit matters. Mr. Burke has been involved as an advisor on several public offerings, private equity and debt financings and merger and acquisition transactions. Mr. Burke’s consulting experience includes a wide range of accounting, tax and business planning matters. Prior to starting his own firm in 2003, Mr. Burke was an Audit Partner in the Boston office of BDO USA, LLP. Mr. Burke is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of CPAs. Mr. Burke earned an M.S. in Taxation and studied undergraduate accounting at Bentley University.

Brian N. Hansen, age 49, has been a Director of FSP Corp. since 2012 and became Chair of the Compensation Committee in February 2021. Since 2007, Mr. Hansen has served as President and Chief Operating Officer of Confluence Investment Management LLC, a St. Louis based Registered Investment Advisor. Prior to founding Confluence in 2007, Mr. Hansen served as a Managing Director in A.G. Edwards’ Financial Institutions & Real Estate Investment Banking practice. While at A.G. Edwards, Mr. Hansen advised a wide variety of Real Estate Investment Trusts on numerous capital markets transactions, including public and private offerings of debt and equity securities as well as the analysis of various merger & acquisition opportunities. Prior to joining A.G. Edwards, Mr. Hansen served as a Manager in Arthur Andersen LLP’s Audit & Business Advisory practice. Mr. Hansen has served on the boards of a number of non-profit entities and currently serves on the Finance Council and as the Investment Committee Chair of the Archdiocese of St. Louis and as a member of the St. Louis County Retirement Board. Mr. Hansen earned his M.B.A. from the Kellogg School of Management at Northwestern University and his Bachelor of Science in Commerce from DePaul University. Mr. Hansen is a Certified Public Accountant.

Kenneth A. Hoxsie, age 70, has been a Director of FSP Corp. since January 2016 and became Chair of the Nominating and Corporate Governance Committee in February 2021. Mr. Hoxsie was a Partner at the international law firm of Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) until his retirement on December 31, 2015. He joined Hale and Dorr (the predecessor of WilmerHale) in 1981, subsequently worked at Copley Real Estate Advisors, an institutional real estate investment advisory firm, and rejoined Hale and Dorr in 1994. Mr. Hoxsie has over 30 years’ experience in real estate capital markets transactions, fund formation, public company counseling and mergers and acquisitions and has advised the Company since its formation in 1997. Mr. Hoxsie earned his J.D. (Cum Laude) from Harvard Law School, his M.A. from Harvard University and his B.A. (Summa Cum Laude) from Amherst College, where he was elected to Phi Beta Kappa.

Dennis J. McGillicuddy, age 79, has been a Director of FSP Corp. since May 2002. Mr. McGillicuddy graduated from the University of Florida with a B.A. degree and from the University of Florida Law School with a J.D. degree. In 1968, Mr. McGillicuddy joined Barry Silverstein in founding Coaxial Communications, a cable television company. In 1998 and 1999, Coaxial sold its cable systems. Mr. McGillicuddy has served on the boards of various charitable organizations. He is currently president of the Board of Trustees of Florida Studio Theater, a professional non-profit theater organization, and he serves as a Co-Chair, together with his wife, of Embracing Our Differences, an annual two-month long art exhibit that promotes the values of diversity and inclusion. Mr. McGillicuddy also is a director and Chief Executive Officer of All-Star Children’s Foundation, an organization engaged in creating a new paradigm for foster care.

Georgia Murray, age 70, has been a Director of FSP Corp. since April 2005 and Lead Independent Director since February 2014. Ms. Murray is retired from Lend Lease Real Estate Investments, Inc., where she served as a Principal from November 1999 until May 2000. From 1973 through October 1999, Ms. Murray worked at The Boston Financial Group, Inc., serving as Senior Vice President and a Director at times during her tenure. Boston Financial was an affiliate of the Boston Financial Group, Inc. She is a past Trustee of the Urban Land Institute and a past President of the Multifamily Housing Institute. Ms. Murray previously served on the Board of Directors of Capital Crossing Bank. She also serves on the boards of numerous non-profit entities. Ms. Murray is a graduate of Newton College.

Kathryn P. O’Neil, age 57, has been a Director of FSP Corp. since January 2016. Ms. O’Neil was a Director at Bain Capital in the Investor Relations area where she focused on Private Equity and had oversight of the Investment Advisory sector from 2011 until her retirement in 2014. From 1999 to 2007, Ms. O’Neil was a Partner at FLAG Capital Management LLC, a manager of fund-of-funds investment vehicles in private equity, venture capital, real estate and natural resources. Previously, Ms. O’Neil was an Investment Consultant at Cambridge Associates where she specialized in Alternative Assets. Ms. O’Neil currently serves on a variety of non-profit boards, including the Peabody Essex Museum where she is a Director and a member of the Finance, Audit, and Investment Committees, Horizon’s for Homeless Children where she is a Director and serves on the Executive and Finance Committees, and the Trustees of Reservations where she serves on the President’s Council and was a member of the Investment Committee from 2006 to 2020. Ms. O’Neil is a Trustee Emeritus of Colby College and a former member of the Board of Overseers of the Boston Museum of Science. Ms. O’Neil holds a B.A. (Summa Cum Laude) and M.A. (Honorary) from Colby College where she was elected to Phi Beta Kappa. Ms. O’Neil received her M.B.A. from The Harvard Graduate School of Business Administration.

Information about our Executive Officers

The following table sets forth the names, ages and positions of all our executive officers as of February 5, 2021.

Name	Age	Position
George J. Carter (1)	72	Chief Executive Officer and Chairman of the Board
Jeffrey B. Carter	49	President and Chief Investment Officer
Scott H. Carter	49	Executive Vice President, General Counsel and Secretary
John G. Demeritt	60	Executive Vice President, Chief Financial Officer and Treasurer
John F. Donahue	54	Executive Vice President
Eriel Anchondo	43	Executive Vice President and Chief Operating Officer
(1)	Information about George J. Carter is set forth above. See “Directors of FSP Corp.”

Jeffrey B. Carter, age 49, is President and Chief Investment Officer of FSP Corp. Mr. Carter served as Executive Vice President and Chief Investment Officer from February 2012 until May 2016, when he was appointed as President in addition to his position as Chief Investment Officer. Previously, Mr. Carter served as Senior Vice President and Director of Acquisitions of FSP Corp. from 2005 to 2012 and as Vice President - Acquisitions from 2003 to 2005. Mr. Carter oversees the day-to-day execution of the Company’s strategic objectives and business plan. In addition, Mr. Carter is primarily responsible for developing and implementing the Company’s investment strategy, including coordination of acquisitions and dispositions. Prior to joining FSP Corp., Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida. Mr. Carter is a graduate of Arizona State University (B.A.), The George Washington University (M.A.) and Cornell University (M.B.A.). Mr. Carter’s father, George J. Carter, serves as Chief Executive Officer and Chairman of the Board of Directors of FSP Corp. and Mr. Carter’s brother, Scott H. Carter, serves as Executive Vice President, General Counsel and Secretary of FSP Corp.

Scott H. Carter, age 49, is Executive Vice President, General Counsel and Secretary of FSP Corp. Mr. Carter has served as General Counsel since February 2008. Mr. Carter joined FSP Corp. in October 2005 as Senior Vice President and In-house Counsel. Mr. Carter is primarily responsible for the management of all of the legal affairs of FSP Corp. and its affiliates. Prior to joining FSP Corp. in October 2005, Mr. Carter was associated with the law firm of Nixon Peabody LLP, which he originally joined in 1999. At Nixon Peabody LLP, Mr. Carter concentrated his practice on the areas of real estate syndication, acquisitions and finance. Mr. Carter received a Bachelor of Business

Administration (B.B.A.) degree in Finance and Marketing and a Juris Doctor (J.D.) degree from the University of Miami. Mr. Carter is admitted to practice law in the Commonwealth of Massachusetts. Mr. Carter’s father, George J. Carter, serves as Chief Executive Officer and Chairman of the Board of Directors of FSP Corp. and Mr. Carter’s brother, Jeffrey B. Carter, serves as President and Chief Investment Officer of FSP Corp.

John G. Demeritt, age 60, is Executive Vice President, Chief Financial Officer and Treasurer of FSP Corp. and has been Chief Financial Officer since March 2005. Mr. Demeritt previously served as Senior Vice President, Finance and Principal Accounting Officer from September 2004 to March 2005. Prior to September 2004, Mr. Demeritt was a Manager with Caturano & Company, an independent accounting firm (which later merged with McGladrey) where he focused on Sarbanes Oxley compliance. Previously, from March 2002 to March 2004 he provided consulting services to public and private companies where he focused on SEC filings, evaluation of business processes and acquisition integration. During 2001 and 2002 he was Vice President of Financial Planning & Analysis at Cabot Industrial Trust, a publicly traded real estate investment trust, which was acquired by CalWest in December 2001. From October 1995 to December 2000 he was Controller and Officer of The Meditrust Companies, a publicly traded real estate investment trust (formerly known as The La Quinta Companies, which was then acquired by the Blackstone Group), where he was involved with a number of merger and financing transactions. Prior to that, from 1986 to 1995 he had financial and accounting responsibilities at three other public companies, and was previously associated with Laventhol & Horwath, an independent accounting firm from 1983 to 1986. Mr. Demeritt is a Certified Public Accountant and holds a Bachelor of Science degree from Babson College.

John F. Donahue, age 54, is Executive Vice President of FSP Corp. and President of FSP Property Management LLC and has held those positions since May 2016. Mr. Donahue is primarily responsible for the oversight of the management of all of the real estate assets of FSP Corp. and its affiliates. Mr. Donahue joined FSP Corp. in August 2001 as Vice President of FSP Property Management LLC. From 2001 to May 2016, Mr. Donahue was responsible for the management of real estate assets of FSP Corp. and its affiliates. From 1992 to 2001, Mr. Donahue worked in the pension fund advisory business for GE Capital and AEW Capital Management with oversight of office, research and development, industrial and land investments. From 1989 to 1992, Mr. Donahue worked for Krupp Realty in various accounting and finance roles. Mr. Donahue holds a Bachelor of Science in Business Administration degree from Bryant College.

Eriel Anchondo, age 43, is Executive Vice President and Chief Operating Officer of FSP Corp. and has held those positions since May 2016. Mr. Anchondo joined FSP Corp. in 2015 as Senior Vice President of Operations. Mr. Anchondo is responsible for ensuring that the Company has the proper operational controls, administrative and reporting procedures, and people systems and infrastructure in place to effectively grow the organization and maintain financial strength and operating efficiency. Prior to joining FSP Corp., from July 2014 to December 2014, Mr. Anchondo provided consulting services to the retail banking division of ISBAN, which is part of the Technology and Operations division of the Santander Group of financial institutions. From May 2007 to July 2013, Mr. Anchondo was employed by Mercer, a global consulting leader in talent, health, retirement, and investments, as an Employee Education Manager across all lines of Mercer’s business. From May 2005 to May 2007, Mr. Anchondo was a Communications Consultant at New York Life Investment Management. From December 2002 to May 2005, Mr. Anchondo worked in the Preferred Client Services Group at Putnam Investments. Mr. Anchondo is a graduate of Boston University (B.A.) and Cornell University (M.B.A.).

Each of the above executive officers has been a full-time employee of FSP Corp. for the past five fiscal years.

Item 1A.Risk Factors

The following material factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time-to-time.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has caused severe disruptions in the U.S. and global economies and has had and is expected to continue to have an adverse impact on our financial condition and results of operations. This impact could be materially adverse to the extent that the current COVID-19 pandemic, or future pandemics, cause tenants to be unable to pay their rent or reduce the demand for commercial real estate, or cause other impacts described below.

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

The effects of the COVID-19 pandemic or another future pandemic could further adversely affect us and/or our tenants due to, among other factors:

●	the unavailability of personnel, including our executive officers and other leaders that are part of our management team, and the inability to recruit, attract and retain skilled personnel;

●	difficulty accessing debt and equity capital on attractive terms, or at all—a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our and our tenants’ ability to access capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis on attractive terms, and may adversely affect the valuation of financial assets and liabilities, any of which could affect our ability to meet liquidity and capital expenditure requirements or have a material adverse effect on our business, financial condition, results of operations and cash flows;

●	an inability to operate in affected areas, or delays in the supply of products or services from the vendors that are needed to operate effectively, including without limitation, the ability to complete construction on time and on budget;

●	a reduction in demand for oil as a result of decreased economic activity and travel restrictions which, if sustained, could have an adverse impact on occupancy and rental rates in the markets where we own properties, including energy-influenced markets such as Dallas, Denver and Houston, where we have a significant concentration of properties;

●	tenants’ inability to pay rent on their leases or our inability to re-lease space that is or becomes vacant, which inability, if extreme, could cause us to: (i) no longer be able to maintain our current level of dividends in order to preserve liquidity and (ii) be unable to meet our debt obligations to lenders, and/or be unable to meet debt covenants, either of which could trigger a default or defaults and cause us to have to sell properties or refinance debt on unattractive terms; and

●	our inability to maintain an investment grade corporate credit rating could lead to increased borrowing costs and adversely affect our access to funding sources and the terms of any available funding sources.

The COVID-19 pandemic has adversely impacted our properties and operating results and will continue to do so to the extent it reduces occupancy, increases the cost of operation, results in limited hours, results in decreased rental receipts, results in increased borrowings or necessitates the closure of such properties. In addition, quarantines, states of emergencies and other measures taken to curb the spread of COVID-19 may negatively impact the ability of our properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our properties and operating results.

Some of our existing tenants and potential tenants operate in industries that are being adversely affected by the disruption to business caused by this pandemic. Tenants have been, and may in the future be, required to suspend operations at our properties for extended periods of time. For example, some of our retail tenants have been, and may continue to be, closed for an extended period of time or only open certain hours of the day. Some of our tenants have requested rent concessions and more tenants may request rent concessions or may not pay rent in the future. This could lead to increased rent delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, increased tenant improvement capital expenditures, or reduced rental rates to maintain occupancies. For example, on December 21, 2020, the parent company of a tenant that leases approximately 130,000 square feet filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code resulting in a writeoff charge of $3.1 million. Our operations could be materially negatively affected if the economic downturn is prolonged, which could adversely affect our operating results, ability to pay dividends, our ability to repay or refinance our existing indebtedness, and the price of our common stock.

The continuing evolution of this situation precludes any prediction as to the ultimate impact of the COVID-19 pandemic. The full extent of the impact and effects of the COVID-19 pandemic on our future financial performance, as a whole, and, specifically, on our real estate property holdings are uncertain at this time. The impact will depend on the effectiveness of vaccines and therapeutics and future developments, including, among other factors, the duration and spread of the pandemic, along with related travel advisories and restrictions, and the uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows, and the price of our common stock.

Risks Related to our Indebtedness

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

There can be no assurance that we will be able to refinance the revolving line of credit portion of the BAML Credit Facility (as defined in Note 4 to the Consolidated Financial Statements) upon its maturity on January 12, 2022 (subject to two six month extension options that may extend the maturity date to up to January 12, 2023), the term loan portion of the BAML Credit Facility upon its maturity on January 12, 2023, the BMO Term Loan (as defined in Note 4 to the Consolidated Financial Statements) upon its maturities on November 30, 2021 and January 31, 2024, the JPM Term Loan (as defined in Note 4 to the Consolidated Financial Statements) upon its maturity on November 30, 2021 (subject to two six month options that may extend the maturity date to up to November 30, 2022), the Series A Notes (as defined in Note 4 to the Consolidated Financial Statements) upon their maturity on December 20, 2024 or the Series B

Notes (as defined in Note 4 to the Consolidated Financial Statements) upon their maturity on December 20, 2027, that any such refinancings would be on terms as favorable as the terms of the BAML Credit Facility, the BMO Term Loan, the JPM Term Loan, the Series A Notes, or the Series B Notes, or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on the BAML Credit Facility, the BMO Term Loan, the JPM Term Loan, the Series A Notes or the Series B Notes. If we are unable to refinance the BAML Credit Facility, the BMO Term Loan, the JPM Term Loan, the Series A Notes or the Series B Notes at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected.

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

As of December 31, 2020, we had $3.5 million of borrowings under the revolving line of credit portion of our BAML Credit Facility that bears interest at variable rates based on our credit rating, from which we may incur indebtedness in the future. Borrowings under the revolving line of credit portion of our BAML Credit Facility may not exceed $600 million outstanding at any time. As of December 31, 2020, $400 million was drawn and outstanding under the term loan portion of our BAML Credit Facility. The BAML Credit Facility includes an accordion feature that allows for an aggregate amount of up to $500 million of additional borrowing capacity. On July 22, 2016, we fixed the base LIBOR rate on the term loan portion of the BAML Credit Facility at 1.12% until September 27, 2021 by entering into an interest rate swap agreement.

As of December 31, 2020, $220 million was drawn and outstanding under the BMO Term Loan, although such amount may be increased by up to an additional $100 million through the exercise of an accordion feature. The BMO Term Loan consists of a $55 million tranche A term loan and a $165 million tranche B term loan. On August 26, 2013, we fixed the base LIBOR rate on the BMO Term Loan at 2.32% per annum until August 26, 2020 by entering into an interest rate swap agreement. On February 20, 2019, we fixed the base LIBOR rate on the BMO Term Loan at 2.39%

per annum for the period beginning August 26, 2020 and ending on January 31, 2024, by entering into interest rate swap agreements.

On December 24, 2020, we repaid $50 million of our JPM Term Loan. As of December 31, 2020, $100 million was drawn and outstanding under the JPM Term Loan. The JPM Term Loan bears interest at variable rates based on our credit rating. Effective March 29, 2019, we fixed the LIBOR-based rate at 2.44% per annum on the $100 million portion of the JPM Term Loan until November 30, 2021, by entering into interest rate swap agreements.

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

We may be adversely affected by the expected discontinuance of LIBOR. In July 2017, the United Kingdom Financial Conduct Authority (the regulatory authority over LIBOR) announced that it will plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, has announced that it intends to extend publication of USD LIBOR (other than one-week and two-week tenors) to June 2023. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. The Alternative Reference Rates Committee (ARRC), a group of private-market participants assembled by the Federal Reserve Board and the Federal Reserve Bank of New York, has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to LIBOR for derivatives and other financial contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement in the United States. In addition, other benchmarks may emerge or other rates may be adopted outside of the United States. Although the full impact of the transition away from LIBOR, including the discontinuance of LIBOR publication and the adoption of a replacement rate for LIBOR, remains unclear, these changes may have an adverse impact on our financing costs with respect to any floating rate indebtedness.

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

Risks Related to our Operations and Properties

Economic conditions in the United States could have a material adverse impact on our earnings and financial condition.

The economy in the United States is currently in an economic downturn with recessionary concerns as a result of the COVID-19 pandemic. Because economic conditions in the United States may affect the demand for office space, real estate values, occupancy levels and property income, current and future economic conditions in the United States could have a material adverse impact on our earnings and financial condition. Economic conditions may be affected by numerous factors, including but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, changes in currency exchange rates, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment, the availability of credit and interest rates. As of the date of this report, the impact of the COVID-19 pandemic and related fallout from containment and mitigation measures, such as work from home arrangements and the closing of various businesses, is adversely affecting current economic conditions in the United States and the demand for office space. Future economic factors also may negatively affect the demand for office space, real estate values, occupancy levels and property income.

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

We may not be able to dispose of properties on acceptable terms or within the time periods we anticipate pursuant to our disposition strategy.

We have adopted a strategy to dispose of certain properties in 2021 where we believe our valuation objective has been met and to use the proceeds from such dispositions to repay indebtedness. We may not be able to dispose of properties at acceptable prices or otherwise on anticipated terms and conditions with the time periods contemplated by our disposition strategy, which would adversely affect our ability to repay indebtedness and impair our financial flexibility.

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

If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. In addition, at any time, a tenant of one of our properties may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders. For example, on December 21, 2020, the parent company of a tenant that leases approximately 130,000 square feet filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code resulting in a writeoff charge of $3.1 million.

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

An investment in us is subject to the risks incidental to the ownership, development, redevelopment and operation of real estate-related assets. These risks include the fact that real estate investments are generally illiquid, which may affect our ability to vary our portfolio in response to changes in economic and other conditions, as well as the risks normally associated with:

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

As of December 31, 2020, approximately 14%, 13%, 11% and 10% of our tenants as a percentage of the total rentable square feet operated in the information technology and computer services industry, the energy services industry, the non-legal professional services industry and the legal services industry, respectively. An economic downturn in these or any industry in which a high concentration of our tenants operate or in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us, which could adversely affect our financial condition and results of operations.

We face risks from geographic concentration.

The properties in our portfolio as of December 31, 2020, by aggregate square footage, are distributed geographically as follows: South — 47.6%, West — 27.1%, Midwest — 17.5% and East — 7.8%. However, within certain of those regions, we hold a larger concentration of our properties in Greater Denver, Colorado — 27.1%, Atlanta, Georgia — 20.4%, Houston, Texas — 12.3% and Dallas, Texas — 12.7%. We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions. Given the fact that the Dallas, Denver and Houston metropolitan areas have a significant presence in the energy sector, a prolonged period of low oil or natural gas prices, or other factors negatively impacting the energy industry, could have an adverse impact on our ability to maintain the occupancy of our properties in those areas or could cause us to lease space at rates below current in-place rents, or at rates below the rates we have leased space in those areas in the prior year. In addition, factors negatively impacting the energy industry could reduce the market values of our properties in those areas, which could reduce our net asset value and adversely affect our financial condition and results of operations, or cause a decline in the value of our common stock.

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

Risks Related to Legal and Regulatory Matters

We are subject to possible liability relating to environmental matters, and we cannot assure you that we have identified all possible liabilities.

Under various federal, state and local laws, ordinances and regulations, we, as an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in our property. Such laws may impose liability without regard to whether the owner or operator knew of, or caused, the release of such hazardous substances. The presence of hazardous substances on a property may adversely affect the owner’s ability to sell such property or to borrow using such property as collateral, and it may cause the owner of the property to incur substantial remediation costs. In addition to claims for cleanup costs, the presence of hazardous substances on a property could result in the owner incurring substantial liabilities as a result of a claim by a private party for personal injury or a claim by an adjacent property owner for property damage.

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

All of our properties are required to comply with the Americans With Disabilities Act, or ADA, and the regulations, rules and orders that may be issued thereunder. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to persons with disabilities. Compliance with ADA requirements might require, among other things, removal of access barriers. Noncompliance with such requirements could result in the imposition of fines by the U.S. government or an award of damages to private litigants.

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

Pursuant to Executive Order 13224 and other laws, the Office of Foreign Assets Control of the United States Department of the Treasury, or OFAC, maintains a list of persons designated as terrorists or who are otherwise blocked or banned, which we refer to as Prohibited Persons. OFAC regulations and other laws prohibit conducting business or engaging in transactions with Prohibited Persons, or collectively, the “OFAC Requirements”. Our current leases and certain other agreements require the other party to comply with the OFAC Requirements. If a tenant or other party with whom we contract is placed on the OFAC list, we may be required by the OFAC Requirements to terminate the lease or other agreement. Any such termination could result in a loss of revenue or a damage claim by the other party that the termination was wrongful.

Risks Related to our Common Stock

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

As of December 31, 2020, we owned 34 properties, consisting of 32 operating properties and 2 redevelopment properties. Some or all of these properties may decline in value. To the extent our real properties decline in value, our stockholders could lose some or all of the value of their investments. The value of our common stock may be adversely affected if the real properties held by us decline in value since these real properties represent the majority of the tangible assets held by us. Moreover, if we are forced to sell or lease the real property held by us below its initial purchase price or its carrying costs, respectively, or if we are forced to lease real property at below market rates because of the condition of the property, our results of operations would be adversely affected and such negative results of operations may result in lower dividends being paid to holders of our common stock.

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

The price of our common stock may vary.

The market prices for our common stock may fluctuate with changes in market and economic conditions, including the market perception of real estate investment trusts, or REITs, in general, and changes in our financial condition and results of operations. Such fluctuations may depress the market price of our common stock independent of the financial performance of FSP Corp. The market conditions for REIT stocks generally could affect the market price of our common stock.

Risks Related to our Organization and Structure

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

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties

Set forth below is information regarding our properties as of December 31, 2020:

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/20	of Tenants	Major Tenants (2)

Office
600 Forest Point Circle	7/8/99	64,198	78.4%	2	Willis Towers Watson Southeast Inc.
Charlotte, NC 28273					Flexential Corp.

14151 Park Meadow Drive	3/15/01	138,537	91.1%	4	American Systems Corporation
Chantilly, VA 20151					Booz Allen Hamilton, Inc.

1370 & 1390 Timberlake	5/24/01	234,496	100.0%	3	Centene Management Company, LLC
Manor Parkway,					Amdocs, Inc.
Chesterfield, MO 63017

50 Northwest Point Rd.	12/5/01	177,095	100.0%	2	Citicorp Credit Services, Inc.
Elk Grove Village, IL 60005					NCS Pearson, Inc.

1350 Timberlake Manor Parkway	3/4/02	117,036	100.0%	3	Centene Management Company, LLC
Chesterfield, MO 63017					Edgewell Personal Care Company

16285 Park Ten Place	6/27/02	157,460	71.7%	7	Penn Virginia Corporation
Houston, TX 77084					Blade Energy Partners, Ltd.

15601 Dallas Parkway	9/30/02	289,325	83.7%	13	Cyxtera Management Inc.
Addison, TX 75001					Compass Production Partners, LP
					WDT Acquisition Corporation
					Aerotek, Inc.

1500 & 1600 N. Greenville Ave.	3/3/03	300,887	83.5%	6	ARGO Data Resource Corp.
Richardson, TX 75081					EMC Corporation
					Id Software, LLC

6550 & 6560 Greenwood Plaza	2/24/05	196,236	100.0%	3	Kaiser Foundation Health Plan
Englewood, CO 80111					DirecTV, Inc.

3815-3925 River Crossing Pkwy	7/6/05	205,729	100.0%	12	Somerset CPAs, P.C.
Indianapolis, IN 46240					Crowe, LLP
					Blackboard, Inc.

5055 & 5057 Keller Springs Rd.	2/24/06	216,906	74.1%	23	See Footnote 3
Addison, TX 75001

5505 Blue Lagoon Drive (4)	11/6/03	213,182	73.1%	1	Lennar Homes, LLC
Miami, FL 33126

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/20	of Tenants	Major Tenants (2)
5600, 5620 & 5640 Cox Road	7/16/03	298,183	57.2%	5	ChemTreat, Inc.
Glen Allen, VA 23060					General Electric Company

1293 Eldridge Parkway	1/16/04	248,399	100.0%	1	CITGO Petroleum Corporation
Houston, TX 77077

380 Interlocken Crescent	8/15/03	240,359	76.0%	7	VMWare, Inc.
Broomfield, CO 80021					Cooley LLP
					Sierra Financial Services, Inc.

3625 Cumberland Boulevard	6/27/06	387,267	93.9%	24	Randstad General Partner (US)
Atlanta, GA 30339					Gas South LLC
					Carestream Dental, LLC

390 Interlocken Crescent	12/21/06	241,512	99.4%	6	The Vail Corporation
Broomfield, CO 80021					AppExtremes, LLC

16290 Katy Freeway	9/28/05	156,746	95.0%	7	Olin Corporation
Houston, TX 77094					Hargrove and Associates, Inc.
					Bluware, Inc.

45925 Horseshoe Drive	12/23/08	136,658	98.9%	4	Giesecke & Devrient America, Inc.
Dulles, VA 20166

4807 Stonecroft Blvd. (4)	6/26/09	111,469	—%	—
Chantilly, VA 20151

121 South Eighth Street	6/29/10	297,209	92.6%	47	Schwegman, Lundberg & Woessner
Minneapolis, MN 55402

801 Marquette Ave. South	6/29/10	129,821	91.8%	3	Common Grounds Minneapolis I, LLC
Minneapolis, MN 55402					Greater Minneapolis Convention & Visitor Association
					Deluxe Corporation

5100 & 5160 Tennyson Pkwy	3/10/11	207,049	100.0%	5	Worldventures Holdings, LLC
Plano, TX 75024					ARK-LA-TEX Financial Services, LLC

7500 Dallas Parkway	3/24/11	214,110	56.4%	7	ADS Alliance Data Systems, Inc.
Plano, TX 75024

909 Davis Street	9/30/11	195,098	93.3%	9	Houghton Mifflin Co.
Evanston, IL 60201					Aptinyx, Inc.
					Northshore University Healthsystem

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/20	of Tenants	Major Tenants (2)
					Industrious Evn 909 Davis Street

One Ravinia Drive	7/31/12	386,602	89.0%	10	T-Mobile South LLC
Atlanta, GA 30346					Cedar Document Technologies, Inc.

Two Ravinia Drive	4/8/15	411,047	69.2%	38	See Footnote 3
Atlanta, GA 30346

10370 & 10350 Richmond Ave.	11/1/12	629,025	53.5%	37	See Footnote 3
Houston, TX 77042

1999 Broadway	5/22/13	677,539	81.8%	38	United States Government
Denver, CO 80202

999 Peachtree Street	7/1/13	621,946	84.5%	36	Eversheds Sutherland (US) LLP
Atlanta, GA 30309

1001 17th Street	8/28/13	655,420	96.0%	18	Ovintiv USA Inc.
Denver, CO 80202					WPX Energy. Inc.
					Hall and Evans, LLC
					Ping Identity Corp.

45 South Seventh Street	6/6/16	330,096	88.5%	26	PricewaterhouseCoopers LLP
Minneapolis, MN 55402					Haworth Marketing & Media Company

1420 Peachtree Street, NE	8/10/16	160,145	98.9%	4	Jones Day
Atlanta, GA 30309

600 17th Street	12/1/16	609,353	88.0%	42	EOG Resources, Inc.
Denver, CO 80202

Total Owned Portfolio		9,656,140	83.8%
(1)	Date of purchase or merged entity date of purchase.
(2)	Major tenants that occupy 10% or more of the space in an individual property.
(3)	No tenant occupies more than 10% of the space.
(4)	We define redevelopment properties as properties being developed, redeveloped or where redevelopment is complete, but are in lease-up and that are not stabilized.

As of December 31, 2020, we had approximately 0.3 million rentable square feet in our Redevelopment Properties. The following table summarizes these properties:

								Estimated	Estimated
					Incurred	Percent	Estimated	Leased	Occupied
(in 000's except square feet)				Anticipated	Through	Leased	Completion	Stabilization	Stabilization
Property Name	City	State	Square Feet	Investment (1)	31-Dec-20	31-Dec-20	Date	Date	Date

Redevelopment in Process
Blue Lagoon Drive (2)	Miami	FL	213,182	39,900	20,443	73.1%	28-Feb-21	1-Jul-21	1-Jan-22
Stonecroft	Chantilly	VA	111,469	18,462	1,814	0.0%	31-Jul-21	1-Dec-21	1-Dec-22
Total Office in Process			324,651	58,362	22,257

(1) Anticipated investment includes capitalized redevelopment costs, capitalized interest and lease-up costs.

(2) Leased square feet was 155,808 as of December 31, 2020.

All of the properties listed above are owned, directly or indirectly, by us. None of our properties are subject to any mortgage loans. We have no other material undeveloped or unimproved properties, or proposed programs for material renovation or development of any of our properties in 2021. We believe that our properties are adequately covered by insurance as of December 31, 2020.

The information presented below provides the weighted average GAAP rent per square foot for the year ended December 31, 2020 for our properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in nonconsolidated REITs or those which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	December 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2020 (a)	Square Feet (b)

Forest Park	Charlotte	NC	1999/2020	64,198	12,204	19.0%	$21.54
Meadow Point	Chantilly	VA	1999	138,537	102,656	74.1%	25.03
Innsbrook	Glen Allen	VA	1999	298,183	170,680	57.2%	18.70
Loudoun Tech Center	Dulles	VA	1999	136,658	135,210	98.9%	18.64
Stonecroft (c)	Chantilly	VA	2008	111,469	—	—%	—
East total				749,045	420,750	56.2%	20.31
Northwest Point	Elk Grove Village	IL	1999	177,095	177,095	100.0%	28.08
909 Davis Street	Evanston	IL	2002	195,098	182,104	93.3%	41.05
River Crossing	Indianapolis	IN	1998	205,729	202,273	98.3%	24.55
Timberlake	Chesterfield	MO	1999	234,496	224,319	95.7%	27.65
Timberlake East	Chesterfield	MO	2000	117,036	113,548	97.0%	26.59
121 South 8th Street	Minneapolis	MN	1974	297,209	255,124	85.8%	22.31
801 Marquette Ave	Minneapolis	MN	1923/2017	129,821	48,021	37.0%	29.87
Plaza Seven	Minneapolis	MN	1987	330,096	291,442	88.3%	33.02
Midwest total				1,686,580	1,493,926	88.6%	29.04
Blue Lagoon Drive (c)	Miami	FL	2002	213,182	—	—%	—
One Overton Park	Atlanta	GA	2002	387,267	336,264	86.8%	24.02
Park Ten	Houston	TX	1999	157,460	112,962	71.7%	27.87
Addison Circle	Addison	TX	1999	289,325	222,809	77.0%	33.37
Collins Crossing	Richardson	TX	1999	300,887	243,839	81.0%	26.81

The following table is continued from the previous page and provides the weighted average GAAP rent per square foot for the year ended December 31, 2020 for our properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in nonconsolidated REITs or those which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	December 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2020 (a)	Square Feet (b)

Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	$30.06
Park Ten Phase II	Houston	TX	2006	156,746	141,902	90.5%	28.45
Liberty Plaza	Addison	TX	1985	216,906	157,929	72.8%	23.07
Legacy Tennyson Center	Plano	TX	1999/2008	207,049	197,835	95.6%	14.67
One Legacy Circle	Plano	TX	2008	214,110	100,910	47.1%	37.78
One Ravinia Drive	Atlanta	GA	1985	386,602	334,604	86.6%	27.47
Two Ravinia Drive	Atlanta	GA	1987	411,047	277,909	67.6%	27.31
Westchase I & II	Houston	TX	1983/2008	629,025	349,864	55.6%	28.35
Pershing Park Plaza	Atlanta	GA	1989	160,145	158,447	98.9%	34.22
999 Peachtree	Atlanta	GA	1987	621,946	535,185	86.1%	33.62
South Total				4,600,096	3,418,858	74.3%	28.42
380 Interlocken	Broomfield	CO	2000	240,359	174,765	72.7%	33.10
1999 Broadway	Denver	CO	1986	677,539	537,288	79.3%	33.20
1001 17th Street	Denver	CO	1977/2006	655,420	637,265	97.2%	37.15
600 17th Street	Denver	CO	1982	609,353	525,567	86.3%	32.26
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	25.31
390 Interlocken	Broomfield	CO	2002	241,512	238,445	98.7%	33.20
West Total				2,620,419	2,309,566	88.1%	33.40

Total Owned Properties				9,656,140	7,643,100	79.2%	$29.60

(a)	Based on weighted occupied square feet for the year ended December 31, 2020, including month-to-month tenants, divided by the property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the year ended December 31, 2020 per weighted occupied square foot.
(c)	We define redevelopment properties as properties being developed, redeveloped or where redevelopment is complete, but are in lease-up and that are not stabilized.

The information presented below is a lease expiration table for ten years and thereafter, stating (i) the number of tenants whose leases will expire, (ii) the total area in square feet covered by such leases, (iii) the annual rental represented by such leases in dollars and by square feet, and (iv) the percentage of gross annual rental represented by such leases.

			Rentable			Annualized	Percentage
	Number of		Square			Rent	of Total
Year of	Leases		Footage		Annualized	Per Square	Annualized
Lease	Expiring		Subject to		Rent Under	Foot Under	Rent Under
Expiration	Within the		Expiring		Expiring	Expiring	Expiring	Cumulative
December 31,	Year (a)		Leases		Leases (b)	Leases	Leases	Total

2021	69	(c)	738,723		$22,498,632	$30.46	9.5%	9.5%
2022	74		1,067,527		38,021,879	35.62	16.2%	25.7%
2023	65		450,184		14,563,689	32.35	6.2%	31.9%
2024	61		839,607		26,036,049	31.01	11.1%	43.0%
2025	57		867,351		25,079,346	28.91	10.7%	53.7%
2026	38		752,257		23,732,491	31.55	10.1%	63.8%
2027	19		698,962		22,169,871	31.72	9.4%	73.2%
2028	19		450,799		10,156,201	22.53	4.3%	77.5%
2029	12		405,689		12,911,391	31.83	5.5%	83.0%
2030	10		893,357		24,753,582	27.71	10.5%	93.5%
2031 and thereafter	71		925,978	(d)	15,325,361	16.55	6.5%	100.0%
Leased total	495		8,090,434		$235,248,492	$29.08	100.0%
Vacancies as of 12/31/20			1,396,863
Redevelopment Properties (e)			168,843
Total Portfolio Square Footage			9,656,140
(a)	The number of leases approximates the number of tenants. Tenants with lease maturities in different years are included in annual totals for each lease. Tenants may have multiple leases in the same year.
(b)	Annualized rent represents the monthly rent charged, including tenant reimbursements, for each lease in effect at December 31, 2020 multiplied by 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.
(c)	Includes 2 leases that are month-to-month.
(d)	Includes 117,089 square feet that are non-revenue producing building amenities.
(e)	Redevelopment Properties include properties being developed, redeveloped or where redevelopment is complete, but are in lease-up and that are not stabilized.

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

As of February 1, 2021, there were 10,031 holders of our common stock, including both holders of record and participants in securities position listings.

While not guaranteed, we expect to continue to pay cash dividends on our common stock in the future. See Part I, Item 1A Risk Factors, “Our level of dividends may fluctuate.” for additional information.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on the Company’s common stock between December 31, 2015 and December 31, 2020 with the cumulative total return of (1) the NAREIT Equity Index, (2) the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”) and (3) the Russell 2000 Total Return Index over the same period. This graph assumes the investment of $100.00 on December 31, 2015 and assumes that any distributions are reinvested.

	As of December 31,
	2015	2016	2017	2018	2019	2020
FSP	$100	$134	$119	$73	$104	$57
NAREIT Equity	100	109	118	113	146	138
S&P 500	100	112	136	130	171	203
Russell 2000	100	121	139	124	155	186

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

	Year Ended December 31,
(In thousands, except per share amounts)	2020	2019	2018	2017	2016

Operating Data:
Total revenue	$245,848	$269,065	$268,870	$272,588	$249,888

Net income (loss)	32,615	6,475	13,069	(15,944)	8,378

Basic and diluted income (loss) per share:	$0.30	$0.06	$0.12	$(0.15)	$0.08

Distributions declared per share outstanding:	$0.36	$0.36	$0.46	$0.76	$0.76

	As of December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Total assets	$1,793,184	$1,842,654	$1,898,102	$1,990,512	$2,088,133
Total liabilities	1,025,093	1,056,258	1,060,468	1,119,220	1,126,089
Total shareholders’ equity	768,091	786,396	837,634	871,292	962,044

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, adverse changes in general economic or local market conditions, including as a result of the COVID-19 pandemic and other potential infectious disease outbreaks and terrorist attacks or other acts of violence, which may negatively affect the markets in which we and our tenants operate, adverse changes in energy prices, which if sustained, could negatively impact occupancy and rental rates in the markets in which we own properties, including energy-influenced markets such as Dallas, Denver and Houston, any inability to dispose of properties on acceptable terms and any delays in the timing of any such anticipated dispositions, changes in interest rates as a result of economic market conditions or a downgrade in our credit rating, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, uncertainties relating to fiscal policy, changes in government regulations and regulatory uncertainty, changes in energy prices, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, delays in construction schedules, unanticipated increases in construction costs, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. See “Risk Factors” in Item 1A. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

As of December 31, 2020, approximately 7.8 million square feet, or approximately 80% of our total owned portfolio, was located in Atlanta, Dallas, Denver, Houston and Minneapolis. From time-to-time we may dispose of our smaller, suburban office assets and replace them with larger urban infill and central business district office assets. As we execute this strategy, short term operating results could be adversely impacted. However, we believe that the transformed portfolio has the potential to provide higher profit and asset value growth over a longer period of time.

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

In 2021, we determined that further debt reduction would provide greater financial flexibility and potentially increase shareholder value. Accordingly, we have adopted a strategy to dispose of certain properties in 2021 where we believe our valuation objective has been met. Pursuant to this strategy we anticipate dispositions in 2021 will result in estimated aggregate gross proceeds in the range of $350 million to $450 million. Proceeds from these potential dispositions would be used primarily for the repayment of debt.

Trends and Uncertainties

COVID-19 Pandemic

Beginning in January 2020, there was a global outbreak of COVID-19, which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. It has already disrupted global travel supply chains, adversely impacted global commercial activity, and its long-term economic impact remains uncertain. Considerable uncertainty still surrounds the COVID-19 pandemic and its potential effects on the population, as well as the availability and effectiveness of vaccines, therapeutics and any responses taken on a national and local level by government authorities and businesses. The travel restrictions, limits on hours of operations and/or closures of various businesses and other efforts to curb the spread of COVID-19 have significantly disrupted business activity globally, including in the markets where we own properties, and we expect them to have an adverse impact on our business. Many of our tenants are subject to various quarantine restrictions, and the restrictions could be in place for an extended period of time. The pandemic has had an adverse impact on economic and market conditions and triggered a global economic slowdown. The reduction in economic activity worldwide has had a significant negative effect on energy prices, which, if sustained, could have an adverse impact on occupancy and rental rates in energy-influenced markets such as Dallas, Denver and Houston, where we have a significant concentration of properties. However, the evolving nature of the pandemic makes it difficult to ascertain the long-term impact it will have on commercial real estate markets and our business. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to the performance of our properties and our financial results, such as the potential negative impact to the businesses of our tenants, the potential negative impact to leasing efforts and occupancy at our properties, the potential closure of certain of our assets for an extended period, uncertainty regarding future rent collection levels or requests for rent concessions from our tenants, the occurrence of a default under any of our debt agreements, the potential for increased borrowing costs, a potential downgrade in our credit rating that could lead to increased borrowing costs or reduce our access to funding sources in credit and capital markets, our ability to refinance existing indebtedness or to secure new sources of capital on favorable terms, fluctuations in our level of dividends, increased costs of operations, our ability to complete required capital expenditures in a timely manner and on budget, decrease in values of our real estate assets, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. We are unable to estimate the impact the COVID-19 pandemic will have on our future financial results at this time. See “Risk Factors” in Item 1A.

We have been following and directing our vendors to follow the guidelines from the Centers for Disease Control (CDC) and other applicable authorities to minimize the spread of COVID-19 among our employees, tenants, vendors and visitors, as well as at our properties. We have implemented working from home policies for our employees. During the three months ended December 31, 2020 and as of February 5, 2021, all of our properties remained open for business. Although some of our tenants have requested rent concessions, and more tenants may request rent concessions or may not pay rent in the future, as of December 31, 2020, we had collected approximately 98% of rental receipts due in December 2020. Future rent concession requests or nonpayment of rent could lead to increased rent delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, extended lease terms, increased tenant improvement capital expenditures, or reduced rental rates to maintain occupancies. We review each rent concession request on a case by case basis and may or may not provide rent concessions, depending on the specific circumstances involved. Cash, cash equivalents and restricted cash were $4.2 million as of December 31, 2020. Management believes that existing cash, cash anticipated to be generated internally by operations and our existing availability under the BAML Revolver ($596.5 million as of December 31, 2020) will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real estate properties.

Economic Conditions

The economy in the United States has been adversely impacted as a result of the COVID-19 pandemic. Economic conditions directly affect the demand for office space, our primary income producing asset. The broad economic market conditions in the United States are typically affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, the pace of economic growth and/or recessionary concerns, uncertainty about government fiscal, monetary, trade and tax policies, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit, and interest rates. As of the date of this report, the impact of the COVID-19 pandemic and related fallout from containment and mitigation measures, such as work from home arrangements and the closing of various businesses, is adversely affecting current economic conditions in the United States.

Real Estate Operations

Leasing

As of December 31, 2020, our real estate portfolio was comprised of 32 operating properties, which we refer to as our operating properties, and 2 redevelopment properties, which we refer to as our redevelopment properties, that are in the process of being redeveloped, or are completed but not yet stabilized. We collectively refer to our operating and our redevelopment properties as our owned portfolio. Our 32 operating properties were approximately 85.0% leased as of December 31, 2020, a decrease from 87.6% leased as of December 31, 2019. The 2.6% decrease in leased space was a result of the impact of lease expirations and terminations, which exceeded leasing completed during the year ended December 31, 2020. As of December 31, 2020, we had approximately 1,397,000 square feet of vacancy in our operating properties compared to approximately 1,175,000 square feet of vacancy at December 31, 2019. During the year ended December 31, 2020, we leased approximately 1,130,000 square feet of office space, of which approximately 762,000 square feet were with existing tenants, at a weighted average term of 8.3 years. On average, tenant improvements for such leases were $34.07 per square foot, lease commissions were $11.36 per square foot and rent concessions were approximately five months of free rent. Average GAAP base rents under such leases were $28.47 per square foot, or 7.7% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2019.

As of December 31, 2020, our two redevelopment properties included an approximately 111,000 square foot property known as Stonecroft in Chantilly, Virginia and an approximately 213,000 square foot property known as Blue Lagoon in Miami, Florida. Given the length of the redevelopment and lease-up process, these properties are not classified as an operating property until, in some cases, years after we commence the project.

Our property known as 801 Marquette in Minneapolis, Minnesota, which was substantially completed at the end of the second quarter of 2017, had been previously classified as a redevelopment property. As of June 30, 2020, the property had leases signed and tenants occupying approximately 37% of the rentable square feet of the property. On September 14, 2020, we entered into a lease agreement with a new tenant with an initial term of 16 years for approximately 71,000 square feet, or 54.8% of the property’s rentable square feet. As a result, 801 Marquette was approximately 91.8% leased, which we consider stabilized, and has been reclassified as an operating property.

Our property known as Forest Park in Charlotte, North Carolina, which was substantially completed at the end of the second quarter of 2020, had previously been classified as a redevelopment property. On July 20, 2020, a tenant lease commenced and occupies approximately 22,000 square feet, or approximately 34.5% of the total rentable square feet, with an initial term of 11 years. On September 24, 2020, we entered into a lease agreement with a new tenant for approximately 28,200 square feet, or 43.9% of the rentable square feet at the property, with an initial term of 7 years. As a result, as of December 31, 2020, Forest Park was approximately 78.4% leased, which we consider stabilized, and has been reclassified as an operating property.

The redevelopment of Stonecroft commenced in August 2020. We expect to incur total redevelopment and lease-up costs of $18.5 million, which includes significant interior work to make the space suitable for multiple tenants, or to accommodate a tenant with accredited security requirements. As of December 31, 2020, we had incurred approximately $1.8 million in redevelopment costs. We anticipate completing the redevelopment by July 31, 2021.

The redevelopment of Blue Lagoon commenced in December 2018 following the maturity of a lease with a major tenant that had occupied 100% of the property. On September 13, 2019, we entered into a lease agreement with a new tenant with an initial term of 16 years for approximately 156,000 square feet, or 73.1% of the property’s rentable square feet. We expect to incur total restoration, redevelopment and lease-up costs of $39.9 million, which include work on the roof of the building, costs to make the space suitable for multiple tenants and to increase parking at the property. As of December 31, 2020, we had incurred approximately $20.4 million in total redevelopment costs. We anticipate completing the redevelopment by February 28, 2021.

As of December 31, 2020, leases for approximately 7.6% and 11.1% of the square footage in our owned portfolio are scheduled to expire during 2021 and 2022, respectively. As the first quarter of 2021 begins, we believe that our operating properties are well stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants. While leasing activity at our properties has continued, we believe that the COVID-19 pandemic and related containment and mitigation measures may limit or delay new tenant leasing during at least the first quarter of 2021 and potentially in future periods.

While we cannot generally predict when an existing vacancy in our owned portfolio will be leased or if existing tenants with expiring leases will renew their leases or what the terms and conditions of the lease renewals will be, we expect to renew or sign new leases at then-current market rates for locations in which the buildings are located, which could be above or below the expiring rates. Also, we believe the potential exists for any of our tenants to default on its lease or to seek the protection of bankruptcy. If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. In addition, at any time, a tenant of one of our properties may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders.

Real Estate Acquisition and Investment Activity

During 2020:

●	we have continued to actively explore additional potential real estate investment opportunities.

During 2019:

●	during the year ended December 31, 2019, we received approximately $1.1 million as full repayment of a Sponsored REIT Loan with FSP Satellite Place Corp. (“Satellite Place”) and we received approximately $51 million as full repayment of a Sponsored REIT Loan with FSP Energy Tower I Corp.;
●	on February 2, 2019, we received a cash distribution of approximately $0.2 million from the liquidating trust of Grand Boulevard (defined below) and anticipate receiving additional liquidating distributions of approximately $0.1 million in the aggregate as the trust is liquidated; and
●	on April 3, 2019 we received a cash distribution of approximately $1.0 million from the liquidating trust of East Wacker (defined below);

During 2018:

●	we received approximately $1.1 million in cash from Satellite Place, as partial prepayment of a Sponsored REIT Loan;
●	on July 19, 2018, an office property owned by a Sponsored REIT, FSP Grand Boulevard Corp. (Grand Boulevard) was sold to a third party. We held an equity investment in Grand Boulevard and received a liquidating distribution of its investment of $6.2 million on July 20, 2018. The Company received an initial cash distribution of $5.9 million from the liquidating trust of Grand Boulevard on August 17, 2018; and
●	on September 24, 2018, an office property owned by a Sponsored REIT, FSP 303 East Wacker Drive Corp. (East Wacker) was sold to a third party. We held an equity investment in East Wacker and received a liquidating distribution of its investment of $70.0 million on September 25, 2018. We received an initial cash distribution of $69.0 million from the liquidating trust of East Wacker on September 27, 2018.

Property Dispositions and Assets Held for Sale

The Company sold an office property located in Durham, North Carolina on December 23, 2020 with a sales price of approximately $89.7 million, at a gain of approximately $41.9 million. The disposal of this property did not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the property remained classified within continuing operations for all periods presented and there were no assets held for sale at December 31, 2020 or December 31, 2019.

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

Allowance for Doubtful Accounts

We provided an allowance for doubtful accounts based on collectability. Lessors recognize the effect of a change in their assessment of whether the collectability of operating lease receivables are probable as an adjustment to lease income rather than bad debt expense.

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

Lease Classification

Some of our real estate properties are leased on a triple net basis, pursuant to non-cancelable, fixed term, operating leases. Each time we enter a new lease or materially modify an existing lease we evaluate whether it is appropriately classified as a financing lease or as an operating lease. The classification of a lease as financing or operating affects the carrying value of a property, as well as our recognition of rental payments as revenue. These evaluations require us to make estimates of, among other things, the remaining useful life and market value of a property, discount rates and future cash flows. Incorrect assumptions or estimates may result in misclassification of our leases.

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

Results of Operations

The following table shows financial results for the years ended December 31, 2020 and 2019.

	Year ended December 31,
(in thousands)	2020	2019	Change
Revenues:
Rental	$244,207	$265,527	$(21,320)
Related party revenue:
Management fees and interest income from loans	1,610	3,517	(1,907)
Other	31	21	10
Total revenues	245,848	269,065	(23,217)
Expenses:
Real estate operating expenses	66,940	72,311	(5,371)
Real estate taxes and insurance	48,390	47,871	519
Depreciation and amortization	88,558	90,909	(2,351)
General and administrative	14,997	14,473	524
Interest	36,026	36,757	(731)
Total expenses	254,911	262,321	(7,410)

Gain on sale of property	41,928	—	41,928
Income before taxes on income	32,865	6,744	26,121
Tax expense on income	250	269	(19)

Net income	$32,615	$6,475	$26,140

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019

Revenues

Total revenues decreased by $23.2 million to $245.8 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $21.3 million arising primarily from the loss of rental income from leases that expired after December 31, 2019 and during the year ended December 31, 2020, compared to the year ended December 31, 2019. In December 2020, a tenant filed for bankruptcy and was put on a cash basis resulting in a $3.1 million charge against revenue to write-off receivables from the lease. These decreases were partially offset by rental income earned from leases commencing after December 31, 2019. Our leased space in our operating properties was 85.0% at December 31, 2020 and 87.6% at December 31, 2019.
●	A decrease of approximately $1.8 million in interest income from Sponsored REIT Loans primarily as a result of repayment of approximately $51 million of these loans in June 2019.

Expenses

Total expenses decreased by $7.4 million to $255.0 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease was primarily a result of:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $4.8 million.
●	A decrease to depreciation and amortization of approximately $2.4 million.
●	A decrease in interest expense of approximately $0.7 million. The decrease was primarily from lower interest rates during the year ended December 31, 2020 compared to the year ended December 31, 2019.

These decreases were partially offset by:

●	An increase in general and administrative expenses of $0.5 million, which was primarily attributable to an increase in public company related expenses.

Gain on sale of property

The Company sold an office property located in Durham, North Carolina on December 23, 2020 with a sales price of approximately $89.7 million, at a gain of approximately $41.9 million. The Company did not sell any properties during the year ended December 31, 2019.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which decreased $144,000 and federal and other income taxes, which increased by $125,000, during the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily as a result of a refund arising due to the provisions of the Tax Cuts and Jobs Act of 2017 during the year ended December 31, 2019.

Net income

Net income for the year ended December 31, 2020 was $32.6 million compared to a net income of $6.5 million for the year ended December 31, 2019, for the reasons described above.

The following table shows financial results for the years ended December 31, 2019 and 2018.

	Year ended December 31,
(in thousands)	2019	2018	Change
Revenues:
Rental	$265,527	$263,777	$1,750
Related party revenue:
Management fees and interest income from loans	3,517	5,061	(1,544)
Other	21	32	(11)
Total revenues	269,065	268,870	195
Expenses:
Real estate operating expenses	72,311	70,703	1,608
Real estate taxes and insurance	47,871	45,857	2,014
Depreciation and amortization	90,909	94,230	(3,321)
General and administrative	14,473	13,070	1,403
Interest	36,757	38,374	(1,617)
Total expenses	262,321	262,234	87

Income before taxes on income and equity in income of non-consolidated REITs	6,744	6,636	108
Taxes on income	269	360	(91)
Equity in income of non-consolidated REITs	—	6,793	(6,793)

Net income	$6,475	$13,069	$(6,594)

Comparison of the year ended December 31, 2019 to the year ended December 31, 2018

Revenue

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

The calculations of FFO are shown in the following table:

	For the Year December 31,
(in thousands):	2020	2019	2018
Net income	$32,615	$6,475	$13,069
Gain on sale of property	(41,928)	—	—
Equity in income of non-consolidated REITs	—	—	(6,793)
FFO from non-consolidated REITs	—	—	2,511
Depreciation and amortization	88,244	90,507	93,674
NAREIT FFO	78,931	96,982	102,461
Lease Acquisition costs	467	560	—

Funds From Operations	$79,398	$97,542	$102,461

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

	Net Operating Income (NOI)*
		Year	Year
(in thousands)	Rentable	Ended	Ended	Inc	%
Region	Square Feet	31-Dec-20	31-Dec-19	(Dec)	Change
East	573	$4,846	$4,840	$6	0.1%
MidWest	1,557	20,935	20,877	58	0.3%
South	4,387	50,415	64,513	(14,098)	(21.9)%
West	2,620	44,656	44,907	(251)	(0.6)%
Property NOI from the continuing portfolio	9,137	120,852	135,137	(14,285)	(10.6)%
Dispositions, Non-Operating, Development or Redevelopment		5,795	7,333	(1,538)	(0.5)%
Property NOI		$126,647	$142,470	$(15,823)	(11.1)%

Same Store		$120,852	$135,137	$(14,285)	(10.6)%

Less Nonrecurring
Items in NOI (a)		1,532	8,577	(7,045)	4.9%

Comparative
Same Store		$119,320	$126,560	$(7,240)	(5.7)%

	Year	Year
	Ended	Ended
Reconciliation to Net income	31-Dec-20	31-Dec-19
Net Income	$32,615	$6,475
Add (deduct):
Gain on sale of property	(41,928)	—
Management fee income	(1,872)	(2,526)
Depreciation and amortization	88,558	90,909
Amortization of above/below market leases	(313)	(402)
General and administrative	14,997	14,473
Interest expense	36,026	36,757
Interest income	(1,540)	(3,338)
Equity in losses of non-consolidated REITs	—	—
Non-property specific items, net	104	122
Property NOI	$126,647	$142,470
(a)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*	Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

Liquidity and Capital Resources

Cash and cash equivalents were $4.2 million and $9.8 million at December 31, 2020 and December 31, 2019, respectively. The decrease of $5.6 million is attributable to $68.5 million provided by operating activities, plus $11.0 million provided by investing activities and less $85.1 million used in financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements, anticipated capital expenditures and anticipated payments of maturing debt for at least the next 12 months. We have extension options on our JPM Term Loan and BAML Revolver (discussed below), which management expects to exercise, or we may seek to replace this indebtedness with new loans or extend the current loans. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties and our interest costs.

Operating Activities

Cash provided by our operating activities of $68.5 million is primarily attributable to net income of $32.6 million excluding the gain on sale of a property of $41.9 million plus the add-back of $89.9 million of non-cash expenses and a $8.3 million increase in accounts payable and accrued expenses. These increases were partially offset by a $13.7 million increase in payments of deferred leasing commissions, a $3.8 million increase in tenant rent receivables, a $2.1 million increase in lease acquisition costs, a $0.7 million decrease in tenant security deposits and a $0.1 million increase in prepaid and other assets.

Investing Activities

Cash provided by investing activities for the year ended December 31, 2020 of $11.0 million is primarily attributable to cash proceeds from the sale of an office property located in Durham, North Carolina of approximately $88.9 million and partially offset by capital expenditures and office equipment investments of approximately $77.9 million.

Financing Activities

Cash used in financing activities for the year ended December 31, 2020 of $85.1 million is primarily attributable to net repayments on the JPM Term Loan (as defined below) of $50.0 million and distributions paid to stockholders of $38.6 million and was partially offset by net borrowings on the BAML Revolver (as defined below) of $3.5 million.

JPM Term Loan

On August 2, 2018, the Company entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender (“JPMorgan”), and the other lending institutions party thereto (the “JPM Credit Agreement”), which provides a single unsecured bridge loan in the aggregate principal amount of $150 million (the “JPM Term Loan”). On December 24, 2020, the Company repaid a $50 million portion of the JPM Term Loan with a portion of the proceeds from the December 23, 2020 sale of its Durham, North Carolina property, so that $100 million remains fully advanced and outstanding under the JPM Term Loan. The JPM Term Loan matures on November 30, 2021, which maturity date may be extended by two additional six-month periods, or until November 30, 2022 (subject to specified exceptions). The JPM Term Loan was previously evidenced by a Credit Agreement, dated November 30, 2016, among the Company, JPMorgan, as administrative agent and lender, and the other lending institutions party thereto, as amended by a First Amendment, dated October 18, 2017.

The JPM Term Loan bears interest at either (i) a number of basis points over a LIBOR-based rate depending on the Company’s credit rating (125.0 basis points over a LIBOR-based rate at December 31, 2020) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25.0 basis points over the base rate at December 31, 2020).

The margin over the LIBOR-based rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

				LIBOR-BASED
	CREDIT			RATE		BASE RATE
LEVEL	RATING			MARGIN		MARGIN
I	A-	/	A3 (or higher)	85.0	bps	—	bps
II	BBB+	/	Baa1	90.0	bps	—	bps
III	BBB	/	Baa2	100.0	bps	—	bps
IV	BBB-	/	Baa3	125.0	bps	25.0	bps
V	<BBB-	/	Baa3	165.0	bps	65.0	bps

For purposes of the JPM Term Loan, base rate means, for any day, a fluctuating rate per annum equal to the greatest of: (i) JPMorgan Chase Bank, N.A.’s prime rate in effect on such day, (ii) the greater of the Federal Funds Rate or the overnight bank funding rate in effect on such day, plus 0.50% (but no less than zero), and (iii) the one month Adjusted LIBOR based rate for a such day plus 1.00%. For purposes of the JPM Term Loan, the LIBOR-based rate means, for any interest period, the LIBOR rate for a period equal in length to the applicable interest period multiplied by the statutory reserve rate. As of December 31, 2020, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the JPM Term Loan is variable under the JPM Credit Agreement, the Company fixed the LIBOR-based rate on a portion of the JPM Term Loan by entering into interest rate swap transactions. On March 7, 2019, the Company entered into ISDA Master Agreements with various financial institutions to hedge a $100 million portion of the future LIBOR-based rate risk under the JPM Credit Agreement. Effective March 29, 2019, the Company fixed the LIBOR-based rate at 2.44% per annum on the $100 million remaining portion of the JPM Term Loan until November 30, 2021. Accordingly, based upon the Company’s credit rating, as of December 31, 2020, the effective interest rate on the JPM Term Loan was 3.69% per annum.

Based upon the Company’s credit rating, as of December 31, 2020, the weighted average interest rate on the unhedged $50 million portion of the JPM Term Loan during the year ended December 31, 2020 was approximately 1.90% per annum. The $50 million portion of the JPM Term Loan was repaid on December 24, 2020. The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2019 was approximately 3.54% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. We were in compliance with the JPM Term Loan financial covenants as of December 31, 2020.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (125 basis points over LIBOR at December 31, 2020) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25 basis points over the base rate at December 31, 2020).

The margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

	CREDIT				LIBOR RATE		BASE RATE
LEVEL	RATING				MARGIN		MARGIN
I	A-	/	A3	(or higher)	85.0	bps	—	bps
II	BBB+	/	Baa1		90.0	bps	—	bps
III	BBB	/	Baa2		100.0	bps	—	bps
IV	BBB-	/	Baa3		125.0	bps	25.0	bps
V	<BBB-	/	Baa3		165.0	bps	65.0	bps

For purposes of the BMO Term Loan, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2020, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum, which expired on August 26, 2020. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of December 31, 2020, the effective interest rate on the BMO Term Loan was 3.64% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. We were in compliance with the BMO Term Loan financial covenants as of December 31, 2020.

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

As of December 31, 2020, there was $3,500,000 outstanding under the BAML Revolver. The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.20% over LIBOR at December 31, 2020) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at December 31, 2020). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.25% at December 31, 2020). The amount of any applicable facility fee, and the margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid.

					LIBOR		Base
					Rate	Facility	Rate
Level	Credit Rating				Margin	Fee	Margin
I	A-	/	A3	(or higher)	0.825%	0.125%	0.000%
II	BBB+	/	Baa1		0.875%	0.150%	0.000%
III	BBB	/	Baa2		1.000%	0.200%	0.000%
IV	BBB-	/	Baa3		1.200%	0.250%	0.200%
V	<BBB-	/	Baa3		1.550%	0.300%	0.550%

For purposes of the BAML Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2020, the Company’s credit rating from Moody’s Investors Service was Baa3.

Based upon the Company’s credit rating, as of December 31, 2020, the interest rate on the BAML Revolver was 1.34% per annum. As of December 31, 2020 there were borrowings of $3.5 million outstanding under the BAML Revolver. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2020, was approximately 1.65% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2019, was approximately 3.67% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.35% over LIBOR at December 31, 2020) or (ii) a margin over the base rate depending on the Company’s credit rating (0.35% over the base rate at December 31, 2020). The margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

					LIBOR Rate	Base Rate
Level	Credit Rating				Margin	Margin
I	A-	/	A3	(or higher)	0.900%	0.000%
II	BBB+	/	Baa1		0.950%	0.000%
III	BBB	/	Baa2		1.100%	0.100%
IV	BBB-	/	Baa3		1.350%	0.350%
V	<BBB-	/	Baa3		1.750%	0.750%

For purposes of the BAML Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2020, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into interest rate swap transactions. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021. Accordingly, based upon the Company’s credit rating, as of December 31, 2020, the effective interest rate on the BAML Term Loan was 2.47% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. We were in compliance with the BAML Credit Facility financial covenants as of December 31, 2020.

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

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BAML Credit Facility, the BMO Credit Agreement and the JPM Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. We were in compliance with the Senior Notes financial covenants as of December 31, 2020.

Equity Offering

From time to time, we expect to issue debt securities, common stock, preferred stock or depository shares under a registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage. As of December 31, 2020, we had one loan outstanding for $21 million principal amount with one Sponsored REIT under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes. We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from refinancing, long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Additional information about our Sponsored REIT Loan outstanding as of December 31, 2020, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the year ended December 31, 2020 and 2019, respectively, the rental income exceeded the expenses for each individual property, with the exception of Stonecroft for the year ended December 31, 2020 and 801 Marquette for the year ended December 31, 2019.

Stonecroft had approximately 111,000 square feet of rentable space and became vacant in December 2019. We had no rental income and no operating expenses during the three months ended December 31, 2020 and we had no rental income and operating expenses of $514,000 for the year ended December 31, 2020.

801 Marquette had approximately 170,000 square feet of rentable space and became vacant in January 2016. On June 30, 2016, we commenced a redevelopment plan for the property and substantially completed the redevelopment in the second quarter of 2017. Redevelopment of 801 Marquette resulted in approximately 129,800 of net rentable square feet for the property. As of December 31, 2020, we have signed leases with three tenants for 119,000 square feet, or 91.8% of the rentable square feet of the property, for which two tenants leases have commenced and occupy 48,000 square feet, or 37% of rentable square feet at the property. As a result, rental income exceeded operating expenses during the year ended December 31, 2020. We had rental income of $278,000 and operating expenses of $319,000 during the three months ended December 31, 2019. We had rental income of $750,000 and operating expenses of $1,158,000 during the year ended December 31, 2019.

Rental Income Commitments

Our commercial real estate operations include the leasing of office buildings subject to leases with terms greater than one year. The leases thereon expire at various dates through 2037. Approximate undiscounted cash flows of rental income from non-cancelable operating leases as of December 31, 2020 is:

Year ending
(in thousands)	December 31,
2021	$162,676
2022	146,031
2023	138,363
2024	127,269
2025	107,596
Thereafter (2026-2037)	361,423
$1,043,358

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2020:

	Payment due by period
Contractual	(in thousands)
Obligations	Total	2021	2022	2023	2024	2025	Thereafter
BAML Revolver (1) (2)	$5,098	$1,547	$3,551	$—	$—	$—	$—
JPM Term Loan (3) (4)	103,377	103,377	—	—	—	—	—
BAML Term Loan (3) (5)	415,165	8,864	5,976	400,325	—	—	—
BMO Term Loan Tranche A (3) (6)	56,832	56,832	-	—	—	—	—
BMO Term Loan Tranche B (3) (6)	183,528	6,006	6,006	6,006	165,510	—	—
Series A Notes (3)	134,386	4,628	4,628	4,628	120,502	—	—
Series B Notes (3)	108,939	3,578	3,578	3,578	3,578	3,578	91,049
Operating Lease	1,654	429	438	447	340	—	—
Total	$1,008,979	$185,261	$24,177	$414,984	$289,930	$3,578	$91,049
(1)	Amounts include principal and interest payments.
(2)	Amounts reflect a facility fee calculated as 0.25% of the $600 million available to be drawn.
(3)	Amounts include principal and interest payments.
(4)	Interest payments were estimated based on an interest rate swap with an effective interest rate of 3.69% per annum on $100 million as of December 31, 2020.
(5)	The BAML Term Loan has an interest rate swap with an effective interest rate of 2.47% per annum as of December 31, 2020, which was used for estimating interest. The swap expires on September 27, 2021. Interest payments between September 27, 2021 and maturity were estimated based on the variable rate in effect as of December 31, 2020, which was at an annual rate of 1.44%.
(6)	The BMO Term Loan has an interest rate swap with an effective interest rate of 3.64% per annum as of December 31, 2020, which was used for estimating interest.

The operating lease in the table above consists of our lease of corporate office space, which commenced September 1, 2010, and was amended on October 25, 2016. The amended lease expires on September 30, 2024 and has one five year renewal option. The lease includes a base annual rent and additional rent for our share of taxes and operating costs.

In addition to the amounts in the table above, from time to time, we may provide Sponsored REIT Loans to our Sponsored REITs. As of December 31, 2020, we had one Sponsored REIT Loan with $21 million principal amount outstanding. Additional information about our Sponsored REIT Loan outstanding as of December 31, 2020, including a summary table of our Sponsored REIT Loan, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

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

At December 31, 2020, 2019 and 2018, we held a common stock interest in 2, 2 and 3 Sponsored REITs, respectively, all of which were fully syndicated and in which we no longer share economic benefit or risk.

From time to time, we may provide Sponsored REIT Loans to our Sponsored REITs. As of December 31, 2020, we had one Sponsored REIT Loan with $21 million principal amount outstanding. Additional information about our Sponsored REIT Loan outstanding as of December 31, 2020, including a summary table of our Sponsored REIT Loan, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated

Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. As of December 31, 2020 and December 31, 2019, if market rates on our outstanding borrowings under the BAML Revolver and the floating rate portion of the JPM Term Loan increased by 10% at maturity, or approximately 13 and 31 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by approximately $5,000 and $153,000 annually, respectively. Based upon our credit rating, the interest rate on the BAML Revolver as of December 31, 2020 was LIBOR plus 120 basis points, or 1.34% per annum. On December 24, 2020, we repaid the $50 million portion of the JPM Term Loan that was at a floating rate. Based upon our credit rating, the interest rate on the $50 million portion of the JPM Term Loan that was not subject to interest rate swap transactions as of December 31, 2019 was the LIBOR-based rate plus 125 basis points, or 2.96% per annum. We do not believe that the interest rate risk on the BAML Revolver is material as of December 31, 2020.

Although the interest rates on the BMO Term Loan, the BAML Term Loan and the JPM Term Loan are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BAML Term Loan, and the LIBOR-based rate on the remaining $100 million portion of the JPM Term Loan, by entering into interest rate swap agreements. On July 22, 2016, the Company fixed the interest rate for the period beginning on September 27, 2017 and ending on September 27, 2021 on the BAML Term Loan with multiple interest rate swap agreements (the “2017 Interest Rate Swap”). On March 7, 2019, the Company fixed the interest rate for the period beginning on March 29, 2019 and ending on November 30, 2021 for the notional value of $100 million on the JPM Term Loan with interest rate swap agreements (the “2019 JPM Interest Rate Swap”). On February 20, 2019, the Company fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan with interest rate swap agreements (the “2019 BMO Interest Rate Swap”). Accordingly, based upon our credit rating, as of December 31, 2020, the interest rate on the BAML Term Loan was 2.47% per annum, the interest rate on the BMO Term Loan was 3.64% per annum, and the interest rate on $100 million of the JPM Term Loan was 3.69% per annum. The fair value of these interest rate swaps are affected by changes in market interest rates. We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the 2017 Interest Rate Swap from September 27, 2017 until September 27, 2021. We believe that we have mitigated interest rate risk with respect to the BMO Term Loan through the 2019 BMO Interest Rate Swap until January 31, 2024. We believe that we have mitigated the interest rate risk on the remaining $100 million portion of the JPM Term Loan until November 30, 2021 with the 2019 JPM Interest Rate Swap. These interest rate swaps were our only derivative instruments as of December 31, 2020.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BAML Term Loan, BMO Term Loan and a portion of the JPM Term Loan as of December 31, 2020 (in thousands):

	Notional	Strike	Effective	Expiration	Fair Value (2) at December 31,
(in thousands)	Value	Rate	Date	Date	2020	2019

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$(2,947)	$3,022
2019 JPM Interest Rate Swap	$100,000	2.44%	Mar-19	Nov-21	$(2,102)	$(1,634)
2019 BMO Interest Rate Swap (1)	$220,000	2.39%	Aug-20	Jan-24	$(12,262)	$(5,107)
2013 BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$—	$(963)

(1) The Notional Value will decrease to $165 million on November 30, 2021.
(2) Classified within Level 2 of the fair value hierarchy.

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

The following table presents, as of December 31, 2020, our contractual variable rate borrowings under our BAML Revolver, which matures on January 12, 2022, under our JPM Term Loan, which matures on November 30, 2021, under our BAML Term Loan, which matures on January 12, 2023, under our BMO Term Loan Tranche A, which matures on November 30, 2021, under our BMO Term Loan Tranche B, which matures on January 31, 2024, under our Series A Notes, which mature on December 20, 2024, and under our Series B Notes, which mature on December 20, 2027. Under the BAML Revolver and the JPM Term Loan, we have the right to extend the initial maturity date with two additional six month extensions, or until January 12, 2023 and November 30, 2022, respectively, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2021	2022	2023		2024	2025	Thereafter
BAML Revolver	$3,500	$—	$3,500	$		$—	$—	$—
JPM Term Loan	100,000	100,000	—		—	—	—	—
BAML Term Loan	400,000	—	—		400,000	—	—	—
BMO Term Loan Tranche A	55,000	55,000	—		—	—	—	—
BMO Term Loan Tranche B	165,000	—	—		—	165,000	—	—
Series A Notes	116,000	—	—		—	116,000	—	—
Series B Notes	84,000	—	—		—	—	—	84,000
Total	$923,500	$155,000	$3,500		$400,000	$281,000	$—	$84,000

Item 8.Financial Statements and Supplementary Data

The information required by this item is included in the financial pages following the Exhibit Index herein and incorporated herein by reference. Reference is made to the Index to Consolidated Financial Statements in Item 15 of Part IV.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 2013 framework.

Based on our assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included elsewhere in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2020. Please see page F-3.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our board of directors has adopted a code of business conduct and ethics that applies to all of our executive officers, directors and employees. The code was approved by the nominating and corporate governance committee of our board of directors and by the full board of directors. We have posted a current copy of our code under “Corporate Governance” in the “Investor Relations” section of our website at http://www.fspreit.com. To the extent permitted by applicable rules of the NYSE American, we intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of business conduct and ethics with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website.

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

3.	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Articles of Incorporation, as amended.

3.2 (2)	Amended and Restated By-laws.

4.1 (3)	Description of Securities Registered Under Section 12 of the Exchange Act.

10.1+ (4)	2002 Stock Incentive Plan of FSP Corp.

10.2 (5)	Second Amended and Restated Credit Agreement, dated September 27, 2018, among FSP Corp., Bank of Montreal and the other parties thereto.

10.3 (6)	Second Amended and Restated Credit Agreement, dated October 29, 2014, among FSP Corp., Bank of America, N.A. and the other parties thereto.

10.4 (7)	First Amendment to Second Amended and Restated Credit Agreement, dated July 21, 2016, among FSP Corp., Bank of America, N.A. and the other parties thereto.

10.5 (8)	Second Amendment to Second Amended and Restated Credit Agreement, dated October 18, 2017, among FSP Corp., Bank of America, N.A., and the other parties thereto.

10.6 (9)	Amended and Restated Credit Agreement, dated August 2, 2018, among FSP Corp., JPMorgan Chase Bank, N.A. and the other parties thereto.

10.7 (10)	Note Purchase Agreement, dated October 24, 2017, among FSP Corp. and the other parties named therein as purchasers.

10.8+(11)	Form of Retention Agreement.

10.9+(12)	Change in Control Discretionary Plan.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from FSP Corp.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibit 3.1 to FSP Corp.’s Quarterly Report on Form 10-Q filed on July 30, 2019 (File No. 001-32470).

(2)	Incorporated by reference to Exhibit 3.2 to FSP Corp.’s Current Report on Form 10-Q, filed on August 4, 2020 (File No. 001-32470).

(3)	Incorporated by reference to Exhibit 4.1 to FSP Corp.’s Annual Report on Form 10-K, filed on February 11, 2020 (File No. 000-32470).

(4)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Annual Report on Form 10-K, filed on March 29, 2002 (File No. 000-32615).

(5)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on September 27, 2018 (File No. 001-32470).

(6)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on October 29, 2014 (File No. 001-32470).

(7)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on July 27, 2016 (File No. 001-32470).

(8)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on October 24, 2017 (File No. 001-32470)

(9)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on August 2, 2018 (File No. 001-32470).

(10)	Incorporated by reference to Exhibit 10.4 to FSP Corp.’s Current Report on Form 8-K, filed on October 24, 2017 (File No. 001-32470)

(11)	Incorporated by reference to Exhibit 10.5 to FSP Corp.’s Annual Report on Form 10-K, filed on February 24, 2006 (File No. 001-32470).

(12)	Incorporated by reference to Exhibit 99.2 to FSP Corp.’s Current Report on Form 8-K, filed on February 8, 2006 (File No. 001-32470).

+	Management contract or compensatory plan or arrangement filed as an Exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

*	Filed herewith.

Item 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of February 16, 2021 by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

By:	/s/ George J. Carter
George J. Carter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter	Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2021
George J. Carter

/s/ John G. Demeritt	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 16, 2021
John G. Demeritt

/s/ John N. Burke	Director	February 16, 2021
John Burke

/s/ Brian N. Hansen	Director	February 16, 2021
Brian N. Hansen

/s/ Kenneth A. Hoxsie	Director	February 16, 2021
Kenneth Hoxsie

/s/ Dennis J. McGillicuddy	Director	February 16, 2021
Dennis J. McGillicuddy

/s/ Georgia Murray	Director	February 16, 2021
Georgia Murray

/s/ Kathryn P. O’Neil	Director	February 16, 2021
Kathryn P. O’Neil

Franklin Street Properties Corp.

All other schedules for which a provision is made in the applicable accounting resolutions of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(This page has been left blank intentionally)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Franklin Street Properties Corp.:

Opinion on Internal Control over Financial Reporting

We have audited Franklin Street Properties Corp.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Franklin Street Properties Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and financial statement schedules listed in the index at Item 15(a)(2) and our report dated February 16, 2021 expressed an unqualified opinion thereon.

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

February 16, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Franklin Street Properties Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Street Properties Corp. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 16, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Measurement of related party mortgage loan receivable

Description of the Matter

The Company’s related party mortgage loan portfolio consisted of a loan totaling $21 million as of December 31, 2020. The Company determined that no allowance for loan loss was required for this loan. As discussed in Note 2 to the consolidated financial statements, management evaluates whether a loss has been incurred based on expected performance, cash flow and the value of underlying real estate for secured lending.

Auditing the Company’s estimate of the allowance for loan losses for mortgage loans involved a high degree of subjectivity in evaluating management’s assumptions of the valuation of underlying real estate for secured lending.

How We Addressed the Matter in Our Audit

We tested the design and operating effectiveness of the Company’s controls over the allowance for loan loss process. This included controls over the expected performance of the loan and the valuation of real estate collateral for secured lending.

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

Impairment assessment of real estate assets

Description of the Matter

The Company’s real estate assets, net totaled $1.6 billion as of December 31, 2020. As described in Note 2 to the consolidated financial statements, the Company reviews its properties to determine if their carrying amounts will be recovered from future operating cash flows if certain indicators of impairment are identified.

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
Boston, Massachusetts
February 16, 2021

Franklin Street Properties Corp.

Consolidated Balance Sheets

	December 31,
(in thousands)	2020	2019

Assets:
Real estate assets:
Land	$189,155	$191,578
Buildings and improvements	1,938,629	1,924,664
Fixtures and equipment	12,949	11,665
	2,140,733	2,127,907
Less accumulated depreciation	538,717	490,697
Real estate assets, net	1,602,016	1,637,210

Acquired real estate leases, less accumulated amortization of $55,447 and $60,749, respectively	28,206	40,704
Cash, cash equivalents and restricted cash	4,150	9,790
Tenant rent receivables	7,656	3,851
Straight-line rent receivable	67,789	66,881
Prepaid expenses and other assets	5,752	7,246
Other assets: derivative asset	—	3,022
Related party mortgage loan receivable	21,000	21,000
Office computers and furniture, net of accumulated depreciation of $1,443 and $1,362, respectively	163	183
Deferred leasing commissions, net of accumulated amortization of $30,411 and $28,114, respectively	56,452	52,767

Total assets	$1,793,184	$1,842,654

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2020	2019

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$3,500	$—
Term loans payable, less unamortized financing costs of $2,677 and $4,267, respectively	717,323	765,733
Series A & Series B Senior Notes, less unamortized financing costs of $822 and $985, respectively	199,178	199,015
Accounts payable and accrued expenses	72,058	66,658
Accrued compensation	3,918	3,400
Tenant security deposits	8,677	9,346
Lease liability	1,536	1,890
Other liabilities: derivative liabilities	17,311	7,704
Acquired unfavorable real estate leases, less accumulated amortization of $4,031 and $4,676, respectively	1,592	2,512

Total liabilities	1,025,093	1,056,258

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 107,328,199 and 107,269,201 shares issued and outstanding, respectively	11	11
Additional paid-in capital	1,357,131	1,356,794
Accumulated other comprehensive income (loss)	(17,311)	(4,682)
Distributions in excess of accumulated earnings	(571,740)	(565,727)

Total stockholders’ equity	768,091	786,396

Total liabilities and stockholders’ equity	$1,793,184	$1,842,654

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Income

	For the Year Ended
	December 31,
(in thousands, except per share amounts)	2020	2019	2018

Revenues:
Rental	$244,207	$265,527	$263,777
Related party revenue:
Management fees and interest income from loans	1,610	3,517	5,061
Other	31	21	32
Total revenues	245,848	269,065	268,870
Expenses:
Real estate operating expenses	66,940	72,311	70,703
Real estate taxes and insurance	48,390	47,871	45,857
Depreciation and amortization	88,558	90,909	94,230
General and administrative	14,997	14,473	13,070
Interest	36,026	36,757	38,374
Total expenses	254,911	262,321	262,234

Gain on sale of property	41,928	—	—
Income before taxes on income and equity in income of non-consolidated REITs	32,865	6,744	6,636
Tax expense on income	250	269	360
Equity in income of non-consolidated REITs	—	—	6,793

Net income	$32,615	$6,475	$13,069

Weighted average number of shares outstanding, basic and diluted	107,303	107,233	107,231

Net income per share, basic and diluted	$0.30	$0.06	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Comprehensive Income (Loss)

	For the
	Year Ended
	December 31,
(in thousands)	2020	2019	2018

Net income	$32,615	$6,475	$13,069

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(12,629)	(19,447)	2,599

Total other comprehensive income (loss)	(12,629)	(19,447)	2,599

Comprehensive income (loss)	$19,986	$(12,972)	$15,668

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2017	107,231	$11	$1,356,457	$12,166	$(497,342)	$871,292
Comprehensive income (loss)	—	—	—	2,599	13,069	15,668
Distributions	—	—	—	—	(49,326)	(49,326)
Balance, December 31, 2018	107,231	11	1,356,457	14,765	(533,599)	837,634
Comprehensive income	—	—	—	(19,447)	6,475	(12,972)
Shares issued for:
Equity-based compensation	38	—	337	—	—	337
Distributions	—	—	—	—	(38,603)	(38,603)
Balance, December 31, 2019	107,269	11	1,356,794	(4,682)	(565,727)	786,396
Comprehensive income (loss)	—	—	—	(12,629)	32,615	19,986
Shares issued for:
Equity-based compensation	59	—	337	—	—	337
Distributions	—	—	—	—	(38,628)	(38,628)
Balance, December 31, 2020	107,328	$11	$1,357,131	$(17,311)	$(571,740)	$768,091

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$32,615	$6,475	$13,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	91,581	93,787	97,171
Amortization of above and below market leases	(313)	(402)	(556)
Shares issued as compensation	337	337	—
Gain on sale of property	(41,928)	—	—
Equity in income of non-consolidated REITs	—	—	(6,793)
Decrease in allowance for doubtful accounts and write-off of accounts receivable	(13)	(71)	(50)
Changes in operating assets and liabilities:
Tenant rent receivables	(3,792)	158	(765)
Straight-line rents	(1,685)	(8,876)	381
Lease acquisition costs	(2,123)	(3,999)	(1,193)
Prepaid expenses and other assets	(129)	2,313	(1,940)
Accounts payable and accrued expenses	7,785	3,910	(4,077)
Accrued compensation	518	357	(598)
Tenant security deposits	(669)	3,027	936
Payment of deferred leasing commissions	(13,735)	(15,101)	(15,383)
Net cash provided by operating activities	68,449	81,915	80,202
Cash flows from investing activities:
Property improvements, fixtures and equipment	(77,919)	(70,746)	(51,057)
Investment in non-consolidated REITs	—	—	74,931
Distributions in excess of earnings from non-consolidated REITs	—	—	710
Investment in related party mortgage loan receivable	—	(2,400)	—
Repayment of related party mortgage loan receivable	—	52,060	1,060
Proceeds received on sales of real estate assets	88,958	—	—
Proceeds received from liquidating trust	—	1,470	—
Net cash provided by (used in) investing activities	11,039	(19,616)	25,644
Cash flows from financing activities:
Distributions to stockholders	(38,628)	(38,603)	(49,326)
Borrowings under bank note payable	105,000	45,000	38,000
Repayments of bank note payable	(101,500)	(70,000)	(91,000)
Repayment on term loan payable	(50,000)	—	—
Deferred financing costs	—	(83)	(2,162)
Net cash used in financing activities	(85,128)	(63,686)	(104,488)
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,640)	(1,387)	1,358
Cash, cash equivalents and restricted cash, beginning of year	9,790	11,177	9,819
Cash, cash equivalents and restricted cash, end of period	$4,150	$9,790	$11,177

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2020	2019	2018

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$33,060	$34,470	$35,885
Taxes on income	$477	$508	$485
Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$8,625	$11,012	$7,361

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

As of December 31, 2020, the Company owned and operated a portfolio of real estate consisting of 32 operating properties, two redevelopment properties and two managed Sponsored REITs and held one promissory note secured by a mortgage on real estate owned by a Sponsored REIT. From time-to-time, the Company may acquire real estate or make additional secured loans. The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

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

Investments in non-consolidated REITs

As of December 31, 2020, the Company has a non-controlling common stock interest in two Sponsored REITs in which the Company no longer shares in economic benefit or risk. The Company had a non-controlling common stock interest in another Sponsored REIT and a non-controlling preferred stock interest in two additional Sponsored REITs, each of which were liquidated during 2019 or 2018. The Company exercised influence over, but did not control these entities and investments were accounted for using the equity method. Under the equity method of accounting, the Company's cost basis was adjusted by its share of the Sponsored REITs' earnings or losses.

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

The Company reviews its properties to determine if their carrying amounts will be recovered from future operating cash flows if certain indicators of impairment are identified at those properties. These indicators may include declining tenant occupancy, weak or declining tenant profitability, cash flows or liquidity, the Company’s decision to dispose of an asset before the end of its estimated useful life or legislative, economic, or market changes that permanently reduce the value of the Company’s investment. If indicators of impairment are present, the Company evaluates the carrying value of the property by comparing it to its expected future undiscounted cash flow. If the Company determines that impairment has occurred, the affected assets are reduced to their fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows are considered on an undiscounted basis in the analysis that the Company conducts to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized. The Company did not recognize any impairment losses for the years ended December 31, 2020, 2019 or 2018.

Acquired Real Estate Leases and Amortization

Acquired real estate leases represent costs associated with acquiring an in-place lease (i.e., the market cost to execute a similar lease, including leasing commission, tenant improvements, legal, vacancy and other related costs) and the value relating to leases with rents above the market rate. Amortization is computed using the straight-line method over the term of the leases, which range from 47 months to 176 months. Amortization of these combined components was approximately $12.5 million, $18.9 million and $26.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Amortization related to costs associated with acquiring an in-place lease is included in depreciation and amortization on the consolidated statements of income. Amortization related to leases with rents above the market rate is offset against the rental revenue in the consolidated statements of income. The estimated annual amortization expense for the five years and thereafter following December 31, 2020 is as follows:

(in thousands)	December 31,
2021	$8,975
2022	5,400
2023	4,268
2024	3,550
2025	2,797
2026 and thereafter	3,216

Acquired Unfavorable Real Estate Leases and Amortization

Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate. Amortization is computed using the straight-line method over the term of the leases, which range from 50 months to 176 months. Amortization expense was approximately $0.9 million, $1.3 million and $2.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Amortization related to leases with rents below the market rate is included with rental revenue in the consolidated statements of income. The estimated annual amortization for the five years and thereafter following December 31, 2020 is as follows:

(in thousands)	December 31,
2021	$597
2022	323
2023	218
2024	144
2025	92
2026 and thereafter	218

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

	December 31,	December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$2,650	$9,790
Restricted cash	1,500	—
Total cash, cash equivalents and restricted cash	$4,150	$9,790

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

Tenant Rent Receivables

Tenant rent receivables are expected to be collected within one year. The Company provided an allowance for doubtful accounts based on collectability. Lessors recognize the effect of a change in their assessment of whether the collectability of operating lease receivables are probable as an adjustment to lease income rather than bad debt expense.

Related Party Mortgage Loan Receivable

Management monitors and evaluates the secured loans compared to the expected performance, cash flow and value of the underlying real estate and has not experienced a loss on these loans to date.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, derivatives, related party mortgage loan receivable and accounts receivable. The Company maintains its cash balances principally in two banks which the Company believes to be creditworthy. The Company periodically assesses the financial condition of the banks and believes that the risk of loss is minimal. Cash balances held with various financial institutions frequently exceed the insurance limit of $250,000 provided by the Federal Deposit Insurance Corporation. The derivatives that the Company has are from three interest rate swap agreements that are discussed in Note 5. The related party mortgage loan receivable is held with one Sponsored REIT. The Company performs regular evaluations on the extent and impact of any credit deterioration that could affect the performance and value of the secured property, as well as the financial and operating capability of the borrower. The Company performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space. The Company has no single tenant which accounts for more than 10% of its annualized rent.

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

Straight-line Rent Receivable

Certain leases provide for fixed rent increases over the term of the lease. Rental revenue is recognized on a straight-line basis over the related lease term; however, billings by the Company are based on the lease agreements. Straight-line rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, was $67.8 million and $66.9 million at December 31, 2020 and 2019, respectively. Prior to 2020, the Company provided an allowance for doubtful accounts based on collectability. Lessors recognized the effect of a change in their assessment of whether the collectability of operating lease receivables are probable as an adjustment to lease income rather than bad debt expense. The reserve was eliminated during 2020 and no changes occurred during 2019 or 2018 based on such assessment.

Deferred Leasing Commissions

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements. Amortization expense was approximately $9.6 million, $9.9 million and $8.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The estimated annual amortization for the five years and thereafter following December 31, 2020 is as follows:

(in thousands)	December 31,
2021	$9,957
2022	9,167
2023	8,041
2024	6,797
2025	5,621
2026 and thereafter	16,869

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

	Year Ended
	December 31,
(in thousands)	2020	2019	2018
Income from leases	$180,899	$191,828	$202,127
Reimbursable expenses	61,310	64,421	61,475
Straight-line rent adjustment	1,685	8,876	(381)
Amortization of favorable and unfavorable leases	313	402	556
	$244,207	$265,527	$263,777

Related Party and Other Revenue - Property and asset management fees, interest income on loans and other income are recognized when the related services are performed and the earnings process is complete.

Segment Reporting

The Company is a REIT focused on real estate investments primarily in the office market and currently operates in only one segment: real estate operations.

Income Taxes

Taxes on income for the years ended December 31, 2020, 2019 and 2018 represent taxes incurred by FSP Protective TRS Corp, which is a taxable REIT subsidiary, and the State of Texas franchise tax applicable to FSP Corp., which is classified as an income tax for reporting purposes.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2020, 2019, and 2018. The denominator used for calculating basic and diluted net income per share was 107,303,000, 107,233,000, and 107,231,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

Derivative Instruments

The Company recognizes derivatives on the consolidated balance sheets at fair value. Derivatives that do not qualify, or are not designated as hedge relationships, must be adjusted to fair value through income. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the consolidated balance sheets as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income within stockholders’ equity. Amounts are then reclassified from accumulated other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Ineffectiveness, if any, is recognized in other comprehensive income (“OCI”) and reclassified into the income statement. The Company reviews the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. The Company currently has no fair value hedges outstanding. Fair values of derivatives are subject to significant variability based on changes in interest rates and counterparty credit risk. The results of such variability could be a significant increase or decrease in the Company’s derivative assets, derivative liabilities, equity, and/or earnings.

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

These inputs (See Notes 3 and 5) were considered and applied to the Company’s derivative instruments and Sponsored REIT Loan. Level 2 inputs were used to value the interest rate swaps and Level 3 inputs were used to value the Sponsored REIT Loan.

Subsequent Events

In preparing these consolidated financial statements the Company evaluated events that occurred through the date of issuance of these financial statements for potential recognition or disclosure.

Recent Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13” or “CECL”), which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company’s Sponsored REIT Loan (as defined in Note 3 below) receivables are within the scope of this standard and the Company’s analysis was completed using a Probability of Default / Loss Given Default Model. The Company’s receivables associated with its real estate operating leases are not within the scope of this standard. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topics 326, Financial Instruments - Credit Losses, Topic 815 Derivatives and Hedging and Topic 825, Financial Instruments (“ASU 2019-04”). The ASU clarifies areas of guidance related to the recently issued standards on credit losses (Topic 326), derivatives and hedging (Topic 815), and recognition and measurement of financial instruments (Topic 825). ASU 2019-04 is effective for fiscal years beginning after December 15, 2019. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

3.   Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs

The Company held a common stock interest in 2, 2, and 3 Sponsored REITs at December 31, 2020, 2019 and 2018, respectively. The Company held a non-controlling preferred stock investment in two Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), each of which were liquidated during the three months ended September 30, 2018.

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

In May 2009, the Company purchased 175.5 preferred shares or 27.0% of the outstanding preferred shares of Grand Boulevard. On July 19, 2018, the property owned by Grand Boulevard was sold and, thereafter, Grand Boulevard declared and issued a liquidating distribution for its preferred shareholders, from which the Company was entitled to $6.2 million. On August 17, 2018, the Company received $5.9 million in an initial cash distribution, and on February 2, 2019, the Company received a $0.2 million distribution. As a result of the sale, the Company recognized a loss on liquidation of $0.1 million. As of December 31, 2020 and 2019, the Company held a beneficial interest in the Grand Boulevard liquidating trust in the amount of $0.1 million, which is included in other assets in the accompanying consolidated balance sheet as of such date.

Equity in income (loss) of investments in non-consolidated REITs were derived from the Company’s share of income or loss in the operations of those entities and includes gain or loss on liquidation. The Company exercised influence over, but did not control these entities, and investments were accounted for using the equity method.

During the year ended December 31, 2019, a property owned by a Sponsored REIT, FSP Energy Tower I Corp. (“Energy Tower”), was sold and, thereafter, liquidating distributions for its preferred shareholders were declared and issued. The Company held a mortgage loan and secured revolving line of credit with this entity, which were secured by the property owned by Energy Tower. The loans with Energy Tower in the aggregate principal amount of $51.0 million were repaid by the proceeds of the sale.

During the year ended December 31, 2018, a property owned by a Sponsored REIT, FSP Centre Pointe V Corp., was sold and, thereafter, liquidating distributions for its preferred shareholders were declared and issued.

Equity in income (loss) of investment in non-consolidated REITs:

The following table includes equity in income (loss) of investments in non-consolidated REITs:

Year Ended
December 31,
(in thousands)	2018

Equity in income of East Wacker	$7,209
Equity in loss of Grand Boulevard	(107)
Impairment charge	(309)
Total	$6,793

Equity in income of East Wacker was derived from the Company’s preferred stock investment in the entity. In December 2007, the Company purchased 965.75 preferred shares or 43.7% of the outstanding preferred shares, of East Wacker. On September 24, 2018, the property owned by East Wacker was sold at a gain, which is included in equity in income (loss) of non-consolidated REITs on the consolidated statements of income.

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

At June 30, 2018, the Company recognized an impairment charge of $0.3 million, which represented the other-than-temporary decline in the fair value below the carrying value of one of the Company’s investments in non-consolidated

REITs. The Company estimated the fair value of its equity investment by estimating the fair value of the property, less estimated costs to sell using a purchase and sale agreement to purchase the property made by third parties (Level 3 inputs, as there is no active market).

The following table includes distributions received from non-consolidated REITs:

Year Ended
December 31,
(in thousands)	2018

Distributions from East Wacker	$657
Distributions from Grand Boulevard	53
$710

Non-consolidated REITs

As of December 31, 2020, the Company has a non-controlling common stock interest in two Sponsored REITs in which the Company no longer shares in economic benefit or risk. The balance sheet data below for 2018 includes the three Sponsored REITs the Company held an interest in as of December 31, 2018. The operating data below for 2018 includes the operations of the six Sponsored REITs the Company held an interest in during the year ended December 31, 2018.

Summarized financial information for the Sponsored REITs is as follows:

December 31,
(in thousands)	2018

Balance Sheet Data (unaudited):
Real estate, net	$97,034
Other assets	18,532
Total liabilities	(75,382)
Shareholders’ equity	$40,184

Year Ended
December 31,
(in thousands)	2018

Operating Data (unaudited):
Rental revenues	$40,382
Other revenues	1
Operating and maintenance expenses	(20,584)
Depreciation and amortization	(13,077)
Interest expense	(6,869)
Gain on sale	17,095
Net income	$16,948

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents, and the applicable contracts are cancelable with 30 day notice. Asset management fee income from non-consolidated entities amounted to approximately $0.1 million, $0.2 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The following is a summary of the Sponsored REIT Loan outstanding as of December 31, 2020:

			Maximum	Amount	Interest
(dollars in thousands, except footnotes)		Maturity	Amount	Outstanding	Rate at
Sponsored REIT	Location	Date	of Loan	31-Dec-20	31-Dec-20

Mortgage loan secured by property
FSP Monument Circle LLC (1)	Indianapolis, IN	6-Dec-22	$21,000	$21,000	7.51%

			$21,000	$21,000
(1)This mortgage loan includes an origination fee of $164,000 and an exit fee of $38,000 when repaid by the borrower.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $1.5 million, $3.3 million and $4.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. The financial instrument was classified within Level 3 of the fair value hierarchy and had a fair value of approximately $20.4 million as of December 31, 2020.

On December 6, 2020, the Company entered into a second amendment to the Sponsored REIT Loan which qualified as a troubled debt restructuring. The amendment extended the maturity date of the loan for two years and increased the interest rate from 7.19% to 7.51%. There were no commitments to lend additional funds to the Sponsored REIT and the loan is fully collateralized by the mortgage held on the Sponsored REIT's property.

4.   Bank Note Payable, Term Note Payable and Private Placements

JPM Term Loan

On August 2, 2018, the Company entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender (“JPMorgan”), and the other lending institutions party thereto (the “JPM Credit Agreement”), which provides a single unsecured bridge loan in the aggregate principal amount of $150 million (the “JPM Term Loan”). On December 24, 2020 the Company repaid a $50 million portion of the JPM Term Loan with a portion of the proceeds from the December 23, 2020 sale of its Durham, North Carolina property, and $100 million remains fully advanced and outstanding under the JPM Term Loan. The JPM Term Loan matures on November 30, 2021, which maturity date may be extended by two additional six-month periods, or until November 30, 2022 (subject to specified exceptions). The JPM Term Loan was previously evidenced by a Credit Agreement, dated November 30, 2016, among the Company, JPMorgan, as administrative agent and lender, and the other lending institutions party thereto, as amended by a First Amendment, dated October 18, 2017.

The JPM Term Loan bears interest at either (i) a number of basis points over the LIBOR-based rate depending on the Company’s credit rating (125.0 basis points over the LIBOR-based rate at December 31, 2020) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25.0 basis points over the base rate at December 31, 2020).

The margin over the LIBOR-based rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

				LIBOR-BASED
	CREDIT			RATE		BASE RATE
LEVEL	RATING			MARGIN		MARGIN
I	A-	/	A3 (or higher)	85.0	bps	—	bps
II	BBB+	/	Baa1	90.0	bps	—	bps
III	BBB	/	Baa2	100.0	bps	—	bps
IV	BBB-	/	Baa3	125.0	bps	25.0	bps
V	<BBB-	/	Baa3	165.0	bps	65.0	bps

For purposes of the JPM Term Loan, base rate means, for any day, a fluctuating rate per annum equal to the greatest of: (i) JPMorgan Chase Bank, N.A.’s prime rate in effect on such day, (ii) the greater of the Federal Funds Rate or the overnight bank funding rate in effect on such day, plus 0.50% (but no less than zero), and (iii) the one month Adjusted LIBOR based rate for a such day plus 1.00%. For purposes of the JPM Term Loan, the LIBOR-based rate means, for any interest period, the LIBOR rate for a period equal in length to the applicable interest period multiplied by the statutory reserve rate. As of December 31, 2020, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the JPM Term Loan is variable under the JPM Credit Agreement, the Company fixed the LIBOR-based rate on a portion of the JPM Term Loan by entering into interest rate swap transactions. On March 7, 2019, the Company entered into ISDA Master Agreements with various financial institutions to hedge a $100 million portion of the future LIBOR-based rate risk under the JPM Credit Agreement. Effective March 29, 2019, the Company fixed the LIBOR-based rate at 2.44% per annum on a $100 million portion of the JPM Term Loan until November 30, 2021. Accordingly, based upon the Company’s credit rating, as of December 31, 2020, the effective interest rate on the remaining $100 million portion of the JPM Term Loan was 3.69% per annum.

The weighted average interest rate on the unhedged $50 million portion of the JPM Term Loan during the year ended December 31, 2020 was approximately 1.90% per annum. The weighted average interest rate on the JPM Term Loan during the year ended December 31, 2019 was approximately 3.54% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the JPM Term Loan financial covenants as of December 31, 2020.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (125 basis points over LIBOR at December 31, 2020) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25 basis points over the base rate at December 31, 2020). The margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

	Credit				LIBOR Rate		Base Rate
Level	Rating				Margin		Margin
I	A-	/	A3	(or higher)	85.0	bps	—	bps
II	BBB+	/	Baa1		90.0	bps	—	bps
III	BBB	/	Baa2		100.0	bps	—	bps
IV	BBB-	/	Baa3		125.0	bps	25.0	bps
V	<BBB-	/	Baa3		165.0	bps	65.0	bps

For purposes of the BMO Term Loan, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2020, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum, which matured on August 26, 2020. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of December 31, 2020, the effective interest rate on the BMO Term Loan was 3.64% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of December 31, 2020.

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

As of December 31, 2020 and December 31, 2019, there were $3.5 million and no borrowings outstanding under the BAML Revolver, respectively. The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.20% over LIBOR at December 31, 2020) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at December 31, 2020). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.25% at December 31, 2020). The amount of any applicable facility fee, and the margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

							Base
					LIBOR Rate	Facility	Rate
Level	Credit Rating				Margin	Fee	Margin
I	A-	/	A3	(or higher)	0.825%	0.125%	0.000%
II	BBB+	/	Baa1		0.875%	0.150%	0.000%
III	BBB	/	Baa2		1.000%	0.200%	0.000%
IV	BBB-	/	Baa3		1.200%	0.250%	0.200%
V	<BBB-	/	Baa3		1.550%	0.300%	0.550%

For purposes of the BAML Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2020, the Company’s credit rating from Moody’s Investors Service was Baa3.

Based upon the Company’s credit rating, as of December 31, 2020, the interest rate on the BAML Revolver was 1.34% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2020 was approximately 1.65% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2019 was approximately 3.67% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.35% over LIBOR at December 31, 2020) or (ii) a margin over the base rate depending on the Company’s credit rating

(0.35% over the base rate at December 31, 2020). The margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

					LIBOR Rate	Base Rate
Level	Credit Rating				Margin	Margin
I	A-	/	A3	(or higher)	0.900%	0.000%
II	BBB+	/	Baa1		0.950%	0.000%
III	BBB	/	Baa2		1.100%	0.100%
IV	BBB-	/	Baa3		1.350%	0.350%
V	<BBB-	/	Baa3		1.750%	0.750%

For purposes of the BAML Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2020, the Company’s credit rating from Moody’s Investors Service was Baa3.

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into interest rate swap transactions. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021. Accordingly, based upon the Company’s credit rating, as of December 31, 2020, the effective interest rate on the BAML Term Loan was 2.47% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BAML Credit Facility financial covenants as of December 31, 2020.

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

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BAML Credit Facility, the BMO Credit Agreement and the JPM Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. The Company was in compliance with the Senior Notes financial covenants as of December 31, 2020.

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

The following table summarizes the notional and fair value of our derivative financial instruments at December 31, 2020. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair Value (2) at December 31,
(in thousands)	Value	Rate	Date	Date	2020	2019

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$(2,947)	$3,022
2019 JPM Interest Rate Swap	$100,000	2.44%	Mar-19	Nov-21	$(2,102)	$(1,634)
2019 BMO Interest Rate Swap (1)	$220,000	2.39%	Aug-20	Jan-24	$(12,262)	$(5,107)
2013 BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$—	$(963)

(1) The Notional Value will decrease to $165 million on November 30, 2021.
(2) Classified within Level 2 of the fair value hierarchy.

On December 31, 2020, the 2017 Interest Rate Swap, 2019 JPM Interest Rate Swap and 2019 BMO Interest Rate Swap were reported as liabilities with an aggregate fair value of approximately $17.3 million and are included in other liabilities: derivative liabilities in the consolidated balance sheet at December 31, 2020.

The gain/(loss) on the Company’s Interest Rate Swaps that was recorded in OCI and the accompanying consolidated statements of income as a component of interest expense for the years ended December 31, 2020, 2019 and 2018, respectively, was as follows:

(in thousands)	Year Ended December 31,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2020	2019	2018

Amounts of gain (loss) recognized in OCI	$(20,380)	$(15,119)	$5,321
Amounts of previously recorded gain/(loss) reclassified from OCI into Interest Expense	$(7,751)	$4,328	$2,722

Total amount of Interest Expense presented in the consolidated statements of operations	$36,026	$36,757	$38,374

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $9.0 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

On June 4, 2020 and December 10, 2019, the Company granted 58,998 and 38,046 shares, respectively, under the Plan to non-employee directors at a compensation cost of approximately $337,000 at each grant date, which is included in general and administrative expenses in the consolidated statements of income. Such shares were fully vested on the date of issuance. There are currently 1,847,384 shares available for grant under the Plan.

	Shares Available	Compensation
(in thousands)	for Grant	Cost

Balance, December 31, 2016, 2017 and 2018	1,944,428
Shares granted 2019	(38,046)	$337,000
Balance December 31, 2019	1,906,382	337,000
Shares granted 2020	(58,998)	337,000
Balance December 31, 2020	1,847,384	$674,000

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a taxable REIT subsidiary (“TRS”). In the case of TRSs, the Company’s ownership of securities in all TRSs generally cannot exceed 20% (25% of taxable years beginning on or before December 31, 2017) of the value of all of the Company’s assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company’s assets. FSP Investments LLC and FSP

Protective TRS Corp. are the Company’s taxable REIT subsidiaries operating as taxable corporations under the Code. The TRSs have gross amounts of net operating losses (“NOLs”) available to those taxable corporations of $4.6 million and $4.4 million as of each of December 31, 2020 and 2019, respectively. The NOLs created prior to 2018 will expire between 2030 and 2047 and the NOLs generated after 2017 will not expire. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.

Income taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company’s assets and liabilities. In estimating future tax consequences, potential future events are considered except for potential changes in income tax law or in rates.

The Company adopted an accounting pronouncement related to uncertainty in income taxes effective January 1, 2007, which did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption. Accrued interest and penalties will be recorded as income tax expense if the Company records a liability in the future. The Company’s effective tax rate was not affected by the adoption. The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2017 and thereafter.

The Company is subject to a business tax known as the Revised Texas Franchise Tax. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax. The Company recorded a provision for the Revised Texas Franchise Tax of $0.3 million, $0.4 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured. The gross amount of NOLs available to the Company was $13.0 million as of each of December 31, 2020, 2019 and 2018.

Income Tax Expense

The income tax expense reflected in the consolidated statements of income relates primarily the Revised Texas Franchise Tax. FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties and the tax expense associated with these activities are reported as Other Taxes in the table below:

	For the Year Ended December 31,
(Dollars in thousands)	2020	2019	2018

Revised Texas Franchise Tax	$250	$394	$319
Other Taxes	—	(125)	41
Tax expense	$250	$269	$360

Taxes on income are a current tax expense. No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

At December 31, 2020, the Company’s net tax basis of its real estate assets is more than the amount set forth in the Company’s consolidated balance sheets by $253.0 million and at December 31, 2019, the Company’s net tax basis of its real estate assets is more than the amount set forth in the Company’s consolidated balance sheets by $195.0 million.

Reconciliation Between GAAP Net Income and Taxable Income

The following reconciles GAAP net income to taxable income for the years ended December 31, 2020, 2019 and 2018.

	For the year ended December 31,
(in thousands)	2020	2019	2018

Net income per GAAP	$32,615	$6,475	$13,069
Adjustments to GAAP net income:
GAAP depreciation and amortization	88,244	90,507	93,675
Tax depreciation and amortization	(79,542)	(66,376)	(62,657)
Tax basis more than GAAP basis on assets sold	(11,450)	—	—
Straight line rent adjustment, net	(1,685)	(10,462)	(1,350)
Deferred rent, net	1,956	535	210
Non-taxable distributions	—	—	(710)
Other, net	390	4,099	(6,651)
Taxable income	30,528	24,778	35,586
Less: Capital gains recognized	7,576	—	—
Taxable income subject to distribution requirement	$22,952	$24,778	$35,586

Tax Components

The following summarizes the tax components of the Company’s common distributions paid per share for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
	Per Share	%	Per Share	%	Per Share	%
Ordinary income (1)	$0.28	77.51%	$0.25	69.96%	$0.35	76.39%
Capital gain	0.06	16.72%	—	—%	—	—%
Return of capital	0.02	5.77%	0.11	30.04%	0.11	23.61%
Total	$0.36	100%	$0.36	100%	$0.46	100%

(1)	The 2019 Ordinary income amount includes a qualified distribution, which is a subset of, and included in, the ordinary income amount and is $0.009 per share or 2.52% of total distributions.

8. Leases

Leases as a Lessee:

The Company entered into a noncancelable contract with a third party to obtain office space that commenced on September 1, 2010. The contract was amended on October 25, 2016 to extend the contract through September 30, 2024. As of December 31, 2020, the Company’s right-of-use asset was $1.4 million, which is included in prepaid and other assets on the consolidated balance sheet as of December 31, 2020.

The Company has an option to extend the terms of its office space lease with one 5-year extension option. As of December 31, 2020, the exercise of the extension option was not reasonably certain. Therefore, the extension option is not recognized as part of the Company’s right-of-use asset and lease liability.

A discount rate equal to the Company’s incremental borrowing rate was applied to the future monthly contractual lease payments remaining as of December 31, 2020 to compute the lease liability. The incremental borrowing rate is the rate equal to the closest borrowing under the BAML Revolver at the time of the Company’s adoption of ASU 2016-02.

Lease Costs
	Year Ended
(in thousands)	December 31, 2020	December 31, 2019
Operating lease cost	$419	$419
	$419	$419

Other information
Cash paid for amounts included in the measurement of lease liabilities	421	412
Weighted average remaining lease terms in years - operating leases	3.75	4.75
Weighted average discount rate - operating leases	3.86%	3.86%

Maturity analysis for liabilities	Total
	Undiscounted
(in thousands)	Cash Flows
Discount rate at commencement	3.86%
2021	$429
2022	438
2023	447
2024	340
	$1,654

Present value lease liability	$1,536

Difference between undiscounted cash flows and discounted cash flows	$118

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

For the year ended December 31, 2020 and 2019, the Company recognized the following amounts of income relating to lease payments:

Income relating to lease payments:
	Year Ended
(in thousands)	December 31, 2020	December 31, 2019
Income from leases (1)	$242,209	$256,250
	$242,209	$256,250

Undiscounted Cash Flows	Year ending
(in thousands)	December 31,
2021	162,676
2022	146,031
2023	138,363
2024	127,269
2025	107,596
2026 and thereafter	361,423
	$1,043,358

(1) Amounts recognized from variable lease payments were variable lease payments $61,310 and $64,421 for the years ended December 31, 2020 and 2019, respectively.

9.   Retirement Plan

In 2006, the Company established a 401(k) plan to cover eligible employees, which permitted deferral of up to $17,000 per year (indexed for inflation) into the 401(k) plan, subject to certain limitations imposed by the Internal Revenue Code. An employee’s elective deferrals are immediately vested upon contribution to the 401(k) plan. The Company matches employee contributions to the 401(k) plan dollar for dollar up to 3% of each employee’s annual compensation up to $200,000. In addition, we may elect to make an annual discretionary profit-sharing contribution. The Company’s total contribution under the 401(k) plan amounted to $0.1 million, $0.2 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

10.   Dispositions of Property

The Company sold an office property located in Durham, North Carolina on December 23, 2020 with a sales price of approximately $89.7 million, at a gain of approximately $41.9 million.

11.   Subsequent Events

On January 15, 2021, the Board of Directors of the Company declared a cash distribution of $0.09 per share of common stock payable on February 18, 2021 to stockholders of record on January 29, 2021.

12.   Selected Unaudited Quarterly Information

Selected unaudited quarterly information is shown in the following table:

	2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)

Revenue	$62,983	$60,808	$62,247	$59,810

Net income (loss)	$(1,071)	$(2,075)	$(1,679)	$37,440

Basic and diluted net income (loss) per share	$(0.01)	$(0.02)	$(0.02)	$0.35

Weighted average number of shares outstanding	107,269	107,287	107,328	107,328

	2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)

Revenue	$64,716	$66,813	$68,539	$68,997

Net income (loss)	$(1,205)	$1,633	$2,399	$3,648

Basic and diluted net income (loss) per share	$(0.01)	$0.02	$0.02	$0.03

Weighted average number of shares outstanding	107,231	107,231	107,231	107,240

Schedule II

Franklin Street Properties Corp.

Valuation and qualifying accounts:

		Additions
		(Decreases)
	Balance at	charged to		Balance
(in thousands)	beginning	costs and		at end
Classification	of year	expenses	Deductions	of year

Allowance for doubtful accounts
2018	$250	$128	$(178)	$200
2019	200	213	(113)	300
2020	300	340	(135)	505

Straight-line rent allowance for doubtful accounts
2018	$50	$—	$—	$50
2019	50	—	—	50
2020	50	—	(50)	—

SCHEDULE III

FRANKLIN STREET PROPERTIES CORP.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2020

		Initial Cost			Historical Cost
				Costs
				Capitalized		Buildings			Total Costs,
			Buildings	(Disposals)		Improvements			Net of	Depreciable				Date of
	Encumbrances		Improvements	Subsequent to		and		Accumulated	Accumulated	Life			Year	Acquisition
Description	(1)	Land	and Equipment	Acquisition	Land	Equipment	Total (2)	Depreciation	Depreciation	Years			Built	(3)

	(in thousands)
Commercial Properties:
Forest Park, Charlotte, NC	—	$1,559	$5,672	$843	$1,559	$6,515	$8,074	2,197	$5,877	5	-	39	1999	1999
Meadow Point, Chantilly, VA	—	2,634	18,911	8,214	2,634	27,125	29,759	14,512	15,247	5	-	39	1999	2001
Timberlake, Chesterfield, MO	—	2,984	38,661	10,549	2,984	49,210	52,194	23,645	28,549	5	-	39	1999	2001
Northwest Point, Elk Grove Village, IL	—	2,914	26,295	12,401	2,914	38,696	41,610	19,497	22,113	5	-	39	1999	2001
Timberlake East, Chesterfield, MO	—	2,626	17,608	5,377	2,626	22,985	25,611	11,052	14,559	5	-	39	2000	2002
Park Ten, Houston, TX	—	1,061	21,303	6,899	567	28,696	29,263	13,225	16,038	5	-	39	1999	2002
Addison, Addison, TX	—	4,325	48,040	12,106	4,325	60,146	64,471	23,625	40,846	5	-	39	1999	2002
Collins, Richardson, TX	—	4,000	42,598	8,497	4,000	51,095	55,095	23,307	31,788	5	-	39	1999	2003
Greenwood, Englewood, CO	—	3,100	30,201	11,770	3,100	41,971	45,071	18,663	26,408	5	-	39	2000	2005
River Crossing, Indianapolis, IN	—	3,000	36,926	6,448	3,000	43,374	46,374	16,740	29,634	5	-	39	1998	2005
Innsbrook, Glenn Allen, VA	—	5,000	40,216	8,945	5,000	49,161	54,161	19,141	35,020	5	-	39	1999	2003
380 Interlocken, Bloomfield, CO	—	8,275	34,462	12,624	8,275	47,086	55,361	17,122	38,239	5	-	39	2000	2003
Blue Lagoon, Miami, FL	—	6,306	46,124	18,068	6,306	64,192	70,498	14,998	55,500	5	-	39	2002	2003
Eldridge Green, Houston, TX	—	3,900	43,791	5,548	3,900	49,339	53,239	19,925	33,314	5	-	39	1999	2004
Liberty Plaza, Addison, TX	—	4,374	21,146	8,976	4,374	30,122	34,496	12,090	22,406	5	-	39	1985	2006
One Overton, Atlanta, GA	—	3,900	77,229	17,781	3,900	95,010	98,910	37,025	61,885	5	-	39	2002	2006
390 Interlocken, Broomfield, CO	—	7,013	37,751	14,197	7,013	51,948	58,961	18,480	40,481	5	-	39	2002	2006
Park Ten II, Houston, TX	—	1,300	31,712	6,979	1,300	38,691	39,991	11,764	28,227	5	-	39	2006	2006
Dulles Virginia, Sterling, VA	—	4,813	13,285	6,714	4,813	19,999	24,812	7,295	17,517	5	-	39	1999	2008
Stonecroft, Chantilly, VA	—	2,102	18,003	1,814	2,102	19,817	21,919	5,116	16,803	5	-	39	2008	2009
121 South Eight Street, Minneapolis, MN	—	4,444	15,214	24,592	4,444	39,806	44,250	10,917	33,333	5	-	39	1974	2010
801 Marquette Ave South, Minneapolis, MN	—	4,184	—	22,295	4,184	22,295	26,479	1,836	24,643	5	-	39	1923	2010
909 Davis, Evanston, IL	—	4,912	18,229	8,112	4,912	26,341	31,253	6,985	24,268	5	-	39	2002	2011
Legacy Tennyson Center, Plano, TX	—	3,067	22,064	3,411	3,067	25,475	28,542	6,390	22,152	5	-	39	2008	2011
One Legacy Circle, Plano, TX	—	2,590	36,608	3,783	2,590	40,391	42,981	10,600	32,381	5	-	39	2008	2011
One Ravinia Drive, Atlanta, GA	—	2,686	35,125	12,471	2,686	47,596	50,282	10,821	39,461	5	-	39	1985	2012
Two Ravinia Drive, Atlanta, GA	—	7,375	58,726	12,259	7,375	70,985	78,360	11,630	66,730	5	-	39	1987	2015
Westchase I & II, Houston, TX	—	8,491	121,508	14,548	8,491	136,056	144,547	29,975	114,572	5	-	39	2008	2012
1999 Broadway, Denver CO	—	16,334	137,726	38,338	16,334	176,064	192,398	34,199	158,199	5	-	39	1986	2013
999 Peachtree, Atlanta, GA	—	10,187	107,727	23,820	10,187	131,547	141,734	25,096	116,638	5	-	39	1987	2013
1001 17th Street, Denver, CO	—	17,413	165,058	22,284	17,413	187,342	204,755	35,495	169,260	5	-	39	2006	2013
Plaza Seven, Minneapolis, MN	—	6,604	54,240	11,073	6,604	65,313	71,917	9,175	62,742	5	-	39	1987	2016
Pershing Plaza, Atlanta, GA	—	5,300	34,158	2,040	5,300	36,198	41,498	4,110	37,388	5	-	39	1989	2016
600 17th Street, Denver, CO	—	20,876	99,941	11,050	20,876	110,991	131,867	12,069	119,798	5	-	39	1982	2016
Balance — Real Estate	—	$189,649	$1,556,258	$394,826	$189,155	$1,951,578	$2,140,733	$538,717	$1,602,016

(1)	There are no encumbrances on the above properties.
(2)	The aggregate cost for Federal Income Tax purposes is $2,419,780.
(3)	Original date of acquisition by Sponsored Entity.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,
(in thousands)	2020	2019	2018
Real estate investments, at cost:
Balance, beginning of year	$2,127,907	$2,058,352	$2,008,823
Improvements	75,472	74,324	53,279
Dispositions	(62,646)	(4,769)	(3,750)
Balance, end of year - Real Estate	$2,140,733	$2,127,907	$2,058,352

Accumulated depreciation:
Balance, beginning of year	$490,697	$432,579	$376,131
Depreciation	67,001	62,887	60,198
Dispositions	(18,981)	(4,769)	(3,750)
Balance, end of year - Accumulated Depreciation	$538,717	$490,697	$432,579