Form 10-Q
period 2021-03-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2021-05-04
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021.

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

The number of shares of common stock outstanding as of April 30, 2021 was 107,328,199.

Franklin Street Properties Corp.
Form 10-Q

Quarterly Report
March 31, 2021

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Franklin Street Properties Corp.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share and par value amounts)	2021	2020
Assets:
Real estate assets:
Land	$189,155	$189,155
Buildings and improvements	1,954,838	1,938,629
Fixtures and equipment	13,308	12,949
	2,157,301	2,140,733
Less accumulated depreciation	555,688	538,717
Real estate assets, net	1,601,613	1,602,016
Acquired real estate leases, less accumulated amortization of $53,670 and $55,447, respectively	25,836	28,206
Cash, cash equivalents and restricted cash	4,113	4,150
Tenant rent receivables	4,337	7,656
Straight-line rent receivable	69,743	67,789
Prepaid expenses and other assets	5,873	5,752
Related party mortgage loan receivables	21,000	21,000
Office computers and furniture, net of accumulated depreciation of $1,459 and $1,443, respectively	147	163
Deferred leasing commissions, net of accumulated amortization of $26,384 and $30,411, respectively	56,771	56,452
Total assets	$1,789,433	$1,793,184

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$27,500	$3,500
Term loans payable, less unamortized financing costs of $2,332 and $2,677, respectively	717,668	717,323
Series A & Series B Senior Notes, less unamortized financing costs of $781 and $822, respectively	199,219	199,178
Accounts payable and accrued expenses	63,456	72,058
Accrued compensation	1,390	3,918
Tenant security deposits	8,041	8,677
Lease liability	1,444	1,536
Other liabilities: derivative liabilities	13,698	17,311
Acquired unfavorable real estate leases, less accumulated amortization of $3,959 and $4,031, respectively	1,433	1,592
Total liabilities	1,033,849	1,025,093

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 107,328,199 and 107,328,199 shares issued and outstanding, respectively	11	11
Additional paid-in capital	1,357,131	1,357,131
Accumulated other comprehensive loss	(13,698)	(17,311)
Accumulated distributions in excess of accumulated earnings	(587,860)	(571,740)
Total stockholders’ equity	755,584	768,091
Total liabilities and stockholders’ equity	$1,789,433	$1,793,184

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020

Revenues:
Rental	$58,623	$62,567
Related party revenue:
Management fees and interest income from loans	410	403
Other	6	13
Total revenues	59,039	62,983
Expenses:
Real estate operating expenses	15,939	17,298
Real estate taxes and insurance	12,366	11,762
Depreciation and amortization	24,381	22,338
General and administrative	4,146	3,525
Interest	8,600	9,063
Total expenses	65,432	63,986

Loss before taxes	(6,393)	(1,003)
Tax expense	67	68

Net loss	$(6,460)	$(1,071)

Weighted average number of shares outstanding, basic and diluted	107,328	107,269

Net loss per share, basic and diluted	$(0.06)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the
	Three Months Ended
	March 31,
(in thousands)	2021	2020

Net loss	$(6,460)	$(1,071)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	3,613	(18,353)

Total other comprehensive income (loss)	3,613	(18,353)

Comprehensive loss	$(2,847)	$(19,424)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands, except per share amounts)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2019	107,269	$11	$1,356,794	$(4,682)	$(565,727)	$786,396
Comprehensive loss	—	—	—	(18,353)	(1,071)	(19,424)
Distributions $0.09 per share of common stock	—	—	—	—	(9,654)	(9,654)
Balance, March 31, 2020	107,269	$11	$1,356,794	$(23,035)	$(576,452)	$757,318

Balance, December 31, 2020	107,328	$11	$1,357,131	$(17,311)	$(571,740)	$768,091
Comprehensive income (loss)	—	—	—	3,613	(6,460)	(2,847)
Distributions $0.09 per share of common stock	—	—	—	—	(9,660)	(9,660)
Balance, March 31, 2021	107,328	$11	$1,357,131	$(13,698)	$(587,860)	$755,584

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(6,460)	$(1,071)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	25,088	23,086
Amortization of above and below market leases	(32)	(73)
Decrease in allowance for doubtful accounts and write-off of accounts receivable	—	(13)
Changes in operating assets and liabilities:
Tenant rent receivables	3,319	255
Straight-line rents	(1,904)	(966)
Lease acquisition costs	(50)	(470)
Prepaid expenses and other assets	(532)	(644)
Accounts payable and accrued expenses	(9,564)	(8,215)
Accrued compensation	(2,528)	(2,065)
Tenant security deposits	(636)	269
Payment of deferred leasing commissions	(5,056)	(2,892)
Net cash provided by operating activities	1,645	7,201
Cash flows from investing activities:
Property improvements, fixtures and equipment	(16,022)	(20,054)
Net cash used in investing activities	(16,022)	(20,054)
Cash flows from financing activities:
Distributions to stockholders	(9,660)	(9,654)
Borrowings under bank note payable	36,500	35,000
Repayments of bank note payable	(12,500)	(5,000)
Net cash provided by financing activities	14,340	20,346
Net increase (decrease) in cash, cash equivalents and restricted cash	(37)	7,493
Cash, cash equivalents and restricted cash, beginning of year	4,150	9,790
Cash, cash equivalents and restricted cash, end of period	$4,113	$17,283

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$5,870	$5,899
Taxes	$24	$—
Non-cash investing activities:
Accrued costs for purchases of real estate assets	$9,585	$9,645

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

As of March 31, 2021, the Company owned and operated a portfolio of real estate consisting of 33 operating properties, one redevelopment property and two managed Sponsored REITs and held one promissory note secured by a mortgage on real estate owned by a Sponsored REIT. From time-to-time, the Company may acquire real estate or make additional secured loans. The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s number of operating properties and rentable square feet of real estate. As of March 31, 2021 and March 31, 2020, the Company had one and three redevelopment properties, respectively, which are excluded from the table.

	As of March 31,
	2021	2020
Operating Properties:
Number of properties	33	32
Rentable square feet	9,548,810	9,506,513

Basis of Presentation

The unaudited consolidated financial statements of the Company include all of the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other period.

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

	March 31,	March 31,
(in thousands)	2021	2020
Cash and cash equivalents	$2,613	$17,283
Restricted cash	1,500	—
Total cash, cash equivalents and restricted cash	$4,113	$17,283

Recent Accounting Standards

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

2.  Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At each of March 31, 2021 and December 31, 2020, the Company held a non-controlling common stock interest in two Sponsored REITs in which the Company no longer shares in economic benefit or risk.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancellable with 30 days notice. Asset management fee income from non-consolidated entities amounted to approximately $16,000 and $21,000 for the three months ended March 31, 2021 and 2020, respectively.

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

The Company anticipates the Sponsored REIT Loan will be repaid at maturity or earlier from refinancing, long term financings of the underlying property, cash flows from the underlying property or some other capital event. The Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two years.

The following is a summary of the Sponsored REIT Loan outstanding as of March 31, 2021:

			Maximum	Amount	Interest
(dollars in thousands, except footnotes)		Maturity	Amount	Outstanding	Rate at
Sponsored REIT	Location	Date	of Loan	31-Mar-21	31-Mar-21

Mortgage loan secured by property
FSP Monument Circle LLC (1)	Indianapolis, IN	6-Dec-22	$21,000	$21,000	7.51%

			$21,000	$21,000

(1)	The interest rate is a fixed rate and this mortgage loan includes an origination fee of $164,000 and an exit fee of $38,000 when repaid by the borrower.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $394,000 and $382,000 for the three months ended March 31, 2021 and 2020, respectively. The financial instrument was classified within Level 3 of the fair value hierarchy and had a fair value of approximately $20.3 million as of March 31, 2021.

On December 6, 2020, the Company entered into a second amendment to the Sponsored REIT Loan which qualified as a troubled debt restructuring. The amendment extended the maturity date of the loan for two years and increased the interest rate from 7.19% to 7.51%. There were no commitments to lend additional funds to the Sponsored REIT and the loan is fully collateralized by the mortgage held on the Sponsored REIT's property. Repayment of the Sponsored REIT Loan outstanding with FSP Monument Circle LLC is expected to be provided substantially through the operation or sale of the collateral.

3.  Bank Note Payable, Term Loans Payable and Senior Notes

JPM Term Loan

On August 2, 2018, the Company entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender (“JPMorgan”), and the other lending institutions party thereto (the “JPM Credit Agreement”), which provides a single unsecured bridge loan in the aggregate principal amount of $150 million (the “JPM Term Loan”). On December 24, 2020, the Company repaid a $50 million portion of the JPM Term Loan with a portion of the proceeds from the December 23, 2020 sale of its Durham, North Carolina property, and $100 million remains fully advanced and outstanding under the JPM Term Loan. The JPM Term Loan matures on November 30, 2021. The Company has the right to extend the maturity date of the JPM Term Loan by two additional six month periods, or until November 30, 2022, (subject to specified exceptions). The JPM Term Loan was previously evidenced by a Credit Agreement, dated November 30, 2016, among the Company, JPMorgan, as administrative agent and lender, and the other lending institutions party thereto, as amended by a First Amendment, dated October 18, 2017.

The JPM Term Loan bears interest at either (i) a number of basis points over a LIBOR-based rate depending on the Company’s credit rating (125.0 basis points over the LIBOR-based rate at March 31, 2021) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25.0 basis points over the base rate at March 31, 2021).

Although the interest rate on the JPM Term Loan is variable under the JPM Credit Agreement, the Company fixed the LIBOR-based rate on a portion of the JPM Term Loan by entering into interest rate swap transactions. On March 7, 2019, the Company entered into ISDA Master Agreements with various financial institutions to hedge a $100 million portion of the future LIBOR-based rate risk under the JPM Credit Agreement. Effective March 29, 2019, the Company fixed the LIBOR-based rate at 2.44% per annum on a $100 million portion of the JPM Term Loan until November 30, 2021. Accordingly, based upon the Company’s credit rating, as of March 31, 2021, the effective interest rate on the remaining $100 million portion of the JPM Term Loan was 3.69% per annum.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the JPM Term Loan financial covenants as of March 31, 2021.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (125 basis points over LIBOR at March 31, 2021) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25 basis points over the base rate at March 31, 2021).

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum, which matured on August 26, 2020. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of March 31, 2021, the effective interest rate on the BMO Term Loan was 3.64% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or the administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of March 31, 2021.

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

As of March 31, 2021, there were $27.5 million of borrowings outstanding under the BAML Revolver. The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.20% over LIBOR at March 31, 2021) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at March 31, 2021). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.25% at March 31, 2021).

Based upon the Company’s credit rating, as of March 31, 2021, the interest rate on the BAML Revolver was 1.31% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the three months ended March 31, 2021 was approximately 1.31% per annum. As of December 31, 2020, there were $3.5 million of borrowings outstanding under the BAML Revolver. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2020 was approximately 1.65% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.35% over LIBOR at March 31, 2021) or (ii) a margin over the base rate depending on the Company’s credit rating (0.35% over the base rate at March 31, 2021).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into interest rate swap transactions. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021. Accordingly, based upon the Company’s credit rating, as of March 31, 2021, the effective interest rate on the BAML Term Loan was 2.47% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BAML Credit Facility financial covenants as of March 31, 2021.

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

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BAML Credit Facility, the BMO Credit Agreement and the JPM Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. The Company was in compliance with the Senior Notes financial covenants as of March 31, 2021.

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

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at March 31, 2021. The notional value is an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair Value (2) at
(in thousands)	Value	Rate	Date	Date	March 31, 2021	December 31, 2020

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$(1,981)	$(2,947)
2019 JPM Interest Rate Swap	$100,000	2.44%	Mar-19	Nov-21	$(1,540)	$(2,102)
2019 BMO Interest Rate Swap (1)	$220,000	2.39%	Aug-20	Jan-24	$(10,177)	$(12,262)

(1) The Notional Value will decrease to $165 million on November 30, 2021.
(2) Classified within Level 2 of the fair value hierarchy.

On March 31, 2021, the 2017 Interest Rate Swap, 2019 JPM Interest Rate Swap and 2019 BMO Interest Rate Swap were reported as liabilities with an aggregate fair value of approximately $13.7 million and are included in other liabilities: derivative liabilities in the consolidated balance sheet at March 31, 2021.

The gain/(loss) on the Company’s Interest Rate Swaps that was recorded in other comprehensive income (loss) (OCI) and the accompanying consolidated statements of operations as a component of interest expense for the three months ended March 31, 2021 and 2020, respectively, was as follows:

(in thousands)	Three Months Ended March 31,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2021	2020

Amounts of gain (loss) recognized in OCI	$807	$(18,389)
Amounts of previously recorded gain/(loss) reclassified from OCI into Interest Expense	$(2,806)	$(36)

Total amount of Interest Expense presented in the consolidated statements of operations	$8,600	$9,063

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $7.1 million of the current balance held in accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months.

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

5.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at each of March 31, 2021 and 2020.

6.  Stockholders’ Equity

As of March 31, 2021, the Company had 107,328,199 shares of common stock outstanding. The Company declared and paid dividends as follows (in thousands, except per share amounts):

	Dividends Per	Total
Quarter Paid	Share	Dividends

First quarter of 2021	$0.09	$9,660

First quarter of 2020	$0.09	$9,654

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

On June 4, 2020, the Company granted 58,998 shares under the Plan to non-employee directors at a compensation cost of approximately $337,000, which was recognized during the year ended December 31, 2020 and is included in general and administrative expenses for such period. Such shares were fully vested on the date of issuance. There are currently 1,847,384 shares available for grant under the Plan.

Shares Available	Compensation

(in thousands)	for Grant	Cost

Balance December 31, 2019	1,906,382	337,000
Shares granted 2020	(58,998)	337,000
Balance December 31, 2020	1,847,384	$674,000
Shares granted 2021	-	-
Balance March 31, 2021	1,847,384	$674,000

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a taxable REIT subsidiary (“TRS”). In the case of TRSs, the Company’s ownership of securities in all TRSs generally cannot exceed 20% (25% of taxable years beginning on or before December 31, 2017) of the value of all of the Company’s assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company’s assets. FSP Investments LLC and FSP Protective TRS Corp. are the Company’s taxable REIT subsidiaries operating as taxable corporations under the Code. The TRSs have gross amounts of net operating losses (“NOLs”) available to those taxable corporations of $4.6 million and $4.4 million as of each of December 31, 2020, and 2019 respectively. The NOLs created prior to 2018 will expire between 2030 and 2047 and the NOLs generated after 2017 will not expire. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.

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

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use NOLs to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs generated prior to December 31, 2018 will expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured. The gross amount of NOLs available to the Company was $13.0 million as of each of March 31, 2021 and December 31, 2020.

Income Tax Expense

The Company is subject to a business tax known as the Revised Texas Franchise Tax. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax. The Company recorded a provision for the Revised Texas Franchise Tax of $67,000 and $68,000 for the three months ended March 31, 2021 and 2020, respectively.

The income tax expense reflected in the consolidated statements of operations relates primarily to a franchise tax on the Company’s Texas properties.

	For the Three Months Ended March 31,
(Dollars in thousands)	2021	2020

Revised Texas Franchise Tax	$67	$68
Other Taxes	—	—
Tax expense	$67	$68

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

For the three months ended March 31, 2021 and 2020, the Company recognized the following amounts of income relating to lease payments:

Income relating to lease payments:
	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Income from leases (1)	$56,709	$61,529
	$56,709	$61,529

(1) Amounts recognized from variable lease payments were $14,688 and $15,629 for the three months ended March 31, 2021 and 2020, respectively.

9.  Subsequent Events

On April 2, 2021, the Board of Directors of the Company declared a cash distribution of $0.09 per share of common stock payable on May 7, 2021 to stockholders of record on April 16, 2021.

On March 5, 2021, the Company entered into a Purchase and Sale Agreement with a third-party buyer for the disposition of three office properties located in Atlanta, Georgia for a purchase price of approximately $219.5 million. The buyer’s due diligence inspection period expired on April 15, 2021 and the Company had no assurance the sale was probable as of March 31, 2021. Assuming satisfaction of certain customary conditions to close, the closing of the sale of the properties is expected to take place on or about May 17, 2021; provided, however, that seller and buyer each have a one-time right to extend the closing date by up to thirty (30) days by providing notice to the other party at least three (3) business days prior to the then scheduled closing date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, adverse changes in general economic or local market conditions, including as a result of the COVID-19 pandemic and other potential infectious disease outbreaks and terrorist attacks or other acts of violence, which may negatively affect the markets in which we and our tenants operate, adverse changes in energy prices, which if sustained, could negatively impact occupancy and rental rates in the markets in which we own properties, including energy-influenced markets such as Dallas, Denver and Houston, changes in interest rates as a result of economic market conditions or a downgrade in our credit rating, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, uncertainties relating to fiscal policy, changes in government regulations and regulatory uncertainty, changes in energy prices, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, delays in construction schedules, unanticipated increases in construction costs, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A. “Risk Factors” below. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

As of March 31, 2021, approximately 7.8 million square feet, or approximately 80% of our total owned portfolio, was located in Atlanta, Dallas, Denver, Houston and Minneapolis.

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

In 2021, we determined that further debt reduction would provide greater financial flexibility and potentially increase shareholder value. Accordingly, we have adopted a strategy to dispose of certain properties in 2021 where we believe our valuation objective has been met. Pursuant to this strategy we anticipate dispositions in 2021 will result in estimated aggregate gross proceeds in the range of $350 million to $450 million. As we execute this strategy, our revenue and Funds From Operations are likely to decrease in the short term. Proceeds from these potential dispositions would be used primarily for the repayment of debt, which will likely decrease our interest expense in the short term. Further to this strategy, we previously announced that we entered into a purchase and sale agreement with respect to the following properties: One and Two Ravinia Drive in Atlanta, Georgia; and One Overton Park in Atlanta, Georgia. Aggregate gross proceeds under the purchase and sale agreement would be approximately $219.5 million. The potential sale of One and Two Ravinia Drive and

One Overton Park remain subject to customary closing conditions. These dispositions are expected to close in the second quarter of 2021.

Trends and Uncertainties

COVID-19 Outbreak

Beginning in January 2020, there was a global outbreak of COVID-19, which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. It has already disrupted global travel supply chains, adversely impacted global commercial activity, and its long-term economic impact remains uncertain. Considerable uncertainty still surrounds the COVID-19 pandemic and its potential effects on the population, as well as the availability and effectiveness of vaccines, therapeutics and any responses taken on a national and local level by government authorities and businesses. The travel restrictions, limits on hours of operations and/or closures of various businesses and other efforts to curb the spread of COVID-19 have significantly disrupted business activity globally, including in the markets where we own properties, and we expect them to have an adverse impact on our business. Many of our tenants are subject to various quarantine restrictions, and the restrictions could be in place for an extended period of time. The pandemic has had an adverse impact on economic and market conditions and triggered a global economic slowdown. The reduction in economic activity worldwide has had a significant negative effect on energy prices, which, if sustained, could have an adverse impact on occupancy and rental rates in energy-influenced markets such as Dallas, Denver and Houston, where we have a significant concentration of properties. However, the evolving nature of the pandemic makes it difficult to ascertain the long-term impact it will have on commercial real estate markets and our business. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to the performance of our properties and our financial results, such as the potential negative impact to the businesses of our tenants, the potential negative impact to leasing efforts and occupancy at our properties, the potential closure of certain of our assets for an extended period, uncertainty regarding future rent collection levels or requests for rent concessions from our tenants, the occurrence of a default under any of our debt agreements, the potential for increased borrowing costs, a potential downgrade in our credit rating that could lead to increased borrowing costs or reduce our access to funding sources in credit and capital markets, our ability to refinance existing indebtedness or to secure new sources of capital on favorable terms, fluctuations in our level of dividends, increased costs of operations, our ability to complete required capital expenditures in a timely manner and on budget, decrease in values of our real estate assets, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. We are unable to estimate the impact the COVID-19 pandemic will have on our future financial results at this time. See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

We have been following and directing our vendors to follow the guidelines from the Centers for Disease Control and other applicable authorities to minimize the spread of COVID-19 among our employees, tenants, vendors and visitors, as well as at our properties. We have implemented working from home policies for our employees. During the three months ended March 31, 2021 and as of April 30, 2021, all of our properties remained open for business. Although some of our tenants have requested rent concessions, and more tenants may request rent concessions or may not pay rent in the future, as of March 31, 2021, we had collected in excess of approximately 99% of rental receipts due in March 2021. Future rent concession requests or nonpayment of rent could lead to increased rent delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, extended lease terms, increased tenant improvement capital expenditures, or reduced rental rates to maintain occupancies. We review each rent concession request on a case by case basis and may or may not provide rent concessions, depending on the specific circumstances involved. Cash, cash equivalents and restricted cash were $4.1 million as of March 31, 2021. Management believes that existing cash, cash anticipated to be generated internally by operations and our existing availability under the BAML Revolver ($572.5 million as of March 31, 2021) will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real estate properties.

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

Real Estate Operations

As of March 31, 2021, our real estate portfolio was comprised of 33 operating properties, which we refer to as our operating properties, and one redevelopment property, which we refer to as our redevelopment property, that is in the process of being redeveloped. We collectively refer to our operating and our redevelopment properties as our owned portfolio. Our 33 operating properties were approximately 81.9% leased as of March 31, 2021, a decrease from 85.0% leased as of December 31, 2020. The 3.1% decrease in leased space was a result of the impact of lease expirations and terminations, which exceeded leasing completed during the three months ended March 31, 2021. As of March 31, 2021, we had approximately 1,725,000 square feet of vacancy in our operating properties compared to approximately 1,397,000 square feet of vacancy at December 31, 2020. During the three months ended March 31, 2021, we leased approximately 377,000 square feet of office space, of which approximately 370,000 square feet were with existing tenants, at a weighted average term of 9.3 years. On average, tenant improvements for such leases were $18.67 per square foot, lease commissions were $10.23 per square foot and rent concessions were approximately nine months of free rent. Average GAAP base rents under such leases were $28.46 per square foot, or 1.7% lower than average rents in the respective properties as applicable compared to the year ended December 31, 2020.

We reclassify redevelopment properties as operating properties when the property redevelopment is complete and leasing has stabilitized. Given the length of the redevelopment and lease-up process, the reclassification of a property may take a significant amount of time.

As of March 31, 2021, our sole redevelopment property was an approximately 111,000 square foot property known as Stonecroft in Chantilly, Virginia. The redevelopment of Stonecroft commenced in August 2020. We expect to incur total redevelopment and lease-up costs of $18.5 million, which includes significant interior work to make the space suitable for multiple tenants, or to accommodate a tenant with accredited security requirements. As of March 31, 2021, we had incurred approximately $2.3 million in redevelopment costs. We anticipate completing the redevelopment by July 31, 2021.

Our property known as Blue Lagoon in Miami, Florida, was substantially completed during the first quarter of 2021, and had previously been classified as a redevelopment property. As of March 31, 2021, the property had leases signed and a tenant occupying approximately 73.1% of the rentable square feet of the property. On September 13, 2019, we entered into a lease agreement with a new tenant with an initial term of 16 years for approximately 156,000 square feet, or 73.1% of the property’s rentable square feet.

As of March 31, 2021, leases for approximately 4.9% and 8.8% of the square footage in our owned portfolio are scheduled to expire during 2021 and 2022, respectively. As the second quarter of 2021 begins, we believe that our operating properties are well stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants. While leasing activity at our properties has continued, we believe that the COVID-19 pandemic and related containment and mitigation measures may limit or delay new tenant leasing during at least the second quarter of 2021 and potentially in future periods.

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

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Results of Operations

The following table shows financial results for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(in thousands)	2021	2020	Change
Revenues:
Rental	$58,623	$62,567	$(3,944)
Related party revenue:
Management fees and interest income from loans	410	403	7
Other	6	13	(7)
Total revenues	59,039	62,983	(3,944)
Expenses:
Real estate operating expenses	15,939	17,298	(1,359)
Real estate taxes and insurance	12,366	11,762	604
Depreciation and amortization	24,381	22,338	2,043
General and administrative	4,146	3,525	621
Interest	8,600	9,063	(463)
Total expenses	65,432	63,986	1,446

Loss before taxes	(6,393)	(1,003)	(5,390)
Tax expense	67	68	(1)

Net loss	$(6,460)	$(1,071)	$(5,389)

Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020:

Revenues

Total revenues decreased by $3.9 million to $59.0 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $3.9 million arising primarily from the sale of a property and a tenant bankruptcy in December 2020 and other losses of rental income from leases that expired after March 31, 2020 and during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. These decreases were partially offset by rental income earned from leases commencing after March 31, 2020. Our leased space in our operating properties was 81.9% at March 31. 2021 and 85.4% at March 31, 2020.

Expenses

Total expenses increased by $1.4 million to $65.4 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The increase was primarily a result of:

●	An increase to depreciation and amortization of approximately $2.0 million.
●	An increase in general and administrative expenses of $0.6 million, which was primarily from higher professional fees and personnel costs.

These increases were partially offset by:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $0.8 million.
●	A decrease in interest expense of approximately $0.4 million. The decrease was primarily from lower debt outstanding during the three months ended March 31, 2021 compared to the same period in 2020.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which increased $1,000 during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Net loss

Net loss for the three months ended March 31, 2021 was $6.5 million compared to a net loss of $1.1 million for the three months ended March 31, 2020, for the reasons described above.

Non-GAAP Financial Measures

Funds From Operations

The Company evaluates performance based on Funds From Operations, which we refer to as FFO, as management believes that FFO represents the most accurate measure of activity and is the basis for distributions paid to equity holders. The Company defines FFO as net income or loss (computed in accordance with GAAP), excluding gains (or losses) from sales of property, hedge ineffectiveness, acquisition costs of newly acquired properties that are not capitalized and lease acquisition costs that are not capitalized plus depreciation and amortization, including amortization of acquired above and below market lease intangibles and impairment charges on mortgage loans, properties or investments in non-consolidated REITs, and after adjustments to exclude equity in income or losses from, and, to include the proportionate share of FFO from, non-consolidated REITs.

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

The calculations of FFO are shown in the following table:

	For the
	Three Months Ended
	March 31,
(in thousands):	2021	2020
Net loss	$(6,460)	$(1,071)
Gain on sale of property	—	—
Depreciation and amortization	24,349	22,265
NAREIT FFO	17,889	21,194
Lease Acquisition costs	116	98

Funds From Operations	$18,005	$21,292

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

Net Operating Income (NOI)*

	Rentable
	Square
	Feet	Three Months Ended	Three Months Ended	Inc	%
(in thousands)	or RSF	31-Mar-21	31-Mar-20	(Dec)	Change
Region
East	573	$949	$1,325	$(376)	(28.4)%
MidWest	1,557	5,378	5,485	(107)	(2.0)%
South	4,387	12,423	13,290	(867)	(6.5)%
West	2,624	10,369	11,463	(1,094)	(9.5)%
Property NOI* from Operating Properties	9,141	29,119	31,563	(2,444)	(7.7)%
Dispositions and Redevelopment Properties (a)	519	642	1,311	(669)	(1.8)%
Property NOI*	9,660	$29,761	$32,874	$(3,113)	(9.5)%

Same Store		$29,119	$31,563	$(2,444)	(7.7)%

Less Nonrecurring
Items in NOI* (b)		32	26	6	(0.1)%

Comparative
Same Store		$29,087	$31,537	$(2,450)	(7.8)%

		Three Months Ended	Three Months Ended
Reconciliation to Net Income (Loss)		31-Mar-21	31-Mar-20
Net loss		$(6,460)	$(1,071)
Add (deduct):
Management fee income		(465)	(478)
Depreciation and amortization		24,381	22,338
Amortization of above/below market leases		(32)	(73)
General and administrative		4,146	3,525
Interest expense		8,600	9,063
Interest income		(394)	(382)
Non-property specific items, net		(15)	(48)

Property NOI*		$29,761	$32,874
(a)	We define redevelopment properties as properties being developed, redeveloped or where redevelopment is complete, but are in lease-up and that are not stabilized. We also include properties that have been placed in service, but that do not have operating activity for all periods presented.
(b)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the three months ended March 31, 2021 for our properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in non-consolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	March 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2021 (a)	Square Feet (b)

Forest Park	Charlotte	NC	1999/2020	64,198	22,136	34.5%	$25.93
Meadow Point	Chantilly	VA	1999	138,537	97,419	70.3%	24.72
Innsbrook	Glen Allen	VA	1999	298,183	170,680	57.2%	18.65
Loudoun Tech Center	Dulles	VA	1999	136,658	135,209	98.9%	20.73
Stonecroft (c)	Chantilly	VA	2008	111,469	—	—%	—
East total				749,045	425,444	56.8%	21.08
Northwest Point	Elk Grove Village	IL	1999	177,095	177,095	100.0%	29.90
909 Davis Street	Evanston	IL	2002	195,098	182,104	93.3%	40.68
River Crossing	Indianapolis	IN	1998	205,729	204,700	99.5%	25.16
Timberlake	Chesterfield	MO	1999	234,496	224,319	95.7%	32.88
Timberlake East	Chesterfield	MO	2000	117,036	97,866	83.6%	26.99
121 South 8th Street	Minneapolis	MN	1974	297,209	249,269	83.9%	23.75
801 Marquette Ave	Minneapolis	MN	1923/2017	129,821	48,021	37.0%	35.11
Plaza Seven	Minneapolis	MN	1987	330,096	283,024	85.7%	32.61
Midwest total				1,686,580	1,466,398	86.9%	30.49
Blue Lagoon Drive	Miami	FL	2002/2021	213,182	103,862	48.7%	26.23
One Overton Park	Atlanta	GA	2002	387,267	361,010	93.2%	21.58
Park Ten	Houston	TX	1999	157,460	112,962	71.7%	31.29
Addison Circle	Addison	TX	1999	289,325	242,194	83.7%	31.40
Collins Crossing	Richardson	TX	1999	300,887	251,241	83.5%	27.42

The information presented below provides the weighted average GAAP rent per square foot for the three months ended March 31, 2021 for our properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in non-consolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	March 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2021 (a)	Square Feet (b)

Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	$29.01
Park Ten Phase II	Houston	TX	2006	156,746	148,924	95.0%	29.14
Liberty Plaza	Addison	TX	1985	216,952	157,898	72.8%	23.12
Legacy Tennyson Center	Plano	TX	1999/2008	207,049	125,741	60.7%	15.28
One Legacy Circle	Plano	TX	2008	214,110	120,672	56.4%	38.79
One Ravinia Drive	Atlanta	GA	1985	386,602	306,537	79.3%	26.49
Two Ravinia Drive	Atlanta	GA	1987	411,047	276,594	67.3%	27.24
Westchase I & II	Houston	TX	1983/2008	629,025	329,609	52.4%	28.03
Pershing Park Plaza	Atlanta	GA	1989	160,145	158,447	98.9%	33.67
999 Peachtree	Atlanta	GA	1987	621,946	524,363	84.3%	34.52
South Total				4,600,142	3,468,453	75.4%	28.45
380 Interlocken	Broomfield	CO	2000	240,359	175,703	73.1%	33.73
1999 Broadway	Denver	CO	1986	680,255	480,940	70.7%	33.20
1001 17th Street	Denver	CO	1977/2006	655,420	627,958	95.8%	37.08
600 17th Street	Denver	CO	1982	610,730	526,877	86.3%	32.26
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	25.21
390 Interlocken	Broomfield	CO	2002	241,512	239,990	99.4%	33.03
West Total				2,624,512	2,247,704	85.6%	33.39

Total Owned Properties				9,660,279	7,607,999	78.8%	$29.89

(a)	Based on weighted occupied square feet for the three months ended March 31, 2021, including month-to-month tenants, divided by the Property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the three months ended March 31, 2021, per weighted occupied square foot.
(c)	We define redevelopment properties as properties being developed, redeveloped or where redevelopment is complete, but are in lease-up and that are not stabilized.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $4.1 million and $4.2 million at March 31, 2021 and December 31, 2020, respectively. The decrease of $0.1 million is attributable to $1.6 million provided by operating activities, less $16.0 million used for investing activities plus $14.3 million provided by financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. We have extension options on our JPM Term Loan and BAML Revolver (discussed below), which management expects to exercise, or we may seek to replace this indebtedness with new loans or extend the current loans. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real estate properties.

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2021 of $1.6 million is primarily attributable to a net loss of $6.5 million plus the add-back of $23.1 million of non-cash expenses, plus a decrease in tenant rent receivables of $3.3 million. These increases were partially offset by a decrease in accounts payable and accrued compensation of $12.1 million, an increase in payment of deferred leasing commissions of $5.1 million, an increase in tenant security deposits of $0.6 million and an increase in prepaid expenses and other assets of $0.5 million.

Investing Activities

Cash used for investing activities for the three months ended March 31, 2021 of $16.0 million is primarily attributable to purchases of other real estate assets and office equipment investments.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2021 of $14.3 million is primarily attributable to net borrowings on the BAML Revolver (as defined below) of $24.0 million and was partially offset by distributions paid to stockholders of $9.7 million.

JPM Term Loan

On August 2, 2018, the Company entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender (“JPMorgan”), and the other lending institutions party thereto (the “JPM Credit Agreement”), which provides a single unsecured bridge loan in the aggregate principal amount of $150 million (the “JPM Term Loan”). On December 24, 2020, the Company repaid $50 million of the JPM Term Loan with a portion of the proceeds from the December 23, 2020 sale of its Durham, North Carolina property, so that $100 million remains fully advanced and outstanding under the JPM Term Loan. The JPM Term Loan matures on November 30, 2021, which maturity date may be extended by two additional six-month periods, or until November 30, 2022 (subject to specified exceptions). The JPM Term Loan was previously evidenced by a Credit Agreement, dated November 30, 2016, among the Company, JPMorgan, as administrative agent and lender, and the other lending institutions party thereto, as amended by a First Amendment, dated October 18, 2017.

The JPM Term Loan bears interest at either (i) a number of basis points over a LIBOR-based rate depending on the Company’s credit rating (125.0 basis points over the LIBOR-based rate at March 31, 2021) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25.0 basis points over the base rate at March 31, 2021).

Although the interest rate on the JPM Term Loan is variable under the JPM Credit Agreement, the Company fixed the LIBOR-based rate on a portion of the JPM Term Loan by entering into interest rate swap transactions. On March 7, 2019, the Company entered into ISDA Master Agreements with various financial institutions to hedge a $100 million portion of the future LIBOR-based rate risk under the JPM Credit Agreement. Effective March 29, 2019, the Company fixed the LIBOR-based rate at 2.44% per annum on the $100 million remaining portion of the JPM Term Loan until November 30, 2021. Accordingly, based upon the Company’s credit rating, as of March 31, 2021, the effective interest rate on the JPM Term Loan was 3.69% per annum.

Based upon the Company’s credit rating, as of December 31, 2020, the weighted average interest rate on the unhedged $50 million portion of the JPM Term Loan during the year ended December 31, 2020 was approximately 1.90% per annum. The $50 million portion of the JPM Term Loan was repaid on December 24, 2020.

The JPM Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The JPM Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum leverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The JPM Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the JPM Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the JPM Credit Agreement immediately due and payable, and enforce any and all rights of the lenders or administrative agent under the JPM Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable. We were in compliance with the JPM Term Loan financial covenants as of March 31, 2021.

BMO Term Loan

On September 27, 2018, the Company entered into a Second Amended and Restated Credit Agreement with the lending institutions party thereto and Bank of Montreal, as administrative agent (the “BMO Credit Agreement”). The BMO Credit Agreement provides for a single, unsecured term loan borrowing in the amount of $220 million (the “BMO Term Loan”) that remains fully advanced and outstanding. The BMO Term Loan consists of a $55 million tranche A term loan and a $165 million tranche B term loan. The tranche A term loan matures on November 30, 2021 and the tranche B term loan matures on January 31, 2024. The BMO Credit Agreement also includes an accordion feature that allows up to $100 million of additional loans, subject to receipt of lender commitments and satisfaction of certain customary conditions.

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (125 basis points over LIBOR at March 31, 2021) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (25 basis points over the base rate at March 31, 2021).

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum, which expired on August 26, 2020. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of March 31, 2021, the effective interest rate on the BMO Term Loan was 3.64% per annum.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. We were in compliance with the BMO Term Loan financial covenants as of March 31, 2021.

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

As of March 31, 2021, there were borrowings of $27.5 million outstanding under the BAML Revolver. The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.20% over LIBOR at March 31, 2021) or (ii) a margin over the base rate depending on the Company’s credit rating (0.20% over the base rate at March 31, 2021). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.25% at March 31, 2021).

Based upon the Company’s credit rating, as of March 31, 2021, the interest rate on the BAML Revolver was 1.31% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the three months ended March 31, 2021 was approximately 1.31% per annum. As of December 31, 2020, there were $3.5 million of borrowings outstanding under the BAML Revolver. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2020 was approximately 1.65% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.35% over LIBOR at March 31, 2021) or (ii) a margin over the base rate depending on the Company’s credit rating (0.35% over the base rate at March 31, 2021).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into interest rate swap transactions. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021. Accordingly, based upon the Company’s credit rating, as of March 31, 2021, the effective interest rate on the BAML Term Loan was 2.47% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BAML Credit Facility financial covenants as of March 31, 2021.

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

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BAML Credit Facility, the BMO Credit Agreement and the JPM Credit

Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. The Company was in compliance with the Senior Notes financial covenants as of March 31, 2021.

Equity Securities

From time to time, we expect to issue debt securities, common stock, preferred stock or depository shares under a registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage. As of March 31, 2021, we had one loan outstanding for $21 million principal amount with one Sponsored REIT under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes. We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from refinancing, long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Additional information about our Sponsored REIT Loans outstanding as of March 31, 2021, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part 1, Item 1, Note 2, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the three months ended March 31, 2021 and 2020, respectively, the rental income exceeded the expenses for each individual property, with the exception of Stonecroft for the three months ended March 31, 2020.

Stonecroft had approximately 111,000 square feet of rentable space and became vacant in December 2019. We had no rental income and operating expenses of $172,000 related to this property during the three months ended March 31, 2020.

Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. As of March 31, 2021 and December 31, 2020, if market rates on our outstanding borrowings under the BAML Revolver increased by 10% at maturity, or approximately 13 and 13 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $36,000 and $5,000 annually, respectively. Based upon our credit rating, the interest rate on the BAML Revolver as of March 31, 2021 was LIBOR plus 120 basis points, or 1.31% per annum. We do not believe that the interest rate risk on the BAML Revolver is material as of March 31, 2021.

Although the interest rates on the BMO Term Loan, the BAML Term Loan and the JPM Term Loan are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BAML Term Loan, and the LIBOR-based rate on the remaining $100 million portion of the JPM Term Loan, by entering into interest rate swap agreements. On July 22, 2016, the Company fixed the interest rate for the period beginning on September 27, 2017 and ending on September 27, 2021 on the BAML Term Loan with multiple interest rate swap agreements (the “2017 Interest Rate Swap”). On March 7, 2019, the Company fixed the interest rate for the period beginning on March 29, 2019 and ending on November 30, 2021 for the notional value of $100 million on the JPM Term Loan with interest rate swap agreements (the “2019 JPM Interest Rate Swap”). On February 20, 2019, the Company fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan with interest rate swap agreements (the “2019 BMO Interest Rate Swap”). Accordingly, based upon our credit rating, as of March 31, 2021, the interest rate on the BAML Term Loan was 2.47% per annum, the interest rate on the BMO Term Loan was 3.64% per annum, and the interest rate on $100 million of the JPM Term Loan was 3.69% per annum. The fair value of these interest rate swaps are affected by changes in market interest rates. We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the 2017 Interest Rate Swap from September 27, 2017 until September 27, 2021. We believe that we have mitigated interest rate risk with respect to the BMO Term Loan through the 2019 BMO Interest Rate Swap until January 31, 2024. We believe that we have mitigated the interest rate risk on the remaining $100 million portion of the JPM Term Loan until November 30, 2021 with the 2019 JPM Interest Rate Swap. These interest rate swaps were our only derivative instruments as of March 31, 2021.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BAML Term Loan, BMO Term Loan and a portion of the JPM Term Loan as of March 31, 2021 (in thousands):

	Notional	Strike	Effective	Expiration	Fair Value (2) at March 31,
(in thousands)	Value	Rate	Date	Date	2021	2020

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$(1,981)	$(4,902)
2019 JPM Interest Rate Swap	$100,000	2.44%	Mar-19	Nov-21	$(1,540)	$(3,529)
2019 BMO Interest Rate Swap (1)	$220,000	2.39%	Aug-20	Jan-24	$(10,177)	$(12,988)
2013 BMO Interest Rate Swap	$220,000	2.32%	Aug-13	Aug-20	$—	$(1,616)

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

The following table presents, as of March 31, 2021, our contractual variable rate borrowings under our BAML Revolver, which matures on January 12, 2022, under our JPM Term Loan, which matures on November 30, 2021, under our BAML Term Loan, which matures on January 12, 2023, under our BMO Term Loan Tranche A, which matures on November 30, 2021, under our BMO Term Loan Tranche B, which matures on January 31, 2024, under our Series A Notes, which mature on December 20, 2024, and under our Series B Notes, which mature on December 20, 2027. Under the BAML Revolver and the JPM Term Loan, we have the right to extend the initial maturity date with two additional six month extensions, or until January 12, 2023 and November 30, 2022, respectively, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2021	2022	2023		2024	2025	Thereafter
BAML Revolver	$27,500	$—	$27,500	$		$—	$—	$—
JPM Term Loan	100,000	100,000	—		—	—	—	—
BAML Term Loan	400,000	—	—		400,000	—	—	—
BMO Term Loan Tranche A	55,000	55,000	—		—	—	—	—
BMO Term Loan Tranche B	165,000	—	—		—	165,000	—	—
Series A Notes	116,000	—	—		—	116,000	—	—
Series B Notes	84,000	—	—		—	—	—	84,000
Total	$947,500	$155,000	$27,500		$400,000	$281,000	$—	$84,000

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

As of March 31, 2021, there have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2020 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

3.1 (1)	Articles of Incorporation, as amended

3.2 (2)	Amended and Restated By-laws.

10.1 (3)

Purchase and Sale Agreement dated March 5, 2021, by and among FSP One Ravinia Drive LLC, FSP Two Ravinia Drive LLC, FSP One Overton Park LLC and CP ACQUISITION III LLC, as amended by First Amendment to Purchase and Sale Agreement dated April 8, 2021, as amended by Second Amendment to Purchase and Sale Agreement dated April 15, 2021.

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

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Comprehensive Income (Loss); and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Footnotes	Description

(1)	Incorporated by reference to Exhibit 3.1 to FSP Corp.’s Quarterly Report on Form 10-Q, filed on July 30, 2019 (File No. 001-32470).
(2)	Incorporated by reference to Exhibit 3.1 to FSP Corp.’s Current Report on Form 8-K, filed April 16, 2021 (File No. 001-32470).
(3)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed April 20, 2021 (File No. 001-32470).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: May 4, 2021	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: May 4, 2021	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)