Form 10-Q
period 2021-06-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2021-08-03
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021.

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

The number of shares of common stock outstanding as of July 30, 2021 was 107,394,763.

Franklin Street Properties Corp.
Form 10-Q

Quarterly Report
June 30, 2021

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Franklin Street Properties Corp.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share and par value amounts)	2021	2020
Assets:
Real estate assets:
Land	$170,377	$189,155
Buildings and improvements	1,731,690	1,938,629
Fixtures and equipment	11,643	12,949
	1,913,710	2,140,733
Less accumulated depreciation	500,163	538,717
Real estate assets, net	1,413,547	1,602,016
Acquired real estate leases, less accumulated amortization of $50,431 and $55,447, respectively	21,932	28,206
Cash, cash equivalents and restricted cash	24,180	4,150
Tenant rent receivables	3,116	7,656
Straight-line rent receivable	61,475	67,789
Prepaid expenses and other assets	5,405	5,752
Related party mortgage loan receivables	21,000	21,000
Office computers and furniture, net of accumulated depreciation of $1,166 and $1,443, respectively	167	163
Deferred leasing commissions, net of accumulated amortization of $24,840 and $30,411, respectively	49,793	56,452
Total assets	$1,600,615	$1,793,184

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$—	$3,500
Term loans payable, less unamortized financing costs of $1,849 and $2,677, respectively	563,151	717,323
Series A & Series B Senior Notes, less unamortized financing costs of $740 and $822, respectively	199,260	199,178
Accounts payable and accrued expenses	50,799	72,058
Accrued compensation	2,309	3,918
Tenant security deposits	6,807	8,677
Lease liability	1,350	1,536
Other liabilities: derivative liabilities	9,425	17,311
Acquired unfavorable real estate leases, less accumulated amortization of $3,320 and $4,031, respectively	829	1,592
Total liabilities	833,930	1,025,093

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 107,394,763 and 107,328,199 shares issued and outstanding, respectively	11	11
Additional paid-in capital	1,357,469	1,357,131
Accumulated other comprehensive loss	(9,425)	(17,311)
Accumulated distributions in excess of accumulated earnings	(581,370)	(571,740)
Total stockholders’ equity	766,685	768,091
Total liabilities and stockholders’ equity	$1,600,615	$1,793,184

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020

Revenues:
Rental	$55,722	$60,398	$114,345	$122,965
Related party revenue:
Management fees and interest income from loans	417	405	827	808
Other	6	5	12	18
Total revenues	56,145	60,808	115,184	123,791
Expenses:
Real estate operating expenses	15,352	15,470	31,291	32,768
Real estate taxes and insurance	11,895	12,307	24,261	24,069
Depreciation and amortization	19,136	22,245	43,517	44,583
General and administrative	3,962	3,817	8,108	7,342
Interest	10,054	8,980	18,654	18,043
Total expenses	60,399	62,819	125,831	126,805

Loss on extinguishment of debt	(167)	—	(167)	—
Gain on sale of properties, net	20,626	—	20,626	—
Income (loss) before taxes	16,205	(2,011)	9,812	(3,014)
Tax expense	56	64	123	132

Net Income (loss)	$16,149	$(2,075)	$9,689	$(3,146)

Weighted average number of shares outstanding, basic and diluted	107,359	107,287	107,344	107,278

Net income (loss) per share, basic and diluted	$0.15	$(0.02)	$0.09	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020

Net income (loss)	$16,149	$(2,075)	$9,689	$(3,146)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	4,273	77	7,886	(18,276)

Total other comprehensive income (loss)	4,273	77	7,886	(18,276)

Comprehensive income (loss)	$20,422	$(1,998)	$17,575	$(21,422)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands, except per share amounts)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2019	107,269	$11	$1,356,794	$(4,682)	$(565,727)	$786,396
Comprehensive loss	—	—	—	(18,353)	(1,071)	(19,424)
Distributions $0.09 per share of common stock	—	—	—	—	(9,654)	(9,654)
Balance, March 31, 2020	107,269	$11	$1,356,794	$(23,035)	$(576,452)	$757,318
Comprehensive income (loss)	—	—	—	77	(2,075)	(1,998)
Equity-based compensation	59	—	337			337
Distributions $0.09 per share of common stock	—	—	—	—	(9,654)	(9,654)
Balance, June 30, 2020	107,328	$11	$1,357,131	$(22,958)	$(588,181)	$746,003

Balance, December 31, 2020	107,328	$11	$1,357,131	$(17,311)	$(571,740)	$768,091
Comprehensive income (loss)	—	—	—	3,613	(6,460)	(2,847)
Distributions $0.09 per share of common stock	—	—	—	—	(9,660)	(9,660)
Balance, March 31, 2021	107,328	$11	$1,357,131	$(13,698)	$(587,860)	$755,584
Comprehensive income	—	—	—	4,273	16,149	20,422
Equity-based compensation	67	—	338			338
Distributions $0.09 per share of common stock	—	—	—	—	(9,659)	(9,659)
Balance, June 30, 2021	107,395	$11	$1,357,469	$(9,425)	$(581,370)	$766,685

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$9,689	$(3,146)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	44,910	46,055
Amortization of above and below market leases	(38)	(147)
Shares issued as compensation	338	337
Loss on extinguishment of debt	167	—
Gain on sale of properties, net	(20,626)	—
Decrease in allowance for doubtful accounts and write-off of accounts receivable	—	(13)
Changes in operating assets and liabilities:
Tenant rent receivables	4,540	(328)
Straight-line rents	(2,858)	(1,343)
Lease acquisition costs	(623)	(838)
Prepaid expenses and other assets	(485)	21
Accounts payable and accrued expenses	(18,520)	(10,006)
Accrued compensation	(1,609)	(1,122)
Tenant security deposits	(1,870)	(191)
Payment of deferred leasing commissions	(6,926)	(3,682)
Net cash provided by operating activities	6,089	25,597
Cash flows from investing activities:
Property improvements, fixtures and equipment	(36,957)	(43,189)
Proceeds received on sales of real estate assets	228,717	—
Net cash provided by (used in) investing activities	191,760	(43,189)
Cash flows from financing activities:
Distributions to stockholders	(19,319)	(19,308)
Borrowings under bank note payable	66,500	60,000
Repayments of bank note payable	(70,000)	(30,000)
Repayment of term loan payable	(155,000)	—
Net cash provided by (used in) financing activities	(177,819)	10,692
Net increase (decrease) in cash, cash equivalents and restricted cash	20,030	(6,900)
Cash, cash equivalents and restricted cash, beginning of year	4,150	9,790
Cash, cash equivalents and restricted cash, end of period	$24,180	$2,890

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$17,588	$16,882
Taxes	$417	$470
Non-cash investing activities:
Accrued costs for purchases of real estate assets	$5,881	$9,985

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

As of June 30, 2021, the Company owned and operated a portfolio of real estate consisting of 29 operating properties, one redevelopment property and two managed Sponsored REITs and held one promissory note secured by a mortgage on real estate owned by a Sponsored REIT. From time-to-time, the Company may acquire real estate or make additional secured loans. The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s number of operating properties and rentable square feet of real estate. As of June 30, 2021 and June 30, 2020, the Company had one and three redevelopment properties, respectively, which are excluded from the table.

	As of June 30,
	2021	2020
Operating Properties:
Number of properties	29	32
Rentable square feet	8,228,148	9,508,226

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other period.

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

	June 30,	June 30,
(in thousands)	2021	2020
Cash and cash equivalents	$19,038	$2,890
Restricted cash	5,142	—
Total cash, cash equivalents and restricted cash	$24,180	$2,890

Restricted cash consists of escrows arising from property sales. Cash held in escrow is paid when the related issue is resolved.

Recent Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company is currently assessing the potential impact that the adoption of ASU 2020-04 may have on its consolidated financial statements.

2.  Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At each of June 30, 2021 and December 31, 2020, the Company held a non-controlling common stock interest in two Sponsored REITs in which the Company no longer shares in economic benefit or risk.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancellable with 30 days notice. Asset management fee income from non-consolidated entities amounted to approximately $34,000 and $45,000 for the six months ended June 30, 2021 and 2020, respectively.

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

The following is a summary of the Sponsored REIT Loan outstanding as of June 30, 2021:

			Maximum	Amount	Interest
(dollars in thousands, except footnotes)		Maturity	Amount	Outstanding	Rate at
Sponsored REIT	Location	Date	of Loan	30-Jun-21	30-Jun-21

Mortgage loan secured by property
FSP Monument Circle LLC (1)	Indianapolis, IN	6-Dec-22	$21,000	$21,000	7.51%

			$21,000	$21,000

(1)	The interest rate is a fixed rate and this mortgage loan includes an origination fee of $164,000 and an exit fee of $38,000 when repaid by the borrower.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $793,000 and $763,000 for the six months ended June 30, 2021 and 2020, respectively. The financial instrument was classified within Level 3 of the fair value hierarchy and had a fair value of approximately $20.4 million as of June 30, 2021.

On December 6, 2020, the Company entered into a second amendment to the Sponsored REIT Loan which qualified as a troubled debt restructuring. The amendment extended the maturity date of the loan for two years and increased the interest rate from 7.19% to 7.51%. There were no commitments to lend additional funds to the Sponsored REIT and the loan is fully collateralized by the mortgage held on the Sponsored REIT's property. Repayment of the Sponsored REIT Loan outstanding with FSP Monument Circle LLC is expected to be provided substantially through the sale of the collateral.

3.  Bank Note Payable, Term Loans Payable and Senior Notes

JPM Term Loan

On August 2, 2018, the Company entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender (“JPMorgan”), and the other lending institutions party thereto (the “JPM Credit Agreement”), which provided a single unsecured bridge loan in the aggregate principal amount of $150 million (the “JPM Term Loan”). On December 24, 2020, the Company repaid a $50 million portion of the JPM Term Loan with a portion of the proceeds from the December 23, 2020 sale of its Durham, North Carolina property, and $100 million remained fully advanced and outstanding under the JPM Term Loan. On June 4, 2021, the Company repaid the remaining $100 million outstanding on the loan, which had been scheduled to mature on November 30, 2021, and incurred a loss on extinguishment of debt of $0.1 million related to unamortized deferred financing costs.

Although the interest rate on the JPM Term Loan was variable under the JPM Credit Agreement, the Company fixed the LIBOR-based rate on a portion of the JPM Term Loan by entering into interest rate swap transactions. On March 7, 2019, the Company entered into ISDA Master Agreements with various financial institutions to hedge a $100 million portion of the future LIBOR-based rate risk under the JPM Credit Agreement. Effective March 29, 2019, the Company fixed the LIBOR-based rate at 2.44% per annum on a $100 million portion of the JPM Term Loan until November 30, 2021. On June 4, 2021, the Company paid approximately $1.2 million to terminate the interest rate swap, which was scheduled to mature on November 30, 2021.

BMO Term Loan

On September 27, 2018, the Company entered into a Second Amended and Restated Credit Agreement with the lending institutions party thereto and Bank of Montreal (“BMO”), as administrative agent (the “BMO Credit Agreement”). The BMO Credit Agreement provides for a single, unsecured term loan borrowing in the initial amount of $220 million (the “BMO Term Loan”), of which $165 million remains fully advanced and outstanding. The BMO Term Loan initially consisted of a $55 million tranche A term loan and a $165 million tranche B term loan. On June 4, 2021, the Company repaid the tranche A term loan that was scheduled to mature on November 30, 2021, and incurred a loss on extinguishment of debt of $0.1 million related to unamortized deferred financing costs. The $165 million tranche B term loan matures on January 31, 2024. The BMO Credit Agreement also includes an accordion feature that allows up to $100 million of additional loans, subject to receipt of lender commitments and satisfaction of certain customary conditions. The BMO Term Loan was previously evidenced by an Amended and Restated Credit Agreement, dated October 29, 2014, among the Company, BMO, as administrative agent and lender, and the other lending institutions party thereto, as amended by a First Amendment, dated July 21, 2016, and a Second Amendment, dated October 18, 2017.

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at June 30, 2021) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at June 30, 2021).

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum, which matured on August 26, 2020. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of June 30, 2021, the effective interest rate on the BMO Term Loan was 4.04% per annum. On June 4, 2021, the Company paid approximately $0.6 million to terminate the portion of the interest rate swap on the tranche A term loan, which was scheduled to mature on November 30, 2021.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or the administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of June 30, 2021.

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

As of June 30, 2021, there were no borrowings outstanding under the BAML Revolver. The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.55% over LIBOR at June 30, 2021) or (ii) a margin over the base rate depending on the Company’s credit rating (0.55% over the base rate at June 30, 2021). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.30% at June 30, 2021).

Based upon the Company’s credit rating, as of June 30, 2021, the interest rate on the BAML Revolver was 1.65% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the six months ended June 30, 2021 was approximately 1.31% per annum. As of December 31, 2020, there were $3.5 million of borrowings outstanding under the BAML Revolver. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2020 was approximately 1.65% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.75% over LIBOR at June 30, 2021) or (ii) a margin over the base rate depending on the Company’s credit rating (0.75% over the base rate at June 30, 2021).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into interest rate swap transactions. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021. Accordingly, based upon the Company’s credit rating, as of June 30, 2021, the effective interest rate on the BAML Term Loan was 2.87% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BAML Credit Facility financial covenants as of June 30, 2021.

The Company may use the proceeds of the loans under the BAML Credit Facility to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BAML Credit Facility.

Senior Notes

On October 24, 2017, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with the various purchasers named therein (the “Purchasers”) in connection with a private placement of senior unsecured notes. Under the Note Purchase Agreement, the Company agreed to sell to the Purchasers an aggregate principal amount of $200 million of senior unsecured notes consisting of (i) Series A Senior Notes due December 20, 2024 in an aggregate principal amount of $116 million (the “Series A Notes”) and (ii) Series B Senior Notes due December 20, 2027 in an aggregate principal amount of $84 million (the “Series B Notes” and, together with the Series A Notes, the “Senior Notes”). On December 20, 2017, the Senior Notes were funded and the proceeds were used to reduce the outstanding balance of the BAML Revolver.

The Senior Notes bear interest depending on the Company’s credit rating. As of June 30, 2021, the Series A Notes bear interest at 4.49% per annum and the Series B Notes bear interest at 4.76% per annum.

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BAML Credit Facility, the BMO Credit Agreement and the JPM Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. The Company was in compliance with the Senior Notes financial covenants as of June 30, 2021.

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

On June 4, 2021, the Company paid approximately $1.2 million to terminate the 2019 JPM Interest Rate Swap that was scheduled to mature on November 30, 2021 and approximately $0.6 million to terminate a portion of the 2019 BMO Interest Rate Swap that was scheduled to mature on November 30, 2021. As a result of the terminations, approximately $1.9 million of the balance held in accumulated other comprehensive income (loss) was reclassified into earnings. The JPM Term Loan and a portion of the BMO Term Loan related to these interest rate swaps was also repaid on June 4, 2021, which is described in Note 3.

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

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at June 30, 2021. The notional value is an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair Value (2) at
(in thousands)	Value	Rate	Date	Date	June 30, 2021	December 31, 2020

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$(992)	$(2,947)
2019 JPM Interest Rate Swap	$100,000	2.44%	Mar-19	Nov-21	$—	$(2,102)
2019 BMO Interest Rate Swap (1)	$165,000	2.39%	Aug-20	Jan-24	$(8,433)	$(12,262)

(1) The Notional Value decreased to $165 million on June 4, 2021.
(2) Classified within Level 2 of the fair value hierarchy.

On June 30, 2021, the 2017 Interest Rate Swap and 2019 BMO Interest Rate Swap were reported as liabilities with an aggregate fair value of approximately $9.4 million and are included in other liabilities: derivative liabilities in the consolidated balance sheet at June 30, 2021.

The gain/(loss) on the Company’s Interest Rate Swaps that was recorded in other comprehensive income (loss) (OCI) and the accompanying consolidated statements of operations as a component of interest expense for the six months ended June 30, 2021 and 2020, respectively, was as follows:

(in thousands)	Six Months Ended June 30,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2021	2020

Amounts of gain (loss) recognized in OCI	$2,542	$(20,439)
Amounts of previously recorded gain/(loss) reclassified from OCI into Interest Expense	$(5,344)	$(2,163)

Total amount of Interest Expense presented in the consolidated statements of operations	$18,654	$18,043

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $4.3 million of the current balance held in accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months.

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

5.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at each of June 30, 2021 and 2020.

6.  Stockholders’ Equity

As of June 30, 2021, the Company had 107,394,763 shares of common stock outstanding. The Company declared and paid dividends as follows (in thousands, except per share amounts):

	Dividends Per	Total
Quarter Paid	Share	Dividends

First quarter of 2021	$0.09	$9,660
Second quarter of 2021	$0.09	$9,659

First quarter of 2020	$0.09	$9,654
Second quarter of 2020	$0.09	$9,654

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

On June 4, 2020, the Company granted 58,998 shares under the Plan to non-employee directors at a compensation cost of approximately $337,500 and on May 20, 2021, the Company granted 66,564 shares under the Plan to non-employee directors at a compensation cost of approximately $337,500, which was recognized during the six months ended June 30, 2020 and 2021, respectively, and is included in general and administrative expenses for such periods. Such shares were fully vested on the date of issuance. There are currently 1,780,820 shares available for grant under the Plan.

	Shares Available	Compensation
(in thousands)	for Grant	Cost

Balance December 31, 2019	1,906,382	$337,500
Shares granted 2020	(58,998)	337,500
Balance December 31, 2020	1,847,384	$675,000
Shares granted 2021	(66,564)	337,500
Balance June 30, 2021	1,780,820	$1,012,500

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

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use NOLs to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs generated prior to December 31, 2018 will expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured. The gross amount of NOLs available to the Company was $13.0 million as of each of June 30, 2021 and December 31, 2020.

Income Tax Expense

The Company is subject to a business tax known as the Revised Texas Franchise Tax. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax. The Company recorded a provision for the Revised Texas Franchise Tax of $123,000 and $132,000 for the six months ended June 30, 2021 and 2020, respectively.

The income tax expense reflected in the consolidated statements of operations relates primarily to a franchise tax on the Company’s Texas properties.

	For the Six Months Ended June 30,
(Dollars in thousands)	2021	2020

Revised Texas Franchise Tax	$123	$132
Other Taxes	—	—
Tax expense	$123	$132

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

For the six months ended June 30, 2021 and 2020, the Company recognized the following amounts of income relating to lease payments:

Income relating to lease payments:
	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Income from leases (1)	$111,362	$121,474
	$111,362	$121,474

(1) Amounts recognized from variable lease payments were $28,974 and $29,945 for the six months ended June 30, 2021 and 2020, respectively.

9.  Dispositions of properties

In 2021, the Company determined that further debt reduction would provide greater financial flexibility and potentially increase shareholder value. Accordingly, the Company adopted a strategy to dispose of certain properties in 2021 where it believes its valuation objective has been met. The Company sold three office properties located in Atlanta, Georgia on May 27, 2021 with an aggregate sales price of approximately $219.5 million, at a net gain of approximately $22.7 million. The Company sold an office property in Dulles, Virginia on June 29, 2021 at a loss of $2.1 million. The Company used the proceeds of the dispositions principally to repay outstanding indebtedness.

The Company reports the results of operations of its properties in its consolidated statements of operations, which includes rental income, rental operating expenses, real estate taxes and insurance and depreciation and amortization.

The operating results for the properties that the Company disposed of are summarized below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Rental revenue	$4,139	$6,670	$10,722	$13,528
Rental operating expenses	(1,525)	(2,237)	(3,832)	(4,653)
Real estate taxes and insurance	(621)	(1,021)	(1,644)	(2,029)
Depreciation and amortization	(537)	(2,655)	(3,107)	(5,368)
Income from dispositions	$1,456	$757	$2,139	$1,478

10.  Subsequent Events

On July 6, 2021, the Board of Directors of the Company declared a cash distribution of $0.09 per share of common stock payable on August 5, 2021 to stockholders of record on July 16, 2021.

On July 9, 2021, the Company entered into a Purchase and Sale Agreement with a third-party buyer for the disposition of two office properties located in Chantilly, Virginia for a purchase price of approximately $40 million. Assuming satisfaction of certain customary conditions to close, including successful completion by the buyer of a due diligence inspection period, the closing of the sale of the properties is expected to take place on or about September 9, 2021.

On July 13, 2021, the Company entered into a Purchase and Sale Agreement with a third-party buyer for the disposition of two properties located in Chesterfield, Missouri for a purchase price of approximately $67 million. Assuming satisfaction of certain customary conditions to close, including successful completion by the buyer of a due diligence inspection period, the closing of the sale of the properties is expected to take place on or about September 16, 2021.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, adverse changes in general economic or local market conditions, including as a result of the COVID-19 pandemic and other potential infectious disease outbreaks and terrorist attacks or other acts of violence, which may negatively affect the markets in which we and our tenants operate, adverse changes in energy prices, which if sustained, could negatively impact occupancy and rental rates in the markets in which we own properties, including energy-influenced markets such as Dallas, Denver and Houston, uncertainty relating to the completion and timing of the disposition of the properties under agreement, changes in interest rates as a result of economic market conditions or a downgrade in our credit rating, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, uncertainties relating to fiscal policy, changes in government regulations and regulatory uncertainty, changes in energy prices, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, delays in construction schedules, unanticipated increases in construction costs, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A. “Risk Factors” below. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

As of June 30, 2021, approximately 6.6 million square feet, or approximately 79% of our total owned portfolio, was located in Atlanta, Dallas, Denver, Houston and Minneapolis.

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

Further to this strategy, on May 27, 2021, we sold One Ravinia, Two Ravinia and One Overton Park in Atlanta Georgia for aggregate gross proceeds of approximately $219.5 million. On June 29, 2021, we sold Loudoun Technology Center in

Sterling, Virginia for gross proceeds of approximately $17.25 million. During the three months ended June 30, 2021, we repaid approximately $155 million of term loan indebtedness and the approximately $47.5 million that had been drawn under our revolving line of credit.

On July 9, 2021, we entered into a Purchase and Sale Agreement with a third-party buyer for the disposition of two office properties located in Chantilly, Virginia for a purchase price of approximately $40 million. Assuming satisfaction of certain customary conditions to close, including successful completion by the buyer of a due diligence inspection period, the closing of the sale of the properties is expected to take place on or about September 9, 2021.

On July 13, 2021, we entered into a Purchase and Sale Agreement with a third-party buyer for the disposition of two properties located in Chesterfield, Missouri for a purchase price of approximately $67 million. Assuming satisfaction of certain customary conditions to close, including successful completion by the buyer of a due diligence inspection period, the closing of the sale of the properties is expected to take place on or about September 16, 2021.

On June 15, 2021, the credit rating for our senior unsecured debt was downgraded by Moody’s Investor Service to Ba1 from Baa3. The interest rate applicable to borrowings under our credit facilities is based in part on the rating of our debt. We anticipate that as a result of this downgrade we will incur an additional approximately $1.6 million in additional interest costs over the balance of 2021 and $3.3 million in additional interest costs over a full twelve month period based on our borrowings as of June 30, 2021.

Trends and Uncertainties

COVID-19 Outbreak

Beginning in January 2020, there was a global outbreak of COVID-19, which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. It has already disrupted global travel supply chains, adversely impacted global commercial activity, and its long-term economic impact remains uncertain. Considerable uncertainty still surrounds the COVID-19 pandemic and its potential effects on the population, including the spread of more contagious variants of the virus, as well as the availability and effectiveness of vaccines, therapeutics and any responses taken on a national and local level by government authorities and businesses. The travel restrictions, limits on hours of operations and/or closures of various businesses and other efforts to curb the spread of COVID-19 significantly disrupted business activity globally, including in the markets where we own properties. Many of our tenants have been subject to various quarantine restrictions, and do not fully occupy the space that they lease. The pandemic has had an adverse impact on economic and market conditions in various sectors of the economy. However, the evolving nature of the pandemic makes it difficult to ascertain the long-term impact it will have on commercial real estate markets and our business. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to the performance of our properties and our financial results, such as the potential negative impact to the businesses of our tenants, the potential negative impact to leasing efforts and occupancy at our properties, the potential closure of certain of our assets for an extended period, uncertainty regarding future rent collection levels or requests for rent concessions from our tenants, the occurrence of a default under any of our debt agreements, the potential for increased borrowing costs, our ability to refinance existing indebtedness or to secure new sources of capital on favorable terms, fluctuations in our level of dividends, increased costs of operations, our ability to complete required capital expenditures in a timely manner and on budget, decrease in values of our real estate assets, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. We are unable to estimate the impact the COVID-19 pandemic will have on our future financial results at this time. See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

We have been following and directing our vendors to follow the guidelines from the Centers for Disease Control and other applicable authorities to minimize the spread of COVID-19 among our employees, tenants, vendors and visitors, as well as at our properties. We have implemented working from home policies for our employees. During the six months ended June 30, 2021, all of our properties remained open for business. Although some of our tenants have requested rent concessions, and more tenants may request rent concessions or may not pay rent in the future, we have collected in excess of 99% of rental receipts due in the first half of 2021. Future rent concession requests or nonpayment of rent could lead to increased rent delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, extended lease terms, increased tenant improvement capital expenditures, or reduced rental rates to maintain occupancies. We review each rent concession request on a case by case basis and may or may not provide rent concessions, depending on the specific circumstances involved. Cash, cash equivalents and restricted cash were $24.2 million as of June 30, 2021. Management believes that existing cash, cash anticipated to be generated internally by operations and our existing availability under the BAML Revolver ($600 million as of June 30, 2021) will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real estate properties.

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

Real Estate Operations

As of June 30, 2021, our real estate portfolio was comprised of 29 operating properties, which we refer to as our operating properties, and one redevelopment property, which we refer to as our redevelopment property, that is in the process of being redeveloped. We collectively refer to our operating and our redevelopment properties as our owned portfolio. Our 29 operating properties were approximately 79.5% leased as of June 30, 2021, a decrease from 85.0% leased as of December 31, 2020. The 5.5% decrease in leased space was a result of the impact from the disposition of four properties in the second quarter of 2021 and of lease expirations and terminations, which exceeded leasing completed during the six months ended June 30, 2021. As of June 30, 2021, we had approximately 1,684,000 square feet of vacancy in our operating properties compared to approximately 1,397,000 square feet of vacancy at December 31, 2020. During the six months ended June 30, 2021, we leased approximately 563,000 square feet of office space, of which approximately 465,000 square feet were with existing tenants, at a weighted average term of 8.3 years. On average, tenant improvements for such leases were $16.62 per square foot, lease commissions were $10.03 per square foot and rent concessions were approximately eight months of free rent. Average GAAP base rents under such leases were $29.51 per square foot, or 0.8% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2020.

We reclassify redevelopment properties as operating properties when the property redevelopment is complete and leasing has stabilitized. Given the length of the redevelopment and lease-up process, the reclassification of a property may take a significant amount of time.

As of June 30, 2021, our sole redevelopment property was an approximately 111,000 square foot property known as Stonecroft in Chantilly, Virginia. The redevelopment of Stonecroft commenced in August 2020. We expect to incur redevelopment costs (excluding lease-up costs) of $4.5 million, which includes significant interior work to make the space suitable for multiple tenants. As of June 30, 2021, we had incurred approximately $3.0 million in redevelopment costs. We anticipate completing the redevelopment by August 31, 2021. On July 9, 2021, we entered into a Purchase and Sale Agreement with a third-party buyer for the disposition of Stonecroft and our other office property located in Chantilly, Virginia for a purchase price of approximately $40 million. Assuming satisfaction of certain customary conditions to close, including successful completion by the buyer of a due diligence inspection period, the closing of the sale of the properties is expected to take place on or about September 9, 2021. However, if the sale of Stonecroft does not occur, we expect to incur additional lease-up and stabilization costs prior to the property becoming an operating property.

Our property known as Blue Lagoon in Miami, Florida, was substantially completed during the first quarter of 2021, and had previously been classified as a redevelopment property. As of June 30, 2021, the property had leases signed and a tenant occupying approximately 73.1% of the rentable square feet of the property.

As of June 30, 2021, leases for approximately 1.7% and 8.4% of the square footage in our owned portfolio are scheduled to expire during 2021 and 2022, respectively. As the third quarter of 2021 begins, we believe that our operating properties are stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants. While leasing activity at our properties has continued, we believe that the COVID-19 pandemic and related containment and mitigation measures may limit or delay new tenant leasing during at least the third quarter of 2021 and potentially in future periods.

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

Dispositions of Properties

We sold three office properties located in Atlanta, Georgia on May 27, 2021 with an aggregate sales price of approximately $219.5 million, at a net gain of approximately $22.7 million. We sold an office property in Dulles, Virginia on June 29, 2021 at a loss of $2.1 million. We used the proceeds of the dispositions principally to repay outstanding indebtedness. The dispositions of these properties did not represent a strategic shift that has a major effect on our operations and financial results. Atlanta, Georgia is in the sunbelt region of the United States, and our current strategy is to continue to invest in this region. Accordingly, the properties sold remained classified within continuing operations for all periods presented.

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

Results of Operations

The following table shows financial results for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,
(in thousands)	2021	2020	Change
Revenues:
Rental	$55,722	$60,398	$(4,676)
Related party revenue:
Management fees and interest income from loans	417	405	12
Other	6	5	1
Total revenues	56,145	60,808	(4,663)
Expenses:
Real estate operating expenses	15,352	15,470	(118)
Real estate taxes and insurance	11,895	12,307	(412)
Depreciation and amortization	19,136	22,245	(3,109)
General and administrative	3,962	3,817	145
Interest	10,054	8,980	1,074
Total expenses	60,399	62,819	(2,420)

Loss on extinguishment of debt	(167)	—	(167)
Gain on sale of properties, net	20,626	—	20,626
Income (loss) before taxes	16,205	(2,011)	18,216
Tax expense	56	64	(8)

Net income (loss)	$16,149	$(2,075)	$18,224

Comparison of the three months ended June 30, 2021 to the three months ended June 30, 2020:

Revenues

Total revenues decreased by $4.7 million to $56.1 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $4.7 million arising primarily from the sale of four properties and a tenant bankruptcy in December 2020 and other losses of rental income from leases that expired after June 30, 2020 and during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. These decreases were partially offset by rental income earned from leases commencing after June 30, 2020. Our leased space in our operating properties was 79.5% at June 30, 2021 and 84.5% at June 30, 2020.

Expenses

Total expenses decreased by $2.4 million to $60.4 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The decrease was primarily a result of:

●	An decrease in real estate operating expenses and real estate taxes and insurance of approximately $0.5 million.
●	A decrease in depreciation and amortization of approximately $3.1 million.

These decreases were partially offset by:

●	An increase in general and administrative expenses of $0.1 million, which was primarily from higher professional fees.
●	An increase to interest expense of approximately $1.1 million. The increase was primarily from interest swap breakage costs of $1.9 million related to the repayment of $155 million in term loan debt on June 4, 2021. These increases were partially offset by lower interest expense as a result of lower debt outstanding during the three months ended June 30, 2021 compared to the same period in 2020.

Loss on extinguishment of debt

During the three months ended June 30, 2021, we repaid debt and incurred a loss on extinguishment of debt of $0.2 million related to unamortized deferred financing costs on the date of the repayment.

Gain on sale of properties, net

During the three months ended June 30, 2021, we sold three office properties located in Atlanta, Georgia on May 27, 2021 with an aggregate sales price of approximately $219.5 million, at a net gain of approximately $22.7 million. We sold an office property in Dulles, Virginia on June 29, 2021 at a loss of $2.1 million. There were no property sales during the three months ended June 30, 2020.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which decreased $8,000 during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Net income

Net income for the three months ended June 30, 2021 was $16.1 million compared to a net loss of $2.1 million for the three months ended June 30, 2020, for the reasons described above.

The following table shows financial results for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,
(in thousands)	2021	2020	Change
Revenues:
Rental	$114,345	$122,965	$(8,620)
Related party revenue:
Management fees and interest income from loans	827	808	19
Other	12	18	(6)
Total revenues	115,184	123,791	(8,607)
Expenses:
Real estate operating expenses	31,291	32,768	(1,477)
Real estate taxes and insurance	24,261	24,069	192
Depreciation and amortization	43,517	44,583	(1,066)
General and administrative	8,108	7,342	766
Interest	18,654	18,043	611
Total expenses	125,831	126,805	(974)

Loss on extinguishment of debt	(167)	—	(167)
Gain on sale of properties, net	20,626	—	20,626
Income (loss) before taxes on income	9,812	(3,014)	12,826
Tax expense on income	123	132	(9)

Net income (loss)	$9,689	$(3,146)	$12,835

Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020:

Revenues

Total revenues decreased by $8.6 million to $115.2 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $8.6 million arising primarily from the sale of four properties and a tenant bankruptcy in December 2020 and other loss of rental income from leases that expired after June 30, 2020 during the six months ended June 30, 2021 compared the same period in 2020. These decreases were partially offset by rental income earned from leases commencing after June 30, 2020. Our leased space in our operating properties was 79.5% at June 30, 2021 and 84.5% at June 30, 2020.

Expenses

Total expenses decreased by $1.0 million to $125.8 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The decrease was primarily a result of:

●	An decrease in real estate operating expenses and real estate taxes and insurance of approximately $1.3 million.
●	An decrease in depreciation and amortization of approximately $1.1 million.

These decreases were partially offset by:

●	An increase general and administrative expenses of approximately $0.8 million, wich was primarily from professional fees.
●	An increase in interest expense of approximately $0.6 million. The increase was primarily from interest swap breakage costs of $1.9 million related to the repayment of $155 million in term loan debt on June 4, 2021. These increases were partially offset by lower interest expense as a result of lower debt outstanding during the six months ended June 30, 2021 compared to the same period in 2020.

Loss on extinguishment of debt

During the six months ended June 30, 2021, we repaid debt and incurred a loss on extinguishment of debt of $0.2 million related to unamortized deferred financing costs on the date of the repayment.

Gain on sale of properties, net

During the six months ended June 30, 2021, we sold three office properties located in Atlanta, Georgia on May 27, 2021 with an aggregate sales price of approximately $219.5 million, at a net gain of approximately $22.7 million. We sold an office property in Dulles, Virginia on June 29, 2021 at a loss of $2.1 million. There were no property sales during the three months ended June 30, 2020.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which decreased $9,000 during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Net income

Net income for the six months ended June 30, 2021 was $9.7 million compared to a net loss of $3.1 million for the six months ended June 30, 2020, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands):	2021	2020	2021	2020
Net income (loss)	$16,149	$(2,075)	$9,689	$(3,146)
Gain on sale of properties	(20,626)	—	(20,626)	—
Depreciation and amortization	19,130	22,170	43,479	44,435
NAREIT FFO	14,653	20,095	32,542	41,289
Lease Acquisition costs	69	99	185	197

Funds From Operations	$14,722	$20,194	$32,727	$41,486

Net Operating Income (NOI)

The Company provides property performance based on Net Operating Income, which we refer to as NOI. Management believes that investors are interested in this information. NOI is a non-GAAP financial measure that the Company defines as net income or loss (the most directly comparable GAAP financial measure) plus selling, general and administrative expenses, depreciation and amortization, including amortization of acquired above and below market lease intangibles and impairment charges, interest expense, less equity in earnings of nonconsolidated REITs, interest income, management fee income, hedge ineffectiveness, gains or losses on extinguishment of debt, gains or losses on the sale of assets and excludes non-property specific income and expenses. The information presented includes footnotes and the data is shown by region with properties owned in the periods presented, which we call Same Store. The comparative Same Store results include properties held for the periods presented and exclude properties that are redevelopment properties. We also exclude properties that have been placed in service, but that do not have operating activity for all periods presented, dispositions and significant nonrecurring income such as bankruptcy settlements and lease termination fees. NOI, as defined by the Company, may not be comparable to NOI reported by other REITs that define NOI differently. NOI should not be considered an alternative to net income or loss as an indication of our performance or to cash flows as a measure of the Company’s liquidity or its ability to make distributions. The calculations of NOI are shown in the following table:

Net Operating Income (NOI)*

	Rentable
	Square			Six Months			Six Months
	Feet	Three Months Ended		Ended	Three Months Ended		Ended	Inc	%
(in thousands)	or RSF	31-Mar-21	30-Jun-21	30-Jun-21	31-Mar-20	30-Jun-20	30-Jun-20	(Dec)	Change
Region
East	437	$592	$685	$1,277	$896	$1,218	$2,114	$(837)	(39.6)%
MidWest	1,558	5,378	5,252	10,630	5,485	5,089	10,574	56	0.5%
South	3,202	9,555	9,207	18,762	10,312	9,975	20,287	(1,525)	(7.5)%
West	2,624	10,369	9,902	20,271	11,463	11,211	22,674	(2,403)	(10.6)%
Property NOI* from Operating Properties	7,821	25,894	25,046	50,940	28,156	27,493	55,649	(4,709)	(8.5)%
Dispositions and Redevelopment Properties (a)	519	3,867	2,954	6,821	4,718	4,703	9,421	(2,600)	(2.7)%
Property NOI*	8,340	$29,761	$28,000	$57,761	$32,874	$32,196	$65,070	$(7,309)	(11.2)%

Same Store		$25,894	$25,046	$50,940	$28,156	$27,493	$55,649	$(4,709)	(8.5)%

Less Nonrecurring
Items in NOI* (b)		32	34	66	26	810	836	(770)	1.3%

Comparative
Same Store		$25,862	$25,012	$50,874	$28,130	$26,683	$54,813	$(3,939)	(7.2)%

				Six Months			Six Months
		Three Months Ended		Ended	Three Months Ended		Ended
Reconciliation to Net Income (Loss)		31-Mar-21	30-Jun-21	30-Jun-21	31-Mar-20	30-Jun-20	30-Jun-20
Net income (loss)		$(6,460)	$16,149	$9,689	$(1,071)	$(2,075)	$(3,146)
Add (deduct):
Loss on extinguishment of debt		—	167	167	—	—	—
Gain on sale of properties, net		—	(20,626)	(20,626)	—	—	—
Management fee income		(465)	(403)	(868)	(478)	(446)	(924)
Depreciation and amortization		24,381	19,136	43,517	22,338	22,245	44,583
Amortization of above/below market leases		(32)	(6)	(38)	(73)	(75)	(148)
General and administrative		4,146	3,962	8,108	3,525	3,817	7,342
Interest expense		8,600	10,054	18,654	9,063	8,980	18,043
Interest income		(394)	(399)	(793)	(382)	(381)	(763)
Non-property specific items, net		(15)	(34)	(49)	(48)	131	83

Property NOI*		$29,761	$28,000	$57,761	$32,874	$32,196	$65,070
(a)	We define redevelopment properties as properties being developed, redeveloped or where redevelopment is complete, but are in lease-up and that are not stabilized. We also include properties that have been placed in service, but that do not have operating activity for all periods presented.
(b)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the six months ended June 30, 2021 for our properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in non-consolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	June 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2021 (a)	Square Feet (b)

Forest Park	Charlotte	NC	1999/2020	64,198	22,136	34.5%	$27.31
Meadow Point	Chantilly	VA	1999	138,537	97,419	70.3%	25.80
Innsbrook	Glen Allen	VA	1999	298,183	170,680	57.2%	18.65
Stonecroft (c)	Chantilly	VA	2008	111,469		—%	—
East total				612,387	290,235	47.4%	21.71
Northwest Point	Elk Grove Village	IL	1999	177,095	177,095	100.0%	30.07
909 Davis Street	Evanston	IL	2002	195,098	182,104	93.3%	40.31
River Crossing	Indianapolis	IN	1998	205,729	205,215	99.8%	24.57
Timberlake	Chesterfield	MO	1999	234,496	224,319	95.7%	30.42
Timberlake East	Chesterfield	MO	2000	117,036	97,866	83.6%	27.01
121 South 8th Street	Minneapolis	MN	1974	298,121	247,977	83.2%	23.12
801 Marquette Ave	Minneapolis	MN	1923/2017	129,821	48,021	37.0%	34.37
Plaza Seven	Minneapolis	MN	1987	330,096	282,661	85.6%	33.20
Midwest total				1,687,492	1,465,258	86.8%	29.99
Blue Lagoon Drive	Miami	FL	2002/2021	213,182	129,849	60.9%	26.22
Park Ten	Houston	TX	1999	157,460	112,962	71.7%	30.90
Addison Circle	Addison	TX	1999	289,325	242,194	83.7%	32.67
Collins Crossing	Richardson	TX	1999	300,887	251,241	83.5%	27.48
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	28.24
Park Ten Phase II	Houston	TX	2006	156,746	148,924	95.0%	29.25
Liberty Plaza	Addison	TX	1985	216,952	159,373	73.5%	22.91
Legacy Tennyson Center	Plano	TX	1999/2008	207,049	105,409	50.9%	21.54
One Legacy Circle	Plano	TX	2008	214,110	120,672	56.4%	39.30
Westchase I & II	Houston	TX	1983/2008	629,025	329,169	52.3%	28.48
Pershing Park Plaza	Atlanta	GA	1989	160,145	135,338	84.5%	33.72
999 Peachtree	Atlanta	GA	1987	621,946	524,363	84.3%	34.61
South Total				3,415,226	2,507,893	73.4%	30.24
380 Interlocken	Broomfield	CO	2000	240,359	160,512	66.8%	33.33
1999 Broadway	Denver	CO	1986	680,255	466,587	68.6%	33.51
1001 17th Street	Denver	CO	1977/2006	655,420	626,319	95.6%	36.80
600 17th Street	Denver	CO	1982	610,730	522,052	85.5%	32.67
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	24.93
390 Interlocken	Broomfield	CO	2002	241,512	239,990	99.4%	33.09
West Total				2,624,512	2,211,696	84.3%	33.42

Total Owned Properties				8,339,617	6,475,082	77.6%	$30.89
(a)	Based on weighted occupied square feet for the six months ended June 30 2021, including month-to-month tenants, divided by the Property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the six months ended June 30, 2021, per weighted occupied square foot.
(c)	We define redevelopment properties as properties being developed, redeveloped or where redevelopment is complete, but are in lease-up and that are not stabilized.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $24.2 million and $4.2 million at June 30, 2021 and December 31, 2020, respectively. The increase of $20.0 million is attributable to $6.1 million provided by operating activities, plus $191.7 million provided by investing activities less $177.8 million used in financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. We have extension options on our BAML Revolver (discussed below), which management expects to exercise, or we may seek to replace this indebtedness with new loans or extend the current loans. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real estate properties.

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2021 of $6.1 million is primarily attributable to net income of $9.7 million less $20.6 million of gains on sale of properties, net, plus the add-back of $42.5 million of non-cash expenses, plus a decrease in tenant rent receivables of $4.5 million. These increases were partially offset by a decrease in accounts payable and accrued compensation of $20.1 million, an increase in payment of deferred leasing commissions of $6.9 million, an increase in tenant security deposits of $1.9 million, an increase in lease acquisition costs of $0.6 million and an increase in prepaid expenses and other assets of $0.5 million.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2021 of $191.7 million is primarily attributable to proceeds from the sale of four properties of $228.7 million less purchases of other real estate assets and office equipment investments of $37.0 million.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2021 of $177.8 million is primarily attributable to repayment of the JPM Term Loan (as defined below) of $100.0 million, repayment of a tranche of the BMO Term Loan (as defined below) of $55.0 million, net repayments on the BAML Revolver (as defined below) of $3.5 million and distributions paid to stockholders of 19.3 million.

JPM Term Loan

On August 2, 2018, the Company entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender (“JPMorgan”), and the other lending institutions party thereto (the “JPM Credit Agreement”), which provided a single unsecured bridge loan in the aggregate principal amount of $150 million (the “JPM Term Loan”). On December 24, 2020, the Company repaid a $50 million portion of the JPM Term Loan with a portion of the proceeds from the December 23, 2020 sale of its Durham, North Carolina property, and $100 million remained fully advanced and outstanding under the JPM Term Loan. On June 4, 2021, the Company repaid the remaining $100 million outstanding on the loan, which had been scheduled to mature on November 30, 2021, and incurred a loss on extinguishment of debt of $0.1 million related to unamortized deferred financing costs. The repayment was made with a portion of the proceeds from the May 27, 2021 sales of the three Atlanta properties.

Although the interest rate on the JPM Term Loan was variable under the JPM Credit Agreement, the Company fixed the LIBOR-based rate on a portion of the JPM Term Loan by entering into interest rate swap transactions. On March 7, 2019, the Company entered into ISDA Master Agreements with various financial institutions to hedge a $100 million portion of the future LIBOR-based rate risk under the JPM Credit Agreement. Effective March 29, 2019, the Company fixed the LIBOR-based rate at 2.44% per annum on a $100 million portion of the JPM Term Loan until November 30, 2021. On June 4, 2021, the Company paid approximately $1.2 million to terminate the interest rate swap, which was scheduled to mature on November 30, 2021.

BMO Term Loan

On September 27, 2018, the Company entered into a Second Amended and Restated Credit Agreement with the lending institutions party thereto and Bank of Montreal, as administrative agent (the “BMO Credit Agreement”). The BMO Credit Agreement provides for a single, unsecured term loan borrowing in the initial amount of $220 million (the “BMO Term Loan”), of which $165 million remains fully advanced and outstanding. The BMO Term Loan initially consisted of a $55 million tranche A term loan and a $165 million tranche B term loan. On June 4, 2021, the Company repaid the tranche A term loan that was scheduled to mature on November 30, 2021, and incurred a loss on extinguishment of debt of $0.1 million related to unamortized deferred financing costs. The repayment was made with a portion of the proceeds from the May 27, 2021 sales of the three Atlanta properties. The $165 million tranche B term loan matures on January 31, 2024. The BMO Credit Agreement also includes an accordion feature that allows up to $100 million of additional loans, subject to receipt of lender commitments and satisfaction of certain customary conditions.

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at June 30, 2021) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at June 30, 2021).

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum, which matured on August 26, 2020. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of June 30, 2021, the effective interest rate on the BMO Term Loan was 4.04% per annum. On June 4, 2021, the Company paid approximately $0.6 million to terminate the portion of the interest rate swap on tranche A, which was scheduled to mature on November 30, 2021.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. We were in compliance with the BMO Term Loan financial covenants as of June 30, 2021.

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

As of June 30, 2021, there were no borrowings outstanding under the BAML Revolver. The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.55% over LIBOR at June 30, 2021) or (ii) a margin over the base rate depending on the Company’s credit rating (0.55% over the base rate at June 30, 2021). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.30% at June 30, 2021).

Based upon the Company’s credit rating, as of June 30, 2021, the interest rate on the BAML Revolver was 1.65% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the six months ended June 30, 2021 was approximately 1.31% per annum. As of December 31, 2020, there were $3.5 million of borrowings outstanding under the BAML Revolver. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2020 was approximately 1.65% per annum.

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

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.75% over LIBOR at June 30, 2021) or (ii) a margin over the base rate depending on the Company’s credit rating (0.75% over the base rate at June 30, 2021).

Although the interest rate on the BAML Credit Facility is variable, the Company fixed the base LIBOR interest rate on the BAML Term Loan by entering into interest rate swap transactions. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ending on September 27, 2021. Accordingly, based upon the Company’s credit rating, as of June 30, 2021, the effective interest rate on the BAML Term Loan was 2.87% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BAML Credit Facility financial covenants as of June 30, 2021.

The Company may use the proceeds of the loans under the BAML Credit Facility to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BAML Credit Facility.

Senior Notes

On October 24, 2017, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with the various purchasers named therein (the “Purchasers”) in connection with a private placement of senior unsecured notes. Under the Note Purchase Agreement, the Company agreed to sell to the Purchasers an aggregate principal amount of $200 million of senior unsecured notes consisting of (i) Series A Senior Notes due December 20, 2024 in an aggregate principal amount of $116 million (the “Series A Notes”) and (ii) Series B Senior Notes due December 20, 2027 in an aggregate principal amount of $84 million (the “Series B Notes,” and, together with the Series A Notes, the “Senior Notes”). On December 20, 2017, the Senior Notes were funded and proceeds were used to reduce the outstanding balance of the BAML Revolver.

The Senior Notes bear interest depending on the Company’s credit rating. As of June 30, 2021, the Series A Notes bear interest at 4.49% per annum and the Series B Notes bear interest at 4.76% per annum.

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BAML Credit Facility, the BMO Credit Agreement and the JPM Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. The Company was in compliance with the Senior Notes financial covenants as of June 30, 2021.

Stock Repurchase Program

On June 23, 2021, we announced a share repurchase program under which we are authorized to repurchase up to $50 million of our common stock. The share repurchase program may be suspended or discontinued at any time. During the three months ended June 30, 2021, we did not repurchase any shares of common stock under the program and therefore as of June 30, 2021, $50 million remained authorized for repurchases of our common stock under the program. Future repurchases of common stock will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.

Equity Securities

From time to time, we expect to issue debt securities, common stock, preferred stock or depository shares under a registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage. As of June 30, 2021, we had one secured loan outstanding for $21 million principal amount with one Sponsored REIT under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes. We anticipate that the outstanding amounts of this loan will be repaid from sale of the collateral.

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

Additional information about our Sponsored REIT Loans outstanding as of June 30, 2021, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part 1, Item 1, Note 2, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the three and six months ended June 30, 2021 and 2020, respectively, the rental income exceeded the expenses for each individual property, with the exception of Stonecroft for the three and six months ended June 30, 2020.

Stonecroft had approximately 111,000 square feet of rentable space and became vacant in December 2019. We had no rental income and operating expenses of $274,000 related to this property during the three months ended June 30, 2020. We had no rental income and operating expenses of $446,000 related to this property during the six months ended June 30, 2020.

Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. As of June 30, 2021 and December 31, 2020, if market rates on our outstanding borrowings under the BAML Revolver increased by 10% at maturity, or approximately 17 and 13 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0 and $5,000 annually, respectively. Based upon our credit rating, the interest rate on the BAML Revolver as of June 30, 2021 was LIBOR plus 155 basis points, or 1.65% per annum. No amounts were drawn on the BAML Revolver as of June 30, 2021. We do not believe that the interest rate risk on the BAML Revolver is material as of June 30, 2021.

Although the interest rates on the BMO Term Loan, the BAML Term Loan and the JPM Term Loan are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BAML Term Loan, and the LIBOR-based rate on the remaining $100 million portion of the JPM Term Loan, by entering into interest rate swap agreements. On July 22, 2016, the Company fixed the interest rate for the period beginning on September 27, 2017 and ending on September 27, 2021 on the BAML Term Loan with multiple interest rate swap agreements (the “2017 Interest Rate Swap”). On March 7, 2019, the Company fixed the interest rate for the period beginning on March 29, 2019 and ending on November 30, 2021 for the notional value of $100 million on the JPM Term Loan with interest rate swap agreements (the “2019 JPM Interest Rate Swap”). On June 4, 2021, the Company paid approximately $1.2 million to terminate the 2019 JPM Interest Rate Swap, which was scheduled to mature on November 30, 2021. On February 20, 2019, the Company fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan with interest rate swap agreements (the “2019 BMO Interest Rate Swap”). On June 4, 2021, the Company paid approximately $0.6 million to terminate $55 million in Notional Value on the 2019 BMO Interest Rate Swap, which was scheduled to mature on November 30, 2021. Accordingly, based upon our credit rating, as of June 30, 2021, the interest rate on the BAML Term Loan was 2.87% per annum and the interest rate on the BMO Term Loan was 4.04% per annum. The fair value of these interest rate swaps are affected by changes in market interest rates. We believe that we have mitigated interest rate risk with respect to the BAML Term Loan through the 2017 Interest Rate Swap from September 27, 2017 until September 27, 2021. We believe that we have mitigated interest rate risk with respect to the BMO Term Loan through the 2019 BMO Interest Rate Swap until January 31, 2024. These interest rate swaps were our only derivative instruments as of June 30, 2021.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BAML Term Loan, BMO Term Loan and a portion of the JPM Term Loan as of June 30, 2021 (in thousands):

	Notional	Strike	Effective	Expiration	Fair Value (2) at
(in thousands)	Value	Rate	Date	Date	June 30, 2021	December 31, 2020

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$(992)	$(2,947)
2019 JPM Interest Rate Swap	$100,000	2.44%	Mar-19	Nov-21	$—	$(2,102)
2019 BMO Interest Rate Swap (1)	$165,000	2.39%	Aug-20	Jan-24	$(8,433)	$(12,262)

(1) The Notional Value was $220 million and decreased to $165 million on June 4, 2021.
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

The following table presents, as of June 30, 2021, our contractual variable rate borrowings under our BAML Revolver, which matures on January 12, 2022, under our BAML Term Loan, which matures on January 12, 2023, under our BMO Term Loan Tranche B, which matures on January 31, 2024, under our Series A Notes, which mature on December 20, 2024, and under our Series B Notes, which mature on December 20, 2027. Under the BAML Revolver, we have the right to extend the initial maturity date with two additional six month extensions, or until January 12, 2023, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2021	2022	2023		2024	2025	Thereafter
BAML Revolver	$—	$—	$—	$		$—	$—	$—
BAML Term Loan	400,000	—	—		400,000	—	—	—
BMO Term Loan Tranche B	165,000	—	—		—	165,000	—	—
Series A Notes	116,000	—	—		—	116,000	—	—
Series B Notes	84,000	—	—		—	—	—	84,000
Total	$765,000	$—	$—		$400,000	$281,000	$—	$84,000

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Comprehensive Income (Loss); and (vi) the Notes to Consolidated Financial Statements.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: August 3, 2021	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: August 3, 2021	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)