Form 10-Q
period 2021-09-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2021-11-08
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021.

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

The number of shares of common stock outstanding as of October 29, 2021 was 105,632,725.

Franklin Street Properties Corp.
Form 10-Q

Quarterly Report
September 30, 2021

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Franklin Street Properties Corp.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share and par value amounts)	2021	2020
Assets:
Real estate assets:
Land	$161,767	$189,155
Buildings and improvements	1,630,729	1,938,629
Fixtures and equipment	11,727	12,949
	1,804,223	2,140,733
Less accumulated depreciation	459,531	538,717
Real estate assets, net	1,344,692	1,602,016
Acquired real estate leases, less accumulated amortization of $50,302 and $55,447, respectively	19,864	28,206
Cash, cash equivalents and restricted cash	9,731	4,150
Tenant rent receivables	2,681	7,656
Straight-line rent receivable	58,132	67,789
Prepaid expenses and other assets	5,547	5,752
Related party mortgage loan receivables	21,000	21,000
Office computers and furniture, net of accumulated depreciation of $1,180 and $1,443, respectively	153	163
Deferred leasing commissions, net of accumulated amortization of $24,013 and $30,411, respectively	44,729	56,452
Total assets	$1,506,529	$1,793,184

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$—	$3,500
Term loans payable, less unamortized financing costs of $1,352 and $2,677, respectively	473,648	717,323
Series A & Series B Senior Notes, less unamortized financing costs of $699 and $822, respectively	199,301	199,178
Accounts payable and accrued expenses	59,309	72,058
Accrued compensation	3,482	3,918
Tenant security deposits	6,169	8,677
Lease liability	1,256	1,536
Other liabilities: derivative liabilities	7,583	17,311
Acquired unfavorable real estate leases, less accumulated amortization of $3,377 and $4,031, respectively	708	1,592
Total liabilities	751,456	1,025,093

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 105,632,725 and 107,328,199 shares issued and outstanding, respectively	11	11
Additional paid-in capital	1,349,225	1,357,131
Accumulated other comprehensive loss	(7,583)	(17,311)
Accumulated distributions in excess of accumulated earnings	(586,580)	(571,740)
Total stockholders’ equity	755,073	768,091
Total liabilities and stockholders’ equity	$1,506,529	$1,793,184

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020

Revenues:
Rental	$50,326	$61,834	$164,671	$184,799
Related party revenue:
Management fees and interest income from loans	419	400	1,246	1,208
Other	57	13	69	31
Total revenues	50,802	62,247	165,986	186,038
Expenses:
Real estate operating expenses	14,373	16,730	45,664	49,498
Real estate taxes and insurance	10,200	12,279	34,461	36,348
Depreciation and amortization	18,862	22,076	62,379	66,659
General and administrative	3,749	3,817	11,857	11,159
Interest	7,928	8,953	26,582	26,996
Total expenses	55,112	63,855	180,943	190,660

Loss on extinguishment of debt	(236)	—	(403)	—
Gain on sale of properties, net	8,632	—	29,258	—
Income (loss) before taxes and equity in income of non-consolidated REITs	4,086	(1,608)	13,898	(4,622)
Tax expense	51	71	174	203
Equity in income of non-consolidated REITs	421	—	421	—

Net Income (loss)	$4,456	$(1,679)	$14,145	$(4,825)

Weighted average number of shares outstanding, basic and diluted	106,905	107,328	107,196	107,295

Net income (loss) per share, basic and diluted	$0.04	$(0.02)	$0.13	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020

Net income (loss)	$4,456	$(1,679)	$14,145	$(4,825)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	1,842	2,801	9,728	(15,475)

Total other comprehensive income (loss)	1,842	2,801	9,728	(15,475)

Comprehensive income (loss)	$6,298	$1,122	$23,873	$(20,300)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands, except per share amounts)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2019	107,269	$11	$1,356,794	$(4,682)	$(565,727)	$786,396
Comprehensive loss	—	—	—	(18,353)	(1,071)	(19,424)
Distributions $0.09 per share of common stock	—	—	—	—	(9,654)	(9,654)
Balance, March 31, 2020	107,269	$11	$1,356,794	$(23,035)	$(576,452)	$757,318
Comprehensive income (loss)	—	—	—	77	(2,075)	(1,998)
Equity-based compensation	59	—	337			337
Distributions $0.09 per share of common stock	—	—	—	—	(9,654)	(9,654)
Balance, June 30, 2020	107,328	$11	$1,357,131	$(22,958)	$(588,181)	$746,003
Comprehensive income (loss)	—	—	—	2,801	(1,679)	1,122
Distributions $0.09 per share of common stock	—	—	—	—	(9,660)	(9,660)
Balance, September 30, 2020	107,328	$11	$1,357,131	$(20,157)	$(599,520)	$737,465

Balance, December 31, 2020	107,328	$11	$1,357,131	$(17,311)	$(571,740)	$768,091
Comprehensive income (loss)	—	—	—	3,613	(6,460)	(2,847)
Distributions $0.09 per share of common stock	—	—	—	—	(9,660)	(9,660)
Balance, March 31, 2021	107,328	$11	$1,357,131	$(13,698)	$(587,860)	$755,584
Comprehensive income	—	—	—	4,273	16,149	20,422
Equity-based compensation	67	—	338			338
Distributions $0.09 per share of common stock	—	—	—	—	(9,659)	(9,659)
Balance, June 30, 2021	107,395	$11	$1,357,469	$(9,425)	$(581,370)	$766,685
Comprehensive income (loss)	—	—	—	1,842	4,456	6,298
Repurchased shares	(1,762)	—	(8,244)	—	—	(8,244)
Distributions $0.09 per share of common stock	—	—	—	—	(9,666)	(9,666)
Balance, September 30, 2021	105,633	$11	$1,349,225	$(7,583)	$(586,580)	$755,073

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$14,145	$(4,825)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	64,390	68,859
Amortization of above and below market leases	(38)	(234)
Shares issued as compensation	338	337
Loss on extinguishment of debt	403	—
Gain on sale of properties, net	(29,258)	—
Equity in income of non-consolidated REITs	(421)	—
Distributions from non-consolidated REITs	421	—
Decrease in allowance for doubtful accounts and write-off of accounts receivable	—	(13)
Changes in operating assets and liabilities:
Tenant rent receivables	4,975	(143)
Straight-line rents	(3,103)	(2,636)
Lease acquisition costs	(1,666)	(1,516)
Prepaid expenses and other assets	(1,035)	(504)
Accounts payable and accrued expenses	(8,389)	2,527
Accrued compensation	(436)	234
Tenant security deposits	(2,508)	89
Payment of deferred leasing commissions	(10,857)	(6,168)
Net cash provided by operating activities	26,961	56,007
Cash flows from investing activities:
Property improvements, fixtures and equipment	(55,008)	(61,989)
Proceeds received on sales of real estate assets	319,357	—
Net cash provided by (used in) investing activities	264,349	(61,989)
Cash flows from financing activities:
Distributions to stockholders	(28,985)	(28,968)
Stock repurchases	(8,244)	—
Borrowings under bank note payable	76,500	85,000
Repayments of bank note payable	(80,000)	(55,000)
Repayment of term loan payable	(245,000)	—
Net cash provided by (used in) financing activities	(285,729)	1,032
Net increase (decrease) in cash, cash equivalents and restricted cash	5,581	(4,950)
Cash, cash equivalents and restricted cash, beginning of year	4,150	9,790
Cash, cash equivalents and restricted cash, end of period	$9,731	$4,840

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$22,995	$22,716
Taxes	$417	$475
Non-cash investing activities:
Accrued costs for purchases of real estate assets	$5,108	$11,732

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

As of September 30, 2021, the Company owned and operated a portfolio of real estate consisting of 26 operating properties, one redevelopment property and two managed Sponsored REITs and held one promissory note secured by a mortgage on real estate owned by a Sponsored REIT. From time-to-time, the Company may acquire real estate or make additional secured loans. The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s number of operating properties and rentable square feet of real estate. As of September 30, 2021 and September 30, 2020, the Company had one and three redevelopment properties, respectively, which are excluded from the table.

	As of September 30,
	2021	2020
Operating Properties:
Number of properties	26	32
Rentable square feet	7,671,275	9,526,822

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other period.

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

	September 30,	September 30,
(in thousands)	2021	2020
Cash and cash equivalents	$5,053	$4,840
Restricted cash	4,678	—
Total cash, cash equivalents and restricted cash	$9,731	$4,840

Restricted cash consists of escrows arising from property sales. Cash held in escrow is paid when the related issue is resolved.

Recent Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company is currently assessing the potential impact that the adoption of ASU 2020-04 may have on its consolidated financial statements.

2.  Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At each of September 30, 2021 and December 31, 2020, the Company held a non-controlling common stock interest in two Sponsored REITs in which the Company no longer shares in economic benefit or risk.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancellable with 30 days notice. Asset management fee income from non-consolidated entities amounted to approximately $50,000 and $59,000 for the nine months ended September 30, 2021 and 2020, respectively.

From time to time the Company may make secured loans (“Sponsored REIT Loans”) to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes. The Company reviews the need for an allowance under CECL for Sponsored REIT Loans each reporting period. The Company regularly evaluates the extent and impact of any credit deterioration that could affect performance and the value of the secured property, as well as the financial and operating capability of the borrower. A property’s fair value, operating results and existing cash balances are considered and used to assess whether cash flows from operations are sufficient to cover the current and future operating and debt service requirements. The Company also evaluates the borrower’s competency in managing and operating the secured property and considers the overall economic environment, real estate sector and geographic sub-market in which the secured property is located. The Company applies normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment. None of the Sponsored REIT loans have been impaired.

The Company anticipates the sole Sponsored REIT Loan outstanding will be repaid at maturity or earlier from refinancing, long term financings of the underlying property, cash flows from the underlying property or some other capital event. The outstanding Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two years.

The following is a summary of the sole Sponsored REIT Loan outstanding as of September 30, 2021:

			Maximum	Amount	Interest
(dollars in thousands, except footnotes)		Maturity	Amount	Outstanding	Rate at
Sponsored REIT	Location	Date	of Loan	30-Sep-21	30-Sep-21

Mortgage loan secured by property
FSP Monument Circle LLC (1)	Indianapolis, IN	6-Dec-22	$21,000	$21,000	7.51%

			$21,000	$21,000

(1)	The interest rate is a fixed rate and this mortgage loan includes an origination fee of $164,000 and an exit fee of $38,000 when repaid by the borrower.

The Company recognized interest income and fees from the Sponsored REIT Loan of approximately $1,196,000 and $1,149,000 for the nine months ended September 30, 2021 and 2020, respectively. The financial instrument was classified within Level 3 of the fair value hierarchy and had a fair value of approximately $20.5 million as of September 30, 2021.

On December 6, 2020, the Company entered into a second amendment to the Sponsored REIT Loan with FSP Monument Circle LLC which qualified as a troubled debt restructuring. The amendment extended the maturity date of the loan for two years and increased the interest rate from 7.19% to 7.51%. There were no commitments in this amendment to lend additional funds to such Sponsored REIT and the loan is fully collateralized by the mortgage held on the Sponsored REIT's property. Repayment of this Sponsored REIT Loan is expected to be provided substantially through the sale of the collateral.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at September 30, 2021) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at September 30, 2021).

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum, which matured on August 26, 2020. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of September 30, 2021, the effective interest rate on the BMO Term Loan was 4.04% per annum. On June 4, 2021, the Company paid approximately $0.6 million to terminate the portion of the interest rate swap on the tranche A term loan, which was scheduled to mature on November 30, 2021.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or the administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of September 30, 2021.

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

As of September 30, 2021, there were no borrowings outstanding under the BAML Revolver. The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.55% over LIBOR at September 30, 2021) or (ii) a margin over the base rate depending on the Company’s credit rating (0.55% over the base rate at September 30, 2021). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.30% at September 30, 2021).

Based upon the Company’s credit rating, as of September 30, 2021, the interest rate on the BAML Revolver was 1.63% per annum. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the nine months ended September 30, 2021 was approximately 1.32% per annum. As of December 31, 2020, there were $3.5 million of borrowings outstanding under the BAML Revolver. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2020 was approximately 1.65% per annum.

BAML Term Loan Highlights

●	The original principal amount of the BAML Term Loan was $400 million. On September 30, 2021, the Company repaid a $90 million portion of the BAML Term Loan and incurred a loss on extinguishment of debt of $0.2 million related to unamortized deferred financing costs. As of September 30, 2021, $310 million remained outstanding under the BAML Term Loan.
●	The BAML Term Loan matures on January 12, 2023.
●	The BAML Credit Facility includes an accordion feature that allows for an aggregate amount of up to $500 million of additional borrowing capacity applicable to the BAML Revolver and/or the BAML Term Loan, subject to receipt of lender commitments and satisfaction of certain customary conditions.

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.75% over LIBOR at September 30, 2021) or (ii) a margin over the base rate depending on the Company’s credit rating (0.75% over the base rate at September 30, 2021).

The interest rate on the BAML Credit Facility was variable at September 30, 2021. Previously the Company had fixed the base LIBOR interest rate on the BAML Term Loan by entering into interest rate swap transactions. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ended on September 27, 2021. Based upon the Company’s credit rating, as of September 30, 2021, the interest rate on the BAML Term Loan was 1.83% per annum. The weighted average variable interest rate on all amounts outstanding under the BAML Term Loan after the expiration of the interest rate swaps, from September 28 through September 30, 2021 was approximately 1.84% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BAML Credit Facility financial covenants as of September 30, 2021.

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

The Senior Notes bear interest depending on the Company’s credit rating. As of September 30, 2021, the Series A Notes bear interest at 4.49% per annum and the Series B Notes bear interest at 4.76% per annum.

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BAML Credit Facility, the BMO Credit Agreement and the JPM Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. The Company was in compliance with the Senior Notes financial covenants as of September 30, 2021.

4.  Financial Instruments: Derivatives and Hedging

On July 22, 2016, the Company entered into interest rate swap tranactions that fixed the interest rate for the period beginning on September 27, 2017 and ended on September 27, 2021 on the BAML Term Loan (the “2017 Interest Rate Swap”). On March 7, 2019, the Company entered into interest rate swap tranactions that fixed the interest rate for the period beginning on March 29, 2019 and ending on November 30, 2021 on a $100 million portion of the JPM Term Loan (the “2019 JPM Interest Rate Swap”). On February 20, 2019, the Company entered into interest rate swap tranactions that fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan (the “2019 BMO Interest Rate Swap”). The variable rates that were fixed under the 2017 Interest Rate Swap, the 2019 JPM Interest Rate Swap and the 2019 BMO Interest Rate Swap (collectively referred to as the “Interest Rate Swaps”) are described in Note 3.

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

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at September 30, 2021 and December 31, 2020. The notional value is an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair Value (2) at
(in thousands)	Value	Rate	Date	Date	September 30, 2021	December 31, 2020

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$—	$(2,947)
2019 JPM Interest Rate Swap	$100,000	2.44%	Mar-19	Nov-21	$—	$(2,102)
2019 BMO Interest Rate Swap (1)	$165,000	2.39%	Aug-20	Jan-24	$(7,583)	$(12,262)

(1) The Notional Value decreased to $165 million on June 4, 2021.
(2) Classified within Level 2 of the fair value hierarchy.

On September 30, 2021, the 2019 BMO Interest Rate Swap was reported as a liability with a fair value of approximately $7.6 million and is included in other liabilities: derivative liabilities in the consolidated balance sheet at September 30, 2021.

The gain/(loss) on the Company’s Interest Rate Swaps that was recorded in other comprehensive income (loss) (OCI) and the accompanying consolidated statements of operations as a component of interest expense for the nine months ended September 30, 2021 and 2020, respectively, was as follows:

(in thousands)	Nine Months Ended September 30,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2021	2020

Amounts of gain (loss) recognized in OCI	$2,410	$(20,400)
Amounts of previously recorded gain/(loss) reclassified from OCI into Interest Expense	$(7,318)	$(4,925)

Total amount of Interest Expense presented in the consolidated statements of operations	$26,582	$26,996

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $3.3 million of the current balance held in accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months.

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

5.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at each of September 30, 2021 and 2020.

6.  Stockholders’ Equity

As of September 30, 2021, the Company had 105,632,725 shares of common stock outstanding. The Company declared and paid dividends as follows (in thousands, except per share amounts):

	Dividends Per	Total
Quarter Paid	Share	Dividends

First quarter of 2021	$0.09	$9,660
Second quarter of 2021	$0.09	$9,659
Third quarter of 2021	$0.09	$9,666

First quarter of 2020	$0.09	$9,654
Second quarter of 2020	$0.09	$9,654
Third quarter of 2020	$0.09	$9,660

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

On June 4, 2020, the Company granted 58,998 shares under the Plan to non-employee directors at a compensation cost of approximately $337,500 and on May 20, 2021, the Company granted 66,564 shares under the Plan to non-employee directors at a compensation cost of approximately $337,500, which was recognized during the nine months ended September 30, 2020 and 2021, respectively, and is included in general and administrative expenses for such periods. Such shares were fully vested on the date of issuance. There are currently 1,780,820 shares available for grant under the Plan.

	Shares Available	Compensation
	for Grant	Cost

Balance December 31, 2019	1,906,382	$337,500
Shares granted 2020	(58,998)	337,500
Balance December 31, 2020	1,847,384	$675,000
Shares granted 2021	(66,564)	337,500
Balance September 30, 2021	1,780,820	$1,012,500

Repurchase of Common Stock

On June 23, 2021, the Board of Directors of the Company authorized the repurchase of up to $50 million of the Company’s common stock from time to time in the open market, privately negotiated transactions or other manners as permitted by federal securities laws. The repurchase authorization may be suspended or discontinued at any time. The Company subsequently repurchased 1,762,038 shares of common stock during the third quarter of 2021 at an aggregate cost of approximately $8.2 million at an average cost of approximately $4.68 per share, inclusive of brokerage commissions. The excess of the purchase price over the par value of the shares repurchased is applied to reduce additional paid-in capital. The Company did not effect any repurchases during 2020.

A summary of the repurchase of common stock by the Company is shown in the following table:

(Cost in thousands)	Shares Repurchased	Cost
Balance December 31, 2020	1,017,498	$18,775
Repurchase of shares	1,762,038	8,244
Balance, September 30, 2021	2,779,536	$27,019

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

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use NOLs to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs generated prior to December 31, 2018 will expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured. The gross amount of NOLs available to the Company was $13.0 million as of each of September 30, 2021 and December 31, 2020.

Income Tax Expense

The Company is subject to a business tax known as the Revised Texas Franchise Tax. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax. The Company recorded a provision for the Revised Texas Franchise Tax of $174,000 and $203,000 for the nine months ended September 30, 2021 and 2020, respectively.

The income tax expense reflected in the consolidated statements of operations relates primarily to a franchise tax on the Company’s Texas properties.

	For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020

Revised Texas Franchise Tax	$174	$203
Other Taxes	—	—
Tax expense	$174	$203

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

For the nine months ended September 30, 2021 and 2020, the Company recognized the following amounts of income relating to lease payments:

Income relating to lease payments:
	Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Income from leases (1)	$161,443	$181,929
	$161,443	$181,929

(1) Amounts recognized from variable lease payments were $42,298 and $45,281 for the nine months ended September 30, 2021 and 2020, respectively.

9.  Dispositions of properties

In 2021, the Company determined that further debt reduction would provide greater financial flexibility and potentially increase shareholder value. Accordingly, the Company adopted a strategy to dispose of certain properties in 2021 where it believes its valuation objective has been met. The Company sold three office properties located in Atlanta, Georgia on May 27, 2021 with an aggregate sales price of approximately $219.5 million, at a net gain of approximately $22.8 million. The Company sold an office property in Dulles, Virginia on June 29, 2021 with a sales price of approximately $17.3 million, at a loss of $2.1 million. The Company sold an office property located in Indianapolis, Indiana on August 31, 2021 with a sales price of approximately $35 million, at a loss of approximately $1.7 million. The Company sold two office properties located in Chesterfield, Missouri on September 23, 2021 with an aggregate sales price of approximately $67 million, at a gain of approximately $10.3 million. The Company used the proceeds of the dispositions principally to repay outstanding indebtedness.

The Company reports the results of operations of its properties in its consolidated statements of operations, which includes rental income, rental operating expenses, real estate taxes and insurance and depreciation and amortization.

The operating results for the properties that the Company disposed of are summarized below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Rental revenue	$2,820	$10,759	$20,813	$31,365
Rental operating expenses	(801)	(3,465)	(6,292)	(9,778)
Real estate taxes and insurance	136	(1,632)	(2,814)	(4,980)
Depreciation and amortization	(769)	(4,050)	(6,047)	(12,181)
Income from dispositions	$1,386	$1,612	$5,660	$4,426

10.  Subsequent Events

On October 5, 2021, the Company entered into a Purchase and Sale Agreement with a third-party buyer for the disposition of two properties located in Chantilly, Virginia for a purchase price of approximately $40 million. Assuming satisfaction of certain customary conditions to close, including successful completion by the buyer of a due diligence inspection period, the closing of the sale of the properties is expected to take place during the fourth quarter of 2021.

On October 8, 2021, the Board of Directors of the Company declared a cash distribution of $0.09 per share of common stock payable on November 11, 2021 to stockholders of record on October 22, 2021.

On October 22, 2021, the Company sold the 999 Peachtreee property located in Atlanta Georgia for a sales price of approximately $223.9 million, at a gain of approximately $86.8 million. On October 25, 2021, the Company repaid $15.0 million of the BAML Revolver and $200.0 million of the BAML Term Loan using proceeds from the sale of the property.

On October 29, 2021, the Company agreed to amend and restate its existing Sponsored REIT Loan to FSP Monument Circle LLC to extend the maturity date from December 6, 2022 to June 30, 2023 and to advance an additional $3.0 million tranche of indebtedness to FSP Monument Circle LLC with the same June 30, 2023 maturity date, effectively increasing the aggregate principal amount of the Sponsored REIT Loan from $21 million to $24 million. In addition, the Company agreed to defer all principal and interest payments due under the Sponsored REIT Loan until the maturity date on June 30, 2023. As part of its consideration for agreeing to amend and restate the Sponsored REIT Loan, the Company obtained from the stockholders of the parent of FSP Monument Circle LLC the right to cause the sale of the property owned by FSP Monument Circle LLC any time on or after January 1, 2023.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, adverse changes in general economic or local market conditions, including as a result of the COVID-19 pandemic and other potential infectious disease outbreaks and terrorist attacks or other acts of violence, which may negatively affect the markets in which we and our tenants operate, adverse changes in energy prices, which if sustained, could negatively impact occupancy and rental rates in the markets in which we own properties, including energy-influenced markets such as Dallas, Denver and Houston, expectations for future property dispositions, uncertainty relating to the completion and timing of the disposition of the properties under agreement, expectations for potential repurchases of our common stock and the potential payment of special dividends, changes in interest rates as a result of economic market conditions or a downgrade in our credit rating, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, uncertainties relating to fiscal policy, changes in government regulations and regulatory uncertainty, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, delays in construction schedules, unanticipated increases in construction costs, unanticipated repairs, increases in the level of general and administrative costs as a percentage of revenus as revenues decrease as a result of property dispositions, additional staffing, insurance increases and real estate tax valuation reassessments. See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A. “Risk Factors” below. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

As of September 30, 2021, approximately 6.6 million square feet, or approximately 84.6% of our total owned portfolio, was located in Atlanta, Dallas, Denver, Houston and Minneapolis.

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

We continue to believe that the current price of our common stock does not accurately reflect the value of our underlying real estate assets and intend to continue our strategy of seeking to increase shareholder value through the sale of select properties where we believe that our short to intermediate term valuation objectives have been met. Pursuant to this strategy, we anticipate that dispositions in 2021 will result in estimated gross proceeds in the range of approximately $563 million to $600 million. As of October 25, 2021, we had disposed of real estate assets for aggregate gross proceeds of approximately $563 million and repaid approximately $508 million of debt. As we continue to execute this strategy, our revenue, Funds From Operations, and capital expenditures are likely to decrease in the short term. Proceeds from dispositions are intended to be used for the repayment of debt, repurchases of our common stock, any special dividends required to meet REIT requirements, and other general corporate purposes.

Further to this strategy, on May 27, 2021, we sold One Ravinia, Two Ravinia and One Overton Park in Atlanta Georgia for aggregate gross proceeds of approximately $219.5 million. On June 29, 2021, we sold Loudoun Technology Center in Sterling, Virginia for gross proceeds of approximately $17.25 million. On August 31, 2021, we sold River Crossing in Indianapolis, Indiana for gross proceeds of $35 million. On September 23, 2021, we sold Timberlake and Timberlake East, in Chesterfield, Missouri for aggregate gross proceeds of $67 million. During the three months ended June 30, 2021, we repaid approximately $155 million of term loan indebtedness and the approximately $47.5 million that had been drawn under our revolving line of credit. During the three months ended September 30, 2021, we repaid $90 million of term loan indebtedness.

On October 5, 2021, we entered into a Purchase and Sale Agreement with a third-party buyer for the disposition of two properties located in Chantilly, Virginia for a purchase price of approximately $40 million. Assuming satisfaction of certain customary conditions to close, including successful completion by the buyer of a due diligence inspection period, the closing of the sale of the properties is expected to take place during the fourth quarter of 2021.

On October 22, 2021, we sold 999 Peachtree in Atlanta Georgia for gross proceeds of approximately $223.9 million. On October 25, 2021, the Company repaid $15.0 million of the BAML Revolver and $200.0 million of the BAML Term Loan using proceeds from the sale of the property.

On June 15, 2021, the credit rating for our senior unsecured debt was downgraded by Moody’s Investor Service to Ba1 from Baa3. The interest rate applicable to borrowings under our credit facilities is based in part on the rating of our debt. We anticipate that as a result of this downgrade we will incur an additional approximately $0.8 million in additional interest costs over the balance of 2021 and $3.2 million in additional interest costs over a full twelve month period based on our borrowings as of September 30, 2021.

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

We have been following and directing our vendors to follow the guidelines from the Centers for Disease Control and other applicable authorities to minimize the spread of COVID-19 among our employees, tenants, vendors and visitors, as well as at our properties. During the nine months ended September 30, 2021, all of our properties remained open for business. Some of our tenants have requested rent concessions, and more tenants may request rent concessions or may not pay rent in the future. Future rent concession requests or nonpayment of rent could lead to increased rent delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, extended lease terms, increased tenant improvement capital expenditures, or reduced rental rates to maintain occupancies. We review each rent concession request on a case by case basis and may or may not provide rent concessions, depending on the specific circumstances involved. Cash, cash equivalents and restricted cash were $9.7 million as of September 30, 2021. Management believes that existing cash, cash anticipated to be generated internally by operations and our existing availability under the BAML Revolver ($600 million as of September 30, 2021) will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real estate properties.

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

Real Estate Operations

As of September 30, 2021, our real estate portfolio was comprised of 26 operating properties, which we refer to as our operating properties, and one redevelopment property, which we refer to as our redevelopment property, that is in the process of being redeveloped. We collectively refer to our operating and our redevelopment properties as our owned portfolio. Our 26 operating properties were approximately 80.0% leased as of September 30, 2021, a decrease from 85.0% leased as of December 31, 2020. The 5.0% decrease in leased space was a result of the impact from the disposition of four properties in the second quarter of 2021, the disposition of three properties in the third quarter of 2021 and of lease expirations and terminations, which exceeded leasing completed during the nine months ended September 30, 2021. As of September 30, 2021, we had approximately 1,536,000 square feet of vacancy in our operating properties compared to approximately 1,397,000 square feet of vacancy at December 31, 2020. During the nine months ended September 30, 2021, we leased approximately 892,000 square feet of office space, of which approximately 622,000 square feet were with existing tenants, at a weighted average term of 7.8 years. On average, tenant improvements for such leases were $25.08 per square foot, lease commissions were $11.61 per square foot and rent concessions were approximately eight months of free rent. Average GAAP base rents under such leases were $30.10 per square foot, or 2.0% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2020.

We reclassify redevelopment properties as operating properties when the property redevelopment is complete and leasing has stabilized. Given the length of the redevelopment and lease-up process, the reclassification of a property may take a significant amount of time.

As of September 30, 2021, our sole redevelopment property was an approximately 111,000 square foot property known as Stonecroft in Chantilly, Virginia. The redevelopment of Stonecroft commenced in August 2020. We expect to incur redevelopment costs (excluding lease-up costs) of $5.1 million, which includes significant interior work to make the space suitable for multiple tenants. As of September 30, 2021, we had incurred approximately $3.6 million in redevelopment costs. We anticipate completing the redevelopment during the fourth quarter of 2021. On October 5, 2021, we entered into a

Purchase and Sale Agreement with a third-party buyer for the disposition of Stonecroft and our other office property located in Chantilly, Virginia for a purchase price of approximately $40 million. Assuming satisfaction of certain customary conditions to close, including successful completion by the buyer of a due diligence inspection period, the closing of the sale of the properties is expected to take place during the fourth quarter of 2021. We expect to incur the remaining redevelopment costs of approximately $1.6 million prior to the anticipated closing of the sale of the property in the fourth quarter of 2021. If the expected sale of Stonecroft does not occur, we expect to incur additional lease-up and stabilization costs prior to the property becoming an operating property.

Our property known as Blue Lagoon in Miami, Florida, was substantially completed during the first quarter of 2021, and had previously been classified as a redevelopment property. As of September 30, 2021, the property had leases signed and a tenant occupying approximately 73.1% of the rentable square feet of the property.

As of September 30, 2021, leases for approximately 0.9% and 7.9% of the square footage in our owned portfolio are scheduled to expire during 2021 and 2022, respectively. As the fourth quarter of 2021 begins, we believe that our operating properties are stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants. While leasing activity at our properties has continued, we believe that the COVID-19 pandemic and related containment and mitigation measures may limit or delay new tenant leasing during at least the fourth quarter of 2021 and potentially in future periods.

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

Dispositions of Properties

We sold three office properties located in Atlanta, Georgia on May 27, 2021 with an aggregate sales price of approximately $219.5 million, at a net gain of approximately $22.8 million. We sold an office property in Dulles, Virginia on June 29, 2021 at a loss of $2.1 million. We sold an office property located in Indianapolis, Indiana on August 31, 2021 with a sales price of approximately $35 million, at a loss of approximately $1.7 million. We sold two office properties located in Chesterfield, Missouri on September 23, 2021 with an aggregate sales price of approximately $67 million, at a gain of approximately $10.3 million. On October 22, 2021, the Company sold 999 Peachtree in Atlanta Georgia for a sales price of approximately $223.9 million, at a gain of approximately $86.8 million. We used the proceeds of the dispositions principally to repay outstanding indebtedness. The dispositions of these properties did not represent a strategic shift that has a major effect on our operations and financial results. Atlanta, Georgia is in the sunbelt region of the United States, and our current strategy is to continue to invest in this region. Accordingly, the properties sold remained classified within continuing operations for all periods presented.

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

Recent Accounting Standards

In March 2020, the Financial Accounting Standards Board (FASB) issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company is currently assessing the potential impact that the adoption of ASU 2020-04 may have on its consolidated financial statements.

Results of Operations

The following table shows financial results for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,
(in thousands)	2021	2020	Change
Revenues:
Rental	$50,326	$61,834	$(11,508)
Related party revenue:
Management fees and interest income from loans	419	400	19
Other	57	13	44
Total revenues	50,802	62,247	(11,445)
Expenses:
Real estate operating expenses	14,373	16,730	(2,357)
Real estate taxes and insurance	10,200	12,279	(2,079)
Depreciation and amortization	18,862	22,076	(3,214)
General and administrative	3,749	3,817	(68)
Interest	7,928	8,953	(1,025)
Total expenses	55,112	63,855	(8,743)

Loss on extinguishment of debt	(236)	—	(236)
Gain on sale of properties, net	8,632	—	8,632
Income (loss) before taxes and equity in income of non-consolidated REITs	4,086	(1,608)	5,694
Tax expense	51	71	(20)
Equity in income of non-consolidated REITs	421	—	421

Net income (loss)	$4,456	$(1,679)	$6,135

Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020:

Revenues

Total revenues decreased by $11.5 million to $50.8 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $11.5 million arising primarily from the sale of eight properties in the last twelve months and a tenant bankruptcy in December 2020 and other losses of rental income from leases that expired after September 30, 2020 and during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. These decreases were partially offset by rental income earned from leases commencing after September 30, 2020. Our leased space in our operating properties was 80.0% at September 30, 2021 and 85.6% at September 30, 2020.

Expenses

Total expenses decreased by $8.7 million to $55.1 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The decrease was primarily a result of:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $4.4 million primarlity attributable to the property dispositions noted above.
●	A decrease in depreciation and amortization of approximately $3.2 million primarlity attributable to the property dispositions noted above.
●	A decrease in general and administrative expenses of $0.1 million, which was primarily from lower professional fees.
●	A decrease to interest expense of approximately $1.0 million. The decrease was primarily from lower interest expense as a result of a lower principal amount of debt outstanding, which was partially offset by higher interest rates during the three months ended September 30, 2021 compared to the same period in 2020.

Loss on extinguishment of debt

During the three months ended September 30, 2021, we repaid debt and incurred a loss on extinguishment of debt of $0.2 million related to unamortized deferred financing costs on the date of the repayment.

Gain on sale of properties, net

During the three months ended September 30, 2021, we sold an office property located in Indianapolis, Indiana on August 31, 2021, with a sales price of approximately $35 million at a loss of approximately $1.7 million. We sold two office properties located in Chesterfield, Missouri on September 23, 2021 with an aggregate sales price of approximately $67 million, at a gain of approximately $10.3 million. There were no property sales during the three months ended September 30, 2020.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which decreased $20,000 during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Net income (loss)

Net income for the three months ended September 30, 2021 was $4.5 million compared to a net loss of $1.7 million for the three months ended September 30, 2020, for the reasons described above.

The following table shows financial results for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
(in thousands)	2021	2020	Change
Revenues:
Rental	$164,671	$184,799	$(20,128)
Related party revenue:
Management fees and interest income from loans	1,246	1,208	38
Other	69	31	38
Total revenues	165,986	186,038	(20,052)
Expenses:
Real estate operating expenses	45,664	49,498	(3,834)
Real estate taxes and insurance	34,461	36,348	(1,887)
Depreciation and amortization	62,379	66,659	(4,280)
General and administrative	11,857	11,159	698
Interest	26,582	26,996	(414)
Total expenses	180,943	190,660	(9,717)

Loss on extinguishment of debt	(403)	—	(403)
Gain on sale of properties, net	29,258	—	29,258
Income (loss) before taxes on income and equity in income of non-consolidated REITs	13,898	(4,622)	18,520
Tax expense on income	174	203	(29)
Equity in income of non-consolidated REITs	421	—	421

Net income (loss)	$14,145	$(4,825)	$18,970

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020:

Revenues

Total revenues decreased by $20.1 million to $166.0 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $20.1 million arising primarily from the sale of eight properties in the last twelve months and a tenant bankruptcy in December 2020 and other loss of rental income from leases that expired after September 30, 2020 during the nine months ended September 30, 2021 compared the same period in 2020. These decreases were partially offset by rental income earned from leases commencing after September 30, 2020. Our leased space in our operating properties was 80.0% at September 30, 2021 and 85.6% at September 30, 2020.

Expenses

Total expenses decreased by $9.7 million to $180.9 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The decrease was primarily a result of:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $5.7 million primarlity attributable to the property dispositions noted above.
●	A decrease in depreciation and amortization of approximately $4.3 million primarlity attributable to the property dispositions noted above.
●	A decrease in interest expense of approximately $0.4 million. The decrease was primarily from lower interest expense as a result of a lower principal amount of debt outstanding, which was partially offset by higher interest rates during the nine months ended September 30, 2021 compared to the same period in 2020.

These decreases were partially offset by:

●	An increase general and administrative expenses of approximately $0.7 million, which was primarily from professional fees.

Loss on extinguishment of debt

During the nine months ended September 30, 2021, we repaid debt and incurred a loss on extinguishment of debt of $0.4 million related to unamortized deferred financing costs on the date of the repayment.

Gain on sale of properties, net

During the nine months ended September 30, 2021, we sold three office properties located in Atlanta, Georgia on May 27, 2021 with an aggregate sales price of approximately $219.5 million, at a net gain of approximately $22.8 million. We sold an office property in Dulles, Virginia on June 29, 2021 at a loss of $2.1 million. We sold an office property located in Indianapolis, Indiana on August 31, 2021, with a sales price of approximately $35 million at a loss of approximately $1.7 million. We sold two office properties located in Chesterfield, Missouri on September 23, 2021 with an aggregate sales price of approximately $67 million, at a gain of approximately $10.3 million. There were no property sales during the nine months ended September 30, 2020.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which decreased $29,000 during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Net income (loss)

Net income for the nine months ended September 30, 2021 was $14.1 million compared to a net loss of $4.8 million for the nine months ended September 30, 2020, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands):	2021	2020	2021	2020
Net income (loss)	$4,456	$(1,679)	$14,145	$(4,825)
Gain on sale of properties	(8,632)	—	(29,258)	—
Equity in income of non-consolidated REITs	(421)	—	(421)	—
FFO from non-consolidated REITs	421	—	421	—
Depreciation and amortization	18,861	21,989	62,340	66,424
NAREIT FFO	14,685	20,310	47,227	61,599
Lease Acquisition costs	112	136	297	333

Funds From Operations	$14,797	$20,446	$47,524	$61,932

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

Net Operating Income (NOI)*

	Rentable
	Square				Nine Months				Nine Months
	Feet	Three Months Ended			Ended	Three Months Ended			Ended	Inc	%
(in thousands)	or RSF	31-Mar-21	30-Jun-21	30-Sep-21	30-Sep-21	31-Mar-20	30-Jun-20	30-Sep-20	30-Sep-20	(Dec)	Change
Region
East	437	$592	$685	$642	$1,919	$896	$1,218	$591	$2,705	$(786)	(29.1)%
MidWest	1,000	3,139	3,184	3,470	9,793	3,412	3,062	3,000	9,474	319	3.4%
South	3,202	9,555	9,207	8,482	27,244	10,312	9,975	10,387	30,674	(3,430)	(11.2)%
West	2,625	10,369	9,901	10,144	30,414	11,463	11,211	10,975	33,649	(3,235)	(9.6)%
Property NOI* from Operating Properties	7,264	23,655	22,977	22,738	69,370	26,083	25,466	24,953	76,502	(7,132)	(9.3)%
Dispositions and Redevelopment Properties (a)	519	6,106	5,023	2,625	13,754	6,791	6,730	7,244	20,765	(7,011)	(5.2)%
Property NOI*	7,783	$29,761	$28,000	$25,363	$83,124	$32,874	$32,196	$32,197	$97,267	$(14,143)	(14.5)%

Same Store		$23,655	$22,977	$22,738	$69,370	$26,083	$25,466	$24,953	$76,502	$(7,132)	(9.3)%

Less Nonrecurring
Items in NOI* (b)		32	34	281	347	26	810	351	1,187	(840)	0.9%

Comparative
Same Store		$23,623	$22,943	$22,457	$69,023	$26,057	$24,656	$24,602	$75,315	$(6,292)	(8.4)%

					Nine Months				Nine Months
		Three Months Ended			Ended	Three Months Ended			Ended
Reconciliation to Net Income (Loss)		31-Mar-21	30-Jun-21	30-Sep-21	30-Sep-21	31-Mar-20	30-Jun-20	30-Sep-20	30-Sep-20
Net income (loss)		$(6,460)	$16,149	$4,456	$14,145	$(1,071)	$(2,075)	$(1,679)	$(4,825)
Add (deduct):
Loss on extinguishment of debt		—	167	236	403	—	—	—	—
Gain on sale of properties, net		—	(20,626)	(8,632)	(29,258)	—	—	—	—
Management fee income		(465)	(403)	(380)	(1,248)	(478)	(446)	(484)	(1,408)
Depreciation and amortization		24,381	19,136	18,861	62,378	22,338	22,245	22,076	66,659
Amortization of above/below market leases		(32)	(6)	—	(38)	(73)	(75)	(86)	(234)
General and administrative		4,146	3,962	3,749	11,857	3,525	3,817	3,817	11,159
Interest expense		8,600	10,054	7,928	26,582	9,063	8,980	8,953	26,996
Interest income		(394)	(399)	(404)	(1,197)	(382)	(381)	(386)	(1,149)
Equity in income of non-consolidated REITs		—	—	(421)	(421)	—			—
Non-property specific items, net		(15)	(34)	(30)	(79)	(48)	131	(14)	69

Property NOI*		$29,761	$28,000	$25,363	$83,124	$32,874	$32,196	$32,197	$97,267
(a)	We define redevelopment properties as properties being developed, redeveloped or where redevelopment is complete, but are in lease-up and that are not stabilized. We also include properties that have been placed in service, but that do not have operating activity for all periods presented.
(b)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the nine months ended September 30, 2021 for our properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in non-consolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	September 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2021 (a)	Square Feet (b)

Forest Park	Charlotte	NC	1999/2020	64,198	31,534	49.1%	$25.29
Meadow Point	Chantilly	VA	1999	138,537	97,419	70.3%	26.15
Innsbrook	Glen Allen	VA	1999	298,183	170,680	57.2%	18.66
Stonecroft (c)	Chantilly	VA	2008	111,469	—	—%	—
East total				612,387	299,633	48.9%	21.79
Northwest Point	Elk Grove Village	IL	1999	177,095	177,095	100.0%	30.27
909 Davis Street	Evanston	IL	2002	195,098	182,105	93.3%	41.83
121 South 8th Street	Minneapolis	MN	1974	298,121	256,056	85.9%	23.33
801 Marquette Ave	Minneapolis	MN	1923/2017	129,821	71,713	55.2%	15.72
Plaza Seven	Minneapolis	MN	1987	330,096	282,529	85.6%	33.27
Midwest total				1,130,231	969,498	85.8%	30.41
Blue Lagoon Drive	Miami	FL	2002/2021	213,182	138,611	65.0%	26.21
Park Ten	Houston	TX	1999	157,609	113,195	71.8%	30.25
Addison Circle	Addison	TX	1999	289,325	242,194	83.7%	32.30
Collins Crossing	Richardson	TX	1999	300,887	251,241	83.5%	27.40
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	27.89
Park Ten Phase II	Houston	TX	2006	156,746	148,924	95.0%	29.20
Liberty Plaza	Addison	TX	1985	217,191	160,396	73.9%	21.84
Legacy Tennyson Center	Plano	TX	1999/2008	207,049	98,638	47.6%	23.75
One Legacy Circle	Plano	TX	2008	214,110	120,672	56.4%	38.46
Westchase I & II	Houston	TX	1983/2008	629,025	330,364	52.5%	28.05
Pershing Park Plaza	Atlanta	GA	1989	160,145	96,824	60.5%	33.58
999 Peachtree	Atlanta	GA	1987	621,946	524,425	84.3%	34.60
South Total				3,415,614	2,473,883	72.4%	29.99
380 Interlocken	Broomfield	CO	2000	240,359	155,440	64.7%	33.00
1999 Broadway	Denver	CO	1986	680,255	461,825	67.9%	33.69
1001 17th Street	Denver	CO	1977/2006	655,420	625,205	95.4%	37.02
600 17th Street	Denver	CO	1982	610,730	518,937	85.0%	32.90
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	25.13
390 Interlocken	Broomfield	CO	2002	241,512	239,991	99.4%	32.99
West Total				2,624,512	2,197,634	83.7%	33.56

Total Owned Properties				7,782,744	5,940,648	76.3%	$30.97
(a)	Based on weighted occupied square feet for the nine months ended September 30 2021, including month-to-month tenants, divided by the Property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the nine months ended September 30, 2021, per weighted occupied square foot.
(c)	We define redevelopment properties as properties being developed, redeveloped or where redevelopment is complete, but are in lease-up and that are not stabilized.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $9.7 million and $4.2 million at September 30, 2021 and December 31, 2020, respectively. The increase of $5.6 million is attributable to $26.9 million provided by operating activities, plus $264.3 million provided by investing activities less $285.7 million used in financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations and our existing debt financing will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. We have extension options on our BAML Revolver (discussed below), which management expects to exercise, or we may seek to replace this indebtedness with new loans or extend the current loans. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real estate properties.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2021 of $26.9 million is primarily attributable to net income of $14.1 million less $29.3 million of gains on sale of properties, net, plus the add-back of $61.6 million of non-cash expenses, plus a decrease in tenant rent receivables of $5.0 million and proceeds received from a liquidating distribution from a non-consoldiated REIT of $0.4 million. These increases were partially offset by an increase in payment of deferred leasing commissions of $10.9 million, a decrease in accounts payable and accrued compensation of $8.8 million, an increase in tenant security deposits of $2.5 million, an increase in lease acquisition costs of $1.7 million and an increase in prepaid expenses and other assets of $1.0 million.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2021 of $264.3 million is primarily attributable to proceeds from the sale of seven properties of $319.3 million less purchases of other real estate assets and office equipment investments of $55.0 million.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2021 of $285.7 million is primarily attributable to repayment of the JPM Term Loan (as defined below) of $100.0 million, repayment of a tranche of the BMO Term Loan (as defined below) of $55.0 million, repayment of a portion of the BAML Term Loan (as defined below) of $90 million, net repayments on the BAML Revolver (as defined below) of $3.5 million, stock repurchases of $8.2 million and distributions paid to stockholders of $29.0 million.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at September 30, 2021) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at September 30, 2021).

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum, which matured on August 26, 2020. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of September 30, 2021, the effective interest rate on the BMO Term Loan was 4.04% per annum. On June 4, 2021, the Company paid approximately $0.6 million to terminate the portion of the interest rate swap on tranche A, which was scheduled to mature on November 30, 2021.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. We were in compliance with the BMO Term Loan financial covenants as of September 30, 2021.

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

As of September 30, 2021, there were no borrowings outstanding under the BAML Revolver. The BAML Revolver bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.55% over LIBOR at September 30, 2021) or (ii) a margin over the base rate depending on the Company’s credit rating (0.55% over the base rate at September 30, 2021). The BAML Credit Facility also obligates the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee is assessed against the total amount of the BAML Revolver, or $600 million (0.30% at September 30, 2021).

Based upon the Company’s credit rating, as of September 30, 2021, the interest rate on the BAML Revolver would have been 1.63% per annum had any borrowings been outstanding. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the nine months ended September 30, 2021 was approximately 1.32% per annum. As of December 31, 2020, there were $3.5 million of borrowings outstanding under the BAML Revolver. The weighted average interest rate on all amounts outstanding on the BAML Revolver during the year ended December 31, 2020 was approximately 1.65% per annum.

BAML Term Loan Highlights

●	The original principal amount of the BAML Term Loan was $400 million. On September 30, 2021, the Company repaid a $90 million portion of the BAML Term Loan. As of September 30, 2021, $310 million remained outstanding under the BAML Term Loan.
●	The BAML Term Loan matures on January 12, 2023.
●	The BAML Credit Facility includes an accordion feature that allows for an aggregate amount of up to $500 million of additional borrowing capacity applicable to the BAML Revolver and/or the BAML Term Loan, subject to receipt of lender commitments and satisfaction of certain customary conditions.

The BAML Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.75% over LIBOR at September 30, 2021) or (ii) a margin over the base rate depending on the Company’s credit rating (0.75% over the base rate at September 30, 2021).

The interest rate on the BAML Credit Facility was variable at September 30, 2021. Previously the Company had fixed the base LIBOR interest rate on the BAML Term Loan by entering into interest rate swap transactions. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BAML Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ended on September 27, 2021. Based upon the Company’s credit rating, as of September 30, 2021, the interest rate on the BAML Term Loan was 1.83% per annum. The weighted average variable interest rate on all amounts outstanding under the BAML Term Loan after the expiration of the interest rate swaps, from September 28 through September 30, 2021 was approximately 1.84% per annum.

BAML Credit Facility General Information

The BAML Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BAML Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BAML Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BAML Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BAML Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BAML Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BAML Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BAML Credit Facility financial covenants as of September 30, 2021.

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

The Senior Notes bear interest depending on the Company’s credit rating. As of September 30, 2021, the Series A Notes bear interest at 4.49% per annum and the Series B Notes bear interest at 4.76% per annum.

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BAML Credit Facility, the BMO Credit Agreement and the JPM Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. The Company was in compliance with the Senior Notes financial covenants as of September 30, 2021.

Stock Repurchase Program

On June 23, 2021, we announced a share repurchase program under which we are authorized to repurchase up to $50 million of our common stock. The share repurchase program may be suspended or discontinued at any time. During the three months ended September 30, 2021, we repurchased 1,762,038 shares of common stock at an average price per share of $4.68. As of September 30, 2021, $41.8 million remained authorized for repurchase under the program. Future repurchases of common stock will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.

Equity Securities

From time to time, we expect to issue debt securities, common stock, preferred stock or depository shares under a registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage. As of September 30, 2021, we had one secured loan outstanding for $21 million principal amount with one Sponsored REIT under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes. We anticipate that the outstanding amounts of this loan will be repaid from sale of the collateral.

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

Additional information about our Sponsored REIT Loans outstanding as of September 30, 2021, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part 1, Item 1, Note 2, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans” and Note 10 “Subsequent Events”, in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the three and nine months ended September 30, 2021 and 2020, respectively, the rental income exceeded the expenses for each individual property, with the exception of 801 Marquette for the three and nine months ended September 30, 2021, Pershing Park for the three months ended September 30, 2021 and Stonecroft for the three and nine months ended September 30, 2020.

801 Marquette has approximately 130,000 square feet of rentable space, which is 91.8% leased as of September 30, 2021. During the three months ended September 30, 2021, we determined that a lease was not collectible and wrote off related rents and receivables against rental income. The tenant continues to occupy the space and is on a cash basis for revenue recognition. The property had $22,000 in rental income and $334,000 of operating expenses for the three months ended September 30, 2021 and had $852,000 of rental income and $1,026,000 or operating expenses for the nine months ended September 30, 2021.

Pershing Park has approximately 160,000 square feet of rentable space, which was 12.4% leased at June 30, 2021 due to a large tenant departure on May 31, 2021. During the three months ended September 30, 2021, we signed a lease with a new tenant for approximately 100,000 square feet that has not commenced. The property had $178,000 of rental income and $510,000 of operating expenses for the three months ended September 30, 2021.

Stonecroft had approximately 111,000 square feet of rentable space and became vacant in December 2019. We had no rental income and operating expenses of $69,000 related to this property during the three months ended September 30, 2020. We had no rental income and operating expenses of $514,000 related to this property during the nine months ended September 30, 2020.

Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. As of September 30, 2021 and December 31, 2020, if market rates on our outstanding borrowings under the BAML Revolver and the BAML Term Loan not subject to an interest rate swap increased by 10% at maturity, or approximately 18 and 13 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by $0.6 million and $5,000 annually, respectively. Based upon our credit rating, the interest rate on the BAML Revolver as of September 30, 2021 had amounts been outstanding would have been LIBOR plus 155 basis points, or 1.63% per annum. Based upon our credit rating, the interest rate on the BAML Term Loan as of September 30, 2021 was LIBOR plus 175 basis points, or 1.83% per annum. No amounts were drawn on the BAML Revolver and $310 million was outstanding on the BAML Term Loan as of September 30, 2021. We do not believe that the interest rate risk on the BAML Revolver and the BAML Term Loan are material as of September 30, 2021.

Although the interest rates on the BMO Term Loan, the BAML Term Loan and the JPM Term Loan are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BAML Term Loan, and the LIBOR-based rate on the remaining $100 million portion of the JPM Term Loan, by entering into interest rate swap agreements. On July 22, 2016, the Company fixed the interest rate for the period beginning on September 27, 2017 and ended on September 27, 2021 on the BAML Term Loan with multiple interest rate swap agreements (the “2017 Interest Rate Swap”). On March 7, 2019, the Company fixed the interest rate for the period beginning on March 29, 2019 and ending on November 30, 2021 for the notional value of $100 million on the JPM Term Loan with interest rate swap agreements (the “2019 JPM Interest Rate Swap”). On June 4, 2021, the Company paid approximately $1.2 million to terminate the 2019 JPM Interest Rate Swap, which was scheduled to mature on November 30, 2021. On February 20, 2019, the Company fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan with interest rate swap agreements (the “2019 BMO Interest Rate Swap”). On June 4, 2021, the Company paid approximately $0.6 million to terminate $55 million in Notional Value on the 2019 BMO Interest Rate Swap, which was scheduled to mature on November 30, 2021. Accordingly, based upon our credit rating, as of September 30, 2021, the interest rate on the BMO Term Loan was 4.04% per annum. The fair value of these interest rate swaps are affected by changes in market interest rates. We believe that we have mitigated interest rate risk with respect to the BMO Term Loan through the 2019 BMO Interest Rate Swap until January 31, 2024. This interest rate swap was our only derivative instrument as of September 30, 2021.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BAML Term Loan, BMO Term Loan and a portion of the JPM Term Loan as of September 30, 2021 and December 31, 2020 (in thousands):

	Notional	Strike	Effective	Expiration	Fair Value (2) at
(in thousands)	Value	Rate	Date	Date	September 30, 2021	December 31, 2020

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$—	$(2,947)
2019 JPM Interest Rate Swap	$100,000	2.44%	Mar-19	Nov-21	$—	$(2,102)
2019 BMO Interest Rate Swap (1)	$165,000	2.39%	Aug-20	Jan-24	$(7,583)	$(12,262)

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

The following table presents, as of September 30, 2021, our contractual variable rate borrowings under our BAML Revolver, which matures on January 12, 2022, under our BAML Term Loan, which matures on January 12, 2023, under our BMO Term Loan Tranche B, which matures on January 31, 2024, under our Series A Notes, which mature on December 20, 2024, and under our Series B Notes, which mature on December 20, 2027. Under the BAML Revolver, we have the right to extend the initial maturity date with two additional six month extensions, or until January 12, 2023, upon payment of a fee and satisfaction of certain customary conditions.

	Payment due by period
	(in thousands)
	Total	2021	2022	2023		2024	2025	Thereafter
BAML Revolver	$—	$—	$—	$		$—	$—	$—
BAML Term Loan	310,000	—	—		310,000	—	—	—
BMO Term Loan Tranche B	165,000	—	—		—	165,000	—	—
Series A Notes	116,000	—	—		—	116,000	—	—
Series B Notes	84,000	—	—		—	—	—	84,000
Total	$675,000	$—	$—		$310,000	$281,000	$—	$84,000

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 23, 2021, FSP Corp. announced that the Board of Directors of FSP Corp. had authorized the repurchase of up to $50 million of the Company’s common stock from time to time in the open market, privately negotiated transactions or other manners as permitted by federal securities laws. The repurchase authorization may be suspended or discontinued at any time.

The following table provides information about purchases by Franklin Street Properties Corp. during the quarter ended September 30, 2021 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 through July 31, 2021	0	N/A	0	$50,000,000
August 1, 2021 through August 31, 2021	681,158	$4.81	681,158	$46,725,733
September 1, 2021 through September 30, 2021	1,080,880	$4.60	1,080,880	$41,755,544
Total:	1,762,038	$4.68	1,762,038	$41,755,544

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

3.1 (1)	Articles of Incorporation, as amended

3.2 (2)	Amended and Restated By-laws.

10.1*	Purchase and Sale Agreement dated September 29, 2021, by and between FSP 999 Peachtree Street LLC and Piedmont Operating Partnership, LP.

31.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Comprehensive Income (Loss); and (vi) the Notes to Consolidated Financial Statements.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: November 8, 2021	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: November 8, 2021	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)