Form 10-K
period 2021-12-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2022-02-15
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price as reported on NYSE American, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021, was approximately $537,721,714.

There were 103,998,520 shares of common stock of the registrant outstanding as of February 4, 2022.

Documents incorporated by reference: The registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s Annual Meeting of Stockholders to be held on May 10, 2022 (the “Proxy Statement”). The information required in response to Items 10 — 14 of Part III of this Form 10-K, other than that contained in Part I under the caption, “Information about our Executive Officers,” is hereby incorporated by reference to the Proxy Statement.

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

We invest in infill and central business district office properties in the United States sunbelt and mountain west regions as well as select opportunistic markets. We believe that the United States sunbelt and mountain west regions have macro-economic drivers that have the potential to increase occupancies and rents. We seek value-oriented investments with an eye towards long-term growth and appreciation, as well as current income.

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

Real Estate

We own and operate a portfolio of real estate consisting of 24 office properties as of December 31, 2021. We derive rental revenue from income paid to us by tenants of these properties. See Item 2 of this Annual Report on Form 10-K for more information about our properties. From time-to-time we dispose of properties generating gains or losses in an ongoing effort to improve and upgrade our portfolio.

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

From time-to-time we may make secured loans to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes. We anticipate that these loans will be repaid at their maturity or earlier from long-term financings of the underlying properties, cash flows from the underlying properties or some other capital event. We refer to these loans as Sponsored REIT Loans. We had one Sponsored REIT Loan secured by real estate outstanding as of December 31, 2021, from which we derive interest income.

Sustainability

As an owner of commercial real estate, a sector with significant environmental, social and governance, or ESG, impact, we strive to maximize shareholder value through the prudent application of sound ESG strategies. Our efforts have been awarded recognition from various third party review entities, such as GRESB, ENERGY STAR and LEED.

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

Although our property portfolio is focused on properties in the central business districts of Atlanta, Dallas, Denver, Houston and Minneapolis, we may acquire, and have acquired, real properties in any geographic area of the United States and of any property type. We own 24 office properties that are located in eight different states as of December 31, 2021. See Item 2 of this Annual Report on Form 10-K for more information about our properties.

In 2021, we determined that further debt reduction would provide greater financial flexibility and potentially increase shareholder value. We continue to believe that the current price of our common stock does not accurately reflect the value of our underlying real estate assets and intend to continue the strategy we initially adopted in 2021 of seeking to increase shareholder value through the sale of select properties where we believe that short to intermediate term valuation potential has been reached. Pursuant to this strategy, we anticipate that dispositions in 2022 will result in estimated aggregate gross proceeds in the range of approximately $250 million to $350 million.

As a result, from time to time, as market conditions warrant, we expect to sell properties owned by us in 2022. In 2021, we sold 10 office properties located in four different states for aggregate gross sale proceeds of $602.7 million, at a net gain of $113.1 million. In 2020, we sold an office property located in Durham, North Carolina for gross proceeds of approximately $89.7 million, at a net gain of approximately $41.9 million. We did not sell any properties during 2019.

As we continue to execute on our property disposition strategy, our revenue, Funds From Operations, and capital expenditures are likely to decrease in the short term. Proceeds from dispositions are intended to be used for the repayment of debt, repurchases of our common stock, any special dividends required to meet REIT requirements, and other general corporate purposes.

We rely on the following principles in selecting real properties for acquisition by FSP Corp. and managing them after acquisition:

●	we seek to buy or develop investment properties at a price which produces value for investors and avoid overpaying for real estate merely to outbid competitors;
●	we seek to buy or develop properties in excellent locations with substantial infrastructure in place around them and avoid investing in locations where the future construction of such infrastructure is speculative;
●	we seek to buy or develop properties that are well-constructed and designed to appeal to a broad base of users and avoid properties where quality has been sacrificed for cost savings in construction or which appeal only to a narrow group of users;
●	we aggressively manage, maintain and upgrade our properties and refuse to neglect or undercapitalize management, maintenance and capital improvement programs; and
●	we believe that we have the ability to hold properties through down cycles because we generally do not have mortgage debt on the Company, which could place the properties at risk of foreclosure. As of February 4, 2022, none of our owned properties were subject to mortgage debt.

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

Human Capital

We had 32 and 34 employees as February 4, 2022 and December 31, 2021, respectively. Women represent 46.9% of our employees, of which 40.0% hold management level/leadership roles. We endeavor to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We regularly conduct training to prevent harassment and discrimination. The Company’s basis for recruitment, hiring, development, training, compensation and advancement of employees is qualifications, performance, skills and experience. Many of our employees have a long tenure with the Company. Our employees are compensated without regard to gender, race and ethnicity, and our compensation program is designed to attract and retain talent. During the COVID-19 pandemic, employees have been offered work-from-home flexibility to meet personal and family needs.

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

Information about our Directors

The following table sets forth the names, ages and positions of all our directors as of February 4, 2022.

Name	Age	Position
George J. Carter	73	Chief Executive Officer and Chairman of the Board
John N. Burke (1) (2) (3) (4)	60	Director
Brian N. Hansen (1) (2) (3) (5)	50	Director
Kenneth Hoxsie (1) (3) (6)	71	Director
Dennis J. McGillicuddy (1)	80	Director
Georgia Murray (1) (2) (7)	71	Director
Kathryn P. O'Neil (1) (2) (3)	58	Director
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	Chair of the Audit Committee
(5)	Chair of the Compensation Committee
(6)	Chair of the Nominating and Corporate Governance Committee

(7)	Lead Independent Director

George J. Carter, age 73, is Chief Executive Officer and has been Chairman of the Board of Directors of FSP Corp. since 2002. Mr. Carter also was the President of FSP Corp. from 2002 to May 2016. Mr. Carter is responsible for all aspects of the business of FSP Corp. and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. Prior to the conversion, he was President of the general partner of the FSP Partnership and was responsible for all aspects of the business of the FSP Partnership and its affiliates. From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”). Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.).

John N. Burke, age 60, has been a Director of FSP Corp. since 2004 and Chair of the Audit Committee since June 2004. Mr. Burke is a certified public accountant with over 30 years of experience in the practice of public accounting working with both private and publicly traded companies with extensive experience serving clients in the real estate and REIT industry. His experience includes analysis and evaluation of financial reporting, accounting systems, internal controls and audit matters. Mr. Burke has been involved as an advisor on several public offerings, private equity and debt financings and merger and acquisition transactions. Mr. Burke’s consulting experience includes a wide range of accounting, tax and business planning matters. Prior to starting his own firm in 2003, Mr. Burke was an Audit Partner in the Boston office of BDO USA, LLP. Mr. Burke is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of CPAs. Mr. Burke earned an M.S. in Taxation and studied undergraduate accounting at Bentley University.

Brian N. Hansen, age 50, has been a Director of FSP Corp. since 2012 and became Chair of the Compensation Committee in February 2021. Since 2007, Mr. Hansen has served as President and Chief Operating Officer of Confluence Investment Management LLC, a St. Louis based Registered Investment Advisor. Prior to founding Confluence in 2007, Mr. Hansen served as a Managing Director in A.G. Edwards’ Financial Institutions & Real Estate Investment Banking practice. While at A.G. Edwards, Mr. Hansen advised a wide variety of Real Estate Investment Trusts on numerous capital markets transactions, including public and private offerings of debt and equity securities as well as the analysis of various merger & acquisition opportunities. Prior to joining A.G. Edwards, Mr. Hansen served as a Manager in Arthur Andersen LLP’s Audit & Business Advisory practice. Mr. Hansen has served on the boards of a number of non-profit entities and currently serves on the Finance Council and as the Investment Committee Chair of the Archdiocese of St. Louis and as a member of the St. Louis County Retirement Board. Mr. Hansen earned his M.B.A. from the Kellogg School of Management at Northwestern University and his Bachelor of Science in Commerce from DePaul University. Mr. Hansen is a Certified Public Accountant.

Kenneth A. Hoxsie, age 71, has been a Director of FSP Corp. since January 2016 and became Chair of the Nominating and Corporate Governance Committee in February 2021. Mr. Hoxsie was a Partner at the international law firm of Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) until his retirement in December 2015. He joined Hale and Dorr (the predecessor of WilmerHale) in 1981, subsequently worked at Copley Real Estate Advisors, an institutional real estate investment advisory firm, and rejoined Hale and Dorr in 1994. Mr. Hoxsie has over 30 years’ experience in real estate capital markets transactions, fund formation, public company counseling and mergers and acquisitions and has advised the Company since its formation in 1997. Mr. Hoxsie earned his J.D. (Cum Laude) from Harvard Law School, his M.A. from Harvard University and his B.A. (Summa Cum Laude) from Amherst College, where he was elected to Phi Beta Kappa.

Dennis J. McGillicuddy, age 80, has been a Director of FSP Corp. since May 2002. Mr. McGillicuddy graduated from the University of Florida with a B.A. degree and from the University of Florida Law School with a J.D. degree. In 1968, Mr. McGillicuddy joined Barry Silverstein in founding Coaxial Communications, a cable television company. In 1998 and 1999, Coaxial sold its cable systems. Mr. McGillicuddy has served on the boards of various charitable organizations. He is currently President of the Board of Trustees of Florida Studio Theater, a professional non-

profit theater organization, and is President, Vice-Chairman and Director of All-Star Children’s Foundation, an organization engaged in creating a new paradigm for foster care.

Georgia Murray, age 71, has been a Director of FSP Corp. since April 2005 and Lead Independent Director since February 2014. Ms. Murray is retired from Lend Lease Real Estate Investments, Inc., where she served as a Principal from November 1999 until May 2000. From 1973 through October 1999, Ms. Murray worked at The Boston Financial Group, Inc., serving as Senior Vice President and a Director at times during her tenure. Boston Financial was an affiliate of the Boston Financial Group, Inc. She is a past Trustee of the Urban Land Institute and a past President of the Multifamily Housing Institute. Ms. Murray previously served on the Board of Directors of Capital Crossing Bank. She also serves on the boards of numerous non-profit entities. Ms. Murray is a graduate of Newton College.

Kathryn P. O’Neil, age 58, has been a Director of FSP Corp. since January 2016. Ms. O’Neil was a Director at Bain Capital in the Investor Relations area where she focused on Private Equity and had oversight of the Investment Advisory sector from 2011 until her retirement in 2014. From 1999 to 2007, Ms. O’Neil was a Partner at FLAG Capital Management LLC, a manager of fund-of-funds investment vehicles in private equity, venture capital, real estate and natural resources. Previously, Ms. O’Neil was an Investment Consultant at Cambridge Associates where she specialized in Alternative Assets. Ms. O’Neil currently serves on a variety of non-profit boards, including the Peabody Essex Museum where she is a Director and a member of the Finance and Investment Committees, Horizon’s for Homeless Children where she is a Director and serves on the Executive and Finance Committees, and the Trustees of Reservations where she serves on the President’s Council and was a member of the Investment Committee from 2006 to 2020. Ms. O’Neil is a Trustee Emeritus of Colby College and a former member of the Board of Overseers of the Boston Museum of Science. Ms. O’Neil holds a B.A. (Summa Cum Laude) and M.A. (Honorary) from Colby College where she was elected to Phi Beta Kappa. Ms. O’Neil received her M.B.A. from The Harvard Graduate School of Business Administration.

Information about our Executive Officers

The following table sets forth the names, ages and positions of all our executive officers as of February 4, 2022.

Name	Age	Position
George J. Carter (1)	73	Chief Executive Officer and Chairman of the Board
Jeffrey B. Carter	50	President and Chief Investment Officer
Scott H. Carter	50	Executive Vice President, General Counsel and Secretary
John G. Demeritt	61	Executive Vice President, Chief Financial Officer and Treasurer
John F. Donahue	55	Executive Vice President
Eriel Anchondo	44	Executive Vice President and Chief Operating Officer
(1)	Information about George J. Carter is set forth above. See “Directors of FSP Corp.”

Jeffrey B. Carter, age 50, is President and Chief Investment Officer of FSP Corp. Mr. Carter served as Executive Vice President and Chief Investment Officer from February 2012 until May 2016, when he was appointed as President in addition to his position as Chief Investment Officer. Previously, Mr. Carter served as Senior Vice President and Director of Acquisitions of FSP Corp. from 2005 to 2012 and as Vice President - Acquisitions from 2003 to 2005. Mr. Carter oversees the day-to-day execution of the Company’s strategic objectives and business plan. In addition, Mr. Carter is primarily responsible for developing and implementing the Company’s investment strategy, including coordination of acquisitions and dispositions. Prior to joining FSP Corp., Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida. Mr. Carter is a graduate of Arizona State University (B.A.), The George Washington University (M.A.) and Cornell University (M.B.A.). Mr. Carter’s father, George J. Carter, serves as Chief Executive Officer and Chairman of the Board of Directors of FSP Corp. and Mr. Carter’s brother, Scott H. Carter, serves as Executive Vice President, General Counsel and Secretary of FSP Corp.

Scott H. Carter, age 50, is Executive Vice President, General Counsel and Secretary of FSP Corp. Mr. Carter has served as General Counsel since February 2008. Mr. Carter joined FSP Corp. in October 2005 as Senior Vice President and In-house Counsel. Mr. Carter is primarily responsible for the management of all of the legal affairs of FSP Corp. and its affiliates. Prior to joining FSP Corp. in October 2005, Mr. Carter was associated with the law firm of

Nixon Peabody LLP, which he originally joined in 1999. At Nixon Peabody LLP, Mr. Carter concentrated his practice on the areas of real estate syndication, acquisitions and finance. Mr. Carter received a Bachelor of Business Administration (B.B.A.) degree in Finance and Marketing and a Juris Doctor (J.D.) degree from the University of Miami. Mr. Carter is admitted to practice law in the Commonwealth of Massachusetts. Mr. Carter’s father, George J. Carter, serves as Chief Executive Officer and Chairman of the Board of Directors of FSP Corp. and Mr. Carter’s brother, Jeffrey B. Carter, serves as President and Chief Investment Officer of FSP Corp.

John G. Demeritt, age 61, is Executive Vice President, Chief Financial Officer and Treasurer of FSP Corp. and has been Chief Financial Officer since March 2005. Mr. Demeritt previously served as Senior Vice President, Finance and Principal Accounting Officer from September 2004 to March 2005. Prior to September 2004, Mr. Demeritt was a Manager with Caturano & Company, an independent accounting firm (which later merged with McGladrey) where he focused on Sarbanes Oxley compliance. Previously, from March 2002 to March 2004 he provided consulting services to public and private companies where he focused on SEC filings, evaluation of business processes and acquisition integration. During 2001 and 2002 he was Vice President of Financial Planning & Analysis at Cabot Industrial Trust, a publicly traded real estate investment trust, which was acquired by CalWest in December 2001. From October 1995 to December 2000 he was Controller and Officer of The Meditrust Companies, a publicly traded real estate investment trust (formerly known as The La Quinta Companies, which was then acquired by the Blackstone Group), where he was involved with a number of merger and financing transactions. Prior to that, from 1986 to 1995 he had financial and accounting responsibilities at three other public companies, and was previously associated with Laventhol & Horwath, an independent accounting firm from 1983 to 1986. Mr. Demeritt is a Certified Public Accountant and holds a Bachelor of Science degree from Babson College.

John F. Donahue, age 55, is Executive Vice President of FSP Corp. and President of FSP Property Management LLC and has held those positions since May 2016. Mr. Donahue is primarily responsible for the oversight of the management of all of the real estate assets of FSP Corp. and its affiliates. Mr. Donahue joined FSP Corp. in August 2001 as Vice President of FSP Property Management LLC. From 2001 to May 2016, Mr. Donahue was responsible for the management of real estate assets of FSP Corp. and its affiliates. From 1992 to 2001, Mr. Donahue worked in the pension fund advisory business for GE Capital and AEW Capital Management with oversight of office, research and development, industrial and land investments. From 1989 to 1992, Mr. Donahue worked for Krupp Realty in various accounting and finance roles. Mr. Donahue holds a Bachelor of Science in Business Administration degree from Bryant College.

Eriel Anchondo, age 44, is Executive Vice President and Chief Operating Officer of FSP Corp. and has held those positions since May 2016. Mr. Anchondo joined FSP Corp. in 2015 as Senior Vice President of Operations. Mr. Anchondo is responsible for ensuring that the Company has the proper operational controls, administrative and reporting procedures, and people systems and infrastructure in place to effectively grow the organization and maintain financial strength and operating efficiency. Prior to joining FSP Corp., from July 2014 to December 2014, Mr. Anchondo provided consulting services to the retail banking division of ISBAN, which is part of the Technology and Operations division of the Santander Group of financial institutions. From May 2007 to July 2013, Mr. Anchondo was employed by Mercer, a global consulting leader in talent, health, retirement, and investments, as an Employee Education Manager across all lines of Mercer’s business. From May 2005 to May 2007, Mr. Anchondo was a Communications Consultant at New York Life Investment Management. From December 2002 to May 2005, Mr. Anchondo worked in the Preferred Client Services Group at Putnam Investments. Mr. Anchondo is a graduate of Boston University (B.A.) and Cornell University (M.B.A.).

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

The COVID-19 pandemic in many countries, including the United States, continues to adversely impact global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the pandemic has been evolving and many countries, including the United States, have reacted by instituting a range of evolving measures designed to contain the spread of COVID-19 and mitigate its public health effects.

Many U.S. cities and states, including cities and states where our properties are located, have also instituted quarantines, restrictions on travel, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. There can be no assurances as to the length of time any such continuing restrictions will remain in place.

Any ongoing negative economic impacts arising from the pandemic or any prolongation or worsening of the pandemic, including as a result of additional waves or variants of the COVID-19 disease, or the emergence of another future pandemic, could adversely affect us and/or our tenants due to, among other factors:

●	the unavailability of personnel, including our executive officers and other leaders that are part of our management team, and the inability to recruit, attract and retain skilled personnel;

●	difficulty accessing debt and equity capital on attractive terms, or at all—a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our and our tenants’ ability to access capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis on attractive terms, and may adversely affect the valuation of financial assets and liabilities, any of which could affect our ability to meet liquidity and capital expenditure requirements or have a material adverse effect on our business, financial condition, results of operations and cash flows;

●	an inability to operate in affected areas, or delays in the supply of products or services from the vendors that are needed to operate effectively, including without limitation, the ability to complete construction on time and on budget;

●	a reduction in demand for oil as a result of decreased economic activity and travel restrictions which, if sustained, could have an adverse impact on occupancy and rental rates in the markets where we own properties, including energy-influenced markets such as Dallas, Denver and Houston, where we have a significant concentration of properties; and

●	tenants’ inability to pay rent on their leases or our inability to re-lease space that is or becomes vacant, which inability, if extreme, could cause us to: (i) no longer be able to maintain our current level of dividends in order to preserve liquidity and (ii) be unable to meet our debt obligations to lenders, and/or be unable to meet debt covenants, either of which could trigger a default or defaults and cause us to have to sell properties or refinance debt on unattractive terms.

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

Some of our existing tenants and potential tenants operate in industries that are being adversely affected by the disruption to business caused by this pandemic. Tenants have been, and may in the future be, required to suspend operations at our properties for extended periods of time. For example, some of our retail tenants have been, and may continue to be, closed for an extended period of time or only open certain hours of the day. Some of our tenants have requested rent concessions and more tenants may request rent concessions or may not pay rent in the future. This could lead to increased rent delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, increased tenant improvement capital expenditures, or reduced rental rates to maintain occupancies. For example, on December 21, 2020, the parent company of a tenant that leases approximately 130,000 square feet filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, resulting in a writeoff charge of $3.1 million. Our operations could be materially negatively affected if the economic downturn is prolonged, which could adversely affect our operating results, ability to pay dividends, our ability to repay or refinance our existing indebtedness, and the price of our common stock.

The continuing evolution of this situation precludes any prediction as to the ultimate impact of the COVID-19 pandemic. The full extent of the impact and effects of the COVID-19 pandemic on our future financial performance, as a whole, and, specifically, on our real estate property holdings are uncertain at this time. The impact will depend on the availability, administration rates and effectiveness of vaccines and therapeutics and future developments, and other factors that are generally beyond our knowledge or control, including the severity and containment of certain COVID-19 variants, the continued duration and severity of the pandemic, and how quickly and to what extent normal economic and operating conditions can resume. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas, present uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows, and the price of our common stock.

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

Our operating results and financial condition could be adversely affected if we are unable to refinance the BofA Revolver, the BofA Term Loan, the BMO Term Loan, the Series A Notes or the Series B Notes.

There can be no assurance that we will be able to refinance the BofA Revolver, the BofA Term Loan, the BMO Term Loan, the Series A Notes or the Series B Notes (each as defined in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations) upon their respective maturities, or that any such refinancings would be on terms as favorable as the terms of the BofA Revolver, the BofA Term Loan, the BMO Term

Loan, the Series A Notes, or the Series B Notes, or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on the BofA Revolver, the BofA Term Loan, the BMO Term Loan, the Series A Notes or the Series B Notes. If we are unable to refinance the BofA Revolver, the BofA Term Loan, the BMO Term Loan, the Series A Notes or the Series B Notes at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected.

Failure to comply with covenants in the documents evidencing the BofA Revolver, the BofA Term Loan, the BMO Term Loan, the Series A Notes or the Series B Notes could adversely affect our financial condition.

The documents evidencing the BofA Revolver, the BofA Term Loan, the BMO Term Loan, the Series A Notes and the Series B Notes contain customary affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. In addition, subject to certain tax-related exceptions, the documents evidencing the BofA Revolver restrict our ability to make dividend distributions that exceed 95% of our good faith estimate of projected funds from operations for the applicable fiscal year. The documents evidencing the BofA Revolver, the BofA Term Loan, the BMO Term Loan, the Series A Notes and the Series B Notes contain some or all of the following financial covenants: minimum tangible net worth; maximum leverage ratio; maximum secured leverage ratio; minimum fixed charge coverage ratio; maximum unencumbered leverage ratio; and minimum unsecured interest coverage. Our continued ability to borrow under the BofA Revolver and our continued general compliance with the BofA Revolver, the BofA Term Loan, the BMO Term Loan, the Series A Notes and the Series B Notes is subject to ongoing compliance with our financial and other covenants. Failure to comply with such covenants could cause a default under the BofA Revolver, the BofA Term Loan, the BMO Term Loan, the Series A Notes or the Series B Notes, and we may then be required to repay them with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.

We may use the proceeds of the BofA Revolver, the BofA Term Loan, and the BMO Term Loan to finance the acquisition of real properties and for other permitted investments, to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, all to the extent permitted under the applicable documents. If we breach covenants in the documents evidencing the BofA Revolver, the BofA Term Loan, the BMO Term Loan, the Series A Notes or the Series B Notes, the lenders can declare a default. A default under documents evidencing the BofA Revolver, the BofA Term Loan, the BMO Term Loan, the Series A Notes, or the Series B Notes could result in difficulty financing growth in our business and could also result in a reduction in the cash available for distribution to our stockholders or for other corporate purposes. A default under documents evidencing the BofA Revolver, the BofA Term Loan, the BMO Term Loan, the Series A Notes or the Series B Notes could materially and adversely affect our financial condition and results of operations.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets.

As of December 31, 2021 and January 10, 2022, we had no borrowings under the Former BofA Revolver (as defined in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations). On January 10, 2022, we terminated the Former BofA Revolver two days prior to its scheduled maturity and simultaneously with the closing of the BofA Revolver. As of February 14, 2022, we had borrowings of $35 million drawn and outstanding under the BofA Revolver. Borrowings under the BofA Revolver, which may not exceed $237.5 million outstanding at any time, bear interest at variable rates based on our leverage ratio, from which we may incur additional indebtedness in the future. As of December 31, 2021, $110 million was drawn and outstanding under the BofA Term Loan. The BofA Term Loan includes an accordion feature that allows for an aggregate amount of up to $500 million of additional borrowing capacity. On July 22, 2016, we fixed the base LIBOR rate on the BofA Term Loan at 1.12% until September 27, 2021 by entering into an interest rate swap agreement. Subsequent to expiration of the interest rate swap agreement, interest on the BofA Term Loan has been at variable rates based on our credit rating.

As of December 31, 2021, $165 million was drawn and outstanding under the BMO Term Loan, although such amount may be increased by up to an additional $100 million through the exercise of an accordion feature. The

BMO Term Loan consists of a $55 million tranche A term loan, which was fully repaid on June 4, 2021, and a $165 million tranche B term loan that remains outstanding. Although interest on the BMO Term Loan is at variable rates based on our credit rating, on August 26, 2013, we fixed the base LIBOR rate on the BMO Term Loan at 2.32% per annum until August 26, 2020 by entering into an interest rate swap agreement. On February 20, 2019, we fixed the base LIBOR rate on the BMO Term Loan at 2.39% per annum for the period beginning August 26, 2020 and ending on January 31, 2024, by entering into interest rate swap agreements.

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

We may be adversely affected by the expected discontinuance of LIBOR. In July 2017, the United Kingdom Financial Conduct Authority (the regulatory authority over LIBOR) announced that it will plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, has announced that it intends to extend publication of USD LIBOR (other than one-week and two-month tenors) to June 2023. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement in the United States. In addition, other benchmarks may emerge or other rates may be adopted outside of the United States. Although the full impact of the transition away from LIBOR, including the discontinuance of LIBOR publication and the adoption of a replacement rate for LIBOR, remains unclear, these changes may have an adverse impact on our financing costs with respect to any floating rate indebtedness.

Downgrades in our credit ratings could reduce our access to funding sources in the credit and capital markets.

We are currently assigned a corporate credit rating from Moody’s Investors Service, Inc. (“Moody’s”) based on its evaluation of our creditworthiness. Although our corporate credit rating from Moody’s is currently below investment grade, there can be no assurance that we will not be further downgraded. Credit rating reductions or other negative actions by one or more rating agencies could adversely affect our access to funding sources, the cost and other terms of obtaining funding as well as our overall financial condition, operating results and cash flow.

Risks Related to our Operations and Properties

Economic conditions in the United States could have a material adverse impact on our earnings and financial condition.

The economic outlook in the United States is uncertain as a result of the COVID-19 pandemic. Because economic conditions in the United States may affect the demand for office space, real estate values, occupancy levels and property income, current and future economic conditions in the United States could have a material adverse impact on our earnings and financial condition. Economic conditions may be affected by numerous factors, including but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, changes in currency exchange rates, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment, the availability of credit and interest rates. As of the date of this report, the impact of the COVID-19 pandemic and related fallout from containment and mitigation measures, such as work from home arrangements and the closing of various businesses, is adversely affecting the demand for office space. Future economic factors also may negatively affect the demand for office space, real estate values, occupancy levels and property income.

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

We have adopted a strategy seeking to increase shareholder value through the sale of select properties where we believe that short to intermediate term valuation potential has been reached. Pursuant to this strategy, we anticipate that dispositions of properties in 2022 will result in estimated aggregate gross proceeds in the range of approximately $250 million to $350 million. As we execute this strategy, our revenue, Funds From Operations, and capital expenditures are likely to decrease in the short term. Proceeds from dispositions are intended to be used for the repayment of debt, repurchases of our common stock, any special dividends required to meet REIT requirements, and other general corporate purposes. We may not be able to dispose of properties at acceptable prices or otherwise on anticipated terms and conditions within the time periods contemplated by our disposition strategy, which would adversely affect our ability to use the proceeds as intended and impair our financial flexibility.

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

If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. In addition, at any time, a tenant of one of our properties may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders. For example, on December 21, 2020, the parent company of a tenant that leases approximately 130,000 square feet filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, resulting in a writeoff charge of $3.1 million.

New acquisitions may fail to perform as expected.

We may fund acquisitions of new properties, if any, with cash, by drawing on the BofA Revolver, by assuming existing indebtedness, by entering into new indebtedness, by issuing debt securities, by issuing shares of our stock or by other means. Our acquisition activities are subject to the following risks:

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

As of December 31, 2021, approximately 18%, 13% and 11% of our tenants as a percentage of the total rentable square feet operated in the energy services industry, the information technology and computer services industry and the non-legal professional services industry, respectively. An economic downturn in these or any industry in which a high concentration of our tenants operate or in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us, which could adversely affect our financial condition and results of operations.

We face risks from geographic concentration.

The properties in our portfolio as of December 31, 2021, by aggregate square footage, are distributed geographically as follows: South — 40.4%, West — 38.0%, Midwest — 16.4% and East — 5.2%. However, within certain of those regions, we hold a larger concentration of our properties in Greater Denver, Colorado — 38.0%, Dallas, Texas — 17.8%, Houston, Texas — 17.2% and Minneapolis, Minnesota — 11.0%. We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions. As the Dallas, Denver and Houston metropolitan areas have a significant presence in the energy sector, a prolonged period of low oil or natural gas prices, or other factors negatively impacting the energy industry, could have an adverse impact on our ability to maintain the occupancy of our properties in those areas or could cause us to lease space at rates below current in-place rents, or at rates below the rates we have leased space in those areas in the prior year. In addition, factors negatively impacting the energy industry could reduce the market values of our properties in those areas, which could reduce our net asset value and adversely affect our financial condition and results of operations, or cause a decline in the value of our common stock.

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

In the ordinary course of our business, we collect and store sensitive data concerning investors in the Sponsored REITS, tenants and vendors. Although we have taken steps to protect the security of our information technology systems and the data maintained in those systems, such systems and infrastructure may be vulnerable to attacks by hackers, computer viruses or ransomware, or breaches due to employee error, malfeasance, impersonation of authorized users or other disruptions. Any such breach or attack could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and continuously become more sophisticated, often are not recognized until launched against a target and may be difficult to detect for a long time, we may be unable to anticipate these techniques or to implement adequate preventive or detective measures. Any unauthorized access, disclosure or other loss of information could result in significant financial exposure, including significant costs to remediate possible injury to the affected parties. We may also be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under laws protecting confidential information. Any failure to maintain proper functionality and security of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Risks Related to our Common Stock

Our level of dividends may fluctuate.

Because our real estate occupancy levels, rental rates and property disposition levels can fluctuate, there is no predictable recurring level of revenue from such activities and changes in interest rates or in the mix of our fixed and variable rate debt can cause our interest costs to fluctuate. As a result of these fluctuations, the amount of cash available for distribution to our stockholders may fluctuate, which may result in our not being able to maintain or grow dividend levels, including special dividends, in the future.

The real properties held by us may significantly decrease in value.

As of December 31, 2021, we owned 24 properties. Some or all of these properties may decline in value. To the extent our real properties decline in value, our stockholders could lose some or all of the value of their investments. The value of our common stock may be adversely affected if the real properties held by us decline in value since these real properties represent the majority of the tangible assets held by us. Moreover, if we are forced to sell or lease the real property held by us below its initial purchase price or its carrying costs, respectively, or if we are forced to lease real property at below market rates because of the condition of the property or general economic or local market conditions, our results of operations would be adversely affected and such negative results of operations may result in lower dividends being paid to holders of our common stock.

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

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties

Set forth below is information regarding our properties as of December 31, 2021:

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/21	of Tenants	Major Tenants (2)

Office
600 Forest Point Circle	7/8/99	64,198	78.4%	2	Willis Towers Watson Southeast Inc.
Charlotte, NC 28273					Flexential Corp.

50 Northwest Point Rd.	12/5/01	177,095	100.0%	2	Citicorp Credit Services, Inc.
Elk Grove Village, IL 60005					NCS Pearson, Inc.

16285 Park Ten Place	6/27/02	157,609	72.0%	7	Penn Virginia Corporation
Houston, TX 77084					Blade Energy Partners, Ltd.
					Ranger Oil Corporation

15601 Dallas Parkway	9/30/02	289,325	75.8%	11	Cyxtera Management Inc.
Addison, TX 75001					WDT Acquisition Corporation
					Aerotek, Inc.

1500 & 1600 N. Greenville Ave.	3/3/03	300,887	84.4%	6	ARGO Data Resource Corp.
Richardson, TX 75081					EMC Corporation
					Id Software, LLC

5600, 5620 & 5640 Cox Road	7/16/03	298,183	57.2%	5	ChemTreat, Inc.
Glen Allen, VA 23060					General Electric Company

380 Interlocken Crescent	8/15/03	240,359	60.5%	6	VMWare, Inc.
Broomfield, CO 80021					Sierra Financial Services, Inc.

5505 Blue Lagoon Drive (4)	11/6/03	213,182	73.6%	1	Lennar Homes, LLC
Miami, FL 33126

1293 Eldridge Parkway	1/16/04	248,399	100.0%	1	CITGO Petroleum Corporation
Houston, TX 77077

6550 & 6560 Greenwood Plaza	2/24/05	196,236	100.0%	3	Kaiser Foundation Health Plan
Englewood, CO 80111					DirecTV, Inc.

16290 Katy Freeway	9/28/05	156,746	95.0%	7	Olin Corporation
Houston, TX 77094					Hargrove and Associates, Inc.
					Bluware, Inc.

5055 & 5057 Keller Springs Rd.	2/24/06	217,191	83.4%	24	Acrisure, LLC
Addison, TX 75001

390 Interlocken Crescent	12/21/06	241,512	99.4%	6	The Vail Corporation
Broomfield, CO 80021					AppExtremes, LLC

121 South Eighth Street	6/29/10	298,121	90.2%	42	Schwegman, Lundberg & Woessner
Minneapolis, MN 55402

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/21	of Tenants	Major Tenants (2)

801 Marquette Ave. South	6/29/10	129,821	91.8%	3	Common Grounds Minneapolis I, LLC
Minneapolis, MN 55402					Greater Minneapolis Convention & Visitor Association
					Deluxe Corporation

5100 & 5160 Tennyson Pkwy	3/10/11	207,049	41.1%	4	ARK-LA-TEX Financial Services, LLC
Plano, TX 75024

7500 Dallas Parkway	3/24/11	214,110	57.9%	7	ADS Alliance Data Systems, Inc.
Plano, TX 75024

909 Davis Street	9/30/11	195,098	93.3%	9	Houghton Mifflin Co.
Evanston, IL 60201					Aptinyx, Inc.
					Northshore University Healthsystem
					Industrious Evn 909 Davis Street

10370 & 10350 Richmond Ave.	11/1/12	629,025	57.6%	34	See Footnote 3
Houston, TX 77042

1999 Broadway	5/22/13	680,255	67.0%	36	United States Government
Denver, CO 80202

1001 17th Street	8/28/13	655,420	95.2%	18	Ovintiv USA Inc.
Denver, CO 80202					WPX Energy. Inc.
					Hall and Evans, LLC
					Ping Identity Corp.

45 South Seventh Street	6/6/16	330,096	83.6%	25	PricewaterhouseCoopers LLP
Minneapolis, MN 55402					Haworth Marketing & Media Company

1420 Peachtree Street, NE	8/10/16	160,145	76.6%	4	Swift, Currie, McGhee & Hiers, LLP
Atlanta, GA 30309

600 17th Street	12/1/16	611,163	80.7%	38	EOG Resources, Inc.
Denver, CO 80202

Total Owned Portfolio		6,911,225	78.4%

(1)	Date of purchase or merged entity date of purchase.
(2)	Major tenants that occupy 10% or more of the space in an individual property.
(3)	No tenant occupies more than 10% of the space.

All of the properties listed above are owned, directly or indirectly, by us. None of our properties are subject to any mortgage loans. We have no other material undeveloped or unimproved properties, or proposed programs for material renovation or development of any of our properties in 2022. We believe that our properties are adequately covered by insurance as of December 31, 2021.

The information presented below provides the weighted average GAAP rent per square foot for the year ended December 31, 2021 for our properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in nonconsolidated REITs or those which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	December 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2021 (a)	Square Feet (b)

Forest Park	Charlotte	NC	1999/2020	64,198	36,233	56.4%	$24.68
Innsbrook	Glen Allen	VA	1999	298,183	170,680	57.2%	18.71
East total				362,381	206,913	57.1%	19.76
Northwest Point	Elk Grove Village	IL	1999	177,095	177,095	100.0%	31.00
909 Davis Street	Evanston	IL	2002	195,098	182,104	93.3%	41.97
121 South 8th Street	Minneapolis	MN	1974	298,121	259,246	87.0%	24.01
801 Marquette Ave	Minneapolis	MN	1923/2017	129,821	83,566	64.4%	19.61
Plaza Seven	Minneapolis	MN	1987	330,096	281,407	85.3%	34.27
Midwest total				1,130,231	983,418	87.0%	31.16
Blue Lagoon Drive	Miami	FL	2002/2021	213,182	143,152	67.2%	26.15
Park Ten	Houston	TX	1999	157,609	113,258	71.9%	29.96
Addison Circle	Addison	TX	1999	289,325	233,688	80.8%	32.92
Collins Crossing	Richardson	TX	1999	300,887	251,933	83.7%	27.03
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	27.43
Park Ten Phase II	Houston	TX	2006	156,746	148,924	95.0%	28.98
Liberty Plaza	Addison	TX	1985	217,191	159,853	73.6%	22.61
Legacy Tennyson Center	Plano	TX	1999/2008	207,049	95,242	46.0%	25.55
One Legacy Circle	Plano	TX	2008	214,110	121,229	56.6%	38.35
Westchase I & II	Houston	TX	1983/2008	629,025	332,503	52.9%	27.51
Pershing Park Plaza	Atlanta	GA	1989	160,145	77,574	48.4%	32.89
South Total				2,793,668	1,925,755	68.9%	28.65
380 Interlocken	Broomfield	CO	2000	240,359	152,916	63.6%	32.80
1999 Broadway	Denver	CO	1986	680,255	459,580	67.6%	32.72
1001 17th Street	Denver	CO	1977/2006	655,420	624,615	95.3%	36.24
600 17th Street	Denver	CO	1982	611,163	512,705	83.9%	32.73
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	25.79
390 Interlocken	Broomfield	CO	2002	241,512	239,991	99.4%	32.64
West Total				2,624,945	2,186,043	83.3%	33.10

Total Owned Properties				6,911,225	5,302,129	76.7%	$30.60
(a)	Based on weighted occupied square feet for the year ended December 31, 2021, including month-to-month tenants, divided by the property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the year ended December 31, 2021 per weighted occupied square foot.

The information presented below is a lease expiration table for ten years and thereafter, stating (i) the number of tenants whose leases will expire, (ii) the total area in square feet covered by such leases, (iii) the annual rental represented by such leases in dollars and by square feet, and (iv) the percentage of gross annual rental represented by such leases.

			Rentable			Annualized	Percentage
	Number of		Square			Rent	of Total
Year of	Leases		Footage		Annualized	Per Square	Annualized
Lease	Expiring		Subject to		Rent Under	Foot Under	Rent Under
Expiration	Within the		Expiring		Expiring	Expiring	Expiring	Cumulative
December 31,	Year (a)		Leases		Leases (b)	Leases	Leases	Total

2022	54	(c)	503,150		$16,927,555	$33.64	10.5%	10.5%
2023	43		313,234		10,601,811	33.85	6.6%	17.1%
2024	50		738,892		23,275,750	31.50	14.4%	31.5%
2025	51		507,056		16,009,360	31.57	9.9%	41.4%
2026	31		532,267		19,064,325	35.82	11.8%	53.2%
2027	22		697,549		23,297,104	33.40	14.4%	67.6%
2028	15		273,175		7,513,529	27.50	4.7%	72.3%
2029	13		338,249		9,241,476	27.32	5.7%	78.0%
2030	8		422,110		13,861,254	32.84	8.6%	86.6%
2031	8		290,886		10,718,039	36.85	6.6%	93.2%
2032 and thereafter	37		798,533	(d)	10,887,055	13.63	6.8%	100.0%
Leased total	332		5,415,101		$161,397,258	$29.81	100.0%
Vacancies as of 12/31/21			1,496,124
Total Portfolio Square Footage			6,911,225
(a)	The number of leases approximates the number of tenants. Tenants with lease maturities in different years are included in annual totals for each lease. Tenants may have multiple leases in the same year.
(b)	Annualized rent represents the monthly rent charged, including tenant reimbursements, for each lease in effect at December 31, 2021 multiplied by 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.
(c)	Includes 3 leases that are month-to-month.
(d)	Includes 91,958 square feet that are non-revenue producing building amenities.

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

As of February 1, 2022, there were 15,167 holders of our common stock, including both holders of record and participants in securities position listings.

While not guaranteed, we expect to continue to pay cash dividends on our common stock in the future. See Part I, Item 1A Risk Factors, “Our level of dividends may fluctuate.” for additional information.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on the Company’s common stock between December 31, 2016 and December 31, 2021 with the cumulative total return of (1) the NAREIT Equity Index, (2) the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”) and (3) the Russell 2000 Total Return Index over the same period. This graph assumes the investment of $100.00 on December 31, 2016 and assumes that any distributions are reinvested.

	As of December 31,
	2016	2017	2018	2019	2020	2021
FSP	$100	$88	$54	$78	$43	$66
NAREIT Equity	100	109	104	134	127	180
S&P 500	100	122	116	153	181	233
Russell 2000	100	115	102	128	154	176

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

The following table provides information about purchases by Franklin Street Properties Corp. during the quarter ended December 31, 2021 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 through October 31, 2021	0	N/A	0	$41,755,544
November 1, 2021 through November 30, 2021	943,749	$6.01	943,749	$36,080,087
December 1, 2021 through December 31, 2021	690,456	$6.26	690,456	$31,755,550
Total:	1,634,205	$6.12	1,634,205	$31,755,550

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, adverse changes in general economic or local market conditions, including as a result of the COVID-19 pandemic and other potential infectious disease outbreaks and terrorist attacks or other acts of violence, which may negatively affect the markets in which we and our tenants operate, adverse changes in energy prices, which if sustained, could negatively impact occupancy and rental rates in the markets in which we own properties, including energy-influenced markets such as Dallas, Denver and Houston, expectations for future property dispositions, expectations for potential repurchases of our common stock and the potential payment of special dividends, changes in interest rates as a result of economic market conditions, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, uncertainties relating to fiscal policy, changes in government regulations and regulatory uncertainty, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, delays in construction schedules, unanticipated increases in construction costs, unanticipated repairs, increases in the level of general and administrative costs as a percentage of revenues as revenues decrease as a result of property dispositions, additional staffing, insurance increases and real estate tax valuation reassessments. See “Risk Factors” in Item 1A. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

As of December 31, 2021, approximately 6.0 million square feet, or approximately 86.3% of our total owned portfolio, was located in Atlanta, Dallas, Denver, Houston and Minneapolis.

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

We continue to believe that the current price of our common stock does not accurately reflect the value of our underlying real estate assets and intend to continue the strategy we initially adopted in 2021 of seeking to increase shareholder value through the sale of select properties where we believe that short to intermediate term valuation potential has been reached. Pursuant to this strategy, we anticipate that dispositions in 2022 will result in estimated gross proceeds in the range of approximately $250 million to $350 million. As we continue to execute this strategy, our revenue, Funds From Operations, and capital expenditures are likely to decrease in the short term. Proceeds from dispositions are intended to be used for the repayment of debt, repurchases of our common stock, any special dividends required to meet REIT requirements, and other general corporate purposes.

For the year ended December 31, 2021, our disposition strategy resulted in gross sale proceeds of approximately $603 million, and we repaid approximately $508 million of debt. Specifically, on May 27, 2021, we sold One Ravinia, Two Ravinia and One Overton Park in Atlanta Georgia for aggregate gross proceeds of approximately $219.5 million, on June 29, 2021, we sold Loudoun Technology Center in Sterling, Virginia for gross proceeds of approximately $17.25 million, on August 31, 2021, we sold River Crossing in Indianapolis, Indiana for gross proceeds of $35 million, on September 23, 2021, we sold Timberlake and Timberlake East, in Chesterfield, Missouri for aggregate gross proceeds of $67 million, on October 22, 2021, we sold 999 Peachtree in Atlanta Georgia for gross proceeds of approximately $223.9 million and on November 16, 2021, we sold two office properties in Chantilly, Virginia for aggregate gross proceeds of approximately $40 million. During the three months ended June 30, 2021, we repaid approximately $155 million of term loan indebtedness and the approximately $47.5 million that had been drawn under our revolving line of credit. During the three months ended September 30, 2021, we repaid $90 million of term loan indebtedness. During the three months ended December 31, 2021, we repaid approximately $215 million of indebtedness.

On June 15, 2021, the credit rating for our senior unsecured debt was downgraded by Moody’s Investor Service to Ba1 from Baa3. The interest rate applicable to borrowings under our credit facilities is based in part on the rating of our debt. We anticipate that as a result of this downgrade we will incur an additional approximately $2.4 million in additional interest costs over a full twelve month period based on our borrowings as of December 31, 2021.

Trends and Uncertainties

COVID-19 Outbreak

Beginning in January 2020, there was a global outbreak of COVID-19, which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. It has already disrupted global travel supply chains, adversely impacted global commercial activity, and its long-term economic impact remains uncertain. Considerable uncertainty still surrounds the COVID-19 pandemic and its potential effects on the population, including the spread of more contagious variants of the virus, as well as the availability, administration rates and effectiveness of vaccines, therapeutics and any responses taken on a national and local level by government authorities and businesses. The travel restrictions, limits on hours of operations and/or closures of various businesses and other efforts to curb the spread of COVID-19 significantly disrupted business activity globally, including in the markets where we own properties. Many of our tenants have been subject to various quarantine restrictions, and do not fully occupy the space that they lease. The pandemic has had an adverse impact on economic and market conditions in various sectors of the economy. However, the evolving nature of the pandemic makes it difficult to ascertain the long-term impact it will have on commercial real estate markets and our business. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to the performance of our properties and our financial results, such as the potential negative impact to the businesses of our tenants, the potential negative impact to leasing efforts and occupancy at our properties, the potential closure of certain of our assets for an extended period, uncertainty regarding future rent collection levels or requests for rent concessions from our tenants, the occurrence of a default under any of our debt agreements, the potential for increased borrowing costs, our ability to refinance existing indebtedness or to secure new sources of capital on favorable terms, fluctuations in our level of dividends, increased costs of operations, our ability to complete required capital expenditures in a timely manner and on budget, decrease in values of our real estate assets, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. We are unable to estimate the impact the COVID-19 pandemic will have on our future financial results at this time. See “Risk Factors” in Item 1A.

We have been following and directing our vendors to follow the guidelines from the Centers for Disease Control and other applicable authorities to minimize the spread of COVID-19 among our employees, tenants, vendors and visitors, as well as at our properties. During the year ended December 31, 2021, all of our properties remained open for business. Some of our tenants have requested rent concessions, and more tenants may request rent concessions or may not pay rent in the future. Future rent concession requests or nonpayment of rent could lead to increased rent delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, extended lease terms, increased tenant improvement capital expenditures, or reduced rental rates to maintain occupancies. We review each rent concession request on a case by case basis and may or may not provide rent concessions, depending on the specific circumstances involved. Cash, cash equivalents and restricted cash were $40.8 million as of December 31, 2021. Management believes that existing cash, cash anticipated to be generated internally by operations and our existing availability under the BofA Revolver ($202.5 million available as of February 14, 2022), will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real estate properties and the amount, timing and terms of any property dispositions.

Economic Conditions

Various sectors of the economy in the United States have been adversely impacted as a result of the COVID-19 pandemic. Economic conditions directly affect the demand for office space, our primary income producing asset. In addition, the broad economic market conditions in the United States are typically affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, the pace of economic growth and/or recessionary concerns, uncertainty about government fiscal, monetary, trade and tax policies, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit, and interest rates. As of the date of this report, the impact of the COVID-19 pandemic and related fallout from containment and mitigation measures, such as work from home arrangements and the closing of various businesses, is adversely affecting the demand for office space in the United States.

Real Estate Operations

As of December 31, 2021, our real estate portfolio was comprised of 24 operating properties, which we also refer to as our owned properties. Previously we had redevelopment properties, which we referred to as our redevelopment properties, that were in the process of being redeveloped, or were completed but not yet stabilized. Our 24 operating properties were approximately 78.4% leased as of December 31, 2021, a decrease from 85.0% leased as of December 31, 2020. The 6.6% decrease in leased space was a result of the impact from the disposition of ten properties in 2021and lease expirations and terminations, which exceeded leasing completed during the year ended December 31, 2021. As of December 31, 2021, we had approximately 1,496,000 square feet of vacancy in our operating properties compared to approximately 1,397,000 square feet of vacancy at December 31, 2020. During the year ended December 31, 2021, we leased approximately 1,035,000 square feet of office space, of which approximately 665,000 square feet were with existing tenants, at a weighted average term of 7.7 years. On average, tenant improvements for such leases were $25.89 per square foot, lease commissions were $11.45 per square foot and rent concessions were approximately seven months of free rent. Average GAAP base rents under such leases were $30.86 per square foot, or 2.5% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2020.

As of December 31, 2021, we had no redevelopment properties. On November 16, 2021, we sold a property known as Stonecroft in Chantilly, Virginia and another property located in Chantilly, Virginia for aggregate gross sales proceeds of approximately $40 million. Stonecroft had been our sole redevelopment property prior to its sale.

Our property known as Blue Lagoon in Miami, Florida, was substantially completed during the first quarter of 2021, and had previously been classified as a redevelopment property. As of December 31, 2021, the property had leases signed and a tenant occupying approximately 73.6% of the rentable square feet of the property.

As of December 31, 2021, leases for approximately 7.3% and 4.5% of the square footage in our owned portfolio are scheduled to expire during 2022 and 2023, respectively. As the first quarter of 2022 begins, we believe that our operating properties are stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants. While leasing activity at our properties has continued, we believe that the COVID-19 outbreak and related containment and mitigation measures may limit or delay new tenant leasing during at least the first quarter of 2022 and potentially in future periods.

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

Real Estate Acquisition and Investment Activity

During 2021:

●	on October 29, 2021, the Company agreed to amend and restate its existing Sponsored REIT Loan to FSP Monument Circle LLC to extend the maturity date from December 6, 2022 to June 30, 2023 and to advance an additional $3.0 million tranche of indebtedness to FSP Monument Circle LLC with the same June 30, 2023 maturity date, effectively increasing the aggregate principal amount of the Sponsored REIT Loan from $21 million to $24 million. In addition, the Company agreed to defer all principal and interest payments due under the Sponsored REIT Loan until the maturity date on June 30, 2023. As part of its consideration for agreeing to amend and restate the Sponsored REIT Loan, the Company obtained from the stockholders of the parent of FSP Monument Circle LLC the right to vote their shares in favor of any sale of the property owned by FSP Monument Circle LLC any time on or after January 1, 2023.
●	we continued to actively explore additional potential real estate investment opportunities.

During 2020:

●	we continued to actively explore additional potential real estate investment opportunities.

During 2019:

●	during the year ended December 31, 2019, we received approximately $1.1 million as full repayment of a Sponsored REIT Loan with FSP Satellite Place Corp. (“Satellite Place”) and we received approximately $51 million as full repayment of a Sponsored REIT Loan with FSP Energy Tower I Corp.;
●	on February 2, 2019, we received a cash distribution of approximately $0.2 million from the liquidating trust of Grand Boulevard (defined below) and on July 29, 2021, we received a final liquidating distribution of approximately $0.1 million; and
●	on April 3, 2019 we received a cash distribution of approximately $1.0 million from the liquidating trust of East Wacker (defined below);

Property Dispositions and Assets Held for Sale

We sold three office properties located in Atlanta, Georgia on May 27, 2021 for an aggregate sales price of approximately $219.5 million, at a net gain of approximately $22.8 million. We sold an office property in Dulles, Virginia on June 29, 2021 for a sales price of approximately $17.3 million, at a loss of $2.1 million. We sold an office property located in Indianapolis, Indiana on August 31, 2021 for a sales price of approximately $35 million, at a loss of approximately $1.7 million. We sold two office properties located in Chesterfield, Missouri on September 23, 2021 for an aggregate sales price of approximately $67 million, at a gain of approximately $10.3 million. On October 22, 2021, we sold an office property in Atlanta Georgia for a sales price of approximately $223.9 million, at a gain of approximately $86.8 million. On November 16, 2021, we sold two office properties in Chantilly, Virginia for an aggregate sales price of approximately $40 million, at a loss of approximately $2.9 million. There were no properties held for sale as of December 31, 2021.

We used the proceeds of the dispositions principally to repay outstanding indebtedness.

The dispositions of these properties did not represent a strategic shift that has a major effect on our operations and financial results. Our current strategy is to continue to invest in the sunbelt region of the United States. Accordingly, the properties sold remained classified within continuing operations for all periods presented.

In 2020, we sold an office property located in Durham, North Carolina, for a sales price of approximately $89.7 million, at a gain of approximately $41.9 million. The disposal of this property did not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the property remained classified within continuing operations for all periods presented and there were no assets held for sale at December 31, 2020 or December 31, 2019.

We continue to believe that the current price of our common stock does not accurately reflect the value of our underlying real estate assets and intend to continue the strategy we initially adopted in 2021 of seeking to increase shareholder value through the sale of select properties where we believe that short to intermediate term valuation potential has been reached. Pursuant to this strategy, we anticipate that dispositions in 2022 will result in estimated gross proceeds in the range of approximately $250 million to $350 million. As we continue to execute this strategy, our revenue, Funds From Operations, and capital expenditures are likely to decrease in the short term. Proceeds from dispositions are intended to be used for the repayment of debt, repurchases of our common stock, any special dividends required to meet REIT requirements, and other general corporate purposes.

Critical Accounting Estimates

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

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in Sponsored REITs and our investments in real property. These policies affect our:

●	allocation of purchase price;
●	allowance for doubtful accounts;
●	allowance for loan losses on mortgage loans;
●	assessment of the carrying values and impairments of long lived assets;
●	useful lives of fixed assets and intangibles;
●	valuation of derivatives;
●	classification of leases; and
●	ownership of stock in a Sponsored REIT and related interests.

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

Allowance for Doubtful Accounts

We provided an allowance for doubtful accounts based on collectability. We recognize the effect of a change in our assessment of whether the collectability of operating lease receivables are probable as an adjustment to lease income rather than bad debt expense.

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

Results of Operations

The following table shows financial results for the years ended December 31, 2021 and 2020.

	Year ended December 31,
(in thousands)	2021	2020	Change
Revenues:
Rental	$207,581	$244,207	$(36,626)
Related party revenue:
Management fees and interest income from loans	1,700	1,610	90
Other	77	31	46
Total revenues	209,358	245,848	(36,490)
Expenses:
Real estate operating expenses	60,881	66,940	(6,059)
Real estate taxes and insurance	41,061	48,390	(7,329)
Depreciation and amortization	78,544	88,558	(10,014)
General and administrative	15,898	14,997	901
Interest	32,273	36,026	(3,753)
Total expenses	228,657	254,911	(26,254)

Loss on extinguishment of debt	(901)	—	(901)
Gain on sale of properties, net	113,134	41,928	71,206
Income before taxes on income and equity in income of non-consolidated REITs	92,934	32,865	60,069
Tax expense on income	638	250	388
Equity in income of non-consolidated REITs	421	—	421

Net income	$92,717	$32,615	$60,102

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020

Revenues

Total revenues decreased by $36.5 million to $209.4 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $36.6 million arising primarily from the sale of ten properties in the last twelve months and a tenant bankruptcy in December 2020 and other losses of rental income from leases that expired after December 31, 2020. These decreases were partially offset by rental income earned from leases commencing after December 31, 2020. Our leased space in our operating properties was 78.4% at December 31, 2021 and 85.0% at December 31, 2020.

Expenses

Total expenses decreased by $26.3 million to $228.7 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The decrease was primarily a result of:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $13.4 million, primarily as a result of the sale of ten properties in the last twelve months.
●	A decrease to depreciation and amortization of approximately $10.0 million, primarily as a result of the sale of ten properties in the last twelve months.

●	A decrease in interest expense of approximately $3.8 million. The decrease was primarily from debt repayments made during 2021 and lower interest rates during the year ended December 31, 2021 compared to the year ended December 31, 2020.

These decreases were partially offset by:

●	An increase in general and administrative expenses of $0.9 million, which was primarily attributable to an increase in public company related expenses.

Loss on extinguishment of debt

During the year ended December 31, 2021, we repaid debt and incurred a loss on extinguishment of debt of $0.9 million related to unamortized deferred financing costs on the dates of the repayments.

Gain on sale of properties, net

During the year ended December 31, 2021, we sold three office properties located in Atlanta, Georgia on May 27, 2021 for an aggregate sales price of approximately $219.5 million, at a net gain of approximately $22.8 million. We sold an office property in Dulles, Virginia on June 29, 2021 for a sales price of approximately $17.3 million, at a loss of $2.1 million. We sold an office property located in Indianapolis, Indiana on August 31, 2021, for a sales price of approximately $35 million, at a loss of approximately $1.7 million. We sold two office properties located in Chesterfield, Missouri on September 23, 2021 for an aggregate sales price of approximately $67 million, at a gain of approximately $10.3 million. We sold an office property located in Atlanta, Georgia on October 22, 2021, for a sales price of approximately $223.9 million, at a gain of approximately $86.8 million. We sold two office properties located in Chantilly, Virginia on November 16, 2021, for an aggregate sales price of approximately $40 million, at a loss of approximately $2.9 million.

During the year ended December 31, 2020, we sold an office property located in Durham, North Carolina on December 23, 2020 for a sales price of approximately $89.7 million, at a gain of approximately $41.9 million.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which decreased $16,000 during the year ended December 31, 2021, as compared to the year ended December 31, 2020. We incurred $404,000 in state income taxes as a result of using some net operating loss carryforwards, which are not fully useable for some state income tax purposes during the year ended December 31, 2021.

Net income

Net income for the year ended December 31, 2021 was $92.7 million compared to a net income of $32.6 million for the year ended December 31, 2020, for the reasons described above.

The following table shows financial results for the years ended December 31, 2020 and 2019.

	Year ended December 31,
(in thousands)	2020	2019	Change
Revenues:
Rental	$244,207	$265,527	$(21,320)
Related party revenue:
Management fees and interest income from loans	1,610	3,517	(1,907)
Other	31	21	10
Total revenues	245,848	269,065	(23,217)
Expenses:
Real estate operating expenses	66,940	72,311	(5,371)
Real estate taxes and insurance	48,390	47,871	519
Depreciation and amortization	88,558	90,909	(2,351)
General and administrative	14,997	14,473	524
Interest	36,026	36,757	(731)
Total expenses	254,911	262,321	(7,410)

Gain on sale of property	41,928	—	41,928
Income before taxes on income	32,865	6,744	26,121
Taxes on income	250	269	(19)

Net income	$32,615	$6,475	$26,140

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019

Revenue

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

Gain on sale of property

We sold an office property located in Durham, North Carolina on December 23, 2020 for a sales price of approximately $89.7 million, at a gain of approximately $41.9 million. We did not sell any properties during the year ended December 31, 2019.

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

The calculations of FFO are shown in the following table:

	For the Year December 31,
(in thousands):	2021	2020	2019
Net income	$92,717	$32,615	$6,475
Gain on sale of properties	(113,134)	(41,928)	—
Equity in income of non-consolidated REITs	(421)	—	—
FFO from non-consolidated REITs	421	—	—
Depreciation and amortization	78,509	88,244	90,507
NAREIT FFO	58,092	78,931	96,982
Lease Acquisition costs	387	467	560

Funds From Operations	$58,479	$79,398	$97,542

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

	Net Operating Income (NOI)*
		Year	Year
(in thousands)	Rentable	Ended	Ended	Inc	%
Region	Square Feet	31-Dec-21	31-Dec-20	(Dec)	Change
East	298	$1,615	$1,537	$78	5.1%
MidWest	1,000	13,085	12,614	471	3.7%
South	2,581	23,757	26,244	(2,487)	(9.5)%
West	2,625	40,518	44,656	(4,138)	(9.3)%
Property NOI from the continuing portfolio	6,504	78,975	85,051	(6,076)	(7.1)%
Dispositions, Non-Operating, Development or Redevelopment		25,106	41,596	(16,490)	(10.7)%
Property NOI		$104,081	$126,647	$(22,566)	(17.8)%

Same Store		$78,975	$85,051	$(6,076)	(7.1)%

Less Nonrecurring
Items in NOI (a)		510	1,532	(1,022)	1.0%

Comparative
Same Store		$78,465	$83,519	$(5,054)	(6.1)%

	Year	Year
	Ended	Ended
Reconciliation to Net income	31-Dec-21	31-Dec-20
Net Income	$92,717	$32,615
Add (deduct):
Loss on extinguishment of debt	901	—
Gain on sale of property	(113,134)	(41,928)
Management fee income	(1,559)	(1,872)
Depreciation and amortization	78,544	88,558
Amortization of above/below market leases	(34)	(313)
General and administrative	15,898	14,997
Interest expense	32,273	36,026
Interest income	(1,639)	(1,540)
Equity in losses of non-consolidated REITs	(421)	—
Non-property specific items, net	535	104
Property NOI	$104,081	$126,647
(a)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*	Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

Liquidity and Capital Resources

Cash and cash equivalents were $40.8 million and $4.2 million at December 31, 2020 and December 31, 2019, respectively. The increase of $36.6 million is attributable to $36.3 million provided by operating activities, plus $505.5 million provided by investing activities and less $505.2 million used in financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations and our existing availability under the BofA Revolver ($202.5 million available as of February 14, 2022), will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties and our interest costs.

Operating Activities

Cash provided by our operating activities of $36.3 million is primarily attributable to net income of $92.7 million excluding the gain on sale of a property of $113.1 million plus the add-back of $77.9 million of non-cash expenses, plus a decrease in tenant rent receivables of $5.7 million, proceeds received from a liquidating distribution from a non-consoldiated REIT of $0.4 million and a decrease in prepaid expenses and other assets of $0.1 million. These increases were partially offset by a $12.2 million increase in payments of deferred leasing commissions, a $10.3 million increase in accounts payable and accrued expenses, an increase in tenant security deposits of $2.5 million and an increase in lease acquisition costs of $2.4 million.

Investing Activities

Cash provided by investing activities for the year ended December 31, 2021 of $505.5 million is primarily attributable to proceeds from the sale of ten properties of $573.3 million and partially offset by capital expenditures and office equipment investments of approximately $64.8 million and an increase in mortgage lending to a non-consolidated REIT of $3.0 million.

Financing Activities

Cash used in financing activities for the year ended December 31, 2021 of $505.2 million is primarily attributable to repayment of the JPM Term Loan in the amount of $100.0 million, repayment of a tranche of the BMO Term Loan in the amount of $55.0 million, repayment of a portion of the BofA Term Loan in the amount of $290 million, net repayments on the Former BofA Revolver in the amount of $3.5 million, stock repurchases in the amount of $18.2 million and distributions paid to stockholders in the amount of $38.5 million.

Liquidity beyond the next 12 months

Our ability to generate cash adequate to meet our needs is dependent primarily on income from real estate investments, the sale of real estate investments, leveraging of real estate investments, availability of bank borrowings, proceeds from public offerings of stock, private placement of debt and access to the capital markets. The acquisition of new properties, the payment of expenses related to real estate operations, capital improvement expenses, debt service payments, general and administrative expenses, and distribution requirements place demands on our liquidity.

We intend to operate our properties from the cash flows generated by our properties. However, our expenses are affected by various factors, including inflation. See Part I, Item 1A, Risk Factors for additional factors. Increases in operating expenses are predominantly borne by our tenants. To the extent that increases cannot be passed on to our tenants through rent reimbursements, such expenses would reduce the amount of available cash flow, which can adversely affect the market value of the applicable property.

We have used a variety of sources to fund our cash needs in addition to our free cash flow generated from our investments in real estate. In the past, we considered borrowing on our unsecured line of credit facility, adding or refinancing existing term debt or raising capital through public offerings or At The Market (ATM) programs of our common stock. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations. We believe these sources of funds will provide sufficient funds to adequately meet our obligations beyond the next twelve months.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at December 31, 2021) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at December 31, 2021).

The margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

	CREDIT				LIBOR RATE		BASE RATE
LEVEL	RATING				MARGIN		MARGIN
I	A-	/	A3	(or higher)	85.0	bps	—	bps
II	BBB+	/	Baa1		90.0	bps	—	bps
III	BBB	/	Baa2		100.0	bps	—	bps
IV	BBB-	/	Baa3		125.0	bps	25.0	bps
V	<BBB-	/	Baa3		165.0	bps	65.0	bps

For purposes of the BMO Term Loan, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2021, the Company’s credit rating from Moody’s Investors Service was Ba1.

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum, which matured on August 26, 2020. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of December 31, 2021, the effective interest rate on the BMO Term Loan was 4.04% per annum. On June 4, 2021, the Company paid approximately $0.6 million to terminate the portion of the interest rate swap on tranche A, which was scheduled to mature on November 30, 2021.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. We were in compliance with the BMO Term Loan financial covenants as of December 31, 2021.

BofA Revolver

On January 10, 2022, the Company entered into a Credit Agreement (the “BofA Credit Agreement”) with Bank of America, N.A., as administrative agent, a letter of credit issuer and a lender (“BofA”), and the other lending institutions party thereto, for a new revolving line of credit for borrowings, at the Company’s election, of up to $217.5 (the “BofA Revolver”). On February 10, 2022, the Company increased its BofA Revolver availability by $20.0 million to $237.5 million as part of the accordion feature that is available to increase borrowing capacity. Borrowings made under the BofA Revolver may be revolving loans or letters of credit, the combined sum of which may not exceed $237.5 million outstanding at any time. As of February 14, 2022, there were borrowings of $35.0 million drawn and outstanding under the BofA Revolver. Borrowings made pursuant to the BofA Revolver may be borrowed, repaid and reborrowed from time to time until the maturity date on January 12, 2024. The Company has the right to request an extension of the maturity date, subject to acceptance by the lenders and satisfaction of certain other customary conditions. The BofA Revolver includes an accordion feature that allows the Company to request an increase in borrowing capacity to an amount not exceeding $750 million in the aggregate, subject to receipt of lender commitments and satisfaction of certain customary conditions.

Borrowings under the BofA Revolver bear interest at a margin over either (i) the daily simple Secured Overnight Financing Rate (“SOFR”), plus an adjustment of 0.11448%, or (ii) one, three or six month term SOFR, plus a corresponding adjustment of 0.11448%, 0.26161% or 0.42826%, respectively. In addition, under certain circumstances, such as if SOFR is not able to be determined, the BofA Revolver will instead bear interest at a margin over a specified base rate. The margin over SOFR or, if applicable, the base rate varies depending on the Company’s leverage ratio (1.950% over SOFR and 0.950% over the base rate at February 4, 2022). The Company is also obligated to pay an annual facility fee and, if applicable, letter of credit fees in amounts that are also based on the Company’s leverage ratio. The facility fee is assessed against the aggregate amount of lender commitments regardless of usage (0.350% at February 4, 2022). The actual amount of the facility fee, any letter of credit fees, and the margin over SOFR or the base rate is determined based on the per annum percentages in the following grids:

Level	Leverage Ratio	Daily SOFR Rate Loans, Term SOFR Loans and Letter of Credit Fees	Facility Fee	Base Rate Loans
I	< 35.00%	1.550%	0.300%	0.550%
II	≥ 35.00% - < 40.00%	1.650%	0.300%	0.650%
III	≥ 40.00% - < 45.00%	1.750%	0.350%	0.750%
IV	≥ 45.00% - < 50.00%	1.950%	0.350%	0.950%
V	≥ 50.00% - < 55.00%	2.150%	0.350%	1.150%
VI	≥ 55.00%	2.350%	0.400%	1.350%

In the event that the Company is assigned an investment grade credit rating, the Company has a one-time right to elect to convert to a different, credit-based pricing grid with the following per annum percentages:

Level	Credit Rating	Daily SOFR Rate Loans, Term SOFR Loans and Letter of Credit Fees	Facility Fee	Base Rate Loans
I	A-/A3 (or higher)	0.725%	0.125%	0.000%
II	BBB+/Baa1	0.775%	0.150%	0.000%
III	BBB/Baa2	0.850%	0.200%	0.000%
IV	BBB-/Baa3	1.050%	0.250%	0.050%
V	<BBB-/Baa3	1.400%	0.300%	0.400%

Base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its “prime rate”, (ii) the Federal Funds Rate plus 1/2 of 1% (0.50%), (iii) term SOFR for one month plus 1.00% and (iv) 1.00%. If the base rate is being used because SOFR is not able to be determined, base rate is the greater of clauses (i), (ii) and (iv).

The BofA Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BofA Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio and a minimum unsecured interest coverage ratio. The BofA Credit Agreement also restricts the Company’s ability to make dividend distributions that exceed of 95% of the Company’s good faith estimate of projected funds from operations for the applicable fiscal year; provided, however, that notwithstanding such restriction, the Company is permitted to make dividend distributions based on the Company’s good faith estimate of projected or estimated taxable income or otherwise as necessary to retain the Company’s status as a real estate investment trust, to meet the distribution requirements of

Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which the Company would otherwise be subject.

The BofA Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with the provisions of the BofA Credit Agreement, certain cross defaults and a change in control of the Company (as defined in the BofA Credit Agreement). In the event of a default by the Company, BofA, in its capacity as administrative agent, may, and at the request of the requisite number of lenders shall, declare all obligations under the BofA Credit Agreement immediately due and payable and enforce any and all rights of the lenders or BofA under the BofA Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all outstanding obligations of the Company will become immediately due and payable.

The Company may use the net proceeds of the BofA Revolver to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BofA Credit Agreement.

BofA Credit Facility

On July 21, 2016, the Company entered into a First Amendment (the “BofA First Amendment”), and on October 18, 2017, the Company entered into a Second Amendment (the “BofA Second Amendment”), to the Second Amended and Restated Credit Agreement dated October 29, 2014 among the Company, the lending institutions party thereto and BofA, as administrative agent, L/C Issuer and Swing Line Lender (as amended by the BofA First Amendment and the BofA Second Amendment, the “BofA Credit Facility”) that continued an existing unsecured revolving line of credit (the “Former BofA Revolver”) and an existing term loan (the “BofA Term Loan”). Effective simultaneously with the closing of the BofA Credit Agreement on January 10, 2022, the Company delivered a notice to BofA terminating the aggregate lender commitments under the Former BofA Revolver in their entirety.

Former BofA Revolver Highlights

●	As of December 31, 2021 and January 10, 2022, there were no borrowings under the Former BofA Revolver.
●	The Former BofA Revolver was for borrowings, at the Company's election, of up to $600 million. Borrowings made pursuant to the Former BofA Revolver could be revolving loans, swing line loans or letters of credit, the combined sum of which could not exceed $600 million outstanding at any time.

As of December 31, 2021, there were no borrowings outstanding under the Former BofA Revolver. The Former BofA Revolver bore interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.550% over LIBOR at December 31, 2021) or (ii) a margin over the base rate depending on the Company’s credit rating (0.550% over the base rate at December 31, 2021). The BofA Credit Facility also obligated the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee was assessed against the total amount of the Former BofA Revolver, or $600 million (0.30% at December 31, 2021). The amount of any applicable facility fee, and the margin over LIBOR rate or base rate was determined based on the Company’s credit rating pursuant to the following grid.

					LIBOR		Base
					Rate	Facility	Rate
Level	Credit Rating				Margin	Fee	Margin
I	A-	/	A3	(or higher)	0.825%	0.125%	0.000%
II	BBB+	/	Baa1		0.875%	0.150%	0.000%
III	BBB	/	Baa2		1.000%	0.200%	0.000%
IV	BBB-	/	Baa3		1.200%	0.250%	0.200%
V	<BBB-	/	Baa3		1.550%	0.300%	0.550%

For purposes of the BofA Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2021, the Company’s credit rating from Moody’s Investors Service was Ba1.

The weighted average interest rate on all amounts outstanding on the Former BofA Revolver during the year ended December 31, 2021, was approximately 1.33% per annum. As of December 31, 2020, there were borrowings of $3.5 million outstanding under the Former BofA Revolver. The weighted average interest rate on all amounts outstanding on the Former BofA Revolver during the year ended December 31, 2020, was approximately 1.65% per annum.

BofA Term Loan Highlights

●	The original principal amount of the BofA Term Loan was $400 million. On September 30, 2021, the Company repaid a $90 million portion and on October 25, 2021, the Company repaid a $200 million portion of the BofA Term Loan and incurred a loss on extinguishment of debt of $0.7 million related to unamortized deferred financing costs. As of December 31, 2021, $110 million remained outstanding under the BofA Term Loan.
●	The BofA Term Loan matures on January 12, 2023.
●	The BofA Credit Facility includes an accordion feature that allows for an aggregate amount of up to $500 million of additional borrowing capacity to the Former BofA Revolver and/or the BofA Term Loan, subject to receipt of lender commitments and satisfaction of certain customary conditions.

The BofA Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.75% over LIBOR at December 31, 2021) or (ii) a margin over the base rate depending on the Company’s credit rating (0.750% over the base rate at December 31, 2021). The margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

					LIBOR Rate	Base Rate
Level	Credit Rating				Margin	Margin
I	A-	/	A3	(or higher)	0.900%	0.000%
II	BBB+	/	Baa1		0.950%	0.000%
III	BBB	/	Baa2		1.100%	0.100%
IV	BBB-	/	Baa3		1.350%	0.350%
V	<BBB-	/	Baa3		1.750%	0.750%

For purposes of the BofA Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2021, the Company’s credit rating from Moody’s Investors Service was Ba1.

The interest rate on the BofA Credit Facility was variable at December 31, 2021. Previously the Company had fixed the base LIBOR interest rate on the BofA Term Loan by entering into interest rate swap transactions. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BofA Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ended on September 27, 2021. Based upon the Company’s credit rating, as of December 31, 2021, the interest rate on the BofA Term Loan was 1.84% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Term Loan after the expiration of the interest rate swaps, on September 27, 2021, during the period from September 28 through December 31, 2021, was approximately 1.85% per annum.

BofA Credit Facility General Information

The BofA Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BofA Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BofA Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BofA Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BofA Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BofA Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BofA Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. We were in compliance with the BofA Credit Facility financial covenants as of December 31, 2021.

The Company may use the proceeds of the loans under the BofA Credit Facility to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BofA Credit Facility.

Senior Notes

On October 24, 2017, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with the various purchasers named therein (the “Purchasers”) in connection with a private placement of senior unsecured notes. Under the Note Purchase Agreement, the Company agreed to sell to the Purchasers an aggregate principal amount of $200,000,000 of senior unsecured notes consisting of (i) Series A Senior Notes due December 20, 2024 in an aggregate principal amount of $116 million (the “Series A Notes”) and (ii) Series B Senior Notes due December 20, 2027 in an aggregate principal amount of $84 million (the “Series B Notes,” and, together with the Series A Notes, the “Senior Notes”). On December 20, 2017, the Senior Notes were funded and proceeds were used to reduce the outstanding balance of the Former BofA Revolver.

The Senior Notes bear interest depending on the Company’s credit rating. As of December 31, 2021, the Series A Notes bear interest at 4.49% per annum and the Series B Notes bear interest at 4.76% per annum.

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BofA Credit Facility, the BMO Credit Agreement and the JPM Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. We were in compliance with the Senior Notes financial covenants as of December 31, 2021.

Equity Offering

From time to time, we may issue debt securities, common stock, preferred stock or depository shares under a registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Stock Repurchases

On June 23, 2021, FSP Corp. announced that the Board of Directors of FSP Corp. had authorized the repurchase of up to $50 million of the Company’s common stock from time to time in the open market, privately negotiated transactions or other manners as permitted by federal securities laws. The repurchase authorization may be suspended or discontinued at any time.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage. As of December 31, 2021, we had one loan outstanding for $24 million principal amount with one Sponsored REIT under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes. We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from refinancing, long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We intend to draw on the BofA Revolver in the future for a variety of corporate purposes, including the acquisition of properties that we acquire directly for our portfolio and for Sponsored REIT Loans as described below.

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

Additional information about our Sponsored REIT Loan outstanding as of December 31, 2021, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the year ended December 31, 2021 and 2020, respectively, the rental income exceeded the expenses for each individual property, with the exception of Pershing Park for the three months ended December 31, 2021 and Stonecroft for the year ended December 31, 2020.

Pershing Park has approximately 160,000 square feet of rentable space, which was 12.4% leased at June 30, 2021 due to a large tenant departure on May 31, 2021. During the three months ended September 30, 2021, we signed a lease with a new tenant for approximately 100,000 square feet that has not commenced. The property had $125,000 of rental income and $489,000 of operating expenses for the three months ended December 31, 2021.

Stonecroft had approximately 111,000 square feet of rentable space and became vacant in December 2019. We had no rental income and no operating expenses during the three months ended December 31, 2020 and we had no rental income and operating expenses of $514,000 for the year ended December 31, 2020. We sold this property on November 16, 2021, at a loss of approximately $4.8 million.

Rental Income Commitments

Our commercial real estate operations include the leasing of office buildings subject to leases with terms greater than one year. The leases thereon expire at various dates through 2037. Approximate undiscounted cash flows of rental income from non-cancelable operating leases as of December 31, 2021 is:

Year ending
(in thousands)	December 31,
2022	$100,269
2023	103,107
2024	97,792
2025	83,596
2026	70,718
Thereafter (2027-2037)	259,673
$715,155

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2021:

	Payment due by period
Contractual	(in thousands)
Obligations	Total	2022	2023	2024	2025	2026	Thereafter
Former BofA Revolver (1) (2)	$59	$59	$—	$—	$—	$—	$—
BofA Term Loan (3) (4)	112,104	2,037	110,067	—	—	—	—
BMO Term Loan Tranche B (3) (5)	178,888	6,666	6,666	165,556	—	—	—
Series A Notes (3)	131,482	5,208	5,208	121,066	—	—	—
Series B Notes (3)	107,870	3,998	3,998	3,998	3,998	3,998	87,880
Operating Lease	1,225	438	447	340	—	—	—
Total	$531,628	$18,406	$126,386	$290,960	$3,998	$3,998	$87,880
(1)	Amounts include principal and interest payments.
(2)	Amounts reflect a facility fee calculated as 0.30% of the $600 million available to be drawn.
(3)	Amounts include principal and interest payments.
(4)	The BofA Term Loan interest was estimated based on the variable rate in effect as of December 31, 2021, which was at an annual rate of 1.85%.
(5)	The BMO Term Loan has an interest rate swap with an effective interest rate of 4.04% per annum as of December 31, 2021, which was used for estimating interest.

The operating lease in the table above consists of our lease of corporate office space, which commenced September 1, 2010, and was amended on October 25, 2016. The amended lease expires on September 30, 2024 and has one five year renewal option. The lease includes a base annual rent and additional rent for our share of taxes and operating costs.

In addition to the amounts in the table above, from time to time, we may provide Sponsored REIT Loans to our Sponsored REITs. As of December 31, 2021, we had one Sponsored REIT Loan with $24 million principal amount outstanding. Additional information about our Sponsored REIT Loan outstanding as of December 31, 2021, including a summary table of our Sponsored REIT Loan, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

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

We previously acquired a preferred stock interest in three Sponsored REITs, including one that sold the property owned by it on September 24, 2018, one that sold the property owned by it on July 19, 2018 and one that sold the property owned by it on December 20, 2012 and each made a liquidating distribution to us; and one we acquired on May 15, 2008 by cash merger and another we acquired on April 30, 2006 by merger. As a result of our common stock interest and during the period we owned our preferred stock interests in the remaining two Sponsored REITs, we exercised influence over, but did not control these entities. These preferred share investments were accounted for using the equity method. Under the equity method of accounting our cost basis was adjusted by our share of the Sponsored REITs’ operations and distributions received. We also agreed to vote our preferred shares in any matter presented to a vote by the stockholders of these Sponsored REITs in the same proportion as shares voted by other stockholders of the Sponsored REITs.

At December 31, 2021, 2020 and 2019, we held a common stock interest in 2 Sponsored REITs, all of which were fully syndicated and in which we do not share economic benefit or risk.

From time to time, we may provide Sponsored REIT Loans to our Sponsored REITs. As of December 31, 2021, we had one Sponsored REIT Loan with $24 million principal amount outstanding. Additional information about our Sponsored REIT Loan outstanding as of December 31, 2021, including a summary table of our Sponsored REIT Loan, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. As of December 31, 2021 and December 31, 2020, if market rates on our outstanding borrowings under the Former BofA Revolver and the BofA Term Loan subject to a floating rate increased by 10% at maturity, or approximately 19 and 13 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by approximately $0.2 million and $5,000 annually, respectively. Based upon our credit rating, the interest rate on the Former BofA Revolver as of December 31, 2021 was LIBOR plus 155 basis points, or 1.65% per annum. Based upon our credit rating, the interest rate on the BofA Term Loan as of December 31, 2021 was LIBOR plus 175 basis points, or 1.85% per annum. No amounts were drawn on the Former BofA Revolver and $110 million was outstanding on the BofA Term Loan as of December 31, 2021. We do not believe that the interest rate risk on the Former BofA Revolver and the BofA Term Loan are material as of December 31, 2021.

Although the interest rates on the BMO Term Loan, the BofA Term Loan and the JPM Term Loan are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BofA Term Loan, and the LIBOR-based rate on the remaining $100 million portion of the JPM Term Loan, by entering into interest rate swap agreements. On July 22, 2016, the Company fixed the interest rate for the period beginning on September 27, 2017 and ended on September 27, 2021 on the BofA Term Loan with multiple interest rate swap agreements (the “2017 Interest Rate Swap”). On March 7, 2019, the Company fixed the interest rate for the period beginning on March 29, 2019 and ending on November 30, 2021 for the notional value of $100 million on the JPM Term Loan with interest rate swap agreements (the “2019 JPM Interest Rate Swap”). On June 4, 2021, the Company paid approximately $1.2 million to terminate the 2019 JPM Interest Rate Swap, which was scheduled to mature on November 30, 2021. On February 20, 2019, the Company fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan with interest rate swap agreements (the “2019 BMO Interest Rate Swap”). On June 4, 2021, the Company paid approximately $0.6 million to terminate $55 million in Notional Value on the 2019 BMO Interest Rate Swap, which was scheduled to mature on November 30, 2021. Accordingly, based upon our credit rating, as of December 31, 2021, the interest rate on the BMO Term Loan was 4.04% per annum. The fair value of these interest rate swaps are affected by changes in market interest rates. We believe that we have mitigated interest rate risk with respect to the BMO Term Loan through the 2019 BMO Interest Rate Swap until January 31, 2024. This interest rate swap was our only derivative instrument as of December 31, 2021.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BofA Term Loan, BMO Term Loan and a portion of the JPM Term Loan as of December 31, 2021 and December 31, 2020 (in thousands):

	Notional	Strike	Effective	Expiration	Fair Value (2) at
(in thousands)	Value	Rate	Date	Date	December 31, 2021	December 31, 2020

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$—	$(2,947)
2019 JPM Interest Rate Swap	$100,000	2.44%	Mar-19	Nov-21	$—	$(2,102)
2019 BMO Interest Rate Swap (1)	$165,000	2.39%	Aug-20	Jan-24	$(5,239)	$(12,262)

(1) The Notional Value was $220 million and decreased to $165 million on June 4, 2021.
(2) Classified within Level 2 of the fair value hierarchy.

Our BMO Term Loan, BofA Term Loan and JPM Term Loan hedging transactions used derivative instruments that involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in either or both of the contracts. We require our derivatives contracts to be with counterparties that have investment grade ratings. As a result, we do not anticipate that any counterparty will fail to meet its obligations. However, there can be no assurance that we will be able to adequately protect against the foregoing risks or that we will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

The Company’s derivatives are recorded at fair value in other assets and liabilities in the consolidated balance sheets, the effective portion of the derivatives’ fair value is recorded to other comprehensive income in the consolidated statements of other comprehensive income (loss).

The following table presents, as of December 31, 2021, our contractual variable rate borrowings under our Former BofA Revolver, which we terminated on January 10, 2022, under our BofA Term Loan, which matures on January 12, 2023, under our BMO Term Loan Tranche B, which matures on January 31, 2024, under our Series A Notes, which mature on December 20, 2024, and under our Series B Notes, which mature on December 20, 2027.

	Payment due by period
	(in thousands)
	Total	2022	2023	2024		2025	2026	Thereafter
Former BofA Revolver	$—	$—	$—	$		$—	$—	$—
BofA Term Loan	110,000	—	110,000			—	—	—
BMO Term Loan Tranche B	165,000	—	—		165,000		—	—
Series A Notes	116,000	—			116,000		—	—
Series B Notes	84,000	—	—		—	—	—	84,000
Total	$475,000	$—	$110,000		$281,000	$—	$—	$84,000

Item 8.Financial Statements and Supplementary Data

The information required by this item is included in the financial pages following the Exhibit Index herein and incorporated herein by reference. Reference is made to the Index to Consolidated Financial Statements in Item 15 of Part IV.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 2013 framework.

Based on our assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included elsewhere in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2021. Please see page F-3.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

On February 10, 2022, we entered into a Joinder and Increase Agreement (the “Joinder Agreement”) with BankUnited, N.A., (“New Lender”) and Bank of America, N.A., as administrative agent (the “Administrative Agent”), to supplement our Credit Agreement, dated as of January 10, 2022 (the “Credit Agreement”) with the lenders named therein and the Administrative Agent.

Under the Credit Agreement, we have right under an accordion feature to request an increase in borrowing capacity of the revolving line of credit to an amount not exceeding $750 million in the aggregate, subject to receipt of lender commitments and satisfaction of certain customary conditions. The Joinder Agreement increases the commitments under the Credit Agreement by $20 million (the “Increased Commitment Amount”) and provides for New Lender to join as a lender under the Credit Agreement with its commitment equal in amount to the Increased Commitment Amount.

The Joinder Agreement is attached to this Annual Report on Form 10-K as Exhibit 10.3. The foregoing summary of the Joinder Agreement is qualified in its entirety by the complete text of the Joinder Agreement.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

Item 15.Exhibits and Financial Statement Schedules.

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

3.	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Articles of Incorporation, as amended.

3.2 (2)	Amended and Restated By-laws.

4.1*	Description of Securities Registered Under Section 12 of the Exchange Act.

10.1+ (3)	2002 Stock Incentive Plan of FSP Corp.

10.2 (4)	Credit Agreement, dated January 10, 2022, among FSP Corp., Bank of America, N.A. and the other parties thereto

10.3*	Joinder and Increase Agreement, dated February 10, 2022, among FSP Corp., BankUnited N.A. and Bank of America, N.A., as administrative agent.

10.4 (5)	Second Amended and Restated Credit Agreement, dated September 27, 2018, among FSP Corp., Bank of Montreal and the other parties thereto.

10.5 (6)	Second Amended and Restated Credit Agreement, dated October 29, 2014, among FSP Corp., Bank of America, N.A. and the other parties thereto.

10.6 (7)	First Amendment to Second Amended and Restated Credit Agreement, dated July 21, 2016, among FSP Corp., Bank of America, N.A. and the other parties thereto.

10.7 (8)	Second Amendment to Second Amended and Restated Credit Agreement, dated October 18, 2017, among FSP Corp., Bank of America, N.A., and the other parties thereto.

10.8 (9)	Amended and Restated Credit Agreement, dated August 2, 2018, among FSP Corp., JPMorgan Chase Bank, N.A. and the other parties thereto.

10.9 (10)	Note Purchase Agreement, dated October 24, 2017, among FSP Corp. and the other parties named therein as purchasers.

10.10+(11)	Form of Retention Agreement.

10.11+(12)	Change in Control Discretionary Plan.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from FSP Corp.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibit 3.1 to FSP Corp.’s Quarterly Report on Form 10-Q filed on July 30, 2019 (File No. 001-32470).

(2)	Incorporated by reference to Exhibit 3.1 to FSP Corp.’s Current Report on Form 8-K, filed on April 16, 2021 (File No. 001-32470)..

(3)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Annual Report on Form 10-K, filed on March 29, 2002 (File No. 001-32470).

(4)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on January 12, 2022 (File No. 001-32470).

(5)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on September 27, 2018 (File No. 001-32470).

(6)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on October 29, 2014 (File No. 001-32470).

(7)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on July 27, 2016 (File No. 001-32470).

(8)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on October 24, 2017 (File No. 001-32470)

(9)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on August 2, 2018 (File No. 001-32470).

(10)	Incorporated by reference to Exhibit 10.4 to FSP Corp.’s Current Report on Form 8-K, filed on October 24, 2017 (File No. 001-32470)

(11)	Incorporated by reference to Exhibit 10.5 to FSP Corp.’s Annual Report on Form 10-K, filed on February 24, 2006 (File No. 001-32470).

(12)	Incorporated by reference to Exhibit 99.2 to FSP Corp.’s Current Report on Form 8-K, filed on February 8, 2006 (File No. 001-32470).

+	Management contract or compensatory plan or arrangement filed as an Exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

*	Filed herewith.

Item 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of February 15, 2022 by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

By:	/s/ George J. Carter
George J. Carter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter	Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2022
George J. Carter

/s/ John G. Demeritt	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 15, 2022
John G. Demeritt

/s/ John N. Burke	Director	February 15, 2022
John Burke

/s/ Brian N. Hansen	Director	February 15, 2022
Brian N. Hansen

/s/ Kenneth A. Hoxsie	Director	February 15, 2022
Kenneth Hoxsie

/s/ Dennis J. McGillicuddy	Director	February 15, 2022
Dennis J. McGillicuddy

/s/ Georgia Murray	Director	February 15, 2022
Georgia Murray

/s/ Kathryn P. O’Neil	Director	February 15, 2022
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Franklin Street Properties Corp.:

Opinion on Internal Control over Financial Reporting

We have audited Franklin Street Properties Corp.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Franklin Street Properties Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021 and the related notes and financial statement schedules listed in the index at Item 15(a)(2) and our report dated February 15, 2022 expressed an unqualified opinion thereon.

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

February 15, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Franklin Street Properties Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Street Properties Corp. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021 and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 15, 2022 expressed an unqualified opinion thereon.

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

Measurement of related party mortgage loan receivable

Description of the Matter

The Company’s related party mortgage loan portfolio consisted of a loan totaling $24 million as of December 31, 2021. The Company determined that no allowance for loan loss was required for this loan. As discussed in Note 2 to the consolidated financial statements, management evaluates whether a loss has been incurred based on expected performance, cash flow and the value of underlying real estate for secured lending.

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

Impairment assessment of real estate assets

Description of the Matter

The Company’s real estate assets, net totaled $1.2 billion as of December 31, 2021. As described in Note 2 to the consolidated financial statements, the Company reviews its properties to determine if their carrying amounts will be recovered from future operating cash flows if certain indicators of impairment are identified.

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
Boston, Massachusetts
February 15, 2022

Franklin Street Properties Corp.

Consolidated Balance Sheets

	December 31,
(in thousands)	2021	2020

Assets:
Real estate assets:
Land	$146,844	$189,155
Buildings and improvements	1,457,209	1,938,629
Fixtures and equipment	11,404	12,949
	1,615,457	2,140,733
Less accumulated depreciation	424,487	538,717
Real estate assets, net	1,190,970	1,602,016

Acquired real estate leases, less accumulated amortization of $40,423 and $55,447, respectively	14,934	28,206
Cash, cash equivalents and restricted cash	40,751	4,150
Tenant rent receivables	1,954	7,656
Straight-line rent receivable	49,024	67,789
Prepaid expenses and other assets	4,031	5,752
Related party mortgage loan receivable	24,000	21,000
Office computers and furniture, net of accumulated depreciation of $1,198 and $1,443, respectively	198	163
Deferred leasing commissions, net of accumulated amortization of $21,099 and $30,411, respectively	38,311	56,452

Total assets	$1,364,173	$1,793,184

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2021	2020

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$—	$3,500
Term loans payable, less unamortized financing costs of $714 and $2,677, respectively	274,286	717,323
Series A & Series B Senior Notes, less unamortized financing costs of $658 and $822, respectively	199,342	199,178
Accounts payable and accrued expenses	89,493	72,058
Accrued compensation	4,704	3,918
Tenant security deposits	6,219	8,677
Lease liability	1,159	1,536
Other liabilities: derivative liabilities	5,239	17,311
Acquired unfavorable real estate leases, less accumulated amortization of $2,285 and $4,031, respectively	528	1,592

Total liabilities	580,970	1,025,093

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 103,998,520 and 107,328,199 shares issued and outstanding, respectively	10	11
Additional paid-in capital	1,339,226	1,357,131
Accumulated other comprehensive income (loss)	(5,239)	(17,311)
Distributions in excess of accumulated earnings	(550,794)	(571,740)

Total stockholders’ equity	783,203	768,091

Total liabilities and stockholders’ equity	$1,364,173	$1,793,184

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Income

	For the Year Ended
	December 31,
(in thousands, except per share amounts)	2021	2020	2019

Revenues:
Rental	$207,581	$244,207	$265,527
Related party revenue:
Management fees and interest income from loans	1,700	1,610	3,517
Other	77	31	21
Total revenues	209,358	245,848	269,065
Expenses:
Real estate operating expenses	60,881	66,940	72,311
Real estate taxes and insurance	41,061	48,390	47,871
Depreciation and amortization	78,544	88,558	90,909
General and administrative	15,898	14,997	14,473
Interest	32,273	36,026	36,757
Total expenses	228,657	254,911	262,321

Loss on extinguishment of debt	(901)	—	—
Gain on sale of properties, net	113,134	41,928	—
Income before taxes and equity in income of non-consolidated REITs	92,934	32,865	6,744
Tax expense	638	250	269
Equity in income of non-consolidated REITs	421	—	—

Net Income	$92,717	$32,615	$6,475

Weighted average number of shares outstanding, basic and diluted	106,667	107,303	107,233

Net income per share, basic and diluted	$0.87	$0.30	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Comprehensive Income (Loss)

	For the
	Year Ended
	December 31,
(in thousands)	2021	2020	2019

Net income	$92,717	$32,615	$6,475

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	12,072	(12,629)	(19,447)

Total other comprehensive income (loss)	12,072	(12,629)	(19,447)

Comprehensive income (loss)	$104,789	$19,986	$(12,972)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2018	107,231	$11	$1,356,457	$14,765	$(533,599)	$837,634
Comprehensive income (loss)	—	—	—	(19,447)	6,475	(12,972)
Shares issued for:
Equity-based compensation	38		337			337
Distributions	—	—	—	—	(38,603)	(38,603)
Balance, December 31, 2019	107,269	11	1,356,794	(4,682)	(565,727)	786,396
Comprehensive income (loss)	—	—	—	(12,629)	32,615	19,986
Shares issued for:
Equity-based compensation	59	—	337	—	—	337
Distributions	—	—	—	—	(38,628)	(38,628)
Balance, December 31, 2020	107,328	11	1,357,131	(17,311)	(571,740)	768,091
Comprehensive income (loss)	—	—	—	12,072	92,717	104,789
Repurchased shares	(3,396)	(1)	(18,243)			(18,244)
Shares issued for:
Equity-based compensation	67	—	338	—	—	338
Distributions	—	—	—	—	(71,771)	(71,771)
Balance, December 31, 2021	103,999	$10	$1,339,226	$(5,239)	$(550,794)	$783,203

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$92,717	$32,615	$6,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	81,041	91,581	93,787
Amortization of above and below market leases	(34)	(313)	(402)
Shares issued as compensation	338	337	337
Loss on extinguishment of debt	901	—
Gain on sale of properties, net	(113,134)	(41,928)	—
Equity in income of non-consolidated REITs	(421)	—	—
Distributions from non-consolidated REITs	421	—	—
Decrease in allowance for doubtful accounts and write-off of accounts receivable	—	(13)	(71)
Changes in operating assets and liabilities:
Tenant rent receivables	5,702	(3,792)	158
Straight-line rents	(3,930)	(1,685)	(8,876)
Lease acquisition costs	(2,353)	(2,123)	(3,999)
Prepaid expenses and other assets	82	(129)	2,313
Accounts payable and accrued expenses	(11,096)	7,785	3,910
Accrued compensation	786	518	357
Tenant security deposits	(2,458)	(669)	3,027
Payment of deferred leasing commissions	(12,200)	(13,735)	(15,101)
Net cash provided by operating activities	36,362	68,449	81,915
Cash flows from investing activities:
Property improvements, fixtures and equipment	(64,833)	(77,919)	(70,746)
Investment in related party mortgage loan receivable	(3,000)	—	(2,400)
Repayment of related party mortgage loan receivable	—	—	52,060
Proceeds received from sales of properties	573,307	88,958	—
Proceeds received from liquidating trust	—	—	1,470
Net cash provided by (used in) investing activities	505,474	11,039	(19,616)
Cash flows from financing activities:
Distributions to stockholders	(38,491)	(38,628)	(38,603)
Stock repurchases	(18,244)	—	—
Borrowings under bank note payable	91,500	105,000	45,000
Repayments of bank note payable	(95,000)	(101,500)	(70,000)
Repayment of term loan payable	(445,000)	(50,000)	—
Deferred financing costs	—	—	(83)
Net cash used in financing activities	(505,235)	(85,128)	(63,686)
Net increase (decrease) in cash, cash equivalents and restricted cash	36,601	(5,640)	(1,387)
Cash, cash equivalents and restricted cash, beginning of year	4,150	9,790	11,177
Cash, cash equivalents and restricted cash, end of period	$40,751	$4,150	$9,790

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2021	2020	2019

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$30,141	$33,060	$34,470
Taxes on income	$454	$477	$508
Non-cash investing and financing activities:
Accrued dividend	$33,280	$—	$—
Accrued costs for purchase of real estate assets	$4,715	$8,625	$11,012

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

As of December 31, 2021, the Company owned and operated a portfolio of real estate consisting of 24 operating properties, two managed Sponsored REITs and held one promissory note secured by a mortgage on real estate owned by a Sponsored REIT. From time-to-time, the Company may acquire real estate or make additional secured loans. The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

2.   Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include all of the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Estimates and Assumptions

The Company prepares its financial statements and related notes in conformity with generally accepted accounting principles in the United States of America (“GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the consolidated financial statements include the allowance for doubtful accounts, allowance for credit losses, purchase price allocations, impairment considerations, useful lives of fixed assets and the valuation of derivatives.

Investments in non-consolidated REITs

As of December 31, 2021, the Company has a non-controlling common stock interest in two Sponsored REITs in which the Company no longer shares in economic benefit or risk. The Company had a non-controlling common stock interest in another Sponsored REIT and a non-controlling preferred stock interest in two additional Sponsored REITs, each of which were liquidated during 2019 or 2018. The Company exercised influence over, but did not control these entities and investments were accounted for using the equity method. Under the equity method of accounting, the Company's cost basis was adjusted by its share of the Sponsored REITs' earnings or losses.

The equity investments in Sponsored REITS were reviewed for impairment each reporting period. The Company recorded impairment charges when events or circumstances indicated a decline in the fair value below the carrying value of the investment had occurred and such decline was other-than-temporary.

Variable Interest Entities (VIEs)

We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. The determination of whether an entity in which we hold a direct or indirect variable interest is a VIE is based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. We make judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, and then a quantitative analysis, if necessary.

We analyze any investments in VIEs to determine if we are the primary beneficiary. In evaluating whether we are the primary beneficiary, we evaluate our direct and indirect economic interests in the entity. Determining which reporting entity, if any, is the primary beneficiary of a VIE is primarily a qualitative approach focused on identifying which reporting entity has both (1) the power to direct the activities of a VIE that most significantly impact such entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from such entity that could potentially be significant to such entity. Performance of that analysis requires the exercise of judgment.

We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct a proposed sale of the property or merger of the company. In addition, we consider the rights of other investors to participate in those decisions, to replace the manager and to amend the corporate charter. We determine whether we are the primary beneficiary of a VIE at the time we become involved with a variable interest entity and reconsider that conclusion upon a reconsideration event. As of December 31, 2021, our relationship with FSP Monument Circle LLC was considered a VIE for which we are not the primary beneficiary. Our maximum exposure to losses associated with this VIE is limited to the outstanding Sponsored REIT Loan, the related accrued interest receivable and an exit fee receivable, which were in aggregate approximately $24.5 million at December 31, 2021. The accrued interest and exit fee receivables are included in prepaid expenses and other assets in the consolidated balance sheet and are approximately $0.5 million at December 31, 2021. The relationships and investments related to the entity in which we have a variable interest with are summarized in Note

3, Related Party Transactions and Investments in Non-Consolidated Entities.

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

The Company reviews its properties to determine if their carrying amounts will be recovered from future operating cash flows if certain indicators of impairment are identified at those properties. These indicators may include declining tenant occupancy, weak or declining tenant profitability, cash flows or liquidity, the Company’s decision to dispose of an asset before the end of its estimated useful life or legislative, economic, or market changes that permanently reduce the value of the Company’s investment. If indicators of impairment are present, the Company evaluates the carrying value of the property by comparing it to its expected future undiscounted cash flow. If the Company determines that impairment has occurred, the affected assets are reduced to their fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows are considered on an undiscounted basis in the analysis that the Company conducts to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized. The Company did not recognize any impairment losses for the years ended December 31, 2021, 2020 or 2019.

Acquired Real Estate Leases and Amortization

Acquired real estate leases represent costs associated with acquiring an in-place lease (i.e., the market cost to execute a similar lease, including leasing commission, tenant improvements, legal, vacancy and other related costs) and the value relating to leases with rents above the market rate. Amortization is computed using the straight-line method over the term of the leases, which range from 12 months to 154 months. Amortization of these combined components was approximately $8.2 million, $12.5 million and $18.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Amortization related to costs associated with acquiring an in-place lease is included in depreciation and amortization on the consolidated statements of income. Amortization related to leases with rents above the market rate is offset against the rental revenue in the consolidated statements of income. The estimated annual amortization expense for the five years and thereafter following December 31, 2021 is as follows:

(in thousands)	December 31,
2022	$3,882
2023	3,211
2024	2,870
2025	2,196
2026	1,789
2027 and thereafter	986

Acquired Unfavorable Real Estate Leases and Amortization

Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate. Amortization is computed using the straight-line method over the term of the leases, which range from 64 months to 151 months. Amortization expense was approximately $0.5 million, $0.9 million and $1.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Amortization related to leases with rents below the market rate is included with rental revenue in the consolidated statements of income. The estimated annual amortization for the five years and thereafter following December 31, 2021 is as follows:

(in thousands)	December 31,
2022	$161
2023	104
2024	93
2025	60
2026	31
2027 and thereafter	79

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

	December 31,	December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$34,308	$2,650
Restricted cash	6,443	1,500
Total cash, cash equivalents and restricted cash	$40,751	$4,150

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

Tenant Rent Receivables

Tenant rent receivables are expected to be collected within one year. The Company provided an allowance for doubtful accounts based on collectability. The Company recognizes the effect of a change in its assessment of whether the collectability of operating lease receivables are probable as an adjustment to lease income rather than bad debt expense.

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

Straight-line Rent Receivable

Certain leases provide for fixed rent increases over the term of the lease. Rental revenue is recognized on a straight-line basis over the related lease term; however, billings by the Company are based on the lease agreements. Straight-line rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, was $49.0 million, $67.8 million and $66.9 million at December 31, 2021, 2020 and 2019, respectively. Prior to 2020, the Company provided an allowance for doubtful accounts based on collectability. The Company recognized the effect of a change in its assessment of whether the collectability of operating lease receivables are probable as an adjustment to lease income rather than bad debt expense. The reserve was eliminated during 2020 and no changes occurred during 2019 based on such assessment.

Deferred Leasing Commissions

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements. Amortization expense was approximately $10.7 million, $9.6 million and $9.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The estimated annual amortization for the five years and thereafter following December 31, 2021 is as follows:

(in thousands)	December 31,
2022	$6,504
2023	6,081
2024	5,299
2025	4,377
2026	3,586
2027 and thereafter	12,464

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

	Year Ended
	December 31,
(in thousands)	2021	2020	2019
Income from leases	$148,705	$180,899	$191,828
Reimbursable expenses	54,825	61,310	64,421
Straight-line rent adjustment	4,017	1,685	8,876
Amortization of favorable and unfavorable leases	34	313	402
	$207,581	$244,207	$265,527

Related Party and Other Revenue - Property and asset management fees, interest income on loans and other income are recognized when the related services are performed and the earnings process is complete.

Segment Reporting

The Company is a REIT focused on real estate investments primarily in the office market and currently operates in only one segment: real estate operations.

Income Taxes

Taxes on income for the years ended December 31, 2021, 2020 and 2019 represent taxes incurred by FSP Protective TRS Corp, which is a taxable REIT subsidiary, and the State of Texas franchise tax applicable to FSP Corp., which is classified as an income tax for reporting purposes.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2021, 2020, and 2019. The denominator used for calculating basic and diluted net income per share was 106,667,000, 107,303,000, and 107,233,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

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

3.   Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs

The Company held a common stock interest in 2 Sponsored REITs at December 31, 2021, 2020 and 2019. The Company held a non-controlling preferred stock investment in two Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), each of which were liquidated during the three months ended September 30, 2018.

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

Equity in income of investment in non-consolidated REITs:

The following table includes equity in income of investments in non-consolidated REITs:

Year Ended
December 31,
(in thousands)	2021

Equity in income of East Wacker	$421
Total	$421

Equity in income of East Wacker was derived from the Company’s preferred stock investment in the entity. In December 2007, the Company purchased 965.75 preferred shares or 43.7% of the outstanding preferred shares, of East Wacker. On September 24, 2018, the property owned by East Wacker was sold at a gain. On October 6, 2021, the Company received a liquidating distribution of $0.4 million, which is included in equity in income of non-consolidated REITs on the consolidated statements of income.

The following table includes distributions received from non-consolidated REITs:

Year Ended
December 31,
(in thousands)	2021

Distributions from East Wacker	$421
$421

Non-consolidated REITs

As of December 31, 2021, the Company has a non-controlling common stock interest in two Sponsored REITs in which the Company no longer shares in economic benefit or risk.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents, and the applicable contracts are cancelable with 30 day notice. Asset management fee income from non-consolidated entities amounted to approximately $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

From time to time the Company may make secured loans (“Sponsored REIT Loans”) to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes. The Company reviews the need for an allowance under CECL for Sponsored REIT loans at each reporting period. The measurement of expected credit losses is based upon historical experiences, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company has elected to apply the practical expedient for financial assets secured by collateral in instances where the borrower is experiencing financial difficulty and repayment of the Sponsored REIT Loan is expected to be provided substantially through operation or sale of the collateral. The Company uses the fair value of the collateral at the reporting date and an adjustment to the allowance for expected credit losses is recorded when the amortized cost basis of the financial asset exceeds the fair value of the collateral, less costs to sell.

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

The following is a summary of the Sponsored REIT Loan outstanding as of December 31, 2021:

			Maximum	Amount	Interest
(dollars in thousands, except footnotes)		Maturity	Amount	Outstanding	Rate at
Sponsored REIT	Location	Date	of Loan	31-Dec-21	31-Dec-21

Mortgage loan secured by property
FSP Monument Circle LLC (1)	Indianapolis, IN	30-Jun-23	$24,000	$24,000	7.51%

			$24,000	$24,000
(1)This mortgage loan includes an origination fee of $164,000 and an exit fee of $38,000 when repaid by the borrower.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $1.6 million, $1.5 million and $3.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. The financial instrument was classified within Level 3 of the fair value hierarchy and had a fair value of approximately $23.8 million as of December 31, 2021.

On October 29, 2021, the Company agreed to amend and restate its existing Sponsored REIT Loan to FSP Monument Circle LLC to extend the maturity date from December 6, 2022 to June 30, 2023 and to advance an additional $3.0 million tranche of indebtedness to FSP Monument Circle LLC with the same June 30, 2023 maturity date, effectively increasing the aggregate principal amount of the Sponsored REIT Loan from $21 million to $24 million. In addition, the Company agreed to defer all principal and interest payments due under the Sponsored REIT Loan until the maturity date on June 30, 2023. As part of its consideration for agreeing to amend and restate the Sponsored REIT Loan, the Company obtained from the stockholders of the parent of FSP Monument Circle LLC the right to vote their shares in favor of any sale of the property owned by FSP Monument Circle LLC any time on or after January 1, 2023. The amended and restated Sponsored REIT Loan qualified as a troubled debt restructuring. There were no commitments to lend additional funds to the Sponsored REIT and the loan is fully collateralized by the mortgage held on the Sponsored REIT’s property and by cash accounts, as of December 31, 2021.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at December 31, 2021) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at December 31, 2021). The margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

	Credit				LIBOR Rate		Base Rate
Level	Rating				Margin		Margin
I	A-	/	A3	(or higher)	85.0	bps	—	bps
II	BBB+	/	Baa1		90.0	bps	—	bps
III	BBB	/	Baa2		100.0	bps	—	bps
IV	BBB-	/	Baa3		125.0	bps	25.0	bps
V	<BBB-	/	Baa3		165.0	bps	65.0	bps

For purposes of the BMO Term Loan, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2021, the Company’s credit rating from Moody’s Investors Service was Ba1.

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum, which matured on August 26, 2020. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of December 31, 2021, the effective interest rate on the BMO Term Loan was 4.04% per annum. On June 4, 2021, the Company paid approximately $0.6 million to terminate the portion of the interest rate swap on the tranche A term loan, which was scheduled to mature on November 30, 2021.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit

Agreement, and enforce any and all rights of the lenders or administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of December 31, 2021.

BofA Credit Facility

On July 21, 2016, the Company entered into a First Amendment (the “BofA First Amendment”), and on October 18, 2017, the Company entered into a Second Amendment (the “BofA Second Amendment”), to the Second Amended and Restated Credit Agreement dated October 29, 2014 among the Company, the lending institutions party thereto and BofA, as administrative agent, L/C Issuer and Swing Line Lender (as amended by the BofA First Amendment and the BofA Second Amendment, the “BofA Credit Facility”) that continued an existing unsecured revolving line of credit (the “Former BofA Revolver”) and an existing term loan (the “BofA Term Loan”). Effective simultaneously with the closing of the BofA Revolver (as defined in Note 11 to these Consolidated Financial Statements) on January 10, 2022, the Company delivered a notice to BofA terminating the aggregate lender commitments under the Former BofA Revolver in their entirety.

Former BofA Revolver Highlights

●	As of December 31, 2021, there were no borrowings under the Former BofA Revolver.
●	The Former BofA Revolver was for borrowings, at the Company's election, of up to $600 million. Borrowings made pursuant to the Former BofA Revolver could be revolving loans, swing line loans or letters of credit, the combined sum of which could not exceed $600 million outstanding at any time.

As of December 31, 2021, there were no borrowings outstanding under the Former BofA Revolver. The Former BofA Revolver bore interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.550% over LIBOR at December 31, 2021) or (ii) a margin over the base rate depending on the Company’s credit rating (0.550% over the base rate at December 31, 2021). The BofA Credit Facility also obligated the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee was assessed against the total amount of the Former BofA Revolver, or $600 million (0.30% at December 31, 2021). The amount of any applicable facility fee, and the margin over LIBOR rate or base rate was determined based on the Company’s credit rating pursuant to the following grid:

							Base
					LIBOR Rate	Facility	Rate
Level	Credit Rating				Margin	Fee	Margin
I	A-	/	A3	(or higher)	0.825%	0.125%	0.000%
II	BBB+	/	Baa1		0.875%	0.150%	0.000%
III	BBB	/	Baa2		1.000%	0.200%	0.000%
IV	BBB-	/	Baa3		1.200%	0.250%	0.200%
V	<BBB-	/	Baa3		1.550%	0.300%	0.550%

For purposes of the BofA Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2021, the Company’s credit rating from Moody’s Investors Service was Ba1.

Based upon the Company’s credit rating, as of December 31, 2021, the interest rate on the Former BofA Revolver would have been 1.65% per annum. The weighted average interest rate on all amounts outstanding on the Former BofA Revolver during the year ended December 31, 2021, was approximately 1.33% per annum. As of December 31, 2020, there were borrowings of $3.5 million outstanding under the Former BofA Revolver. The weighted average interest rate on all amounts outstanding on the Former BofA Revolver during the year ended December 31, 2020, was approximately 1.65% per annum.

BofA Term Loan Highlights

●	The original principal amount of the BofA Term Loan was $400 million. On September 30, 2021, the Company repaid a $90 million portion and on October 25, 2021, the Company repaid a $200 million portion of the BofA Term Loan and incurred a loss on extinguishment of debt of $0.7 million related to unamortized deferred financing costs. As of December 31, 2021, $110 million remained outstanding under the BofA Term Loan.
●	The BofA Term Loan matures on January 12, 2023.
●	The BofA Credit Facility includes an accordion feature that allows for an aggregate amount of up to $500 million of additional borrowing capacity to the Former BofA Revolver and/or the BofA Term Loan, subject to receipt of lender commitments and satisfaction of certain customary conditions.

The BofA Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.75% over LIBOR at December 31, 2021) or (ii) a margin over the base rate depending on the Company’s credit rating (0.750% over the base rate at December 31, 2021). The margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

					LIBOR Rate	Base Rate
Level	Credit Rating				Margin	Margin
I	A-	/	A3	(or higher)	0.900%	0.000%
II	BBB+	/	Baa1		0.950%	0.000%
III	BBB	/	Baa2		1.100%	0.100%
IV	BBB-	/	Baa3		1.350%	0.350%
V	<BBB-	/	Baa3		1.750%	0.750%

For purposes of the BofA Credit Facility, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2021, the Company’s credit rating from Moody’s Investors Service was Ba1.

The interest rate on the BofA Term Loan was variable at December 31, 2021. Previously the Company had fixed the base LIBOR interest rate on the BofA Term Loan by entering into interest rate swap transactions. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BofA Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ended on September 27, 2021. Based upon the Company’s credit rating, as of December 31, 2021, the interest rate on the BofA Term Loan was 1.84% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Term Loan after the expiration of the interest rate swaps, on September 27, 2021, during the period from September 28 through December 31, 2021, was approximately 1.85% per annum.

BofA Credit Facility General Information

The BofA Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BofA Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BofA Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BofA Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BofA Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BofA Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BofA Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. We were in compliance with the BofA Credit Facility financial covenants as of December 31, 2021.

The Company may use the proceeds of the loans under the BofA Credit Facility to finance the acquisition of real properties and for other permitted investments; to finance investments associated with Sponsored REITs, to refinance or retire indebtedness and for working capital and other general business purposes, in each case to the extent permitted under the BofA Credit Facility.

Senior Notes

On October 24, 2017, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with the various purchasers named therein (the “Purchasers”) in connection with a private placement of senior unsecured notes. Under the Note Purchase Agreement, the Company agreed to sell to the Purchasers an aggregate principal amount of $200,000,000 of senior unsecured notes consisting of (i) Series A Senior Notes due December 20, 2024 in an aggregate principal amount of $116 million (the “Series A Notes”) and (ii) Series B Senior Notes due December 20, 2027 in an aggregate principal amount of $84 million (the “Series B Notes,” and, together with the Series A Notes, the “Senior Notes”). On December 20, 2017, the Senior Notes were funded and the proceeds were used to reduce the outstanding balance of the Former BofA Revolver.

The Senior Notes bear interest depending on the Company’s credit rating. As of December 31, 2021, the Series A Notes bear interest at 4.49% per annum and the Series B Notes bear interest at 4.76% per annum.

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BofA Credit Facility, the BMO Credit Agreement and the JPM Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. The Company was in compliance with the Senior Notes financial covenants as of December 31, 2021.

5.   Financial Instruments: Derivatives and Hedging

On July 22, 2016, the Company fixed the interest rate for the period beginning on September 27, 2017 and ending on September 27, 2021 on the BofA Term Loan (the “2017 Interest Rate Swap”). On March 7, 2019, the Company fixed the interest rate for the period beginning on March 29, 2019 and ended on November 30, 2021 on a $100 million portion of the JPM Term Loan (the “2019 JPM Interest Rate Swap”). On February 20, 2019, the Company fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan (the “2019 BMO Interest Rate Swap”). The variable rates that were fixed under the 2017 Interest Rate Swap, the 2019 JPM Interest Rate Swap and the 2019 BMO Interest Rate Swap (collectively referred to as the “Interest Rate Swaps”) are described in Note 4.

On June 4, 2021, the Company paid approximately $1.2 million to terminate the 2019 JPM Interest Rate Swap that was scheduled to mature on November 30, 2021 and approximately $0.6 million to terminate a portion of the 2019 BMO Interest Rate Swap that was scheduled to mature on November 30, 2021. As a result of the terminations, approximately $1.9 million of the balance held in accumulated other comprehensive income (loss) was reclassified into earnings. The

JPM Term Loan and a portion of the BMO Term Loan related to these interest rate swaps was also repaid on June 4, 2021, which is described in Note 4.

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

The following table summarizes the notional and fair value of our derivative financial instruments at December 31, 2021. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair Value (2) at
(in thousands)	Value	Rate	Date	Date	December 31, 2021	December 31, 2020

2017 Interest Rate Swap	$400,000	1.12%	Sep-17	Sep-21	$—	$(2,947)
2019 JPM Interest Rate Swap	$100,000	2.44%	Mar-19	Nov-21	$—	$(2,102)
2019 BMO Interest Rate Swap (1)	$165,000	2.39%	Aug-20	Jan-24	$(5,239)	$(12,262)

(1) The Notional Value decreased to $165 million on June 4, 2021.
(2) Classified within Level 2 of the fair value hierarchy.

On December 31, 2021, 2019 BMO Interest Rate Swap was reported as a liability with a fair value of approximately $5.2 million and are included in other liabilities: derivative liabilities in the consolidated balance sheet at December 31, 2021.

The gain/(loss) on the Company’s Interest Rate Swaps that was recorded in OCI and the accompanying consolidated statements of income as a component of interest expense for the years ended December 31, 2021, 2020 and 2019, respectively, was as follows:

(in thousands)	Year Ended December 31,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2021	2020	2019

Amounts of gain (loss) recognized in OCI	$3,786	$(20,380)	$(15,119)
Amounts of previously recorded gain/(loss) reclassified from OCI into Interest Expense	$(8,286)	$(7,751)	$4,328

Total amount of Interest Expense presented in the consolidated statements of operations	$32,273	$36,026	$36,757

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

The BMO Term Loan, BofA Term Loan and JPM Term Loan hedging transactions used derivative instruments that involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in either or both of the contracts. The Company requires its derivatives contracts to be with counterparties that have investment grade ratings. As a result, the Company does not anticipate that any counterparty will fail to meet its obligations. However, there can be no assurance that the Company will be able to adequately protect against the foregoing risks or that it will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

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

The Company’s derivatives are recorded at fair value in other assets: derivative asset and other liabilities: derivative liability in the consolidated balance sheets and the effective portion of the derivatives’ fair value is recorded to other comprehensive income in the consolidated statements of other comprehensive income (loss).

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

On December 10, 2019, June 4, 2020 and May 20, 2021, the Company granted shares under the Plan to non-employee directors at a compensation cost of approximately $337,000 at each grant date, which is included in general and administrative expenses in the consolidated statements of income. Such shares were fully vested on the date of issuance and are included in the table below.

	Shares Available	Compensation
	for Grant	Cost

Balance, December 31, 2018	1,944,428	$—
Shares granted 2019	(38,046)	337,500
Balance December 31, 2019	1,906,382	$337,500
Shares granted 2020	(58,998)	337,500
Balance December 31, 2020	1,847,384	$675,000
Shares granted 2021	(66,564)	337,500
Balance December 31, 2021	1,780,820	$1,012,500

Repurchase of Common Stock

On June 23, 2021, the Board of Directors of the Company authorized the repurchase of up to $50 million of the Company’s common stock from time to time in the open market, privately negotiated transactions or other manners as permitted by federal securities laws. The repurchase authorization may be suspended or discontinued at any time. The Company subsequently repurchased 3,396,243 shares of common stock during the third and fourth quarter of 2021 at an aggregate cost of approximately $18.2 million at an average cost of approximately $5.37 per share, inclusive of brokerage commissions. The excess of the purchase price over the par value of the shares repurchased is applied to reduce additional paid-in capital. The Company did not effect any repurchases during 2020.

A summary of the repurchase of common stock by the Company is shown in the following table:

(Cost in thousands)	Shares Repurchased	Cost
Balance December 31, 2020	1,017,498	$18,775
Repurchase of shares	3,396,243	18,244
Balance, December 31, 2021	4,413,741	$37,019

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a taxable REIT subsidiary (“TRS”). In the case of TRSs, the Company’s ownership of securities in all TRSs generally cannot exceed 20% (25% of taxable years beginning on or before December 31, 2017) of the value of all of the Company’s assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company’s assets. FSP Investments LLC and FSP Protective TRS Corp. are the Company’s taxable REIT subsidiaries operating as taxable corporations under the Code. The TRSs have gross amounts of net operating losses (“NOLs”) available to those taxable corporations of $4.8 million and $4.6 million as of each of December 31, 2021 and 2020, respectively. The NOLs created prior to 2018 will expire between 2030 and 2047 and the NOLs generated after 2017 will not expire. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.

Income taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company’s assets and liabilities. In estimating future tax consequences, potential future events are considered except for potential changes in income tax law or in rates.

The Company adopted an accounting pronouncement related to uncertainty in income taxes effective January 1, 2007, which did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption. Accrued interest and penalties will be recorded as income tax expense if the Company records a liability in the future. The Company’s effective tax rate was not affected by the adoption. The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2018 and thereafter.

The Company is subject to a business tax known as the Revised Texas Franchise Tax. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax. The Company recorded a provision for the Revised Texas Franchise Tax of $0.2 million, $0.3 million and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. Approximately $0.1 million of NOLs expired in 2021. The Company is expecting to use approximately $11.8 million of NOLs in 2021 to offset federal net taxable capital gains resulting from the sale of properties in 2021, therefore approximately $11.8 million of valuation allowances were reversed in 2021. A valuation allowance is provided for the full amount of the gross NOLs available as the realization of any tax benefits remaining from such NOLs is not assured. The gross amount of NOLs available to the Company was approximately $1.1 million and $13.0 million as of each of December 31, 2021 and 2020, respectively with full valuation allowances.

Income Tax Expense

The income tax expense reflected in the consolidated statements of income relates primiarly to state income taxes as a result of some states that limit the use of net operating losses, which are in Other Taxes, and to a lesser extent, the Revised Texas Franchise Tax. FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties.

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019

Revised Texas Franchise Tax	$234	$250	$394
Other Taxes	404	—	(125)
Tax expense	$638	$250	$269

Taxes on income are a current tax expense. No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

At December 31, 2021, the Company’s net tax basis of its real estate assets is more than the amount set forth in the Company’s consolidated balance sheets by $153.7 million and at December 31, 2020, the Company’s net tax basis of its real estate assets is more than the amount set forth in the Company’s consolidated balance sheets by $253.0 million.

Tax Components

The following summarizes the tax components of the Company’s common distributions paid per share for the years ended December 31, 2021, 2020 and 2019:

	2021		2020		2019
	Per Share	%	Per Share	%	Per Share	%
Ordinary income (1)	$—	—%	$0.28	77.51%	$0.25	69.96%
Capital gain	0.68	100%	0.06	16.72%	—	—%
Return of capital	—	—%	0.02	5.77%	0.11	30.04%
Total	$0.68	100%	$0.36	100%	$0.36	100%

(1)	The 2019 Ordinary income amount includes a qualified distribution, which is a subset of, and included in, the ordinary income amount and is $0.009 per share or 2.52% of total distributions.

8. Leases

Leases as a Lessee:

The Company entered into a noncancelable contract with a third party to obtain office space that commenced on September 1, 2010. The contract was amended on October 25, 2016 to extend the contract through September 30, 2024. As of December 31, 2021, the Company’s right-of-use asset was $1.1 million, which is included in prepaid and other assets on the consolidated balance sheet as of December 31, 2021.

The Company has an option to extend the terms of its office space lease with one 5-year extension option. As of December 31, 2021, the exercise of the extension option was not reasonably certain. Therefore, the extension option is not recognized as part of the Company’s right-of-use asset and lease liability.

A discount rate equal to the Company’s incremental borrowing rate was applied to the future monthly contractual lease payments remaining as of December 31, 2021 to compute the lease liability. The incremental borrowing rate is the rate equal to the closest borrowing under the Former BofA Revolver at the time of the Company’s adoption of ASU 2016-02.

Lease Costs
	Year Ended
(in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Operating lease cost	$419	$419	$419
	$419	$419	$419

Other information
Cash paid for amounts included in the measurement of lease liabilities	429	421	412
Weighted average remaining lease terms in years - operating leases	2.75	3.75	4.75
Weighted average discount rate - operating leases	3.86%	3.86%	3.86%

Maturity analysis for liabilities	Total
	Undiscounted
(in thousands)	Cash Flows
Discount rate at commencement	3.86%
2022	438
2023	447
2024	340
	$1,225

Present value lease liability	$1,159

Difference between undiscounted cash flows and discounted cash flows	$66

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

For the year ended December 31, 2021, 2020 and 2019, the Company recognized the following amounts of income relating to lease payments:

Income relating to lease payments:
	Year Ended
(in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Income from leases (1)	$203,530	$242,209	$256,250
	$203,530	$242,209	$256,250

Undiscounted Cash Flows	Year ending
(in thousands)	December 31,
2022	100,269
2023	103,107
2024	97,792
2025	83,596
2026	70,718
2027 and thereafter	259,673
	$715,155

(1) Amounts recognized from variable lease payments were $54,825, $61,310 and $64,421 for the years ended December 31, 2021, 2020 and 2019, respectively.

9.   Retirement Plan

In 2006, the Company established a 401(k) plan to cover eligible employees, which permitted deferral of up to $17,000 per year (indexed for inflation) into the 401(k) plan, subject to certain limitations imposed by the Internal Revenue Code. An employee’s elective deferrals are immediately vested upon contribution to the 401(k) plan. The Company matches employee contributions to the 401(k) plan dollar for dollar up to 3% of each employee’s annual compensation up to $200,000. In addition, we may elect to make an annual discretionary profit-sharing contribution. The Company’s total contribution under the 401(k) plan amounted to $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

10.   Dispositions of Property

In 2021, the Company determined that further debt reduction would provide greater financial flexibility and potentially increase shareholder value. Accordingly, the Company adopted a strategy to dispose of certain properties in 2021 where it believes valuation potential has been reached. The Company sold three office properties located in Atlanta, Georgia on May 27, 2021 for an aggregate sales price of approximately $219.5 million, at a net gain of approximately $22.8 million. The Company sold an office property in Dulles, Virginia on June 29, 2021 for a sales price of approximately $17.3 million, at a loss of $2.1 million. The Company sold an office property located in Indianapolis, Indiana on August 31, 2021 for a sales price of approximately $35 million, at a loss of approximately $1.7 million. The Company sold two office properties located in Chesterfield, Missouri on September 23, 2021 for an aggregate sales price of approximately $67 million, at a gain of approximately $10.3 million. The Company sold an office property in Atlanta, Georgia on October 22, 2021, for a sales price of approximately $223.9 million, at a gain of approximately $86.8 million. The Company sold two office properties located in Chantilly, Virginia on November 16, 2021 for an aggregate sales price of $40 million, at a loss of $2.9 million. The Company used the proceeds of the dispositions principally to repay outstanding indebtedness.

The Company sold an office property located in Durham, North Carolina on December 23, 2020 for a sales price of approximately $89.7 million, at a gain of approximately $41.9 million.

The Company reports the results of operations of its properties in its consolidated statements of operations, which includes rental income, rental operating expenses, real estate taxes and insurance and depreciation and amortization.

The operating results for the properties that the Company disposed of are summarized below:

	For the Years Ended
	December 31,
(in thousands)	2021	2020	2019
Rental revenue	$38,958	$72,967	$74,626
Rental operating expenses	(11,518)	(20,651)	(22,867)
Real estate taxes and insurance	(5,654)	(11,165)	(10,851)
Depreciation and amortization	(11,929)	(26,552)	(26,927)
Income from dispositions	$9,857	$14,599	$13,981

11.   Subsequent Events

On January 10, 2022, the Company entered into a credit agreement for a new revolving line of credit for borrowings, at the Company’s election, of up to $217.5 million (the “BofA Revolver”), which may be borrowed, repaid and reborrowed from time to time until the maturity date on January 12, 2024. The Company has the right to request an extension of the maturity date, subject to acceptance by the lenders and satisfaction of certain other customary conditions. The BofA Revolver includes an accordion feature that allows the Company to request an increase in borrowing capacity to an amount not exceeding $750 million in the aggregate, subject to receipt of lender commitments and satisfaction of certain customary conditions. Effective simultaneously with the closing of the BofA Revolver on January 10, 2022, the Company terminated the Former BofA Revolver. The Former BofA Revolver would have matured by its own terms on January 12, 2022.

On January 12, 2022, the Company paid a special cash distribution of $0.32 per share of common stock, which was declared on December 3, 2021 for shareholders of record on December 31, 2021.

On January 14, 2022, the Board of Directors of the Company declared a cash distribution of $0.09 per share of common stock payable on February 17, 2022 to stockholders of record on January 28, 2022.

On February 10, 2022, the Company increased its BofA Revolver availability by $20.0 million to $237.5 million as part of the accordion feature that is available to increase borrowing capacity.

Schedule II

Franklin Street Properties Corp.

Valuation and qualifying accounts:

		Additions
		(Decreases)
	Balance at	charged to		Balance
(in thousands)	beginning	costs and		at end
Classification	of year	expenses	Deductions	of year

Allowance for doubtful accounts
2019	$200	$213	$(113)	$300
2020	300	340	(135)	505
2021	505	157	(129)	533

Straight-line rent allowance for doubtful accounts
2019	$50	$—	$—	$50
2020	50	—	(50)	—
2021	—	—	—	—

SCHEDULE III

FRANKLIN STREET PROPERTIES CORP.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2021

		Initial Cost			Historical Cost
				Costs
				Capitalized		Buildings			Total Costs,
			Buildings	(Disposals)		Improvements			Net of	Depreciable				Date of
	Encumbrances		Improvements	Subsequent to		and		Accumulated	Accumulated	Life			Year	Acquisition
Description	(1)	Land	and Equipment	Acquisition	Land	Equipment	Total (2)	Depreciation	Depreciation	Years			Built	(3)

	(in thousands)
Commercial Properties:
Forest Park, Charlotte, NC	—	$1,559	$5,672	$3,051	$1,559	$8,723	$10,282	2,576	$7,706	5	-	39	1999	1999
Northwest Point, Elk Grove Village, IL	—	2,914	26,295	13,023	2,914	39,318	42,232	20,586	21,646	5	-	39	1999	2001
Park Ten, Houston, TX	—	1,061	21,303	7,082	567	28,879	29,446	14,214	15,232	5	-	39	1999	2002
Addison, Addison, TX	—	4,325	48,040	12,495	4,325	60,535	64,860	25,772	39,088	5	-	39	1999	2002
Collins, Richardson, TX	—	4,000	42,598	8,804	4,000	51,402	55,402	24,755	30,647	5	-	39	1999	2003
Greenwood, Englewood, CO	—	3,100	30,201	12,530	3,100	42,731	45,831	20,295	25,536	5	-	39	2000	2005
Innsbrook, Glenn Allen, VA	—	5,000	40,216	9,002	5,000	49,218	54,218	20,578	33,640	5	-	39	1999	2003
380 Interlocken, Bloomfield, CO	—	8,275	34,462	13,194	8,275	47,656	55,931	19,130	36,801	5	-	39	2000	2003
Blue Lagoon, Miami, FL	—	6,306	46,124	33,388	6,306	79,512	85,818	16,927	68,891	5	-	39	2002	2003
Eldridge Green, Houston, TX	—	3,900	43,791	5,923	3,900	49,714	53,614	21,202	32,412	5	-	39	1999	2004
Liberty Plaza, Addison, TX	—	4,374	21,146	10,542	4,374	31,688	36,062	13,172	22,890	5	-	39	1985	2006
390 Interlocken, Broomfield, CO	—	7,013	37,751	14,399	7,013	52,150	59,163	20,579	38,584	5	-	39	2002	2006
Park Ten II, Houston, TX	—	1,300	31,712	7,245	1,300	38,957	40,257	13,458	26,799	5	-	39	2006	2006
121 South Eight Street, Minneapolis, MN	—	4,444	15,214	28,449	4,444	43,663	48,107	12,968	35,139	5	-	39	1974	2010
801 Marquette Ave South, Minneapolis, MN	—	4,184	—	27,798	4,184	27,798	31,982	2,889	29,093	5	-	39	1923	2010
909 Davis, Evanston, IL	—	4,912	18,229	8,235	4,912	26,464	31,376	8,145	23,231	5	-	39	2002	2011
Legacy Tennyson Center, Plano, TX	—	3,067	22,064	4,046	3,067	26,110	29,177	7,756	21,421	5	-	39	2008	2011
One Legacy Circle, Plano, TX	—	2,590	36,608	4,822	2,590	41,430	44,020	11,945	32,075	5	-	39	2008	2011
Westchase I & II, Houston, TX	—	8,491	121,508	17,044	8,491	138,552	147,043	33,721	113,322	5	-	39	2008	2012
1999 Broadway, Denver CO	—	16,334	137,726	39,108	16,334	176,834	193,168	40,105	153,063	5	-	39	1986	2013
1001 17th Street, Denver, CO	—	17,413	165,058	24,286	17,413	189,344	206,757	41,367	165,390	5	-	39	2006	2013
Plaza Seven, Minneapolis, MN	—	6,604	54,240	11,468	6,604	65,708	72,312	11,471	60,841	5	-	39	1987	2016
Pershing Plaza, Atlanta, GA	—	5,300	34,158	4,119	5,300	38,277	43,577	5,147	38,430	5	-	39	1989	2016
600 17th Street, Denver, CO	—	20,876	99,941	14,005	20,876	113,946	134,822	15,729	119,093	5	-	39	1982	2016
Balance — Real Estate	—	$147,342	$1,134,057	$334,058	$146,848	$1,468,609	$1,615,457	$424,487	$1,190,970

(1)	There are no encumbrances on the above properties.
(2)	The aggregate cost for Federal Income Tax purposes is $1,773,262.
(3)	Original date of acquisition by Sponsored Entity.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,
(in thousands)	2021	2020	2019
Real estate investments, at cost:
Balance, beginning of year	$2,140,733	$2,127,907	$2,058,352
Improvements	60,910	75,472	74,324
Dispositions	(586,186)	(62,646)	(4,769)
Balance, end of year - Real Estate	$1,615,457	$2,140,733	$2,127,907

Accumulated depreciation:
Balance, beginning of year	$538,717	$490,697	$432,579
Depreciation	60,080	67,001	62,887
Dispositions	(174,310)	(18,981)	(4,769)
Balance, end of year - Accumulated Depreciation	$424,487	$538,717	$490,697