Form 10-Q
period 2022-03-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2022-05-03
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022.

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

The number of shares of common stock outstanding as of April 28, 2022 was 103,151,781.

Franklin Street Properties Corp.
Form 10-Q

Quarterly Report
March 31, 2022

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Franklin Street Properties Corp.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share and par value amounts)	2022	2021
Assets:
Real estate assets:
Land	$146,844	$146,844
Buildings and improvements	1,465,312	1,457,209
Fixtures and equipment	11,819	11,404
	1,623,975	1,615,457
Less accumulated depreciation	436,627	424,487
Real estate assets, net	1,187,348	1,190,970
Acquired real estate leases, less accumulated amortization of $23,346 and $40,423, respectively	13,453	14,934
Cash, cash equivalents and restricted cash	10,983	40,751
Tenant rent receivables	2,041	1,954
Straight-line rent receivable	51,309	49,024
Prepaid expenses and other assets	7,403	4,031
Related party mortgage loan receivables	24,000	24,000
Office computers and furniture, net of accumulated depreciation of $1,065 and $1,198, respectively	204	198
Deferred leasing commissions, net of accumulated amortization of $21,207 and $21,099, respectively	40,379	38,311
Total assets	$1,337,120	$1,364,173

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$40,000	$—
Term loans payable, less unamortized financing costs of $598 and $714, respectively	274,402	274,286
Series A & Series B Senior Notes, less unamortized financing costs of $617 and $658, respectively	199,383	199,342
Accounts payable and accrued expenses	44,700	89,493
Accrued compensation	1,206	4,704
Tenant security deposits	5,837	6,219
Lease liability	1,061	1,159
Other liabilities: derivative liabilities	195	5,239
Acquired unfavorable real estate leases, less accumulated amortization of $1,469 and $2,285, respectively	450	528
Total liabilities	567,234	580,970

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 103,151,781 and 103,998,520 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,334,383	1,339,226
Accumulated other comprehensive loss	(195)	(5,239)
Accumulated distributions in excess of accumulated earnings	(564,312)	(550,794)
Total stockholders’ equity	769,886	783,203
Total liabilities and stockholders’ equity	$1,337,120	$1,364,173

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021

Revenues:
Rental	$41,797	$58,623
Related party revenue:
Management fees and interest income from loans	460	410
Other	7	6
Total revenues	42,264	59,039
Expenses:
Real estate operating expenses	12,834	15,939
Real estate taxes and insurance	8,719	12,366
Depreciation and amortization	15,670	24,381
General and administrative	3,784	4,146
Interest	5,366	8,600
Total expenses	46,373	65,432

Loss before taxes	(4,109)	(6,393)
Tax expense	49	67

Net Loss	$(4,158)	$(6,460)

Weighted average number of shares outstanding, basic and diluted	103,691	107,328

Net loss per share, basic and diluted	$(0.04)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the
	Three Months Ended
	March 31,
(in thousands)	2022	2021

Net loss	$(4,158)	$(6,460)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	5,044	3,613

Total other comprehensive income (loss)	5,044	3,613

Comprehensive income (loss)	$886	$(2,847)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands, except per share amounts)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2020	107,328	$11	$1,357,131	$(17,311)	$(571,740)	$768,091
Comprehensive income (loss)	—	—	—	3,613	(6,460)	(2,847)
Distributions $0.09 per share of common stock	—	—	—	—	(9,660)	(9,660)
Balance, March 31, 2021	107,328	$11	$1,357,131	$(13,698)	$(587,860)	$755,584

Balance, December 31, 2021	103,999	$10	$1,339,226	$(5,239)	$(550,794)	$783,203
Comprehensive income (loss)	—	—	—	5,044	(4,158)	886
Repurchased shares	(847)	—	(4,843)	—	—	(4,843)
Distributions $0.09 per share of common stock	—	—	—	—	(9,360)	(9,360)
Balance, March 31, 2022	103,152	$10	$1,334,383	$(195)	$(564,312)	$769,886

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(4,158)	$(6,460)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	16,195	25,088
Amortization of above and below market leases	(9)	(32)
Changes in operating assets and liabilities:
Tenant rent receivables	(87)	3,319
Straight-line rents	(1,216)	(1,904)
Lease acquisition costs	(1,069)	(50)
Prepaid expenses and other assets	(1,274)	(532)
Accounts payable and accrued expenses	(10,568)	(9,564)
Accrued compensation	(3,498)	(2,528)
Tenant security deposits	(382)	(636)
Payment of deferred leasing commissions	(3,706)	(5,056)
Net cash provided by (used in) operating activities	(9,772)	1,645
Cash flows from investing activities:
Property improvements, fixtures and equipment	(9,952)	(16,022)
Net cash used in investing activities	(9,952)	(16,022)
Cash flows from financing activities:
Distributions to stockholders	(42,640)	(9,660)
Stock repurchases	(4,843)	—
Borrowings under bank note payable	45,000	36,500
Repayments of bank note payable	(5,000)	(12,500)
Deferred financing costs	(2,561)	—
Net cash provided by (used in) financing activities	(10,044)	14,340
Net decrease in cash, cash equivalents and restricted cash	(29,768)	(37)
Cash, cash equivalents and restricted cash, beginning of year	40,751	4,150
Cash, cash equivalents and restricted cash, end of period	$10,983	$4,113

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,737	$5,870
Taxes	$664	$24
Non-cash investing activities:
Accrued costs for purchases of real estate assets	$3,766	$9,585

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

As of March 31, 2022, the Company owned and operated a portfolio of real estate consisting of 24 operating properties, two managed Sponsored REITs and held one promissory note secured by a mortgage on real estate owned by a Sponsored REIT. From time-to-time, the Company may acquire real estate or make additional secured loans. The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

Properties

The following table summarizes the Company’s number of operating properties, which we also refer to as our owned properties and rentable square feet of real estate.

	As of March 31,
	2022	2021
Operating Properties:
Number of properties	24	33
Rentable square feet	6,915,609	9,548,810

Basis of Presentation

The unaudited consolidated financial statements of the Company include all of the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other period.

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

	March 31,	March 31,
(in thousands)	2022	2021
Cash and cash equivalents	$7,683	$2,613
Restricted cash	3,300	1,500
Total cash, cash equivalents and restricted cash	$10,983	$4,113

Restricted cash consists of escrows arising from property sales. Cash held in escrow is paid based on the terms of the closing agreements for the sale.

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

We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct a proposed sale of the property or merger of the company. In addition, we consider the rights of other investors to participate in those decisions, to replace the manager and to amend the corporate charter. We determine whether we are the primary beneficiary of a VIE at the time we become involved with a variable interest entity and reconsider that conclusion upon a reconsideration event. As of March 31, 2022, our relationship with FSP Monument Circle LLC was considered a VIE for which we are not the primary beneficiary. Our maximum exposure to losses associated with this VIE is limited to the outstanding Sponsored REIT Loan, the related accrued interest receivable and an exit fee receivable, which were in aggregate approximately $24.9 million and $24.5 million at March 31, 2022 and December 31, 2021, respectively. The accrued interest and exit fee receivables are included in prepaid expenses and other assets in the consolidated balance sheet and are approximately $0.9 million and $0.5 million at March 31, 2022 and December 31, 2021, respectively. The relationships and investments related to the entity in which we have a variable interest are summarized in Note 2.

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

2.  Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At each of March 31, 2022 and December 31, 2021, the Company held a non-controlling common stock interest in two Sponsored REITs in which the Company no longer shares in economic benefit or risk.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancellable with 30 days notice. Asset management fee income from non-consolidated entities amounted to approximately $9,000 and $16,000 for the three months ended March 31, 2022 and 2021, respectively.

From time to time the Company may make secured loans (“Sponsored REIT Loans”) to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes. The Company reviews the need for an allowance under the current expected credit loss model (“CECL”) for Sponsored REIT Loans each reporting period. The measurement of expected credit losses is based upon historical experiences, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company has elected to apply the practical expedient for financial assets secured by collateral in instances where the borrower is experiencing financial difficulty and repayment of the Sponsored REIT Loan is expected to be provided substantially through operation or sale of the collateral. The Company uses the fair value of the collateral at the reporting date and an adjustment to the allowance for expected credit losses is recorded when the amortized cost basis of the financial asset exceeds the fair value of the collateral, less costs to sell.

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

The following is a summary of the sole Sponsored REIT Loan outstanding as of March 31, 2022:

			Maximum	Amount	Interest
(dollars in thousands, except footnotes)		Maturity	Amount	Outstanding	Rate at
Sponsored REIT	Location	Date	of Loan	31-Mar-22	31-Mar-22

Mortgage loan secured by property
FSP Monument Circle LLC (1)	Indianapolis, IN	30-Jun-23	$24,000	$24,000	7.51%

			$24,000	$24,000

(1)	The interest rate is a fixed rate and this mortgage loan includes an origination fee of $164,000 and an exit fee of $38,000 when repaid by the borrower.

The Company recognized interest income and fees from the Sponsored REIT Loan of approximately $451,000 and $394,000 for the three months ended March 31, 2022 and 2021, respectively. The financial instrument was classified within Level 3 of the fair value hierarchy and had a fair value of approximately $24.3 million as of March 31, 2022.

On October 29, 2021, the Company agreed to amend and restate its existing Sponsored REIT Loan to FSP Monument Circle LLC to extend the maturity date from December 6, 2022 to June 30, 2023 and to advance an additional $3.0 million tranche of indebtedness to FSP Monument Circle LLC with the same June 30, 2023 maturity date, effectively increasing the aggregate principal amount of the Sponsored REIT Loan from $21 million to $24 million. In addition, the Company agreed to defer all principal and interest payments due under the Sponsored REIT Loan until the maturity date on June 30, 2023. As part of its consideration for agreeing to amend and restate the Sponsored REIT Loan, the Company obtained from the stockholders of the parent of FSP Monument Circle LLC the right to vote their shares in favor of any sale of the property owned by FSP Monument Circle LLC any time on or after January 1, 2023. There were no commitments to lend additional funds to the Sponsored REIT and the loan is fully collateralized by the mortgage held on the Sponsored REIT’s property and by cash accounts, as of March 31, 2022.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at March 31, 2022) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at March 31, 2022).

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with BMO that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum, which matured on August 26, 2020. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of March 31, 2022, the effective interest rate on the BMO Term Loan was 4.04% per annum. On June 4, 2021, the Company paid approximately $0.6 million to terminate the portion of the interest rate swap on the tranche A term loan, which was scheduled to mature on November 30, 2021.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or the administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of March 31, 2022.

BofA Revolver

On January 10, 2022, the Company entered into a Credit Agreement (the “BofA Credit Agreement”) with Bank of America, N.A., as administrative agent, a letter of credit issuer and a lender (“BofA”), and the other lending institutions party thereto, for a new revolving line of credit for borrowings, at the Company’s election, of up to $217.5 million (the “BofA Revolver”). On February 10, 2022, the Company increased its BofA Revolver availability by $20.0 million to $237.5 million as part of the accordion feature that is available to increase borrowing capacity. Borrowings made under the BofA Revolver may be revolving loans or letters of credit, the combined sum of which may not exceed $237.5 million outstanding at any time. As of March 31, 2022, there were borrowings of $40.0 million drawn and outstanding under the BofA Revolver. Borrowings made pursuant to the BofA Revolver may be borrowed, repaid and reborrowed from time to time until the maturity date on January 12, 2024. The Company has the right to request an extension of the maturity date, subject to acceptance by the lenders and satisfaction of certain other customary conditions. The BofA Revolver includes an accordion feature that allows the Company to request an increase in borrowing capacity to an amount not exceeding $750 million in the aggregate, subject to receipt of lender commitments and satisfaction of certain customary conditions.

Borrowings under the BofA Revolver bear interest at a margin over either (i) the daily simple Secured Overnight Financing Rate (“SOFR”), plus an adjustment of 0.11448%, or (ii) one, three or six month term SOFR, plus a corresponding adjustment of 0.11448%, 0.26161% or 0.42826%, respectively. In addition, under certain circumstances, such as if SOFR is not able to be determined, the BofA Revolver will instead bear interest at a margin over a specified base rate. The margin over SOFR or, if applicable, the base rate varies depending on the Company’s leverage ratio (1.650% over SOFR and 0.650% over the base rate at March 31, 2022). The Company is also obligated to pay an annual facility fee and, if applicable, letter of credit fees in amounts that are also based on the Company’s leverage ratio. The facility fee is assessed against the aggregate amount of lender commitments regardless of usage (0.30% at March 31, 2022).

Based upon the Company’s credit rating, as of March 31, 2022, the interest rate on the BofA Revolver was 2.06% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Revolver through March 31, 2022 was approximately 2.04% per annum.

The BofA Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BofA Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio and a minimum unsecured interest coverage ratio. The BofA Credit Agreement also restricts the Company’s ability to make dividend distributions that exceed 95% of the Company’s good faith estimate of projected funds from operations for the applicable fiscal year; provided, however, that notwithstanding such restriction, the Company is permitted to make dividend distributions based on the Company’s good faith estimate of projected or estimated taxable income or otherwise as necessary to retain the Company’s status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which the Company would otherwise be subject. The Company was in compliance with the BofA Revolver financial covenants as of March 31, 2022.

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

BofA Credit Facility

On July 21, 2016, the Company entered into a First Amendment (the “BofA First Amendment”), and on October 18, 2017, the Company entered into a Second Amendment (the “BofA Second Amendment”), to the Second Amended and Restated Credit Agreement dated October 29, 2014 among the Company, the lending institutions party thereto and BofA, as administrative agent, L/C Issuer and Swing Line Lender (as amended by the BofA First Amendment and the BofA Second Amendment, the “BofA Credit Facility”) that continued an existing unsecured revolving line of credit (the “Former BofA Revolver”) and an existing term loan (the “BofA Term Loan”). Effective simultaneously with the closing of the BofA Revolver on January 10, 2022, the Company delivered a notice to BofA terminating the aggregate lender commitments under the Former BofA Revolver in their entirety. There were no amounts drawn on the Former BofA Revolver as of December 31, 2021 and January 10, 2022.

BofA Term Loan Highlights

●	The original principal amount of the BofA Term Loan was $400 million. On September 30, 2021, the Company repaid a $90 million portion and on October 25, 2021, the Company repaid a $200 million portion of the BofA Term Loan and incurred a loss on extinguishment of debt of $0.7 million related to unamortized deferred financing costs. As of March 31, 2022, $110 million remained outstanding under the BofA Term Loan.
●	The BofA Term Loan matures on January 12, 2023.
●	The BofA Credit Facility includes an accordion feature that allows for an aggregate amount of up to $500 million of additional borrowing capacity applicable to the BofA Term Loan, subject to receipt of lender commitments and satisfaction of certain customary conditions.

The BofA Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.75% over LIBOR at March 31, 2022) or (ii) a margin over the base rate depending on the Company’s credit rating (0.75% over the base rate at March 31, 2022).

The interest rate on the BofA Term Loan was variable at March 31, 2022. Previously the Company had fixed the base LIBOR interest rate on the BofA Term Loan by entering into interest rate swap transactions. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BofA Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ended on September 27, 2021. Based upon the Company’s credit rating, as of March 31, 2022, the interest rate on the BofA Term Loan was 2.20% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Term Loan through March 31, 2022, was approximately 1.90% per annum.

BofA Credit Facility General Information

The BofA Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BofA Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BofA Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BofA Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BofA Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BofA Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BofA Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BofA Credit Facility financial covenants as of March 31, 2022.

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

The Senior Notes bear interest depending on the Company’s credit rating. As of March 31, 2022, the Series A Notes bear interest at 4.49% per annum and the Series B Notes bear interest at 4.76% per annum.

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BofA Credit Facility, the BMO Credit Agreement and the JPM Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. The Company was in compliance with the Senior Notes financial covenants as of March 31, 2022.

4.  Financial Instruments: Derivatives and Hedging

On July 22, 2016, the Company entered into interest rate swap transactions that fixed the interest rate for the period beginning on September 27, 2017 and ended on September 27, 2021 on the BofA Term Loan (the “2017 Interest Rate Swap”). On March 7, 2019, the Company entered into interest rate swap transactions that fixed the interest rate for the period beginning on March 29, 2019 and ended on November 30, 2021 on a $100 million portion of the JPM Term Loan (the “2019 JPM Interest Rate Swap”). On February 20, 2019, the Company entered into interest rate swap transactions that fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan (the “2019 BMO Interest Rate Swap”). The variable rates that were fixed under the 2017 Interest Rate Swap, the 2019 JPM Interest Rate Swap and the 2019 BMO Interest Rate Swap (collectively referred to as the “Interest Rate Swaps”) are described in Note 3.

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

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at March 31, 2022 and December 31, 2021. The notional value is an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair Value (2) at
(in thousands)	Value	Rate	Date	Date	March 31, 2022	December 31, 2021
2019 BMO Interest Rate Swap (1)	$165,000	2.39%	Aug-20	Jan-24	$(195)	$(5,239)
(1) The Notional Value decreased to $165 million on June 4, 2021.
(2) Classified within Level 2 of the fair value hierarchy.

The 2019 BMO Interest Rate Swap was reported as a liability with a fair value of approximately $0.2 million and $5.2 million at March 31, 2022 and December 31, 2021, respectively. The balance is included in other liabilities: derivative liabilities in the consolidated balance sheet at March 31, 2022 and December 31, 2021, respectively.

The gain/(loss) on the Company’s Interest Rate Swaps that was recorded in other comprehensive income (loss) (OCI) and the accompanying consolidated statements of operations as a component of interest expense for the three months ended March 31, 2022 and 2021, respectively, was as follows:

(in thousands)	Three Months Ended March 31,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2022	2021

Amounts of gain (loss) recognized in OCI	$4,123	$807
Amounts of previously recorded gain/(loss) reclassified from OCI into Interest Expense	$(921)	$(2,806)

Total amount of Interest Expense presented in the consolidated statements of operations	$5,366	$8,600

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $0.1 million of the current balance held in accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months.

The Company is hedging the exposure to variability in anticipated future interest payments on existing debt.

The BMO Term Loan hedging transaction uses derivative instruments that involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The Company requires its derivatives contracts to be with counterparties that have investment grade ratings. As a result, the Company does not anticipate that any counterparty will fail to meet its obligations. However, there can be no assurance that the Company will be able to adequately protect against the foregoing risks or that it will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

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

5.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at each of March 31, 2022 and 2021.

6.  Stockholders’ Equity

As of March 31, 2022, the Company had 103,151,781 shares of common stock outstanding. The Company declared and paid dividends as follows (in thousands, except per share amounts):

	Dividends Per	Total
Quarter Paid	Share	Dividends

Special dividend declared in December 2021 and paid January 2022	$0.32	$33,280
First quarter of 2022	$0.09	$9,360

First quarter of 2021	$0.09	$9,660

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

On June 4, 2020 and May 20, 2021, the Company granted shares under the Plan to non-employee directors at a compensation cost of approximately $337,500 at each grant date, which was recognized during the year ended December 31, 2020 and 2021, respectively, and is included in general and administrative expenses for such periods. Such shares were fully vested on the date of issuance.

	Shares Available	Compensation
	for Grant	Cost

Balance December 31, 2020	1,847,384	$675,000
Shares granted 2021	(66,564)	337,500
Balance December 31, 2021	1,780,820	1,012,500
Shares granted 2022	-	-
Balance March 31, 2022	1,780,820	$1,012,500

Repurchase of Common Stock

On June 23, 2021, the Board of Directors of the Company authorized the repurchase of up to $50 million of the Company’s common stock from time to time in the open market, privately negotiated transactions or other manners as permitted by federal securities laws. The repurchase authorization may be suspended or discontinued at any time. The Company subsequently repurchased 3,396,243 shares of common stock during the third and fourth quarters of 2021 at an aggregate cost of approximately $18.2 million at an average cost of approximately $5.37 per share, inclusive of brokerage commissions. The Company subsequently repurchased 846,739 shares of common stock during the first quarter of 2022 at an aggregate cost of approximately $4.8 million at an average cost of approximately $5.72 per share, inclusive of brokerage commissions. The excess of the purchase price over the par value of the shares repurchased is applied to reduce additional paid-in capital.

A summary of the repurchase of common stock by the Company is shown in the following table:

(Cost in thousands)	Shares Repurchased	Cost
Balance December 31, 2020	1,017,498	$18,775
Repurchase of shares	3,396,243	18,244
Balance, December 31, 2021	4,413,741	37,019
Repurchase of shares	846,739	4,843
Balance, March 31, 2022	5,260,480	$41,862

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a taxable REIT subsidiary (“TRS”). In the case of TRSs, the Company’s ownership of securities in all TRSs generally cannot exceed 20% (25% of taxable years beginning on or before December 31, 2017) of the value of all of the Company’s assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company’s assets. FSP Investments LLC and FSP Protective TRS Corp. are the Company’s taxable REIT subsidiaries operating as taxable corporations under the Code. The TRSs have gross amounts of net operating losses (“NOLs”) available to those taxable corporations of $4.8 million and $4.6 million as of each of December 31, 2021, and 2020 respectively. The NOLs created prior to 2018 will expire between 2030 and 2047 and the NOLs generated after 2017 will not expire. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.

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

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use NOLs to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs generated prior to December 31, 2018 will expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured. The gross amount of NOLs available to the Company was $1.1 million and $1.1 million as of March 31, 2022 and December 31, 2021, respectively.

Income Tax Expense

The Company is subject to a business tax known as the Revised Texas Franchise Tax. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax. The Company recorded a provision for the Revised Texas Franchise Tax of $49,000 and $67,000 for the three months ended March 31, 2022 and 2021, respectively.

The income tax expense reflected in the consolidated statements of operations relates primarily to a franchise tax on the Company’s Texas properties.

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021

Revised Texas Franchise Tax	$49	$67
Other Taxes	—	—
Tax expense	$49	$67

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

For the three months ended March 31, 2022 and 2021, the Company recognized the following amounts of income relating to lease payments:

Income relating to lease payments:
	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Income from leases (1)	$40,573	$56,709
	$40,573	$56,709
(1) Amounts recognized from variable lease payments were $12,665 and $14,688 for the three months ended March 31, 2022 and 2021, respectively.

9.  Subsequent Events

On April 1, 2022, the Board of Directors of the Company declared a cash distribution of $0.09 per share of common stock payable on May 5, 2022 to stockholders of record on April 15, 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2021. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, adverse changes in general economic or local market conditions, including the impact of increasing inflation, energy prices and interest rates, as well as a result of the COVID-19 pandemic and other potential infectious disease outbreaks and terrorist attacks or other acts of violence, which may negatively affect the markets in which we and our tenants operate, adverse changes in energy prices, which if sustained, could negatively impact occupancy and rental rates in the markets in which we own properties, including energy-influenced markets such as Dallas, Denver and Houston, expectations for future property dispositions, uncertainty relating to the completion and timing of the disposition of the properties under agreement, expectations for potential repurchases of our common stock and the potential payment of special dividends, changes in interest rates as a result of economic market conditions, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, uncertainties relating to fiscal policy, changes in government regulations and regulatory uncertainty, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, delays in construction schedules, unanticipated increases in construction costs, unanticipated repairs, increases in the level of general and administrative costs as a percentage of revenues as revenues decrease as a result of property dispositions, additional staffing, insurance increases and real estate tax valuation reassessments. See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A. “Risk Factors” below. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

As of March 31, 2022, approximately 6.0 million square feet, or approximately 86.3% of our total owned portfolio, was located in Atlanta, Dallas, Denver, Houston and Minneapolis.

The main factor that affects our real estate operations is the broad economic market conditions in the United States. These market conditions affect the occupancy levels and the rent levels on both a national and local level. We have no influence on broader economic/market conditions. We may look to acquire and/or develop quality properties in good locations in order to lessen the impact of downturns in the market and to take advantage of upturns when they occur.

We continue to believe that the current price of our common stock does not accurately reflect the value of our underlying real estate assets and we will seek to increase shareholder value (1) through the potential sale of select properties where we believe that short to intermediate term valuation potential has been reached and (2) by striving to increase occupancy in our continuing portfolio of real estate. Pursuant to this strategy, we anticipate that dispositions in 2022 will result in estimated gross proceeds in the range of approximately $250 million to $350 million. As we continue to execute this strategy, our revenue, Funds From Operations, and capital expenditures are likely to decrease in the short term. Proceeds from dispositions are intended to be used for the repayment of debt, repurchases of our common stock, any special dividends required to meet REIT requirements, and other general corporate purposes.

For the year ended December 31, 2021, our disposition strategy resulted in gross sale proceeds of approximately $603 million, and we repaid approximately $508 million of debt. Specifically, on May 27, 2021, we sold One Ravinia, Two Ravinia and One Overton Park in Atlanta, Georgia for aggregate gross proceeds of approximately $219.5 million, on June 29, 2021, we sold Loudoun Technology Center in Sterling, Virginia for gross proceeds of approximately $17.25 million, on August 31, 2021, we sold River Crossing in Indianapolis, Indiana for gross proceeds of $35 million, on September 23, 2021, we sold Timberlake and Timberlake East, in Chesterfield, Missouri for aggregate gross proceeds of $67 million, on October 22, 2021, we sold 999 Peachtree in Atlanta, Georgia for gross proceeds of approximately $223.9 million and on November 16, 2021, we sold two office properties in Chantilly, Virginia for aggregate gross proceeds of approximately $40 million. During the three months ended June 30, 2021, we repaid approximately $155 million of term loan indebtedness and the approximately $47.5 million that had been drawn under our revolving line of credit. During the three months ended September 30, 2021 and December 31, 2021, we repaid $90 million and $215 million, respectively, of term loan indebtedness. During the three months ended March 31, 2022, we did not have any property dispositions and, as a result, did not repay any indebtedness.

On June 15, 2021, the credit rating for our senior unsecured debt was downgraded by Moody’s Investor Service to Ba1 from Baa3. The interest rate applicable to borrowings under our credit facilities is based in part on the rating of our debt. We anticipate that as a result of this downgrade we will incur approximately $2.2 million in additional interest costs during the next twelve months based on our borrowings and interest rates as defined in our loan agreements as of March 31, 2022.

Trends and Uncertainties

COVID-19 Outbreak

Beginning in January 2020, there was a global outbreak of COVID-19, which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. It has already disrupted global travel supply chains, adversely impacted global commercial activity, and its long-term economic impact remains uncertain. Considerable uncertainty still surrounds the COVID-19 pandemic and its potential effects on the population, including the spread of more contagious variants of the virus, as well as the availability, administration rates and effectiveness of vaccines, therapeutics and any responses taken on a national and local level by government authorities and businesses. The travel restrictions, limits on hours of operations and/or closures of various businesses and other efforts to curb the spread of COVID-19 significantly disrupted business activity globally, including in the markets where we own properties. Many of our tenants do not fully occupy the space that they lease. The pandemic has had an adverse impact on economic and market conditions in various sectors of the economy. However, the evolving nature of the pandemic makes it difficult to ascertain the long-term impact it will have on commercial real estate markets and our business. Nevertheless, the COVID-19 pandemic continues to present material uncertainty and risk with respect to the performance of our properties and our financial results, such as the potential negative impact to the businesses of our tenants, the potential negative impact to leasing efforts and occupancy at our properties, the potential closure of certain of our assets for an extended period, uncertainty regarding future rent collection levels or requests for rent concessions from our tenants, the occurrence of a default under any of our debt agreements, the potential for increased borrowing costs, our ability to refinance existing indebtedness or to secure new sources of capital on favorable terms, fluctuations in our level of dividends, increased costs of operations, our ability to complete required capital expenditures in a timely manner and on budget, decrease in values of our real estate assets, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. We are unable to estimate the impact the COVID-19 pandemic will have on our future financial results at this time. See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

We have been following and directing our vendors to follow the guidelines from the Centers for Disease Control and other applicable authorities to minimize the spread of COVID-19 among our employees, tenants, vendors and visitors, as well as at our properties. During the year ended December 31, 2021 and the three months ended March 31, 2022, all of our properties remained open for business. Some of our tenants have requested rent concessions, and more tenants may request rent concessions or may not pay rent in the future. Future rent concession requests or nonpayment of rent could lead to increased rent delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, extended lease terms, increased tenant improvement capital expenditures, or reduced rental rates to maintain occupancies. We review each rent concession request on a case by case basis and may or may not provide rent concessions, depending on the specific circumstances involved. Cash, cash equivalents and restricted cash were $11.0 million as of March 31, 2022. Management believes that existing cash, cash anticipated to be generated internally by operations and our existing availability under the BofA Revolver ($197.5 million available as of April 28, 2022), will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real estate properties and the amount, timing and terms of any property dispositions.

Economic Conditions

The global economy is experiencing significant disruptions as a result of various factors, including geopolitical events such as the ongoing conflict between Russia and Ukraine, the COVID-19 pandemic and continuing supply chain difficulties. In addition, increasing inflation, energy prices and interest rates are contributing to recessionary concerns for the economy of the United States. Economic conditions directly affect the demand for office space, our primary income producing asset. In addition, the broad economic market conditions in the United States are typically affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, the pace of economic growth and/or recessionary concerns, uncertainty about government fiscal, monetary, trade and tax policies, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit, and interest rates. During the three months ended March 31, 2022, the Federal Reserve raised the federal funds rate target by 25 basis points to a range of 0.25% to 0.50% and signaled the likely possibility of additional increases in 2022. In addition, in April 2022, the Federal Reserve confirmed its plan to reduce its balance sheet at a rapid pace beginning in May 2022, launching a process known as quantitative tightening, which could further result in increases in interest rates. If interest rates increase, then the interest costs on our unhedged variable rate debt could also increase, which could adversely affect our cash flow, our ability to pay principal and interest on our debt and our ability to make distributions to stockholders. Increasing interest rates could also decrease the amount third parties are willing to pay for our assets and limit our ability to incur new debt or refinance existing debt when it matures. As of the date of this report, the impact of current economic conditions, geopolitical events and the COVID-19 pandemic and related fallout from containment and mitigation measures, such as work from home arrangements and the closing of various businesses, are adversely affecting the demand for office space in the United States.

Real Estate Operations

As of March 31, 2022, our real estate portfolio was comprised of 24 operating properties, which we also refer to as our owned properties. Our 24 operating properties were approximately 77.3% leased as of March 31, 2022, a decrease from 78.4% leased as of December 31, 2021. The 1.1% decrease in leased space was primarily a result of lease maturities that occurred during the three months ended March 31, 2022. As of March 31, 2022, we had approximately 1,568,000 square feet of vacancy in our owned properties compared to approximately 1,496,000 square feet of vacancy at December 31, 2021. During the three months ended March 31, 2022, we leased approximately 131,000 square feet of office space, of which approximately 28,000 square feet were with existing tenants, at a weighted average term of 8.6 years. On average, tenant improvements for such leases were $52.16 per square foot, lease commissions were $18.10 per square foot and rent concessions were approximately eight months of free rent. Average GAAP base rents under such leases were $33.35 per square foot, or 2.4% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2021.

As of March 31, 2022, leases for approximately 4.3% and 5.1% of the square footage in our owned portfolio are scheduled to expire during 2022 and 2023, respectively. As the second quarter of 2022 begins, we believe that our operating properties are stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants. While leasing activity at our properties has continued, we believe that geopolitical events and the COVID-19 outbreak and related containment and mitigation measures may limit or delay new tenant leasing during at least the second quarter of 2022 and potentially in future periods.

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

Dispositions of Properties

We sold three office properties located in Atlanta, Georgia on May 27, 2021 for an aggregate sales price of approximately $219.5 million, at a net gain of approximately $22.8 million. We sold an office property in Dulles, Virginia on June 29, 2021 for a sales price of approximately $17.3 million, at a loss of $2.1 million. We sold an office property located in Indianapolis, Indiana on August 31, 2021 for a sales price of approximately $35 million, at a loss of approximately $1.7 million. We sold two office properties located in Chesterfield, Missouri on September 23, 2021 for an aggregate sales price of approximately $67 million, at a gain of approximately $10.3 million. On October 22, 2021, we sold an office property in Atlanta, Georgia for a sales price of approximately $223.9 million, at a gain of approximately $86.8 million. On November 16, 2021, we sold two office properties in Chantilly, Virginia for an aggregate sales price of approximately $40 million, at a loss of approximately $2.9 million. There were no properties held for sale as of March 31, 2022.

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

We continue to believe that the current price of our common stock does not accurately reflect the value of our underlying real estate assets, and we will seek to increase shareholder value (1) through the potential sale of select properties where we believe that short to intermediate term valuation potential has been reached and (2) by striving to increase occupancy in our continuing portfolio of real estate. Pursuant to this strategy, we anticipate that dispositions in 2022 will result in estimated gross proceeds in the range of approximately $250 million to $350 million. As we continue to execute this strategy, our revenue, Funds From Operations, and capital expenditures are likely to decrease in the short term. Proceeds from dispositions are intended to be used for the repayment of debt, repurchases of our common stock, any special dividends required to meet REIT requirements, and other general corporate purposes.

Critical Accounting Estimates

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Results of Operations

The following table shows financial results for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(in thousands)	2022	2021	Change
Revenues:
Rental	$41,797	$58,623	$(16,826)
Related party revenue:
Management fees and interest income from loans	460	410	50
Other	7	6	1
Total revenues	42,264	59,039	(16,775)
Expenses:
Real estate operating expenses	12,834	15,939	(3,105)
Real estate taxes and insurance	8,719	12,366	(3,647)
Depreciation and amortization	15,670	24,381	(8,711)
General and administrative	3,784	4,146	(362)
Interest	5,366	8,600	(3,234)
Total expenses	46,373	65,432	(19,059)

Loss before taxes	(4,109)	(6,393)	2,284
Tax expense	49	67	(18)

Net loss	$(4,158)	$(6,460)	$2,302

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021:

Revenues

Total revenues decreased by $16.8 million to $42.3 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $16.8 million arising primarily from the sale of ten properties in the last twelve months and other losses of rental income from leases that expired after March 31, 2021 and during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. These decreases were partially offset by rental income earned from leases commencing after March 31, 2021. Our leased space in our operating properties was 77.3% at March 31, 2022 and 81.9% at March 31, 2021.

Expenses

Total expenses decreased by $19.1 million to $46.4 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The decrease was primarily a result of:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $6.8 million primarily attributable to the property dispositions noted above.
●	A decrease in depreciation and amortization of approximately $8.7 million primarily attributable to the property dispositions noted above.
●	A decrease in general and administrative expenses of $0.4 million, which was primarily from lower professional fees and public company expenses.
●	A decrease in interest expense of approximately $3.2 million. The decrease was primarily from lower interest expense as a result of a lower principal amount of debt outstanding, which was partially offset by higher interest rates during the three months ended March 31, 2022 compared to the same period in 2021.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which decreased $18,000 during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Net loss

Net loss for the three months ended March 31, 2022 was $4.2 million compared to a net loss of $6.5 million for the three months ended March 31, 2021, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	March 31,
(in thousands):	2022	2021
Net loss	$(4,158)	$(6,460)
Depreciation and amortization	15,661	24,349
NAREIT FFO	11,503	17,889
Lease Acquisition costs	79	116
Funds From Operations	$11,582	$18,005

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

Net Operating Income (NOI)*

	Rentable
	Square
	Feet	Three Months Ended	Three Months Ended	Inc	%
(in thousands)	or RSF	31-Mar-22	31-Mar-21	(Dec)	Change
Region
East	363	$497	$505	$(8)	(1.6)%
MidWest	1,130	3,897	3,217	680	21.1%
South	2,796	5,817	7,095	(1,278)	(18.0)%
West	2,627	9,681	10,369	(688)	(6.6)%
Property NOI* from Operating Properties	6,916	19,892	21,186	(1,294)	(6.1)%
Dispositions and Redevelopment Properties (a)	-	(311)	8,574	(8,885)	(28.1)%
Property NOI*	6,916	$19,581	$29,760	$(10,179)	(34.2)%

Same Store		$19,892	$21,186	$(1,294)	(6.1)%

Less Nonrecurring
Items in NOI* (b)		273	32	241	(1.2)%

Comparative
Same Store		$19,619	$21,154	$(1,535)	(7.3)%

		Three Months Ended	Three Months Ended
Reconciliation to Net Income (Loss)		31-Mar-22	31-Mar-21
Net loss		$(4,158)	$(6,460)
Add (deduct):
Management fee income		(291)	(465)
Depreciation and amortization		15,670	24,381
Amortization of above/below market leases		(9)	(32)
General and administrative		3,784	4,146
Interest expense		5,366	8,600
Interest income		(451)	(394)
Equity in income of non-consolidated REITs		—	—
Non-property specific items, net		(330)	(16)

Property NOI*		$19,581	$29,760
(a)	We define redevelopment properties as properties being developed, redeveloped or where redevelopment is complete, but are in lease-up and that are not stabilized. We also include properties that have been placed in service, but that do not have operating activity for all periods presented.
(b)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the three months ended March 31, 2022 for our properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in non-consolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	March 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2022 (a)	Square Feet (b)

Forest Park	Charlotte	NC	1999/2020	64,198	50,331	78.4%	$23.52
Innsbrook	Glen Allen	VA	1999	298,183	151,805	50.9%	18.98
East total				362,381	202,136	55.8%	20.11
Northwest Point	Elk Grove Village	IL	1999	177,095	177,095	100.0%	32.47
909 Davis Street	Evanston	IL	2002	195,098	182,104	93.3%	43.02
121 South 8th Street	Minneapolis	MN	1974	298,121	266,401	89.4%	25.39
801 Marquette Ave	Minneapolis	MN	1923/2017	129,821	119,111	91.8%	21.78
Plaza Seven	Minneapolis	MN	1987	330,096	275,630	83.5%	35.02
Midwest total				1,130,231	1,020,341	90.3%	31.94
Blue Lagoon Drive	Miami	FL	2002/2021	213,182	156,795	73.6%	26.03
Park Ten	Houston	TX	1999	157,609	113,431	72.0%	28.89
Addison Circle	Addison	TX	1999	289,333	196,197	67.8%	33.19
Collins Crossing	Richardson	TX	1999	300,887	256,175	85.1%	25.19
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	26.40
Park Ten Phase II	Houston	TX	2006	156,746	148,924	95.0%	28.39
Liberty Plaza	Addison	TX	1985	217,364	145,764	67.1%	23.70
Legacy Tennyson Center	Plano	TX	1999/2008	208,966	85,342	40.8%	28.24
One Legacy Circle	Plano	TX	2008	214,110	124,013	57.9%	34.53
Westchase I & II	Houston	TX	1983/2008	629,025	335,145	53.3%	28.07
Pershing Park Plaza	Atlanta	GA	1989	160,145	19,810	12.4%	29.99
South Total				2,795,766	1,829,995	65.5%	28.01
380 Interlocken	Broomfield	CO	2000	240,359	145,322	60.5%	33.18
1999 Broadway	Denver	CO	1986	680,255	454,206	66.8%	33.21
1001 17th Street	Denver	CO	1977/2006	657,706	590,357	89.8%	35.20
600 17th Street	Denver	CO	1982	611,163	480,435	78.6%	33.93
Greenwood Plaza	Englewood	CO	2000	196,236	196,236	100.0%	28.25
390 Interlocken	Broomfield	CO	2002	241,512	239,990	99.4%	34.10
West Total				2,627,231	2,106,546	80.2%	33.57

Total Owned Properties				6,915,609	5,159,018	74.6%	$30.75
(a)	Based on weighted occupied square feet for the three months ended March 31, 2022, including month-to-month tenants, divided by the Property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the three months ended March 31, 2022, per weighted occupied square foot.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $11.0 million and $40.8 million at March 31, 2022 and December 31, 2021, respectively. The decrease of $29.8 million is attributable to $9.8 million used in operating activities, $10.0 million used in investing activities and $10.0 million used in financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations and our existing availability under the BofA Revolver ($197.5 million available as of April 28, 2022), will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties and our interest costs.

Operating Activities

Cash used in operating activities for the three months ended March 31, 2022 of $9.8 million is primarily attributable to a net loss of $4.2 million plus the add-back of $15.0 million of non-cash expenses, less a decrease in accounts payable and accrued compensation of $14.0 million, an increase in payment of deferred leasing commissions of $3.7 million, an increase in prepaid expenses of $1.3 million, an increase in lease acquisition costs of $1.1 million, an increase in tenant security deposits of $0.4 million and an increase in tenant rent receivables of $0.1 million.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2022 of $10.0 million is primarily attributable to purchases of other real estate assets and office equipment investments of $10.0 million.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2022 of $10.0 million is primarily attributable to payment of distributions paid to stockholders of $42.6 million, stock repurchases of $4.8 million and payment of deferred financing costs of $2.6 million, which was partially offset by net borrowings on the BofA Revolver (as defined below) of $40.0 million.

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

We intend to operate our properties from the cash flows generated by our properties. However, our expenses are affected by various factors, including inflation. See Part II, Item 1A, Risk Factors for additional factors. Increases in operating expenses are predominantly borne by our tenants. To the extent that increases cannot be passed on to our tenants through rent reimbursements, such expenses would reduce the amount of available cash flow, which can adversely affect the market value of the applicable property.

We have used a variety of sources to fund our cash needs in addition to our free cash flow generated from our investments in real estate. In the past, we considered borrowing on our unsecured line of credit facility, adding or refinancing existing term debt or raising capital through public offerings or At The Market (ATM) programs of our common stock. See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations. We believe these sources of funds will provide sufficient funds to adequately meet our obligations beyond the next twelve months.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at March 31, 2022) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at March 31, 2022).

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum, which matured on August 26, 2020. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of March 31, 2022, the effective interest rate on the BMO Term Loan was 4.04% per annum. On June 4, 2021, the Company paid approximately $0.6 million to terminate the portion of the interest rate swap on the tranche A term loan, which was scheduled to mature on November 30, 2021.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or the administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of March 31, 2022.

BofA Revolver

On January 10, 2022, the Company entered into a Credit Agreement (the “BofA Credit Agreement”) with Bank of America, N.A., as administrative agent, a letter of credit issuer and a lender (“BofA”), and the other lending institutions party thereto, for a new revolving line of credit for borrowings, at the Company’s election, of up to $217.5 million (the “BofA Revolver”). On February 10, 2022, the Company increased its BofA Revolver availability by $20.0 million to $237.5 million as part of the accordion feature that is available to increase borrowing capacity. Borrowings made under the BofA Revolver may be revolving loans or letters of credit, the combined sum of which may not exceed $237.5 million outstanding at any time. As of March 31, 2022, there were borrowings of $40.0 million drawn and outstanding under the BofA Revolver. Borrowings made pursuant to the BofA Revolver may be borrowed, repaid and reborrowed from time to time until the maturity date on January 12, 2024. The Company has the right to request an extension of the maturity date, subject to acceptance by the lenders and satisfaction of certain other customary conditions. The BofA Revolver includes an accordion feature that allows the Company to request an increase in borrowing capacity to an amount not exceeding $750 million in the aggregate, subject to receipt of lender commitments and satisfaction of certain customary conditions.

Borrowings under the BofA Revolver bear interest at a margin over either (i) the daily simple Secured Overnight Financing Rate (“SOFR”), plus an adjustment of 0.11448%, or (ii) one, three or six month term SOFR, plus a corresponding adjustment of 0.11448%, 0.26161% or 0.42826%, respectively. In addition, under certain circumstances, such as if SOFR is not able to be determined, the BofA Revolver will instead bear interest at a margin over a specified base rate. The margin over SOFR or, if applicable, the base rate varies depending on the Company’s leverage ratio (1.650% over SOFR and 0.650% over the base rate at March 31, 2022). The Company is also obligated to pay an annual facility fee and, if applicable, letter of credit fees in amounts that are also based on the Company’s leverage ratio. The facility fee is assessed against the aggregate amount of lender commitments regardless of usage (0.30% at March 31, 2022).

Based upon the Company’s credit rating, as of March 31, 2022, the interest rate on the BofA Revolver was 2.06% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Revolver through March 31, 2022 was approximately 2.04% per annum.

The BofA Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BofA Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio and a minimum unsecured interest coverage ratio. The BofA Credit Agreement also restricts the Company’s ability to make dividend distributions that exceed 95% of the Company’s good faith estimate of projected funds from operations for the applicable fiscal year; provided, however, that notwithstanding such restriction, the Company is permitted to make dividend distributions based on the Company’s good faith estimate of projected or estimated taxable income or otherwise as necessary to retain the Company’s status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which the Company would otherwise be subject. The Company was in compliance with the BofA Revolver financial covenants as of March 31, 2022.

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

BofA Credit Facility

On July 21, 2016, the Company entered into a First Amendment (the “BofA First Amendment”), and on October 18, 2017, the Company entered into a Second Amendment (the “BofA Second Amendment”), to the Second Amended and Restated Credit Agreement dated October 29, 2014 among the Company, the lending institutions party thereto and BofA, as administrative agent, L/C Issuer and Swing Line Lender (as amended by the BofA First Amendment and the BofA Second Amendment, the “BofA Credit Facility”) that continued an existing unsecured revolving line of credit (the “Former BofA Revolver”) and an existing term loan (the “BofA Term Loan”). Effective simultaneously with the closing of the BofA Revolver on January 10, 2022, the Company delivered a notice to BofA terminating the aggregate lender commitments under the Former BofA Revolver in their entirety. There were no amounts drawn on the Former BofA Revolver as of December 31, 2021 and January 10, 2022.

BofA Term Loan Highlights

●	The original principal amount of the BofA Term Loan was $400 million. On September 30, 2021, the Company repaid a $90 million portion and on October 25, 2021, the Company repaid a $200 million portion of the BofA Term Loan and incurred a loss on extinguishment of debt of $0.7 million related to unamortized deferred financing costs. As of March 31, 2022, $110 million remained outstanding under the BofA Term Loan.
●	The BofA Term Loan matures on January 12, 2023.
●	The BofA Credit Facility includes an accordion feature that allows for an aggregate amount of up to $500 million of additional borrowing capacity applicable to the BofA Term Loan, subject to receipt of lender commitments and satisfaction of certain customary conditions.

The BofA Term Loan bears interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.75% over LIBOR at March 31, 2022) or (ii) a margin over the base rate depending on the Company’s credit rating (0.75% over the base rate at March 31, 2022).

The interest rate on the BofA Term Loan was variable at March 31, 2022. Previously the Company had fixed the base LIBOR interest rate on the BofA Term Loan by entering into interest rate swap transactions. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BofA Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ended on September 27, 2021. Based upon the Company’s credit rating, as of March 31, 2022, the interest rate on the BofA Term Loan was 2.20% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Term Loan through March 31, 2022, was approximately 1.90% per annum.

BofA Credit Facility General Information

The BofA Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BofA Credit Facility also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BofA Credit Facility provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BofA Credit Facility). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BofA Credit Facility immediately due and payable, terminate the lenders’ commitments to make loans under the BofA Credit Facility, and enforce any and all rights of the lenders or administrative agent under the BofA Credit Facility and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BofA Credit Facility financial covenants as of March 31, 2022.

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

The Senior Notes bear interest depending on the Company’s credit rating. As of March 31, 2022, the Series A Notes bear interest at 4.49% per annum and the Series B Notes bear interest at 4.76% per annum.

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BofA Credit Facility, the BMO Credit Agreement and the JPM Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. The Company was in compliance with the Senior Notes financial covenants as of March 31, 2022.

Stock Repurchase Program

On June 23, 2021, FSP Corp. announced that the Board of Directors of FSP Corp. had authorized the repurchase of up to $50 million of the Company’s common stock from time to time in the open market, privately negotiated transactions or other manners as permitted by federal securities laws. The repurchase authorization may be suspended or discontinued at any time.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage. As of March 31, 2022, we had one loan outstanding for $24 million principal amount with one Sponsored REIT under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes. We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from refinancing, long term financings of the underlying properties, cash flows from the underlying properties or another other capital event.

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

Loans to Sponsored REIT

Sponsored REIT Loans

From time to time we may make secured loans (“Sponsored REIT Loans”) to Sponsored REITs in the form of mortgage loans or revolving lines of credit to fund construction costs, capital expenditures, leasing costs and for other purposes. We anticipate that advances made under these facilities will be repaid at their maturity date or earlier from refinancing, long term financings of the underlying properties, cash flows from the underlying properties or another capital event. A Sponsored REIT Loan is secured by a mortgage on the underlying property and has a term of approximately two to three years.

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

Additional information about our Sponsored REIT Loan outstanding as of March 31, 2022, including a summary table of our Sponsored REIT Loans, is incorporated herein by reference to Part 1, Item 1, Note 2, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the three months ended March 31, 2022 and 2021, respectively, the rental income exceeded the expenses for each individual property, with the exception of Pershing Park for the three months ended March 31, 2022.

Pershing Park has approximately 160,000 square feet of rentable space, which was 12.4% leased at June 30, 2021 due to a large tenant departure on May 31, 2021. During the three months ended September 30, 2021 and the three months ended March 31, 2022, we signed a lease and expansion of space with a new tenant for approximately 101,000 square feet that has not commenced. The property had $187,000 of rental income and $557,000 of operating expenses for the three months ended March 31, 2022, and was 78.1% leased as of March 31, 2022.

Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. As of March 31, 2022 and December 31, 2021, if market rates on our outstanding borrowings under the BofA Revolver and the BofA Term Loan subject to a floating rate increased by 10% at maturity, or approximately 21 and 22 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by approximately $0.1 million and $0.2 million annually, respectively. Based upon our credit rating, the interest rate on the BofA Revolver as of March 31, 2022 was SOFR plus an adjustment of 0.11448% plus 165 basis points, or 2.07% per annum. Based upon our credit rating, the interest rate on the BofA Term Loan as of March 31, 2022 was LIBOR plus 175 basis points, or 2.20% per annum. There was $40 million drawn on the BofA Revolver and $110 million was outstanding on the BofA Term Loan as of March 31, 2022. We do not believe that the interest rate risk on the BofA Revolver and the BofA Term Loan are material as of March 31, 2022.

Although the interest rates on the BMO Term Loan, the BofA Term Loan and the JPM Term Loan are variable, the Company fixed the base LIBOR interest rates on the BMO Term Loan and the BofA Term Loan, and the LIBOR-based rate on the remaining $100 million portion of the JPM Term Loan, by entering into interest rate swap agreements. On July 22, 2016, the Company fixed the interest rate for the period beginning on September 27, 2017 and ended on September 27, 2021 on the BofA Term Loan with multiple interest rate swap agreements (the “2017 Interest Rate Swap”). On March 7, 2019, the Company fixed the interest rate for the period beginning on March 29, 2019 and ended on November 30, 2021 for the notional value of $100 million on the JPM Term Loan with interest rate swap agreements (the “2019 JPM Interest Rate Swap”). On June 4, 2021, the Company paid approximately $1.2 million to terminate the 2019 JPM Interest Rate Swap, which was scheduled to mature on November 30, 2021. On February 20, 2019, the Company fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan with interest rate swap agreements (the “2019 BMO Interest Rate Swap”). On June 4, 2021, the Company paid approximately $0.6 million to terminate $55 million in Notional Value on the 2019 BMO Interest Rate Swap, which was scheduled to mature on November 30, 2021. Accordingly, based upon our credit rating, as of March 31, 2022, the interest rate on the BMO Term Loan was 4.04% per annum. The fair value of these interest rate swaps are affected by changes in market interest rates. We believe that we have mitigated interest rate risk with respect to the BMO Term Loan through the 2019 BMO Interest Rate Swap until January 31, 2024. This interest rate swap was our only derivative instrument as of March 31, 2022.

The table below lists our derivative instruments, which are hedging variable cash flows related to interest on our BMO Term Loan as of March 31, 2022 and December 31, 2021 (in thousands):

	Notional	Strike	Effective	Expiration	Fair Value (2) at
(in thousands)	Value	Rate	Date	Date	March 31, 2022	December 31, 2021

2019 BMO Interest Rate Swap (1)	$165,000	2.39%	Aug-20	Jan-24	$(195)	$(5,239)

(1) The Notional Value decreased to $165 million on June 4, 2021.
(2) Classified within Level 2 of the fair value hierarchy.

Our BMO Term Loan hedging transaction uses derivative instruments that involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. We require our derivatives contracts to be with counterparties that have investment grade ratings. As a result, we do not anticipate that any counterparty will fail to meet its obligations. However, there can be no assurance that we will be able to adequately protect against the foregoing risks or that we will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

The Company’s derivatives are recorded at fair value in other assets and liabilities in the consolidated balance sheets, the effective portion of the derivatives’ fair value is recorded to other comprehensive income in the consolidated statements of other comprehensive income (loss).

The following table presents, as of March 31, 2022, our contractual variable rate borrowings under our BofA Revolver, which matures on January 12, 2024, under our BofA Term Loan, which matures on January 12, 2023, under our BMO Term Loan Tranche B, which matures on January 31, 2024, under our Series A Notes, which mature on December 20, 2024, and under our Series B Notes, which mature on December 20, 2027.

	Payment due by period
	(in thousands)
	Total	2022	2023	2024	2025	2026	Thereafter
BofA Revolver	$40,000	$—	$—	$40,000	$—	$—	$—
BofA Term Loan	110,000	—	110,000		—	—	—
BMO Term Loan Tranche B	165,000	—	—	165,000	—	—	—
Series A Notes	116,000	—	—	116,000	—	—	—
Series B Notes	84,000	—	—	—	—	—	84,000
Total	$515,000	$—	$110,000	$321,000	$—	$—	$84,000

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The following table provides information about purchases by Franklin Street Properties Corp. during the quarter ended March 31, 2022 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 through January 31, 2022	0	N/A	0	$31,755,550
February 1, 2022 through February 28, 2022	457,539	$5.66	457,539	$29,164,305
March 1, 2022 through March 31, 2022	389,200	$5.78	389,200	$26,913,083
Total:	846,739	$5.72	846,739	$26,913,083

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

3.1 (1)	Articles of Incorporation, as amended

3.2 (2)	Amended and Restated By-laws.

10.1 (3)	Credit Agreement, dated January 10, 2022, among FSP Corp., Bank of America, N.A. and the other parties thereto.

10.2 (4)	Joinder and Increase Agreement, dated February 10, 2022, among FSP Corp., BankUnited N.A. and Bank of America, N.A., as administrative agent.

31.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Comprehensive Income (Loss); and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Footnotes	Description

(1)	Incorporated by reference to Exhibit 3.1 to FSP Corp.’s Quarterly Report on Form 10-Q, filed on July 30, 2019 (File No. 001-32470).
(2)	Incorporated by reference to Exhibit 3.1 to FSP Corp.’s Current Report on Form 8-K, filed on April 16, 2021 (File No. 001-32470).
(3)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on January 12, 2022 (File No. 001-32470).
(4)	Incorporated by reference to Exhibit 10.3 to FSP Corp.’s Annual Report on Form 10-K, filed on February 15, 2022 (File No. 001-32470).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: May 3, 2022	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: May 3, 2022	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)