Form 10-Q
period 2022-09-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2022-11-01
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022.

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

The number of shares of common stock outstanding as of October 27, 2022 was 103,235,914.

Franklin Street Properties Corp.
Form 10-Q

Quarterly Report
September 30, 2022

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Franklin Street Properties Corp.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share and par value amounts)	2022	2021
Assets:
Real estate assets:
Land	$131,556	$146,844
Buildings and improvements	1,397,303	1,457,209
Fixtures and equipment	10,656	11,404
	1,539,515	1,615,457
Less accumulated depreciation	420,532	424,487
Real estate assets, net	1,118,983	1,190,970
Acquired real estate leases, less accumulated amortization of $19,535 and $40,423, respectively	11,177	14,934
Cash, cash equivalents and restricted cash	8,717	40,751
Tenant rent receivables	1,309	1,954
Straight-line rent receivable	50,885	49,024
Prepaid expenses and other assets	6,961	4,031
Related party mortgage loan receivable, less allowance for credit loss of $1,857 and $0, respectively	22,143	24,000
Other assets: derivative asset	4,266	—
Office computers and furniture, net of accumulated depreciation of $1,099 and $1,198, respectively	170	198
Deferred leasing commissions, net of accumulated amortization of $20,826 and $21,099, respectively	37,459	38,311
Total assets	$1,262,070	$1,364,173

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$65,000	$—
Term loans payable, less unamortized financing costs of $308 and $714, respectively	164,692	274,286
Series A & Series B Senior Notes, less unamortized financing costs of $535 and $658, respectively	199,465	199,342
Accounts payable and accrued expenses	50,371	89,493
Accrued compensation	3,159	4,704
Tenant security deposits	5,726	6,219
Lease liability	862	1,159
Other liabilities: derivative liabilities	—	5,239
Acquired unfavorable real estate leases, less accumulated amortization of $536 and $2,285, respectively	234	528
Total liabilities	489,509	580,970

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 103,235,914 and 103,998,520 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,334,776	1,339,226
Accumulated other comprehensive income (loss)	4,266	(5,239)
Accumulated distributions in excess of accumulated earnings	(566,491)	(550,794)
Total stockholders’ equity	772,561	783,203
Total liabilities and stockholders’ equity	$1,262,070	$1,364,173

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021

Revenues:
Rental	$40,366	$50,326	$122,994	$164,671
Related party revenue:
Management fees and interest income from loans	466	419	1,393	1,246
Other	4	57	17	69
Total revenues	40,836	50,802	124,404	165,986
Expenses:
Real estate operating expenses	13,369	14,373	38,547	45,664
Real estate taxes and insurance	8,951	10,200	26,713	34,461
Depreciation and amortization	15,148	18,862	49,004	62,379
General and administrative	3,232	3,749	10,997	11,857
Interest	6,110	7,928	17,140	26,582
Total expenses	46,810	55,112	142,401	180,943

Loss on extinguishment of debt	(78)	(236)	(78)	(403)
Impairment and loan loss reserve	(717)	—	(1,857)	—
Gain on sale of properties, net	24,077	8,632	24,077	29,258
Income (loss) before taxes and equity in income of non-consolidated REITs	17,308	4,086	4,145	13,898
Tax expense	62	51	167	174
Equity in income of non-consolidated REITs	—	421	—	421

Net income	$17,246	$4,456	$3,978	$14,145

Weighted average number of shares outstanding, basic and diluted	103,236	106,905	103,372	107,196

Net income per share, basic and diluted	$0.17	$0.04	$0.04	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021

Net income	$17,246	$4,456	$3,978	$14,145

Other comprehensive income:
Unrealized gain on derivative financial instruments	2,315	1,842	9,504	9,728

Total other comprehensive income	2,315	1,842	9,504	9,728

Comprehensive income	$19,561	$6,298	$13,482	$23,873

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands, except per share amounts)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2020	107,328	$11	$1,357,131	$(17,311)	$(571,740)	$768,091
Comprehensive income (loss)	—	—	—	3,613	(6,460)	(2,847)
Distributions $0.09 per share of common stock	—	—	—	—	(9,660)	(9,660)
Balance, March 31, 2021	107,328	$11	$1,357,131	$(13,698)	$(587,860)	$755,584
Comprehensive income	—	—	—	4,273	16,149	20,422
Equity-based compensation	67	—	338			338
Distributions $0.09 per share of common stock	—	—	—	—	(9,659)	(9,659)
Balance, June 30, 2021	107,395	$11	$1,357,469	$(9,425)	$(581,370)	$766,685
Comprehensive income	—	—	—	1,842	4,456	6,298
Repurchased shares	(1,762)	—	(8,244)	—	—	(8,244)
Distributions $0.09 per share of common stock	—	—	—	—	(9,666)	(9,666)
Balance, September 30, 2021	105,633	$11	$1,349,225	$(7,583)	$(586,580)	$755,073

Balance, December 31, 2021	103,999	$10	$1,339,226	$(5,239)	$(550,794)	$783,203
Comprehensive income (loss)	—	—	—	5,044	(4,158)	886
Repurchased shares	(847)	—	(4,843)	—	—	(4,843)
Distributions $0.09 per share of common stock	—	—	—	—	(9,360)	(9,360)
Balance, March 31, 2022	103,152	$10	$1,334,383	$(195)	$(564,312)	$769,886
Comprehensive income (loss)	—	—	—	2,146	(9,110)	(6,964)
Equity-based compensation	84	—	393			393
Distributions $0.09 per share of common stock	—	—	—	—	(9,283)	(9,283)
Balance, June 30, 2022	103,236	$10	$1,334,776	$1,951	$(582,705)	$754,032
Comprehensive income	—	—	—	2,315	17,246	19,561
Distributions $0.01 per share of common stock	—	—	—	—	(1,032)	(1,032)
Balance, September 30, 2022	103,236	$10	$1,334,776	$4,266	$(566,491)	$772,561

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$3,978	$14,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	50,472	64,390
Amortization of above and below market leases	(88)	(38)
Shares issued as compensation	394	338
Loss on extinguishment of debt	78	403
Impairment and loan loss reserve	1,857	—
Gain on sale of properties, net	(24,077)	(29,258)
Equity in income of non-consolidated REITs	—	(421)
Distributions from non-consolidated REITs	—	421
Changes in operating assets and liabilities:
Tenant rent receivables	645	4,975
Straight-line rents	(4,064)	(3,103)
Lease acquisition costs	(2,659)	(1,666)
Prepaid expenses and other assets	(1,670)	(1,035)
Accounts payable and accrued expenses	(6,388)	(8,389)
Accrued compensation	(1,545)	(436)
Tenant security deposits	(493)	(2,508)
Payment of deferred leasing commissions	(7,086)	(10,857)
Net cash provided by operating activities	9,354	26,961
Cash flows from investing activities:
Property improvements, fixtures and equipment	(38,035)	(55,008)
Proceeds received from sales of properties	102,007	319,357
Net cash provided by investing activities	63,972	264,349
Cash flows from financing activities:
Distributions to stockholders	(52,956)	(28,985)
Stock repurchases	(4,843)	(8,244)
Borrowings under bank note payable	80,000	76,500
Repayments of bank note payable	(15,000)	(80,000)
Repayment of term loans payable	(110,000)	(245,000)
Deferred financing costs	(2,561)	—
Net cash used in financing activities	(105,360)	(285,729)
Net increase (decrease) in cash, cash equivalents and restricted cash	(32,034)	5,581
Cash, cash equivalents and restricted cash, beginning of year	40,751	4,150
Cash, cash equivalents and restricted cash, end of period	$8,717	$9,731

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$13,692	$22,995
Taxes	$664	$417
Non-cash investing activities:
Accrued costs for purchases of real estate assets	$7,466	$5,108

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Notes to Consolidated Financial Statements
(Unaudited)

1.  Organization, Properties, Basis of Presentation, Financial Instruments and Recent Accounting Standards

Organization

Franklin Street Properties Corp. (“FSP Corp.” or the “Company”) holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC, FSP Holdings LLC and FSP Protective TRS Corp. FSP Property Management LLC provides asset management and property management services. The Company also has a non-controlling common stock interest in one corporation organized to operate as a real estate investment trust (the “Sponsored REIT”).

As of September 30, 2022, the Company owned and operated a portfolio of real estate consisting of 22 operating properties, one managed Sponsored REIT and held one promissory note secured by a mortgage on real estate owned by the Sponsored REIT. From time-to-time, the Company may acquire real estate or make additional secured loans. The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, for geographic, property specific reasons or for other general corporate purposes.

Properties

The following table summarizes the Company’s number of operating properties, which we also refer to as our owned properties and rentable square feet of real estate.

	As of September 30,
	2022	2021
Operating Properties:
Number of properties	22	26
Rentable square feet	6,433,954	7,671,275

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other period.

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

	September 30,	September 30,
(in thousands)	2022	2021
Cash and cash equivalents	$6,367	$5,053
Restricted cash	2,350	4,678
Total cash, cash equivalents and restricted cash	$8,717	$9,731

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

We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct a proposed sale of the property or merger of the company. In addition, we consider the rights of other investors to participate in those decisions, to replace the manager and to amend the corporate charter. We determine whether we are the primary beneficiary of a VIE at the time we become involved with a variable interest entity and reconsider that conclusion upon a reconsideration event. As of September 30, 2022, our relationship with FSP Monument Circle LLC was considered a VIE for which we are not the primary beneficiary. Our maximum exposure to losses associated with this VIE is limited to the outstanding Sponsored REIT Loan (as defined in Note 2) net of the allowance for credit loss, the related accrued interest receivable and an exit fee receivable, which were in aggregate approximately $24.0 million and $24.5 million at September 30, 2022 and December 31, 2021, respectively. The accrued interest and exit fee receivables are included in prepaid expenses and other assets in the consolidated balance sheet and are approximately $1.8 million and $0.5 million at September 30, 2022 and December 31, 2021, respectively. The relationships and investments related to the entity in which we have a variable interest are summarized in Note 2.

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

2.  Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At September 30, 2022 and December 31, 2021, the Company held a non-controlling common stock interest in one and two Sponsored REITs, respectively, in which the Company no longer shares in economic benefit or risk.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancellable with 30 days notice. Asset management fee income from non-consolidated entities amounted to approximately $26,000 and $50,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

The Company anticipates the sole Sponsored REIT Loan outstanding will be repaid through operation or sale of the property. The outstanding Sponsored REIT Loan is secured by a mortgage on the underlying property and the balances within the borrower’s cash accounts. The Sponsored REIT Loan matures on June 30, 2023.

The following is a summary of the sole Sponsored REIT Loan outstanding as of September 30, 2022:

			Maximum	Amount	Interest
(dollars in thousands, except footnotes)		Maturity	Amount	Outstanding	Rate at
Sponsored REIT	Location	Date	of Loan	30-Sep-22	30-Sep-22

Mortgage loan secured by property
FSP Monument Circle LLC (1)	Indianapolis, IN	30-Jun-23	$24,000	$24,000	7.51%

			$24,000	$24,000

(1)	The interest rate is a fixed rate and this mortgage loan includes an origination fee of $164,000 and an exit fee of $38,000 when repaid by the borrower.

The Company recognized interest income and fees from the Sponsored REIT Loan of approximately $1,367,000 and $1,196,000 for the nine months ended September 30, 2022 and 2021, respectively.

On October 29, 2021, the Company agreed to amend and restate its existing Sponsored REIT Loan to FSP Monument Circle LLC to extend the maturity date from December 6, 2022 to June 30, 2023 and to advance an additional $3.0 million tranche of indebtedness to FSP Monument Circle LLC with the same June 30, 2023 maturity date, effectively increasing the aggregate principal amount of the Sponsored REIT Loan from $21 million to $24 million. In addition, the Company agreed to defer all principal and interest payments due under the Sponsored REIT Loan until the maturity date on June 30, 2023. As part of its consideration for agreeing to amend and restate the Sponsored REIT Loan, the Company obtained from the stockholders of the parent of FSP Monument Circle LLC the right to vote their shares in favor of any sale of the property owned by FSP Monument Circle LLC any time on or after January 1, 2023. There were no commitments to lend additional funds to the Sponsored REIT and the loan is collateralized by the mortgage held on the Sponsored REIT’s property and by cash accounts, as of September 30, 2022.

As of December 31, 2021, we did not have an allowance for credit losses recorded on our consolidated balance sheets. We recorded a $1.9 million increase in our provision for credit losses during the nine months ended September 30, 2022. The change in the allowance for credit losses during the nine months ended September 30, 2022 is primarily due to the deterioration within the current real estate market, changes to key assumptions applied within our financial model to reflect these market changes, such as the exit cap and the discount rate, and due to an increase in the accrued interest receivable balance. The following table presents a roll-forward of our allowance for credit losses.

	For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021

Beginning allowance for credit losses	$—	$—
Additional increases to the allowance for credit losses	1,857	—
Ending allowance for credit losses	$1,857	$—

The following is quantitative information about significant unobservable inputs in our Level 3 measurement of the Sponsored REIT Loan measured at fair value on a nonrecurring basis:

	Fair Value (1) at		Significant	Range		Weighted
Description	September 30, 2022	Valuation Technique	Unobservable Input	Min	Max	Average (2)
	(in thousands)

Sponsored REIT Loan	$22,143	Discounted Cash Flows	Exit Cap Rate	7.50%	7.50%	7.50%
			Discount Rate	8.75%	8.75%	8.75%

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at September 30, 2022) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at September 30, 2022).

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with BMO that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum, which matured on August 26, 2020. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of September 30, 2022, the effective interest rate on the BMO Term Loan was 4.04% per annum. On June 4, 2021, the Company paid approximately $0.6 million to terminate the portion of the interest rate swap on the tranche A term loan, which was scheduled to mature on November 30, 2021.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or the administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of September 30, 2022.

BofA Revolver

On January 10, 2022, the Company entered into a Credit Agreement (the “BofA Credit Agreement”) with Bank of America, N.A., as administrative agent, a letter of credit issuer and a lender (“BofA”), and the other lending institutions party thereto, for a new revolving line of credit for borrowings, at the Company’s election, of up to $217.5 million (the “BofA Revolver”). On February 10, 2022, the Company increased its BofA Revolver availability by $20.0 million to $237.5 million as part of the accordion feature that is available to increase borrowing capacity. Borrowings made under the BofA Revolver may be revolving loans or letters of credit, the combined sum of which may not exceed $237.5 million outstanding at any time. As of September 30, 2022, there were borrowings of $65.0 million drawn and outstanding under the BofA Revolver. Borrowings made pursuant to the BofA Revolver may be borrowed, repaid and reborrowed from time to time until the maturity date on January 12, 2024. The Company has the right to request an extension of the maturity date, subject to acceptance by the lenders and satisfaction of certain other customary conditions. The BofA Revolver includes an accordion feature that allows the Company to request an increase in borrowing capacity to an amount not exceeding $750 million in the aggregate, subject to receipt of lender commitments and satisfaction of certain customary conditions.

Borrowings under the BofA Revolver bear interest at a margin over either (i) the daily simple Secured Overnight Financing Rate (“SOFR”), plus an adjustment of 0.11448%, or (ii) one, three or six month term SOFR, plus a corresponding adjustment of 0.11448%, 0.26161% or 0.42826%, respectively. In addition, under certain circumstances, such as if SOFR is not able to be determined, the BofA Revolver will instead bear interest at a margin over a specified base rate. The margin over SOFR or, if applicable, the base rate varies depending on the Company’s leverage ratio (1.95% over SOFR and 0.95% over the base rate at September 30, 2022). The Company is also obligated to pay an annual facility fee and, if applicable, letter of credit fees in amounts that are also based on the Company’s leverage ratio. The facility fee is assessed against the aggregate amount of lender commitments regardless of usage (0.35% at September 30, 2022).

Based upon the Company’s credit rating, as of September 30, 2022, the interest rate on the BofA Revolver was 5.11% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Revolver through September 30, 2022 was approximately 1.84% per annum.

The BofA Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BofA Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio and a minimum unsecured interest coverage ratio. The BofA Credit Agreement also restricts the Company’s ability to make dividend distributions that exceed 95% of the Company’s good faith estimate of projected funds from operations for the applicable fiscal year; provided, however, that notwithstanding such restriction, the Company is permitted to make dividend distributions based on the Company’s good faith estimate of projected or estimated taxable income or otherwise as necessary to retain the Company’s status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which the Company would otherwise be subject. The Company was in compliance with the BofA Revolver financial covenants as of September 30, 2022.

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

BofA Term Loan Highlights

●	The original principal amount of the BofA Term Loan was $400 million. On September 30, 2021, the Company repaid a $90 million portion and on October 25, 2021, the Company repaid a $200 million portion of the BofA Term Loan and incurred a loss on extinguishment of debt of $0.7 million related to unamortized deferred financing costs. On September 6, 2022, the Company prepaid the remaining $110 million balance of the BofA Term Loan in full and incurred a loss on extinguishment of debt of $0.1 million related to unamortized deferred financing costs. As of September 30, 2022, there was no balance outstanding under the BofA Term Loan.
●	If the Company had not prepaid the BofA Term Loan on September 6, 2022, the BofA Term Loan would have matured by its own terms on January 12, 2023.

The BofA Term Loan bore interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.75% over LIBOR at the date of repayment on September 6, 2022) or (ii) a margin over the base rate depending on the Company’s credit rating (0.75% over the base rate at the date of repayment on September 6, 2022).

The interest rate on the BofA Term Loan was variable through the date of prepayment on September 6, 2022. Previously the Company had fixed the base LIBOR interest rate on the BofA Term Loan by entering into interest rate swap transactions. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BofA Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ended on September 27, 2021. The weighted average variable interest rate on all amounts outstanding under the BofA Term Loan through the date of repayment on September 6, 2022, was approximately 2.65% per annum.

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

The Senior Notes bear interest depending on the Company’s credit rating. As of September 30, 2022, the Series A Notes bear interest at 4.49% per annum and the Series B Notes bear interest at 4.76% per annum.

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BofA Credit Facility, the BMO Credit Agreement and the JPM Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. The Company was in compliance with the Senior Notes financial covenants as of September 30, 2022.

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

The following table summarizes the notional and fair value of the Company’s derivative financial instrument at September 30, 2022 and December 31, 2021. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair Value (2) at
(in thousands)	Value	Rate	Date	Date	September 30, 2022	December 31, 2021
2019 BMO Interest Rate Swap (1)	$165,000	2.39%	Aug-20	Jan-24	$4,266	$(5,239)
(1) The Notional Value decreased to $165 million on June 4, 2021.
(2) Classified within Level 2 of the fair value hierarchy.

The 2019 BMO Interest Rate Swap was reported as an asset with a fair value of approximately $4.3 million and a liability of approximately $5.2 million at September 30, 2022 and December 31, 2021, respectively. The balance is included in other assets: derivative asset and other liabilities: derivative liabilities in the consolidated balance sheet at September 30, 2022 and December 31, 2021, respectively.

The gain/(loss) on the Company’s Interest Rate Swaps that was recorded in other comprehensive income (loss) (OCI) and the accompanying consolidated statements of operations as a component of interest expense for the nine months ended September 30, 2022 and 2021, respectively, was as follows:

(in thousands)	Nine Months Ended September 30,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2022	2021

Amounts of gain recognized in OCI	$7,835	$2,410
Amounts of previously recorded loss reclassified from OCI into Interest Expense	$(1,669)	$(7,318)

Total amount of Interest Expense presented in the consolidated statements of operations	$17,140	$26,582

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $3.2 million of the current balance held in accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months.

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

5.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at each of September 30, 2022 and 2021.

6.  Stockholders’ Equity

As of September 30, 2022, the Company had 103,235,914 shares of common stock outstanding. The Company declared and paid dividends as follows (in thousands, except per share amounts):

	Dividends Per	Total
Quarter Paid	Share	Dividends

Special dividend declared in December 2021 and paid January 2022	$0.32	$33,280
First quarter of 2022	$0.09	$9,360
Second quarter of 2022	$0.09	$9,284
Third quarter of 2022	$0.01	$1,032

First quarter of 2021	$0.09	$9,660
Second quarter of 2021	$0.09	$9,659
Third quarter of 2021	$0.09	$9,666

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

On May 20, 2021 and May 17, 2022, the Company granted shares under the Plan to non-employee directors with the compensation cost related to such grants indicated in the table below, which was recognized during the year ended December 31, 2021 and the nine months ended September 30, 2022, respectively, and is included in general and administrative expenses for such periods. Such shares were fully vested on the date of issuance.

	Shares Available	Compensation
	for Grant	Cost

Balance December 31, 2020	1,847,384	$675,000
Shares granted 2021	(66,564)	337,500
Balance December 31, 2021	1,780,820	1,012,500
Shares granted 2022	(84,133)	393,750
Balance September 30, 2022	1,696,687	$1,406,250

Repurchase of Common Stock

On June 23, 2021, the Board of Directors of the Company authorized the repurchase of up to $50 million of the Company’s common stock from time to time in the open market, privately negotiated transactions or other manners as permitted by federal securities laws. The repurchase authorization may be suspended or discontinued at any time. The Company subsequently repurchased 3,396,243 shares of common stock during the third and fourth quarters of 2021 at an aggregate cost of approximately $18.2 million at an average cost of approximately $5.37 per share, inclusive of brokerage commissions. The Company subsequently repurchased 846,739 shares of common stock during the first quarter of 2022 at an aggregate cost of approximately $4.8 million at an average cost of approximately $5.72 per share, inclusive of brokerage commissions. The Company did not repurchase any shares of common stock during the second and third quarters of 2022. The excess of the purchase price over the par value of the shares repurchased is applied to reduce additional paid-in capital.

A summary of the repurchase of common stock by the Company is shown in the following table:

(Cost in thousands)	Shares Repurchased	Cost
Balance December 31, 2020	1,017,498	$18,775
Repurchase of shares	3,396,243	18,244
Balance, December 31, 2021	4,413,741	37,019
Repurchase of shares	846,739	4,843
Balance, September 30, 2022	5,260,480	$41,862

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

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use NOLs to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs generated prior to December 31, 2018 will expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured. The gross amount of NOLs available to the Company was $1.7 million and $1.1 million as of September 30, 2022 and December 31, 2021, respectively.

Income Tax Expense

The Company is subject to a business tax known as the Revised Texas Franchise Tax. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax. The Company recorded a provision for the Revised Texas Franchise Tax of $167,000 and $174,000 for the nine months ended September 30, 2022 and 2021, respectively.

The income tax expense reflected in the consolidated statements of operations relates primarily to a franchise tax on the Company’s Texas properties.

	For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021

Revised Texas Franchise Tax	$167	$174
Other Taxes	—	—
Tax expense	$167	$174

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

For the nine months ended September 30, 2022 and 2021, the Company recognized the following amounts of income relating to lease payments:

Income relating to lease payments:
	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Income from leases (1)	$118,843	$161,443
	$118,843	$161,443
(1) Amounts recognized from variable lease payments were $37,050 and $42,298 for the nine months ended September 30, 2022 and 2021, respectively.

9. Disposition of Properties

In furtherance of the Company’s strategy adopted in 2021 to dispose of certain properties where it believed its valuation objective has been met, the Company sold two office properties located in Broomfield, Colorado on August 31, 2022 for an aggregate sales price of $102.5 million, at a net gain of approximately $24.1 million. In 2021, the Company sold three office properties located in Atlanta, Georgia on May 27, 2021 for an aggregate sales price of approximately $219.5 million, at a net gain of approximately $22.7 million. The Company sold an office property in Dulles, Virginia on June 29, 2021 at a loss of $2.1 million. The Company sold an office property located in Indianapolis, Indiana on August 31, 2021 with a sales price of approximately $35 million, at a loss of approximately $1.7 million. The Company sold two office properties located in Chesterfield, Missouri on September 23, 2021 with an aggregate sales price of approximately $67 million, at a gain of approximately $10.3 million. The Company used the proceeds of the dispositions principally to repay outstanding indebtedness.

The Company reports the results of operations of its properties in its consolidated statements of operations, which includes rental income, rental operating expenses, real estate taxes and insurance and depreciation and amortization.

The operating results for the properties that the Company disposed of during the three and nine months ended September 30, 2022 and 2021, respectively, are summarized below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Rental revenue	$2,078	$5,959	$8,581	$30,598
Rental operating expenses	(580)	(1,558)	(2,460)	(8,779)
Real estate taxes and insurance	(569)	(742)	(2,145)	(5,440)
Depreciation and amortization	(783)	(1,951)	(3,139)	(9,595)
Income from dispositions	$146	$1,708	$837	$6,784

10.  Subsequent Events

On October 7, 2022, the Board of Directors of the Company declared a cash distribution of $0.01 per share of common stock payable on November 10, 2022 to stockholders of record on October 21, 2022.

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

As of September 30, 2022, approximately 5.3 million square feet, or approximately 83% of our total owned portfolio, was located in Dallas, Denver, Houston and Minneapolis.

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

We continue to believe that the current price of our common stock does not accurately reflect the value of our underlying real estate assets and we will seek to increase shareholder value (1) through the potential sale of select properties where we believe that short to intermediate term valuation potential has been reached and (2) by striving to increase occupancy in our continuing portfolio of real estate. Pursuant to this strategy, we anticipate that dispositions in 2022 will result in estimated gross proceeds in the range of approximately $102.5 million to $200 million. However, this estimated range is subject to change for a variety of reasons, including economic conditions, office market conditions and geopolitical events. As we continue to execute this strategy, our revenue, Funds From Operations, and capital expenditures are likely to decrease in the short term. Proceeds from dispositions are intended to be used for the repayment of debt, repurchases of our common stock, payment of dividends and other general corporate purposes.

We sold two office properties located in Broomfield, Colorado on August 31, 2022, for an aggregate sales price of $102.5 million, at a gain of approximately $24.1 million. On September 6, 2022, we prepaid our $110 million term loan with Bank of America, N.A. as administrative agent and the other lending institutions party thereto ( the “BofA Term Loan”). If we had not prepaid the BofA Term Loan in full, it would have matured by its own terms on January 12, 2023.

For the year ended December 31, 2021, our disposition strategy resulted in gross sale proceeds of approximately $603 million, and we used a portion of the proceeds of such dispositions to repay approximately $508 million of debt. Specifically, on May 27, 2021, we sold One Ravinia, Two Ravinia and One Overton Park in Atlanta, Georgia for aggregate gross proceeds of approximately $219.5 million, on June 29, 2021, we sold Loudoun Technology Center in Sterling, Virginia for gross proceeds of approximately $17.25 million, on August 31, 2021, we sold River Crossing in Indianapolis, Indiana for gross proceeds of $35 million, on September 23, 2021, we sold Timberlake and Timberlake East, in Chesterfield, Missouri for aggregate gross proceeds of $67 million, on October 22, 2021, we sold 999 Peachtree in Atlanta, Georgia for gross proceeds of approximately $223.9 million and on November 16, 2021, we sold two office properties in Chantilly, Virginia for aggregate gross proceeds of approximately $40 million. During the three months ended June 30, 2021, we repaid approximately $155 million of term loan indebtedness and the approximately $47.5 million that had been drawn under our revolving line of credit. During the three months ended September 30, 2021 and December 31, 2021, we repaid $90 million and $215 million, respectively, of term loan indebtedness.

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

On June 15, 2021, the credit rating for our senior unsecured debt was downgraded by Moody’s Investor Service to Ba1 from Baa3. The interest rate applicable to borrowings under our credit facilities is based in part on the rating of our debt. We anticipate that as a result of this downgrade we will incur approximately $1.8 million in additional interest costs during the next twelve months based on our borrowings and interest rates as defined in our loan agreements as of September 30, 2022.

Trends and Uncertainties

COVID-19 Pandemic

Beginning in January 2020, there was a global outbreak of COVID-19, which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. It has disrupted global travel supply chains, adversely impacted global commercial activity, and its long-term economic impact remains uncertain. Considerable uncertainty still surrounds the COVID-19 pandemic and its potential effects on the population, including the spread of more contagious variants of the virus, as well as the availability, administration rates and effectiveness of vaccines, therapeutics and any responses taken on a national and local level by government authorities and businesses. Limits on hours of operations and/or closures of various businesses and other efforts to curb the spread of COVID-19 significantly disrupted business activity globally, including in the markets where we own properties. Many of our tenants still do not fully occupy the space that they lease. The pandemic has had an adverse impact on economic and market conditions in various sectors of the economy. However, the evolving nature of the pandemic makes it difficult to ascertain the long-term impact it will have on commercial real estate markets and our business. The COVID-19 pandemic continues to present material uncertainty and risk with respect to the performance of our properties and our financial results, such as the potential negative impact to the businesses of our tenants, the impact of work-from-home policies, the potential negative impact to leasing efforts and occupancy at our properties, the potential closure of certain of our assets for an extended period, uncertainty regarding future rent collection levels or requests for rent concessions from our tenants, the occurrence of a default under any of our debt agreements, the potential for increased borrowing costs, negative impacts on our ability to refinance existing indebtedness or to secure new sources of capital on favorable terms, fluctuations in our level of dividends, increased costs of operations, making more difficult our ability to complete required capital expenditures in a timely manner and on budget, decreases in values of our real estate assets, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. We are unable to estimate the full extent of the impact that the COVID-19 pandemic will have on our future financial results at this time. See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

We have been following and directing our vendors to follow the guidelines from the Centers for Disease Control and other applicable authorities to minimize the spread of COVID-19 among our employees, tenants, vendors and visitors, as well as at our properties. During the year ended December 31, 2021 and the nine months ended September 30, 2022, all of our properties remained open for business. Some of our tenants have requested rent concessions, and more tenants may request rent concessions or may not pay rent in the future. Future rent concession requests or nonpayment of rent could lead to increased rent delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, extended lease terms, increased tenant improvement capital expenditures, or reduced rental rates to maintain occupancies. We review each rent concession request on a case by case basis and may or may not provide rent concessions, depending on the specific circumstances involved. Cash, cash equivalents and restricted cash were $8.7 million as of September 30, 2022. Management believes that existing cash, cash anticipated to be generated internally by operations and our existing availability under the BofA Revolver ($172.5 million available as of October 28, 2022) and proceeds from dispositions of properties, will be sufficient to meet working capital requirements, term loan repayment and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to pay dividends to stockholders and the level of such dividends, however, depends in significant part upon the level of rental income from our real estate properties and the amount, timing and terms of any property dispositions.

Economic Conditions

The global economy is experiencing significant disruptions as a result of various factors, including geopolitical events such as the ongoing conflict between Russia and Ukraine, the COVID-19 pandemic and continuing supply chain difficulties. In addition, negative gross domestic product growth, increasing inflation, energy prices and interest rates and declining consumer confidence and spending are contributing to recessionary concerns for the economy of the United States. Economic conditions directly affect the demand for office space, our primary income producing asset. In addition, the broad economic market conditions in the United States are typically affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, the pace of economic growth and/or recessionary concerns, uncertainty about government fiscal, monetary, trade and tax policies, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit, and interest rates. During the nine months ended September 30, 2022, the Federal Reserve raised the federal funds rate target several times, most recently by 75 basis points in September 2022 to a range of 3.00% to 3.25%. The Federal Reserve has indicated that ongoing increases in the target range will be appropriate, which could also increase interest rates. In addition, in April 2022, the Federal Reserve confirmed its plan to reduce its balance sheet at a rapid pace beginning in May 2022 and in September 2022 indicated it would continue to reduce its holdings of Treasury Securities and agency debt and agency mortgage-backed securities. If interest rates continue to increase, then the interest costs on our unhedged variable rate debt would be adversely affected, which could in turn adversely affect our cash flow, our ability to pay principal and interest on our debt and our ability to make distributions to stockholders. As of September 30, 2022, approximately 15% of our total debt constituted unhedged variable rate debt. Increasing interest rates could also decrease the amount third parties are willing to pay for our assets and limit our ability to incur new debt or refinance existing debt when it matures. As of the date of this report, the impact of current economic conditions and geopolitical events and the ongoing effects of the COVID-19 pandemic are adversely affecting the demand for office space in the United States.

Real Estate Operations

As of September 30, 2022, our real estate portfolio was comprised of 22 operating properties, which we also refer to as our owned properties. Our 22 operating properties were approximately 75.9% leased as of September 30, 2022, a decrease from 78.4% leased as of December 31, 2021. The 2.5% decrease in leased space was primarily a result of lease maturities that occurred during the nine months ended September 30, 2022. As of September 30, 2022, we had approximately 1,549,000 square feet of vacancy in our owned properties compared to approximately 1,496,000 square feet of vacancy at December 31, 2021. During the nine months ended September 30, 2022, we leased approximately 342,000 square feet of office space, of which approximately 125,000 square feet were with existing tenants, at a weighted average term of 7.0 years. On average, tenant improvements for such leases were $35.60 per square foot, lease commissions were $12.83 per square foot and rent concessions were approximately six months of free rent. Average GAAP base rents under such leases were $33.40 per square foot, or 9.6% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2021.

As of September 30, 2022, leases for approximately 0.8% and 6.9% of the square footage in our owned portfolio are scheduled to expire during 2022 and 2023, respectively. As the fourth quarter of 2022 begins, we believe that our operating properties are stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants. While leasing activity at our properties has continued, we believe that the impact of geopolitical events and current economic conditions and the ongoing effects of the COVID-19 pandemic may limit or delay new tenant leasing during at least the fourth quarter of 2022 and potentially in future periods.

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

Dispositions of Properties

During 2022, we sold two office properties located in Broomfield, Colorado on August 31, 2022 for an aggregate sales price of $102.5 million, at a net gain of approximately $24.1 million. During 2021, we sold three office properties located in Atlanta, Georgia on May 27, 2021 for an aggregate sales price of approximately $219.5 million, at a net gain of approximately $22.8 million. We sold an office property located in Dulles, Virginia on June 29, 2021 for a sales price of approximately $17.3 million, at a net loss of $2.1 million. We sold an office property located in Indianapolis, Indiana on August 31, 2021 for a sales price of approximately $35 million, at a net loss of approximately $1.7 million. We sold two office properties located in Chesterfield, Missouri on September 23, 2021 for an aggregate sales price of approximately $67 million, at a net gain of approximately $10.3 million. We sold an office property located in Atlanta, Georgia on October 22, 2021 for a sales price of approximately $223.9 million, at a net gain of approximately $86.8 million. We sold two office properties located in Chantilly, Virginia on November 16, 2021 for an aggregate sales price of approximately $40 million, at a net loss of approximately $2.9 million. There were no properties held for sale as of September 30, 2022.

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

We continue to believe that the current price of our common stock does not accurately reflect the value of our underlying real estate assets, and we will seek to increase shareholder value (1) through the potential sale of select properties where we believe that short to intermediate term valuation potential has been reached and (2) by striving to increase occupancy in our continuing portfolio of real estate. Pursuant to this strategy, we anticipate that dispositions in 2022 will result in estimated gross proceeds in the range of approximately $102.5 million to $200 million. However, this estimated range is subject to change for a variety of reasons, including economic conditions, office market conditions and geopolitical events. As we continue to execute this strategy, our revenue, Funds From Operations, and capital expenditures are likely to decrease in the short term. Proceeds from dispositions are intended to be used for the repayment of debt, repurchases of our common stock, dividends and other general corporate purposes.

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

Results of Operations

The following table shows financial results for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
(in thousands)	2022	2021	Change
Revenues:
Rental	$40,366	$50,326	$(9,960)
Related party revenue:
Management fees and interest income from loans	466	419	47
Other	4	57	(53)
Total revenues	40,836	50,802	(9,966)
Expenses:
Real estate operating expenses	13,369	14,373	(1,004)
Real estate taxes and insurance	8,951	10,200	(1,249)
Depreciation and amortization	15,148	18,862	(3,714)
General and administrative	3,232	3,749	(517)
Interest	6,110	7,928	(1,818)
Total expenses	46,810	55,112	(8,302)

Loss on extinguishment of debt	(78)	(236)	158
Impairment and loan loss reserve	(717)	—	(717)
Gain on sale of properties, net	24,077	8,632	15,445
Income (loss) before taxes and equity in income of non-consolidated REITs	17,308	4,086	13,222
Tax expense	62	51	11
Equity in income of non-consolidated REITs	—	421	(421)
Net income (loss)	$17,246	$4,456	$12,790

Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021:

Revenues

Total revenues decreased by $10.0 million to $40.8 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $10.0 million arising primarily from the sale of five properties since September 30, 2021 and other losses of rental income from leases that expired after September 30, 2021 and during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. These decreases were partially offset by rental income earned from leases commencing after September 30, 2021. Our leased space in our operating properties was 75.9% at September 30, 2022 and 80.0% at September 30, 2021.

Expenses

Total expenses decreased by $8.3 million to $46.8 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The decrease was primarily a result of:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $2.3 million primarily attributable to the property dispositions noted above.
●	A decrease in depreciation and amortization of approximately $3.7 million primarily attributable to the property dispositions noted above.
●	A decrease in general and administrative expenses of $0.5 million, which was primarily related to lower personnel costs.
●	A decrease in interest expense of approximately $1.8 million. The decrease was primarily due to lower interest expense as a result of a lower principal amount of debt outstanding, which was partially offset by higher interest rates during the three months ended September 30, 2022 compared to the same period in 2021.

Loss on extinguishment of debt

During the three months ended September 30, 2022, we repaid debt and incurred a loss on extinguishment of debt of $0.1 million related to unamortized deferred financing costs on the date of the repayment.

Impairment and loan reserve and Gain on sale of properties, net

During the three months ended September 30, 2022, we recorded an impairment on a mortgage receivable of $0.7 million.

During the three months ended September 30, 2022, we sold two office properties located in Broomfield, Colorado on August 31, 2022 with an aggregate sales price of $102.5 million, at a gain of $24.1 million.

During the three months ended September 30, 2021, we sold an office property located in Indianapolis, Indiana on August 31, 2021, for a sales price of approximately $35 million at a loss of approximately $1.7 million. We sold two office properties located in Chesterfield, Missouri on September 23, 2021 with an aggregate sales price of approximately $67 million, at a gain of approximately $10.3 million.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which was $62,000 during the three months ended September 30, 2022 compared to $51,000 during the three months ended September 30, 2021.

Net income

Net income for the three months ended September 30, 2022 was $17.2 million compared to a net income of $4.5 million for the three months ended September 30, 2021, for the reasons described above.

The following table shows financial results for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
(in thousands)	2022	2021	Change
Revenues:
Rental	$122,994	$164,671	$(41,677)
Related party revenue:
Management fees and interest income from loans	1,393	1,246	147
Other	17	69	(52)
Total revenues	124,404	165,986	(41,582)
Expenses:
Real estate operating expenses	38,547	45,664	(7,117)
Real estate taxes and insurance	26,713	34,461	(7,748)
Depreciation and amortization	49,004	62,379	(13,375)
General and administrative	10,997	11,857	(860)
Interest	17,140	26,582	(9,442)
Total expenses	142,401	180,943	(38,542)

Loss on extinguishment of debt	(78)	(403)	325
Impairment and loan loss reserve	(1,857)	—	(1,857)
Gain on sale of properties, net	24,077	29,258	(5,181)
Income (loss) before taxes and equity in income of non-consolidated REITs	4,145	13,898	(9,753)
Tax expense	167	174	(7)
Equity in income of non-consolidated REITs	—	421	(421)
Net income (loss)	$3,978	$14,145	$(10,167)

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021:

Revenues

Total revenues decreased by $41.6 million to $124.4 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $41.7 million arising primarily due to the sale of twelve properties during 2021 and 2022 and other loss of rental income from leases that expired after September 30, 2021 and during the nine months ended September 30, 2022 compared the same period in 2021. These decreases were partially offset by rental income earned from leases commencing after September 30, 2021. Our leased space in our operating properties was 75.9% at September 30, 2022 and 80.0% at September 30, 2021.

Expenses

Total expenses decreased by $38.5 million to $142.4 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The decrease was primarily a result of:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $14.9 million primarily attributable to the property dispositions noted above.
●	A decrease in depreciation and amortization of approximately $13.4 million primarily attributable to the property dispositions noted above.
●	A decrease general and administrative expenses of approximately $0.9 million, which was primarily due to lower personnel costs and professional fees and expenses.
●	A decrease in interest expense of approximately $9.4 million. The decrease was primarily from lower interest expense as a result of a lower principal amount of debt outstanding, which was partially offset by higher interest rates during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. In addition, the decrease was higher from interest swap breakage costs of $1.9 million related to the repayment of $155 million in term loan debt on June 4, 2021.

Loss on extinguishment of debt

During the nine months ended September 30, 2022 and 2021, we repaid debt and incurred a loss on extinguishment of debt of $0.1 million and $0.4 million related to unamortized deferred financing costs on the dates of the repayments.

Impairment and loan reserve and Gain on sale of properties, net

During the nine months ended September 30, 2022, we recorded an impairment on a mortgage receivable of $1.9 million.

During the nine months ended September 30, 2022, we sold two office properties located in Broomfield, Colorado on August 31, 2022 for an aggregate sales price of $102.5 million, at a gain of $24.1 million.

During the nine months ended September 30, 2021, we sold three office properties located in Atlanta, Georgia on May 27, 2021 for an aggregate sales price of approximately $219.5 million, at a net gain of approximately $22.8 million. We sold an office property located in Dulles, Virginia on June 29, 2021 at a loss of $2.1 million. We sold an office property located in Indianapolis, Indiana on August 31, 2021, for a sales price of approximately $35 million at a loss of approximately $1.7 million. We sold two office properties located in Chesterfield, Missouri on September 23, 2021 for an aggregate sales price of approximately $67 million, at a gain of approximately $10.3 million.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which was $167,000 during the nine months ended September 30, 2022 compared to $174,000 during the nine months ended September 30, 2021.

Net income (loss)

Net loss for the nine months ended September 30, 2022 was $4.0 million compared to net income $14.1 million for the nine months ended September 30, 2021, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands):	2022	2021	2022	2021
Net income	$17,246	$4,456	$3,978	$14,145
Impairment and loan loss reserve	717	—	1,857	—
Gain on sale of properties	(24,077)	(8,632)	(24,077)	(29,258)
Equity in income of non-consolidated REITs	—	(421)	—	(421)
FFO from non-consolidated REITs	—	421	—	421
Depreciation and amortization	15,114	18,861	48,916	62,340
NAREIT FFO	9,000	14,685	30,674	47,227
Lease Acquisition costs	41	112	206	297

Funds From Operations	$9,041	$14,797	$30,880	$47,524

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

Net Operating Income (NOI)*

	Rentable
	Square				Nine Months Ended				Nine Months
	Feet	Three Months Ended			Ended	Three Months Ended			Ended	Inc	%
(in thousands)	or RSF	31-Mar-22	30-Jun-22	30-Sep-22	30-Sep-22	31-Mar-21	30-Jun-21	30-Sep-21	30-Sep-21	(Dec)	Change
Region
East	362	$497	$475	$391	$1,363	$504	$523	$612	$1,639	$(276)	(16.8)%
MidWest	1,130	3,897	4,850	3,905	12,652	3,217	3,243	3,158	9,618	3,034	31.5%
South	2,796	5,817	5,611	5,902	17,330	7,095	7,070	6,162	20,327	(2,997)	(14.7)%
West	2,146	8,070	6,609	6,401	21,080	8,721	8,392	8,643	25,756	(4,676)	(18.2)%
Property NOI* from Operating Properties	6,434	18,281	17,545	16,599	52,425	19,537	19,228	18,575	57,340	(4,915)	(8.6)%
Dispositions and Redevelopment Properties (a)	-	1,300	1,574	1,068	3,942	10,223	8,772	6,788	25,783	(21,841)	(23.6)%
Property NOI*	6,434	$19,581	$19,119	$17,667	$56,367	$29,760	$28,000	$25,363	$83,123	$(26,756)	(32.2)%

Same Store		$18,281	$17,545	$16,599	$52,425	$19,537	$19,228	$18,575	$57,340	$(4,915)	(8.6)%

Less Nonrecurring
Items in NOI* (b)		273	1,258	494	2,025	32	34	281	347	1,678	(3.0)%

Comparative
Same Store		$18,008	$16,287	$16,105	$50,400	$19,505	$19,194	$18,294	$56,993	$(6,593)	(11.6)%

					Nine Months Ended				Nine Months
		Three Months Ended			Ended	Three Months Ended			Ended
Reconciliation to Net Income (Loss)		31-Mar-22	30-Jun-22	30-Sep-22	30-Sep-22	31-Mar-21	30-Jun-21	30-Sep-21	30-Sep-21
Net income (loss)		$(4,158)	$(9,110)	$17,246	$3,978	$(6,460)	$16,149	$4,456	$14,145
Add (deduct):
Loss on extinguishment of debt		—		78	78	—	167	236	403
Impairment and loan loss reserve		—	1,140	717	1,857	—	—	—	—
Gain on sale of properties, net		—	—	(24,077)	(24,077)	—	(20,626)	(8,632)	(29,258)
Management fee income		(291)	(267)	(274)	(832)	(465)	(403)	(380)	(1,248)
Depreciation and amortization		15,670	18,185	15,148	49,003	24,381	19,136	18,862	62,379
Amortization of above/below market leases		(9)	(45)	(34)	(88)	(32)	(6)	—	(38)
General and administrative		3,784	3,981	3,233	10,998	4,146	3,962	3,749	11,857
Interest expense		5,366	5,664	6,109	17,139	8,600	10,054	7,928	26,582
Interest income		(451)	(455)	(461)	(1,367)	(394)	(399)	(404)	(1,197)
Equity in income of non-consolidated REITs		—			—	—		(421)	(421)
Non-property specific items, net		(330)	26	(18)	(322)	(16)	(34)	(31)	(81)

Property NOI*		$19,581	$19,119	$17,667	$56,367	$29,760	$28,000	$25,363	$83,123
(a)	We define redevelopment properties as properties being developed, redeveloped or where redevelopment is complete, but are in lease-up and that are not stabilized. We also include properties that have been placed in service, but that do not have operating activity for all periods presented.
(b)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the nine months ended September 30, 2022 for our properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in non-consolidated REITs or those to which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	September 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2022 (a)	Square Feet (b)

Forest Park	Charlotte	NC	1999/2020	64,198	50,331	78.4%	$23.38
Innsbrook	Glen Allen	VA	1999	298,183	145,543	48.8%	18.94
East total				362,381	195,874	54.1%	20.08
Northwest Point	Elk Grove Village	IL	1999	177,095	177,095	100.0%	31.64
909 Davis Street	Evanston	IL	2002	195,098	179,939	92.2%	41.91
121 South 8th Street	Minneapolis	MN	1974	298,121	267,027	89.6%	24.85
801 Marquette Ave	Minneapolis	MN	1923/2017	129,691	115,736	89.2%	22.38
Plaza Seven	Minneapolis	MN	1987	330,096	270,085	81.8%	33.56
Midwest total				1,130,101	1,009,882	89.4%	31.13
Blue Lagoon Drive	Miami	FL	2002/2021	213,182	156,795	73.6%	28.68
Park Ten	Houston	TX	1999	157,609	113,431	72.0%	29.02
Addison Circle	Addison	TX	1999	289,333	202,822	70.1%	33.73
Collins Crossing	Richardson	TX	1999	300,887	259,034	86.1%	26.58
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	26.89
Park Ten Phase II	Houston	TX	2006	156,746	148,924	95.0%	28.61
Liberty Plaza	Addison	TX	1985	217,600	152,908	70.3%	23.79
Legacy Tennyson Center	Plano	TX	1999/2008	208,966	85,175	40.8%	30.81
One Legacy Circle	Plano	TX	2008	214,110	125,383	58.6%	36.94
Westchase I & II	Houston	TX	1983/2008	629,025	347,914	55.3%	27.26
Pershing Park Plaza	Atlanta	GA	1989	160,145	31,052	19.4%	24.92
South Total				2,796,002	1,871,837	66.9%	28.64
1999 Broadway	Denver	CO	1986	680,255	452,301	66.5%	33.64
1001 17th Street	Denver	CO	1977/2006	657,816	516,846	78.6%	34.62
600 17th Street	Denver	CO	1982	611,163	473,346	77.5%	34.01
Greenwood Plaza	Englewood	CO	2000	196,236	159,442	81.3%	26.95
West Total				2,145,470	1,601,935	74.7%	33.40

Total Owned Properties				6,433,954	4,679,528	72.7%	$30.45
(a)	Based on weighted occupied square feet for the nine months ended September 30, 2022, including month-to-month tenants, divided by the Property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the nine months ended September 30, 2022, per weighted occupied square foot.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $8.7 million and $40.7 million at September 30, 2022 and December 31, 2021, respectively. The decrease of $32.0 million is attributable to $9.3 million provided by operating activities, $64.0 million provided by investing activities and $105.3 million used in financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations and our existing availability under the BofA Revolver ($162.5 million available as of October 28, 2022) and proceeds from dispositions of properties, will be sufficient to meet working capital requirements, term loan repayment and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to pay dividends to stockholders and the level of such dividends, however, depends in significant part upon the level of rental income from our real properties and our interest costs.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2022 of $9.3 million is primarily attributable to a net income of $4.0 million less the gain on sale of properties of $24.1 million, plus the impairment loss on a mortgage receivable of $1.9 million, and the add-back of $46.8 million of non-cash expenses, plus a decrease in tenant rent receivables of $0.6 million, less a decrease in accounts payable and accrued compensation of $7.9 million, an increase in payment of deferred leasing commissions of $7.1 million, an increase in lease acquisition costs of $2.7 million, an increase in prepaid expenses of $1.7 million and an increase in tenant security deposits of $0.5 million.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2022 of $64.0 million is primarily attributable to proceeds from asset sales of $102.0 million, which was partially offset by purchases of other real estate assets and office equipment investments of $38.0 million.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2022 of $105.3 million is primarily attributable to repayment of the BofA Term Loan of $110 million, payment of distributions to stockholders of $52.9 million, stock repurchases of $4.8 million and payment of deferred financing costs of $2.6 million, which was partially offset by net borrowings on the BofA Revolver (as defined below) of $65.0 million.

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

The BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at September 30, 2022) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at September 30, 2022).

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with BMO that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum, which matured on August 26, 2020. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of September 30, 2022, the effective interest rate on the BMO Term Loan was 4.04% per annum. On June 4, 2021, the Company paid approximately $0.6 million to terminate the portion of the interest rate swap on the tranche A term loan, which was scheduled to mature on November 30, 2021.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or the administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of September 30, 2022.

BofA Revolver

On January 10, 2022, the Company entered into a Credit Agreement (the “BofA Credit Agreement”) with Bank of America, N.A., as administrative agent, a letter of credit issuer and a lender (“BofA”), and the other lending institutions party thereto, for a new revolving line of credit for borrowings, at the Company’s election, of up to $217.5 million (the “BofA Revolver”). On February 10, 2022, the Company increased its BofA Revolver availability by $20.0 million to $237.5 million as part of the accordion feature that is available to increase borrowing capacity. Borrowings made under the BofA Revolver may be revolving loans or letters of credit, the combined sum of which may not exceed $237.5 million outstanding at any time. As of September 30, 2022, there were borrowings of $65.0 million drawn and outstanding under the BofA Revolver. Borrowings made pursuant to the BofA Revolver may be borrowed, repaid and reborrowed from time to time until the maturity date on January 12, 2024. The Company has the right to request an extension of the maturity date, subject to acceptance by the lenders and satisfaction of certain other customary conditions. The BofA Revolver includes an accordion feature that allows the Company to request an increase in borrowing capacity to an amount not exceeding $750 million in the aggregate, subject to receipt of lender commitments and satisfaction of certain customary conditions.

Borrowings under the BofA Revolver bear interest at a margin over either (i) the daily simple Secured Overnight Financing Rate (“SOFR”), plus an adjustment of 0.11448%, or (ii) one, three or six month term SOFR, plus a corresponding adjustment of 0.11448%, 0.26161% or 0.42826%, respectively. In addition, under certain circumstances, such as if SOFR is not able to be determined, the BofA Revolver will instead bear interest at a margin over a specified base rate. The margin over SOFR or, if applicable, the base rate varies depending on the Company’s leverage ratio (1.95% over SOFR and 0.95% over the base rate at September 30, 2022). The Company is also obligated to pay an annual facility fee and, if applicable, letter of credit fees in amounts that are also based on the Company’s leverage ratio. The facility fee is assessed against the aggregate amount of lender commitments regardless of usage (0.35% at September 30, 2022).

Based upon the Company’s credit rating, as of September 30, 2022, the interest rate on the BofA Revolver was 5.11% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Revolver through September 30, 2022 was approximately 1.84% per annum.

The BofA Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BofA Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio and a minimum unsecured interest coverage ratio. The BofA Credit Agreement also restricts the Company’s ability to make dividend distributions that exceed 95% of the Company’s good faith estimate of projected funds from operations for the applicable fiscal year; provided, however, that notwithstanding such restriction, the Company is permitted to make dividend distributions based on the Company’s good faith estimate of projected or estimated taxable income or otherwise as necessary to retain the Company’s status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which the Company would otherwise be subject. The Company was in compliance with the BofA Revolver financial covenants as of September 30, 2022.

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

BofA Term Loan Highlights

●	The original principal amount of the BofA Term Loan was $400 million. On September 30, 2021, the Company repaid a $90 million portion and on October 25, 2021, the Company repaid a $200 million portion of the BofA Term Loan and incurred a loss on extinguishment of debt of $0.7 million related to unamortized deferred financing costs. On September 6, 2022, the Company prepaid the remaining $110 million balance of the BofA Term Loan in full and incurred a loss on extinguishment of debt of $0.1 million related to unamortized deferred financing costs. As of September 30, 2022, there was no balance outstanding under the BofA Term Loan.
●	If the Company had not prepaid the BofA Term Loan on September 6, 2022, the BofA Term Loan would have matured by its own terms on January 12, 2023.

The BofA Term Loan bore interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.75% over LIBOR at the date of repayment on September 6, 2022) or (ii) a margin over the base rate depending on the Company’s credit rating (0.75% over the base rate at the date of repayment on September 6, 2022).

The interest rate on the BofA Term Loan was variable through the date of prepayment on September 6, 2022. Previously the Company had fixed the base LIBOR interest rate on the BofA Term Loan by entering into interest rate swap transactions. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BofA Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ended on September 27, 2021. The weighted average variable interest rate on all amounts outstanding under the BofA Term Loan through the date of repayment on September 6, 2022, was approximately 2.65% per annum.

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

The Senior Notes bear interest depending on the Company’s credit rating. As of September 30, 2022, the Series A Notes bear interest at 4.49% per annum and the Series B Notes bear interest at 4.76% per annum.

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BofA Credit Facility, the BMO Credit Agreement and the JPM Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. The Company was in compliance with the Senior Notes financial covenants as of September 30, 2022.

Stock Repurchase Program

On June 23, 2021, FSP Corp. announced that the Board of Directors of FSP Corp. had authorized the repurchase of up to $50 million of the Company’s common stock from time to time in the open market, privately negotiated transactions or other manners as permitted by federal securities laws. The repurchase authorization may be suspended or discontinued at any time.

Contingencies

From time to time, we may provide financing to Sponsored REITs in the form of a construction loan and/or a revolving line of credit secured by a mortgage. As of September 30, 2022, we had one loan outstanding for $24 million principal amount with one Sponsored REIT under such arrangements for the purpose of funding construction costs, capital expenditures, leasing costs or for other purposes. We anticipate the sole Sponsored REIT Loan outstanding will be repaid through operation or sale of the property.

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

Additional information about our Sponsored REIT Loan outstanding as of September 30, 2022, including a summary table of our Sponsored REIT Loan, is incorporated herein by reference to Part 1, Item 1, Note 2, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans” in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the three and nine months ended September 30, 2022 and 2021, respectively, the rental income exceeded the expenses for each individual property, with the exception of Pershing Park for the three and nine months ended September 30, 2022.

Pershing Park has approximately 160,000 square feet of rentable space, which was 12.4% leased at June 30, 2021 due to a large tenant departure on May 31, 2021. During the three months ended September 30, 2021, we signed a lease with a new tenant. During the three months ended March 31, 2022, we signed an expansion of space with that same tenant. The new lease inclusive of the expansion space is for approximately 101,000 square feet and has not yet commenced. Pershing Park had $310,000 of rental income and $575,000 of operating expenses for the three months ended September 30, 2022. The property had $664,000 of rental income and $1,593,000 of operating expenses for the nine months ended September 30, 2022, and was 79.2% leased as of September 30, 2022.

Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. As of September 30, 2022 and December 31, 2021, if market rates on our outstanding borrowings under the BofA Revolver subject to a floating rate increased by 10% at maturity, or approximately 50 basis points, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by approximately $0.3 million. Based upon our credit rating, the interest rate on the BofA Revolver as of September 30, 2022 was SOFR plus an adjustment of 0.11448% plus 195 basis points, or 5.11% per annum.

There was $65.0 million drawn on the BofA Revolver as of September 30, 2022. We do not believe that the interest rate risk on the BofA Revolver is material as of September 30, 2022.

Although the interest rate on the BMO Term Loan are variable, the Company fixed the base LIBOR interest rate on the BMO Term Loan, by entering into interest rate swap agreements. On February 20, 2019, the Company fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan with interest rate swap agreements (the “2019 BMO Interest Rate Swap”). On June 4, 2021, the Company paid approximately $0.6 million to terminate $55 million in Notional Value on the 2019 BMO Interest Rate Swap, which was scheduled to mature on November 30, 2021. Accordingly, based upon our credit rating, as of September 30, 2022, the interest rate on the BMO Term Loan was 4.04% per annum. The fair value of these interest rate swaps are affected by changes in market interest rates. We believe that we have mitigated interest rate risk with respect to the BMO Term Loan through the 2019 BMO Interest Rate Swap until January 31, 2024. This interest rate swap was our only derivative instrument as of September 30, 2022.

The table below includes our derivative instrument, which is hedging variable cash flows related to interest on our BMO Term Loan as of September 30, 2022 and December 31, 2021 (in thousands):

	Notional	Strike	Effective	Expiration	Fair Value (2) at
(in thousands)	Value	Rate	Date	Date	September 30, 2022	December 31, 2021

2019 BMO Interest Rate Swap (1)	$165,000	2.39%	Aug-20	Jan-24	$4,266	$(5,239)

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

The following table presents, as of September 30, 2022, our contractual variable rate borrowings under our BofA Revolver, which matures on January 12, 2024, under our BMO Term Loan Tranche B, which matures on January 31, 2024, under our Series A Notes, which mature on December 20, 2024, and under our Series B Notes, which mature on December 20, 2027.

	Payment due by period
	(in thousands)
	Total	2022	2023	2024	2025	2026	Thereafter
BofA Revolver	$65,000	$—	$—	$65,000	$—	$—	$—
BMO Term Loan Tranche B	165,000	—	—	165,000	—	—	—
Series A Notes	116,000	—	—	116,000	—	—	—
Series B Notes	84,000	—	—	—	—	—	84,000
Total	$430,000	$—	$—	$346,000	$—	$—	$84,000

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2022, we had borrowings of $65 million drawn and outstanding under the BofA Revolver. Borrowings under the BofA Revolver, which may not exceed $237.5 million outstanding at any time, bear interest at variable rates based on our leverage ratio, from which we may incur additional indebtedness in the future.

As of September 30, 2022, $165 million was drawn and outstanding under the BMO Term Loan, although such amount may be increased by up to an additional $100 million through the exercise of an accordion feature. The BMO Term Loan consists of a $55 million tranche A term loan, which was fully repaid on June 4, 2021, and a $165 million tranche B term loan that remains outstanding. Although interest on the BMO Term Loan is at variable rates based on our credit rating, on August 26, 2013, we fixed the base LIBOR rate on the BMO Term Loan at 2.32% per annum until August 26, 2020 by entering into an interest rate swap agreement. On February 20, 2019, we fixed the base LIBOR rate on the BMO Term Loan at 2.39% per annum for the period beginning August 26, 2020 and ending on January 31, 2024, by entering into interest rate swap agreements.

During 2022, the Federal Reserve raised the federal funds rate target several times, most recently by 75 basis points in September 2022 to a range of 3.00% to 3.25% and indicated that ongoing increases in the target range will be appropriate. We expect that there will be additional increases in the Federal Reserve benchmark rate. If interest rates continue to increase, then the interest costs on our unhedged variable rate debt will also increase, which could adversely affect our cash flow, our ability to pay principal and interest on our debt and our ability to make distributions to stockholders. In addition, rising interest rates could limit our ability to incur new debt or to refinance existing debt when it matures. From time to time, we may enter into additional interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges. In addition, increases in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions, and limiting our ability to incur new debt or refinance existing debt when it matures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 23, 2021, FSP Corp. announced that the Board of Directors of FSP Corp. had authorized the repurchase of up to $50 million of the Company’s common stock from time to time in the open market, privately negotiated transactions or other manners as permitted by federal securities laws. The repurchase authorization may be suspended or discontinued at any time. There were no repurchases during the three months ended September 30, 2022.

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

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Comprehensive Income (Loss); and (vi) the Notes to Consolidated Financial Statements.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: November 1, 2022	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: November 1, 2022	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)