Form 10-K
period 2022-12-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2023-02-14
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price as reported on NYSE American, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022, was approximately $407,930,587.

There were 103,235,914 shares of common stock of the registrant outstanding as of February 10, 2023.

Documents incorporated by reference: The registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s Annual Meeting of Stockholders to be held on May 11, 2023 (the “Proxy Statement”). The information required in response to Items 10 — 14 of Part III of this Form 10-K, other than that contained in Part I under the caption, “Information about our Executive Officers,” is hereby incorporated by reference to the Proxy Statement.

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

Real Estate

As of December 31, 2022, we owned and operated a portfolio of real estate consisting of 21 office properties and managed one Sponsored REIT. We derive rental revenue from income paid to us by tenants of these properties. See Item 2 of this Annual Report on Form 10-K for more information about our properties. From time-to-time we dispose of properties generating gains or losses in an ongoing effort to improve and upgrade our portfolio.

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

As of December 31, 2022, we had one remaining secured loan to a Sponsored REIT in the form of a mortgage loan, which we refer to as the Sponsored REIT Loan. The Sponsored REIT Loan is secured by a mortgage on the underlying property and has a current term of less than one year. We anticipate that the Sponsored REIT Loan will be repaid through cash flow from property operations or sale of the underlying property, although the actual amount and timing of any repayment is uncertain and will likely depend on prevailing market conditions at the time of any such sale.

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

Investment Objectives

Our investment objectives are to create shareholder value by increasing revenue from rental, dividend, interest and fee income and net gains from sales of properties and increase the cash available for distribution in the form of dividends to our stockholders. We expect that we will continue to derive real estate revenue from owned properties and the Sponsored REIT Loan and fees from asset management, property management and investor services. We may also acquire additional real properties.

Although our property portfolio is focused on properties in the central business districts of Dallas, Denver, Houston and Minneapolis, we may acquire, and have acquired, real properties in any geographic area of the United States and of any property type. We own 21 office properties that are located in eight different states as of December 31, 2022. See Item 2 of this Annual Report on Form 10-K for more information about our properties.

We continue to believe that the current price of our common stock does not accurately reflect the value of our underlying real estate assets and we will seek to increase shareholder value by (1) pursuing the sale of select properties where we believe that short to intermediate term valuation potential has been reached and (2) striving to lease vacant space.

As a result, from time to time, as market conditions warrant, we expect to sell properties owned by us in 2023. In 2022, we sold two office properties located in Broomfield, Colorado for aggregate gross sales proceeds of $102.5 million at a gain of $24.1 million and one office property located in Evanston, Illinois for gross sale proceeds of $27.8 million at a gain of $3.9 million. In 2021, we sold 10 office properties located in four different states for aggregate gross sale proceeds of $602.7 million, at a net gain of $113.1 million. In 2020, we sold an office property located in Durham, North Carolina for gross proceeds of approximately $89.7 million, at a net gain of approximately $41.9 million.

As we continue to execute on our strategy of select property dispositions and striving to lease vacant space, our revenue, Funds From Operations, and capital expenditures may decrease in the short term. Proceeds from dispositions are intended to be used primarily for the repayment of debt.

In selecting real properties for acquisition by FSP Corp. and managing them after acquisition, we rely on the following principles:

●	we seek to buy or develop investment properties at a price which produces value for investors and avoid overpaying for real estate merely to outbid competitors;

●	we seek to buy or develop properties in excellent locations with substantial infrastructure in place around them and avoid investing in locations where the future construction of such infrastructure is speculative;
●	we seek to buy or develop properties that are well-constructed and designed to appeal to a broad base of users and avoid properties where quality has been sacrificed for cost savings in construction or which appeal only to a narrow group of users;
●	we aggressively manage, maintain and upgrade our properties and refuse to neglect or undercapitalize management, maintenance and capital improvement programs; and
●	we believe that we have the ability to hold properties through down cycles because we generally do not have mortgage debt on the Company, which could place the properties at risk of foreclosure. As of February 10, 2023, none of our owned properties were subject to mortgage debt.

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

Human Capital

We had 28 employees as of both February 10, 2023 and December 31, 2022. Women represent 46.4% of our employees, of which 38.5% hold management level/leadership roles. We endeavor to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We regularly conduct training to prevent harassment and discrimination. The Company’s basis for recruitment, hiring, development, training, compensation and advancement of employees is qualifications, performance, skills and experience. Many of our employees have a long tenure with the Company. Our employees are compensated without regard to gender, race and ethnicity, and our compensation program is designed to attract and retain talent.

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

Information about our Directors

The following table sets forth the names, ages and positions of all our directors as of February 10, 2023.

Name	Age	Position
George J. Carter	74	Chief Executive Officer and Chairman of the Board
John N. Burke (1) (2) (3) (4)	61	Director
Brian N. Hansen (2) (3) (5)	51	Director
Kenneth Hoxsie (1) (3) (6)	72	Director
Dennis J. McGillicuddy (1)	81	Director
Georgia Murray (1) (2) (7)	72	Director
Kathryn P. O'Neil (1) (2) (3)	59	Director
Milton P. Wilkins, Jr. (1)	75	Director
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	Chair of the Audit Committee
(5)	Chair of the Compensation Committee
(6)	Chair of the Nominating and Corporate Governance Committee
(7)	Lead Independent Director

George J. Carter, age 74, is Chief Executive Officer and has been Chairman of the Board of Directors of FSP Corp. since 2002. Mr. Carter also was the President of FSP Corp. from 2002 to May 2016. Mr. Carter is responsible for all aspects of the business of FSP Corp. and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. Prior to the conversion, he was President of the general partner of the FSP Partnership and was responsible for all aspects of the business of the FSP Partnership and its affiliates. From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”). Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.).

John N. Burke, age 61, has been a Director of FSP Corp. since 2004 and Chair of the Audit Committee since June 2004. Mr. Burke is a certified public accountant with over 35 years of experience in the practice of public accounting working with both private and publicly traded companies with extensive experience serving clients in the real estate and REIT industry. His experience includes analysis and evaluation of financial reporting, accounting systems, internal controls and audit matters. Mr. Burke has been involved as an advisor on several public offerings, private equity and debt financings and merger and acquisition transactions. Mr. Burke’s consulting experience includes a wide range of accounting, tax and business planning matters. Prior to starting his own firm, BA, Inc., in 2003, where he currently practices, Mr. Burke was an Audit Partner in the Boston office of BDO USA, LLP. Mr. Burke is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of CPAs. Mr. Burke earned an M.S. in Taxation and studied undergraduate accounting at Bentley University.

Brian N. Hansen, age 51, has been a Director of FSP Corp. since 2012 and became Chair of the Compensation Committee in February 2021. Since 2007, Mr. Hansen has served as President and Chief Operating Officer of Confluence Investment Management LLC, a St. Louis based Registered Investment Advisor. Prior to founding Confluence in 2007, Mr. Hansen served as a Managing Director in A.G. Edwards’ Financial Institutions & Real Estate Investment Banking practice. While at A.G. Edwards, Mr. Hansen advised a wide variety of Real Estate Investment Trusts on numerous capital markets transactions, including public and private offerings of debt and equity securities as well as the analysis of various merger & acquisition opportunities. Prior to joining A.G. Edwards, Mr. Hansen served as a Manager in Arthur Andersen LLP’s Audit & Business Advisory practice. Mr. Hansen has served on the boards of a number of non-profit entities and currently serves on the Finance Council and as the Investment Committee Chair of the Archdiocese of St. Louis and as a member of the St. Louis County Retirement Board. Mr. Hansen earned his M.B.A. from the Kellogg School of Management at Northwestern University and his Bachelor of Science in Commerce from DePaul University. Mr. Hansen is a Certified Public Accountant.

Kenneth A. Hoxsie, age 72, has been a Director of FSP Corp. since January 2016 and became Chair of the Nominating and Corporate Governance Committee in February 2021. Mr. Hoxsie was a Partner at the international law firm of Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) until his retirement in December 2015. He joined Hale and Dorr (the predecessor of WilmerHale) in 1981, subsequently worked at Copley Real Estate Advisors, an institutional real estate investment advisory firm, and rejoined Hale and Dorr in 1994. Mr. Hoxsie has over 30 years’ experience in real estate capital markets transactions, fund formation, public company counseling and mergers and acquisitions and has advised the Company since its formation in 1997. Mr. Hoxsie earned his J.D. (Cum Laude) from Harvard Law School, his M.A. from Harvard University and his B.A. (Summa Cum Laude) from Amherst College, where he was elected to Phi Beta Kappa.

Dennis J. McGillicuddy, age 81, has been a Director of FSP Corp. since May 2002. Mr. McGillicuddy graduated from the University of Florida with a B.A. degree and from the University of Florida Law School with a J.D. degree. In 1968, Mr. McGillicuddy joined Barry Silverstein in founding Coaxial Communications, a cable television company. In 1998 and 1999, Coaxial sold its cable systems. Mr. McGillicuddy has served on the boards of various charitable organizations. He is currently President of the Board of Trustees of Florida Studio Theater, a professional non-profit theater organization, and is a Director of All-Star Children’s Foundation, an organization engaged in creating a new paradigm for foster care.

Georgia Murray, age 72, has been a Director of FSP Corp. since April 2005 and Lead Independent Director since February 2014. Ms. Murray is retired from Lend Lease Real Estate Investments, Inc., where she served as a Principal from November 1999 until May 2000. From 1973 through October 1999, Ms. Murray worked at The Boston

Financial Group, Inc., serving as Senior Vice President and a Director at times during her tenure. Boston Financial was an affiliate of the Boston Financial Group, Inc. She is a past Trustee of the Urban Land Institute and a past President of the Multifamily Housing Institute. Ms. Murray previously served on the Board of Directors of Capital Crossing Bank. She also serves on the boards of numerous non-profit entities. Ms. Murray is a graduate of Newton College.

Kathryn P. O’Neil, age 59, has been a Director of FSP Corp. since January 2016. Ms. O’Neil was a Director at Bain Capital in the Investor Relations area where she focused on Private Equity and had oversight of the Investment Advisory sector from 2011 until her retirement in 2014. From 1999 to 2007, Ms. O’Neil was a Partner at FLAG Capital Management LLC, a manager of fund-of-funds investment vehicles in private equity, venture capital, real estate and natural resources. Previously, Ms. O’Neil was an Investment Consultant at Cambridge Associates where she specialized in Alternative Assets. Ms. O’Neil currently serves on a variety of non-profit boards, including the Peabody Essex Museum where she is a Trustee and a member of the Finance and Investment Committees, Horizon’s for Homeless Children where she is a Director and serves on the Executive and Finance Committees, and the Trustees of Reservations where she serves on the President’s Council and was a member of the Investment Committee from 2006 to 2020. Ms. O’Neil is a Trustee Emeritus of Colby College and a former member of the Board of Overseers of the Boston Museum of Science. Ms. O’Neil holds a B.A. (Summa Cum Laude) and M.A. (Honorary) from Colby College where she was elected to Phi Beta Kappa. Ms. O’Neil received her M.B.A. from The Harvard Graduate School of Business Administration.

Milton P. Wilkins, Jr., age 75, has been a Director of FSP Corp. since February 2022. Mr. Wilkins has served as an investment advisor with RBF Wealth Advisors in St. Louis, Missouri, since 1997. Concurrently, from 2003 to 2015, Mr. Wilkins served with Hammond Associates/Mercer Investment Consulting as an institutional investment consultant. From 1976 to 1986 and from 1989 to 1997, Mr. Wilkins served in various positions at Monsanto Corporation, including as Vice President of Corporate Development in the corporate mergers and acquisition group. Mr. Wilkins currently serves as Chairman of the St. Louis County Employees Retirement Board (pension plan), a member of the Investment Committee of the Archdiocese of St. Louis, and as a member of the Board of Directors of the Nine PBS public television station in St. Louis. Mr. Wilkins holds a M.B.A. degree from the Harvard Graduate School of Business Administration and a Bachelor of Arts degree from Morehouse College.

Information about our Executive Officers

The following table sets forth the names, ages and positions of all our executive officers as of February 10, 2023.

Name	Age	Position
George J. Carter (1)	74	Chief Executive Officer and Chairman of the Board
Jeffrey B. Carter	51	President and Chief Investment Officer
Scott H. Carter	51	Executive Vice President, General Counsel and Secretary
John G. Demeritt	62	Executive Vice President, Chief Financial Officer and Treasurer
John F. Donahue	56	Executive Vice President
Eriel Anchondo	45	Executive Vice President and Chief Operating Officer
(1)	Information about George J. Carter is set forth above. See “Directors of FSP Corp.”

Jeffrey B. Carter, age 51, is President and Chief Investment Officer of FSP Corp. Mr. Carter served as Executive Vice President and Chief Investment Officer from February 2012 until May 2016, when he was appointed as President in addition to his position as Chief Investment Officer. Previously, Mr. Carter served as Senior Vice President and Director of Acquisitions of FSP Corp. from 2005 to 2012 and as Vice President - Acquisitions from 2003 to 2005. Mr. Carter oversees the day-to-day execution of the Company’s strategic objectives and business plan. In addition, Mr. Carter is primarily responsible for developing and implementing the Company’s investment strategy, including coordination of acquisitions and dispositions. Prior to joining FSP Corp., Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida. Mr. Carter is a graduate of Arizona State University (B.A.), The George Washington University (M.A.) and Cornell University (M.B.A.). Mr. Carter’s father, George J. Carter, serves as Chief Executive Officer and Chairman of the Board of Directors of FSP Corp. and Mr. Carter’s brother, Scott H. Carter, serves as Executive Vice President, General Counsel and Secretary of FSP Corp.

Scott H. Carter, age 51, is Executive Vice President, General Counsel and Secretary of FSP Corp. Mr. Carter has served as General Counsel since February 2008. Mr. Carter joined FSP Corp. in October 2005 as Senior Vice President and In-house Counsel. Mr. Carter is primarily responsible for the management of all of the legal affairs of FSP Corp. and its affiliates. Prior to joining FSP Corp. in October 2005, Mr. Carter was associated with the law firm of Nixon Peabody LLP, which he originally joined in 1999. At Nixon Peabody LLP, Mr. Carter concentrated his practice on the areas of real estate syndication, acquisitions and finance. Mr. Carter received a Bachelor of Business Administration (B.B.A.) degree in Finance and Marketing and a Juris Doctor (J.D.) degree from the University of Miami. Mr. Carter is admitted to practice law in the Commonwealth of Massachusetts. Mr. Carter’s father, George J. Carter, serves as Chief Executive Officer and Chairman of the Board of Directors of FSP Corp. and Mr. Carter’s brother, Jeffrey B. Carter, serves as President and Chief Investment Officer of FSP Corp.

John G. Demeritt, age 62, is Executive Vice President, Chief Financial Officer and Treasurer of FSP Corp. and has been Chief Financial Officer since March 2005. Mr. Demeritt previously served as Senior Vice President, Finance and Principal Accounting Officer from September 2004 to March 2005. Prior to September 2004, Mr. Demeritt was a Manager with Caturano & Company, an independent accounting firm (which later merged with McGladrey) where he focused on Sarbanes Oxley compliance. Previously, from March 2002 to March 2004 he provided consulting services to public and private companies where he focused on SEC filings, evaluation of business processes and acquisition integration. During 2001 and 2002 he was Vice President of Financial Planning & Analysis at Cabot Industrial Trust, a publicly traded real estate investment trust, which was acquired by CalWest in December 2001. From October 1995 to December 2000 he was Controller and Officer of The Meditrust Companies, a publicly traded real estate investment trust (formerly known as The La Quinta Companies, which was then acquired by the Blackstone Group), where he was involved with a number of merger and financing transactions. Prior to that, from 1986 to 1995 he had financial and accounting responsibilities at three other public companies, and was previously associated with Laventhol & Horwath, an independent accounting firm from 1983 to 1986. Mr. Demeritt is a Certified Public Accountant and holds a Bachelor of Science degree from Babson College.

John F. Donahue, age 56, is Executive Vice President of FSP Corp. and President of FSP Property Management LLC and has held those positions since May 2016. Mr. Donahue is primarily responsible for the oversight of the management of all of the real estate assets of FSP Corp. and its affiliates. Mr. Donahue joined FSP Corp. in August 2001 as Vice President of FSP Property Management LLC. From 2001 to May 2016, Mr. Donahue was responsible for the management of real estate assets of FSP Corp. and its affiliates. From 1992 to 2001, Mr. Donahue worked in the pension fund advisory business for GE Capital and AEW Capital Management with oversight of office, research and development, industrial and land investments. From 1989 to 1992, Mr. Donahue worked for Krupp Realty in various accounting and finance roles. Mr. Donahue holds a Bachelor of Science in Business Administration degree from Bryant College.

Eriel Anchondo, age 45, is Executive Vice President and Chief Operating Officer of FSP Corp. and has held those positions since May 2016. Mr. Anchondo joined FSP Corp. in 2015 as Senior Vice President of Operations. Mr. Anchondo is responsible for ensuring that the Company has the proper operational controls, administrative and reporting procedures, and people systems and infrastructure in place to effectively grow the organization and maintain financial strength and operating efficiency. Prior to joining FSP Corp., from July 2014 to December 2014, Mr. Anchondo provided consulting services to the retail banking division of ISBAN, which is part of the Technology and Operations division of the Santander Group of financial institutions. From May 2007 to July 2013, Mr. Anchondo was employed by Mercer, a global consulting leader in talent, health, retirement, and investments, as an Employee Education Manager across all lines of Mercer’s business. From May 2005 to May 2007, Mr. Anchondo was a Communications Consultant at New York Life Investment Management. From December 2002 to May 2005, Mr. Anchondo worked in the Preferred Client Services Group at Putnam Investments. Mr. Anchondo is a graduate of Boston University (B.A.) and Cornell University (M.B.A.).

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

The COVID-19 pandemic has adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets.

Any ongoing negative economic impacts arising from the pandemic or any prolongation or worsening of the pandemic, including as a result of additional waves or variants of the COVID-19 disease, or the emergence of another future pandemic, could adversely affect us and/or our tenants due to, among other factors:

●	the unavailability of personnel, including our executive officers and other leaders that are part of our management team, and the inability to recruit, attract and retain skilled personnel;

●	difficulty accessing debt and equity capital on attractive terms, or at all-a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our and our tenants' ability to access capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis on attractive terms, and may adversely affect the valuation of financial assets and liabilities, any of which could affect our ability to meet liquidity and capital expenditure requirements or have a material adverse effect on our business, financial condition, results of operations and cash flows;

●	delays in the supply of products or services from the vendors that are needed to operate effectively, including without limitation, the ability to complete construction on time and on budget;

●	a reduction in demand for oil as a result of decreased economic activity which, if sustained, could have an adverse impact on occupancy and rental rates in the markets where we own properties, including energy-influenced markets such as Dallas, Denver and Houston, where we have a significant concentration of properties; and

●	tenants’ inability to pay rent on their leases or our inability to re-lease space that is or becomes vacant, which inability, if extreme, could cause us to: (i) no longer be able to maintain the payment of dividends in order to preserve liquidity and (ii) be unable to meet our debt obligations to lenders, and/or be unable to meet debt covenants, either of which could trigger a default or defaults and cause us to have to sell properties or refinance debt on unattractive terms.

The COVID-19 pandemic has adversely impacted our properties and operating results and will continue to do so to the extent it reduces occupancy, increases the cost of operation, results in decreased rental receipts or results in increased borrowings.

Some of our existing tenants and potential tenants operate in businesses and industries that continue to be adversely affected by the disruption to business caused by this pandemic. Some of our existing tenants and potential tenants have elected to, or been required to, and may in the future elect to, or be required to, reduce or suspend operations for extended periods of time, including as a result of work-from-home policies. Some of our tenants have requested rent concessions and more tenants may request rent concessions or may not pay rent in the future. These situations could lead to increased rent delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, increased tenant improvement capital expenditures, or reduced rental rates to maintain occupancies. For example, on December 21, 2020, the parent company of a tenant that leases approximately 130,000 square feet filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, resulting in a writeoff charge of $3.1 million. Our operations could be materially negatively affected if the economic downturn is prolonged, which could adversely affect our operating results, our ability to pay dividends, our ability to repay or refinance our existing indebtedness, and the price of our common stock.

The full extent of the impact and effects of the COVID-19 pandemic on our future financial performance, as a whole, and, specifically, on our real estate property holdings, are uncertain at this time. The impact will depend on future developments that are generally beyond our knowledge or control, including the severity and containment of certain COVID-19 variants and the continued duration and severity of the pandemic COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas, present uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows, and the price of our common stock.

Risks Related to our Indebtedness

If our one remaining Sponsored REIT defaults on its Sponsored REIT Loan, we may be required to request additional draws, keep balances outstanding on our existing debt, exercise any maturity date extension rights, seek new debt or use our cash balance to repay our existing debt, which may reduce cash available for distribution to our stockholders or for other corporate purposes.

We have one remaining secured loan to a Sponsored REIT in the form of a mortgage loan, which we refer to as the Sponsored REIT Loan. We anticipate that the Sponsored REIT Loan will be repaid through cash flow from property operations or sale of the underlying property, although the actual amount and timing of any repayment is uncertain and will likely depend on prevailing market conditions at the time of any such sale. If the Sponsored REIT defaults on the Sponsored REIT Loan, the Sponsored REIT could be unable to fully repay the Sponsored REIT Loan and we may have to satisfy our obligations under our existing debt through other means, including without limitation, to the extent permitted, requesting additional draws, keeping balances outstanding, exercising any maturity date extension rights, seeking new debt, and/or using our cash balance. If that happens, we may have less cash available for distribution to our stockholders or for other corporate purposes.

Our operating results and financial condition could be adversely affected if we are unable to refinance the BofA Revolver, the BMO Term Loan, the Series A Notes or the Series B Notes.

There can be no assurance that we will be able to refinance the BofA Revolver, the BMO Term Loan, the Series A Notes or the Series B Notes (each as defined in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations) upon their respective maturities, or that any such refinancings would be on terms as favorable as the terms of the BofA Revolver, the BMO Term Loan, the Series A Notes, or the Series B Notes, or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on the BofA Revolver, the BMO Term Loan, the Series A Notes or the Series B Notes. If we are unable to refinance the BofA Revolver, the BMO Term Loan, the Series A Notes or the Series B Notes at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected.

Failure to comply with covenants in the documents evidencing the BofA Revolver, the BMO Term Loan, the Series A Notes or the Series B Notes could adversely affect our financial condition.

The documents evidencing the BofA Revolver, the BMO Term Loan, the Series A Notes and the Series B Notes contain customary affirmative and negative covenants, including some or all of the following: limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, use of proceeds, the amount of cash and cash equivalents that we can have on our balance sheet after giving effect to an advance, repurchases and redemptions of our common stock, going concern qualifications to our financial statements, and the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. In addition, subject to certain tax-related exceptions, the documents evidencing the BofA Revolver and the BMO Term Loan restrict our ability to make quarterly dividend distributions that exceed $0.01 per share of our common stock. The documents evidencing the BofA Revolver, the BMO Term Loan, the Series A Notes and the Series B Notes contain some or all of the following financial covenants: minimum tangible net worth; maximum leverage ratio; maximum secured leverage ratio; maximum secured recourse leverage ratio; minimum fixed charge coverage ratio; maximum unencumbered leverage ratio; and minimum unsecured interest coverage. Our continued ability to borrow under the BofA Revolver and our continued general compliance with the BofA Revolver, the BMO Term Loan, the Series A Notes and the Series B Notes is subject to ongoing compliance with our financial and other covenants. Failure to comply with such covenants could cause a default under the BofA Revolver, the BMO Term Loan, the Series A Notes or the Series B Notes, and we may then be required to repay them with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.

We may continue to borrow under the BofA Revolver for permitted investments and for working capital and other general business purposes, including for building improvements, tenant improvements and leasing commissions, all to the extent permitted under the applicable documents. If we breach covenants in the documents evidencing the BofA Revolver, the BMO Term Loan, the Series A Notes or the Series B Notes, the lenders can declare a default. A default under documents evidencing the BofA Revolver, the BMO Term Loan, the Series A Notes, or the Series B Notes could result in difficulty financing growth in our business and could also result in a reduction in the cash available for distribution to our stockholders or for other corporate purposes. A default under documents evidencing the BofA Revolver, the BMO Term Loan, the Series A Notes or the Series B Notes could materially and adversely affect our financial condition and results of operations.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets.

As of December 31, 2022 and February 10, 2023, we had $48 million and $105 million, respectively, of borrowings under the BofA Revolver, including a borrowing of $40 million used to repay a portion of the BMO Term Loan on February 10, 2023. Borrowings under the BofA Revolver, which may not exceed $150 million (subject to future reductions to $125 million on October 1, 2023 and to $100 million on April 1, 2024) outstanding at any time, bear interest at variable rates based on a spread over SOFR, from which we may incur additional indebtedness in the future.

As of December 31, 2022 and February 10, 2023, we had $165 million and $125 million, respectively, outstanding under the BMO Term Loan. The BMO Term Loan consists of a $165 million tranche B term loan, $40 million of which was repaid on February 10, 2023. On or before April 1, 2024, we are required to repay an additional $25 million of the BMO Term Loan. Effective February 10, 2023, interest on the BMO Term Loan became variable based on a spread over SOFR. Previously, interest on the BMO Term Loan was variable based on a spread over LIBOR. On August 26, 2013, we fixed the base LIBOR rate on the BMO Term Loan at 2.32% per annum until August 26, 2020 by entering into an interest rate swap agreement. On February 20, 2019, we fixed the base LIBOR rate on the BMO Term Loan at 2.39% per annum for the period beginning August 26, 2020 and ending on January 31, 2024, by entering into interest rate swap agreements. On February 8, 2023, we terminated all remaining interest rate swaps applicable to the BMO Term Loan and, on February 10, 2023, we received an aggregate of approximately $4.3 million as a result of such terminations.

During 2022 and as of February 10, 2023, the Federal Reserve raised the federal funds rate target several times, most recently by 25 basis points on February 1, 2023, to a range of 4.50% to 4.75% and indicated that ongoing increases in the target range will be appropriate. We expect that there will be additional increases in the Federal Reserve benchmark rate. If interest rates continue to increase, then the interest costs on our unhedged variable rate debt will also increase, which could adversely affect our cash flow, our ability to pay principal and interest on our debt and our ability to make distributions to stockholders. In addition, rising interest rates could limit our ability to incur new debt or to refinance existing debt when it matures. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges. In addition, increases in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions, to incur new debt or refinance existing debt when it matures.

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

The economic outlook in the United States is uncertain and facing recessionary concerns, including as a result of the ongoing effects of negative gross domestic product growth, the COVID-19 pandemic, rising inflation, increasing interest rates, supply chain disruptions and the conflict between Russia and Ukraine. Because economic conditions in the United States may affect the demand for office space, real estate values, occupancy levels and property income, current and future economic conditions in the United States, including slower growth, stock market volatility or recession fears, could have a material adverse impact on our earnings and financial condition. Economic conditions may be affected by numerous other factors, including but not limited to, inflation, increases in the levels of unemployment, energy prices, changes in currency exchange rates, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment and the availability of credit. As of the date of this report, the continuing impact of the COVID-19 pandemic and increased interest rates continue to adversely affect the demand for office space. Future economic factors also may negatively affect the demand for office space, real estate values, occupancy levels and property income.

If we are not able to collect sufficient rents from each of our owned real properties or collect interest on the Sponsored REIT Loan, we may suffer significant operating losses or a reduction in cash available for future dividends.

A substantial portion of our revenue is generated by the rental income of our real properties and the Sponsored REIT Loan. If our properties do not provide us with a steady rental income or we do not collect interest income from the Sponsored REIT Loan, our revenues will decrease, which may cause us to incur operating losses in the future and reduce the cash available for distribution to our stockholders.

We may not be able to dispose of properties on acceptable terms or within the time periods we anticipate pursuant to our disposition strategy.

We have adopted a strategy seeking to increase shareholder value by pursuing the sale of select properties where we believe that short to intermediate term valuation potential has been reached and striving to lease vacant space. As we execute this strategy, our revenue, Funds From Operations, and capital expenditures may decrease in the short term. Proceeds from dispositions are intended to be used primarily for the repayment of debt. We may not be able to dispose of properties at acceptable prices or otherwise on anticipated terms and conditions within the time periods contemplated by our disposition strategy, which would adversely affect our ability to use the proceeds as intended and impair our financial flexibility.

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

If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. In addition, at any time, a tenant of one of our properties may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders. For example, on December 21, 2020, the parent company of a tenant that leases approximately 130,000 square feet filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, resulting in a write-off charge of $3.1 million.

New acquisitions may fail to perform as expected.

We may fund acquisitions of new properties, if any, with cash, by assuming existing indebtedness, by entering into new indebtedness, by issuing debt securities, by issuing shares of our stock or by other means. Our acquisition activities are subject to the following risks:

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

As of December 31, 2022, approximately 17%, 14% and 11% of our tenants as a percentage of the total rentable square feet operated in the energy services industry, the information technology and computer services industry and the non-legal professional services industry, respectively. An economic downturn in these or any industry in which a high concentration of our tenants operate or in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us, which could adversely affect our financial condition and results of operations.

We face risks from geographic concentration.

The properties in our portfolio as of December 31, 2022, by aggregate square footage, are distributed geographically as follows: South — 44.8%, West — 34.4.%, Midwest — 15.0% and East — 5.8%. However, within certain of those regions, we hold a larger concentration of our properties in Denver, Colorado — 34.4%, Dallas, Texas — 19.7%, Houston, Texas — 19.1% and Minneapolis, Minnesota — 12.1%. We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions. As the Dallas, Denver and Houston metropolitan areas have a significant presence in the energy sector, a prolonged period of low oil or natural gas prices, or other factors negatively impacting the energy industry, could have an adverse impact on our ability to maintain the occupancy of our properties in those areas or could cause us to lease space at rates below current in-place rents, or at rates below the rates we have leased space in those areas in the prior year. In addition, factors negatively impacting the energy industry could reduce the market values of our properties in those areas, which could reduce our net asset value and adversely affect our financial condition and results of operations, or cause a decline in the value of our common stock.

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

In the ordinary course of our business, we collect and store sensitive data concerning investors in the Sponsored REIT, tenants and vendors. Although we have taken steps to protect the security of our information technology systems and the data maintained in those systems, such systems and infrastructure may be vulnerable to attacks by hackers, computer viruses or ransomware, or breaches due to employee error, malfeasance, impersonation of authorized users or other disruptions. Any such breach or attack could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and continuously become more sophisticated, often are not recognized until launched against a target and may be difficult to detect for a long time, we may be unable to anticipate these techniques or to implement adequate preventive or detective measures. Any unauthorized access, disclosure or other loss of information could result in significant financial exposure, including significant costs to remediate possible injury to the affected parties. We may also be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under laws protecting confidential information. Any failure to maintain proper functionality and security of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Risks Related to our Common Stock

Our level of dividends may fluctuate.

Because our real estate occupancy levels, rental rates and property disposition levels can fluctuate, there is no predictable recurring level of revenue from such activities and changes in interest rates or in the mix of our fixed and variable rate debt can cause our interest costs to fluctuate. As a result of these fluctuations, the amount of cash available for distribution to our stockholders may fluctuate, which may result in our not being able to maintain or grow dividend levels, including special dividends, in the future. In 2022, we adopted a variable quarterly dividend policy, which replaced our previous regularly quarterly dividend policy. Under this new dividend policy, our Board of Directors will determine quarterly dividends based upon a variety of factors, including our estimates of our annual taxable income and the amount that we are required to distribute annually in the aggregate to enable us to continue to qualify as a REIT for federal income tax purposes. In addition, in 2023, amendments to our BofA Revolver and our BMO Term Loan included restrictions on our ability to make quarterly dividend distributions that exceed $0.01 per share of our common stock; provided, however, that notwithstanding such restrictions, we are permitted to make dividend distributions based on our good faith estimate of projected or estimated taxable income or otherwise as necessary to retain our status as a REIT, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which we would otherwise be subject.

The real properties held by us may significantly decrease in value.

As of December 31, 2022, we owned 21 properties. Some or all of these properties may decline in value. To the extent our real properties decline in value, our stockholders could lose some or all of the value of their investments. The value of our common stock may be adversely affected if the real properties held by us decline in value since these real properties represent the majority of the tangible assets held by us. Moreover, if we are forced to sell or lease the real property held by us below its initial purchase price or its carrying costs, respectively, or if we are forced to lease real property at below market rates because of the condition of the property or general economic or local market conditions, our results of operations would be adversely affected and such negative results of operations may result in lower dividends being paid to holders of our common stock.

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

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties

Set forth below is information regarding our properties as of December 31, 2022:

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/22	of Tenants	Major Tenants (2)

Office
600 Forest Point Circle	7/8/99	64,198	78.4%	2	Willis Towers Watson Southeast Inc.
Charlotte, NC 28273					Flexential Corp.

50 Northwest Point Rd.	12/5/01	177,095	100.0%	2	Citicorp Credit Services, Inc.
Elk Grove Village, IL 60005					NCS Pearson, Inc.

16285 Park Ten Place	6/27/02	157,609	78.1%	8	Blade Energy Partners, Ltd.
Houston, TX 77084					Ranger Oil Corporation

15601 Dallas Parkway	9/30/02	289,333	83.0%	14	Cyxtera Management Inc.
Addison, TX 75001					WDT Acquisition Corporation
					Aerotek, Inc.
					CarOffer, LLC

1500 & 1600 N. Greenville Ave.	3/3/03	300,887	96.1%	8	ARGO Data Resource Corp.
Richardson, TX 75081					EMC Corporation
					Id Software, LLC

5600, 5620 & 5640 Cox Road	7/16/03	298,183	47.8%	4	ChemTreat, Inc.
Glen Allen, VA 23060					General Electric Company

5505 Blue Lagoon Drive	11/6/03	213,182	98.5%	2	Lennar Homes, LLC
Miami, FL 33126					Unique Vacations, Inc.

1293 Eldridge Parkway	1/16/04	248,399	100.0%	1	CITGO Petroleum Corporation
Houston, TX 77077

6550 & 6560 Greenwood Plaza	2/24/05	196,236	66.3%	2	Kaiser Foundation Health Plan
Englewood, CO 80111

16290 Katy Freeway	9/28/05	156,746	95.0%	7	Olin Corporation
Houston, TX 77094					Hargrove and Associates, Inc.
					Bluware, Inc.

5055 & 5057 Keller Springs Rd.	2/24/06	217,779	72.9%	24	See Footnote 3
Addison, TX 75001

121 South Eighth Street	6/29/10	298,121	85.2%	36	Schwegman, Lundberg & Woessner
Minneapolis, MN 55402

801 Marquette Ave. South	6/29/10	129,691	91.8%	3	Workbox Marquette MN, LLC

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/22	of Tenants	Major Tenants (2)
Minneapolis, MN 55402					Greater Minneapolis Convention & Visitor Association
					Deluxe Corporation

5100 & 5160 Tennyson Pkwy	3/10/11	209,461	49.0%	5	ARK-LA-TEX Financial Services, LLC
Plano, TX 75024

7500 Dallas Parkway	3/24/11	214,110	64.7%	9	Bread Financial Payments, Inc.
Plano, TX 75024

10370 & 10350 Richmond Ave.	11/1/12	629,025	63.5%	40	See Footnote 3
Houston, TX 77042

1999 Broadway	5/22/13	680,255	66.9%	36	United States Government
Denver, CO 80202

1001 17th Street	8/28/13	657,816	70.2%	15	Hall and Evans, LLC
Denver, CO 80202					Ping Identity Corp.
					Permian Resources Operating, LLC

45 South Seventh Street	6/6/16	330,096	79.3%	23	PricewaterhouseCoopers LLP
Minneapolis, MN 55402					Haworth Marketing & Media Company

1420 Peachtree Street, NE	8/10/16	160,145	79.2%	4	Swift, Currie, McGhee & Hiers, LLP
Atlanta, GA 30309

600 17th Street	12/1/16	611,163	78.3%	32	EOG Resources, Inc.
Denver, CO 80202

Total Owned Portfolio		6,239,530	75.6%

(1)	Date of purchase or merged entity date of purchase.
(2)	Major tenants that occupy 10% or more of the space in an individual property.
(3)	No tenant occupies more than 10% of the space.

All of the properties listed above are owned, directly or indirectly, by us. None of our properties are subject to any mortgage loans. We have no other material undeveloped or unimproved properties, or proposed programs for material renovation or development of any of our properties in 2023. We believe that our properties are adequately covered by insurance as of December 31, 2022.

The information presented below provides the weighted average GAAP rent per square foot for the year ended December 31, 2022 for our properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in nonconsolidated REITs or those which we have provided Sponsored REIT Loans.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	December 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2022 (a)	Square Feet (b)

Forest Park	Charlotte	NC	1999/2020	64,198	50,331	78.4%	$23.65
Innsbrook	Glen Allen	VA	1999	298,183	144,738	48.5%	18.91
East total				362,381	195,069	53.8%	20.13
Northwest Point	Elk Grove Village	IL	1999	177,095	177,095	100.0%	31.64
121 South 8th Street	Minneapolis	MN	1974	298,121	263,867	88.5%	25.10
801 Marquette Ave	Minneapolis	MN	1923/2017	129,691	109,913	84.8%	23.92
Plaza Seven	Minneapolis	MN	1987	330,096	268,005	81.2%	33.28
Midwest total				935,003	818,880	87.6%	29.03
Blue Lagoon Drive	Miami	FL	2002/2021	213,182	156,795	73.6%	33.10
Park Ten	Houston	TX	1999	157,609	113,431	72.0%	29.09
Addison Circle	Addison	TX	1999	289,333	206,989	71.5%	34.49
Collins Crossing	Richardson	TX	1999	300,887	261,772	87.0%	27.06
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	26.11
Park Ten Phase II	Houston	TX	2006	156,746	148,924	95.0%	28.63
Liberty Plaza	Addison	TX	1985	217,779	155,429	71.4%	24.56
Legacy Tennyson Center	Plano	TX	1999/2008	209,461	88,225	42.1%	30.37
One Legacy Circle	Plano	TX	2008	214,110	128,166	59.9%	37.31
Westchase I & II	Houston	TX	1983/2008	629,025	354,267	56.3%	26.68
Pershing Park Plaza	Atlanta	GA	1989	160,145	54,994	34.3%	33.44
South Total				2,796,676	1,917,391	68.6%	29.22
1999 Broadway	Denver	CO	1986	680,255	453,050	66.6%	34.02
1001 17th Street	Denver	CO	1977/2006	657,816	502,703	76.4%	35.48
600 17th Street	Denver	CO	1982	611,163	472,674	77.3%	34.38
Greenwood Plaza	Englewood	CO	2000	196,236	152,083	77.5%	28.08
West Total				2,145,470	1,580,510	73.7%	34.02

Total Owned Properties				6,239,530	4,511,850	72.3%	$30.48
(a)	Based on weighted occupied square feet for the year ended December 31, 2022, including month-to-month tenants, divided by the property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the year ended December 31, 2022 per weighted occupied square foot.

The information presented below is a lease expiration table for ten years and thereafter, stating (i) the number of tenants whose leases will expire, (ii) the total area in square feet covered by such leases, (iii) the annual rental represented by such leases in dollars and by square feet, and (iv) the percentage of gross annual rental represented by such leases.

			Rentable			Annualized	Percentage
	Number of		Square			Rent	of Total
Year of	Leases		Footage		Annualized	Per Square	Annualized
Lease	Expiring		Subject to		Rent Under	Foot Under	Rent Under
Expiration	Within the		Expiring		Expiring	Expiring	Expiring	Cumulative
December 31,	Year (a)		Leases		Leases (b)	Leases	Leases	Total

2023	47	(c)	398,204		$12,594,621	$31.63	9.2%	9.2%
2024	49		862,393		27,667,475	32.08	20.3%	29.5%
2025	54		429,146		14,038,512	32.71	10.3%	39.8%
2026	36		612,913		21,289,129	34.73	15.6%	55.4%
2027	20		307,689		9,694,824	31.51	7.1%	62.5%
2028	19		278,620		8,125,556	29.16	6.0%	68.5%
2029	15		344,550		10,011,705	29.06	7.3%	75.8%
2030	11		292,715		8,077,513	27.60	5.9%	81.7%
2031	8		271,904		9,952,632	36.60	7.3%	89.0%
2032	—		—		—	—	—%	89.0%
2033 and thereafter	44		917,408	(d)	15,053,359	16.41	11.0%	100.0%
Leased total	303		4,715,542		$136,505,326	$28.95	100.0%
Vacancies as of 12/31/22			1,523,988
Total Portfolio Square Footage			6,239,530
(a)	The number of leases approximates the number of tenants. Tenants with lease maturities in different years are included in annual totals for each lease. Tenants may have multiple leases in the same year.
(b)	Annualized rent represents the monthly rent charged, including tenant reimbursements, for each lease in effect at December 31, 2022 multiplied by 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.
(c)	Includes 3 leases that are month-to-month.
(d)	Includes 87,695 square feet that are non-revenue producing building amenities.

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

As of February 1, 2023, there were 15,350 holders of our common stock, including both holders of record and participants in securities position listings.

While not guaranteed, we expect to continue to pay cash dividends on our common stock in the future. See Part I, Item 1A Risk Factors, “Our level of dividends may fluctuate.” for additional information.

Issuer Purchases of Equity Securities

On June 23, 2021, FSP Corp. announced that the Board of Directors of FSP Corp. had authorized the repurchase of up to $50 million of the Company’s common stock from time to time in the open market, privately negotiated transactions or other manners as permitted by federal securities laws. The repurchase authorization may be suspended or discontinued at any time. There were no repurchases during the three months ended December 31, 2022. On February 10, 2023, FSP Corp. disclosed in a Current Report on Form 8-K that the Board of Directors of FSP Corp. had discontinued the repurchase authorization.

STOCK PERFORMANCE GRAPH

The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 included a comparison of the cumulative total return of the Company’s common stock with the FTSE NAREIT Equity REITs Index, the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”) and the Russell 2000 Total Return Index. The Company believes that the FTSE NAREIT Equity Office Index, which is comprised of REITs that invest in commercial office real estate investments, provides a better comparison and is a more appropriate index than the FTSE NAREIT Equity REITs Index for comparison of the Company’s stock performance. In accordance with SEC regulations, the following graph compares the cumulative total stockholder return on the Company’s common stock between December 31, 2017 and December 31, 2022 with the cumulative total return of (1) the FTSE NAREIT Equity REITs Index, (2) the S&P 500, (3) the Russell 2000 Total Return Index and (4) the FTSE NAREIT Equity Office Index over the same period. This graph assumes the investment of $100.00 on December 31, 2017 and assumes that any distributions are reinvested.

	As of December 31,
	2017	2018	2019	2020	2021	2022
FSP	$100	$61	$88	$48	$74	$35
FTSE NAREIT Equity REITs	100	96	123	117	166	124
S&P 500	100	96	126	149	192	157
Russell 2000	100	89	112	134	154	122
FTSE NAREIT Equity Office	100	86	112	92	112	70

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

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, adverse changes in general economic or local market conditions, including the impact of recessionary concerns, inflation, energy prices and interest rates, as well as those resulting from the COVID-19 pandemic, including the impact of work-from-home policies, and other potential infectious disease outbreaks and terrorist attacks or other acts of violence, which may negatively affect the markets in which we and our tenants operate, adverse changes in energy prices, which if sustained, could negatively impact occupancy and rental rates in the markets in which we own properties, including energy-influenced markets such as Dallas, Denver and Houston, expectations for future property dispositions, uncertainty relating to the completion and timing of the disposition of the properties under agreement, expectations for the potential payment of special dividends, changes in interest rates as a result of economic market conditions, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, uncertainties relating to fiscal policy, changes in government regulations and regulatory uncertainty, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, delays in construction schedules, unanticipated increases in construction costs, unanticipated repairs, increases in the level of general and administrative costs as a percentage of revenues as revenues decrease as a result of property dispositions, additional staffing, insurance increases and real estate tax valuation reassessments. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

As of December 31, 2022, approximately 5.3 million square feet, or approximately 85.4% of our total owned portfolio, was located in Dallas, Denver, Houston and Minneapolis.

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

We continue to believe that the current price of our common stock does not accurately reflect the value of our underlying real estate assets and we will seek to increase shareholder value by (1) pursuing the sale of select properties where we believe that short to intermediate term valuation potential has been reached and (2) striving to lease vacant space. As we continue to execute this strategy, our revenue, Funds From Operations, and capital expenditures may decrease in the short term. Proceeds from dispositions are intended to be used primarily for the repayment of debt.

For the year ended December 31, 2022, our disposition strategy resulted in gross sale proceeds of $130.3 million and we repaid $128.9 million of debt. Specifically, on August 31, 2022, we sold two office properties located in Broomfield, Colorado for aggregate gross proceeds of $102.5 million, at a gain of approximately $24.1 million. On September 6, 2022, we prepaid our $110 million term loan with Bank of America, N.A. as administrative agent and the other lending institutions party thereto (the “Former BofA Term Loan”). If we had not prepaid the Former BofA Term Loan in full, it would have matured by its own terms on January 12, 2023. In addition, on December 28, 2022, we sold one office property located in Evanston, Illinois for gross proceeds of $27.8 million, at a gain of $3.9 million. On December 29, 2022 and December 30, 2022, we repaid $7 million and $20 million, respectively, that had been drawn under our revolving line of credit with Bank of America, N.A. as administrative agent and the other lending institutions party thereto (the “BofA Revolver”).

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

On June 15, 2021, the credit rating for our senior unsecured debt was downgraded by Moody’s Investor Service to Ba1 from Baa3. As of December 31, 2022, the interest rate applicable to borrowings under the BMO Term Loan, the BofA Revolver and the Senior Notes (each as defined in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources) was based in part on the rating of our debt. On February 10, 2023, we entered into amendments to the BMO Term Loan and the BofA Revolver that, among other things, caused the interest rate applicable to those borrowings to no longer be based in part on the rating of our debt. The interest rate applicable to borrowings under the Senior Notes continues to be based in part on the rating of our debt. We anticipate that as a result of this downgrade we will incur approximately $1.0 million in additional interest costs from the Senior Notes over a full twelve-month period based on our borrowings as of February 10, 2023.

Trends and Uncertainties

COVID-19 Pandemic

The COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. It has disrupted global travel supply chains, adversely impacted global commercial activity, and its long-term economic impact remains uncertain. Considerable uncertainty still surrounds the COVID-19 pandemic and its potential effects on the population, including the spread of more contagious variants of the virus. Many of our tenants still do not fully occupy the space that they lease. The pandemic has had an adverse impact on economic and market conditions in various sectors of the economy. However, the evolving nature of the pandemic makes it difficult to ascertain the long-term impact it will have on commercial real estate markets and our business. The COVID-19 pandemic continues to present material uncertainty and risk with respect to the performance of our properties and our financial results, such as the potential negative impact to the businesses of our tenants, the impact of work-from-home policies, the potential negative impact to leasing efforts and occupancy at our properties, uncertainty regarding future rent collection levels or requests for rent concessions from our tenants, the occurrence of a default under any of our debt agreements, the potential for increased borrowing costs, negative impacts on our ability to refinance existing indebtedness or to secure new sources of capital on favorable terms, fluctuations in our level of dividends, increased costs of operations, making more difficult our ability to complete required capital expenditures in a timely manner and on budget, decreases in values of our real estate assets, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. We are unable to estimate the full extent of the impact that the COVID-19 pandemic will have on our future financial results at this time. See “Risk Factors” in Item 1A.

We have been following and directing our vendors to follow the guidelines from the Centers for Disease Control and other applicable authorities to minimize the spread of COVID-19 among our employees, tenants, vendors and visitors, as well as at our properties. During the year ended December 31, 2022, all of our properties remained open for business. Some of our tenants have requested rent concessions, and more tenants may request rent concessions or may not pay rent in the future. Future rent concession requests or nonpayment of rent could lead to increased rent delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, extended lease terms, increased tenant improvement capital expenditures, or reduced rental rates to maintain occupancies. We review each rent concession request on a case by case basis and may or may not provide rent concessions, depending on the specific circumstances involved. Cash, cash equivalents and restricted cash were $6.6 million as of December 31, 2022. Management believes that existing cash, cash anticipated to be generated internally by operations and our existing availability under the BofA Revolver ($45 million available as of February 10, 2023) and proceeds from dispositions of properties, will be sufficient to meet working capital requirements, term loan repayment and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to pay dividends to stockholders and the level of such dividends, however, depends in significant part upon the level of rental income from our real estate properties and the amount, timing and terms of any property dispositions.

Economic Conditions

The global economy is experiencing significant disruptions as a result of various factors, including geopolitical events such as the ongoing conflict between Russia and Ukraine, the COVID-19 pandemic and continuing supply chain difficulties. In addition, negative gross domestic product growth, inflation, energy prices and interest rates and declining consumer confidence and spending are contributing to recessionary concerns for the economy of the United States. Economic conditions directly affect the demand for office space, our primary income producing asset. In addition, the broad economic market conditions in the United States are typically affected by numerous other factors, including but not limited to, inflation and employment levels, energy prices, uncertainty about government fiscal, monetary, trade and tax policies, changes in currency exchange rates, the regulatory environment and the availability of credit. During 2022 and as of February 10, 2023, the Federal Reserve raised the federal funds rate target several times, most recently by 25 basis points on February 1, 2023, to a range of 4.50% to 4.75%. The Federal Reserve has indicated that ongoing increases in the target range will be appropriate, which could also increase interest rates. In addition, in April 2022, the Federal Reserve confirmed its plan to reduce its balance sheet at a rapid pace beginning in May 2022 and in September 2022 indicated it would continue to reduce its holdings of Treasury Securities and agency debt and agency mortgage-backed securities. If interest rates continue to increase, then the interest costs on our unhedged variable rate debt would be adversely affected, which could in turn adversely affect our cash flow, our ability to pay principal and interest on our debt and our ability to make distributions to stockholders. As of December 31, 2022, approximately 12% of our total debt constituted unhedged variable rate debt. Increasing interest rates could also decrease the amount third parties are willing to pay for our assets and limit our ability to incur new debt or refinance existing debt when it matures. As of the date of this report, the impact of current economic conditions and geopolitical events and the ongoing effects of the COVID-19 pandemic are adversely affecting the demand for office space in the United States.

Real Estate Operations

As of December 31, 2022, our real estate portfolio was comprised of 21 operating properties, which we also refer to as our owned properties. Our 21 operating properties were approximately 75.6% leased as of December 31, 2022, a decrease from 78.4% leased as of December 31, 2021. The 2.8% decrease in leased space was primarily a result of lease maturities that occurred during the year ended December 31, 2022. As of December 31, 2022, we had approximately 1,524,000 square feet of vacancy in our owned properties compared to approximately 1,496,000 square feet of vacancy at December 31, 2021. During the year ended December 31, 2022, we leased approximately 435,000 square feet of office space, of which approximately 160,000 square feet were with existing tenants, at a weighted average term of 6.4 years. On average, tenant improvements for such leases were $31.86 per square foot, lease commissions were $11.80 per square foot and rent concessions were approximately six months of free rent. Average GAAP base rents under such leases were $33.27 per square foot, or 10.6% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2021.

During 2022, we had no redevelopment properties. On November 16, 2021, we sold a property known as Stonecroft in Chantilly, Virginia and another property located in Chantilly, Virginia for aggregate gross sales proceeds of approximately $40 million. Stonecroft had been our sole redevelopment property prior to its sale.

Our property known as Blue Lagoon in Miami, Florida, was substantially completed during the first quarter of 2021, and had previously been classified as a redevelopment property. As of December 31, 2022, the property had leases signed for 98.5% of the rentable square feet of the property, including one tenant occupying approximately 73.6% of the rentable square feet of the property.

As of December 31, 2022, leases for approximately 6.4% and 13.8% of the square footage in our owned portfolio are scheduled to expire during 2023 and 2024, respectively. As the first quarter of 2023 begins, we believe that our operating properties are stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants. While leasing activity at our properties has continued, we believe that the impact of geopolitical events, current economic conditions and the ongoing effects of the COVID-19 pandemic may limit or delay new tenant leasing during at least the first quarter of 2023 and potentially in future periods.

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

Real Estate Acquisition and Investment Activity

During 2022:

●	we continued to actively explore additional potential real estate investment opportunities.

During 2021:

●	on October 29, 2021, the Company agreed to amend and restate the Sponsored REIT Loan to extend the maturity date from December 6, 2022 to June 30, 2023 and to advance an additional $3.0 million tranche of indebtedness to FSP Monument Circle LLC with the same June 30, 2023 maturity date, effectively increasing the aggregate principal amount of the Sponsored REIT Loan from $21 million to $24 million. In addition, the Company agreed to defer all principal and interest payments due under the Sponsored REIT Loan until the maturity date on June 30, 2023. As part of its consideration for agreeing to amend and restate the Sponsored REIT Loan, the Company obtained from the stockholders of the parent of FSP Monument Circle LLC the right to vote their shares in favor of any sale of the property owned by FSP Monument Circle LLC any time on or after January 1, 2023.
●	we continued to actively explore additional potential real estate investment opportunities.

During 2020:

●	we continued to actively explore additional potential real estate investment opportunities.

Property Dispositions and Assets Held for Sale

During 2022, we sold two office properties located in Broomfield, Colorado on August 31, 2022 for an aggregate sales price of $102.5 million, at a gain of approximately $24.1 million. We also sold an office property in Evanston, Illinois on December 28, 2022 for a sales price of approximately $27.8 million, at a gain of $3.9 million. There were no properties held for sale as of December 31, 2022.

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

During 2020, we sold an office property located in Durham, North Carolina, for a sales price of approximately $89.7 million, at a gain of approximately $41.9 million.

We used the proceeds of the dispositions principally to repay outstanding indebtedness.

The dispositions of these properties did not represent a strategic shift that has a major effect on our operations and financial results. Our current strategy is to continue to invest in the sunbelt and mountain west regions of the United States. Accordingly, the properties sold remained classified within continuing operations for all periods presented.

We continue to believe that the current price of our common stock does not accurately reflect the value of our underlying real estate assets, and we will seek to increase shareholder value by (1) pursuing the sale of select properties where we believe that short to intermediate term valuation potential has been reached and (2) striving to lease vacant space. As we continue to execute this strategy, our revenue, Funds From Operations, and capital expenditures may decrease in the short term. Proceeds from dispositions are intended to be used primarily for the repayment of debt.

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

Impairment

We periodically evaluate our real estate properties for impairment indicators. These indicators may include lower or declining tenant occupancy, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life or legislative, economic or market changes that permanently reduce the value of our investments. If indicators of impairment are present, we evaluate the carrying value of the property by comparing it to its expected future undiscounted cash flows. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to the present value of these expected future cash flows. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. If we misjudge or estimate incorrectly or if future tenant profitability, market or industry factors differ from our expectations, we may record an impairment charge which is inappropriate or fail to record a charge when we should have done so, or the amount of such charges may be inaccurate.

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

Results of Operations

The following table shows financial results for the years ended December 31, 2022 and 2021.

	Year ended December 31,
(in thousands)	2022	2021	Change
Revenues:
Rental	$163,739	$207,581	$(43,842)
Related party revenue:
Management fees and interest income from loans	1,855	1,700	155
Other	21	77	(56)
Total revenues	165,615	209,358	(43,743)
Expenses:
Real estate operating expenses	52,820	60,881	(8,061)
Real estate taxes and insurance	34,620	41,061	(6,441)
Depreciation and amortization	63,808	78,544	(14,736)
General and administrative	13,885	15,898	(2,013)
Interest	22,808	32,273	(9,465)
Total expenses	187,941	228,657	(40,716)

Loss on extinguishment of debt	(78)	(901)	823
Impairment and loan loss reserve	(4,237)	—	(4,237)
Gain on sale of properties, net	27,939	113,134	(85,195)
Income (loss) before taxes and equity in income of non-consolidated REITs	1,298	92,934	(91,636)
Tax expense	204	638	(434)
Equity in income of non-consolidated REITs	—	421	(421)
Net income (loss)	$1,094	$92,717	$(91,623)

Comparison of the year ended December 31, 2022 to the year ended December 31, 2021

Revenues

Total revenues decreased by $43.7 million to $165.6 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $43.8 million primarily due to the sale of thirteen properties during 2021 and 2022 and the loss of rental income from lease expirations during the periods presented. These decreases were partially offset by rental income earned from leases that commenced during the periods presented. Our leased space in our operating properties was 75.6% at December 31, 2022 and 78.4% at December 31, 2021.

This decrease was partially offset by:

●	An increase in interest income of approximately $0.2 million from a higher principal balance on the Sponsored REIT Loan during 2022 compared to 2021.

Expenses

Total expenses decreased by $40.7 million to $187.9 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The decrease was primarily a result of:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $14.5 million primarily attributable to the property dispositions noted above.

●	A decrease in depreciation and amortization of approximately $14.7 million primarily attributable to the property dispositions noted above.
●	A decrease in general and administrative expenses of approximately $2.0 million, which was primarily due to lower personnel costs of $1.3 million and professional fees and expenses of $0.7 million.
●	A decrease in interest expense of approximately $9.5 million. The decrease was primarily from lower interest expense as a result of a lower principal amount of debt outstanding, which was partially offset by higher interest rates during the year ended December 31, 2022 compared to the year ended December 31, 2021. In addition, the decrease was higher in 2022 as a result of interest swap breakage costs in 2021 of $1.9 million related to the repayment of $155 million in term loan debt on June 4, 2021.

Loss on extinguishment of debt

During the year ended December 31, 2022 and 2021, we repaid debt and incurred a loss on extinguishment of debt of $0.1 million and $0.9 million, respectively, related to unamortized deferred financing costs on the dates of the repayments.

Impairment and loan reserve

During the year ended December 31, 2022, we recorded an impairment on a mortgage receivable of $4.2 million.

Gain on sale of properties, net

During the year ended December 31, 2022, we sold two office properties located in Broomfield, Colorado on August 31, 2022 for an aggregate sales price of $102.5 million, at a gain of $24.1 million. We also sold an office property in Evanston, Illinois on December 28, 2022 for a sales price of approximately $27.8 million, at a gain of $3.9 million.

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

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which was $239,000 during the year ended December 31, 2022 compared to $234,000 during the year ended December 31, 2021. We received state tax refunds of $35,000 during the year ended December 31, 2022. We incurred $404,000 in state income taxes as a result of using some net operating loss carryforwards, which are not fully useable for some state income tax purposes during the year ended December 31, 2021

Net income (loss)

Net income for the year ended December 31, 2022 was $1.1 million compared to net income of $92.7 million for the year ended December 31, 2021, for the reasons described above.

The following table shows financial results for the years ended December 31, 2021 and 2020.

	Year ended December 31,
(in thousands)	2021	2020	Change
Revenues:
Rental	$207,581	$244,207	$(36,626)
Related party revenue:
Management fees and interest income from loans	1,700	1,610	90
Other	77	31	46
Total revenues	209,358	245,848	(36,490)
Expenses:
Real estate operating expenses	60,881	66,940	(6,059)
Real estate taxes and insurance	41,061	48,390	(7,329)
Depreciation and amortization	78,544	88,558	(10,014)
General and administrative	15,898	14,997	901
Interest	32,273	36,026	(3,753)
Total expenses	228,657	254,911	(26,254)

Loss on extinguishment of debt	(901)	—	(901)
Gain on sale of properties, net	113,134	41,928	71,206
Income before taxes on income and equity in income of non-consolidated REITs	92,934	32,865	60,069
Tax expense	638	250	388
Equity in income of non-consolidated REITs	421	—	421

Net income	$92,717	$32,615	$60,102

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020

Revenues

Total revenues decreased by $36.5 million to $209.4 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $36.6 million arising primarily from the sale of ten properties during 2021 and a tenant bankruptcy in December 2020 and other losses of rental income from leases that expired after December 31, 2020. These decreases were partially offset by rental income earned from leases commencing after December 31, 2020. Our leased space in our operating properties was 78.4% at December 31, 2021 and 85.0% at December 31, 2020.

Expenses

Total expenses decreased by $26.3 million to $228.7 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The decrease was primarily a result of:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $13.4 million, primarily as a result of the sale of ten properties during 2021.
●	A decrease to depreciation and amortization of approximately $10.0 million, primarily as a result of the sale of ten properties during 2021.
●	A decrease in interest expense of approximately $3.8 million. The decrease was primarily from debt repayments made during 2021 and lower interest rates during the year ended December 31, 2021 compared to the year ended December 31, 2020.

These decreases were partially offset by:

●	An increase in general and administrative expenses of $0.9 million, which was primarily attributable to an increase in public company related expenses.

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

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which decreased $16,000 during the year ended December 31, 2021, as compared to the year ended December 31, 2020. We incurred $404,000 in state income taxes as a result of using some net operating loss carryforwards, which were not fully useable for some state income tax purposes during the year ended December 31, 2021.

Net income

Net income for the year ended December 31, 2021 was $92.7 million compared to a net income of $32.6 million for the year ended December 31, 2020, for the reasons described above.

Non-GAAP Financial Measures

Funds From Operations

The Company evaluates performance based on Funds From Operations, which we refer to as FFO, as management believes that FFO represents the most accurate measure of activity and is the basis for distributions paid to equity holders. The Company defines FFO as net income or loss (computed in accordance with GAAP), excluding gains (or losses) from sales of property, hedge ineffectiveness, acquisition costs of newly acquired properties that are not capitalized and lease acquisition costs that are not capitalized plus depreciation and amortization, including amortization of acquired above and below market lease intangibles and impairment charges on properties or investments in non-consolidated REITs, and after adjustments to exclude equity in income or losses from, and, to include the proportionate share of FFO from, non-consolidated REITs. We exclude FFO from any Sponsored REIT that is consolidated from the calculation of FFO.

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

The calculations of FFO are shown in the following table:

	For the Year December 31,
(in thousands):	2022	2021	2020
Net income	$1,094	$92,717	$32,615
Impairment and loan loss reserve	4,237	—	—
Gain on sale of properties	(27,939)	(113,134)	(41,928)
Equity in income of non-consolidated REITs	—	(421)	—
FFO from non-consolidated REITs	—	421	—
Depreciation and amortization	63,689	78,509	88,244
NAREIT FFO	41,081	58,092	78,931
Lease Acquisition costs	262	387	467

Funds From Operations	$41,343	$58,479	$79,398

Net Operating Income (NOI)

The Company provides property performance based on Net Operating Income, which we refer to as NOI. Management believes that investors are interested in this information. NOI is a non-GAAP financial measure that the Company defines as net income or loss (the most directly comparable GAAP financial measure) plus selling, general and administrative expenses, depreciation and amortization, including amortization of acquired above and below market lease intangibles and impairment charges, interest expense, less equity in earnings of nonconsolidated REITs, interest income, management fee income, hedge ineffectiveness, gains or losses on the sale of assets and excludes non-property specific income and expenses. We exclude the NOI from any Sponsored REIT that is consolidated from the calculation of NOI. The information presented includes footnotes and the data is shown by region with properties owned in the periods presented, which we call Same Store. The comparative Same Store results include properties held for the periods presented and exclude properties that are redevelopment properties. We also exclude properties that have been placed in service, but that do not have operating activity for all periods presented, dispositions and significant nonrecurring income such as bankruptcy settlements and lease termination fees. NOI, as defined by the Company, may not be comparable to NOI reported by other REITs that define NOI differently. NOI should not be considered an alternative to net income or loss as an indication of our performance or to cash flows as a measure of the Company’s liquidity or its ability to make distributions. The calculations of NOI are shown in the following table:

	Net Operating Income (NOI)*
		Year	Year
(in thousands)	Rentable	Ended	Ended	Inc	%
Region	Square Feet	31-Dec-22	31-Dec-21	(Dec)	Change
East	362	$1,889	$2,222	$(333)	(15.0)%
MidWest	935	13,015	10,268	2,747	26.8%
South	2,797	25,226	26,227	(1,001)	(3.8)%
West	2,146	27,108	34,341	(7,233)	(21.1)%
Property NOI from the continuing portfolio	6,240	67,238	73,058	(5,820)	(8.0)%
Dispositions, Non-Operating, Development or Redevelopment		7,344	31,023	(23,679)	(20.3)%
Property NOI		$74,582	$104,081	$(29,499)	(28.3)%

Same Store		$67,238	$73,058	$(5,820)	(8.0)%

Less Nonrecurring
Items in NOI (a)		2,843	510	2,333	(3.2)%

Comparative
Same Store		$64,395	$72,548	$(8,153)	(11.2)%

	Year	Year
	Ended	Ended
Reconciliation to Net income	31-Dec-22	31-Dec-21
Net Income	$1,094	$92,717
Add (deduct):
Loss on extinguishment of debt	78	901
Impairment and loan loss reserve	4,237	—
Gain on sale of property	(27,939)	(113,134)
Management fee income	(1,127)	(1,559)
Depreciation and amortization	63,808	78,544
Amortization of above/below market leases	(118)	(34)
General and administrative	13,886	15,898
Interest expense	22,808	32,273
Interest income	(1,828)	(1,639)
Equity in income of non-consolidated REITs	-	(421)
Non-property specific items, net	(317)	535
Property NOI	$74,582	$104,081
(a)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*	Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

Liquidity and Capital Resources

Cash and cash equivalents were $6.6 million and $40.8 million at December 31, 2022 and December 31, 2021, respectively. The decrease of $34.2 million is attributable to $15.2 million provided by operating activities, plus $74.0 million provided by investing activities less $123.4 million used in financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations, including property dispositions, and our existing availability under the BofA Revolver ($45 million available as of February 10, 2023), will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and property dispositions. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties, property dispositions and our interest costs.

Operating Activities

Cash provided by our operating activities of $15.2 million is primarily attributable to net income of $1.1 million excluding gains on sale of properties of $27.9 million and the impairment of a mortgage loan receivable of $4.2 million plus the add-back of $60.1 million of non-cash expenses, less $8.2 million increase in payments of deferred leasing commissions, a $7.0 million increase in accounts payable and accrued expenses, a $4.5 million increase in lease acquisition costs, a $1.8 million increase in prepaid expenses and other assets, a $0.5 million increase in tenant security deposits and a $0.3 million increase in tenant rent receivables.

Investing Activities

Cash provided by investing activities for the year ended December 31, 2022 of $74.0 million is primarily attributable to proceeds from the sale of three properties of $128.9 million and was partially offset by capital expenditures and office equipment investments of approximately $54.9 million.

Financing Activities

Cash used in financing activities for the year ended December 31, 2022 of $123.4 million is primarily attributable to repayment of the Former BofA Term Loan in the amount of $110.0 million, distributions paid to stockholders in the amount of $54.0 million, stock repurchases in the amount of $4.8 million, and payment of deferred financing costs of $2.6 million, which was partially offset by net borrowings under the BofA Revolver of $48.0 million.

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

BMO Term Loan

On February 10, 2023, the Company entered into a First Amendment to Second Amended and Restated Credit Agreement with the lending institutions party thereto and Bank of Montreal, as administrative agent (the “BMO First Amendment”). The BMO First Amendment amended the Second Amended and Restated Credit Agreement dated September 27, 2018 (as amended by the BMO First Amendment, the “BMO Credit Agreement”) among the Company and the lending institutions party thereto to, among other things, extend the maturity date from January 31, 2024 to October 1, 2024 and change the interest rate from a number of basis points over LIBOR depending on the Company’s credit rating to 300 basis points over SOFR (Secured Overnight Financing Rate). The BMO Credit Agreement initially provided for an unsecured term loan borrowing in the amount of $220 million (the “BMO Term Loan”), of which $125 million remains outstanding. The BMO Term Loan initially consisted of a $55 million tranche A term loan and a $165 million tranche B term loan. On June 4, 2021, the Company repaid the tranche A term loan that was scheduled to mature on November 30, 2021, and incurred a loss on extinguishment of debt of $0.1 million related to unamortized deferred financing costs. On February 10, 2023, as part of the BMO First Amendment, the Company repaid a $40 million portion of the $165 million tranche B term loan, so that $125 million remains outstanding. On or before April 1, 2024, we are required to repay an additional $25 million of the BMO Term Loan. The tranche B term loan matures on October 1, 2024.

Effective February 10, 2023 upon entering into the BMO First Amendment, the BMO Term Loan bears interest at either (i) 300 basis points over one, three or six month term SOFR, plus a corresponding adjustment of 0.11448%, 0.26161% or 0.42826%, respectively, or (ii) 200 basis points over the base rate. Prior to February 10, 2023, the BMO Term Loan bore interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at December 31, 2022) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at December 31, 2022).

The margin over LIBOR rate or base rate was determined based on the Company’s credit rating pursuant to the following grid:

	CREDIT				LIBOR RATE		BASE RATE
LEVEL	RATING				MARGIN		MARGIN
I	A-	/	A3	(or higher)	85.0	bps	—	bps
II	BBB+	/	Baa1		90.0	bps	—	bps
III	BBB	/	Baa2		100.0	bps	—	bps
IV	BBB-	/	Baa3		125.0	bps	25.0	bps
V	<BBB-	/	Baa3		165.0	bps	65.0	bps

Effective February 10, 2023 upon entering into the BMO First Amendment, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its “prime commercial rate”, (ii) the Federal Funds Rate plus 1/2 of 1% (0.50%), (iii) term SOFR for one month plus 1.00% and (iv) 1.00%. If the base rate is being used because SOFR is not able to be determined, base rate is the greater of clauses (i) and, (ii) and (iv). Prior to February 10, 2023, base rate meant, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one-month LIBOR based rate for such day plus 1.00%. As of December 31, 2022, the Company’s credit rating from Moody’s Investors Service was Ba1.

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum, which matured on August 26, 2020. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of December 31, 2022, the effective interest rate on the BMO Term Loan was 4.04% per annum. On June 4, 2021, the Company paid approximately $0.6 million to terminate the portion of the interest rate swap on tranche A, which was scheduled to mature on November 30, 2021. On February 8, 2023, we terminated all remaining interest rate swaps applicable to the BMO Term Loan and, on February 10, 2023, we received an aggregate of approximately $4.3 million as a result of such terminations.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments and repurchases and redemptions of the Company’s common stock; going concern qualifications to our financial statements; and the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. In addition, the BMO Credit Agreement also restricts the Company’s ability to make quarterly dividend distributions that exceed $0.01 per share of the Company’s common stock; provided, however, that notwithstanding such restriction, the Company is permitted to make dividend distributions based on the Company’s good faith estimate of projected or estimated taxable income or otherwise as necessary to retain the Company’s status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which the Company would otherwise be subject. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage.

The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. We were in compliance with the BMO Term Loan financial covenants as of December 31, 2022.

BofA Revolver

On February 10, 2023, the Company entered into a First Amendment to Credit Agreement with Bank of America, N.A., as administrative agent, a letter of credit issuer and a lender (“BofA”), and the other lending institutions party thereto (the “BofA First Amendment”), for a revolving line of credit for borrowings, at the Company’s election, of up to $150 million (the “BofA Revolver”). The BofA First Amendment amended the Credit Agreement dated January 10, 2022 (as amended by the BofA First Amendment, the “BofA Credit Agreement”) among the Company and the lending institutions party thereto to, among other things, extend the maturity date from January 12, 2024 to October 1, 2024, reduce availability for borrowings, at the Company’s election, from up to $237.5 million to up to $150 million, and to change the interest rate from a number of basis points over SOFR depending on the Company’s credit rating to 300 basis points over SOFR. Borrowings made under the BofA Revolver may be revolving loans or letters of credit, the combined sum of which may not exceed $150 million outstanding at any time. Effective October 1, 2023, availability under the BofA Revolver will be reduced to $125 million and, effective April 1, 2024, availability under the BofA Revolver will be further reduced to $100 million. As of December 31, 2022, there were borrowings of $48.0 million drawn and outstanding under the BofA Revolver. As of February 10, 2023, there were borrowings of $105 million drawn and outstanding under the BofA Revolver, which borrowings include $40.0 million that the Company borrowed on February 10, 2023 to repay a portion of the BMO Term Loan. Borrowings made pursuant to the BofA Revolver may be borrowed, repaid and reborrowed from time to time until the maturity date on October 1, 2024.

Effective February 10, 2023 upon entering into the BofA First Amendment, the BofA Revolver bears interest at 300 basis points over either (i) the daily simple SOFR, plus an adjustment of 0.11448%, or (ii) one, three or six month term SOFR, plus a corresponding adjustment of 0.11448%, 0.26161% or 0.42826%, respectively. In addition, under certain circumstances, such as if SOFR was not able to be determined, the BofA Revolver will instead bear interest at 200 basis points over the base rate. Prior to February 10, 2023, borrowings under the BofA Revolver bore interest at a margin over either (i) the daily simple SOFR, plus an adjustment of 0.11448%, or (ii) one, three or six month term SOFR, plus a corresponding adjustment of 0.11448%, 0.26161% or 0.42826%, respectively. In addition, under certain circumstances, such as if SOFR is not able to be determined, the BofA Revolver will instead bear interest at a margin over a specified base rate. Prior to February 10, 2023, the margin over SOFR or, if applicable, the base rate varied depending on the Company’s leverage ratio (1.750% over SOFR and 0.750% over the base rate at December 31, 2022). Effective February 10, 2023 upon entering into the BofA First Amendment, the Company is also obligated to pay an annual facility fee on the unused portion of the BofA Revolver at the rate of 0.350% per annum and, if applicable, letter of credit fees. Prior to February 10, 2023, the Company was also obligated to pay an annual facility fee and, if applicable, letter of credit fees in amounts that were also based on the Company’s leverage ratio. The previous facility fee was assessed against the aggregate amount of lender commitments regardless of usage (0.350% at December 31, 2022). Prior to February 10, 2023, the actual amount of the facility fee, any letter of credit fees, and the margin over SOFR or the base rate was determined based on the per annum percentages in the following grids:

Level	Leverage Ratio	Daily SOFR Rate Loans, Term SOFR Loans and Letter of Credit Fees	Facility Fee	Base Rate Loans
I	< 35.00%	1.550%	0.300%	0.550%
II	≥ 35.00% - < 40.00%	1.650%	0.300%	0.650%
III	≥ 40.00% - < 45.00%	1.750%	0.350%	0.750%
IV	≥ 45.00% - < 50.00%	1.950%	0.350%	0.950%
V	≥ 50.00% - < 55.00%	2.150%	0.350%	1.150%
VI	≥ 55.00%	2.350%	0.400%	1.350%

Prior to February 10, 2023, in the event that the Company was assigned an investment grade credit rating, the Company had a one-time right to elect to convert to a different, credit-based pricing grid with the following per annum percentages:

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

Based upon the Company’s credit rating, as of December 31, 2022, the interest rate on the BofA Revolver was 6.22% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Revolver through December 31, 2022 was approximately 2.52% per annum.

The BofA Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, use of proceeds, the amount of cash and cash equivalents that the Company can have on its balance sheet after giving effect to an advance under the BofA Revolver, and repurchases and redemptions of the Company’s common stock, going concern qualifications to our financial statements, and the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BofA Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio and a minimum unsecured interest coverage ratio. The BofA Credit Agreement also restricts the Company’s ability to make quarterly dividend distributions that exceed $0.01 per share of the Company’s common stock; provided, however, that notwithstanding such restriction, the Company is permitted to make dividend distributions based on the Company’s good faith estimate of projected or estimated taxable income or otherwise as necessary to retain the Company’s status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which the Company would otherwise be subject. The Company was in compliance with the BofA Revolver financial covenants as of December 31, 2022.

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

The Company may use the net proceeds of the BofA Revolver for permitted investments and for working capital and other general business purposes, including for building improvements, tenant improvements and leasing commissions, in each case to the extent permitted under the BofA Credit Agreement.

Former BofA Credit Facility

On July 21, 2016, the Company entered into a First Amendment (the “BofA First Amendment”), and on October 18, 2017, the Company entered into a Second Amendment (the “BofA Second Amendment”), to the Second Amended and Restated Credit Agreement dated October 29, 2014 among the Company, the lending institutions party thereto and BofA, as administrative agent, L/C Issuer and Swing Line Lender (as amended by the BofA First Amendment and the BofA Second Amendment, the “Former BofA Credit Facility”) that continued an existing unsecured revolving line of credit (the “Former BofA Revolver”) and an existing term loan (the “Former BofA Term Loan”). Effective simultaneously with the closing of the Former BofA Credit Agreement on January 10, 2022, the Company delivered a notice to BofA terminating the aggregate lender commitments under the Former BofA Revolver in their entirety. There were no amounts drawn on the Former BofA Revolver as of December 31, 2021 and January 10, 2022.

Former BofA Revolver Highlights

●	The Former BofA Revolver was terminated at the Company’s election effective January 10, 2022.
●	As of December 31, 2021 and January 10, 2022, there were no borrowings under the Former BofA Revolver.

The Former BofA Revolver bore interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.550% over LIBOR at December 31, 2021) or (ii) a margin over the base rate depending on the Company’s credit rating (0.550% over the base rate at December 31, 2021). The Former BofA Credit Facility also obligated the Company to pay an annual facility fee in an amount that is also based on the Company’s credit rating. The facility fee was assessed against the total amount of the Former BofA Revolver, or $600 million (0.30% at December 31, 2021). The amount of any applicable facility fee, and the margin over LIBOR rate or base rate was determined based on the Company’s credit rating pursuant to a pricing grid.

For purposes of the Former BofA Credit Facility, base rate meant, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2021, the Company’s credit rating from Moody’s Investors Service was Ba1.

As of December 31, 2021 and during 2022, there were no borrowings under the Former BofA Revolver. The weighted average interest rate on all amounts outstanding on the Former BofA Revolver during the year ended December 31, 2021 was approximately 1.33% per annum.

Former BofA Term Loan Highlights

●	The Former BofA Term Loan was repaid in its entirety on September 6, 2022.
●	The original principal amount of the Former BofA Term Loan was $400 million. On September 30, 2021, the Company repaid a $90 million portion and on October 25, 2021, the Company repaid a $200 million portion of the Former BofA Term Loan and incurred a loss on extinguishment of debt of $0.7 million related to unamortized deferred financing costs. On September 6, 2022, the Company prepaid the remaining $110 million balance of the Former BofA Term Loan in full and incurred a loss of extinguishment of debt of $0.1 million related to unamortized deferred financing costs.
●	If the Company had not prepaid the Former BofA Term Loan in full on September 6, 2022, the Former BofA Term Loan would have matured on January 12, 2023.

The Former BofA Term Loan bore interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.75% over LIBOR at the date of repayment on September 6, 2022) or (ii) a margin over the base rate depending on the Company’s credit rating (0.750% over the base rate at the date of repayment on September 6, 2022).

The margin over LIBOR rate or base rate was determined based on the Company’s credit rating pursuant to a pricing grid.

For purposes of the Former BofA Credit Facility, base rate meant, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. At the date of repayment on September 6, 2022, the Company’s credit rating from Moody’s Investors Service was Ba1.

The interest rate on the Former BofA Credit Facility was variable through the date of repayment on September 6, 2022. Previously the Company had fixed the base LIBOR interest rate on the Former BofA Term Loan by entering into interest rate swap transactions. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the Former BofA Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ended on September 27, 2021. The weighted average variable interest rate on all amounts outstanding under the Former BofA Term Loan through the date of repayment on September 6, 2022 was approximately 2.65% per annum. Based upon the Company’s credit rating, as of December 31, 2021, the interest rate on the Former BofA Term Loan was 1.84% per annum. The weighted average variable interest rate on all amounts outstanding under the Former BofA Term Loan after the expiration of the interest rate swaps, on September 27, 2021, during the period from September 28 through December 31, 2021, was approximately 1.85% per annum.

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

The Senior Notes bear interest depending on the Company’s credit rating. As of December 31, 2022, the Series A Notes bear interest at 4.49% per annum and the Series B Notes bear interest at 4.76% per annum.

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BofA Credit Agreement and the BMO Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. We were in compliance with the Senior Notes financial covenants as of December 31, 2022.

Equity Offering

From time to time, we may issue debt securities, common stock, preferred stock or depository shares under a registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Stock Repurchases

On June 23, 2021, we announced that our Board of Directors had authorized the repurchase of up to $50 million of the Company’s common stock from time to time in the open market, privately negotiated transactions or other manners as permitted by federal securities laws. The repurchase authorization may be suspended or discontinued at any time. On February 10, 2023, we disclosed in a Current Report on Form 8-K that our Board of Directors had discontinued the repurchase authorization.

Contingencies

As of December 31, 2022, the Sponsored REIT Loan had $24 million principal amount outstanding. The Sponsored REIT Loan is secured by a mortgage on the underlying property and has a current term of less than one year. We anticipate that the Sponsored REIT Loan will be repaid through cash flow from property operations or sale of the underlying property, although the actual amount and timing of any repayment is uncertain and will likely depend on prevailing market conditions at the time of any such sale.

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

To the extent permitted by the BofA Credit Agreement, we intend to draw on the BofA Revolver in the future for a variety of corporate purposes, including for the Sponsored REIT Loan as described below.

Loan to Sponsored REIT

Sponsored REIT Loan

The Sponsored REIT Loan is secured by a mortgage on the underlying property and has a current term of less than one year. We anticipate that the Sponsored REIT Loan will be repaid through cash flow from property operations or sale of the underlying property, although the actual amount and timing of any repayment is uncertain and will likely depend on prevailing market conditions at the time of any such sale.

The Sponsored REIT Loan subjects us to credit risk. However, we believe that our position as asset manager of the Sponsored REIT helps mitigate that risk by providing us with unique insight and the ability to rely on qualitative analysis of the Sponsored REIT. Before making the Sponsored REIT Loan, we considered a variety of subjective factors, including the quality of the underlying real estate, leasing, the financial condition of the Sponsored REIT and local and national market conditions. These factors are subject to change and we do not apply a formula or assign relative weights to the factors. Instead, we make a subjective determination after considering such factors collectively.

Additional information about the Sponsored REIT Loan outstanding as of December 31, 2022, including a summary table of the Sponsored REIT Loan, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our properties from the rental revenue generated by the properties. For the years ended December 31, 2022 and 2021, respectively, the rental income exceeded the expenses for each individual property, with the exception of Pershing Park for the year ended December 31, 2022 and for the three months ended December 31, 2021.

Pershing Park has approximately 160,000 square feet of rentable space, which was 12.4% leased at June 30, 2021 due to a large tenant departure on May 31, 2021. During the three months ended September 30, 2021, we signed a lease with a new tenant. During the three months ended March 31, 2022, we signed an expansion of space with that same tenant. The new lease inclusive of the expansion space is for approximately 101,000 square feet and has commenced. Pershing Park had approximately $1,977,000 of rental income and $2,269,000 of operating expenses for the year ended December 31, 2022, and was 79.2% leased as of December 31, 2022. The property had $125,000 of rental income and $489,000 of operating expenses for the three months ended December 31, 2021.

Rental Income Commitments

Our commercial real estate operations include the leasing of office buildings subject to leases with terms greater than one year. The leases thereon expire at various dates through 2037. Approximate undiscounted cash flows of rental income from non-cancelable operating leases as of December 31, 2022 is:

Year ending
(in thousands)	December 31,
2023	$98,712
2024	90,567
2025	77,525
2026	66,597
2027	56,357
Thereafter (2028-2037)	220,931
$610,689

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2022:

	Payment due by period
Contractual	(in thousands)
Obligations	Total	2023	2024	2025	2026	2027	Thereafter
BofA Revolver (1) (2)	$51,923	$3,818	$48,105	$—	$—	$—	$—
BMO Term Loan Tranche B (3) (4)	172,232	6,666	165,566	—	—	—	—
Series A Notes (3)	126,274	5,208	121,066	—	—	—	—
Series B Notes (3)	103,870	3,998	3,998	3,998	3,998	87,878	—
Operating Lease	787	447	340	—	—	—	—
Total	$455,086	$20,137	$339,075	$3,998	$3,998	$87,878	$—
(1)	Amounts include principal and interest payments.
(2)	Amounts reflect a facility fee calculated as 0.35% of the $237.5 million available to be drawn.
(3)	Amounts include principal and interest payments.
(4)	The BMO Term Loan has an interest rate swap with an effective interest rate of 4.04% per annum as of December 31, 2022, which was used for estimating interest.

The operating lease in the table above consists of our lease of corporate office space, which commenced September 1, 2010, and was amended on October 25, 2016. The amended lease expires on September 30, 2024 and has one five year renewal option. The lease includes a base annual rent and additional rent for our share of taxes and operating costs.

As of December 31, 2022, the Sponsored REIT Loan had $24 million of principal and $2.3 million in accrued interest and exit fees outstanding. Additional information about our Sponsored REIT Loan outstanding as of December 31, 2022, including a summary table of our Sponsored REIT Loan, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

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

At December 31, 2022, 2021 and 2020, we held a common stock interest in 1, 2 and 2 Sponsored REITs, respectively, all of which were fully syndicated and in which we do not share economic benefit or risk.

As of December 31, 2022, the Sponsored REIT Loan had $24 million principal amount outstanding. Additional information about the Sponsored REIT Loan as of December 31, 2022, including a summary table of the Sponsored

REIT Loan, is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. As of December 31, 2022 and December 31, 2021, if market rates on our outstanding borrowings under the BofA Revolver subject to a floating rate increased by 10% at maturity, or approximately 62 basis points, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by approximately $0.3 million. Based upon our credit rating, the interest rate on the BofA Revolver as of December 31, 2022 was SOFR plus an adjustment of 0.11448% plus 175 basis points, or 4.358% per annum. There was $48.0 million drawn on the BofA Revolver as of December 31, 2022. We do not believe that the interest rate risk on the BofA Revolver is material as of December 31, 2022.

Although the interest rate on the BMO Term Loan is variable, the Company fixed the base LIBOR interest rate on the BMO Term Loan by entering into interest rate swap agreements. On February 20, 2019, the Company fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan with interest rate swap agreements (the “2019 BMO Interest Rate Swap”). On June 4, 2021, the Company paid approximately $0.6 million to terminate $55 million in Notional Value on the 2019 BMO Interest Rate Swap, which was scheduled to mature on November 30, 2021. Accordingly, based upon our credit rating, as of December 31, 2022, the interest rate on the BMO Term Loan was 4.04% per annum. The fair value of these interest rate swaps are affected by changes in market interest rates. This interest rate swap was our only derivative instrument as of December 31, 2022. On February 8, 2023, we terminated all remaining interest rate swaps applicable to the BMO Term Loan and, on February 10, 2023, we received an aggregate of approximately $4.3 million as a result of such terminations.

The table below lists our derivative instrument, which is hedging variable cash flows related to interest on our BMO Term Loan as of December 31, 2022 and December 31, 2021 (in thousands):

	Notional	Strike	Effective	Expiration	Fair Value (1) at
(in thousands)	Value	Rate	Date	Date	December 31, 2022	December 31, 2021

2019 BMO Interest Rate Swap	$165,000	2.39%	Aug-20	Jan-24	$4,358	$(5,239)

(1) Classified within Level 2 of the fair value hierarchy.

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

The following table presents, as of December 31, 2022, our contractual variable rate borrowings under our BofA Revolver, which matures on January 12, 2024, under our BMO Term Loan Tranche B, which matures on January

31, 2024, under our Series A Notes, which mature on December 20, 2024, and under our Series B Notes, which mature on December 20, 2027.

	Payment due by period
	(in thousands)
	Total	2023	2024	2025	2026	2027	Thereafter
BofA Revolver	$48,000	$—	$48,000	$—	$—	$—	$—
BMO Term Loan Tranche B	165,000	—	165,000	—	—	—	—
Series A Notes	116,000	—	116,000	—	—	—	—
Series B Notes	84,000	—	—	—	—	84,000	—
Total	$413,000	$—	$329,000	$—	$—	$84,000	$—

Item 8.Financial Statements and Supplementary Data

The information required by this item is included in the financial pages following the Exhibit Index herein and incorporated herein by reference. Reference is made to the Index to Consolidated Financial Statements in Item 15 of Part IV.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 2013 framework.

Based on our assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included elsewhere in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2022. Please see page F-3.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11.Executive Compensation

The response to this item is contained in the Proxy Statement under the captions “COMPENSATION DISCUSSION AND ANALYSIS” and “DIRECTOR COMPENSATION AND STOCK OWNERSHIP GUIDELINES” and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.

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

3.	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Articles of Incorporation, as amended.

3.2 (2)	Amended and Restated By-laws.

4.1 (3)	Description of Securities Registered Under Section 12 of the Exchange Act.

10.1+ (4)	2002 Stock Incentive Plan of FSP Corp.

10.2 (5)	First Amendment to Credit Agreement, dated February 10, 2023, among FSP Corp., Bank of America, N.A. and the other parties thereto.

10.3 (6)	First Amendment to Second Amended and Restated Credit Agreement, dated February 10, 2023, among FSP Corp., Bank of Montreal and the other parties thereto.

10.4 (7)	Credit Agreement, dated January 10, 2022, among FSP Corp., Bank of America, N.A. and the other parties thereto

10.5 (8)	Joinder and Increase Agreement, dated February 10, 2022, among FSP Corp., BankUnited N.A. and Bank of America, N.A., as administrative agent.

10.6 (9)	Second Amended and Restated Credit Agreement, dated September 27, 2018, among FSP Corp., Bank of Montreal and the other parties thereto.

10.7 (10)	Second Amended and Restated Credit Agreement, dated October 29, 2014, among FSP Corp., Bank of America, N.A. and the other parties thereto.

10.8 (11)	First Amendment to Second Amended and Restated Credit Agreement, dated July 21, 2016, among FSP Corp., Bank of America, N.A. and the other parties thereto.

10.9 (12)	Second Amendment to Second Amended and Restated Credit Agreement, dated October 18, 2017, among FSP Corp., Bank of America, N.A., and the other parties thereto.

10.10 (13)	Amended and Restated Credit Agreement, dated August 2, 2018, among FSP Corp., JPMorgan Chase Bank, N.A. and the other parties thereto.

10.11 (14)	Note Purchase Agreement, dated October 24, 2017, among FSP Corp. and the other parties named therein as purchasers.

10.12+(15)	Form of Retention Agreement.

10.13+(16)	Change in Control Discretionary Plan.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from FSP Corp.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibit 3.1 to FSP Corp.’s Quarterly Report on Form 10-Q filed on July 30, 2019 (File No. 001-32470).

(2)	Incorporated by reference to Exhibit 3.1 to FSP Corp.’s Current Report on Form 8-K, filed on February 3, 2023 (File No. 001-32470).

(3)	Incorporaterd by reference to Exhibit 10.1 to FSP Corp.’s Annual Report on Form 10-K, filed on February 15, 2022 (File No. 001-32470).

(4)	Incorporaterd by reference to Exhibit 10.1 to FSP Corp.’s Annual Report on Form 10-K, filed on March 29, 2002 (File No. 001-32470).

(5)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on February 10, 2023 (File No. 001-32470).

(6)	Incorporated by reference to Exhibit 10.2 to FSP Corp.’s Current Report on Form 8-K, filed on February 10, 2023 (File No. 001-32470).

(7)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on January 12, 2022 (File No. 001-32470).

(8)	Incorporated by reference to Exhibit 10.3 to FSP Corp.’s Annual Report on Form 10-K, filed on February 15, 2022 (File No. 001-32470).

(9)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on September 27, 2018 (File No. 001-32470).

(10)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on October 29, 2014 (File No. 001-32470).

(11)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on July 27, 2016 (File No. 001-32470).

(12)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on October 24, 2017 (File No. 001-32470)

(13)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on August 2, 2018 (File No. 001-32470).

(14)	Incorporated by reference to Exhibit 10.4 to FSP Corp.’s Current Report on Form 8-K, filed on October 24, 2017 (File No. 001-32470)

(15)	Incorporated by reference to Exhibit 10.5 to FSP Corp.’s Annual Report on Form 10-K, filed on February 24, 2006 (File No. 001-32470).

(16)	Incorporated by reference to Exhibit 99.2 to FSP Corp.’s Current Report on Form 8-K, filed on February 8, 2006 (File No. 001-32470).

+	Management contract or compensatory plan or arrangement filed as an Exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

*	Filed herewith.

Item 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of February 14, 2023 by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

By:	/s/ George J. Carter
George J. Carter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter	Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2023
George J. Carter

/s/ John G. Demeritt	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 14, 2023
John G. Demeritt

/s/ John N. Burke	Director	February 14, 2023
John N. Burke

/s/ Brian N. Hansen	Director	February 14, 2023
Brian N. Hansen

/s/ Kenneth A. Hoxsie	Director	February 14, 2023
Kenneth A. Hoxsie

/s/ Dennis J. McGillicuddy	Director	February 14, 2023
Dennis J. McGillicuddy

/s/ Georgia Murray	Director	February 14, 2023
Georgia Murray

/s/ Kathryn P. O’Neil	Director	February 14, 2023
Kathryn P. O’Neil

/s/ Milton P. Wilkins Jr.	Director	February 14, 2023
Milton P. Wilkins Jr.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Franklin Street Properties Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited Franklin Street Properties Corp.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Franklin Street Properties Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022 and the related notes and financial statement schedules listed in the index at Item 15(a)(2) and our report dated February 14, 2023 expressed an unqualified opinion thereon.

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

February 14, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Franklin Street Properties Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Street Properties Corp. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022 and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 14, 2023 expressed an unqualified opinion thereon.

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

Measurement of related party mortgage loan receivable

Description of the Matter

The Company’s related party mortgage loan portfolio consisted of a loan with a principal balance outstanding of $24 million as of December 31, 2022. The Company determined that an allowance for loan loss of $4.2 million was required for this loan. As discussed in Note 3 to the consolidated financial statements, management evaluates whether a loss has been incurred based on expected performance, cash flow and the value of underlying real estate for secured lending.

Auditing the Company’s estimate of the allowance for loan losses for mortgage loans involved a high degree of subjectivity in evaluating management’s assumptions used in the valuation of underlying real estate for secured lending.

How We Addressed the Matter in Our Audit

We tested the design and operating effectiveness of the Company’s controls over the allowance for loan loss process. This included controls over the valuation of real estate collateral for secured lending.

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

Impairment assessment of real estate assets

Description of the Matter

The Company’s real estate assets, net totaled $1.1 billion as of December 31, 2022. As described in Note 2 to the consolidated financial statements, the Company reviews its properties to determine if their carrying amounts will be recovered from future operating cash flows if certain indicators of impairment are identified.

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
Boston, Massachusetts
February 14, 2023

Franklin Street Properties Corp.

Consolidated Balance Sheets

	December 31,
(in thousands)	2022	2021

Assets:
Real estate assets:
Land	$126,645	$146,844
Buildings and improvements	1,388,869	1,457,209
Fixtures and equipment	11,151	11,404
	1,526,665	1,615,457
Less accumulated depreciation	423,417	424,487
Real estate assets, net	1,103,248	1,190,970

Acquired real estate leases, less accumulated amortization of $20,243 and $40,423, respectively	10,186	14,934
Cash, cash equivalents and restricted cash	6,632	40,751
Tenant rent receivables	2,201	1,954
Straight-line rent receivable	52,739	49,024
Prepaid expenses and other assets	6,676	4,031
Other assets: derivative asset	4,358	—
Related party mortgage loan receivable, less allowance for credit loss of $4,237 and $0, respectively	19,763	24,000
Office computers and furniture, net of accumulated depreciation of $1,115 and $1,198, respectively	154	198
Deferred leasing commissions, net of accumulated amortization of $19,043 and $21,099, respectively	35,709	38,311

Total assets	$1,241,666	$1,364,173

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2022	2021

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$48,000	$—
Term loans payable, less unamortized financing costs of $250 and $714, respectively	164,750	274,286
Series A & Series B Senior Notes, less unamortized financing costs of $494 and $658, respectively	199,506	199,342
Accounts payable and accrued expenses	50,366	89,493
Accrued compensation	3,644	4,704
Tenant security deposits	5,710	6,219
Lease liability	759	1,159
Other liabilities: derivative liabilities	—	5,239
Acquired unfavorable real estate leases, less accumulated amortization of $574 and $2,285, respectively	195	528

Total liabilities	472,930	580,970

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 103,235,914 and 103,998,520 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,334,776	1,339,226
Accumulated other comprehensive income (loss)	4,358	(5,239)
Distributions in excess of accumulated earnings	(570,408)	(550,794)

Total stockholders’ equity	768,736	783,203

Total liabilities and stockholders’ equity	$1,241,666	$1,364,173

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Income

	For the Year Ended
	December 31,
(in thousands, except per share amounts)	2022	2021	2020

Revenues:
Rental	$163,739	$207,581	$244,207
Related party revenue:
Management fees and interest income from loans	1,855	1,700	1,610
Other	21	77	31
Total revenues	165,615	209,358	245,848
Expenses:
Real estate operating expenses	52,820	60,881	66,940
Real estate taxes and insurance	34,620	41,061	48,390
Depreciation and amortization	63,808	78,544	88,558
General and administrative	13,885	15,898	14,997
Interest	22,808	32,273	36,026
Total expenses	187,941	228,657	254,911

Loss on extinguishment of debt	(78)	(901)	—
Impairment and loan loss reserve	(4,237)	—	—
Gain on sale of properties, net	27,939	113,134	41,928
Income before taxes and equity in income of non-consolidated REITs	1,298	92,934	32,865
Tax expense	204	638	250
Equity in income of non-consolidated REITs	—	421	—

Net income	$1,094	$92,717	$32,615

Weighted average number of shares outstanding, basic and diluted	103,338	106,667	107,303

Net income per share, basic and diluted	$0.01	$0.87	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Comprehensive Income (Loss)

	For the
	Year Ended
	December 31,
(in thousands)	2022	2021	2020

Net income	$1,094	$92,717	$32,615

Other comprehensive income:
Unrealized gain (loss) on derivative financial instruments	9,597	12,072	(12,629)

Total other comprehensive income (loss)	9,597	12,072	(12,629)

Comprehensive income	$10,691	$104,789	$19,986

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2019	107,269	11	$1,356,794	$(4,682)	$(565,727)	$786,396
Comprehensive income (loss)	—	—	—	(12,629)	32,615	19,986
Shares issued for:						—
Equity-based compensation	59	—	337	—	—	337
Distributions	—	—	—	—	(38,628)	(38,628)
Balance, December 31, 2020	107,328	11	1,357,131	(17,311)	(571,740)	768,091
Comprehensive income	—	—	—	12,072	92,717	104,789
Repurchased shares	(3,396)	(1)	(18,243)			(18,244)
Shares issued for:						—
Equity-based compensation	67	—	338	—	—	338
Distributions	—	—	—	—	(71,771)	(71,771)
Balance, December 31, 2021	103,999	10	1,339,226	(5,239)	(550,794)	783,203
Comprehensive income	—	—	—	9,597	1,094	10,691
Repurchased shares	(847)	—	(4,843)			(4,843)
Shares issued for:						—
Equity-based compensation	84	—	393	—	—	393
Distributions	—	—	—	—	(20,708)	(20,708)
Balance, December 31, 2022	103,236	$10	$1,334,776	$4,358	$(570,408)	$768,736

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$1,094	$92,717	$32,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	65,697	81,041	91,581
Amortization of above and below market leases	(118)	(34)	(313)
Shares issued as compensation	394	338	337
Loss on extinguishment of debt	78	901	—
Impairment and loan loss reserve	4,237	—	—
Gain on sale of properties, net	(27,939)	(113,134)	(41,928)
Equity in income of non-consolidated REITs	—	(421)	—
Distributions from non-consolidated REITs	—	421	—
Decrease in allowance for doubtful accounts and write-off of accounts receivable	—	—	(13)
Changes in operating assets and liabilities:
Tenant rent receivables	(247)	5,702	(3,792)
Straight-line rents	(5,895)	(3,930)	(1,685)
Lease acquisition costs	(4,494)	(2,353)	(2,123)
Prepaid expenses and other assets	(1,805)	82	(129)
Accounts payable and accrued expenses	(5,983)	(11,096)	7,785
Accrued compensation	(1,060)	786	518
Tenant security deposits	(509)	(2,458)	(669)
Payment of deferred leasing commissions	(8,216)	(12,200)	(13,735)
Net cash provided by operating activities	15,234	36,362	68,449
Cash flows from investing activities:
Property improvements, fixtures and equipment	(54,910)	(64,833)	(77,919)
Investment in related party mortgage loan receivable	—	(3,000)	—
Proceeds received from sales of properties	128,949	573,307	88,958
Net cash provided by investing activities	74,039	505,474	11,039
Cash flows from financing activities:
Distributions to stockholders	(53,988)	(38,491)	(38,628)
Stock repurchases	(4,843)	(18,244)	—
Borrowings under bank note payable	90,000	91,500	105,000
Repayments of bank note payable	(42,000)	(95,000)	(101,500)
Repayment of term loans payable	(110,000)	(445,000)	(50,000)
Deferred financing costs	(2,561)	—	—
Net cash used in financing activities	(123,392)	(505,235)	(85,128)
Net increase (decrease) in cash, cash equivalents and restricted cash	(34,119)	36,601	(5,640)
Cash, cash equivalents and restricted cash, beginning of year	40,751	4,150	9,790
Cash, cash equivalents and restricted cash, end of period	$6,632	$40,751	$4,150

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2022	2021	2020

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$21,085	$30,141	$33,060
Taxes on income	$667	$454	$477
Non-cash investing and financing activities:
Accrued dividend	$—	$33,280	$—
Accrued costs for purchase of real estate assets	$9,962	$4,715	$8,625

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Notes to the Consolidated Financial Statements

1.   Organization

Franklin Street Properties Corp. (“FSP Corp.” or the “Company”), holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC, FSP Holdings LLC and FSP Protective TRS Corp. FSP Property Management LLC provides asset management and property management services. The Company also has a non-controlling common stock interest in one corporation organized to operate as a real estate investment trust (“REIT”). The Company refers to this REIT and similarly structured past REITs collectively as the “Sponsored REIT” or the “Sponsored REITs”, as the context requires.

As of December 31, 2022, the Company owned and operated a portfolio of real estate consisting of 21 operating properties, one managed Sponsored REIT and held one promissory note secured by a mortgage on real estate owned by a Sponsored REIT. From time-to-time, the Company may acquire real estate or make additional secured loans. The Company may also pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, or for geographic or property specific reasons.

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

Investments in non-consolidated REITs

As of December 31, 2022, the Company has a non-controlling common stock interest in one Sponsored REIT in which the Company no longer shares in economic benefit or risk. The Company had a non-controlling common stock interest in another Sponsored REIT and a non-controlling preferred stock interest in two additional Sponsored REITs, each of which were liquidated during 2019 or 2018. The Company exercised influence over, but did not control these entities and investments were accounted for using the equity method. Under the equity method of accounting, the Company's cost basis was adjusted by its share of the Sponsored REITs' earnings or losses.

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

We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct a proposed sale of the property or merger of the company. In addition, we consider the rights of other investors to participate in those decisions, to replace the manager and to amend the corporate charter. We determine whether we are the primary beneficiary of a VIE at the time we become involved with a variable interest entity and reconsider that conclusion upon a reconsideration event. As of December 31, 2022, our relationship with FSP Monument Circle LLC was considered a VIE for which we are not the primary beneficiary. Our maximum exposure to losses associated with this VIE is limited to the outstanding Sponsored REIT Loan net of the allowance for credit loss, the related accrued interest receivable and an exit fee receivable, which were in aggregate approximately $22.1 million and $24.5 million at December 31, 2022 and 2021, respectively. The accrued interest and exit fee receivables are included in prepaid expenses and other assets in the consolidated balance sheet and are approximately $2.3 million and $0.5 million at December 31, 2022 and 2021, respectively. The relationships and investments related to the entity in which we have a variable interest with are summarized in Note 3, Related Party Transactions and Investments in Non-Consolidated Entities.

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

The Company reviews its properties to determine if their carrying amounts will be recovered from future operating cash flows if certain indicators of impairment are identified at those properties. These indicators may include lower or declining tenant occupancy, weak or declining tenant profitability, cash flows or liquidity, the Company’s decision to dispose of an asset before the end of its estimated useful life or legislative, economic, or market changes that permanently reduce the value of the Company’s investment. If indicators of impairment are present, the Company evaluates the carrying value of the property by comparing it to its expected future undiscounted cash flow. If the Company determines that impairment has occurred, the affected assets are reduced to their fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows are considered on an undiscounted basis in the analysis that the Company conducts to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized. The Company did not recognize any impairment losses for the years ended December 31, 2022, 2021 and 2020.

Acquired Real Estate Leases and Amortization

Acquired real estate leases represent costs associated with acquiring an in-place lease (i.e., the market cost to execute a similar lease, including leasing commission, tenant improvements, legal, vacancy and other related costs) and the value relating to leases with rents above the market rate. Amortization is computed using the straight-line method over the term of the leases, which range from 12 months to 154 months. Amortization of these combined components was approximately $4.5 million, $8.2 million and $12.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Amortization related to costs associated with acquiring an in-place lease is included in depreciation and amortization on the consolidated statements of income. Amortization related to leases with rents above the market rate is offset against the rental revenue in the consolidated statements of income. The estimated annual amortization expense for the five years and thereafter following December 31, 2022 is as follows:

(in thousands)	December 31,
2023	$2,999
2024	2,591
2025	1,938
2026	1,761
2027	415
2028 and thereafter	482

Acquired Unfavorable Real Estate Leases and Amortization

Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate. Amortization is computed using the straight-line method over the term of the leases, which range from 12 months to 151 months. Amortization expense was approximately $0.2 million, $0.5 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Amortization related to leases with rents below the market rate is included with rental revenue in the consolidated statements of income. The estimated annual amortization for the five years and thereafter following December 31, 2022 is as follows:

(in thousands)	December 31,
2023	$74
2024	56
2025	24
2026	15
2027	7
2028 and thereafter	19

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

	December 31,	December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$3,739	$34,308
Restricted cash	2,893	6,443
Total cash, cash equivalents and restricted cash	$6,632	$40,751

Restricted Cash

Restricted cash consists of tenant security deposits, which are required by law in some states or by contractual agreement to be kept in a segregated account, and escrows arising from property sales. Tenant security deposits are refunded when tenants vacate, provided that the tenant has not damaged the property.

Cash held in escrow is paid based on the terms of the closing agreement for the sale. Restricted cash also may include funds segregated for specific tenant improvements per lease agreements.

Tenant Rent Receivables

Tenant rent receivables are expected to be collected within one year. The Company provided an allowance for doubtful accounts based on collectability. The Company recognizes the effect of a change in its assessment of whether the collectability of operating lease receivables are probable as an adjustment to lease income rather than bad debt expense.

Related Party Mortgage Loan Receivable

Management monitors and evaluates the secured loans compared to the expected performance, cash flow and value of the underlying real estate.

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

Straight-line Rent Receivable

Certain leases provide for fixed rent increases over the term of the lease. Rental revenue is recognized on a straight-line basis over the related lease term; however, billings by the Company are based on the lease agreements. Straight-line rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, was $52.7 million, $49.0 million and $67.8 million at December 31, 2022, 2021 and 2020, respectively. Prior to 2020, the Company provided an allowance for doubtful accounts based on collectability. The Company recognized the effect of a change in its assessment of whether the collectability of operating lease receivables are probable as an adjustment to lease income rather than bad debt expense. The reserve was eliminated during 2020.

Deferred Leasing Commissions

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements. Amortization expense was approximately $7.1 million, $10.7 million and $9.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The estimated annual amortization for the five years and thereafter following December 31, 2022 is as follows:

(in thousands)	December 31,
2023	$7,254
2024	5,174
2025	4,313
2026	3,602
2027	3,206
2028 and thereafter	12,160

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

	Year Ended
	December 31,
(in thousands)	2022	2021	2020
Income from leases	$107,990	$148,705	$180,899
Reimbursable expenses	49,736	54,825	61,310
Straight-line rent adjustment	5,895	4,017	1,685
Amortization of favorable and unfavorable leases	118	34	313
	$163,739	$207,581	$244,207

Related Party and Other Revenue - Property and asset management fees, interest income on loans and other income are recognized when the related services are performed and the earnings process is complete.

Segment Reporting

The Company is a REIT focused on real estate investments primarily in the office market and currently operates in only one segment: real estate operations.

Income Taxes

Taxes on income for the years ended December 31, 2022, 2021 and 2020 represent taxes incurred by FSP Protective TRS Corp, which is a taxable REIT subsidiary, and the State of Texas franchise tax applicable to FSP Corp., which is classified as an income tax for reporting purposes.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2022, 2021 and 2020. The denominator used for calculating basic and diluted net income per share was 103,338,000, 106,667,000 and 107,303,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Recent Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company does note anticipate that the adoption of ASU 2020-04 will have a material impact on the consolidated financial statements.

3.   Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs

The Company held a common stock interest in 1, 2 and 2 Sponsored REITs at December 31, 2022, 2021 and 2020, respectively. The Company held a non-controlling preferred stock investment in two Sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), each of which were liquidated during the three months ended September 30, 2018.

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
$421

Non-consolidated REITs

As of December 31, 2022, the Company has a non-controlling common stock interest in one Sponsored REIT in which the Company no longer shares in economic benefit or risk.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents, and the applicable contracts are cancelable with 30 day notice. Asset management fee income from non-consolidated entities amounted to approximately $28,000, $61,000 and $71,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The Company anticipates that the Sponsored REIT Loan will be repaid through cash flow from property operations or sale of the underlying property, although the actual amount and timing of any repayment is uncertain and will likely depend on prevailing market conditions at the time of any such sale.

The following is a summary of the Sponsored REIT Loan outstanding as of December 31, 2022:

			Maximum	Amount	Interest
(dollars in thousands, except footnotes)		Maturity	Amount	Outstanding	Rate at
Sponsored REIT	Location	Date	of Loan	31-Dec-22	31-Dec-22

Mortgage loan secured by property
FSP Monument Circle LLC (1)	Indianapolis, IN	30-Jun-23	$24,000	$24,000	7.51%

			$24,000	$24,000
(1)This mortgage loan includes an origination fee of $164,000 and an exit fee of $38,000 when repaid by the borrower.

The Company recognized interest income and fees from the Sponsored REIT Loans of approximately $1.8 million, $1.6 million and $1.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

On October 29, 2021, the Company agreed to amend and restate its existing Sponsored REIT Loan to FSP Monument Circle LLC to extend the maturity date from December 6, 2022 to June 30, 2023 and to advance an additional $3.0 million tranche of indebtedness to FSP Monument Circle LLC with the same June 30, 2023 maturity date, effectively increasing the aggregate principal amount of the Sponsored REIT Loan from $21 million to $24 million. In addition, the Company agreed to defer all principal and interest payments due under the Sponsored REIT Loan until the maturity date on June 30, 2023. As part of its consideration for agreeing to amend and restate the Sponsored REIT Loan, the Company obtained from the stockholders of the parent of FSP Monument Circle LLC the right to vote their shares in favor of any sale of the property owned by FSP Monument Circle LLC any time on or after January 1, 2023. The amended and restated Sponsored REIT Loan qualified as a troubled debt restructuring. There were no commitments to lend additional funds to the Sponsored REIT and the loan is collateralized by the mortgage held on the Sponsored REIT’s property and by cash accounts, as of December 31, 2022.

As of December 31, 2021 and 2020, we did not have an allowance for credit losses recorded on our consolidated balance sheet. We recorded a $4.2 million increase in our provision for credit losses during the year ended December 31, 2022. The change in the allowance for credit losses during the year ended December 31, 2022 is primarily due to the deterioration within the current real estate market, changes to key assumptions applied within our financial model to reflect these market changes, such as the exit capitalization and discount rates, and due to an increase in the accrued interest receivable balance. The following table presents a roll-forward of our allowance for credit losses.

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020

Beginning allowance for credit losses	$—	$—	$—
Additional increases to the allowance for credit losses	4,237	—	—
Ending allowance for credit losses	$4,237	$—	$—

The following is quantitative information about significant unobservable inputs in our Level 3 measurement of the collateral of the Sponsored REIT Loan measured at fair value on a nonrecurring basis:

	Fair Value (1) at		Significant	Range		Weighted
Description	December 31, 2022	Valuation Technique	Unobservable Input	Min	Max	Average (2)
	(in thousands)

Sponsored REIT Loan	$19,763	Discounted Cash Flows	Exit Cap Rate	7.50%	7.50%	7.50%
			Discount Rate	9.50%	9.50%	9.50%

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

BMO Term Loan

On September 27, 2018, the Company entered into a Second Amended and Restated Credit Agreement with the lending institutions party thereto and Bank of Montreal, as administrative agent (the “BMO Credit Agreement”). Subsequent to December 31, 2022, on February 10, 2023, the BMO Credit Agreement was amended. See Note 11 in these Consolidated Financial Statements for additional disclosure regarding the amendment. Unless otherwise indicated, all of the information in this description of the BMO Term Loan is as of December 31, 2022. The BMO Credit Agreement provides for a single, unsecured term loan borrowing in the initial amount of $220 million (the “BMO Term Loan”), of which $165 million remained fully advanced and outstanding as of December 31, 2022. The BMO Term Loan initially consisted of a $55 million tranche A term loan and a $165 million tranche B term loan. On June 4, 2021, the Company repaid the tranche A term loan that was scheduled to mature on November 30, 2021, and incurred a loss on extinguishment of debt of $0.1 million related to unamortized deferred financing costs. The repayment was made with a portion of the proceeds from the May 27, 2021 sales of three properties located in Atlanta, Georgia. The $165 million tranche B term loan matures on January 31, 2024. The BMO Credit Agreement also includes an accordion feature that allows up to $100 million of additional loans, subject to receipt of lender commitments and satisfaction of certain customary conditions.

As of December 31, 2022, the BMO Term Loan bears interest at either (i) a number of basis points over LIBOR depending on the Company’s credit rating (165 basis points over LIBOR at December 31, 2022) or (ii) a number of basis points over the base rate depending on the Company’s credit rating (65 basis points over the base rate at December 31, 2022). The margin over LIBOR rate or base rate is determined based on the Company’s credit rating pursuant to the following grid:

	Credit				LIBOR Rate		Base Rate
Level	Rating				Margin		Margin
I	A-	/	A3	(or higher)	85.0	bps	—	bps
II	BBB+	/	Baa1		90.0	bps	—	bps
III	BBB	/	Baa2		100.0	bps	—	bps
IV	BBB-	/	Baa3		125.0	bps	25.0	bps
V	<BBB-	/	Baa3		165.0	bps	65.0	bps

For purposes of the BMO Term Loan, base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2022, the Company’s credit rating from Moody’s Investors Service was Ba1.

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, the Company entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum, which matured on August 26, 2020. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of December 31, 2022, the effective interest rate on the BMO Term Loan was 4.04% per annum. On June 4, 2021, the Company paid approximately $0.6 million to terminate the portion of the interest rate swap on the tranche A term loan, which was scheduled to mature on November 30, 2021.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of December 31, 2022.

BofA Revolver

On January 10, 2022, the Company entered into a Credit Agreement (the “BofA Credit Agreement”) with Bank of America, N.A., as administrative agent, a letter of credit issuer and a lender (“BofA”), and the other lending institutions party thereto, for a new revolving line of credit for borrowings, at the Company’s election, of up to $217.5 (the “BofA Revolver”). On February 10, 2022, the Company increased its BofA Revolver availability by $20.0 million to $237.5 million as part of the accordion feature that is available to increase borrowing capacity. Borrowings made under the BofA Revolver may be revolving loans or letters of credit, the combined sum of which may not exceed $237.5 million outstanding at any time. Subsequent to December 31, 2022, on February 10, 2023, the BofA Credit Agreement was amended. See Note 11 in these Consolidated Financial Statements for additional disclosure regarding the amendment. Unless otherwise indicated, all of the information in this description of the BofA Revolver is as of December 31, 2022. As of December 31, 2022, there were borrowings of $48.0 million drawn and outstanding under the BofA Revolver. Borrowings made pursuant to the BofA Revolver may be borrowed, repaid and reborrowed from time to time until the maturity date on January 12, 2024. The Company has the right to request an extension of the maturity date, subject to acceptance by the lenders and satisfaction of certain other customary conditions. The BofA Revolver includes an accordion feature that allows the Company to request an increase in borrowing capacity to an amount not exceeding $750 million in the aggregate, subject to receipt of lender commitments and satisfaction of certain customary conditions.

As of December 31, 2022, borrowings under the BofA Revolver bear interest at a margin over either (i) the daily simple Secured Overnight Financing Rate (“SOFR”), plus an adjustment of 0.11448%, or (ii) one, three or six month term SOFR, plus a corresponding adjustment of 0.11448%, 0.26161% or 0.42826%, respectively. In addition, under certain circumstances, such as if SOFR is not able to be determined, the BofA Revolver will instead bear interest at a margin over a specified base rate. The margin over SOFR or, if applicable, the base rate varies depending on the Company’s leverage ratio (1.750% over SOFR and 0.750% over the base rate at December 31, 2022). The Company is also obligated to pay an annual facility fee and, if applicable, letter of credit fees in amounts that are also based on the Company’s leverage ratio. The facility fee is assessed against the aggregate amount of lender commitments regardless of usage (0.350% at December 31, 2022). The actual amount of the facility fee, any letter of credit fees, and the margin over SOFR or the base rate is determined based on the per annum percentages in the following grids:

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

Based upon the Company’s credit rating, as of December 31, 2022, the interest rate on the BofA Revolver was 6.22% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Revolver through December 31, 2022 was approximately 2.52% per annum.

The BofA Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BofA Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio and a minimum unsecured interest coverage ratio. The BofA Credit Agreement also restricts the Company’s ability to make dividend distributions that exceed of 95% of the Company’s good faith estimate of projected funds from operations for the applicable fiscal year; provided, however, that notwithstanding such restriction, the Company is permitted to make dividend distributions based on the Company’s good faith estimate of projected or estimated taxable income or otherwise as necessary to retain the Company’s status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which the Company would otherwise be subject. The Company was in compliance with the BofA Revolver financial covenants as of December 31, 2022.

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

Former BofA Credit Facility

On July 21, 2016, the Company entered into a First Amendment (the “BofA First Amendment”), and on October 18, 2017, the Company entered into a Second Amendment (the “BofA Second Amendment”), to the Second Amended and Restated Credit Agreement dated October 29, 2014 among the Company, the lending institutions party thereto and BofA, as administrative agent, L/C Issuer and Swing Line Lender (as amended by the BofA First Amendment and the BofA Second Amendment, the “Former BofA Credit Facility”) that continued an existing unsecured revolving line of credit (the “Former BofA Revolver”) and an existing term loan (the “Former BofA Term Loan”). Effective simultaneously with the closing of the BofA Credit Agreement on January 10, 2022, the Company delivered a notice to BofA terminating the aggregate lender commitments under the Former BofA Revolver in their entirety.

For purposes of the Former BofA Credit Facility, base rate meant, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2022, the Company’s credit rating from Moody’s Investors Service was Ba1.

As of December 31, 2021, and during 2022, there were no borrowings under the Former BofA Revolver. The weighted average interest rate on all amounts outstanding on the Former BofA Revolver during the year ended December 31, 2021 was approximately 1.33% per annum.

Former BofA Term Loan Highlights

●	The Former BofA Term Loan was repaid in its entirety on September 6, 2022.
●	The original principal amount of the BofA Term Loan was $400 million. On September 30, 2021, the Company repaid a $90 million portion and on October 25, 2021, the Company repaid a $200 million portion of the Former BofA Term Loan and incurred a loss on extinguishment of debt of $0.7 million related to unamortized deferred financing costs. On September 6, 2022, the Company prepaid the remaining $110 million balance of the Former BofA Term Loan in full and incurred a loss on extinguishment of debt of $0.1 million related to unamortized deferred financing costs. As of December 31, 2022, there was no balance outstanding under the Former BofA Term Loan.

●	If the Company had not prepaid the Former BofA Term Loan on September 6, 2022, the Former BofA Term Loan would have matured by its own terms on January 12, 2023.

The Former BofA Term Loan bore interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.75% over LIBOR at the date of repayment on September 6, 2022) or (ii) a margin over the base rate depending on the Company’s credit rating (0.75% over the base rate at the date of repayment on September 6, 2022).

The interest rate on the Former BofA Term Loan was variable through the date of prepayment on September 6, 2022. Previously the Company had fixed the base LIBOR interest rate on the Former BofA Term Loan by entering into interest rate swap transactions. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the Former BofA Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ended on September 27, 2021. The weighted average variable interest rate on all amounts outstanding under the Former BofA Term Loan through the date of repayment on September 6, 2022, was approximately 2.65% per annum. Based upon the Company’s credit rating, as of December 31, 2021, the interest rate on the Former BofA Term Loan was 1.84% per annum. The weighted average variable interest rate on all amounts outstanding under the Former BofA Term Loan after the expiration of the interest rate swaps, on September 27, 2021, during the period from September 28 through December 31, 2021, was approximately 1.85% per annum.

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

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BofA Credit Agreement and the BMO Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. The Company was in compliance with the Senior Notes financial covenants as of December 31, 2021.

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

The following table summarizes the notional and fair value of our derivative financial instruments at December 31, 2022. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair Value (1) at
(in thousands)	Value	Rate	Date	Date	December 31, 2022	December 31, 2021
2019 BMO Interest Rate Swap	$165,000	2.39%	Aug-20	Jan-24	$4,358	$(5,239)
(1) Classified within Level 2 of the fair value hierarchy.

The 2019 BMO Interest Rate Swap was reported as an asset with a fair value of approximately $4.4 million and a liability of approximately $5.2 million at December 31, 2022 and December 31, 2021, respectively. The balance is included in other assets: derivative asset and other liabilities: derivative liabilities in the consolidated balance sheet at December 31, 2022 and December 31, 2021, respectively.

The gain/(loss) on the Company’s Interest Rate Swaps that was recorded in OCI and the accompanying consolidated statements of income as a component of interest expense for the years ended December 31, 2022, 2021 and 2020, respectively, was as follows:

(in thousands)	Year Ended December 31,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2022	2021	2020

Amounts of gain (loss) recognized in OCI	$8,451	$3,786	$(20,380)
Amounts of previously recorded loss reclassified from OCI into Interest Expense	$(1,146)	$(8,286)	$(7,751)

Total amount of Interest Expense presented in the consolidated statements of operations	$22,808	$32,273	$36,026

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $4.0 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

On May 17,2022, May 20, 2021 and June 4, 2020, the Company granted shares under the Plan to non-employee directors at a compensation cost related to such grants indicated in the table below, which was recognized during the years ended December 31, 2022, 2021 and 2020, respectively, and is included in general and administrative expenses in the consolidated statements of income. Such shares were fully vested on the date of issuance.

	Shares Available	Compensation
	for Grant	Cost
Balance December 31, 2019	1,906,382	$337,500
Shares granted 2020	(58,998)	337,500
Balance December 31, 2020	1,847,384	675,000
Shares granted 2021	(66,564)	337,500
Balance December 31, 2021	1,780,820	1,012,500
Shares granted 2022	(84,133)	393,750
Balance December 31, 2022	1,696,687	$1,406,250

Repurchase of Common Stock

On June 23, 2021, the Board of Directors of the Company authorized the repurchase of up to $50 million of the Company’s common stock from time to time in the open market, privately negotiated transactions or other manners as permitted by federal securities laws. The repurchase authorization may be suspended or discontinued at any time. The

Company repurchased 3,396,243 shares of common stock during the third and fourth quarter of 2021 at an aggregate cost of approximately $18.2 million and at an average cost of approximately $5.37 per share, inclusive of brokerage commissions. The Company repurchased 846,739 shares of common stock during the first quarter of 2022 at an aggregate cost of approximately $4.8 million and at an average cost of approximately $5.72 per share, inclusive of brokerage commissions. The Company did not repurchase any shares of common stock during the remainder of 2022. The excess of the purchase price over the par value of the shares repurchased is applied to reduce additional paid-in capital.

A summary of the repurchase of common stock by the Company is shown in the following table:

(Cost in thousands)	Shares Repurchased	Cost
Balance December 31, 2020	1,017,498	$18,775
Repurchase of shares	3,396,243	18,244
Balance, December 31, 2021	4,413,741	37,019
Repurchase of shares	846,739	4,843
Balance, December 31, 2022	5,260,480	$41,862

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a taxable REIT subsidiary (“TRS”). In the case of TRSs, the Company’s ownership of securities in all TRSs generally cannot exceed 20% (25% of taxable years beginning on or before December 31, 2017) of the value of all of the Company’s assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company’s assets. FSP Investments LLC and FSP Protective TRS Corp. are the Company’s taxable REIT subsidiaries operating as taxable corporations under the Code. The TRSs have gross amounts of net operating losses (“NOLs”) available to those taxable corporations of $4.9 million and $4.8 million as of December 31, 2022 and 2021, respectively. The NOLs created prior to 2018 will expire between 2030 and 2047 and the NOLs generated after 2017 will not expire. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.

Income taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company’s assets and liabilities. In estimating future tax consequences, potential future events are considered except for potential changes in income tax law or in rates.

The Company adopted an accounting pronouncement related to uncertainty in income taxes effective January 1, 2007, which did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption. Accrued interest and penalties will be recorded as income tax expense if the Company records a liability in the future. The Company’s effective tax rate was not affected by the adoption. The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2019 and thereafter.

The Company is subject to a business tax known as the Revised Texas Franchise Tax. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax. The Company recorded a provision for the Revised Texas Franchise Tax of $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. Approximately $0.1 million of NOLs expired in 2021. The Company used approximately $11.1 million of NOLs in 2021 to offset federal net taxable capital gains resulting from the sale of properties in 2021, therefore approximately $11.1 million of valuation allowances were reversed in 2021. A valuation allowance is provided for the full amount of the gross NOLs available as the realization of any tax benefits remaining from such NOLs is not assured. The gross amount of NOLs available to the Company was approximately $1.7 million and $1.7 million as of December 31, 2022 and 2021, respectively with full valuation allowances.

Income Tax Expense

The income tax expense reflected in the consolidated statements of income relates primarily to state income taxes as a result of some states that limit the use of net operating losses, which are in Other Taxes, and to a lesser extent, the Revised Texas Franchise Tax. FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties.

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020

Revised Texas Franchise Tax	$239	$234	$250
Other Taxes	(35)	404	—
Tax expense	$204	$638	$250

Taxes on income are a current tax expense. No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

At December 31, 2022, the Company’s net tax basis of its real estate assets is more than the amount set forth in the Company’s consolidated balance sheets by $156.7 million and at December 31, 2021, the Company’s net tax basis of its real estate assets is more than the amount set forth in the Company’s consolidated balance sheets by $153.7 million.

Tax Components

The following summarizes the tax components of the Company’s common distributions paid per share for the years ended December 31, 2022, 2021 and 2020:

	2022		2021		2020
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$—	—%	$—	—%	$0.28	77.51%
Capital gain	0.14	70%	0.68	100%	0.06	16.72%
Return of capital	0.06	30%	—	—%	0.02	5.77%
Total	$0.20	100%	$0.68	100%	$0.36	100%

8. Leases

Leases as a Lessee:

The Company entered into a noncancelable contract with a third party to obtain office space that commenced on September 1, 2010. The contract was amended on October 25, 2016 to extend the contract through September 30, 2024. As of December 31, 2022, the Company’s right-of-use asset was $0.7 million, which is included in prepaid and other assets on the consolidated balance sheet as of December 31, 2022.

The Company has an option to extend the terms of its office space lease with one 5-year extension option. As of December 31, 2022, the exercise of the extension option was not reasonably certain. Therefore, the extension option is not recognized as part of the Company’s right-of-use asset and lease liability.

A discount rate equal to the Company’s incremental borrowing rate was applied to the future monthly contractual lease payments remaining as of December 31, 2022 to compute the lease liability. The incremental borrowing rate is the rate equal to the closest borrowing under the BofA Revolver at the time of the Company’s adoption of ASU 2016-02.

Lease Costs
	Year Ended
(in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Operating lease cost	$419	$419	$419
	$419	$419	$419

Other information
Cash paid for amounts included in the measurement of lease liabilities	438	429	421
Weighted average remaining lease terms in years - operating leases	1.75	2.75	3.75
Weighted average discount rate - operating leases	3.86%	3.86%	3.86%

Maturity analysis for liabilities	Total
	Undiscounted
(in thousands)	Cash Flows
Discount rate at commencement	3.86%
2023	$447
2024	340
	$787

Present value lease liability	$759

Difference between undiscounted cash flows and discounted cash flows	$28

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

For the year ended December 31, 2022, 2021 and 2020, the Company recognized the following amounts of income relating to lease payments:

Income relating to lease payments:
	Year Ended
(in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Income from leases (1)	$157,719	$203,530	$242,209
	$157,719	$203,530	$242,209

Undiscounted Cash Flows	Year ending
(in thousands)	December 31,
2023	98,712
2024	90,567
2025	77,525
2026	66,597
2027	56,357
2028 and thereafter	220,931
	$610,689

(1) Amounts recognized from variable lease payments were $49,730, $54,825 and $61,310 for the years ended December 31, 2022, 2021 and 2020, respectively.

9.   Retirement Plan

In 2006, the Company established a 401(k) plan to cover eligible employees, which permitted deferral of up to $17,000 per year (indexed for inflation) into the 401(k) plan, subject to certain limitations imposed by the Internal Revenue Code. An employee’s elective deferrals are immediately vested upon contribution to the 401(k) plan. The Company matches employee contributions to the 401(k) plan dollar for dollar up to 3% of each employee’s annual compensation up to $200,000. In addition, we may elect to make an annual discretionary profit-sharing contribution. The Company’s total contribution under the 401(k) plan amounted to $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

10.   Dispositions of Property

In 2021, the Company determined that further debt reduction would provide greater financial flexibility and potentially increase shareholder value. Accordingly, the Company adopted a strategy to dispose of certain properties where it believes valuation potential has been reached.

In 2022, the Company sold two office properties located in Broomfield, Colorado on August 31, 2022 for an aggregate sales price of $102.5 million, at a gain of approximately $24.1 million. The Company sold an office property located in Evanston, Illinois on December 28, 2022 for a sales price of $27.8 million, at a gain of approximately $3.9 million. The Company used the proceeds of the dispositions principally to repay outstanding indebtedness.

In 2021, the Company sold three office properties located in Atlanta, Georgia on May 27, 2021 for an aggregate sales price of approximately $219.5 million, at a net gain of approximately $22.8 million. The Company also sold an office property in Dulles, Virginia on June 29, 2021 for a sales price of approximately $17.3 million, at a loss of $2.1 million. The Company sold an office property located in Indianapolis, Indiana on August 31, 2021 for a sales price of approximately $35 million, at a loss of approximately $1.7 million. The Company sold two office properties located in

Chesterfield, Missouri on September 23, 2021 for an aggregate sales price of approximately $67 million, at a gain of approximately $10.3 million. The Company sold an office property in Atlanta, Georgia on October 22, 2021, for a sales price of approximately $223.9 million, at a gain of approximately $86.8 million. The Company sold two office properties located in Chantilly, Virginia on November 16, 2021 for an aggregate sales price of $40 million, at a loss of $2.9 million.

In 2020, the Company sold an office property located in Durham, North Carolina on December 23, 2020 for a sales price of approximately $89.7 million, at a gain of approximately $41.9 million.

The Company reports the results of operations of its properties in its consolidated statements of operations, which includes rental income, rental operating expenses, real estate taxes and insurance and depreciation and amortization.

The operating results for the properties that the Company disposed of are summarized below:

	For the Years Ended
	December 31,
(in thousands)	2022	2021	2020
Rental revenue	$16,994	$59,792	$94,484
Rental operating expenses	(4,501)	(16,711)	(26,031)
Real estate taxes and insurance	(5,142)	(12,014)	(17,398)
Depreciation and amortization	(4,474)	(18,130)	(32,435)
Income from dispositions	$2,877	$12,937	$18,620

11.   Subsequent Events

As of January 1, 2023, the Company will be consolidating FSP Monument Circle LLC. The Company obtained from the stockholders of the parent of FSP Monument Circle LLC the right to vote their shares in favor of any sale of the property owned by FSP Monument Circle LLC any time on or after January 1, 2023, which triggers consolidation accounting rules as the Company now controls the entity.

On January 4, 2023, the Company entered into a purchase and sale agreement for the potential disposition of a property located in Elk Grove Village, Illinois to a third party. The transaction is subject to customary closing conditions and is expected to close on or about February 24, 2023.

On January 13, 2023, the Board of Directors of the Company declared a cash distribution of $0.01 per share of common stock payable on February 16, 2023 to stockholders of record on January 27, 2023.

On February 8, 2023, the Company terminated all remaining interest rate swaps applicable to the BMO Term Loan and, on February 10, 2023, the Company received an aggregate of approximately $4.3 million as a result of such terminations.

On February 10, 2023, the Company entered into a First Amendment (the “BMO First Amendment”) to the BMO Term Loan. On February 10, 2023, as part of the BMO First Amendment, the Company repaid a $40 million portion of the BMO Term Loan, so that $125 million remains outstanding. On or before April 1, 2024, the Company is required to repay an additional $25 million of the BMO Term Loan. The BMO First Amendment, among other items, extended the maturity date of the BMO Term Loan from January 31, 2024 to October 1, 2024, changed the interest rate on the BMO Term Loan from a number of basis points over LIBOR depending on the Company’s credit rating to 300 basis points over SOFR, and made certain changes to conditions and covenants.

On February 10, 2023 the Company entered into a First Amendment (the “BofA First Amendment”) to the BofA Revolver. The BofA First Amendment, among other items, extended the maturity date of the of the BofA Revolver from January 12, 2024 to October 1, 2024, reduced availability under the BofA Revolver from up to $237.50 million to up to $150 million effective February 10, 2023, with further reductions to $125 million effective October 1, 2023 and to $100 million effective April 1, 2024, changed the interest rate on the BofA Revolver from a number of basis points over SOFR depending on the Company’s credit rating to 300 basis points over SOFR, and made certain changes to conditions and covenants. As of February 10, 2023, there were borrowings of $105 million drawn and outstanding under the BofA Revolver, including a borrowing of $40 million used to repay a portion of the BMO Term Loan.

On February 10, 2023, the Company disclosed in a Current Report on Form 8-K that the Board of Directors of the Company had discontinued the previous authorization, made on June 23, 2021, to repurchase up to $50 million of the Company’s common stock from time to time in the open market, privately negotiated transactions or other manners as permitted by federal securities laws.

Schedule II

Franklin Street Properties Corp.

Valuation and qualifying accounts:

		Additions
		(Decreases)
	Balance at	charged to		Balance
(in thousands)	beginning	costs and		at end
Classification	of year	expenses	Deductions	of year

Allowance for doubtful accounts
2020	$300	340	(135)	505
2021	505	157	(129)	533
2022	533	(38)	(478)	17

Straight-line rent allowance for doubtful accounts
2020	$50	—	(50)	—
2021	—	—	—	—
2022	—	—	—	—

Allowance for credit losses
2020	$—	—	—	—
2021	—	—	—	—
2022	—	4,237	—	4,237

SCHEDULE III

FRANKLIN STREET PROPERTIES CORP.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2022

		Initial Cost			Historical Cost
				Costs
				Capitalized		Buildings			Total Costs,
(in thousands)			Buildings	(Disposals)		Improvements			Net of	Depreciable				Date of
	Encumbrances		Improvements	Subsequent to		and		Accumulated	Accumulated	Life			Year	Acquisition
Description	(1)	Land	and Equipment	Acquisition	Land	Equipment	Total (2)	Depreciation	Depreciation	Years			Built	(3)

	(in thousands)
Commercial Properties:
Forest Park, Charlotte, NC	—	$1,559	$5,672	$4,507	$1,559	$10,179	$11,738	3,079	$8,659	5	-	39	1999	1999
Northwest Point, Elk Grove Village, IL	—	2,914	26,295	14,275	2,914	40,570	43,484	21,776	21,708	5	-	39	1999	2001
Park Ten, Houston, TX	—	1,061	21,303	7,090	565	28,889	29,454	15,189	14,265	5	-	39	1999	2002
Addison, Addison, TX	—	4,325	48,040	13,447	4,325	61,487	65,812	27,669	38,143	5	-	39	1999	2002
Collins, Richardson, TX	—	4,000	42,598	9,419	4,000	52,017	56,017	26,137	29,880	5	-	39	1999	2003
Greenwood, Englewood, CO	—	3,100	30,201	13,933	3,100	44,134	47,234	21,700	25,534	5	-	39	2000	2005
Innsbrook, Glenn Allen, VA	—	5,000	40,216	9,002	5,000	49,218	54,218	21,900	32,318	5	-	39	1999	2003
Blue Lagoon, Miami, FL	—	6,306	46,124	38,152	6,306	84,276	90,582	19,649	70,933	5	-	39	2002	2003
Eldridge Green, Houston, TX	—	3,900	43,791	9,063	3,900	52,854	56,754	22,346	34,408	5	-	39	1999	2004
Liberty Plaza, Addison, TX	—	4,374	21,146	11,334	4,373	32,481	36,854	14,106	22,748	5	-	39	1985	2006
Park Ten II, Houston, TX	—	1,300	31,712	7,258	1,300	38,970	40,270	15,165	25,105	5	-	39	2006	2006
121 South Eight Street, Minneapolis, MN	—	4,444	15,214	30,549	4,444	45,763	50,207	15,084	35,123	5	-	39	1974	2010
801 Marquette Ave South, Minneapolis, MN	—	4,184	—	28,093	4,184	28,093	32,277	6,174	26,103	5	-	39	1923	2010
Legacy Tennyson Center, Plano, TX	—	3,067	22,064	4,656	3,067	26,720	29,787	8,698	21,089	5	-	39	2008	2011
One Legacy Circle, Plano, TX	—	2,590	36,608	5,754	2,590	42,362	44,952	13,136	31,816	5	-	39	2008	2011
Westchase I & II, Houston, TX	—	8,491	121,508	23,348	8,491	144,856	153,347	38,361	114,986	5	-	39	2008	2012
1999 Broadway, Denver CO	—	16,334	137,726	40,531	16,334	178,257	194,591	46,371	148,220	5	-	39	1986	2013
1001 17th Street, Denver, CO	—	17,413	165,058	34,429	17,413	199,487	216,900	47,256	169,644	5	-	39	2006	2013
Plaza Seven, Minneapolis, MN	—	6,604	54,240	13,795	6,604	68,035	74,639	13,772	60,867	5	-	39	1987	2016
Pershing Plaza, Atlanta, GA	—	5,300	34,158	20,336	5,300	54,494	59,794	6,424	53,370	5	-	39	1989	2016
600 17th Street, Denver, CO	—	20,876	99,941	16,937	20,876	116,878	137,754	19,425	118,329	5	-	39	1982	2016
Balance — Real Estate	—	$127,142	$1,043,615	$355,908	$126,645	$1,400,020	$1,526,665	$423,417	$1,103,248

(1)	There are no encumbrances on the above properties.
(2)	The aggregate cost for Federal Income Tax purposes is $1,686,597.
(3)	Original date of acquisition by Sponsored Entity.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,
(in thousands)	2022	2021	2020
Real estate investments, at cost:
Balance, beginning of year	$1,615,457	$2,140,733	$2,127,907
Improvements	60,132	60,910	75,472
Dispositions	(148,924)	(586,186)	(62,646)
Balance, end of year - Real Estate	$1,526,665	$1,615,457	$2,140,733

Accumulated depreciation:
Balance, beginning of year	$424,487	$538,717	$490,697
Depreciation	52,208	60,080	67,001
Dispositions	(53,278)	(174,310)	(18,981)
Balance, end of year - Accumulated Depreciation	$423,417	$424,487	$538,717