Form 10-Q
period 2023-03-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2023-05-02
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023.

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

The number of shares of common stock outstanding as of April 27, 2023 was 103,235,914.

Franklin Street Properties Corp.
Form 10-Q

Quarterly Report
March 31, 2023

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Franklin Street Properties Corp.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share and par value amounts)	2023	2022
Assets:
Real estate assets:
Land (amounts related to variable interest entities ("VIEs") of $6,415 and $0 at March 31, 2023 and December 31, 2022, respectively)	$130,147	$126,645
Buildings and improvements (amounts related to VIEs of $13,279 and $0 at March 31, 2023 and December 31, 2022, respectively)	1,367,629	1,388,869
Fixtures and equipment	11,411	11,151
	1,509,187	1,526,665
Less accumulated depreciation (amounts related to VIEs of $85 and $0 at March 31, 2023 and December 31, 2022, respectively)	413,272	423,417
Real estate assets, net (amounts related to VIEs of $19,609 and $0 at March 31, 2023 and December 31, 2022, respectively)	1,095,915	1,103,248
Acquired real estate leases, less accumulated amortization of $20,170 and $20,243, respectively (amounts related to VIEs of $305, less accumulated amortization of $55 and $0 at March 31, 2023 and December 31, 2022, respectively)	9,620	10,186
Cash, cash equivalents and restricted cash (amounts related to VIEs of $2,919 and $0 at March 31, 2023 and December 31, 2022, respectively)	13,110	6,632
Tenant rent receivables	3,306	2,201
Straight-line rent receivable	51,703	52,739
Prepaid expenses and other assets	6,125	6,676
Related party mortgage loan receivable, less allowance for credit loss of $0 and $4,237, respectively	—	19,763
Other assets: derivative asset	—	4,358
Office computers and furniture, net of accumulated depreciation of $1,132 and $1,115, respectively	145	154
Deferred leasing commissions, net of accumulated amortization of $19,852 and $19,043, respectively	33,758	35,709
Total assets	$1,213,682	$1,241,666

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$75,000	$48,000
Term loans payable, less unamortized financing costs of $635 and $250, respectively	124,365	164,750
Series A & Series B Senior Notes, less unamortized financing costs of $453 and $494, respectively	199,547	199,506
Accounts payable and accrued expenses (amounts related to VIEs of $619 and $0 at March 31, 2023 and December 31, 2022, respectively)	37,720	50,366
Accrued compensation	1,189	3,644
Tenant security deposits	5,740	5,710
Lease liability	655	759
Acquired unfavorable real estate leases, less accumulated amortization of $519 and $574, respectively	171	195
Total liabilities	444,387	472,930

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 103,235,914 and 103,235,914 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,334,776	1,334,776
Accumulated other comprehensive income	3,544	4,358
Accumulated distributions in excess of accumulated earnings	(569,035)	(570,408)
Total stockholders’ equity	769,295	768,736
Total liabilities and stockholders’ equity	$1,213,682	$1,241,666

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022

Revenues:
Rental	$37,767	$41,797
Related party revenue:
Management fees and interest income from loans	—	460
Other	—	7
Total revenues	37,767	42,264
Expenses:
Real estate operating expenses	12,690	12,834
Real estate taxes and insurance	6,973	8,719
Depreciation and amortization	14,727	15,670
General and administrative	3,817	3,784
Interest	5,806	5,366
Total expenses	44,013	46,373

Loss on extinguishment of debt	(67)	—
Gain on consolidation of Sponsored REIT	394	—
Gain on sale of properties, net	8,392	—
Income (loss) before taxes	2,473	(4,109)
Tax expense	67	49

Net income (loss)	$2,406	$(4,158)

Weighted average number of shares outstanding, basic and diluted	103,236	103,691

Net income (loss) per share, basic and diluted	$0.02	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the
	Three Months Ended
	March 31,
(in thousands)	2023	2022

Net income (loss)	$2,406	$(4,158)

Other comprehensive income (loss):
Unrealized gain on derivative financial instruments	177	5,044
Reclassification from accumulated other comprehensive income into interest expense	(991)	—

Total other comprehensive income (loss)	(814)	5,044

Comprehensive income	$1,592	$886

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands, except per share amounts)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2021	103,999	$10	$1,339,226	$(5,239)	$(550,794)	$783,203
Comprehensive income (loss)	—	—	—	5,044	(4,158)	886
Repurchased shares	(847)	—	(4,843)	—	—	(4,843)
Distributions $0.09 per share of common stock	—	—	—	—	(9,360)	(9,360)
Balance, March 31, 2022	103,152	$10	$1,334,383	$(195)	$(564,312)	$769,886

Balance, December 31, 2022	103,236	$10	$1,334,776	$4,358	$(570,408)	$768,736
Comprehensive income (loss)	—	—	—	(814)	2,406	1,592
Distributions $0.01 per share of common stock	—	—	—	—	(1,033)	(1,033)
Balance, March 31, 2023	103,236	$10	$1,334,776	$3,544	$(569,035)	$769,295

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,406	$(4,158)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	15,316	16,195
Amortization of above and below market leases	(18)	(9)
Amortization of other comprehensive income into interest expense	(662)	—
Loss on extinguishment of debt	67	—
Gain on consolidation of Sponsored REIT	(394)	—
Gain on sale of properties, net	(8,392)	—
Changes in operating assets and liabilities:
Tenant rent receivables	(1,105)	(87)
Straight-line rents	(332)	(1,216)
Lease acquisition costs	(818)	(1,069)
Prepaid expenses and other assets	(513)	(1,274)
Accounts payable and accrued expenses	(3,317)	(10,568)
Accrued compensation	(2,455)	(3,498)
Tenant security deposits	30	(382)
Payment of deferred leasing commissions	(908)	(3,706)
Net cash used in operating activities	(1,095)	(9,772)
Cash flows from investing activities:
Property improvements, fixtures and equipment	(11,420)	(9,952)
Consolidation of Sponsored REIT	3,048	—
Proceeds received from sales of properties	28,098	—
Net cash provided by (used in) investing activities	19,726	(9,952)
Cash flows from financing activities:
Distributions to stockholders	(1,033)	(42,640)
Proceeds received from termination of interest rate swap	4,206	—
Stock repurchases	—	(4,843)
Borrowings under bank note payable	57,000	45,000
Repayments of bank note payable	(30,000)	(5,000)
Repayment of term loan payable	(40,000)	—
Deferred financing costs	(2,326)	(2,561)
Net cash used in financing activities	(12,153)	(10,044)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,478	(29,768)
Cash, cash equivalents and restricted cash, beginning of year	6,632	40,751
Cash, cash equivalents and restricted cash, end of period	$13,110	$10,983

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$3,472	$2,737
Taxes	$86	$664
Non-cash investing activities:
Accrued costs for purchases of real estate assets	$4,831	$3,766
Investment in related party mortgage loan receivable converted to real estate assets and acquired real estate leases in conjunction with variable interest entity consolidation	$20,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.
Notes to Consolidated Financial Statements
(Unaudited)

1.  Organization, Properties, Basis of Presentation, Financial Instruments and Recent Accounting Standards

Organization

Franklin Street Properties Corp. (“FSP Corp.” or the “Company”) holds, directly and indirectly, 100% of the interest in FSP Investments LLC, FSP Property Management LLC, FSP Holdings LLC and FSP Protective TRS Corp. FSP Property Management LLC provides asset management and property management services. The Company also has a non-controlling common stock interest in the corporation that is the sole member of FSP Monument Circle LLC, which corporation was organized to operate as a real estate investment trust (“Monument Circle” or the “Sponsored REIT”).

As of March 31, 2023, the Company owned and operated a portfolio of real estate consisting of 20 operating properties, and the Sponsored REIT, which was consolidated effective January 1, 2023. The Company may pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, for geographic, property specific reasons or for other general corporate purposes.

Properties

The following table summarizes the Company’s number of owned and consolidated properties and rentable square feet of real estate.

	As of March 31,
	2023	2022
Owned and Consolidated Properties:
Number of properties	21	24
Rentable square feet	6,263,226	6,915,609

Basis of Presentation

The unaudited consolidated financial statements of the Company include all of the accounts of the Company and its majority-owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other period.

Financial Instruments

As disclosed in Note 4, the Company’s derivatives were recorded at fair value using Level 2 inputs prior to their termination on February 8, 2023. The Company estimates that the carrying values of cash and cash equivalents, restricted cash, receivables, prepaid expenses, accounts payable and accrued expenses, accrued compensation, and tenant security deposits approximate their fair values based on their short-term maturity and the bank note and term loans payable approximate their fair values as they bear interest at variable interest rates or at rates that are at market for similar investments.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows.

	March 31,	March 31,
(in thousands)	2023	2022
Cash and cash equivalents (1)	$10,310	$7,683
Restricted cash	2,800	3,300
Total cash, cash equivalents and restricted cash	$13,110	$10,983

(1)	Includes $2,919 pertaining to Monument Circle, which the Company is unable to utilize for its own operational purposes.

Restricted cash consists of escrows arising from property sales. Cash held in escrow is paid based on the terms of the closing agreements for the sale.

Variable Interest Entities (VIEs)

The Company determines whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. The determination of whether an entity in which the Company holds a direct or indirect variable interest is a VIE is based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. The Company makes judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, and then a quantitative analysis, if necessary.

The Company analyzes any investments in VIEs to determine if the Company is the primary beneficiary. In evaluating whether the Company is the primary beneficiary, the Company evaluates its direct and indirect economic interests in the entity. Determining which reporting entity, if any, is the primary beneficiary of a VIE is primarily a qualitative approach focused on identifying which reporting entity has both (1) the power to direct the activities of a VIE that most significantly impact such entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from such entity that could potentially be significant to such entity. Performance of that analysis requires the exercise of judgment.

The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct a proposed sale of the property or merger of the company. In addition, the Company considers the rights of other investors to participate in those decisions, to replace the manager and to amend the corporate charter. The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and considers that conclusion upon a reconsideration event.

As of January 1, 2023, the Company’s relationship with the Sponsored REIT was considered a VIE and the Company became the primary beneficiary. Upon this reconsideration event, the entity is included within the Company’s consolidated financial statements and all intercompany accounts and transactions have been eliminated in consolidation. A gain on consolidation of approximately $0.4 million was recognized in the three months ended March 31, 2023. Cash and cash equivalents of $3 million held by Monument Circle was included in the Company’s cash and cash equivalents upon consolidation and is reflected as “Consolidation of Sponsored REIT” in the consolidated statement of cash flows. The cash and cash equivalents held by Monument Circle are unable to be utilized for the Company’s operational purposes. The creditors of Monument Circle’s trade payables do not have any recourse against the Company.

The consolidation value of Monument Circle was allocated to real estate investments and leases, including lease origination costs. Lease origination costs represent the value associated with acquiring an in-place lease (i.e. the market cost to execute a similar lease, including leasing commission, legal, vacancy, and other related costs). The value assigned to building approximates the replacement cost; the value assigned to land approximates its appraised value; and the value assigned to leases approximate their fair value. Other assets and liabilities are recorded at their historical costs, which approximates fair value.

The Company assessed the fair value of the acquired real estate leases based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are level 3 in the fair value hierarchy.

The following table summarizes the estimated fair value of the assets acquired at the date of consolidation, January 1, 2023:

(in thousands)

Real estate assets	$19,695
Value of acquired real estate leases	305
Total	$20,000

The following is quantitative information about significant unobservable inputs in our Level 3 measurement of the assets acquired in the consolidation of Monument Circle and were measured at fair value on a nonrecurring basis at Janury 1, 2023:

	Fair Value (1) at		Significant	Range		Weighted
Description	January 1, 2023	Valuation Technique	Unobservable Input	Min	Max	Average (2)
	(in thousands)

Monument Circle Consolidation	$20,000	Discounted Cash Flows	Exit Cap Rate	7.50%	7.50%	7.50%
			Discount Rate	9.50%	9.50%	9.50%

(1) Classified within Level 3 of the fair value hierarchy.
(2) Unobservable inputs were weighted based on the fair value of the related instrument.

Prior to January 1, 2023, the Company’s relationship with the Sponsored REIT was considered a VIE in which the Company was not the primary beneficiary. The Company’s maximum exposure to losses associated with this VIE was limited to the principal amount outstanding under the loan from the Company to the Sponsored REIT secured by a mortgage on real estate owned by the Sponsored REIT (the “Sponsored REIT Loan”) net of the allowance for credit loss, the related accrued interest receivable and an exit fee receivable, which were in aggregate approximately $22.1 million at December 31, 2022. The accrued interest and exit fee receivables are included in prepaid expenses and other assets in the consolidated balance sheet and were approximately $2.3 million at December 31, 2022. The relationships and investments related to the Sponsored REIT are summarized in Note 2.

Recent Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company does not anticipate that the adoption of ASU 2020-04 will have a material impact on the consolidated financial statements.

2.  Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs:

At December 31, 2022, the Company held a non-controlling common stock interest in the Sponsored REIT.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancellable with 30 days notice. Asset management fee income from non-consolidated entities amounted to approximately $0 and $9,000 for the three months ended March 31, 2023 and 2022, respectively.

Prior to the consolidation of Monument Circle on January 1, 2023, the Company held the Sponsored REIT Loan, which was reported in the balance sheet as a related party mortgage loan receivable. The Company reviewed the need for an allowance under the current expected credit loss model (“CECL”) for the Sponsored REIT Loan at each reporting period. The measurement of expected credit losses was based upon historical experiences, current conditions, and reasonable and supportable forecasts that affected the collectability of the reported amount. The Company elected to apply the practical expedient for financial assets secured by collateral in instances where the borrower was experiencing financial difficulty and repayment of the Sponsored REIT Loan was expected to be provided substantially through operation or sale of the collateral. The Company used the fair value of the collateral at the reporting date and an adjustment to the allowance for expected credit losses was recorded when the amortized cost basis of the financial asset exceeded the fair value of the collateral, less costs to sell.

The Company regularly evaluated the extent and impact of any credit deterioration that could affect performance and the value of the secured property, as well as the financial and operating capability of the borrower. A property’s fair value, operating results and existing cash balances were considered and used to assess whether cash flows from operations were sufficient to cover the current and future operating and debt service requirements. The Company also evaluated the borrower’s competency in managing and operating the secured property and considered the overall economic environment, real estate sector and geographic sub-market in which the secured property is located. The Company applied normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment. The outstanding Sponsored REIT Loan is secured by a mortgage on the underlying property and the balances within the borrower’s cash accounts. The Sponsored REIT Loan matures on June 30, 2023.

The Company recognized interest income and fees from the Sponsored REIT Loan of approximately $0 and $451,000 for the three months ended March 31, 2023 and 2022, respectively.

On October 29, 2021, the Company agreed to amend and restate the then existing Sponsored REIT Loan to extend the maturity date from December 6, 2022 to June 30, 2023 and to advance an additional $3.0 million tranche of indebtedness to FSP Monument Circle LLC with the same June 30, 2023 maturity date, effectively increasing the aggregate principal amount of the Sponsored REIT Loan from $21 million to $24 million. In addition, the Company agreed to defer all principal and interest payments due under the Sponsored REIT Loan until the maturity date on June 30, 2023. As part of its consideration for agreeing to amend and restate the Sponsored REIT Loan, the Company obtained from the stockholders of the parent of Monument Circle the right to vote their shares in favor of any sale of the property owned by Monument Circle any time on or after January 1, 2023. There were no commitments to lend additional funds to the Sponsored REIT.

The Company recorded a $4.2 million increase in our provision for credit losses during the year ended December 31, 2022 which was primarily due to the deterioration within the real estate market, changes to key assumptions applied without our financial model to reflect these changes, such as the exit capitalization and discount rates, and due to an increase in the accrued interest receivable balance. The Company recorded a $4.2 million decrease in our provision for credit losses during the three months ended March 31, 2023. The change in the allowance for credit losses during the three months ended March 31, 2023 is due to the consolidation of Monument Circle. The following table presents a roll-forward of our allowance for credit losses.

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022

Beginning allowance for credit losses	$(4,237)	$—
Additional increases to the allowance for credit losses	—	—
Reductions to the allowance for credit losses	4,237	—
Ending allowance for credit losses	$—	$—

The following is quantitative information about significant unobservable inputs in our Level 3 measurement of the collateral of the Sponsored REIT Loan measured at fair value on a nonrecurring basis at December 31, 2022:

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

3.  Bank Note Payable, Term Loans Payable and Senior Notes

BMO Term Loan

On February 10, 2023, the Company entered into a First Amendment to the Second Amended and Restated Credit Agreement with the lending institutions party thereto and Bank of Montreal, as administrative agent (the “BMO First Amendment”). The BMO First Amendment amended the Second Amended and Restated Credit Agreement, dated September 27, 2018, among the Company and the lending institutions party thereto (as amended by the BMO First Amendment, the “BMO Credit Agreement”) to, among other things, extend the maturity date from January 31, 2024 to October 1, 2024 and change the interest rate from a number of basis points over LIBOR depending on the Company’s credit rating to 300 basis points over SOFR (Secured Overnight Financing Rate). The BMO Credit Agreement initially provided for an unsecured term loan borrowing in the amount of $220 million (the “BMO Term Loan”). In connection with the BMO First Amendment, the Company repaid a $40 million portion of the remaining balance of the BMO Term Loan, so that $125 million remains outstanding as of March 31, 2023. On or before April 1, 2024, the Company is required to repay an additional $25 million of the BMO Term Loan. The remaining balance of the BMO Term Loan matures on October 1, 2024.

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

As of March 31, 2023, the interest rate on the BMO Term Loan was 7.92% per annum. The weighted average variable interest rate on all amounts outstanding under the BMO Term Loan from February 8, 2023, which is when the Company terminated its outstanding interest rate swaps applicable to the BMO Term Loan as described below, through March 31, 2023 was approximately 7.16% per annum.

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate that previously applied to the BMO Term Loan by entering into interest rate swap transactions. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of both December 31, 2022 and February 8, 2023, the effective interest rate on the BMO Term Loan was 4.04% per annum. On February 8, 2023, the Company terminated all outstanding interest rate swaps applicable to the BMO Term Loan and, on February 10, 2023, the Company received an aggregate of approximately $4.3 million as a result of such terminations, of which approximately $0.1 million related to interest receivable.

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

The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. We were in compliance with the BMO Term Loan financial covenants as of March 31, 2023.

BofA Revolver

On February 10, 2023, the Company entered into a First Amendment to Credit Agreement with Bank of America, N.A., as administrative agent, a letter of credit issuer and a lender (“BofA”), and the other lending institutions party thereto (the “BofA First Amendment”), for a revolving line of credit for borrowings, at the Company’s election, of up to $150 million (the “BofA Revolver”). The BofA First Amendment amended the Credit Agreement, dated January 10, 2022, among the Company and the lending institutions party thereto (as amended by the BofA First Amendment, the “BofA Credit Agreement”) to, among other things, extend the maturity date from January 12, 2024 to October 1, 2024, reduce availability for borrowings, at the Company’s election, from up to $237.5 million to up to $150 million, and to change the interest rate from a number of basis points over SOFR depending on the Company’s credit rating to 300 basis points over SOFR. Borrowings made under the BofA Revolver may be revolving loans or letters of credit, the combined sum of which may not exceed $150 million outstanding at any time. Effective October 1, 2023, availability under the BofA Revolver will be reduced to $125 million and, effective April 1, 2024, availability under the BofA Revolver will be further reduced to $100 million. As of March 31, 2023 and April 27, 2023, there were borrowings of $75 million and $75 million drawn and outstanding under the BofA Revolver, respectively, which borrowings include $40 million that the Company borrowed on February 10, 2023 to repay a portion of the BMO Term Loan. Borrowings made pursuant to the BofA Revolver may be borrowed, repaid and reborrowed from time to time until the maturity date on October 1, 2024.

Effective February 10, 2023 upon entering into the BofA First Amendment, the BofA Revolver bears interest at 300 basis points over either (i) the daily simple SOFR, plus an adjustment of 0.11448%, or (ii) one, three or six month term SOFR, plus a corresponding adjustment of 0.11448%, 0.26161% or 0.42826%, respectively. In addition, under certain circumstances, such as if SOFR was not able to be determined, the BofA Revolver will instead bear interest at 200 basis points over the base rate. Prior to February 10, 2023, borrowings under the BofA Revolver bore interest at a margin over either (i) the daily simple SOFR, plus an adjustment of 0.11448%, or (ii) one, three or six month term SOFR, plus a corresponding adjustment of 0.11448%, 0.26161% or 0.42826%, respectively. Prior to February 10, 2023, the margin over SOFR or, if applicable, the base rate, varied depending on the Company’s leverage ratio (1.750% over SOFR and 0.750% over the base rate at December 31, 2022). Effective February 10, 2023 upon entering into the BofA First Amendment, the Company is also obligated to pay an annual facility fee on the unused portion of the BofA Revolver at the rate of 0.350% per annum and, if applicable, letter of credit fees. Prior to February 10, 2023, the Company was also obligated to pay an annual facility fee and, if applicable, letter of credit fees in amounts that were also based on the Company’s leverage ratio. The previous facility fee was assessed against the aggregate amount of lender commitments regardless of usage (0.350% at December 31, 2022).

As of March 31, 2023, the interest rate on the BofA Revolver was 7.92% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Revolver through March 31, 2023 was approximately 6.91% per annum.

The BofA Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, use of proceeds, the amount of cash and cash equivalents that the Company can have on its balance sheet after giving effect to an advance under the BofA Revolver, repurchases and redemptions of the Company’s common stock, going concern qualifications to our financial statements, and the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BofA Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio and a minimum unsecured interest coverage ratio. The BofA Credit Agreement also restricts the Company’s ability to make quarterly dividend distributions that exceed $0.01 per share of the Company’s common stock; provided, however, that notwithstanding such restriction, the Company is permitted to make dividend distributions based on the Company’s good faith estimate of projected or estimated taxable income or otherwise as necessary to retain the Company’s status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which the Company would otherwise be subject. The Company was in compliance with the BofA Revolver financial covenants as of March 31, 2023.

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

The Company may use the net proceeds of the BofA Revolver for permitted investments, working capital and other general business purposes, including for building improvements, tenant improvements and leasing commissions, in each case to the extent permitted under the BofA Credit Agreement.

Former BofA Credit Facility

On July 21, 2016, the Company entered into a First Amendment (the “BofA First Amendment”), and on October 18, 2017, the Company entered into a Second Amendment (the “BofA Second Amendment”), to the Second Amended and Restated Credit Agreement dated October 29, 2014 among the Company, the lending institutions party thereto and BofA, as administrative agent, L/C Issuer and Swing Line Lender (as amended by the BofA First Amendment and the BofA Second Amendment, the “Amended Former BofA Credit Facility”) that continued an existing unsecured revolving line of credit (the “Former BofA Revolver”) and an existing term loan (the “Former BofA Term Loan”). Effective simultaneously with the closing of the Amended Former BofA Credit Facility on January 10, 2022, the Company delivered a notice to BofA terminating the aggregate lender commitments under the Former BofA Revolver in their entirety. There were no amounts drawn on the Former BofA Revolver as of December 31, 2021 and January 10, 2022.

Former BofA Revolver Highlights

●	The Former BofA Revolver was terminated at the Company’s election effective January 10, 2022.
●	As of December 31, 2021 and January 10, 2022, there were no borrowings under the Former BofA Revolver.

The Former BofA Revolver bore interest at either (i) a margin over LIBOR depending on the Company’s credit rating (1.550% over LIBOR at December 31, 2021) or (ii) a margin over the base rate depending on the Company’s credit rating (0.550% over the base rate at December 31, 2021). The Former BofA Credit Facility also obligated the Company to pay an annual facility fee in an amount that is based on the Company’s credit rating. The facility fee was assessed against the total amount of the Former BofA Revolver, or $600 million (0.30% at December 31, 2021). The amount of any applicable facility fee, and the margin over LIBOR rate or base rate was determined based on the Company’s credit rating pursuant to a pricing grid.

For purposes of the Former BofA Credit Facility, base rate meant, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2021, the Company’s credit rating from Moody’s Investors Service was Ba1.

During 2022 and as of December 31, 2022, there were no borrowings under the Former BofA Revolver.

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

The interest rate on the Former BofA Term Loan was variable through the date of repayment on September 6, 2022. Previously the Company had fixed the base LIBOR interest rate on the Former BofA Term Loan by entering into interest rate swap transactions. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the Former BofA Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ended on September 27, 2021. The weighted average variable interest rate on all amounts outstanding under the Former BofA Term Loan through the date of repayment on September 6, 2022 was approximately 2.65% per annum.

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

The Senior Notes bear interest depending on the Company’s credit rating. As of March 31, 2023, the Series A Notes bear interest at 4.49% per annum and the Series B Notes bear interest at 4.76% per annum.

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BofA Credit Agreement and the BMO Credit Agreement. The Senior Notes

financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. The Company was in compliance with the Senior Notes financial covenants as of March 31, 2023.

4.  Financial Instruments: Derivatives and Hedging

On February 20, 2019, the Company entered into interest rate swap transactions that fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan (the “2019 BMO Interest Rate Swap”). The variable rates that were fixed under the 2019 BMO Interest Rate Swap is described in Note 3. On February 8, 2023, we terminated the 2019 BMO Interest Rate Swap applicable to the BMO Term Loan and, on February 10, 2023, the Company received an aggregate of approximately $4.3 million as a result of such terminations, of which approximately $0.1 million related to interest receivable. As of March 31, 2023, there were no derivative instruments.

The 2019 BMO Interest Rate Swap qualified as a cash flow hedge and has been recognized on the consolidated balance sheets at fair value. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be recognized in earnings in the same period in which the hedged interest payments affect earnings, which may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

The following table summarizes the notional and fair value of the Company’s derivative financial instrument at December 31, 2022. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair Value (1) at
(in thousands)	Value	Rate	Date	Date	March 31, 2023	December 31, 2022
2019 BMO Interest Rate Swap	$165,000	2.39%	Aug-20	Jan-24	$—	$4,358
(1) Classified within Level 2 of the fair value hierarchy.

The 2019 BMO Interest Rate Swap was reported as an asset with a fair value of approximately $4.4 million at December 31, 2022. The balance is included in other assets: derivative asset in the consolidated balance sheet at December 31, 2022.

The gain (loss) on the Company’s 2019 BMO Interest Rate Swap was recorded in other comprehensive income (loss) (OCI) and the accompanying consolidated statements of operations as a component of interest expense for the three months ended March 31, 2023 and 2022, was as follows:

(in thousands)	Three Months Ended March 31,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2023	2022

Amounts of gain recognized in OCI	$177	$4,123
Amounts of previously recorded gain (loss) reclassified from OCI into Interest Expense	$991	$(921)

Total amount of Interest Expense presented in the consolidated statements of operations	$5,806	$5,366

Over time, the realized gains in accumulated other comprehensive income will be reclassified into earnings as a decrease to interest expense in the same periods in which the hedged interest payments woud affect earnings. The Company estimates that approximately $3.5 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

The Company hedged the exposure to variability in anticipated future interest payments on existing debt.

The BMO Term Loan hedging transaction used derivative instruments that involved certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates would cause a significant loss of basis in the contract. The Company required its derivatives contracts to be with counterparties that have investment grade ratings. As a result, the Company did not anticipate that any counterparty would fail to meet its obligations. However, there was no assurance that the Company would be able to adequately protect against the foregoing risks or that it would ultimately realize an economic benefit that exceeded the related amounts incurred in connection with engaging in such hedging strategies.

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

5.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at each of March 31, 2023 and 2022.

6.  Stockholders’ Equity

As of March 31, 2023, the Company had 103,235,914 shares of common stock outstanding. The Company declared and paid dividends as follows (in thousands, except per share amounts):

	Dividends Per	Total
Quarter Paid	Share	Dividends
First quarter of 2023	$0.01	$1,033

2022:
Special dividend declared in December 2021 and paid January 2022	$0.32	$33,280
First quarter of 2022	$0.09	$9,360

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

On May 17, 2022, the Company granted shares under the Plan to non-employee directors with the compensation cost related to such grants indicated in the table below, which was recognized during the year ended December 31, 2022 and is included in general and administrative expenses for such period. Such shares were fully vested on the date of issuance.

	Shares Available	Compensation
	for Grant	Cost
Balance December 31, 2021	1,780,820	1,012,500
Shares granted 2022	(84,133)	393,750
Balance December 31, 2022	1,696,687	$1,406,250
Shares granted 2023	—	—
Balance March 31, 2023	1,696,687	$1,406,250

Repurchase of Common Stock

On June 23, 2021, the Board of Directors of the Company authorized the repurchase of up to $50 million of the Company’s common stock from time to time in the open market, privately negotiated transactions or other manners as permitted by federal securities laws. The repurchase authorization may be suspended or discontinued at any time. The Company repurchased 846,739 shares of common stock during the first quarter of 2022 at an aggregate cost of approximately $4.8 million at an average cost of approximately $5.72 per share, inclusive of brokerage commissions. The Company did not repurchase any shares of common stock during the remainder of 2022 or the first quarter of 2023. The excess of the purchase price over the par value of the shares repurchased is applied to reduce additional paid-in capital. On February 10, 2023, the Company announced it had discontinued the previous repurchase authorization made on June 23, 2021.

A summary of the repurchase of common stock by the Company is shown in the following table:

(Cost in thousands)	Shares Repurchased	Cost
Balance, December 31, 2021	4,413,741	$37,019
Repurchase of shares	846,739	4,843
Balance, December 31, 2022	5,260,480	$41,862

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a taxable REIT subsidiary (“TRS”). In the case of TRSs, the Company’s ownership of securities in all TRSs generally cannot exceed 20% (25% of taxable years beginning on or before December 31, 2017) of the value of all of the Company’s assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company’s assets. FSP Investments LLC and FSP Protective TRS Corp. are the Company’s taxable REIT subsidiaries operating as taxable corporations under the Code. The TRSs have gross amounts of net operating losses (“NOLs”) available to those taxable corporations of $4.9 million and $4.8 million as of December 31, 2022 and December 31, 2021, respectively. The NOLs created prior to 2018 will expire between 2030 and 2047 and the NOLs generated after 2017 will not expire. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.

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

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use NOLs to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs generated prior to December 31, 2018 will expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured. The gross amount of NOLs available to the Company was $1.7 million and $1.7 million as of March 31, 2023 and December 31, 2022, respectively.

Income Tax Expense

The Company is subject to a business tax known as the Revised Texas Franchise Tax. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax. The Company recorded a provision for the Revised Texas Franchise Tax of $67,000 and $49,000 for the three months ended March 31, 2023 and 2022, respectively.

The income tax expense reflected in the consolidated statements of operations relates primarily to a franchise tax on the Company’s Texas properties.

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022

Revised Texas Franchise Tax	$67	$49
Other Taxes	—	—
Tax expense	$67	$49

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

For the three months ended March 31, 2023 and 2022, the Company recognized the following amounts of income relating to lease payments:

Income relating to lease payments:
	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Income from leases (1)	$37,418	$40,573
	$37,418	$40,573
(1) Includes amounts recognized from variable lease payments were $10,852 and $12,665 for the three months ended March 31, 2023 and 2022, respectively.

9. Disposition of Properties

In 2021, the Company determined that further debt reduction would provide greater financial flexibility and potentially increase shareholder value. Accordingly, the Company adopted a strategy to dispose of certain properties where it believes valuation potential has been reached.

In 2023, the Company sold one office property located in Elk Grove, Illinois on March 10, 2023 for a sales price of $29.1 million, at a gain of approximately $8.4 million. The Company used the proceeds of the disposition principally to repay a portion of outstanding indebtedness.

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

10.  Subsequent Events

On April 7, 2023, the Board of Directors of the Company declared a cash distribution of $0.01 per share of common stock payable on May 11, 2023 to stockholders of record on April 21, 2023.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, adverse changes in general economic or local market conditions, including the impact of recessionary concerns, inflation, energy prices and interest rates, as well as those resulting from the COVID-19 pandemic, including the impact of work-from-home policies, and other potential infectious disease outbreaks and terrorist attacks or other acts of violence, which may negatively affect the markets in which we and our tenants operate, adverse changes in energy prices, which if sustained, could negatively impact occupancy and rental rates in the markets in which we own properties, including energy-influenced markets such as Dallas, Denver and Houston, expectations for future property dispositions, expectations for the potential payment of special dividends, changes in interest rates as a result of economic market conditions, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, uncertainties relating to fiscal policy, changes in government regulations and regulatory uncertainty, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, delays in construction schedules, unanticipated increases in construction costs, unanticipated repairs, increases in the level of general and administrative costs as a percentage of revenues as revenues decrease as a result of property dispositions, additional staffing, insurance increases and real estate tax valuation reassessments. See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A. “Risk Factors” below. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

As of March 31, 2023, approximately 5.3 million square feet, or approximately 84.8% of our total owned and consolidated portfolio, was located in Dallas, Denver, Houston and Minneapolis.

The main factor that affects our real estate operations is the broad economic market conditions in the United States. These market conditions affect the occupancy levels and the rent levels on both a national and local level. We have no influence on broader economic market conditions. We may look to acquire and/or develop quality properties in good locations in order to lessen the impact of downturns in the market and to take advantage of upturns when they occur.

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

In 2023, we sold one office property located in Elk Grove, Illinois on March 10, 2023 for a sales price of $29.1 million, at a gain of approximately $8.4 million. On March 13, 2023, we repaid $25 million that had been drawn under the BofA Revolver.

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

On April 12, 2023, the credit rating for our senior unsecured debt was downgraded by Moody’s Investor Service to Ba3 from Ba1. On February 10, 2023, we entered into amendments to the BMO Term Loan and the BofA Revolver that, among other things, caused the interest rate applicable to those borrowings to no longer be based in part on the rating of our debt. The interest rate applicable to borrowings under the Senior Notes continues to be based in part on the rating of our debt. We anticipate that as a result of our below investment grade credit rating, we will continue to incur approximately $1.0 million in additional interest costs from the Senior Notes over a full twelve-month period based on our borrowings as of April 27, 2023.

Trends and Uncertainties

Long-term Impact of COVID-19 Pandemic

Considerable uncertainty still surrounds the long-term impact of the COVID-19 pandemic and its potential effects on the population, including the spread of more contagious variants of the virus. Many of our tenants still do not fully occupy the space that they lease. The pandemic has had an adverse impact on economic and market conditions in various sectors of the economy. However, the evolving nature of the pandemic makes it difficult to ascertain the long-term impact it will have on commercial real estate markets and our business. The COVID-19 pandemic continues to present material uncertainty and risk with respect to the performance of our properties and our financial results, such as the potential negative impact to the businesses of our tenants, the impact of work-from-home policies, the potential negative impact to leasing efforts and occupancy at our properties, uncertainty regarding future rent collection levels or requests for rent concessions from our tenants, the occurrence of a default under any of our debt agreements, the potential for increased borrowing costs, negative impacts on our ability to refinance existing indebtedness or to secure new sources of capital on favorable terms, fluctuations in our level of dividends, increased costs of operations, making more difficult our ability to complete required capital expenditures in a timely manner and on budget, decreases in values of our real estate assets, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. We are unable to estimate the full extent of the impact that the COVID-19 pandemic will have on our future financial results at this time. See “Risk Factors” in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Economic Conditions

The global economy continues to experience significant disruptions as a result of various factors, including geopolitical events such as the ongoing conflict between Russia and Ukraine and increasing tensions with China, the long-term impact of the COVID-19 pandemic and continuing supply chain difficulties. In addition, various economic factors, including but not limited to, inflation and interest rates, are contributing to recessionary concerns for the economy of the United States. Economic conditions directly affect the demand for office space, our primary income producing asset. In addition, the broad economic market conditions in the United States are typically affected by numerous other factors, including but not limited to, inflation and employment levels, energy prices, uncertainty about government fiscal, monetary, trade and tax policies, changes in currency exchange rates, the regulatory environment and the availability of credit. During 2022 and 2023 and as of April 27, 2023, the Federal Reserve raised the federal funds rate target several times, most recently by 25 basis points on March 22, 2023, to a range of 4.75% to 5.00%. The Federal Reserve has indicated that ongoing increases in the target range will be appropriate, which could also increase interest rates. If interest rates continue to increase, then the interest costs on our unhedged variable rate debt would be adversely affected, which could in turn adversely affect our cash flow, our ability to pay principal and interest on our debt and our ability to make distributions to stockholders. As of March 31, 2023, approximately 50.0% of our total debt constituted unhedged variable rate debt. Increasing interest rates could also decrease the amount third parties are willing to pay for our assets and limit our ability to incur new debt or refinance existing debt when it matures. As of the date of this report, the impact of current economic conditions and geopolitical events and the long-term impact of the COVID-19 pandemic are adversely affecting the demand for office space in the United States.

Real Estate Operations

As of March 31, 2023, our real estate portfolio was comprised of 20 owned properties, which we refer to as our owned properties, and a non-controlling common stock interest in the corporation that is the sole member of FSP Monument Circle LLC, which corporation was organized to operate as a real estate investment trust, or Sponsored REIT. The Sponsored REIT, which we also refer to as Monument Circle, was consolidated effective January 1, 2023. We refer to these 21 properties as our owned and consolidated properties. Our owned properties were approximately 73.9% leased as of March 31, 2023, a decrease from 75.6% leased as of December 31, 2022. The 1.7% decrease in leased space was primarily a result of lease maturities that occurred during the three months ended March 31, 2023 and the impact on leased percentage from the dispostion of one property on March 10, 2023. As of March 31, 2023, we had approximately 1,581,000 square feet of vacancy in our owned properties compared to approximately 1,524,000 square feet of vacancy at December 31, 2022. During the three months ended March 31, 2023, we leased approximately 129,000 square feet of office space in our owned properties, of which approximately 81,000 square feet were with existing tenants, at a weighted average term of 6.1 years. On average, tenant improvements for such leases were $28.53 per square foot, lease commissions were $9.71 per square foot and rent concessions were approximately five months of free rent. Average GAAP base rents under such leases were $32.87 per square foot, or 5.7% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2022.

Our owned and consolidated properties were approximately 71.5% leased as of March 31, 2023 compared to our owned properties at 73.9% leased as of March 31, 2023. The lower leased percentage is a result of the consolidation of Monument Circle effective January 1, 2023. As of March 31, 2023, Monument Circle was approximately 4.1% leased.

As of March 31, 2023, leases for approximately 4.1% and 11.3% of the square footage in our owned and consolidated properties are scheduled to expire during 2023 and 2024, respectively. As the second quarter of 2023 begins, we believe that our owned properties are stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants. While leasing activity at our properties has continued, we believe that the impact of geopolitical events, current economic conditions and the long-term impact of the COVID-19 pandemic may limit or delay new tenant leasing during at least the second quarter of 2023 and potentially in future periods.

While we cannot generally predict when an existing vacancy in our owned properties will be leased or if existing tenants with expiring leases will renew their leases or what the terms and conditions of the lease renewals will be, we expect to renew or sign new leases at then-current market rates for locations in which the buildings are located, which could be above or below the expiring rates. Also, we believe the potential exists for any of our tenants to default on its lease or to seek the protection of bankruptcy. If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. In addition, at any time, a tenant of one of our properties may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders.

Consolidation of Sponsored REIT

As of January 1, 2023, we consolidated Monument Circle into our financial statements. On October 29, 2021, we agreed to amend and restate our existing loan to Monument Circle that is secured by a mortgage on real estate owned by Monument Circle, which we refer to as the Sponsored REIT Loan. The amended and restated Sponsored REIT Loan extended the maturity date from December 6, 2022 to June 30, 2023 (subject to further extension to September 30, 2023), increased the aggregate principal amount of the loan from $21 million to $24 million, and included certain other modifications. In consideration of our agreement to amend and restate the Sponsored REIT Loan, we obtained from the stockholders of Monument Circle the right to vote their shares in favor of any sale of the property owned by Monument Circle any time on or after January 1, 2023. As a result of our obtaining this right to vote shares, GAAP variable interest entity (VIE) rules required us to consolidate Monument Circle as of January 1, 2023. A gain on consolidation of approximately $0.4 million was recognized in the three months ended March 31, 2023.

Additional information about the consolidation of Monument Circle is incorporated herein by reference to Note 1, “Organization, Properties, Basis of Presentation, Financial Instruments, and Recent Accounting Standards – Variable Interest Entities (VIEs)” and Note 2, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Dispositions of Properties

During 2023, we sold an office property located in Elk Grove, Illinois on March 10, 2023 for a sales price of $29.1 million, at a gain of approximately $8.4 million. During 2022, we sold two office properties located in Broomfield, Colorado on August 31, 2022 for an aggregate sales price of $102.5 million, at a gain of approximately $24.1 million. We also sold an office property in Evanston, Illinois on December 28, 2022 for a sales price of approximately $27.8 million, at a gain of $3.9 million. There were no properties held for sale as of March 31, 2023.

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

Critical Accounting Estimates

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations.

Recent Accounting Standards

In March 2020, the Financial Accounting Standards Board (FASB) issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We do not anticipate that the adoption of ASU 2020-04 will have a material impact on our consolidated financial statements.

Results of Operations

The following table shows financial results for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in thousands)	2023	2022	Change
Revenues:
Rental	$37,767	$41,797	$(4,030)
Related party revenue:
Management fees and interest income from loans	—	460	(460)
Other	—	7	(7)
Total revenues	37,767	42,264	(4,497)
Expenses:
Real estate operating expenses	12,690	12,834	(144)
Real estate taxes and insurance	6,973	8,719	(1,746)
Depreciation and amortization	14,727	15,670	(943)
General and administrative	3,817	3,784	33
Interest	5,806	5,366	440
Total expenses	44,013	46,373	(2,360)

Loss on extinguishment of debt	(67)	—	(67)
Gain on consolidation of Sponsored REIT	394	—	394
Gain on sale of properties, net	8,392	—	8,392
Income (loss) before taxes	2,473	(4,109)	6,582
Tax expense	67	49	18
Net income (loss)	$2,406	$(4,158)	$6,564

Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022:

Revenues

Total revenues decreased by $4.5 million to $37.8 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $4.0 million arising primarily from the sale of three properties during 2022 and one property in 2023 and other losses of rental income from lease expirations during the periods presented. These decreases were partially offset by rental income earned from leases commencing after March 31, 2022. Our leased space in our owned and consolidated properties was 71.5% at March 31, 2023 and 77.3% at March 31, 2022.
●	A decrease in interest income from loans of approximately $0.5 million due to the consolidation of Monument Circle as of January 1, 2023.

Expenses

Total expenses decreased by $2.4 million to $44.0 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The decrease was primarily a result of:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $1.9 million primarily attributable to the property dispositions noted above.
●	A decrease in depreciation and amortization of approximately $0.9 million primarily attributable to the property dispositions noted above.

These decreases were partially offset by:

●	An increase in interest expense of approximately $0.4 million. The increase was primarily due to higher interest expense as a result of higher interest rates from loan extensions signed on February 10, 2023 and was partially offset by a lower principal amount of debt outstanding compared to the same period in 2022.

Loss on extinguishment of debt

During the three months ended March 31, 2023, we repaid debt and incurred a loss on extinguishment of debt of $0.1 million related to unamortized deferred financing costs on the date of the repayment.

Gain on consolidation of Sponsored REIT

During the three months ended March 31, 2023, we recorded a gain on consolidation of Sponsored REIT as a result of reducing the Monument Circle loan loss reserve, which resulted in a $0.4 million gain.

Gain on sale of properties, net

During the three months ended March 31, 2023, we sold an office property located in Elk Grove, Illinois on March 10, 2023 for a sales price of $29.1 million, at a gain of approximately $8.4 million.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which was $67,000 during the three months ended March 31, 2023 compared to $49,000 during the three months ended March 31, 2022.

Net income (loss)

Net income for the three months ended March 31, 2023 was $2.4 million compared to a net loss of $4.2 million for the three months ended March 31, 2022, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the
	Three Months Ended
	March 31,
(in thousands):	2023	2022
Net income (loss)	$2,406	$(4,158)
Gain on consolidation of Sponsored REIT	(394)	—
Gain on sale of properties	(8,392)	—
Depreciation and amortization	14,709	15,661
NAREIT FFO	8,329	11,503
Lease Acquisition costs	78	79

Funds From Operations	$8,407	$11,582

Net Operating Income (NOI)

The Company provides property performance based on Net Operating Income, which we refer to as NOI. Management believes that investors are interested in this information. NOI is a non-GAAP financial measure that the Company defines as net income or loss (the most directly comparable GAAP financial measure) plus selling, general and administrative expenses, depreciation and amortization, including amortization of acquired above and below market lease intangibles and impairment charges, interest expense, less equity in earnings of nonconsolidated REITs, interest income, management fee income, hedge ineffectiveness, gains or losses on the sale of assets and excludes non-property specific income and expenses. The information presented includes footnotes and the data is shown by region with properties owned and consolidated in the periods presented, which we call Same Store. The comparative Same Store results include properties held for the periods presented and exclude acquired properties or properties that have been placed in service, but that do not have operating activity for all periods presented, dispositions and significant nonrecurring income such as bankruptcy settlements and lease termination fees. NOI, as defined by the Company, may not be comparable to NOI reported by other REITs that define NOI differently. NOI should not be considered an alternative to net income or loss as an indication of our performance or to cash flows as a measure of the Company’s liquidity or its ability to make distributions. The calculations of NOI are shown in the following table:

Net Operating Income (NOI)*

	Rentable
	Square
	Feet	Three Months Ended	Three Months Ended	Inc	%
(in thousands)	or RSF	31-Mar-23	31-Mar-22	(Dec)	Change
Region
East	362	$478	$497	$(19)	(3.8)%
MidWest	758	2,239	2,478	(239)	(9.6)%
South	2,797	7,933	5,817	2,116	36.4%
West	2,132	6,422	8,070	(1,648)	(20.4)%
Property NOI* from Owned Properties	6,049	17,072	16,862	210	1.2%
Disposition and Acquisition Properties (a)	214	668	2,719	(2,051)	(10.6)%
Property NOI*	6,263	$17,740	$19,581	$(1,841)	(9.4)%

Same Store		$17,072	$16,862	$210	1.2%

Less Nonrecurring
Items in NOI* (b)		1,292	273	1,019	(6.1)%

Comparative
Same Store		$15,780	$16,589	$(809)	(4.9)%

		Three Months Ended	Three Months Ended
Reconciliation to Net Income (Loss)		31-Mar-23	31-Mar-22
Net income (loss)		$2,406	$(4,158)
Add (deduct):
Loss on extinguishment of debt		67	—
Gain on consolidation of Sponsored REIT		(394)	—
Gain on sale of properties, net		(8,392)	—
Management fee income		(374)	(291)
Depreciation and amortization		14,727	15,670
Amortization of above/below market leases		(18)	(9)
General and administrative		3,817	3,784
Interest expense		5,806	5,366
Interest income		—	(451)
Non-property specific items, net		95	(330)

Property NOI*		$17,740	$19,581
(a)	We define Disposition and Acquisition Properties as properties that were sold or acquired or consolidated and do not have operating activity for all periods presented.
(b)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the three months ended March 31, 2023 for our owned and consolidated properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	March 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2023 (a)	Square Feet (b)

Forest Park	Charlotte	NC	1999/2020	64,198	50,332	78.4%	$23.43
Innsbrook	Glen Allen	VA	1999	298,183	142,382	47.8%	19.33
East total				362,381	192,714	53.2%	20.40
120 Monument Circle	Indianapolis	IN	1992	213,760	8,721	4.1%	31.97
121 South 8th Street	Minneapolis	MN	1974	298,121	251,853	84.5%	25.06
801 Marquette Ave	Minneapolis	MN	1923/2017	129,691	119,108	91.8%	24.35
Plaza Seven	Minneapolis	MN	1987	330,096	236,415	71.6%	29.74
Midwest total				971,668	616,097	63.4%	26.82
Blue Lagoon Drive	Miami	FL	2002/2021	213,182	156,795	73.6%	41.87
Park Ten	Houston	TX	1999	157,609	113,431	72.0%	28.79
Addison Circle	Addison	TX	1999	289,333	240,175	83.0%	34.63
Collins Crossing	Richardson	TX	1999	300,887	289,032	96.1%	26.38
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	26.68
Park Ten Phase II	Houston	TX	2006	156,746	148,924	95.0%	29.13
Liberty Plaza	Addison	TX	1985	217,841	158,784	72.9%	24.08
Legacy Tennyson Center	Plano	TX	1999/2008	209,461	102,552	49.0%	29.05
One Legacy Circle	Plano	TX	2008	214,110	136,474	63.7%	38.64
Westchase I & II	Houston	TX	1983/2008	629,025	368,735	58.6%	27.34
Pershing Park Plaza	Atlanta	GA	1989	160,145	127,796	79.8%	39.03
South Total				2,796,738	2,091,097	74.8%	30.55
1999 Broadway	Denver	CO	1986	680,255	442,438	65.0%	34.25
1001 17th Street	Denver	CO	1977/2006	644,785	450,382	69.9%	37.92
600 17th Street	Denver	CO	1982	611,163	469,618	76.8%	34.96
Greenwood Plaza	Englewood	CO	2000	196,236	130,006	66.3%	26.44
West Total				2,132,439	1,492,444	70.0%	34.90

Total Owned & Consolidated Properties				6,263,226	4,392,352	70.1%	$31.06
(a)	Based on weighted occupied square feet for the three months ended March 31, 2023, including month-to-month tenants, divided by the Property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the three months ended March 31, 2023, per weighted occupied square foot.

Liquidity and Capital Resources

Cash and cash equivalents were $13.1 million and $6.6 million at March 31, 2023 and December 31, 2022, respectively. The increase of $6.5 million is attributable to $1.1 million used in operating activities, plus $19.7 million provided by investing activities less $12.1 million used in financing activities. Management believes that existing cash, cash anticipated to be generated internally by operations, including property dispositions, and our existing availability under the BofA Revolver ($75 million available as of April 27, 2023), will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and property dispositions. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties, property dispositions and our interest costs.

Operating Activities

Cash used in operating activities for the three months ended March 31, 2023 of $1.1 million is primarily attributable to net income of $2.4 million less the gain on sale of a property of $8.4 million, less the gain on consolidation of Sponsored REIT of $0.4 million, plus the add-back of $14.4 million of non-cash expenses, less an increase in tenant rent receivables of $1.1 million, less a decrease in accounts payable and accrued compensation of $5.8 million, an increase in payment of deferred leasing commissions of $0.9 million, an increase in lease acquisition costs of $0.8 million and an increase in prepaid expenses of $0.5 million.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2023 of $19.7 million is primarily attributable to proceeds from an asset sale of $28.1 million and an increase of investment in a mortgage receivable of $3.0 million from cash recorded in consolidation of Monument Circle, which was partially offset by purchases of other real estate assets and office equipment investments of $11.4 million.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2023 of $12.1 million is primarily attributable to the repayment of a portion of the BMO Term Loan of $40.0 million, repayment of a portion of the BofA Revolver of $30.0 million, payment of distributions to stockholders of $1.0 million, and payment of deferred financing costs of $2.3 million, which was partially offset by net borrowings on the BofA Revolver of $57.0 million and the proceeds from the termination of interest rate swap of $4.2 million.

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

BMO Term Loan

On February 10, 2023, the Company entered into a First Amendment to the Second Amended and Restated Credit Agreement with the lending institutions party thereto and Bank of Montreal, as administrative agent (the “BMO First Amendment”). The BMO First Amendment amended the Second Amended and Restated Credit Agreement dated September 27, 2018, among the Company and the lending institutions party thereto (as amended by the BMO First Amendment, the “BMO Credit Agreement”) to, among other things, extend the maturity date from January 31, 2024 to October 1, 2024 and change the interest rate from a number of basis points over LIBOR depending on the Company’s credit rating to 300 basis points over SOFR (Secured Overnight Financing Rate). The BMO Credit Agreement initially provided for an unsecured term loan borrowing in the amount of $220 million (the “BMO Term Loan”). In connection with the BMO First Amendment, the Company repaid a $40 million portion of the BMO Term Loan, so that $125 million remains outstanding as of March 31, 2023. On or before April 1, 2024, we are required to repay an additional $25 million of the BMO Term Loan. The remaining balance of the BMO Term Loan matures on October 1, 2024.

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

As of March 31, 2023, the interest rate on the BMO Term Loan was 7.92% per annum. The weighted average variable interest rate on all amounts outstanding under the BMO Term Loan from February 8, 2023, which is when the Company terminated its outstanding interest rate swaps applicable to the BMO Term Loan as described below, through March 31, 2023 was approximately 7.16% per annum.

Although the interest rate on the BMO Term Loan is variable under the BMO Credit Agreement, the Company fixed the base LIBOR interest rate that previously applied to the BMO Term Loan by entering into interest rate swap transactions. On February 20, 2019, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon the Company’s credit rating, as of both December 31, 2022 and February 8, 2023, the effective interest rate on the BMO Term Loan was 4.04% per annum. On February 8, 2023, we terminated all outstanding interest rate swaps applicable to the BMO Term Loan and, on February 10, 2023, we received an aggregate of approximately $4.3 million as a result of such terminations, of which approximately $0.1 million related to interest receivable.

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

The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. We were in compliance with the BMO Term Loan financial covenants as of March 31, 2023.

BofA Revolver

On February 10, 2023, the Company entered into a First Amendment to Credit Agreement with Bank of America, N.A., as administrative agent, a letter of credit issuer and a lender (“BofA”), and the other lending institutions party thereto (the “BofA First Amendment”), for a revolving line of credit for borrowings, at the Company’s election, of up to $150 million (the “BofA Revolver”). The BofA First Amendment amended the Credit Agreement, dated January 10, 2022, among the Company and the lending institutions party thereto (as amended by the BofA First Amendment, the “BofA Credit Agreement”) to among other things, extend the maturity date from January 12, 2024 to October 1, 2024, reduce availability for borrowings, at the Company’s election, from up to $237.5 million to up to $150 million, and to change the interest rate from a number of basis points over SOFR depending on the Company’s credit rating to 300 basis points over SOFR. Borrowings made under the BofA Revolver may be revolving loans or letters of credit, the combined sum of which may not exceed $150 million outstanding at any time. Effective October 1, 2023, availability under the BofA Revolver will be reduced to $125 million and, effective April 1, 2024, availability under the BofA Revolver will be further reduced to $100 million. As of March 31, 2023 and April 27, 2023, there were borrowings of $75 million and $75 million drawn and outstanding under the BofA Revolver, respectively, which borrowings include $40 million that the Company borrowed on February 10, 2023 to repay a portion of the BMO Term Loan. Borrowings made pursuant to the BofA Revolver may be borrowed, repaid and reborrowed from time to time until the maturity date on October 1, 2024.

Effective February 10, 2023 upon entering into the BofA First Amendment, the BofA Revolver bears interest at 300 basis points over either (i) the daily simple SOFR, plus an adjustment of 0.11448%, or (ii) one, three or six month term SOFR, plus a corresponding adjustment of 0.11448%, 0.26161% or 0.42826%, respectively. In addition, under certain circumstances, such as if SOFR was not able to be determined, the BofA Revolver will instead bear interest at 200 basis points over the base rate. Prior to February 10, 2023, borrowings under the BofA Revolver bore interest at a margin over either (i) the daily simple SOFR, plus an adjustment of 0.11448%, or (ii) one, three or six month term SOFR, plus a corresponding adjustment of 0.11448%, 0.26161% or 0.42826%, respectively. Prior to February 10, 2023, the margin over SOFR or, if applicable, the base rate, varied depending on the Company’s leverage ratio (1.750% over SOFR and 0.750% over the base rate at December 31, 2022). Effective February 10, 2023 upon entering into the BofA First Amendment, the Company is also obligated to pay an annual facility fee on the unused portion of the BofA Revolver at the rate of 0.350% per annum and, if applicable, letter of credit fees. Prior to February 10, 2023, the Company was also obligated to pay an annual facility fee and, if applicable, letter of credit fees in amounts that were also based on the Company’s leverage ratio. The previous facility fee was assessed against the aggregate amount of lender commitments regardless of usage (0.350% at December 31, 2022).

As of March 31, 2023, the interest rate on the BofA Revolver was 7.92% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Revolver through March 31, 2023 was approximately 6.91% per annum.

The BofA Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, use of proceeds, the amount of cash and cash equivalents that the Company can have on its balance sheet after giving effect to an advance under the BofA Revolver, repurchases and redemptions of the Company’s common stock, going concern qualifications to our financial statements, and the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BofA Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio and a minimum unsecured interest coverage ratio. The

BofA Credit Agreement also restricts the Company’s ability to make quarterly dividend distributions that exceed $0.01 per share of the Company’s common stock; provided, however, that notwithstanding such restriction, the Company is permitted to make dividend distributions based on the Company’s good faith estimate of projected or estimated taxable income or otherwise as necessary to retain the Company’s status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which the Company would otherwise be subject. The Company was in compliance with the BofA Revolver financial covenants as of March 31, 2023.

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

Former BofA Credit Facility

On July 21, 2016, the Company entered into a First Amendment (the “BofA First Amendment”), and on October 18, 2017, the Company entered into a Second Amendment (the “BofA Second Amendment”), to the Second Amended and Restated Credit Agreement dated October 29, 2014 among the Company, the lending institutions party thereto and BofA, as administrative agent, L/C Issuer and Swing Line Lender (as amended by the BofA First Amendment and the BofA Second Amendment, the “Amended Former BofA Credit Facility”) that continued an existing unsecured revolving line of credit (the “Former BofA Revolver”) and an existing term loan (the “Former BofA Term Loan”). Effective simultaneously with the closing of the Amended Former BofA Credit Facility on January 10, 2022, the Company delivered a notice to BofA terminating the aggregate lender commitments under the Former BofA Revolver in their entirety. There were no amounts drawn on the Former BofA Revolver as of December 31, 2021 and January 10, 2022.

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

During 2022 and as of December 31, 2022, there were no borrowings under the Former BofA Revolver.

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

The interest rate on the Former BofA Term Loan was variable through the date of repayment on September 6, 2022. Previously the Company had fixed the base LIBOR interest rate on the Former BofA Term Loan by entering into interest rate swap transactions. On July 22, 2016, the Company entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the Former BofA Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ended on September 27, 2021. The weighted average variable interest rate on all amounts outstanding under the Former BofA Term Loan through the date of repayment on September 6, 2022 was approximately 2.65% per annum.

Senior Notes

On October 24, 2017, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with the various purchasers named therein (the “Purchasers”) in connection with a private placement of senior unsecured notes. Under the Note Purchase Agreement, the Company agreed to sell to the Purchasers an aggregate principal amount of $200 million of senior unsecured notes consisting of (i) Series A Senior Notes due December 20, 2024 in an aggregate principal amount of $116 million (the “Series A Notes”) and (ii) Series B Senior Notes due December 20, 2027 in an aggregate principal amount of $84 million (the “Series B Notes”, and, together with the Series A Notes, the “Senior Notes”). On December 20, 2017, the Senior Notes were funded and proceeds were used to reduce the outstanding balance of the Former BofA Revolver.

The Senior Notes bear interest depending on the Company’s credit rating. As of March 31, 2023, the Series A Notes bear interest at 4.49% per annum and the Series B Notes bear interest at 4.76% per annum.

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BofA Credit Agreement and the BMO Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. We were in compliance with the Senior Notes financial covenants as of March 31, 2023.

Equity Offering

From time to time, we may issue debt securities, common stock, preferred stock or depository shares under a registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Stock Repurchase Program

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

Additional information about the Sponsored REIT Loan outstanding as of March 31, 2023, is incorporated herein by reference to Note 2, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our owned and consolidated properties from the rental revenue generated by the properties. For the three months ended March 31, 2023 and 2022, respectively, the rental income exceeded the expenses for each individual property, with the exception of Monument Circle for the three months ended March 31, 2023 and Pershing Park for the three months ended March 31, 2022.

Monument Circle has approximately 214,000 square feet of rentable space comprised of both office and street level retail space. The office component comprises approximately 95% of the rentable space and was net leased to a single corporate tenant, through December 31, 2018. The retail component comprises the remaining approximately 5% of the property’s rentable space. Monument Circle had approximately $70,000 of rental income and $216,000 of operating expenses for the three months ended March 31, 2023, and was 4.1% leased to two retail tenants as of March 31, 2023.

Pershing Park has approximately 160,000 square feet of rentable space, which was 12.4% leased at June 30, 2021 due to a large tenant departure on May 31, 2021. During the three months ended September 30, 2021, we signed a lease with a new tenant. During the three months ended March 31, 2022, we signed an expansion of space with that same tenant. The new lease inclusive of the expansion space is for approximately 101,000 square feet and has commenced. Pershing Park had approximately $187,000 of rental income and $557,000 of operating expenses for the three months ended March 31, 2022, and was 78.1% leased as of March 31, 2022.

Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We have used interest rate derivative instruments to manage exposure to interest rate changes. As of March 31, 2023 and December 31, 2022, if market rates on our outstanding borrowings under the BofA Revolver subject to a floating rate increased by 10% at maturity, or approximately 79 and 62 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by approximately $0.6 million and $0.3 million, respectively. The interest rate on the BofA Revolver as of March 31, 2023 was SOFR plus an adjustment of 0.11448% plus 300 basis points, or 7.92% per annum and as of December 31, 2022 was SOFR plus an adjustment of 0.11448% plus 175 basis points, or 4.358% per annum. There was $75 million and $48 million drawn on the BofA Revolver as of March 31, 2023 and December 31, 2022, respectively. We do not believe that the interest rate risk on the BofA Revolver is material as of March 31, 2023.

Although the interest rate on the BMO Term Loan is variable, the Company fixed the base LIBOR interest rate on the BMO Term Loan by entering into interest rate swap agreements. On February 20, 2019, the Company fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan with interest rate swap agreements (the “2019 BMO Interest Rate Swap”). Accordingly, based upon our credit rating, as of December 31, 2022, the interest rate on the BMO Term Loan was 4.04% per annum. The fair value of these interest rate swaps are affected by changes in market interest rates. This interest rate swap was our only derivative instrument as of December 31, 2022. On February 8, 2023, we terminated all outstanding interest rate swaps applicable to the BMO Term Loan and, on February 10, 2023, we received an aggregate of approximately $4.3 million as a result of such terminations, of which approximately $0.1 million related to interest receivable. As of March 31, 2023, if market rates on our outstanding borrowings under the BMO Term Loan subject to a floating rate increased by 10% at maturity, or approximately 79 basis points over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by approximately $1.0 million. The interest rate on the BMO Term Loan as of March 31, 2023 was SOFR plus an adjustment of 0.11448% plus 300 basis points, or 7.92% per annum.

The table below includes our derivative instrument, which hedged variable cash flows related to interest on our BMO Term Loan as of December 31, 2022 (in thousands):

	Notional	Strike	Effective	Expiration	Fair Value (1) at
(in thousands)	Value	Rate	Date	Date	March 31, 2023	December 31, 2022

2019 BMO Interest Rate Swap	$165,000	2.39%	Aug-20	Jan-24	$—	$4,358

(1) Classified within Level 2 of the fair value hierarchy.

Our BMO Term Loan hedging transaction used derivative instruments that involved certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates would cause a significant loss of basis in the contract. We require our derivatives contracts to be with counterparties that have investment grade ratings. As a result, we did not anticipate that any counterparty would fail to meet its obligations. However, there was no assurance that we would be able to adequately protect against the foregoing risks or that we would ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

The Company’s derivatives were recorded at fair value in other assets and liabilities in the consolidated balance sheets, the effective portion of the derivatives’ fair value were recorded to other comprehensive income in the consolidated statements of other comprehensive income (loss).

The following table presents, as of March 31, 2023, our contractual variable rate borrowings under our BofA Revolver, which matures on October 1, 2024, under our BMO Term Loan Tranche B, which matures on October 1, 2024, under our Series A Notes, which mature on December 20, 2024, and under our Series B Notes, which mature on December 20, 2027.

	Payment due by period
	(in thousands)
	Total	2023	2024	2025	2026	2027	Thereafter
BofA Revolver	$75,000	$—	$75,000	$—	$—	$—	$—
BMO Term Loan Tranche B	125,000	—	125,000	—	—	—	—
Series A Notes	116,000	—	116,000	—	—	—	—
Series B Notes	84,000	—	—	—	—	84,000	—
Total	$400,000	$—	$316,000	$—	$—	$84,000	$—

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2022 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 23, 2021, FSP Corp. announced that the Board of Directors of FSP Corp. had authorized the repurchase of up to $50 million of the Company’s common stock from time to time in the open market, privately negotiated transactions or other manners as permitted by federal securities laws. The repurchase authorization may be suspended or discontinued at any time. On February 10, 2023, we disclosed in a Current Report on Form 8-K that our Board of Directors had discontinued the repurchase authorization. There were no repurchases in 2023 prior to the discontinuation of the repurchases.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

3.1 (1)	Articles of Incorporation, as amended

3.2 (2)	Amended and Restated By-laws.

10.1 (3)	First Amendment to Credit Agreement, dated February 10, 2023, among Franklin Street Properties Corp., Bank of America, N.A., and the other parties thereto.

10.2 (4)	First Amendment to Second Amended and Restated Credit Agreement, dated February 10, 2023, among Franklin Street Properties Corp., Bank of Montreal, and the other parties thereto.

31.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Comprehensive Income (Loss); and (vi) the Notes to Consolidated Financial Statements.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: May 2, 2023	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: May 2, 2023	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)