Form 10-Q
period 2023-09-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2023-11-07
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023.

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

The number of shares of common stock outstanding as of November 2, 2023, was 103,430,353.

Franklin Street Properties Corp.
Form 10-Q

Quarterly Report
September 30, 2023

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Franklin Street Properties Corp.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share and par value amounts)	2023	2022
Assets:
Real estate assets:
Land (amounts related to variable interest entities ("VIEs") of $6,416 and $0 at September 30, 2023 and December 31, 2022, respectively)	$114,298	$126,645
Buildings and improvements (amounts related to VIEs of $13,279 and $0 at September 30, 2023 and December 31, 2022, respectively)	1,183,744	1,388,869
Fixtures and equipment	10,377	11,151
	1,308,419	1,526,665
Less accumulated depreciation (amounts related to VIEs of $256 and $0 at September 30, 2023 and December 31, 2022, respectively)	386,838	423,417
Real estate assets, net (amounts related to VIEs of $19,439 and $0 at September 30, 2023 and December 31, 2022, respectively)	921,581	1,103,248
Acquired real estate leases, less accumulated amortization of $19,660 and $20,243, respectively (amounts related to VIEs of $305, less accumulated amortization of $166 and $0 at September 30, 2023 and December 31, 2022, respectively)	7,447	10,186
Assets held for sale	132,659	—
Cash, cash equivalents and restricted cash (amounts related to VIEs of $2,445 and $0 at September 30, 2023 and December 31, 2022, respectively)	13,043	6,632
Tenant rent receivables	2,854	2,201
Straight-line rent receivable	43,253	52,739
Prepaid expenses and other assets	5,601	6,676
Related party mortgage loan receivable, less allowance for credit loss of $0 and $4,237, respectively	—	19,763
Other assets: derivative asset	—	4,358
Office computers and furniture, net of accumulated depreciation of $1,166 and $1,115, respectively	109	154
Deferred leasing commissions, net of accumulated amortization of $17,143 and $19,043, respectively	25,226	35,709
Total assets	$1,151,773	$1,241,666

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$80,000	$48,000
Term loans payable, less unamortized financing costs of $390 and $250, respectively	114,610	164,750
Series A & Series B Senior Notes, less unamortized financing costs of $371 and $494, respectively	199,629	199,506
Accounts payable and accrued expenses (amounts related to VIEs of $628 and $0 at September 30, 2023 and December 31, 2022, respectively)	36,857	50,366
Accrued compensation	3,179	3,644
Tenant security deposits	5,631	5,710
Lease liability	444	759
Acquired unfavorable real estate leases, less accumulated amortization of $384 and $574, respectively	97	195
Total liabilities	440,447	472,930

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 103,430,353 and 103,235,914 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,335,091	1,334,776
Accumulated other comprehensive income	1,417	4,358
Accumulated distributions in excess of accumulated earnings	(625,192)	(570,408)
Total stockholders’ equity	711,326	768,736
Total liabilities and stockholders’ equity	$1,151,773	$1,241,666

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022

Revenues:
Rental	$36,903	$40,366	$110,927	$122,994
Related party revenue:
Management fees and interest income from loans	—	466	—	1,393
Other	—	4	9	17
Total revenues	36,903	40,836	110,936	124,404
Expenses:
Real estate operating expenses	12,797	13,369	37,627	38,547
Real estate taxes and insurance	7,115	8,951	21,257	26,713
Depreciation and amortization	13,408	15,148	42,780	49,004
General and administrative	3,265	3,232	10,849	10,997
Interest	6,209	6,110	18,099	17,140
Total expenses	42,794	46,810	130,612	142,401

Loss on extinguishment of debt	(39)	(78)	(106)	(78)
Gain on consolidation of Sponsored REIT	—	—	394	—
Impairment and loan loss reserve	—	(717)	—	(1,857)
Gain (loss) on sale of properties and impairment of assets held for sale, net	(39,671)	24,077	(32,085)	24,077
Income (loss) before taxes	(45,601)	17,308	(51,473)	4,145
Tax expense	70	62	212	167

Net income (loss)	$(45,671)	$17,246	$(51,685)	$3,978

Weighted average number of shares outstanding, basic and diluted	103,430	103,236	103,333	103,372

Net income (loss) per share, basic and diluted	$(0.44)	$0.17	$(0.50)	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022

Net income (loss)	$(45,671)	$17,246	$(51,685)	$3,978

Other comprehensive income (loss):
Unrealized gain on derivative financial instruments	—	2,315	177	9,504
Reclassification from accumulated other comprehensive income into interest expense	(1,063)	—	(3,118)	—

Total other comprehensive income (loss)	(1,063)	2,315	(2,941)	9,504

Comprehensive income (loss)	$(46,734)	$19,561	$(54,626)	$13,482

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands, except per share amounts)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2021	103,999	$10	$1,339,226	$(5,239)	$(550,794)	$783,203
Comprehensive income (loss)	—	—	—	5,044	(4,158)	886
Repurchased shares	(847)	—	(4,843)	—	—	(4,843)
Distributions $0.09 per share of common stock	—	—	—	—	(9,360)	(9,360)
Balance, March 31, 2022	103,152	$10	$1,334,383	$(195)	$(564,312)	$769,886
Comprehensive income (loss)	—	—	—	2,146	(9,110)	(6,964)
Equity-based compensation	84	—	393	—	—	393
Distributions $0.09 per share of common stock	—	—	—	—	(9,283)	(9,283)
Balance, June 30, 2022	103,236	$10	$1,334,776	$1,951	$(582,705)	$754,032
Comprehensive income	—	—	—	2,315	17,246	19,561
Distributions $0.01 per share of common stock	—	—	—	—	(1,032)	(1,032)
Balance, September 30, 2022	103,236	$10	$1,334,776	$4,266	$(566,491)	$772,561

Balance, December 31, 2022	103,236	$10	$1,334,776	$4,358	$(570,408)	$768,736
Comprehensive income (loss)	—	—	—	(814)	2,406	1,592
Distributions $0.01 per share of common stock	—	—	—	—	(1,033)	(1,033)
Balance, March 31, 2023	103,236	$10	$1,334,776	$3,544	$(569,035)	$769,295
Comprehensive loss	—	—	—	(1,064)	(8,420)	(9,484)
Equity-based compensation	194	—	315	—	—	315
Distributions $0.01 per share of common stock	—	—	—	—	(1,032)	(1,032)
Balance, June 30, 2023	103,430	$10	$1,335,091	$2,480	$(578,487)	$759,094
Comprehensive loss	—	—	—	(1,063)	(45,671)	(46,734)
Distributions $0.01 per share of common stock	—	—	—	—	(1,034)	(1,034)
Balance, September 30, 2023	103,430	$10	$1,335,091	$1,417	$(625,192)	$711,326

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$(51,685)	$3,978
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	44,705	50,472
Amortization of above and below market leases	(39)	(88)
Shares issued as compensation	315	394
Amortization of other comprehensive income into interest expense	(2,789)	—
Loss on extinguishment of debt	106	78
Gain on consolidation of Sponsored REIT	(394)	—
Impairment and loan loss reserve	—	1,857
(Gain) loss on sale of properties and impairment of assets held for sale, net	32,085	(24,077)
Changes in operating assets and liabilities:
Tenant rent receivables	(653)	645
Straight-line rents	427	(4,064)
Lease acquisition costs	(903)	(2,659)
Prepaid expenses and other assets	(644)	(1,670)
Accounts payable and accrued expenses	(2,516)	(6,388)
Accrued compensation	(465)	(1,545)
Tenant security deposits	(79)	(493)
Payment of deferred leasing commissions	(5,926)	(7,086)
Net cash provided by operating activities	11,545	9,354
Cash flows from investing activities:
Property improvements, fixtures and equipment	(26,024)	(38,035)
Consolidation of Sponsored REIT	3,048	—
Proceeds received from sales of properties	37,062	102,007
Net cash provided by investing activities	14,086	63,972
Cash flows from financing activities:
Distributions to stockholders	(3,099)	(52,956)
Proceeds received from termination of interest rate swap	4,206	—
Stock repurchases	—	(4,843)
Borrowings under bank note payable	67,000	80,000
Repayments of bank note payable	(35,000)	(15,000)
Repayment of term loan payable	(50,000)	(110,000)
Deferred financing costs	(2,327)	(2,561)
Net cash used in financing activities	(19,220)	(105,360)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,411	(32,034)
Cash, cash equivalents and restricted cash, beginning of year	6,632	40,751
Cash, cash equivalents and restricted cash, end of period	$13,043	$8,717

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$16,704	$13,692
Taxes	$337	$664
Non-cash investing activities:
Accrued costs for purchases of real estate assets	$2,562	$7,466
Investment in related party mortgage loan receivable converted to real estate assets and acquired real estate leases in conjunction with variable interest entity consolidation	$20,000	$—

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

As of September 30, 2023, the Company owned and operated a portfolio of real estate consisting of 19 operating properties, and the Sponsored REIT, which was consolidated effective January 1, 2023. The Company may pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, for geographic, property specific reasons or for other general corporate purposes.

Properties

The following table summarizes the Company’s number of owned and consolidated properties and rentable square feet of real estate.

	As of September 30,
	2023	2022
Owned and Consolidated Properties:
Number of properties (1)	20	22
Rentable square feet	6,206,460	6,433,954

(1) Includes three properties that were classified as assets held for sale as of September 30, 2023.

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other period.

Management is in discussions with lenders to extend or refinance the Company’s debt, a portion of which matures within one year after the date that these financial statements are issued as more fully described in Note 3 below. Management has considered whether there is substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these interim financial statements due to the fact of the uncertainty regarding the maturities of this debt as set forth in Accounting Standards Codification (ASC) 205-40, “Presentation of Financial Statements - Going Concern.” As described in Note 1 below, the Company has concluded that management’s plans to dispose of assets and extend and/or refinance the Company’s debt are probable of being achieved and alleviate substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from an adverse outcome of this uncertainty.

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

	September 30,	September 30,
(in thousands)	2023	2022
Cash and cash equivalents (1)	$13,043	$6,367
Restricted cash	—	2,350
Total cash, cash equivalents and restricted cash	$13,043	$8,717
(1)	Includes $2,445 at September 30, 2023, pertaining to Monument Circle, which the Company is unable to utilize for its own operational purposes.

Restricted cash consists of escrows arising from property sales. Cash held in escrow is paid based on the terms of the closing agreements for the sale.

Variable Interest Entities (VIEs)

The Company determines whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. The determination of whether an entity in which the Company holds a, direct or indirect, variable interest is a VIE is based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. The Company makes judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, and then a quantitative analysis, if necessary.

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

The following is quantitative information about significant unobservable inputs in the Company’s Level 3 measurement of the assets acquired in the consolidation of Monument Circle and were measured at fair value on a nonrecurring basis at January 1, 2023:

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

Liquidity and Management’s Plan

When preparing financial statements for each annual and interim reporting period, management evaluates whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued as set forth in Accounting Standards Codification (ASC) 205-40, “Presentation of Financial Statements - Going Concern.” In making its assessment, management considered the Company’s financial condition and liquidity sources.

As of September 30, 2023 and November 7, 2023, the Company had aggregate outstanding indebtedness under two unsecured loans, the BofA Revolver and the BMO Term Loan (as defined in Note 3), totaling approximately $195 million and $205 million, respectively, maturing within 12 months of the date of issuance of the financial statements, and expects to have sufficient financial resources available to satisfy the obligations when due. Subsequent to September 30, 2023, on October 26, 2023, the Company closed on the disposition of one property resulting in net proceeds of approximately $46.7 million. As of the date of these interim financial statements, the Company is holding such net proceeds in cash and cash equivalents. As of September 30, 2023, the Company had entered into agreements to effect the sale of two properties held for sale that are scheduled to close during the fourth quarter of 2023, which two dispositions would result in aggregate net proceeds of approximately $96.5 million. As of November 7, 2023, the Company had cash and cash equivalents of approximately $73.5 million, which when combined with the aggregate net proceeds of approximately $96.5 million from the above-described two dispositions scheduled to close during the fourth quarter of 2023, will be sufficient to repay approximately $170.0 million of the approximately $205.0 million of indebtedness maturing on October 1, 2024.

The Company is also actively working on the potential disposition of additional properties that are not classified as assets held for sale as of September 30, 2023. As of September 30, 2023, the Company had entered into an agreement to effect the sale of a property that is scheduled to close during the fourth quarter of 2023, which would result in net proceeds of approximately $43.6 million. The Company intends to use net proceeds from dispositions primarily for the repayment of debt.

Management is also actively engaged in discussions with the Company’s lenders to extend and/or refinance the BofA Revolver and the BMO Term Loan prior to maturity. The Company believes that it will be able to extend and/or refinance the BofA Revolver and the BMO Term Loan prior to their scheduled October 1, 2024 maturity dates. However, there can be no assurance that the Company will be able to obtain extensions and/or refinancings in a timely manner, or on acceptable terms, if at all, or generate the cash necessary to pay off the BofA Revolver and the BMO Term Loan through asset sales prior to their October 1, 2024 maturity dates. The failure to obtain extensions and/or refinancings, or otherwise to repay the BofA Revolver and the BMO Term Loan, when due, could lead to events of default, which would have a material adverse effect on the Company’s financial condition.

The Company has concluded that management’s plans to dispose of assets and extend and/or refinance the BofA Revolver and the BMO Term Loan are probable of being achieved and alleviate substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from an adverse outcome of this uncertainty.

As of September 30, 2023, the Company also has the Series A Notes (as defined in Note 3) in the aggregate principal amount of $116 million outstanding that are scheduled to mature on December 20, 2024, which is beyond 12 months of the date of issuance of the financial statements in this Quarterly Report on Form 10-Q and therefore have been excluded from management’s associated going concern assessment and analysis.

Recent Accounting Standards

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 adds interim and annual disclosure requirements to GAAP at the request of the Securities and Exchange Commission. The guidance in ASU 2023-06 is required to be applied prospectively and the GAAP requirements will be effective when the removal of the related SEC disclosure requirements is effective. If the SEC does not act to remove its related requirement by June 30, 2027, any related FASB amendments will be removed from the Accounting Standards Codification and will not be effective. The Company does not anticipate that the adoption of ASU 2023-06 will have a material impact on the consolidated financial statements.

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

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancellable with 30 days notice. Asset management fee income from non-consolidated entities amounted to approximately $0 and $26,000 for the nine months ended September 30, 2023 and 2022, respectively.

Prior to the consolidation of Monument Circle on January 1, 2023, the Company held the Sponsored REIT Loan, which was reported in the balance sheet as a related party mortgage loan receivable. The Company reviewed the need for an allowance under the current expected credit loss model for the Sponsored REIT Loan at each reporting period. The measurement of expected credit losses was based upon historical experiences, current conditions, and reasonable and supportable forecasts that affected the collectability of the reported amount. The Company elected to apply the practical expedient for financial assets secured by collateral in instances where the borrower was experiencing financial difficulty and repayment of the Sponsored REIT Loan was expected to be provided substantially through operation or sale of the collateral. The Company used the fair value of the collateral at the reporting date, and an adjustment to the allowance for expected credit losses was recorded when the amortized cost basis of the financial asset exceeded the fair value of the collateral, less costs to sell.

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

The Company recognized interest income and fees from the Sponsored REIT Loan of approximately $0 and $1,367,000 for the nine months ended September 30, 2023 and 2022, respectively.

On October 29, 2021, the Company agreed to amend and restate the then existing Sponsored REIT Loan to extend the maturity date from December 6, 2022 to June 30, 2023 and to advance an additional $3.0 million tranche of indebtedness to FSP Monument Circle LLC with the same June 30, 2023 maturity date, effectively increasing the aggregate principal amount of the Sponsored REIT Loan from $21 million to $24 million. In addition, the Company agreed to defer all principal and interest payments due under the Sponsored REIT Loan until the maturity date. As part of its consideration for agreeing to amend and restate the Sponsored REIT Loan, the Company obtained from the stockholders of the parent of Monument Circle the right to vote their shares in favor of any sale of the property owned by Monument Circle any time on or after January 1, 2023. There were no commitments to lend additional funds to the Sponsored REIT. On June 26, 2023, the Sponsored REIT Loan maturity was extended to September 30, 2023. On September 26, 2023, the Sponsored REIT Loan maturity was extended to September 30, 2024.

The Company recorded a $4.2 million increase in its provision for credit losses during the year ended December 31, 2022 which was primarily due to the deterioration within the real estate market, changes to key assumptions applied within our financial model to reflect these changes, such as the exit capitalization and discount rates, and an increase in the accrued interest receivable balance. The Company recorded a $4.2 million decrease in its provision for credit losses during the three months ended March 31, 2023. The change in the allowance for credit losses during the three months ended March 31, 2023 was due to the consolidation of Monument Circle. There were no adjustments during the subsequent months through September 30, 2023. The following table presents a roll-forward of the Company’s allowance for credit losses.

	For the Nine Months Ended September 30,
(In thousands)	2023	2022

Beginning allowance for credit losses	$(4,237)	$—
Additional increases to the allowance for credit losses	—	(1,857)
Reductions to the allowance for credit losses	4,237	—
Ending allowance for credit losses	$—	$(1,857)

The following is quantitative information about significant unobservable inputs in the Company’s Level 3 measurement of the collateral of the Sponsored REIT Loan measured at fair value on a nonrecurring basis at December 31, 2022:

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

3.  Bank Note Payable, Term Loans Payable and Senior Notes

BMO Term Loan

On February 10, 2023, the Company entered into a First Amendment to the Second Amended and Restated Credit Agreement with the lending institutions party thereto and Bank of Montreal, as administrative agent (the “BMO First Amendment”). The BMO First Amendment amended the Second Amended and Restated Credit Agreement, dated September 27, 2018, among the Company and the lending institutions party thereto (as amended by the BMO First Amendment, the “BMO Credit Agreement”) to, among other things, extend the maturity date from January 31, 2024 to October 1, 2024 and change the interest rate from a number of basis points over LIBOR depending on the Company’s credit rating to 300 basis points over SOFR (Secured Overnight Financing Rate). The BMO Credit Agreement initially provided for an unsecured term loan borrowing in the amount of $220 million (the “BMO Term Loan”). In connection with the BMO First Amendment, the Company repaid a $40 million portion of the remaining balance of the BMO Term Loan, so that $125 million principal amount remained outstanding. On August 10, 2023, the Company repaid an additional $10 million of this loan, so that $115 million principal amount remains outstanding under the BMO Term Loan as of September 30, 2023. On or before April 1, 2024, the Company is required to repay an additional $15 million of the BMO Term Loan. The remaining balance of the BMO Term Loan matures on October 1, 2024.

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

As of September 30, 2023, the interest rate on the BMO Term Loan was 8.43% per annum. The weighted average variable interest rate on all amounts outstanding under the BMO Term Loan from February 8, 2023, which is when the Company terminated its outstanding interest rate swaps applicable to the BMO Term Loan as described below, through September 30, 2023 was approximately 7.98% per annum.

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

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments and repurchases and redemptions of the Company’s common stock; going concern qualifications to the Company’s financial statements; and the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. In addition, the BMO Credit Agreement also restricts the Company’s ability to make quarterly dividend distributions that exceed $0.01 per share of the Company’s common stock; provided, however, that notwithstanding such restriction, the Company is permitted to make dividend distributions based on the Company’s good faith estimate of projected or estimated taxable income or otherwise as necessary to retain the Company’s status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which the Company would otherwise be subject. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage.

The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of September 30, 2023.

BofA Revolver

On February 10, 2023, the Company entered into a First Amendment to Credit Agreement with Bank of America, N.A., as administrative agent, a letter of credit issuer and a lender (“BofA”), and the other lending institutions party thereto (the “BofA First Amendment”), for a revolving line of credit for borrowings, at the Company’s election, of up to $150 million (the “BofA Revolver”). The BofA First Amendment amended the Credit Agreement, dated January 10, 2022, among the Company and the lending institutions party thereto (as amended by the BofA First Amendment, the “BofA Credit Agreement”) to, among other things, extend the maturity date from January 12, 2024 to October 1, 2024, reduce availability for borrowings, at the Company’s election, from up to $237.5 million to up to $150 million, and to change the interest rate from a number of basis points over SOFR depending on the Company’s credit rating to 300 basis points over SOFR. Borrowings made under the BofA Revolver may be revolving loans or letters of credit, the combined sum of which may not exceed $150 million outstanding at any time. Effective October 1, 2023, availability under the BofA Revolver will be reduced to $125 million and, effective April 1, 2024, availability under the BofA Revolver will be further reduced to $100 million. As of September 30, 2023 and November 7, 2023, there were borrowings of $80 million and $90 million drawn and outstanding under the BofA Revolver, respectively, which borrowings include $40 million that the Company borrowed on February 10, 2023 to repay a portion of the BMO Term Loan. Borrowings made pursuant to the BofA Revolver may be borrowed, repaid and reborrowed from time to time until the maturity date on October 1, 2024.

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

As of September 30, 2023, the interest rate on the BofA Revolver was 8.43% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Revolver through September 30, 2023 was approximately 7.80% per annum.

The BofA Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, use of proceeds, the amount of cash and cash equivalents that the Company can have on its balance sheet after giving effect to an advance under the BofA Revolver, repurchases and redemptions of the Company’s common stock, going concern qualifications to the Company’s financial statements, and the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BofA Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio and a minimum unsecured interest coverage ratio. The BofA Credit Agreement also restricts the Company’s ability to make quarterly dividend distributions that exceed $0.01 per share of the Company’s common stock; provided, however, that notwithstanding such restriction, the Company is permitted to make dividend distributions based on the Company’s good faith estimate of projected or estimated taxable income or otherwise as necessary to retain the Company’s status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which the Company would otherwise be subject. The Company was in compliance with the BofA Revolver financial covenants as of September 30, 2023.

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

The Senior Notes bear interest depending on the Company’s credit rating. As of September 30, 2023, the Series A Notes bear interest at 4.49% per annum and the Series B Notes bear interest at 4.76% per annum.

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BofA Credit Agreement and the BMO Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. The Company was in compliance with the Senior Notes financial covenants as of September 30, 2023.

4.  Financial Instruments: Derivatives and Hedging

On February 20, 2019, the Company entered into interest rate swap transactions that fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan (the “2019 BMO Interest Rate Swap”). The variable rates that were fixed under the 2019 BMO Interest Rate Swap is described in Note 3. On February 8, 2023, the Company terminated the 2019 BMO Interest Rate Swap applicable to the BMO Term Loan and, on February 10, 2023, the Company received an aggregate of approximately $4.3 million as a result of such terminations, of which approximately $0.1 million related to interest receivable. As of September 30, 2023, there were no derivative instruments.

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

	Notional	Strike	Effective	Expiration	Fair Value (1) at
(in thousands)	Value	Rate	Date	Date	September 30, 2023	December 31, 2022
2019 BMO Interest Rate Swap	$165,000	2.39%	Aug-20	Jan-24	$—	$4,358
(1) Classified within Level 2 of the fair value hierarchy.

The 2019 BMO Interest Rate Swap was reported as an asset with a fair value of approximately $4.4 million at December 31, 2022. The balance is included in other assets: derivative asset in the consolidated balance sheet at December 31, 2022.

The gain (loss) on the Company’s 2019 BMO Interest Rate Swap was recorded in other comprehensive income (loss) (OCI), and the accompanying consolidated statements of operations as a component of interest expense for the nine months ended September 30, 2023 and 2022, was as follows:

(in thousands)	Nine Months Ended September 30,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2023	2022

Amounts of gain recognized in OCI	$177	$7,835
Amounts of previously recorded gain (loss) reclassified from OCI into Interest Expense	$3,118	$(1,669)

Total amount of Interest Expense presented in the consolidated statements of operations	$18,099	$17,140

Over time, the realized gains in accumulated other comprehensive income will be reclassified into earnings as a decrease to interest expense in the same periods in which the hedged interest payments would affect earnings. The Company estimates that approximately $1.4 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

5.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Company shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at each of September 30, 2023 and 2022.

6.  Stockholders’ Equity

As of September 30, 2023, the Company had 103,430,353 shares of common stock outstanding. The Company declared and paid dividends as follows (in thousands, except per share amounts):

	Dividends Per	Total
Quarter Paid	Share	Dividends
First quarter of 2023	$0.01	$1,033
Second quarter of 2023	$0.01	$1,032
Third quarter of 2023	$0.01	$1,034

2022:
Special dividend declared in December 2021 and paid January 2022	$0.32	$33,280
First quarter of 2022	$0.09	$9,360
Second quarter of 2022	$0.09	$9,284
Third quarter of 2022	$0.01	$1,032

Equity-Based Compensation

On May 20, 2002, the stockholders of the Company approved the 2002 Stock Incentive Plan (the “Plan”). The Plan is an equity-based incentive compensation plan and provides for the grants of up to a maximum of 2,000,000 shares of the Company’s common stock (“Awards”). All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted Awards. Awards under the Plan are made at the discretion of the Company’s Board of Directors, and have no vesting requirements. Upon granting an Award, the Company will recognize compensation cost equal to the fair value of the Company’s common stock, as determined by the Company’s Board of Directors, on the date of the grant.

On each of May 17, 2022 and May 18, 2023, the Company granted shares under the Plan to non-employee directors with the compensation cost related to such grants indicated in the table below, which was recognized during the year ended December 31, 2022 and the nine months ended September 30, 2023, respectively, included in general and administrative expenses for the respective period. Such shares were fully vested on the date of issuance.

	Shares Available	Compensation
	for Grant	Cost
Balance December 31, 2021	1,780,820	1,012,500
Shares granted 2022	(84,133)	393,750
Balance December 31, 2022	1,696,687	$1,406,250
Shares granted 2023	(194,439)	314,991
Balance September 30, 2023	1,502,248	$1,721,241

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

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use NOLs to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Company’s prior sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs generated prior to December 31, 2018 will expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured. The gross amount of NOLs available to the Company was $1.7 million and $1.7 million as of September 30, 2023 and December 31, 2022, respectively.

Income Tax Expense

The Company is subject to a business tax known as the Revised Texas Franchise Tax. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax. The Company recorded a provision for the Revised Texas Franchise Tax of $212,000 and $167,000 for the nine months ended September 30, 2023 and 2022, respectively.

The income tax expense reflected in the consolidated statements of operations relates primarily to a franchise tax on the Company’s Texas properties.

	For the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022

Revised Texas Franchise Tax	$212	$167
Other Taxes	—	—
Tax expense	$212	$167

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

For the nine months ended September 30, 2023 and 2022, the Company recognized the following amounts of income relating to lease payments:

Income relating to lease payments:
	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Income from leases (1)	$111,316	$118,843
	$111,316	$118,843
(1) Includes amounts recognized from variable lease payments of $32,275 and $37,050 for the nine months ended September 30, 2023 and 2022, respectively.

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

In 2023, the Company sold one office property located in Elk Grove, Illinois on March 10, 2023, for a sales price of $29.1 million, at a gain of approximately $8.4 million. The Company used the proceeds of the disposition principally to repay a portion of outstanding indebtedness. The Company sold one office property located in Charlotte, North Carolina on August 9, 2023 for a sales price of $9.2 million, at a loss of $0.8 million. During the three months ended September 30, 2023, the Company recorded a gain on sale of $53,000 as a result of conveying approximately 7,826 square feet of land at our Addison, Texas property to the Town of Addison as part of a road revitalization project.

During the three months ended September 30, 2023, the Company entered into an agreement to sell a property in Miami, Florida for a gross sales price of approximately $68.0 million at an expected loss of $19.2 million and an agreement to sell a property in Atlanta, Georgia for a gross sales price of approximately $40.0 million at an expected loss of $20.5 million.

The Company reclassified $96.4 million of its office properties in Miami, Florida and Atlanta, Georgia as assets held for sale as of September 30, 2023, which is comprised of $122.2 million of real estate assets, net of accumulated depreciation, $5.5 million of straight-line rents receivable, and $8.4 million of deferred leasing commissions, net of accumulated amortization. The Company recorded these properties at the fair value less cost to sell, which was less than the carrying value and resulted in an impairment of $39.7 million in the three months ended September 30, 2023. The reclassification is a non-cash investing activity on the statement of cash flows. The Company estimated the fair value of these properties, less estimated costs to sell, using the offers to purchase the properties made by third parties (Level 3 inputs, as there is no active market).

During the three months ended September 30, 2023, the Company entered into an agreement to sell a property in Plano, Texas for a gross sales price of approximately $48.0 million at an expected gain of $10.6 million. The Company reclassified $36.2 million of this office property as an asset held for sale as of September 30, 2023, which is comprised of $32.6 million of real estate assets, net of accumulated depreciation, $1.4 million of straight-line rents receivable, $1.7 million of deferred leasing commissions, net of accumulated amortization and $0.5 million of acquired real estate leases, net of accumulated amortization. The reclassification is a non-cash investing activity on the statement of cash flows.

The Company reports the results of operations of its properties in its consolidated statements of operations, which includes rental income, rental operating expenses, real estate taxes and insurance and depreciation and amortization.

The operating results for the properties that the Company disposed of or classified as assets held for sale are summarized below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Rental revenue	$5,354	$8,592	$16,062	$27,646
Rental operating expenses	(1,862)	(2,809)	(5,277)	(8,669)
Real estate taxes and insurance	(720)	(2,416)	(2,264)	(7,287)
Depreciation and amortization	(1,034)	(3,157)	(5,372)	(10,246)
Income from dispositions and assets held for sale	$1,738	$210	$3,149	$1,444

10.  Subsequent Events

On October 6, 2023, the Board of Directors of the Company declared a cash distribution of $0.01 per share of common stock payable on November 9, 2023 to stockholders of record on October 20, 2023.

On October 26, 2023, the Company sold an office building located in Plano, Texas, for a sales price of $48.0 million at a gain of approximately $10.6 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, adverse changes in general economic or local market conditions, including the impact of recessionary concerns, inflation, energy prices and interest rates, as well as those resulting from the COVID-19 pandemic, including the impact of work-from-home policies, and other potential infectious disease outbreaks and terrorist attacks or other acts of violence, which may negatively affect the markets in which we and our tenants operate, our inability to extend and/or refinance our debt or effect asset sales sufficient to repay such debt prior to the maturity dates thereof, adverse changes in energy prices, which if sustained, could negatively impact occupancy and rental rates in the markets in which we own properties, including energy-influenced markets such as Dallas, Denver and Houston, expectations for future potential property dispositions, expectations for future potential leasing activity, expectations for the potential payment of special dividends, changes in interest rates as a result of economic market conditions, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, uncertainties relating to fiscal policy, changes in government regulations and regulatory uncertainty, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, delays in construction schedules, unanticipated increases in construction costs, unanticipated repairs, increases in the level of general and administrative costs as a percentage of revenues as revenues decrease as a result of property dispositions, additional staffing, insurance increases and real estate tax valuation reassessments. See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A. “Risk Factors” below. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

As of September 30, 2023, approximately 5.3 million square feet, or approximately 85.7% of our total owned and consolidated portfolio, was located in Dallas, Denver, Houston and Minneapolis.

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

In 2023, we sold one office property located in Elk Grove, Illinois on March 10, 2023 for a sales price of $29.1 million, at a gain of approximately $8.4 million. On March 13, 2023, we used proceeds of this sale to repay $25 million that had been drawn under the BofA Revolver. On August 9, 2023, we sold an office property located in Charlotte, North Carolina for a sales price of $9.2 million, at a loss of $0.8 million. On August 10, 2023, we used the net proceeds from this sale and cash on hand to repay $10 million of the BMO Term Loan.

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

On April 12, 2023, the credit rating for our senior unsecured debt was downgraded by Moody’s Investor Service to Ba3 from Ba1 and on June 14, 2023, was downgraded to B3 from Ba3. On February 10, 2023, we entered into amendments to the BMO Term Loan and the BofA Revolver that, among other things, caused the interest rate applicable to those borrowings to no longer be based in part on the rating of our debt. The interest rate applicable to borrowings under the Senior Notes continues to be based in part on the rating of our debt. We anticipate that as a result of our below investment grade credit ratings, we will continue to incur approximately $1.0 million in additional interest costs from the Senior Notes over a full twelve-month period based on our borrowings as of October 26, 2023.

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

Economic Conditions

Although recent indicators suggest that economic activity has expanded at a modest pace, the global economy continues to experience significant disruptions as a result of various factors, including geopolitical events such as the ongoing conflict between Russia and Ukraine, Israel’s declaration of war on Hamas, a U.S. designated Foreign Terrorist Organization, current armed conflict in Israel and the Gaza Strip, increasing tensions with China, the long-term impact of the COVID-19 pandemic and continuing supply chain difficulties. In addition, various economic factors, including but not limited to, inflation and interest rates, are contributing to recessionary concerns for the economy of the United States. Economic conditions directly affect the demand for office space, our primary income producing asset. In addition, the broad economic market conditions in the United States are typically affected by numerous other factors, including but not limited to, inflation and employment levels, energy prices, uncertainty about government fiscal, monetary, trade and tax policies, changes in currency exchange rates, the regulatory environment and the availability of credit. During 2022 and 2023 and as of October 26, 2023, the Federal Reserve raised the federal funds rate target several times, most recently by 25 basis points on July 26, 2023, to a range of 5.25% to 5.50%. Any future increases in the target range could also increase interest rates. If interest rates continue to increase, then the interest costs on our unhedged variable rate debt would be adversely affected, which could in turn adversely affect our cash flow, our ability to pay principal and interest on our debt and our ability to make distributions to stockholders. As of September 30, 2023, approximately 49.4% of our total debt constituted unhedged variable rate debt. Increasing interest rates could also decrease the amount third parties are willing to pay for our assets and limit our ability to incur new debt or refinance existing debt when it matures. As of the date of this report, the impact of current economic conditions and geopolitical events and the long-term impact of the COVID-19 pandemic are adversely affecting the demand for office space in the United States.

Real Estate Operations

As of September 30, 2023, our real estate portfolio was comprised of 19 owned properties, which we refer to as our owned properties, and a non-controlling common stock interest in the corporation that is the sole member of FSP Monument Circle LLC, which corporation was organized to operate as a real estate investment trust, which we refer to as the Sponsored REIT. The Sponsored REIT, which we also refer to as Monument Circle, was consolidated effective January 1, 2023. We refer to these 20 properties as our owned and consolidated properties. Our owned properties were approximately 74.8% leased as of September 30, 2023, a decrease from 75.6% leased as of December 31, 2022. The 0.8% decrease in leased space was primarily a result of lease maturities that occurred during the nine months ended September 30, 2023 and the impact on leased percentage from the disposition of one property on March 10, 2023 and one property on August 9, 2023. These decreases were partially offset by new leasing during the nine months ending September 30, 2023. As of September 30, 2023, we had approximately 1,510,000 square feet of vacancy in our owned properties compared to approximately 1,524,000 square feet of vacancy at December 31, 2022. During the nine months ended September 30, 2023, we leased approximately 571,000 square feet of office space in our owned properties, of which approximately 365,000 square feet were with existing tenants, at a weighted average term of 6.3 years. On average, tenant improvements for such leases were $20.13 per square foot, lease commissions were $9.92 per square foot and rent concessions were approximately five months of free rent. Average GAAP base rents under such leases were $29.35 per square foot, or 7.2% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2022.

Our owned and consolidated properties were approximately 72.4% leased as of September 30, 2023, compared to our owned properties at 74.8% leased as of September 30, 2023. The difference is a result of the consolidation of Monument Circle effective January 1, 2023. As of September 30, 2023, Monument Circle was approximately 4.1% leased.

As of September 30, 2023, leases for approximately 1.4% and 9.0% of the square footage in our owned and consolidated properties are scheduled to expire during 2023 and 2024, respectively. As the fourth quarter of 2023 begins, we believe that our owned properties are stabilized, with a balanced lease expiration schedule, and that existing vacancy is being actively marketed to numerous potential tenants. While leasing activity at our properties has continued, we believe that the impact of geopolitical events, current economic conditions and the long-term impact of the COVID-19 pandemic may limit or delay new tenant leasing during at least the fourth quarter of 2023 and potentially in future periods.

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

Consolidation of Sponsored REIT

As of January 1, 2023, we consolidated Monument Circle into our financial statements. On October 29, 2021, we agreed to amend and restate our existing loan to Monument Circle that is secured by a mortgage on real estate owned by Monument Circle, which we refer to as the Sponsored REIT Loan. The amended and restated Sponsored REIT Loan extended the maturity date from December 6, 2022 to June 30, 2023, increased the aggregate principal amount of the loan from $21 million to $24 million, and included certain other modifications. In consideration of our agreement to amend and restate the Sponsored REIT Loan, we obtained from the stockholders of Monument Circle the right to vote their shares in favor of any sale of the property owned by Monument Circle any time on or after January 1, 2023. As a result of our obtaining this right to vote shares, GAAP variable interest entity (VIE) rules required us to consolidate Monument Circle as of January 1, 2023. A gain on consolidation of approximately $0.4 million was recognized in the three months ended March 31, 2023. On June 26, 2023, the Sponsored REIT Loan maturity was initially extended to September 30, 2023 and on September 26, 2023 was further extended to September 30, 2024.

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

Dispositions of Properties and Assets Held for Sale

During 2023, we sold an office property located in Elk Grove, Illinois on March 10, 2023 for a sales price of $29.1 million, at a gain of approximately $8.4 million. During the three months ended June 30, 2023, we entered into an agreement to sell a property in Charlotte, North Carolina at an expected loss of $0.8 million, which was recorded as an impairment and we classified the property as an asset held for sale as of June 30, 2023. The property sold on August 9, 2023 for a sales price of $9.2 million, at a loss of $0.8 million, which had been our expected loss. During the three months ended September 30, 2023, we recorded a gain on sale of $53,000 as a result of conveying approximately 7,826 square feet of land at our Addison, Texas property to the Town of Addison as part of a road revitalization project. In addition, during the three months ended September 30, 2023, we executed purchase and sale agreements with four different unrelated purchasers for the potential sale of four properties that would result in aggregate gross proceeds of approximately $201 million. Three of these potential dispositions were classified as assets held for sale as of September 30, 2023. On October 26, 2023, we completed the sale of one such asset held for sale as of September 30, 2023, an office building located in Plano, Texas for a sales price of $48.0 million at a gain of approximately $10.6 million. The two remaining assets held for sale as of September 30, 2023 are expected to sell for an aggregate sales price of $108 million at an aggregate loss of approximately $39.7 million, which was recorded as an impairment as of September 30, 2023. The three remaining potential dispositions remain subject to customary closing conditions, including successful completion by one of the purchasers of a due diligence inspection period and are expected to close during the fourth quarter of 2023.

During 2022, we sold two office properties located in Broomfield, Colorado on August 31, 2022 for an aggregate sales price of $102.5 million, at a gain of approximately $24.1 million. We also sold an office property in Evanston, Illinois on December 28, 2022 for a sales price of approximately $27.8 million, at a gain of $3.9 million.

We used, or intend to use, the proceeds of the dispositions primarily for the repayment of debt.

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

Recent Accounting Standards

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 adds interim and annual disclosure requirements to GAAP at the request of the Securities and Exchange Commission. The guidance in ASU 2023-06 is required to be applied prospectively and the GAAP requirements will be effective when the removal of the related SEC disclosure requirements is effective. If the SEC does not act to remove its related disclosure requirements by June 30, 2027, any related FASB amendments will be removed from the Accounting Standards Codification and will not be effective. The Company does not anticipate the adoption of ASU 2023-06 will have a material impact on the consolidated financial statements.

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

Results of Operations

The following table shows financial results for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
(in thousands)	2023	2022	Change
Revenues:
Rental	$36,903	$40,366	$(3,463)
Related party revenue:
Management fees and interest income from loans	—	466	(466)
Other	—	4	(4)
Total revenues	36,903	40,836	(3,933)
Expenses:
Real estate operating expenses	12,797	13,369	(572)
Real estate taxes and insurance	7,115	8,951	(1,836)
Depreciation and amortization	13,408	15,148	(1,740)
General and administrative	3,265	3,232	33
Interest	6,209	6,110	99
Total expenses	42,794	46,810	(4,016)

Loss on extinguishment of debt	(39)	(78)	39
Impairment and loan loss reserve	—	(717)	717
Gain (loss) on sale of properties and impairment of assets held for sale, net	(39,671)	24,077	(63,748)
Income (loss) before taxes	(45,601)	17,308	(62,909)
Tax expense	70	62	8
Net income (loss)	$(45,671)	$17,246	$(62,917)

Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022:

Revenues

Total revenues decreased by $3.9 million to $36.9 million for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $3.4 million arising primarily from the sale of three properties during 2022 and two properties in 2023 and other losses of rental income from lease expirations during the periods presented. These decreases were partially offset by rental income earned from leases commencing after September 30, 2022. Our leased space in our owned and consolidated properties was 72.4% at September 30, 2023 and 75.9% at September 30, 2022.
●	A decrease in interest income from loans of approximately $0.5 million, due to the consolidation of Monument Circle in our financial results as of January 1, 2023.

Expenses

Total expenses decreased by $4.0 million to $42.8 million for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The decrease was primarily a result of:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $2.4 million primarily attributable to the property dispositions noted above.
●	A decrease in depreciation and amortization of approximately $1.7 million primarily attributable to the property dispositions noted above.

These decreases were partially offset by:

●	An increase in interest expense of approximately $0.1 million. The increase was primarily due to higher interest expense as a result of higher interest rates under the loan amendments we entered into on February 10, 2023 described above and was partially offset by a lower principal amount of debt outstanding compared to the same period in 2022.

Loss on extinguishment of debt

During the three months ended September 30, 2023 and September 30, 2022, we repaid debt and incurred a loss on extinguishment of debt of $39,000 and $78,000, respectively, related to unamortized deferred financing costs on the dates of the repayments.

Impairment and loan loss reserve

During the three months ended September 30, 2022, we recorded an impairment on a mortgage receivable of $0.7 million.

Gain and loss on sale of properties and impairment

During the three months ended September 30, 2023, we sold an office property located in Charlotte, North Carolina for a sales price of $9.2 million at a loss of approximately $0.8 million. During the three months ended September 30, 2023, we also recorded a gain on sale of $53,000 as a result of conveying approximately 7,826 square feet of land at our Addison, Texas property to the Town of Addison as part of a road revitalization project and increased the loss on sale of Forest Park by $38,000 as a result of final sales adjustments.

During the three months ended September 30, 2023, we entered into an agreement to sell a property in Miami, Florida for a gross sales price of approximately $68.0 million at an expected loss of $19.2 million and an agreement to sell a property in Atlanta, Georgia for a gross sales price of approximately $40.0 million at an expected loss of $20.5 million. We recorded corresponding impairments on these assets held for sale at September 30, 2023.

During the three months ended September 30, 2022, we sold two office properties located in Broomfield, Colorado on August 31, 2022 with an aggregate sales price of $102.5 million, at a gain of $24.1 million.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which was $70,000 during the three months ended September 30, 2023 compared to $62,000 during the three months ended September 30, 2022.

Net income and loss

Net loss for the three months ended September 30, 2023 was $45.7 million compared to net income of $17.2 million for the three months ended September 30, 2022, for the reasons described above.

The following table shows financial results for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
(in thousands)	2023	2022	Change
Revenues:
Rental	$110,927	$122,994	$(12,067)
Related party revenue:
Management fees and interest income from loans	—	1,393	(1,393)
Other	9	17	(8)
Total revenues	110,936	124,404	(13,468)
Expenses:
Real estate operating expenses	37,627	38,547	(920)
Real estate taxes and insurance	21,257	26,713	(5,456)
Depreciation and amortization	42,780	49,004	(6,224)
General and administrative	10,849	10,997	(148)
Interest	18,099	17,140	959
Total expenses	130,612	142,401	(11,789)

Loss on extinguishment of debt	(106)	(78)	(28)
Gain on consolidation of Sponsored REIT	394	—	394
Impairment and loan loss reserve	—	(1,857)	1,857
Gain (loss) on sale of properties and impairment of assets held for sale, net	(32,085)	24,077	(56,162)
Income (loss) before taxes	(51,473)	4,145	(55,618)
Tax expense	212	167	45
Net income (loss)	$(51,685)	$3,978	$(55,663)

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022:

Revenues

Total revenues decreased by $13.5 million to $110.9 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $12.1 million arising primarily from the sale of three properties during 2022 and two properties in 2023 and other losses of rental income from lease expirations during the periods presented. These decreases were partially offset by rental income earned from leases commencing after September 30, 2022. Our leased space in our owned and consolidated properties was 72.4% at September 30, 2023 and 75.9% at September 30, 2022.
●	A decrease in interest income from loans of approximately $1.4 million due to the consolidation of Monument Circle in our financial results as of January 1, 2023.

Expenses

Total expenses decreased by $11.8 million to $130.6 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The decrease was primarily a result of:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $6.4 million primarily attributable to the property dispositions noted above.
●	A decrease in depreciation and amortization of approximately $6.2 million primarily attributable to the property dispositions noted above.
●	A decrease in general and administrative expenses of $0.1 million primarily attributable to lower personnel costs.

These decreases were partially offset by:

●	An increase in interest expense of approximately $0.9 million. The increase was primarily due to higher interest expense as a result of higher interest rates under the loan amendments we entered into on February 10, 2023 described above and was partially offset by a lower principal amount of debt outstanding compared to the same period in 2022.

Loss on extinguishment of debt

During the nine months ended September 30, 2023 and September 30, 2022, we repaid debt and incurred a loss on extinguishment of debt of approximately $0.1 million and $0.1 million, respectively, related to unamortized deferred financing costs on the dates of the repayments.

Gain on consolidation of Sponsored REIT

During the nine months ended September 30, 2023, we recorded a gain on consolidation of Sponsored REIT as a result of reducing the Monument Circle loan loss reserve, which resulted in a $0.4 million gain.

Impairment and loan reserve

During the nine months ended September 30, 2022, we recorded an impairment on a mortgage receivable of $1.9 million.

Gain and loss on sale of properties and impairment

During the three months ended March 31, 2023, we sold an office property located in Elk Grove, Illinois on March 10, 2023, for a sales price of $29.1 million, at a gain of approximately $8.4 million.

During the three months ended September 30, 2023, we sold an office property located in Charlotte, North Carolina for a sales price of $9.2 million at a loss of approximately $0.8 million. During the three months ended September 30, 2023, we also recorded a gain on sale of $53,000 as a result of conveying approximately 7,826 square feet of land at our Addison, Texas property to the Town of Addison as part of a road revitalization project and increased the loss on sale of Forest Park by $38,000 as a result of final sales adjustments.

During the three months ended September 30, 2023, we entered into an agreement to sell a property in Miami, Florida for a gross sales price of approximately $68.0 million at an expected loss of $19.2 million and an agreement to sell a property in Atlanta, Georgia for a gross sales price of approximately $40.0 million at an expected loss of $20.5 million. We recorded corresponding impairments on these assets held for sale at September 30, 2023.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which was $212,000 during the nine months ended September 30, 2023 compared to $167,000 during the nine months ended September 30, 2022.

Net income and loss

Net loss for nine months ended September 30, 2023, was $51.7 million compared to net income of $4.0 million for the nine months ended September 30, 2022, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands):	2023	2022	2023	2022
Net income (loss)	$(45,671)	$17,246	$(51,685)	$3,978
Gain on consolidation of Sponsored REIT	—	—	(394)	—
Impairment and loan loss reserve	—	717	—	1,857
(Gain) loss on sale of properties and impairment of assets held for sale, net	39,671	(24,077)	32,085	(24,077)
Depreciation and amortization	13,400	15,114	42,742	48,916
NAREIT FFO	7,400	9,000	22,748	30,674
Lease Acquisition costs	109	41	278	206

Funds From Operations	$7,509	$9,041	$23,026	$30,880

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

Net Operating Income (NOI)*

	Rentable
	Square
	Feet	Three Months Ended			Nine Months Ended	Three Months Ended			Nine Months Ended	Inc	%
(in thousands)	or RSF	31-Mar-23	30-Jun-23	30-Sep-23	30-Sep-23	31-Mar-22	30-Jun-22	30-Sep-22	30-Sep-22	(Dec)	Change
Region
East	298	$276	$343	$239	$858	$274	$278	$221	$773	$85	11.0%
MidWest	758	2,239	1,718	1,396	5,353	2,478	3,038	2,486	8,002	(2,649)	(33.1)%
South	2,797	7,933	8,128	8,532	24,593	5,817	5,611	5,902	17,330	7,263	41.9%
West	2,140	6,422	6,412	6,505	19,339	8,070	6,609	6,401	21,080	(1,741)	(8.3)%
Property NOI* from Owned Properties	5,993	16,870	16,601	16,672	50,143	16,639	15,536	15,010	47,185	2,958	6.3%
Disposition and Acquisition Properties (a)	213	870	(30)	(68)	772	2,942	3,582	2,658	9,182	(8,410)	(16.0)%
Property NOI*	6,206	$17,740	$16,571	$16,604	$50,915	$19,581	$19,118	$17,668	$56,367	$(5,452)	(9.7)%

Same Store		$16,870	$16,601	$16,672	$50,143	$16,639	$15,536	$15,010	$47,185	$2,958	6.3%

Less Nonrecurring
Items in NOI* (b)		1,292	301	485	2,078	273	1,258	494	2,025	53	0.1%

Comparative
Same Store		$15,578	$16,300	$16,187	$48,065	$16,366	$14,278	$14,516	$45,160	$2,905	6.4%

					Nine Months Ended				Nine Months Ended
		Three Months Ended			Ended	Three Months Ended			Ended
Reconciliation to Net Income (Loss)		31-Mar-23	30-Jun-23	30-Sep-23	30-Sep-23	31-Mar-22	30-Jun-22	30-Sep-22	30-Sep-22
Net income (loss)		$2,406	$(8,420)	$(45,671)	$(51,685)	$(4,158)	$(9,110)	$17,246	$3,978
Add (deduct):
Loss on extinguishment of debt		67	—	39	106	—	—	78	78
Gain on consolidation of Sponsored REIT		(394)	—	—	(394)	—	—	—	—
Impairment and loan loss reserve		—	—	—	—	—	1,140	717	1,857
Gain on sale of properties and impairment of assets held for sale, net		(8,392)	806	39,671	32,085	—	—	(24,077)	(24,077)
Management fee income		(374)	(427)	(460)	(1,261)	(291)	(267)	(274)	(832)
Depreciation and amortization		14,727	14,645	13,409	42,781	15,670	18,185	15,148	49,003
Amortization of above/below market leases		(18)	(12)	(9)	(39)	(9)	(45)	(34)	(88)
General and administrative		3,817	3,768	3,265	10,850	3,784	3,981	3,233	10,998
Interest expense		5,806	6,084	6,209	18,099	5,366	5,664	6,110	17,140
Interest income		—	—	—	—	(451)	(455)	(461)	(1,367)
Non-property specific items, net		95	127	151	373	(330)	25	(18)	(323)

Property NOI*		$17,740	$16,571	$16,604	$50,915	$19,581	$19,118	$17,668	$56,367
(a)	We define Disposition and Acquisition Properties as properties that were sold or acquired or consolidated and do not have operating activity for all periods presented.
(b)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the nine months ended September 30, 2023 for our owned and consolidated properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	September 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2023 (a)	Square Feet (b)

Innsbrook	Glen Allen	VA	1999	298,183	142,382	47.8%	18.69
East Total				298,183	142,382	47.8%	18.69
120 Monument Circle	Indianapolis	IN	1992	213,760	8,722	4.1%	31.71
121 South 8th Street	Minneapolis	MN	1974	298,121	244,757	82.1%	25.06
801 Marquette Ave	Minneapolis	MN	1923/2017	129,691	119,108	91.8%	24.13
Plaza Seven	Minneapolis	MN	1987	330,096	216,279	65.5%	29.58
Midwest Total				971,668	588,866	60.6%	26.63
Blue Lagoon Drive (c)	Miami	FL	2002/2021	213,182	174,511	81.9%	44.71
Park Ten	Houston	TX	1999	157,609	122,872	78.0%	28.58
Addison Circle	Addison	TX	1999	289,333	240,175	83.0%	35.18
Collins Crossing	Richardson	TX	1999	300,887	285,451	94.9%	26.93
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	27.05
Park Ten Phase II	Houston	TX	2006	156,746	148,924	95.0%	29.24
Liberty Plaza	Addison	TX	1985	217,841	157,238	72.2%	24.48
Legacy Tennyson Center	Plano	TX	1999/2008	209,461	102,552	49.0%	30.25
One Legacy Circle (c)	Plano	TX	2008	214,110	142,983	66.8%	38.31
Westchase I & II	Houston	TX	1983/2008	629,025	368,231	58.5%	26.98
Pershing Park Plaza (c)	Atlanta	GA	1989	160,145	127,796	79.8%	38.56
South Total				2,796,738	2,119,132	75.8%	31.06
1999 Broadway	Denver	CO	1986	682,639	423,509	62.0%	33.66
1001 17th Street	Denver	CO	1977/2006	648,861	454,657	70.1%	38.84
600 17th Street	Denver	CO	1982	612,135	481,812	78.7%	34.66
Greenwood Plaza	Englewood	CO	2000	196,236	130,006	66.3%	29.04
West Total				2,139,871	1,489,984	69.6%	35.16

Total Owned & Consolidated Properties				6,206,460	4,340,364	69.9%	$31.46
(a)	Based on weighted occupied square feet for the nine months ended September 30, 2023, including month-to-month tenants, divided by the applicable property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the nine months ended September 30, 2023, per weighted occupied square foot.
(c)	Property is classified as an asset held for sale as of September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2023 and November 7, 2023, we had aggregate outstanding indebtedness under two unsecured loans, the BofA Revolver and the BMO Term Loan, totaling approximately $195 million and $205 million, respectively, maturing within 12 months of the date of issuance of the financial statements in this report, and expect to have sufficient financial resources available to satisfy the obligations when due.

Subsequent to September 30, 2023, on October 26, 2023, we closed on the disposition of one property resulting in net proceeds of approximately $46.7 million. As of November 7, 2023, we are holding such net proceeds in cash and cash equivalents. As of September 30, 2023, we had entered into agreements to effect the sale of two properties held for sale that are scheduled to close during the fourth quarter of 2023, which two dispositions would result in aggregate net proceeds of approximately $96.5 million. As of November 7, 2023, we had cash and cash equivalents of approximately $73.5 million, which when combined with the aggregate net proceeds of approximately $96.5 million from the above-described two dispositions scheduled to close during the fourth quarter of 2023, will be sufficient to repay approximately $170.0 million of the approximately $205.0 million of indebtedness maturing on October 1, 2024.

We are also actively working on the potential disposition of additional properties that are not classified as assets held for sale as of September 30, 2023. As of September 30, 2023, we had entered into an agreement to effect the sale of a property that is scheduled to close during the fourth quarter of 2023, which would result in net proceeds of approximately $43.6 million. We intend to use net proceeds from dispositions primarily for the repayment of debt.

Management is also actively engaged in discussions with our lenders to extend and/or refinance the BofA Revolver and the BMO Term Loan prior to maturity. We believe that we will be able to extend and/or refinance the BofA Revolver and the BMO Term Loan prior to their scheduled October 1, 2024 maturity dates. However, there can be no assurance that we will be able to obtain extensions and/or refinancings in a timely manner, or on acceptable terms, if at all, or generate the cash necessary to pay off the BofA Revolver and the BMO Term Loan through asset sales prior to their October 1, 2024 maturity dates. The failure to obtain extensions and/or refinancings, or otherwise to repay the BofA Revolver and the BMO Term Loan, when due, could lead to events of default, which would have a material adverse effect on our financial condition.

We have concluded that management’s plans to dispose of assets and extend and/or refinance the BofA Revolver and the BMO Term Loan are probable of being achieved and alleviate substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from an adverse outcome of this uncertainty.

As of September 30, 2023, we also have the Series A Notes (as defined in Note 3) in the aggregate principal amount of $116 million outstanding that are scheduled to mature on December 20, 2024, which is beyond 12 months of the date of issuance of the financial statements in this Quarterly Report on Form 10-Q and therefore have been excluded from management’s associated going concern assessment and analysis.

Cash and cash equivalents were $13.0 million and $6.6 million at September 30, 2023 and December 31, 2022, respectively. The increase of $6.4 million is attributable to $11.5 million provided by operating activities, plus $14.1 million provided by investing activities less $19.2 million used in financing activities. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and property dispositions. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties, property dispositions and our interest costs.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2023 of $11.5 million is primarily attributable to a net loss of $51.7 million, plus the net loss on sale of a property and impairments on two assets held for sale of $32.1 million, less the gain on consolidation of Sponsored REIT of $0.4 million, plus the add-back of $42.7 million of non-cash expenses, less an increase in payment of deferred leasing commissions of $5.9 million, a decrease in accounts payable and accrued compensation of $3.0 million, an increase in prepaid expenses of $0.6 million, an increase in lease acquisition costs of $0.9 million, an increase in tenant rent receivables of $0.7 million and an increase in tenant security deposits of $0.1 million.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2023 of $14.1 million is primarily attributable to proceeds from an asset sale of $37.1 million and an increase of investment in a mortgage receivable of $3.0 million from cash recorded in consolidation of Monument Circle, which was partially offset by purchases of other real estate assets and office equipment investments of $26.0 million.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2023 of $19.2 million is primarily attributable to the repayment of a portion of the BMO Term Loan of $50.0 million, repayment of a portion of the BofA Revolver of $35.0 million, payment of distributions to stockholders of $3.1 million, and payment of deferred financing costs of $2.3 million, which was partially offset by net borrowings on the BofA Revolver of $67.0 million and the proceeds from the termination of interest rate swap of $4.2 million.

Liquidity beyond the next 12 months

In addition to the BofA Revolver and the BMO Term Loan maturities described above, our Series A Notes, of which an aggregate principal amount of $116 million is outstanding as of September 30, 2023, have a maturity date of December 20, 2024. Our ability to generate cash adequate to satisfy our debt obligations as they mature and meet our operating needs is dependent primarily on income from real estate investments, the sale of real estate investments, leveraging of real estate investments, availability of bank borrowings, proceeds from public offerings of stock, private placement of debt and access to the capital markets. The acquisition of new properties, the payment of expenses related to real estate operations, capital improvement expenses, debt service payments, general and administrative expenses, and distribution requirements place demands on our liquidity. See Part II, Item 1A, Risk Factors for additional risks relating to our liquidity.

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

BMO Term Loan

On February 10, 2023, the Company entered into a First Amendment to the Second Amended and Restated Credit Agreement with the lending institutions party thereto and Bank of Montreal, as administrative agent (the “BMO First Amendment”). The BMO First Amendment amended the Second Amended and Restated Credit Agreement dated September 27, 2018, among the Company and the lending institutions party thereto (as amended by the BMO First Amendment, the “BMO Credit Agreement”) to, among other things, extend the maturity date from January 31, 2024 to October 1, 2024 and change the interest rate from a number of basis points over LIBOR depending on the Company’s credit rating to 300 basis points over SOFR (Secured Overnight Financing Rate). The BMO Credit Agreement initially provided for an unsecured term loan borrowing in the amount of $220 million (the “BMO Term Loan”). In connection with the BMO First Amendment, the Company repaid a $40 million portion of the remaining principal balance of the BMO Term Loan, so that $125 million remained outstanding. On August 10, 2023, we repaid an additional $10 million of this loan, so that $115 million principal amount remains outstanding under the BMO Term Loan as of September 30, 2023. On or before April 1, 2024, we are required to repay an additional $25 million of the BMO Term Loan. The remaining balance of the BMO Term Loan matures on October 1, 2024.

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

As of September 30, 2023, the interest rate on the BMO Term Loan was 8.43% per annum. The weighted average variable interest rate on all amounts outstanding under the BMO Term Loan from February 8, 2023, which is when the Company terminated its outstanding interest rate swaps applicable to the BMO Term Loan as described below, through September 30, 2023 was approximately 7.98% per annum.

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

The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. We were in compliance with the BMO Term Loan financial covenants as of September 30, 2023.

BofA Revolver

On February 10, 2023, the Company entered into a First Amendment to Credit Agreement with Bank of America, N.A., as administrative agent, a letter of credit issuer and a lender (“BofA”), and the other lending institutions party thereto (the “BofA First Amendment”), for a revolving line of credit for borrowings, at the Company’s election, of up to $150 million (the “BofA Revolver”). The BofA First Amendment amended the Credit Agreement, dated January 10, 2022, among the Company and the lending institutions party thereto (as amended by the BofA First Amendment, the “BofA Credit Agreement”) to among other things, extend the maturity date from January 12, 2024 to October 1, 2024, reduce availability for borrowings, at the Company’s election, from up to $237.5 million to up to $150 million, and to change the interest rate from a number of basis points over SOFR depending on the Company’s credit rating to 300 basis points over SOFR. Borrowings made under the BofA Revolver may be revolving loans or letters of credit, the combined sum of which may not exceed $150 million outstanding at any time. Effective October 1, 2023, availability under the BofA Revolver will be reduced to $125 million and, effective April 1, 2024, availability under the BofA Revolver will be further reduced to $100 million. As of September 30, 2023 and November 7, 2023, there were borrowings of $80 million and $90 million drawn and outstanding under the BofA Revolver, respectively, which borrowings include $40 million that the Company borrowed on February 10, 2023 to repay a portion of the BMO Term Loan. Borrowings made pursuant to the BofA Revolver may be borrowed, repaid and reborrowed from time to time until the maturity date on October 1, 2024.

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

As of September 30, 2023, the interest rate on the BofA Revolver was 8.43% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Revolver through September 30, 2023, was approximately 7.80% per annum.

The BofA Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, use of proceeds, the amount of cash and cash equivalents that the Company can have on its balance sheet after giving effect to an advance under the BofA Revolver, repurchases and redemptions of the Company’s common stock, going concern qualifications to our financial statements, and the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BofA Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio and a minimum unsecured interest coverage ratio. The BofA Credit Agreement also restricts the Company’s ability to make quarterly dividend distributions that exceed $0.01 per share of the Company’s common stock; provided, however, that notwithstanding such restriction, the Company is permitted to make dividend distributions based on the Company’s good faith estimate of projected or estimated taxable income or otherwise as necessary to retain the Company’s status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which the Company would otherwise be subject. The Company was in compliance with the BofA Revolver financial covenants as of September 30, 2023.

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

The Senior Notes bear interest depending on the Company’s credit rating. As of September 30, 2023, the Series A Notes bear interest at 4.49% per annum and the Series B Notes bear interest at 4.76% per annum.

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BofA Credit Agreement and the BMO Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. We were in compliance with the Senior Notes financial covenants as of September 30, 2023.

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

Additional information about the Sponsored REIT Loan outstanding as of September 30, 2023, is incorporated herein by reference to Note 2, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our owned and consolidated properties from the rental revenue generated by the properties. For the three and nine months ended September 30, 2023 and 2022, respectively, the rental income exceeded the expenses for each individual property, with the exception of Monument Circle for the three and nine months ended September 30, 2023 and Pershing Park for the three and nine months ended September 30, 2022.

Monument Circle has approximately 214,000 square feet of rentable space comprised of both office and street level retail space. The office component comprises approximately 95% of the rentable space and was net leased to a single corporate tenant, through December 31, 2018. The retail component comprises the remaining approximately 5% of the property’s rentable space. Monument Circle had approximately $70,000 of rental income and $304,000 of operating expenses for the three months ended September 30, 2023. Monument Circle had approximately $207,000 of rental income and $830,000 of operating expenses for the nine months ended September 30, 2023, and was 4.1% leased to two retail tenants as of September 30, 2023.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We have used interest rate derivative instruments to manage exposure to interest rate changes. As of September 30, 2023 and December 31, 2022, if market rates on our outstanding borrowings under the BofA Revolver subject to a floating rate increased by 10% at maturity, or approximately 84 and 62 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by approximately $0.7 million and $0.3 million, respectively. The interest rate on the BofA Revolver as of September 30, 2023 was SOFR plus an adjustment of 0.11448% plus 300 basis points, or 8.43% per annum, and as of December 31, 2022 was SOFR plus an adjustment of 0.11448% plus 175 basis points, or 4.358% per annum. There was $80 million and $48 million drawn on the BofA Revolver as of September 30, 2023 and December 31, 2022, respectively. We do not believe that the interest rate risk on the BofA Revolver is material as of September 30, 2023.

Although the interest rate on the BMO Term Loan is variable, the Company fixed the base LIBOR interest rate on the BMO Term Loan by entering into interest rate swap agreements. On February 20, 2019, the Company fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan with interest rate swap agreements (the “2019 BMO Interest Rate Swap”). Accordingly, based upon our credit rating, as of December 31, 2022, the interest rate on the BMO Term Loan was 4.04% per annum. The fair value of these interest rate swaps are affected by changes in market interest rates. This interest rate swap was our only derivative instrument as of December 31, 2022. On February 8, 2023, we terminated all outstanding interest rate swaps applicable to the BMO Term Loan and, on February 10, 2023, we received an aggregate of approximately $4.3 million as a result of such terminations, of which approximately $0.1 million related to interest receivable. As of September 30, 2023, if market rates on our outstanding borrowings under the BMO Term Loan subject to a floating rate increased by 10% at maturity, or approximately 84 basis points over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by approximately $1.0 million. The interest rate on the BMO Term Loan as of September 30, 2023 was SOFR plus an adjustment of 0.11448% plus 300 basis points, or 8.43% per annum.

The table below includes our derivative instrument, which hedged variable cash flows related to interest on our BMO Term Loan as of December 31, 2022:

	Notional	Strike	Effective	Expiration	Fair Value (1) at
(in thousands)	Value	Rate	Date	Date	September 30, 2023	December 31, 2022

2019 BMO Interest Rate Swap	$165,000	2.39%	Aug-20	Jan-24	$—	$4,358

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

The following table presents, as of September 30, 2023, our contractual variable rate borrowings under our BofA Revolver, which matures on October 1, 2024, under our BMO Term Loan Tranche B, which matures on October 1, 2024, under our Series A Notes, which mature on December 20, 2024, and under our Series B Notes, which mature on December 20, 2027.

	Payment due by period
	(in thousands)
	Total	2023	2024	2025	2026	2027	Thereafter
BofA Revolver	$80,000	$—	$80,000	$—	$—	$—	$—
BMO Term Loan Tranche B	115,000	—	115,000	—	—	—	—
Series A Notes	116,000	—	116,000	—	—	—	—
Series B Notes	84,000	—	—	—	—	84,000	—
Total	$395,000	$—	$311,000	$—	$—	$84,000	$—

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”), which could materially affect our business, financial condition or future results. The risks described in the 2022 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

In addition to the risk factors included in the 2022 Form 10-K, we have identified the following additional risk factor:

Risks Related to our Indebtedness

Our current debt maturities may raise substantial doubt about our ability to continue as a going concern.

When preparing financial statements for each annual and interim reporting period, management evaluates whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued as set forth in Accounting Standards Codification (ASC) 205-40, “Presentation of Financial Statements - Going Concern.” In making its assessment, management considered the maturity of the BofA Revolver and the BMO Term Loan, which each has a maturity date of October 1, 2024.

As of September 30, 2023 and November 7, 2023, we had aggregate outstanding indebtedness under the BofA Revolver and the BMO Term Loan totaling approximately $195 million and $205 million, respectively, maturing within 12 months of the date of issuance of the financial statements accompanying this quarterly report on Form 10-Q.

Although management believes that we will be able to extend and/or refinance the BofA Revolver and the BMO Term Loan, or generate the cash necessary to pay off the BofA Revolver and the BMO Term Loan through asset sales prior to their scheduled October 1, 2024 maturity dates, there can be no assurance that we will be able to obtain extensions and/or refinancings in a timely manner, or on acceptable terms, if at all, or generate the cash necessary to pay off the BofA Revolver and the BMO Term Loan through asset sales prior to their October 1, 2024 maturity dates. The failure to obtain extensions and/or refinancings, or otherwise to repay the BofA Revolver and the BMO Term Loan when due, could lead to events of default, which would have a material adverse effect on our financial condition.

In addition, our Series A Notes, of which an aggregate principal amount of $116 million is outstanding as of September 30, 2023, have a maturity date of December 20, 2024, will need to be evaluated in connection with management’s evaluation of the Company’s ability to continue as a going concern in connection with the preparation of financial statements for the year ending December 31, 2023. If we are not able to extend and/or refinance our indebtedness or generate sufficient cash through asset sales prior to the issuance of our financial statements for the year ended December 31, 2023, an opinion with respect to our audited financial statements for the year ended December 31, 2023 would need to include a qualification relating to our ability to continue operating as a going concern.

Our outstanding debt instruments contain covenants that require us to deliver audited financial statements for the year ending December 31, 2023 that are accompanied by an opinion from our independent public accounts that does not include a qualification as to the Company’s ability to continue to operate as a going concern. If we are unable to do so, an event of default will occur which will accelerate our obligations under the BofA Revolver, the BMO Term Loan and the Senior Notes, which would have a material adverse effect on our liquidity and financial condition.

Any inability to continue to operate as a going concern or the occurrence of an event of default under our outstanding indebtedness would likely have a material adverse effect on the price of our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not make any repurchases of any equity securities during the three months ended September 30, 2023.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

Director and Officer Trading Arrangements

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

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Comprehensive Income (Loss); and (vi) the Notes to Consolidated Financial Statements.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: November 7, 2023	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: November 7, 2023	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)